Form 10-Q
period 1998-03-31
MIDWEST BANC HOLDINGS INC
filed 1998-05-13
CIK 1051379

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

       [X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934
                 For the quarterly period ended March 31, 1998
                                       OR

       [ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                For transition period from ________ to ________

                       Commission File Number:   0-29598
                                                 -------

                         MIDWEST BANC HOLDINGS, INC.
            -------------------------------------------------------
            (Exact name of Registrant as specified in its charter.)



          Delaware                                   36-3252484
  -------------------------------                    ----------
  (State or other jurisdiction of      (I.R.S. Employer Identification Number)
  incorporation or organization)

       501 W. North  Ave., Melrose Park, IL                         60160
    ----------------------------------------                     ----------
    (Address of principal executive offices)                     (ZIP code)

                                 (708) 865-1053
              ---------------------------------------------------
              (Registrant's telephone number, including area code)


     Indicate by checkmark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes _____ No __X___

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the period covered by this report.


            Class                                Outstanding March 31, 1998
     ----------------------                      --------------------------
     Common, par value $.01                             11,279,392

                          MIDWEST BANC HOLDINGS, INC.

                          FORM 10-Q Quarterly Report

                               Table of Contents


                                     PART I


                                                                          Page
                                                                         Number


Item 1.    Financial Statements ..........................................   3

Item 2.    Management's Discussion and Analysis of
           Financial Condition and Results of Operations .................   11

Item 3.    Quantitative and Qualitative Disclosures about Market Risk ....   18


                                    PART II

Item 1.    Legal Proceedings .............................................   21

Item 2.    Changes in Securities .........................................   21

Item 3.    Defaults Upon Senior Securities ...............................   21

Item 4.    Submission of Matters to a Vote of Security Holders ...........   21

Item 5.    Other Information .............................................   21

Item 6.    Exhibits and Reports on Form 8-K ..............................   21


Form 10-Q  Signature Page ................................................   22

                         PART I - Financial Information
                          MIDWEST BANC HOLDINGS, INC.
                    CONSOLIDATED BALANCE SHEETS (unaudited)
                      (In thousands, except share data)

Item 1.   Financial Statements.
                                                                                 March 31,   December 31,
                                                                                  1998           1997
                                                                                  ----           ----
ASSETS
Cash and due from banks                                                        $  30,534      $   34,471
Securities available-for-sale                                                    365,416         343,115
Trading account securities                                                         7,999           5,008
Securities held-to-maturity                                                       18,801          16,233
Loans                                                                            511,226         488,099
Allowance for loan losses                                                         (6,353)         (6,143)
                                                                               ---------      ----------
Net loans                                                                        504,873         481,956
Premises and equipment, net                                                       15,398          14,863
Other real estate owned                                                              765             789
Goodwill, net                                                                      2,366           2,424
Accrued interest and other assets                                                 10,981           9,783
                                                                               ---------      ----------
Total assets                                                                   $ 957,133      $  908,642
                                                                               =========      ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits
   Noninterest-bearing                                                         $  95,450      $  102,080
   Interest-bearing                                                              708,090         692,282
                                                                               ---------      ----------
      Total deposits                                                             803,540         794,362
Federal funds purchased and securities sold under repurchase
 agreements                                                                        7,800          12,992
Notes payable                                                                     67,225          42,575
Accrued interest and other liabilities                                             6,811           5,753
                                                                               ---------      ----------
Total liabilities                                                                885,376         855,682

STOCKHOLDERS' EQUITY
Preferred stock, $.01 par value; authorized 1,000,000 shares;
 none issued
Common stock, $.01 par value; authorized 17,000,000 shares;
 11,379,392 and 10,114,392 issued and outstanding as of
 March 31, 1998 and December 31, 1997, respectively.                                 114             101
Surplus                                                                           29,704          12,620
Retained earnings                                                                 42,128          40,026
Accumulated other comprehensive income                                               273             675
Treasury stock, at cost, 100,000 shares as of March 31, 1998 and
 December 31, 1997                                                                  (462)           (462)
                                                                               ---------      ----------
     Total stockholders' equity                                                   71,757          52,960
                                                                               ---------      ----------
Total liabilities and stockholders' equity                                     $ 957,133      $  908,642
                                                                               =========      ==========


                                  (Continued)
                                       3

                          MIDWEST BANC HOLDINGS, INC.
                 CONSOLIDATED STATEMENTS OF INCOME (unaudited)
                   Three Months Ended March 31, 1998 and 1997
                     (In thousands, except per share data)


                                                                                  1998          1997
                                                                               ----------     ----------
INTEREST INCOME
Loans, including fees                                                          $   11,635     $    9,953
Securities
   Taxable                                                                          5,480          5,443
   Tax-exempt                                                                         292            166
Trading account securities                                                             97              -
Federal funds sold                                                                    167             68
                                                                               ----------     ----------
   Total interest income                                                           17,671         15,630

INTEREST EXPENSE
Deposits                                                                            8,630          7,448
Other borrowings                                                                      998            562
                                                                               ----------     ----------
   Total interest expense                                                           9,628          8,010
Net interest income                                                                 8,043          7,620
Provision for loan losses                                                             387            501
                                                                               ----------     ----------
Net interest income after provision for loan losses                                 7,656          7,119

OTHER INCOME
Service charges on deposit accounts                                                   724            615
Gains (losses) on securities transactions                                             294            (13)
Net trading account profits (losses)                                                   (4)            17
Mortgage loan origination fees                                                        212             90
Trust income                                                                          151            138
Other income                                                                          116            146
                                                                               ----------     ----------
 Total other income                                                                 1,493            993

OTHER EXPENSE
Salaries and employee benefits                                                      3,272          2,995
Occupancy expense, net                                                                810            779
Professional services                                                                 267            247
Marketing                                                                             153            157
Office supplies                                                                       148            124
FDIC insurance                                                                         24             22
Postage and freight                                                                   160            152
Other expense                                                                         642            526
                                                                               ----------     ----------
   Total other expense                                                              5,476          5,002
                                                                               ----------     ----------
Income before income taxes                                                          3,673          3,110
Provision for income taxes                                                          1,342          1,219
                                                                               ----------     ----------
NET INCOME                                                                     $    2,331     $    1,891
                                                                               ==========     ==========
Earnings per share                                                             $     0.22     $     0.19
                                                                               ==========     ==========



                                  (Continued)
                                       4

                          MIDWEST BANC HOLDINGS, INC.
          CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (unaudited)
                                 (In thousands)


                                                                         Accumulated
                                                                            Other                    Total
                                             Common           Retained  Comprehensive  Treasury  Stockholders'
                                             Stock   Surplus  Earnings     Income       Stock       Equity
                                            ------   -------  --------  -------------  --------  -------------
Balance, January 1, 1997                      3,437   10,489    34,932        (1,377)   (4,519)         42,962
Net income                                        -        -     1,891             -         -           1,891
Unrealized gains (losses) on Securities AFS       -        -         -        (2,276)        -          (2,276)
                                            -------  -------  --------       ---------  --------      --------
Comprehensive income                                                                                      (385)
Net purchase of treasury stock shares             -        -         -             -       (50)            (50)
Cash dividends                                    -        -      (229)            -         -            (229)
                                            -------  -------  --------       ---------  --------      --------
Balance, March 31, 1997                       3,437   10,489    36,594        (3,653)   (4,569)         42,298
                                            =======  =======  ========       =========  ========      ========

Balance, January 1, 1998                        101   12,620    40,026           675      (462)         52,960
Net income                                        -        -     2,331             -         -           2,331
Unrealized gains (losses) on Securities AFS       -        -         -          (402)        -            (402)
                                            -------  -------  --------       ---------  --------      --------
Comprehensive income                              -        -         -             -         -           1,929
Common stock issuance                            13   17,084         -             -         -          17,097
Cash dividends                                    -        -      (229)            -         -            (229)
                                            -------  -------  --------       ---------  --------      --------
Balance, March 31, 1998                         114   29,704    42,128           273      (462)         71,757
                                            -------  -------  --------      ----------  --------      --------



                                  (Continued)
                                       5

                          MIDWEST BANC HOLDINGS, INC.
               CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
                   Three Months Ended March 31, 1998 and 1997
                                 (in thousands)




                                                                                1998           1997
                                                                                ----           ----
CASH FLOWS FROM OPERATING ACTIVITIES
 Net income                                                                   $     2,331   $      1,891
 Adjustments to reconcile net income to net
  cash provided by operating activities
    Depreciation                                                                      349            373
    Bond premium amortization                                                         745            245
    Provision for loan losses                                                         387            501
    Purchase of trading account securities                                         (5,088)        (7,426)
    Proceeds from sale of trading account securities                                2,093          7,443
    Net loss (gain) on sale of securities                                            (294)            13
    Net loss (gain) on sale of trading account securities                               4            (17)
    Real estate loans originated for sale                                         (17,842)        (7,450)
    Proceeds from sales of real estate loans originated for sale                   15,908          6,607
    Increase in other assets                                                         (879)        (3,134)
    Increase in other liabilities                                                   1,055            502
                                                                              -----------   ------------
      Net cash used in operating activities                                        (1,231)          (452)

CASH FLOWS FROM INVESTING ACTIVITIES
 Proceeds from sales and maturities of securities
  available-for-sale                                                              109,985         34,297
 Principal payments on securities available-for-sale                               27,649          7,666
 Purchase of securities available-for-sale                                       (161,022)       (49,969)
 Purchase of securities held-to-maturity                                           (3,177)        (1,087)
 Maturities of securities held-to-maturity                                            585            310
 Net increase in loans                                                            (21,370)       (16,389)
 Proceeds from sale of other real estate                                               24              3
 Property and equipment expenditures                                                 (884)          (183)
                                                                              -----------   ------------
      Net cash used in investing activities                                       (48,210)       (25,352)

CASH FLOWS FROM FINANCING ACTIVITIES
 Net increase in deposits                                                           9,178         14,288
 Issuance of common stock                                                          17,097              -
 Bank borrowings                                                                   56,770         36,479
 Payments on bank borrowings                                                      (32,120)       (35,360)
 Dividends paid                                                                      (229)          (229)
 Securities sold under agreements to repurchase
      and federal funds purchased                                                  (5,192)         2,226
 Treasury stock sales (purchases)                                                       0            (50)
                                                                              -----------   ------------
      Net cash provided by financing activities                                    45,504         17,354
                                                                              -----------   ------------

Decrease in cash and cash equivalents                                              (3,937)        (8,450)

Cash and cash equivalents at beginning of year                                     34,471         35,297
                                                                              -----------   ------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                    $    30,534   $     26,847
                                                                              ===========   ============




                                  (Continued)
                                       6

                          MIDWEST BANC HOLDINGS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          (Table amounts in thousands)


NOTE 1 - BASIS OF PRESENTATION

The financial information of Midwest Banc Holdings, Inc. (the "Company") included herein is unaudited; however, such information reflects all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation for the interim periods. The financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulations S-X.

The annualized results of operations for the three months ended March 31, 1998 are not necessarily indicative of the results expected for the full year ending December 31, 1998.

For purposes of per share calculations, the Company had 11,279,392 shares of common stock outstanding at March 31, 1998, 10,014,392 shares outstanding at December 31, 1997 and 10,010,324 shares outstanding at March 31, 1997. Quarterly weighted average shares of common stock outstanding was 10,524,564 and 10,015,547 for the three months ended March 31, 1998 and 1997, respectively.

NOTE 2 - SECURITIES

Amortized costs, gross unrealized gains and losses, and fair value of securities are summarized as follows:


                                                                March 31, 1998
                                               ------------------------------------------------
                                                            Gross         Gross
                                               Amortized  Unrealized    Unrealized     Fair
                                                 Cost       Gains         Losses      Value
                                               --------    --------      --------     ---------
Securities available-for-sale
   U.S. Treasuries and agencies                $  2,000    $     --      $   (180)    $   1,820
   U.S. government agency
     mortgage-backed securities                 338,636       1,691        (1,208)      339,119
   State and political
     subdivisions                                 7,550          83            --         7,633
   Collateralized mortgage
     obligations                                  7,348          --           (72)        7,276
   Other equity securities                        9,436         132            --         9,568
                                               --------    --------      --------     ---------

                                               $364,970    $  1,906      $ (1,460)     $365,416
                                               ========    ========      ========      ========

  Securities held-to-maturity
      State and political subdivisions         $ 18,801    $    314      $    (24)     $ 19,091
                                               ========    ========      ========      ========





                                  (Continued)
                                       7

                          MIDWEST BANC HOLDINGS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          (Table amounts in thousands)


NOTE 2 - SECURITIES (Continued)


                                                           December 31, 1997
                                            ------------------------------------------------
                                                         Gross         Gross
                                            Amortized  Unrealized    Unrealized     Fair
                                              Cost       Gains         Losses      Value
                                           ---------    ---------     ---------    ---------
Securities available for sale
  U.S. Treasuries and agencies             $   6,499    $      --     $    (245)   $   6,254
  U.S. government agency
   mortgage-backed securities                313,152        2,273          (845)     314,580
  States and political subdivisions            7,555           47            (6)       7,596
  Collateralized mortgage
   obligations                                 7,558           --          (179)       7,379
  Other securities                             7,245           61            --        7,306
                                           ---------    ---------     ---------    ---------

                                           $ 342,009    $   2,381     $  (1,275)   $ 343,115
                                           =========    =========     =========    =========

Securities held-to-maturity
  State and political subdivisions         $  16,233    $     258     $     (11)   $  16,480
                                           =========    =========     =========    =========

NOTE 3 - LOANS

Major classifications of loans are as follows:

                                                                 March 31,         December 31,
                                                                  1998                1997
                                                                  ----                ----
        Commercial loans                                       $   145,284          $   140,815
        Commercial real estate loans                               220,925              212,184
        Agricultural loans                                          28,029               24,065
        Consumer real estate                                       100,725               93,338
        Consumer loans                                              17,228               18,811
                                                               -----------          -----------
                                                                   512,191              489,213
        Unearned discount                                             (965)              (1,114)
                                                               -----------          -----------
          Total loans                                          $   511,226          $   488,099
                                                               ===========          ===========




                                  (Continued)
                                       8

                          MIDWEST BANC HOLDINGS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          (Table amounts in thousands)


NOTE 4 - ALLOWANCE FOR LOAN LOSSES

Following is a summary of changes in the allowance for loan losses for the three months ended March 31:


                                                                1998              1997
                                                               ------            ------
      Balance, January 1                                       $6,143            $5,343
      Provision charged to operations                             387               501
      Loans charged-off                                          (246)             (141)
      Recoveries                                                   69                87
                                                               ------            ------

          Balance, March 31                                    $6,353            $5,790
                                                               ======            ======


NOTE 5 - NOTES PAYABLE

Consolidated notes payable at March 31, 1998 and December 31, 1997 are listed below:

                                                                1998            1997
                                                              -------          -------
Federal Home Loan Bank (FHLB)
 advances to bank subsidiaries                                $62,000          $26,000

Revolving line of credit
 to Midwest Banc Holdings, Inc.                                 1,000           12,350
 ($20,000,000 available)

Revolving warehouse line of credit
 to Midwest One Mortgage Services                               4,000            4,000
 ($5,000,000 available)

Mortgage payable                                                  225              225
                                                              -------          -------

Total notes payable                                           $67,225          $42,575
                                                              =======          =======


NOTE 6 - NEW ACCOUNTING STANDARDS

Effective for fiscal years beginning after December 15, 1997, under a new accounting standard (SFAS 130), comprehensive income is now reported for all periods. Comprehensive income includes both net income and other comprehensive income. Other comprehensive income includes the change in unrealized gains and losses on securities available-for-sale. Comprehensive income has been disclosed in the statement of shareholders' equity.

Effective for fiscal years beginning after December 15, 1997, a new accounting standard (SFAS 131) establishes standards for the way that public enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. This standard will have no impact on the Company.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS- THREE MONTHS ENDED MARCH 31, 1998 AND 1997

Consolidated net income for the first quarter of 1998 was $2.3 million or $ 0.22 cents per share, a 23.3% increase compared to $1.9 million or $ 0.19 cents per share earned in the first quarter of 1997. Net interest income increased 5.6% to $8.0 million in the first quarter of 1998 compared with the first quarter of 1997. Noninterest income increased 50.4% to $1.5 million and noninterest expenses increased 9.5% to $5.5 million in the first quarter of 1998 compared to the similar period in 1997.

Net Interest Income

Net interest income was $8.0 million and $7.6 million during the three months ended March 31, 1998 and 1997 respectively, an increase of about 5.6%. The Company's net interest margin (tax equivalent net interest income as a percentage of earning assets) was 3.71% for the three months ended March 31, 1998 and 4.15% a year earlier. Net interest income increased due to the growth in earning assets from an average of $744.0 million during the first quarter of 1997 to $883.3 million during the first quarter of 1998. In addition, a greater proportion of earning assets was invested in loans in the first quarter of 1998 than a year earlier. The loan to deposit ratio increased from 61.4% as of March 31, 1997 to 63.6% at March 31, 1998.

Despite the growth of earning assets and the percentage increase in loans, the decrease in net interest margin was primarily due to a flattening of interest rate yield curves and the accelerated prepayments under existing mortgage-backed securities investments. The impact of these circumstances reduced taxable investment yields from 7.34% for the first quarter in 1997 to 6.40% for the first quarter in 1998. A portion of this decrease in yield was offset by a $294,000 gain on securities sales as part of management's continuing program to reposition the investment portfolio. These gains are recorded as part of other income and are not reflected in the net interest margin calculations.

Provision for Loan Losses

The Company's provision for loan losses was $387,000 for the first three months of 1998 compared to $501,000 for the first three months of 1997. Net charge-offs for the three months ended March 31 were $177,000 and $54,000 in 1998 and 1997, respectively. The allowance for loan losses as a percentage of total loans was 1.24% as of March 31, 1998 and 1.26% as of December 31, 1997. In management's judgment, an adequate allowance for loan losses has been established.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Other Income

Noninterest income, excluding securities gains, was $1.2 million for the three months ended March 31, 1998 and $1.0 million for the same period in 1997, an increase of $193,000 or 19.2%. Trust income increased 9.4% or approximately $13,000 to $151,000 during the first quarter. Mortgage banking fee income increased $122,000 or 136% to $212,000 during the first quarter of 1998 compared to the first quarter of 1997. Mortgage banking income is seasonal, with residential activity tending to decline in the winter months, and is also sensitive to interest rate levels and expectations. The reduction in long term interest rates has created a significant demand for refinancing existing mortgages, as well as financing new home sales, during the past several months. Most fixed rate mortgages which the Company originates are sold.

Service charges and fees increased 17.7% or $109,000 from $615,000 in the first quarter of 1997 to $724,000 in the first quarter of 1998. Service charges and fees include service charges on deposit accounts which may be expected to increase as deposits grow in the future. Deposits increased 12.3% or $88 million from March 31, 1997 to March 31, 1998.

Sales of securities available-for-sale resulted in net gains of $294,000 in the first three months of 1998 and a net loss of $13,000 a year earlier. Securities available for sale are held for indefinite periods of time and include securities that will be used as a part of the Company's asset/liability management strategy. Such securities may be sold in response to changes in interest rates, liquidity needs, or significant prepayment risk.

Other Expense

Salary and benefit expenses increased 9.2% or $277,000 from $3.0 million during the three months ended March 31, 1997 to $3.3 million for the first quarter of 1998. The full-time equivalent number of employees was 297 as of March 31, 1997 and 294 as of March 31, 1998. The increase in salaries and benefits was primarily the result of annual merit increases in salaries in December 1997, a shift in the mix of officer/staff levels and higher commissions related to mortgage origination volumes. Salaries and benefits were approximately $100,000 higher than the three months ended December 31, 1997.

Occupancy expenses increased $31,000 or 4.0% to $810,000 during the first quarter of 1998 compared to the first quarter of 1997. Expenses, other than salary and employee benefits and occupancy, increased $166,000 or 13.5% from $1.2 million in the first quarter of 1997 to $1.4 million in the first quarter of 1998. Factors contributing to the increase in other expenses were legal fees related to corporate activities and to loan workout situations, and increases in general operating costs.

Income Taxes

The Company recorded income tax expense of $1.3 million and $1.2 million for the quarters ended March 31, 1998 and 1997, respectively. The increase in income taxes was due to the growth in income before taxes of $474,000 during the first quarter of 1998 compared to the first quarter of 1997.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS


FINANCIAL CONDITION

Loans

Total loans increased $23.1 million or 4.7% from $488.1 million at December 31,
1997 to $511.2 million as of March 31, 1998.   Commercial loans increased $4.5
million or 3.2% from $140.8 million as of December 31, 1997 to $145.3 million as of March 31, 1998. Commercial real estate loans increased 4.1% or $8.7 million to $220.9 million as of March 31, 1998 from $212.2 million as of December 31, 1997. Agricultural loans increased 16.5% or $4.0 million from $24.1 million at December 31, 1997 to $28.0 million as of March 31, 1998. Residential real estate loans increased $7.4 million or 7.9% to $100.7 million from $93.3 million as of December 31, 1997. Consumer loans decreased 8.4% to $17.2 million as of March 31, 1998 reflecting the continued amortization of the indirect car loan portfolio.

Most of the residential mortgage loans originated by the Company's mortgage banking subsidiary, Midwest One Mortgage Services, Inc., are sold in the secondary market. At any point in time, loans will be at various stages of the mortgage banking process. Included as part of residential real estate loans, loans held for sale were $6.6 million as of December 31, 1997 and $9.6 million as of March 31, 1998. The carrying value of these loans approximated the market value at that time.

Allowance for Loan Losses

The adequacy of the allowance for loan losses is determined by management based on factors that include the overall composition of the loan portfolio, types of loans, past loss experience, loan delinquencies, potential substandard and doubtful credits, and other factors that, in management's judgment, deserve evaluation in estimating loan losses. The adequacy of the allowance for loan losses is monitored by the loan review staff and reported to management and the Board of Directors.

The allowance for loan losses as a percentage of total loans was 1.24% as of March 31, 1998 and 1.26% as of December 31, 1997. In management's judgment, an adequate allowance for loan losses has been established.

Nonaccrual loans increased to $2.3 million as of March 31, 1998 from $1.9 million as of December 31, 1997. Most of the difference in nonaccrual loans is related to three commercial loans which were moved to this status. Management does not believe that the increase in nonaccrual loans represents a decline in the overall quality of the loan portfolio at this time.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS



Nonperforming loans include accruing loans which are ninety days or more delinquent. Typically, these loans have adequate collateral protection or personal guaranties to provide a source of repayment to the bank. Nonperforming loans were $4.4 million as of March 31, 1998 compared to $3.2 million at
December 31, 1997 and $3.8 million at March 31, 1997.   Nonperforming loans were
 .86%, .66% and .87% of total loans as of March 31, 1998, December 31, 1997 and March 31, 1997 respectively. Nonperforming loans were .46% and .47% of total assets as of March 31, 1998 and March 31, 1997 respectively.

The increase in nonperforming loans was primarily due to several specific credits which were subsequently either brought current by the borrowers or partially paid in April 1998. Seasonal factors also contribute to an increase in nonperforming loans during the first quarter each year. As such, management believes there has been no deterioration in portfolio quality despite the modest increase in total nonperforming loans since December 31, 1997.

Securities

Securities are classified as available-for-sale if they may be sold as part of the Company's asset/liability management strategy in response to changes in interest rates, liquidity needs, or significant prepayment risk. Securities available-for-sale are carried at fair value, with related unrealized net gains or losses, net of deferred income taxes, recorded as an adjustment to equity capital. As of March 31, 1998, net unrealized gains of approximately $446,000 reduced by deferred income taxes of approximately $173,000 resulted in an increase in equity capital of approximately $273,000. This was a decrease of $402,000 from a net unrealized gain in equity of $675,000 at December 31, 1997.

The fair value of securities available-for-sale increased 6.5% to $365.4 million as of March 31, 1998, from $343.1 million as of December 31, 1997. U.S.
Treasury and agency securities declined 70.9% from $6.3 million as of December 31, 1997 to $1.8 million as of March 31, 1998. U.S. government agency mortgage-backed securities increased 7.8% or $24.5 million from $314.6 million as of December 31, 1997 to $339.1 million as of March 31, 1998. Equity securities increased $2.3 million from $7.3 million at December 31, 1997 to $9.6 million as of March 31, 1998. The increase in equity securities was due to additional stock requirements of the Federal Home Loan Bank related to borrowings and an increase in investments in community bank stocks. Management does not consider any of these changes to represent a change in the management philosophy of the investment portfolio.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Deposits and Borrowed Funds

Total deposits of $803.5 million as of March 31, 1998 represented an increase of $9.2 million or 1.2% from $794.4 million as of December 31, 1997. Non-interest-bearing deposits were $95.5 million as of March 31, 1998, approximately $6.6 million lower than the $102.1 million as of December 31, 1997. The decline in non-interest borrowings was due to typical seasonal factors in the first quarter. At the same time, interest-bearing deposits increased 2.3% or $15.8 million. The increase in time deposits included $18.7 million in certificates of deposit under $100,000 offset, in part, by a $9.9 million decrease in certificates of deposit above $100,000. There were no significant changes in deposit structure or management's strategies in acquiring deposits in the first quarter of 1998.

The Company also utilizes securities sold under repurchase agreements as a source of funds. Most local municipalities, and some other organizations, must have funds insured or collateralized as a matter of their own policies. Repurchase agreements provide a source of funds and do not increase the Company's reserve requirement. Although the balance of repurchase agreements is subject to variation, particularly seasonal variation, the account relationships represented by these balances are principally local and have been maintained for relatively long periods of time.

Capital Resources

The Company completed an initial public offering of 1,265,000 shares of common stock on February 23, 1998. The gross proceeds of the stock offering were $18,975,000 with net proceeds of $17,096,750 after underwriting discounts and related issuance expenses. The proceeds were used to provide $6 million in capital contributions to the bank subsidiaries and the remaining amount reduced outstanding loans under the Company's existing line of credit.

The Company and its four subsidiary banks (the "Banks") are subject to regulatory capital requirements administered by federal banking agencies. Capital adequacy guidelines and prompt corrective action regulations involve quantitative measures of assets, liabilities, and certain off-balance-sheet items calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by regulators about components, risk weightings, and other factors, and the regulators can lower classifications in certain areas. Failure to meet various capital requirements can initiate regulatory action that could have a direct material effect on the financial statements.

The prompt corrective action regulations provide five classifications, including well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized, although these terms are not used to represent overall financial condition. If adequately capitalized, regulatory approval is required to accept brokered deposits. If undercapitalized, capital distributions are limited, as is asset growth and expansion, and plans for capital restoration are required.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Capital Resources (continued)

The Company and the Banks were categorized as well capitalized as of March 31, 1998. Management is not aware of any conditions or events since the most recent regulatory notification that would change the Company's or the Banks' categories.

Capital levels and minimum required levels (dollars in thousands):


                                                      Minimum Required          Minimum Required
                                                        for Capital                   to Be
                                   Actual            Adequacy Purposes          Well Capitalized
                                   ------            -----------------          ----------------
                            Amount       Ratio       Amount         Ratio       Amount       Ratio
                            ------       -----       ------         -----       ------       -----
March 31, 1998
   Total capital to risk-
    weighted assets          $75,457      13.3%        $45,494       8.0%       $56,867     10.0%

  Tier I capital to risk-
    weighted assets           69,104      12.2%         22,747       4.0%        34,120      6.0%


  Tier I capital to
    average assets            69,104       7.4%         37,130       4.0%        46,413      5.0%


                                                        Minimum Required         Minimum Required
                                                          for Capital                  to Be
                                   Actual              Adequacy Purposes         Well Capitalized
                                   ------              -----------------         ----------------
                            Amount       Ratio         Amount       Ratio       Amount      Ratio
                            ------       -----         ------       -----       ------      -----
December 31, 1997
   Total capital to risk-
    weighted assets          $55,980     10.8%         $41,562       8.0%       $51,953     10.0%

Tier I capital to risk-
 weighted assets
   Consolidated               49,842      9.6%          20,781       4.0%        31,172      6.0%

Tier I capital to
 average assets
   Consolidated               49,842      6.2%          32,418       4.0%        40,522      5.0%

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Liquidity

Liquidity measures the ability of the Company to meet maturing obligations and its existing commitments, to withstand fluctuations in deposit levels, to fund its operations, and to provide for customers' credit needs. The liquidity of the Company principally depends on cash flows from operating activities, investment in and maturity of assets, changes in balances of deposits and borrowings, and its ability to borrow funds in the money or capital markets.

Net cash outflows from operations were $1.2 million in the first three months of 1998 compared to $452,000 a year earlier. In the first three months of 1998, real estate loans originated for sale and net purchases of trading account securities exceeded the proceeds from the sale of real estate loans and net
income.   In the first three months of 1997, real estate loans originated for sale and an increase in other assets more than offset net income and depreciation.

Net cash outflows from investing activities were $48.2 million in the first three months of 1998 compared to $25.4 million a year earlier. In the first three months of 1998, net principal disbursed on loans accounted for net outflows of $21.4 million, and securities transactions aggregated a net outflow of $26.0 million. In the first three months of 1997, net principal disbursed on loans accounted for a net outflow of $16.4 million, and securities transactions resulted in net outflows of $8.8 million.

Cash inflows from financing activities in the first three months of 1998 included a $9.2 million increase in deposits. This compares with a net inflow of $14.3 million for the same period in 1997. Net bank borrowings resulted in net cash inflows of $24.7 million in the first three months of 1998 and inflows of $1.1 million in the first three months of 1997. Cash inflows from financing in 1998 included the $17.1 million net proceeds from the common stock offering completed in February 1998.

During the first quarter of 1998, the Company repaid $11.4 million in borrowings under its existing bank line of credit with the proceeds of the common stock offering in late February. In addition, the bank subsidiaries borrowed $36,000,000 in advances due at various dates through 2008 with the Federal Home Loan Bank of Chicago.

In the event of short-term liquidity needs, the Banks may purchase federal funds from correspondent banks. The Company's membership in the Federal Home Loan Bank System gives it the ability to borrow funds from the Federal Home Loan Bank of Chicago for short- or long-term purposes under a variety of programs. The loans are used to fund growth and permit the bank subsidiaries to extend term maturities, reduce funding costs and manage interest rate risk exposures more effectively.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Liquidity

Mortgage lending activity resulted in operating net cash outflows of approximately $1.9 million during the first three months of 1998 compared to $800,000 in 1997. Total cash outflows from operating activities exceeded operating outflows by $1.2 million for the three months ended March 31, 1998. During the first three months of 1997, net cash outflows from operating activities were $500,000. Interest received net of interest paid was a principal source of operating cash inflows in both periods reported. Management of investing and financing activities and market conditions determine the level and the stability of net interest cash flows. Management's policy is to mitigate the impact of changes in market interest rates to the extent possible so that balance sheet growth is the principal determinant of growth in net interest cash flows.

RECENT REGULATORY DEVELOPMENTS

Various bills have been introduced in Congress that would allow bank holding companies to engage in a wider range of nonbanking activities, including greater authority to engage in securities and insurance activities. Similarly, some of these bills would allow insurance companies and securities firms to become bank holding companies. While the scope of permissible nonbanking activities and the conditions under which the new powers could be exercised varies among the bills, the expanded power generally would be available to a bank holding company only if the bank holding company and its bank subsidiaries remain well capitalized and well managed. The bills also impose various restrictions on transactions between the depository institution subsidiaries of bank holding companies and their nonbank affiliates. These restrictions are intended to protect the depository institutions from the risks of the new nonbanking activities permitted to such affiliates.

Additionally, legislation has been introduced in Illinois that would generally allow state chartered banks to engage in any activities which are permissible for any other financial institution the deposits of which are insured by the FDIC or any other agency of the federal government. If passed, such a law would allow the state bank subsidiaries of the Company to engage in new activities, such as real estate development, but only to the extent a savings and loan was then authorized to engage in such activity.

At this time, the Company is unable to predict whether any of the pending bills will be enacted and, therefore, is unable to predict the impact such legislation may have on the operations of the Company and its bank subsidiaries.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS


YEAR 2000 COMPLIANCE

The Company has conducted a review of its computer systems for those that could be affected by the "year 2000" issue. The Company has developed a preliminary implementation plan to resolve potential problems in compliance with Federal Reserve Bank guidelines.

Based upon responses from vendors to date and independent appraisals conducted on behalf of the Company and selected equipment and software suppliers, the Company believes its systems are, or will be, fully compliant before the end of
1999.   At the present time,  one computer system will require a systems software upgrade estimated to cost less than $200,000 and the cost will be depreciated over the estimated useful life. No other situations have been identified at this time which would require material capital expenditures in order to become fully compliant. The Company maintains continuing contact with its equipment and software vendors on year 2000 issues and does not anticipate significant problems at this time.


      ITEM 3 -  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK


Interest Rate Sensitivity Analysis

The Company's overall interest rate sensitivity is demonstrated by net interest income analysis. Net interest income analysis measures the change in net interest income in the event of hypothetical changes in interest rates. This analysis assesses the risk of change in net interest income in the event of sudden and sustained 1.0% to 2.0% increases and decreases in market interest rates. The table below presents the Company's projected changes in net interest income for the various rate shock levels at March 31, 1998.




                                 Net Interest Income
                                 -------------------
(Dollars in thousands)        Amount          Change       Change
                              ------          ------       ------
-200 bp                       $32,481       $  (2,530)     (7.23)%
-100 bp                        32,884          (2,127)     (6.08)
 Base                          35,011             ---        ---
+100 bp                        35,890             879       2.51
+200 bp                        35,954             943       2.69


      ITEM 3 -  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK


Interest Rate Sensitivity Analysis

As shown above, at March 31, 1998, the effect of an immediate 200 basis point increase in interest rates would increase the Company's net interest income by 2.69% or approximately $943,000. The effect of an immediate 200 basis point decrease in rates would reduce the Company's net interest income by 7.23% or approximately $2.5 million.

Computations of the prospective effects of hypothetical interest rate changes are based on numerous assumptions, including relative levels of market interest rates, loan prepayments and deposit decay rates, and should not be relied upon as indicative of actual results. Actual values may differ from those projections set forth above, should market conditions vary from assumptions used in preparing the analyses. Further, the computations do not contemplate any actions the Company may undertake in response to changes in interest rates.


               SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES
                         LITIGATION REFORM ACT OF 1995

This report contains certain forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The Company intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Reform Act of 1995, and is including this statement for purposes of these safe harbor provisions. Forward-looking statements, which are based on certain assumptions and describe future plans, strategies, and expectations of the Company, are generally identifiable by use of the words "believe," "expect," "intend," "anticipate," "estimate," "project," or similar expressions. The Company's ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse affect on the operations and future prospects of the Company and its subsidiaries include, but are not limited to, changes in interest rates; general economic conditions; legislative/regulatory changes; monetary and fiscal policies of the U.S. government, including policies of the U.S. Treasury and the Federal Reserve Board; the quality or composition of the loan or investment portfolios; demand for loan products; deposit flows; competition; demand for financial services in the Company's market area; and accounting principles, policies, and guidelines. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. Further information concerning the Company and its business, including additional factors that could materially affect the Company's financial results, is included in the Company's filings with the Securities and Exchange Commission.

                                    PART II

                          MIDWEST BANC HOLDINGS, INC.



Item 1.  LEGAL PROCEEDINGS

         There are no material pending legal proceedings to which the Company or its subsidiaries are a party other than ordinary routine litigation incidental to their respective businesses.


Item 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

         None


Item 3.  DEFAULTS UPON SENIOR SECURITIES

         None


Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None

Item 5.  OTHER INFORMATION

         None


Item 6.  EXHIBITS AND REPORTS ON FORM 8-K


         (a)  Exhibits
              Exhibit 27  Financial Data Schedule

         (b)  Filings on Form 8-K
              None

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                          MIDWEST BANC HOLDINGS, INC.
                                  (Registrant)



                                                 [SIGNATURE]
                                            By:_______________________________
                                                Robert L. Woods,
                                                President and
                                                Chief Executive Officer


                                                 [SIGNATURE]
                                            By:_______________________________
                                                Edward H. Sibbald,
                                                Executive Vice President and
                                                Chief Financial Officer






Date:  May 13, 1998