Form 10-Q
period 1998-06-30
MIDWEST BANC HOLDINGS INC
filed 1998-08-13
CIK 1051379

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

            [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended June 30, 1998
                                       OR

            [ ]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                For transition period from ________ to ________

                       Commission File Number:   0-29598
                                                ---------

                          MIDWEST BANC HOLDINGS, INC.
          ------------------------------------------------------------
            (Exact name of Registrant as specified in its charter.)


               Delaware                                36-3252484
   -------------------------------                     ----------
   (State or other jurisdiction of       (I.R.S. Employer Identification Number)
   incorporation or organization)

      501 W. North Ave., Melrose Park, IL                         60160
   ----------------------------------------                      --------
   (Address of principal executive offices)                     (ZIP code)

                                 (708) 865-1053
                                 --------------
              (Registrant's telephone number, including area code)


     Indicate by checkmark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such
filing requirements for the past 90 days.  Yes    X       No
                                                ----         ----
     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the period covered by this report.

             Class                            Outstanding  June 30, 1998
    ----------------------                    --------------------------
    Common, par value $.01                            11,279,392

                          MIDWEST BANC HOLDINGS, INC.

                            FORM 10-Quarterly Report

                               Table of Contents

                                     PART I

                                                                         Page Number
                                                                         -----------
Item 1.    Financial Statements ...............................................  3

Item 2.    Management's Discussion and Analysis of
            Financial Condition and Results of Operations .....................  9

Item 3.    Quantitative and Qualitative Disclosures about Market Risk ......... 20

                                     PART II

Item 1.    Legal Proceedings .................................................. 22

Item 2.    Changes in Securities and Use of Proceeds .......................... 22

Item 3.    Defaults Upon Senior Securities .................................... 22

Item 4.    Submission of Matters to a Vote of Security Holders ................ 22

Item 5.    Other Information .................................................. 24

Item 6.    Exhibits and Reports on Form 8-K ................................... 24

Form 10-Q  Signature Page ....................................................  24

                         PART I - Financial Information
                           MIDWEST BANC HOLDINGS, INC.
                     CONSOLIDATED BALANCE SHEETS (unaudited)
                 (In Thousands, except share and per share data)


                                                                       June 30,        December 31,
                                                                         1998             1997
                                                                    ------------       ------------
ASSETS
Cash and due from banks                                              $    31,101       $    34,471
Securities available-for-sale                                            419,644           343,115
Trading account securities                                                  --               5,008
Securities held-to-maturity                                               19,571            16,233
Loans                                                                    517,684           488,099
  Allowance for loan losses                                               (6,473)           (6,143)
                                                                     -----------       -----------
Net loans                                                                511,211           481,956
Premises and equipment, net                                               16,260            14,863
Other real estate owned                                                      741               789
Goodwill, net                                                              2,308             2,424
Accrued interest and other assets                                         12,200             9,783
                                                                     -----------       -----------
Total assets                                                         $ 1,013,036         $ 908,642
                                                                     ===========       ===========
LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits
 Noninterest-bearing                                                 $    97,859         $ 102,080
 Interest-bearing                                                        739,270           692,282
                                                                     -----------       -----------
    Total deposits                                                       837,129           794,362
Federal funds purchased and securities
 sold under agreements to repurchase                                       7,223            12,992
Notes payable                                                             89,225            42,575
Accrued interest and other liabilities                                     5,766             5,753
                                                                     -----------       -----------
Total liabilities                                                        939,343           855,682

STOCKHOLDERS' EQUITY
Preferred stock, $.01 par value; authorized 1,000,000 shares none issued
Common stock $.01 par value; authorized 17,000,000 shares
  11,279,392 and 10,114,392 issued and outstanding as of
  June 30, 1998 and December 31, 1997                                        114               101
Surplus                                                                   29,704            12,620
Retained earnings                                                         44,518            40,026
Accumulated other comprehensive income (loss)                               (181)              675
Treasury stock at cost, 100,000 shares as of June 30, 1998
  and December 31, 1997                                                     (462)             (462)
                                                                     -----------       -----------
Total stockholders' equity                                                73,693            52,960
                                                                     -----------       -----------
Total liabilities and stockholders' equity                           $ 1,013,036         $ 908,642
                                                                     ===========       ===========

                           MIDWEST BANC HOLDINGS, INC.
                     CONSOLIDATED STATEMENTS OF INCOME (unaudited)
                    Three Months Ended June 30, 1998 and 1997
                 (In Thousands, except share and per share data)

                                                        1998      1997
                                                        ----      ----

INTEREST INCOME
Loans, including fees                                  $12,178   $10,880
Securities
  Taxable                                                6,008     5,392
  Tax-exempt                                               310       338
Trading account securities                                  72        37
Federal funds sold                                         124        44
                                                       -------   -------
  Total interest income                                 18,692    16,691

INTEREST EXPENSE
Deposits                                                 9,012     7,991
Other borrowings                                         1,173       725
                                                       -------   -------
  Total interest expense                                10,185     8,716
                                                       -------   -------
Net interest income                                      8,507     7,975
Provision for loan losses                                  438       697
                                                       -------   -------
Net interest income after provision for loan losses      8,069     7,278

OTHER INCOME
Service charges on deposits                                770       689
Gains on securities transactions                           431        31
Net trading account profits                                 22        23
Mortgage loan origination fees                             275       132
Trust income                                               148       141
Other income                                               204       171
                                                       -------   -------
  Total other income                                     1,850     1,187

OTHER EXPENSE
Salaries and employee benefits                           3,354     3,102
Occupancy expense, net                                     980       757
Other expenses                                           1,470     1,352
                                                       -------   -------
  Total other expenses                                   5,804     5,211
                                                       -------   -------
Income before income taxes                               4,115     3,254

Provision for income taxes                               1,502     1,273
                                                       -------   -------
NET INCOME                                             $ 2,613   $ 1,981
                                                       =======   =======
Basic earnings per share                               $  0.23   $  0.20
                                                       =======   =======
Diluted earnings per share                             $  0.23   $  0.20
                                                       =======   =======

                          MIDWEST BANC HOLDINGS, INC.
                 CONSOLIDATED STATEMENTS OF INCOME (unaudited)
                    Six Months Ended June 30, 1998 and 1997
                (In Thousands, except share and per share data)




                                                          1998      1997
                                                        -------   -------
INTEREST INCOME
Loans, including fees                                   $23,813   $20,833
Securities
  Taxable                                                11,488    10,835
  Tax-exempt                                                602       504
Trading account securities                                  169        37
Federal funds sold and other                                291       112
                                                        -------   -------
  Total interest income                                  36,363    32,321

INTEREST EXPENSE
Deposits                                                 17,642    15,439
Other borrowings                                          2,171     1,287
                                                        -------   -------
  Total interest expense                                 19,813    16,726
                                                        -------   -------
Net interest income                                      16,550    15,595

Provision for loan losses                                   825     1,198
                                                        -------   -------
Net interest income after provision for loan losses      15,725    14,397

OTHER INCOME
Service charges on deposits                               1,494     1,304
Gains on securities transactions                            725        18
Net trading account profits                                  18        40
Mortgage loan origination fees                              487       222
Trust income                                                299       279
Other income                                                320       317
                                                        -------   -------
  Total other income                                      3,343     2,180

OTHER EXPENSE
Salaries and employee benefits                            6,626     6,097
Occupancy expense, net                                    1,790     l,536
Other expenses                                            2,864      2580
                                                        -------   -------
  Total other expenses                                   11,280    10,213
                                                        -------   -------
Income before income taxes                                7,788     6,364

Provision for income taxes                                2,844     2,492
                                                        -------   -------
NET INCOME                                              $ 4,944   $ 3,872
                                                        =======   =======
Basic earnings per share                                $  0.45   $  0.39
                                                        =======   =======
Diluted earnings per share                              $  0.45   $  0.39
                                                        =======   =======

                           MIDWEST BANC HOLDINGS, INC.
           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (unaudited)
                                 (In thousands)


                                                                            Accumulated
                                                                               Other                  Total
                                          Common                Retained  Comprehensive  Treasury   Stockholders'
                                           Stock     Surplus    Earnings       Loss       Stock       Equity
                                           -----     -------    --------       ----       -----       ------

Balance, January 1, 1997                $  3,437    $ 10,489    $ 34,932    $ (1,377)   $ (4,519)   $ 42,962
Net income                                  --          --         3,872        --          --         3,872
Unrealized gains on Securities APS          --          --          --           685        --           685
                                                                                                     -------
Comprehensive net income                    --          --          --          --          --         4,557
Net purchase of treasury stock shares       --            18        --          --            55          73
Cash dividends                              --          --          (229)       --          --          (229)
                                        --------    --------    --------    --------    --------    --------
Balance, June 30, 1997                  $  3,437    $ 10,507    $ 38,575    $   (692)   $ (4,464)   $ 47,363
                                        ========    ========    ========    ========    ========    ========

Balance, January 1, 1998                $    101    $ 12,620    $ 40,026    $    675     $ (462)    $ 52,960
Net income                                  --          --         4,944        --          --         4,944
Unrealized losses on Securities APS         --          --          --          (856)       --          (856)
                                                                                                    --------
Comprehensive net income                    --          --          --          --          --         4,088
Common stock issuance                         13      17,084        --          --          --        17,097
Cash dividends                              --          --          (452)       --          --          (452)
                                        --------    --------    --------    --------    --------    --------
Balance, June 30, 1998                  $    114    $ 29,704    $ 44,518    $   (181)   $   (462)   $ 73,693
                                        ========    ========    ========    ========    ========    ========


                           MIDWEST BANC HOLDINGS, INC.
                CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
                     Six Months Ended June 30, 1998 and 1997

                                                                                   1998          1997
                                                                                ---------      -------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                                                    $   4,944      $ 3,872

  Adjustments to reconcile net income to net
    cash provided by operating activities
      Depreciation                                                                    888          821
      Provision for loan losses                                                       825        1,198
      Net proceeds from sale of trading account securities                          5,026           40
      Net loss on sale of securities                                                 (725)         (18)
      Net loss on sale of trading account securities                                  (18)         (40)
      Net proceeds from sales of real estate loans originated for sale              2,284       (1,409)
      Increase in other assets                                                     (2,254)        (341)
      Increase in other liabilities                                                    14        2,519
                                                                                ---------    ---------
        Net cash provided by operating activities                                  10,984        6,642

CASH FLOWS FROM INVESTING ACTIVITIES
  Proceeds from sales and maturities of securities
     available-for-sale                                                           193 527       47,738
  Principal payments on securities available-for-sale                              53,557       14,272
  Purchase of securities available-for-sale                                      (323,744)     (78,539)
  Purchase of securities held-to-maturity                                          (3,923)      (2,236)
  Maturities of securities held-to-maturity                                           585          515
  Net increase in loans                                                           (32,364)     (52,026)
  Property and equipment expenditures                                              (2,285)        (851)
                                                                                ---------    ---------
    Net cash used in investing activities                                        (114,647)     (71,127)

CASH FLOWS FROM FINANCING ACTIVITIES
  Net increase in deposits                                                         42,767       52,311
  Issuance of common stock                                                         17,097           --
  Net bank borrowings                                                              46,650        3,725
  Dividends paid                                                                     (452)        (229)
  Securities sold under agreements to repurchase
   and federal funds purchased                                                     (5,769)       8,468
  Treasury stock sales                                                                 --           73
                                                                                ---------    ---------
    Net cash provided by financing activities                                     100,293       64,348
                                                                                ---------    ---------
  Decrease in cash and cash equivalents                                            (3,370)        (137)

  Cash and cash equivalents at beginning of year                                  341,471       35,297
                                                                                ---------    ---------
  CASH AND CASH EQUIVALENTS AT END OF PERIOD                                    $  31,101    $  35,160
                                                                                =========    =========

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

The annualized results of operations for the three months and six months ended June 30, 1998 are not necessarily indicative of the results expected for the full year ending December 31, 1998.

For purposes of per share calculations, the Company had 11,279,392 shares of common stock outstanding at June 30, 1998, 10,014,392 shares outstanding at December 31, 1997 and 10,023,614 shares outstanding at June 30, 1997.
Quarterly weighted average shares of common stock outstanding were 11,279,392 and 10,015,547 for the three months ended June 30, 1998 and 1997, respectively. Year to date, average shares were 10,901,978 and 10,014,155 for the six month periods ended June 30, 1998 and 1997 respectively.


NOTE 2 - NEW ACCOUNTING STANDARDS

Effective for fiscal years beginning after December 15, 1997, under a new accounting standard (SFAS 130), comprehensive income is now reported for all periods. Comprehensive income includes both net income and other comprehensive income. Other comprehensive income includes the change in unrealized gains and losses on securities available-for-sale. Comprehensive income has been disclosed in the statement of stockholders' equity.

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

                ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS- THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 1998 AND 1997

Consolidated net income for the second quarter of 1998 was $2.6 million or $
0.23 cents per share, a 31.9% increase compared to $2.0 million or $ 0.20 cents per share earned in the second quarter of 1997. Consolidated net income for the six months ended June 30, 1998 was $4.9 million or $.45 a share compared to $3.9 million or $.39 a share for the similar period in 1997. Net interest income increased 6.7% to $8.5 million in the second quarter of 1998 compared to $8.0 million in the second quarter of 1997. Year to date, net interest income increased 6.1% to $16.6 million compared to the six months ended June 30, 1997. Noninterest income increased 55.9% to $1.9 million and noninterest expenses increased 11.4% to $5.8 million in the second quarter of 1998 compared to the similar period in 1997. Year to date, non interest income increased 53.3% to $3.3 million and noninterest expenses increased 10.4% to $11.3 million compared to the similar six month period in 1997.

Net Interest Income

Net interest income was $8.5 million and $8.0 million during the three months ended June 30, 1998 and 1997 respectively, an increase of 6.7%. Year to date, net interest income increased $955,000 or 6.1% to $16.6 million compared to $15.6 million for the similar period in 1997. The Company's net interest margin (tax equivalent net interest income as a percentage of earning assets) was 3.67% for the three months ended June 30, 1998 and 4.15% a year earlier. Year to date, the net interest margin was 3.69% in 1998 compared to 4.15% in 1997. Net interest income increased due to the growth in average earning assets from $783.2 million during the second quarter of 1997 to $943.4 million during the second quarter of 1998. Year to date, average earning assets
increased 19.8% from $762.5 million in 1997 to $913.3 million in 1998.   In
addition, a greater proportion of earning assets was invested in loans during the first six months of 1998 than a year earlier. The average year to date loan to deposit ratio increased from 61.2% as of June 30, 1997 to 62.2% at June 30, 1998.

Despite the growth of earning assets and the percentage increase in loans, the decrease in net interest margin was primarily due to a flattening of interest rate yield curves and the accelerated prepayments under existing mortgage-backed securities investments. The impact of these circumstances reduced taxable investment yields from 7.08% for the second quarter in 1997 to 6.18% for the second quarter in 1998. The year to date taxable investment yields decreased from 7.32% in 1997 to 6.29% in 1998. A portion of this decrease in yield was offset by a $725,000 gain year to date on securities sales as part of management's continuing program to reposition the investment portfolio. These gains are recorded as part of other income and are not reflected in the net interest margin calculations.

                ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Provision for Loan Losses

The Company's provision for loan losses was $438,000 for the second quarter of 1998 compared to $697,000 for the similar period in 1997. Year to date, the provision for losses decreased from $1.2 million in 1997 to $825,000 in 1998. Net charge-offs for the three months ended June 30 were $318,000 and $479,000 in 1998 and 1997, respectively. Net chargeoffs for the six months ended June 30 were $495,000 and $533,000 in 1998 and 1997, respectively.

The allowance for loan losses as a percentage of total loans was 1.25% as of June 30, 1998 and 1.26% as of December 31, 1997. In management's judgment, an adequate allowance for loan losses has been established.

Other Income

Noninterest income, excluding securities gains, was $1.4 million for the three months ended June 30, 1998 and $1.1 million for the same period in 1997, an increase of $264,000 or 23.3%. Trust income increased 5.0% or approximately $7,000 to $148,000 during the second quarter. Year to date, trust income was $299,000 or 7.2% higher than the comparable period in 1997. Mortgage banking fee income increased $143,000 or 108% to $275,000 during the second quarter of 1998 compared to the second quarter of 1997. Year to date, mortgage fees increased $265,000 to $487,000 or 119.4% higher than the comparable period in 1997. Mortgage banking income is seasonal, with residential activity tending to decline in the winter months, and is also sensitive to interest rate levels and expectations. The reduction in long term interest rates has created a significant demand for refinancing existing mortgages, as well as financing new home sales, during the past six months. Most fixed rate mortgages which the Company originates are sold.

Service charges and fees increased 11.8% or  $81,000 from $689,000 in the
second quarter of 1997 to $770,000 in the second quarter of 1998.   Year to
date, service charges and fees increased 14.6% from $1.3 million in 1997 to $1.5 million in 1998. Service charges and fees include service charges on deposit accounts which may be expected to increase as deposits grow in the future.

Sales of securities available-for-sale resulted in net gains of $431,000 in the second quarter of 1998 compared to a net gain of $31,000 for the comparable period in 1997. Gains on securities held-for-sale were $725,000 and $18,000 for the six months ended June 30, 1998 and 1997 respectively. Securities available-for-sale are held for indefinite periods of time and include securities that will be used as a part of the Company's asset/liability management strategy. Such securities may be sold in response to changes in interest rates, liquidity needs, or significant prepayment risk.

                ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Other Expense

Salary and benefit expenses increased 8.1% or $252,000 from $3.1 million during the three months ended June 30, 1997 to approximately $3.4 million for the second quarter of 1998. Year to date, salary and benefit expenses increased $529,000 or 8.7% to $6.6 million. The full-time equivalent number of employees was 306 as of June 30, 1997 and 308 as of June 30, 1998. The increase in salaries and benefits was primarily the result of annual merit increases in salaries in December 1997, a shift in the mix of officer/staff levels, increased employee benefit expenses, and higher commissions related to mortgage origination volumes.

Occupancy expenses increased $223,000 or 29.5% to $980,000 during the second quarter of 1998 compared to the second quarter of 1997. Year to date, occupancy expenses increased $254,000 or 16.5% to $1.8 million compared to the six months ended June 30, 1997. Specific costs and increased depreciation, related to the renovation of the largest banking center, was a primary factor in the higher occupancy expense levels in 1998.

Expenses, other than salary and employee benefits and occupancy, increased $118,000 or 8.7% from $1.4 million in the second quarter of 1997 to $1.5 million in the second quarter of 1998. Other expenses increased $284,000 or 11.0% to $2.9 million for the six months ended June 30, 1998 compared to the similar period in 1997. Factors contributing to the increase in other expenses were legal fees related to corporate activities and to loan workout situations, and increases in general operating costs.

Income Taxes

The Company recorded income tax expense of $1.5 million and $1.3 million for the quarters ended June 30, 1998 and 1997, respectively. Year to date, the provision for income taxes increased $352,000 or 14.1% compared to the similar period in 1997. The increase in income taxes was due to the growth in income before taxes of $861,000 during the second quarter and $1.4 million year to date in 1998 compared to the similar periods in 1997.

                ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FINANCIAL CONDITION

Loans

Total loans increased $29.6 million or 6.1% from $488.1 million at December 31,
1997 to $517.7 million as of June 30, 1998.   Commercial loans increased $5.4
million or 3.8% from $140.8 million as of December 31, 1997 to $146.2 million as of June 30, 1998. Commercial real estate loans increased 8.0% or $17.0 million to $229.2 million as of June 30, 1998 from $212.2 million as of December 31, 1997. Agricultural loans increased 33.3% or $8.0 million from $24.1 million at December 31, 1997 to $32.1 million as of June 30, 1998. Residential real estate loans increased $1.1 million or 1.1% to $94.4 million from $93.3 million as of December 31, 1997. Consumer loans decreased 11.2% to $16.7 million as of June 30, 1998 reflecting the continued amortization of the indirect car loan portfolio.

Most of the residential mortgage loans originated by the Company's mortgage banking subsidiary, Midwest One Mortgage Services, Inc., are sold in the secondary market. At any point in time, loans will be at various stages of the mortgage banking process. Included as part of residential real estate loans, loans held for sale were $6.6 million as of December 31, 1997. There were no loans held for sale as of June 30, 1998. The carrying value of these loans approximated the market value at that time.

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

Following is a summary of changes in the allowance for loan losses for the six months ended June 30:


                                                 1998          1997
                                                 ----          ----

          Balance, January 1                   $6,143        $5,342
          Provision charged to operations         825         1,198
          Loans charged-off                      (645)         (640)
          Recoveries                              150           107
                                               ------        ------
             Balance, June 30                  $6,473        $6,007
                                               ======        ======

                ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Allowance for Loan Losses

The allowance for loan losses as a percentage of total loans was 1.25% as of June 30, 1998 and 1.26% as of December 31, 1997. In management's judgment, an adequate allowance for loan losses has been established.

Nonaccrual and Nonperforming Loans

Nonaccrual loans increased to $2.1 million as of June 30, 1998 from $1.9 million as of December 31, 1997. Most of the difference in nonaccrual loans is related to three commercial loans which are being addressed by specific workout plans at this time. Management does not believe that the increase in nonaccrual loans represents a decline in the overall quality of the loan portfolio at this time.

Nonperforming loans include nonaccrual loans and accruing loans which are ninety days or more delinquent. Typically, these loans have adequate collateral protection or personal guaranties to provide a source of repayment to the bank. Nonperforming loans were $4.4 million as of June 30, 1998 compared to $3.2 million at December 31, 1997 and $4.3 million at June 30, 1997. Nonperforming loans were .86%, .66% and .90% of total loans as of June 30, 1998, December 31, 1997 and June 30, 1997 respectively. Nonperforming loans were .43% and .50% of total assets as of June 30, 1998 and June 30, 1997 respectively.

The increase in nonperforming loans was primarily due to several specific credits which continue to make partial payments or are in process of loan workout and collection litigation. Seasonal factors also contribute to an increase in nonperforming loans during the first six months each year. As such, management believes there has been no deterioration in portfolio quality despite the modest increase in total nonperforming loans since December 31, 1997.

Securities

Securities are classified as available-for-sale if they may be sold as part of the Company's asset/liability management strategy in response to changes in interest rates, liquidity needs, or significant prepayment risk. Securities available-for-sale are carried at fair value, with related unrealized net gains or losses, net of deferred income taxes, recorded as an adjustment to equity capital. As of June 30, 1998, net unrealized losses resulted in a $181,000 decrease in equity. This was a decrease of $856,000 from a net unrealized gain in equity of $675,000 at December 31, 1997.

                ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Securities

Securities available-for-sale increased 22.3% to $419.6 million as of June 30, 1998, from $343.1 million as of December 31, 1997. U.S. Treasury and agency securities declined 70.8% from $6.3 million as of December 31, 1997 to $1.8 million as of June 30, 1998. U.S. government agency mortgage-backed securities increased 25.3% or $79.5 million from $314.6 million as of December 31, 1997 to $394.1 million as of June 30, 1998. Equity securities increased $2.0 million from $7.3 million at December 31, 1997 to $9.3 million as of June 30, 1998. The increase in equity securities was due to additional stock requirements of the Federal Home Loan Bank related to borrowings and an increase in investments in community bank stocks. Management does not consider any of these changes to represent a change in the management philosophy of the investment portfolio.

Deposits and Borrowed Funds

Total deposits of $837.1 million as of June 30, 1998 represented an increase of $42.7 million or 5.4% from $794.4 million as of December 31, 1997. Non-interest-bearing deposits were $97.9 million as of June 30, 1998, approximately $4.2 million lower than the $102.1 million as of December 31, 1997. At the same time, interest-bearing deposits increased 6.8% or $47.0 million. The higher level of interest-bearing deposits included an increase of $32.3 million in certificates of deposit under $100,000 and $8.9 million in certificates of deposit above $100,000. There were no significant changes in deposit structure or management's strategies in acquiring deposits in the first quarter of 1998.

The Company's membership in the Federal Home Loan Bank System gives it the ability to borrow funds from the Federal Home Loan Bank of Chicago for short- or long-term purposes under a variety of programs. The loans were used to fund growth and permit the bank subsidiaries to extend term maturities, reduce funding costs and manage interest rate risk exposures more effectively.

Federal Home Loan Bank advances were $83 million at June 30, 1998--an increase of $57.0 million since December 31, 1997. The weighted average rate for Federal Home Loan Bank Advances was 5.30% year to date with a range of maturities between one and ten years. This rate compares favorably to the average 1998 year to date rate of 5.81% for certificates of deposit under $100,000.

                ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Deposits and Borrowed Funds

Consolidated notes payable at June 30, 1998 and December 31, 1997 are listed below:

                                                 1998             1997
                                              ----------       ---------
     Federal Home Loan Bank (FHLB)
      advances to bank subsidiaries             $83,000         $26,000

     Revolving line of credit
      to Midwest Banc Holdings, Inc.              2,000          12,350
      ($20,000,000 available)

     Revolving warehouse line of credit
      to Midwest One Mortgage Services            4,000           4,000
      ($5,000,000 available)

     Mortgage payable                               225             225
                                              ----------       ---------

     Total notes payable                        $89,225         $42,575
                                              ==========        ========

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

The Company and the Banks were categorized as well capitalized as of June 30, 1998. Management is not aware of any conditions or events since the most recent regulatory notification that would change the Company's or the Banks' categories.

                ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Capital Resources

Capital levels and minimum required levels (dollars in thousands):

                                                      Minimum Required      Minimum Required
                                                        for Capital               to Be
                                   Actual            Adequacy Purposes      Well Capitalized
                           ----------------------  ----------------------  -------------------
                            Amount       Ratio       Amount       Ratio     Amount     Ratio
                            ------       -----       ------       -----     ------     -----
June 30, 1998
  Total capital to risk-
    weighted assets        $78,028        13.9%      $45,066       8.0%    $56,333      10.0%

  Tier I capital to risk-
    weighted assets         71,555        12.7%       22,533       4.0%     33,800       6.0%


  Tier I capital to
    average assets          71,555         7.7%       22,533       4.0%     28,166       5.0%



                                                      Minimum Required      Minimum Required
                                                        for Capital               to Be
                                   Actual            Adequacy Purposes      Well Capitalized
                           ----------------------  ----------------------  -------------------
                            Amount       Ratio       Amount       Ratio     Amount     Ratio
                            ------       -----       ------       -----     ------     -----
December 31, 1997
  Total capital to risk-
    weighted assets        $55,980        10.8%      $41,562       8.0%    $51,953      10.0%

Tier I capital to risk-
 weighted assets            49,842         9.6%       20,781       4.0%     31,172       6.0%

Tier I capital to
 average assets             49,842         6.2%       32,418       4.0%     40,522       5.0%

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

Net cash inflows provided by operations were $11.0 million in the first six months of 1998 compared to $6.6 million a year earlier. In the first six months of 1998, net proceeds from sales of real estate loans originated for sale and net proceeds from the sale of trading account securities were $7.2
million compared to a net outflow of $1.4 million in 1997.   In the first six
months of 1997, an increase in other liabilities more than offset the net outflow generated by real estate loans originated for sale.

Net cash outflows from investing activities were $114.6 million in the first six months of 1998 compared to $71.1 million a year earlier. In the first six months of 1998, net principal disbursed on loans accounted for net outflows of $32.4 million, and securities transactions aggregated a net outflow of $80.0 million. In the first six months of 1997, net principal disbursed on loans accounted for a net outflow of $52.0 million, and securities transactions resulted in net outflows of $18.3 million.

Cash inflows from financing activities in the first six months of 1998 included a $42.8 million increase in deposits. This compares with a net inflow of $52.3 million for the same period in 1997. Net bank borrowings resulted in net cash inflows of $46.7 million in the first six months of 1998 and inflows of $3.7 million in the first six months of 1997. Cash inflows from financing in 1998 included the $17.1 million net proceeds from the common stock offering completed in February 1998.

During the first six months of 1998, the Company repaid $11.4 million in borrowings under its existing bank line of credit with the proceeds of the common stock offering in late February. A new borrowing of $1.0 million under the existing line of credit in the second quarter was used to provide a capital contribution to one bank subsidiary. In addition, the bank subsidiaries borrowed $57,000,000 in advances due at various dates through 2008 with the Federal Home Loan Bank of Chicago.

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

                ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Liquidity

Mortgage lending activity resulted in operating net cash inflows of approximately $2.3 million during the first six months of 1998 compared to a net outflow of $1.4 million in 1997. Total cash inflows from operating activities exceeded operating outflows by $11.0 million for the six months ended June 30, 1998. During the first six months of 1997, net cash inflows from operating activities were $6.6 million. Interest received net of interest paid was a principal source of operating cash inflows in both periods reported. Management of investing and financing activities and market conditions determine the level and the stability of net interest cash flows. Management's policy is to mitigate the impact of changes in market interest rates to the extent possible so that balance sheet growth is the principal determinant of growth in net interest cash flows.

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

Based upon responses from vendors to date and independent appraisals conducted on behalf of the Company and selected equipment and software suppliers, the Company believes its systems are, or will be, fully compliant before the end of
1999.   At the present time, one computer system will require a systems software upgrade and related equipment estimated to cost less than $250,000 and the cost will be depreciated over the estimated useful life. No other situations have been identified at this time which would require material capital expenditures in order to become fully compliant. The Company maintains continuing contact with its equipment and software vendors on year 2000 issues and does not anticipate significant problems at this time.

               ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES
                               ABOUT MARKET RISK


Interest Rate Sensitivity Analysis

The Company's overall interest rate sensitivity is demonstrated by net interest income analysis. Net interest income analysis measures the change in net interest income in the event of hypothetical changes in interest rates. This analysis assesses the risk of change in net interest income in the event of sudden and sustained 1.0% to 2.0% increases and decreases in market interest rates. The table below presents the Company's projected changes in net interest income for the various rate shock levels at June 30, 1998.

                                              Net Interest Income
(Dollars in thousands)               Amount         Change        Change
                                     ------         ------        ------
 -200 bp                             $31,617        $(3,122)      (8.99)%
 -100 bp                              32,832         (1,907)      (5.49)
  Base                                34,739            ---         ---
 +100 bp                              35,305            566        1.63
 +200 bp                              35,118            379        1.09

               ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES
                               ABOUT MARKET RISK

Interest Rate Sensitivity Analysis

As shown above, at June 30, 1998, the effect of an immediate 200 basis point increase in interest rates would increase the Company's net interest income by 1.09% or approximately $379,000. The effect of an immediate 200 basis point decrease in rates would reduce the Company's net interest income by 8.99% or approximately $3.1 million.

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

         None


Item 3.  DEFAULTS UPON SENIOR SECURITIES

         None


Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The annual meeting of stockholders was held on May 20, 1998. Four proposals were submitted to stockholders as described in the Company's proxy statement dated April 15, 1998. The following is a brief description of the matters voted upon, as well as the outcome of the vote:

1. To elect eight members to serve on the Company's Board of Directors. The nominees were E. V. Silveri, Robert L. Woods, Angelo DiPaolo, Daniel Nagle, Joseph Rizza, LeRoy Rosasco, Robert D. Small and Leon Wolin.

     Each nominee received at least a minimum of 85.8% of the total shares outstanding and 99.8% of the votes cast.

2. To amend the Company's By-laws to provide for staggered terms for the Company's Board of Directors.

     Votes For:     8,211,570       97.0% of 9,727,501 shares voted
     Votes Against:   253,024        3.0%
     Abstain:           4,816        0.0%

3. To approve an amendment to the Company's By-laws to increase to 66-2/3% of the outstanding voting stock the required percentage of voting stock needed to amend or repeal or adopt any provision inconsistent with the following By-law provisions:

Provision:      Section 2.2 - Special Meetings

Votes For:      8,292,620                   97.0%
Votes Against:    216,454                    2.5%
Abstain:           41,366                    0.5%

Provision:      Section 2.11 - Action by Stockholders

Votes For:      8,238,284                   96.9%
Votes Against:    212,096                    2.5%
Abstain:           55,030                    0.6%

Provision:      Section 2.12 - Notice of Shareholder Business

Votes For:      8,262,754                   96.6%
Votes Against:    215,504                    2.6%
Abstain:           72,152                    0.8%

Provision:      Section 3.2 - Number, Tenure and Qualifications

Votes For:      8,278,794                   96.8%
Votes Against:    227,636                    2.7%
Abstain:           43,980                    0.5%

Provision:      Section 3.10 - Vacancies and Newly-Created Directorships

Votes For:      8,285,988                   96.9%
Votes Against:    212,136                    2.5%
Abstain:           52,286                    0.6%

Provision:      Section 13.2 - Amendment of By-laws by Stockholders

Votes For:      8,270,620                   97.0%
Votes Against:    235,202                    2.8%
Abstain:           44,636                    0.5%

4. To ratify the appointment of Crowe, Chizek and Company LLP as independent auditors for the fiscal year ending December 31, 1998.

     Votes For:          9,680,674
     Votes Against:          3,050
     Abstain:               45,777

Item 5.  OTHER INFORMATION

         None

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)  Exhibits
              Exhibit 3.2 Amended By-laws dated as of May 20, 1998
              Exhibit 27  Financial Data Schedule

         (b)  Filings on Form 8-K
              None


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      MIDWEST BANC HOLDINGS, INC.
                                             (Registrant)


                                      By: /s/ Robert L. Woods
                                         ----------------------------------
                                         Robert L. Woods,
                                         President and
                                         Chief Executive Officer


                                      By: /s/ Edward H. Sibbald
                                         ----------------------------------
                                         Edward H. Sibbald,
                                         Executive Vice President and
                                         Chief Financial Officer


Date:  July 28, 1998