Form 10-Q
period 1998-09-30
MIDWEST BANC HOLDINGS INC
filed 1998-11-13
CIK 1051379

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q
             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended September 30, 1998
                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                 For transition period from ________ to ________

                         Commission File Number: 0-29598
                                                 -------------------------

                           MIDWEST BANC HOLDINGS, INC.
      --------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter.)


         Delaware                                           36-3252484
---------------------------------                      -------------------------
(State or other jurisdiction of                           (I.R.S. Employer
incorporation or organization)                           Identification Number)


         501 W. North Ave., Melrose Park, IL                 60160
     ----------------------------------------------------------------------
        (Address of principal executive offices)           (ZIP code)

                                 (708) 865-1053
              ----------------------------------------------------
              (Registrant's telephone number, including area code)


         Indicate by checkmark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such
filing requirements for the past 90 days. Yes  X    No
                                              ---      ---

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the period covered by this report.


                  Class                         Outstanding  September 30, 1998
         ----------------------                 -------------------------------
         Common, par value $.01                       11,279,392

                           MIDWEST BANC HOLDINGS, INC.

                            FORM 10-Quarterly Report

                                Table of Contents



                                     PART I

                                                                                                  Page Number
                                                                                                  -----------
Item 1.       Financial Statements...............................................................      3

Item 2.       Management's Discussion and Analysis of
                Financial Condition and Results of Operations....................................     10

Item 3.       Quantitative and Qualitative Disclosures about Market Risk.........................     22


                                    PART II


Item 1.       Legal Proceedings.................................................................      24

Item 2.       Changes in Securities and Use of Proceeds.........................................      24

Item 3.       Defaults Upon Senior Securities...................................................      24

Item 4.       Submission of Matters to a Vote of Security Holders...............................      24

Item 5.       Other Information.................................................................      24

Item 6.       Exhibits and Reports on Form 8-K..................................................      24


Form 10-Q     Signature Page....................................................................      25


                         PART I - Financial Information
                           MIDWEST BANC HOLDINGS, INC.
                     CONSOLIDATED BALANCE SHEETS (unaudited)
                 (In Thousands, except share and per share data)


                                                               September 30,         December 31,
                                                                  1998                   1998
                                                               -------------         ------------
ASSETS
Cash and due from banks                                       $    27,956            $    34,471
Securities available-for-sale                                     462,640                343,115
Trading account securities                                           --                    5,008
Securities held-to-maturity                                        21,559                 16,233
Loans                                                             501,484                488,099
   Allowance for loan losses                                       (6,535)                (6,143)
                                                              -----------            -----------
Net loans                                                         494,949                481,956
Premises and equipment, net                                        16,660                 14,863
Other real estate owned                                               724                    789
Goodwill, net                                                       2,249                  2,424
Accrued interest and other assets                                  12,112                  9,783
                                                              -----------            -----------

Total assets                                                  $ 1,038,849            $   908,642
                                                              ===========            ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits
     Noninterest-bearing                                      $   104,881            $   102,080
     Interest-bearing                                             748,793                692,282
                                                              -----------            -----------
          Total deposits                                          853,674                794,362
Federal funds purchased and securities
 sold under agreements to repurchase                               13,218                 12,992
Notes payable                                                      89,140                 42,575
Accrued interest and other liabilities                              6,029                  5,753
                                                              -----------            -----------
Total liabilities                                                 962,061                855,682

STOCKHOLDERS' EQUITY
Preferred stock, $.01 par value; authorized 1,000,000 shares none issued
Common stock, $.01 par value; authorized 17,000,000 shares
  11,379,392 and 10,114,392 issued and outstanding as of
  June 30, 1998 and December 31, 1997.                                114                    101
Surplus                                                            29,704                 12,620
Retained earnings                                                  46,898                 40,026
Accumulated other comprehensive income                                534                    675
Treasury stock, at cost, 100,000 shares as of June 30, 1998
   and December 31, 1997                                             (462)                  (462)
                                                              -----------            -----------
Total stockholders' equity                                         76,788                 52,960
                                                              -----------            -----------

Total liabilities and stockholders' equity                    $ 1,038,849            $   908,642
                                                              ===========            ===========


                   MIDWEST BANC HOLDINGS, INC.
          CONSOLIDATED STATEMENTS OF INCOME (unaudited)
          Three Months Ended September 30, 1998 and 1997
         (In Thousands, except share and per share data)


                                                       1998       1997
                                                      -------   -------
INTEREST INCOME
Loans, including fees                                 $12,090   $11,512
Securities
     Taxable                                            6,841     5,516
     Tax-exempt                                           316       266
Trading account securities                               --        --
Federal funds sold                                        108        51
                                                      -------   -------
      Total interest income                            19,355    17,345

INTEREST EXPENSE
Deposits                                                9,353     8,416
Other borrowings                                        1,296       687
                                                      -------   -------
     Total interest expense                            10,649     9,103
                                                      -------   -------

Net interest income                                     8,706     8,242

Provision for loan losses                                 195       631
                                                      -------   -------

Net interest income after provision for loan losses     8,511     7,611

OTHER INCOME
Service charges on deposits                               767       743
Gains on securities transactions                           42       224
Net trading account profits                                 1        74
Mortgage loan origination fees                            230       180
Trust income                                              170       145
Other income                                              244       169
                                                      -------   -------
     Total other income                                 1,454     1,535

OTHER EXPENSE
Salaries and employee benefits                          3,399     2,985
Occupancy expense, net                                    949       827
Other expenses                                          1,329     1,357
                                                      -------   -------
     Total other expenses                               5,677     5,169
                                                      -------   -------

Income before income taxes                              4,288     3,977

Provision for income taxes                              1,570     1,571
                                                      -------   -------

NET INCOME                                            $ 2,718   $ 2,406
                                                      =======   =======

Basic earnings per share                              $  0.24   $  0.24
                                                      =======   =======

Diluted earnings per share                            $  0.24   $  0.24
                                                      =======   =======


                      MIDWEST BANC HOLDINGS, INC.
             CONSOLIDATED STATEMENTS OF INCOME (unaudited)
             Nine Months Ended September 30, 1998 and 1997
            (In Thousands, except share and per share data)



                                                        1998      1997
                                                      -------   -------
INTEREST INCOME
Loans, including fees                                 $35,903   $32,345
Securities
     Taxable                                           18,329    16,350
     Tax-exempt                                           918       768
Trading account securities                                170        37
Federal funds sold and other                              399       163
                                                      -------   -------
      Total interest income                            55,719    49,663

INTEREST EXPENSE
Deposits                                               26,996    23,839
Other borrowings                                        3,467     1,974
                                                      -------   -------
     Total interest expense                            30,463    25,813
                                                      -------   -------

Net interest income                                    25,256    23,850

Provision for loan losses                               1,020     1,829
                                                      -------   -------

Net interest income after provision for loan losses    24,236    22,021

OTHER INCOME
Service charges on deposits                             2,261     2,045
Gains on securities transactions                          767       239
Net trading account profits                                19       114
Mortgage loan origination fees                            717       403
Trust income                                              470       425
Other income                                              564       489
                                                      -------   -------
     Total other income                                 4,798     3,715


OTHER EXPENSE
Salaries and employee benefits                         10,025     9,082
Occupancy expense, net                                  2,739     2,379
Other expenses                                          4,194     3,934
                                                      -------   -------
     Total other expenses                              16,958    15,395
                                                      -------   -------

Income before income taxes                             12,076    10,341

Provision for income taxes                              4,414     4,063
                                                      -------   -------

NET INCOME                                            $ 7,662   $ 6,278
                                                      =======   =======

Basic earnings per share                              $  0.69   $  0.63
                                                      =======   =======

Diluted earnings per share                            $  0.69   $  0.63
                                                      =======   =======


                          MIDWEST BANC HOLDINGS, INC.
          CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (unaudited)
                                 (In thousands)

                                                                               Accumulated
                                                                                  Other                           Total
                                          Common                 Retained     Comprehensive       Treasury    Stockholders'
                                          Stock      Surplus     Earnings         Loss              Stock        Equity
                                        --------    ---------    --------     -------------       --------    -------------
Balance, January 1, 1997                $  3,437    $ 10,489     $ 34,932       $ (1,377)         $ (4,519)     $ 42,962
Net income                                  --          --          6,278           --                --           6,278
Unrealized gains on Securities AFS          --          --           --            2,052              --           2,052
                                                                                                                --------
Comprehensive net income                    --          --           --             --                --           8,330
Net purchase of treasury stock shares       --            18         --             --                 (18)         --
Recapitalization                          (3,327)      3,327         --             --                --            --
Cash dividends                              --          --           (301)          --                --            (301)
                                        --------    --------     --------       --------          --------      --------
Balance, September 30, 1997             $    110    $ 13,834     $ 40,909       $    675          $ (4,537)     $ 50,991
                                        ========    ========     ========       ========          ========      ========


Balance, January 1, 1998                $    101    $ 12,620     $ 40,026       $    675          $   (462)     $ 52,960
Net income                                  --          --          7,662           --                --           7,662
Unrealized losses on Securities AFS         --          --           --             (141)             --            (141)
                                                                                                                --------
Comprehensive net income                    --          --           --             --                --           7,521
Common stock issuance                         13      17,804         --             --                --          17,097
Cash dividends                              --          --           (790)          --                --            (790)
                                        --------    --------     --------       --------          --------      --------
Balance, September 30, 1998             $    114    $ 29,704     $ 46,898       $    534          $   (462)     $ 76,788
                                        ========    ========     ========       ========          ========      ========


                           MIDWEST BANC HOLDINGS, INC.
                  CONSOLIDATED STATEMENTS OF INCOME (unaudited)
                  Nine Months Ended September 30, 1998 and 1997

                                                                                1998         1997
                                                                             ---------    ---------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income                                                                $   7,662    $   6,278
   Adjustments to reconcile net income to net
      cash provided by operating activities
          Depreciation                                                           1,557        1,239
          Provision for loan losses                                              1,020        1,829
          Net proceeds from sale of trading account securities                   5,027          114
          Net loss on sale of securities                                          (767)        (239)
          Net loss on sale of trading account securities                           (19)        (114)
          Net proceeds from sales of real estate loans originated for sale       5,826       (2,765)
          Increase in other assets                                              (2,156)       1,297
          Increase in other liabilities                                            277         (261)
                                                                             ---------    ---------
             Net cash provided by operating activities                          18,427        7,378

CASH FLOWS FROM INVESTING ACTIVITIES
   Proceeds from sales and maturities of securities
     available-for-sale                                                        232,848       63,720
   Principal payments on securities available-for-sale                          93,348       26,736
   Purchase of securities available-for-sale                                  (444,950)    (113,525)
   Purchase of securities held-to-maturity                                      (6,750)      (2,236)
   Maturities of securities held-to-maturity                                     1,345          466
   Net increase in loans                                                       (19,839)     (62,795)
   Proceeds from sale of other real estate                                        --            151
   Property and equipment expenditures                                          (3,354)      (1,336)
                                                                             ---------    ---------
        Net cash used in investing activities                                 (147,352)     (88,819)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits                                                        59,312       74,898
Issuance of common stock                                                        17,097         --
Net bank borrowings                                                             46,565       11,426
Dividends paid                                                                    (790)        (301)
Securities sold under agreements to repurchase
and federal funds purchased                                                        226       (2,621)
                                                                             ---------    ---------
       Net cash provided by financing activities                               122,410       83,402
                                                                             ---------    ---------

Increase in cash and cash equivalents                                           (6,515)       1,961

Cash and cash equivalents at beginning of year                                  34,471       35,297
                                                                             ---------    ---------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                   $  27,956    $  37,258
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

The annualized results of operations for the three months and nine months ended September 30, 1998 are not necessarily indicative of the results expected for the full year ending December 31, 1998.

For purposes of per share calculations, the Company had 11,279,392 shares of common stock outstanding at September 30, 1998, 10,014,392 shares outstanding at December 31, 1997 and 10,015,898 shares outstanding at September 30, 1997. Quarterly weighted average shares of common stock outstanding were 11,279,392 and 10,015,595 for the three months ended September 30, 1998 and 1997, respectively. Year to date, average shares were 11,028,701 and 10,014,639 for the nine month periods ended September 30, 1998 and 1997 respectively.


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

In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". SFAS No. 133 standardizes the accounting for derivative instruments, including certain derivative instruments embedded in other contracts. Under the standard, entities are required to carry all derivative instruments in the statement of financial position at fair value. The accounting for changes in the fair value (i.e. gains or losses) of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship and, if so, on the reason for holding it. If certain conditions are met, entities may elect to designate a derivative instrument as a hedge of exposures to changes in fair value, cash flows, or foreign currencies.

If the hedged exposure is a fair value exposure, the gain or loss on the derivative instrument is recognized in earnings in the period of change together with the offsetting loss or gain on the hedged item attributable to the risk being hedged. If the hedged exposure is a cash flow exposure, the effective portion of the gain or loss on the derivative instrument is reported initially as a component of other comprehensive income (outside earnings) and subsequently reclassified into earnings when the forecasted transaction affects earnings. Any amounts excluded from the assessment of hedge effectiveness as well as the ineffective portion of the gain or loss is reported in earnings immediately. Accounting for foreign currency hedges is similar to accounting for fair value and cash flow hedges. If the derivative instrument is not designated as a hedge, the gain or loss is recognized in earnings in the period of change. This Statement will have no effect on the Company.

                ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS- THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997

Consolidated net income for the third quarter of 1998 was $2.7 million or an increase of 13% over the $2.4 million earned in the third quarter of 1997. Earnings were $.24 per share for the third quarter in 1998 and $.24 per share for the third quarter in 1997. Consolidated net income for the nine months ended September 30, 1998 was $7.7 million or $.69 per share compared to $6.3 million or $.63 per share for the similar period in 1997. Net interest income increased 5.6% to $8.7 million in the third quarter of 1998 compared to $8.2 million in the third quarter of 1997. Year to date, net interest income increased 5.9% to $25.3 million compared to $23.9 million for the nine months ended September 30, 1997. Other income decreased 5.3% to $1.5 million and other expenses increased 9.8% to $5.7 million in the third quarter of 1998 compared to the similar period in 1997. Year to date, other income increased 29.2% to $4.8 million and other expenses increased 10.2% to $17.0 million compared to the similar nine month period in 1997.

Net Interest Income

Net interest income was $8.7 million and $8.2 million during the three months ended September 30, 1998 and 1997 respectively, an increase of 5.6%. Year to date, net interest income increased $1.4 million or 5.9% to $25.3 million compared to $23.9 million for the similar period in 1997. The Company's net interest margin (tax equivalent net interest income as a percentage of earning assets) was 3.62% for the three months ended September 30, 1998 and 4.14% a year earlier. Year to date, the net interest margin was 3.67% in 1998 compared to 4.15% in 1997. Net interest income increased due to the growth in average earning assets from $810.0 million during the third quarter of 1997 to $978.7 million during the third quarter of 1998. Year to date, average earning assets increased 20.1% from $779.2 million in 1997 to $935.5 million in 1998. Securities represented a greater proportion of earning assets during the first nine months of 1998 than a year earlier. The loan to deposit ratio was 58.7% at September 30, 1998 compared to 61.4% at December 31, 1997. The average year to date loan to deposit ratio decreased from 61.4% at September 30, 1997 to 61.3% at September 30, 1998.

Despite the growth of earning assets, the decrease in net interest margin was primarily due to the increase of lower yielding securities as a percentage of earning assets, a flattening of interest rate yield curves, and the accelerated prepayments under existing mortgage-backed securities investments. The impact of these circumstances reduced taxable investment yields from 6.99% for the third quarter in 1997 to 6.31% for the third quarter in 1998. The year to date taxable investment yields decreased from 7.23% in 1997 to 6.30% in 1998. A portion of this decrease in yield was offset by a $767,000 gain on securities sales for the nine months ended September 30, 1998 as part of management's continuing program to reposition the securities portfolio. These gains are recorded as part of other income and are not reflected in the net interest margin calculations.

                ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Provision for Loan Losses

The Company's provision for loan losses was $195,000 for the third quarter of 1998 compared to $631,000 for the similar period in 1997. Year to date, the provision for losses decreased from $1.8 million in 1997 to $1.0 million in 1998. Net charge-offs for the three months ended September 30, 1998 and 1997 were $132,000 and $447,000, respectively. Net charge-offs for the nine months ended September 30 were $628,000 and $980,000 in 1998 and 1997, respectively.

The allowance for loan losses as a percentage of total loans was 1.30% as of September 30, 1998 and 1.26% as of December 31, 1997. In management's judgment, an adequate allowance for loan losses has been established.

Other Income

Other income, excluding securities gains, was $1.4 million for the three months ended September 30, 1998 and $1.2 million for the same period in 1997, an increase of $174,000 or 14.1%. Year to date, other income, excluding securities gains, was $4.0 million for 1998 or 19.3% higher than $3.4 million during the comparable period in 1997.

Service charges and fees increased 3.2% or $24,000 from $743,000 in the third quarter of 1997 to $767,000 in the third quarter of 1998. Year to date, service charges and fees increased 10.6% from $2.0 million in 1997 to $2.3 million in 1998. Service charges and fees include service charges on deposit accounts which may be expected to increase as deposits grow in the future.

Trust income increased 17.2% or approximately $25,000 to $170,000 during the third quarter. Year to date, trust income was $470,000 or 10.6% higher than the comparable period in 1997. Mortgage banking fee income increased $50,000 or 27.8% to $230,000 during the third quarter of 1998 compared to the third quarter of 1997. Year to date, mortgage fees increased $314,000 to $717,000 or 77.9% higher than the comparable period in 1997. Mortgage banking income is seasonal, with residential activity tending to decline in the winter months, and is also sensitive to interest rate levels. The reduction in long term interest rates has created a significant demand for refinancing existing mortgages, as well as financing new home sales, during the past nine months. Most fixed rate mortgages which the Company originates are sold.

Sales of securities available-for-sale resulted in net gains of $42,000 in the third quarter of 1998 compared to a net gain of $224,000 for the comparable period in 1997. Gains on securities available-for-sale were $767,000 and $239,000 for the nine months ended September 30, 1998 and 1997 respectively. Securities available-for-sale are held for indefinite periods of time and include securities that will be used as a part of the Company's asset/liability management strategy. Such securities may be sold in response to changes in interest rates, liquidity needs, or significant prepayment risk. Net trading account profits were $1,000 and $74,000 for the third quarter of 1998 and 1997 respectively. Net trading account profits were $19,000 and $114,000 for the nine months ended September 30, 1998 and 1997 respectively.

                ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Other Expense

Salary and benefit expenses increased 13.9% or $414,000 from $3.0 million during the three months ended September 30, 1997 to approximately $3.4 million for the third quarter of 1998. Year to date, salary and benefit expenses increased $943,000 or 10.4% to $10.0 million. The full-time equivalent number of employees was 305 as of September 30, 1997 and 314 as of September 30, 1998. The increase in salaries and benefits was primarily the result of 1998 annual merit increases in salaries, a shift in the mix of officer/staff levels, the initial staffing costs of a new banking center, increased employee benefit expenses, and higher commissions related to mortgage origination volumes.

Occupancy expenses increased $122,000 or 14.8% to $949,000 during the third quarter of 1998 compared to the third quarter of 1997. Year to date, occupancy expenses increased $360,000 or 15.1% to $2.7 million compared to the nine months ended September 30, 1997. Specific costs and increased depreciation expense, related to the renovation of the largest banking center, was a primary factor in the higher occupancy expense levels in 1998.

Expenses, other than salary and employee benefits and occupancy, decreased $28,000 or 2.1% from $1.4 million in the third quarter of 1997 to $1.3 million in the third quarter of 1998. Other expenses increased $260,000 or 6.6% to $4.2 million for the nine months ended September 30, 1998 compared to the similar period in 1997. Factors contributing to the increase in other expenses were legal fees related to corporate activities and increases in general operating costs.

Income Taxes

The Company recorded income tax expense of $1.6 million for both quarters ended September 30, 1998 and 1997, respectively. Year to date, the provision for income taxes increased $351,000 or 8.6% compared to the similar period in 1997. The increase in income taxes was due to the growth in income before taxes of $1.7 million for the nine months ended September 30, 1998 compared to the similar periods in 1997.

                ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FINANCIAL CONDITION

Loans

Total loans increased $13.4 million or 2.7% from $488.1 million at December 31, 1997 to $501.5 million as of September 30, 1998. Commercial loans increased $5.8 million or 4.1% from $140.8 million as of December 31, 1997 to $146.6 million as of September 30, 1998. Commercial real estate loans increased 1.1% or $2.4 million to $214.6 million as of September 30, 1998 from $212.2 million as of December 31, 1997. Agricultural loans increased 36.9% or $8.9 million from $24.1 million at December 31, 1997 to $33.0 million as of September 30, 1998. Residential real estate loans decreased $1.8 million or 1.9% to $91.5 million from $93.3 million as of December 31, 1997. Consumer loans decreased 15.4% to $15.9 million as of September 30, 1998 reflecting the continued amortization of the indirect car loan portfolio and other installment loans.

Most of the residential mortgage loans originated by the Company's mortgage banking subsidiary, Midwest One Mortgage Services, Inc., are sold in the secondary market. At any point in time, loans will be at various stages of the mortgage banking process. Included as part of residential real estate loans were loans held for sale of $6.6 million at December 31, 1997 and $801,000 at September 30, 1998. The carrying value of these loans approximated the market value at that time.

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

Following is a summary of changes in the allowance for loan losses for the nine months ended September 30:


                                    1998       1997
                                  -------    -------
Balance, January 1                $ 6,143    $ 5,342
Provision charged to operations     1,020      1,829
Loans charged-off                    (881)    (1,129)
Recoveries                            253        149
                                  -------    -------

     Balance, September 30        $ 6,535    $ 6,191
                                  =======    =======


                ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Allowance for Loan Losses

The allowance for loan losses as a percentage of total loans was 1.30% as of September 30, 1998 and 1.26% as of December 31, 1997. In management's judgment, an adequate allowance for loan losses has been established.

Nonaccrual and Nonperforming Loans

Nonaccrual loans increased to $2.1 million as of September 30, 1998 from $1.9 million as of December 31, 1997. Most of the difference in nonaccrual loans is related to two commercial loans which are being addressed by specific workout plans at this time. Management does not believe that the increase in nonaccrual loans represents a decline in the overall quality of the loan portfolio at this time.

Nonperforming loans include nonaccrual loans and accruing loans which are ninety days or more delinquent. Typically, these loans have adequate collateral protection or personal guaranties to provide a source of repayment to the bank. Nonperforming loans were $4.2 million as of September 30, 1998 compared to $3.2 million at December 31, 1997 and $4.0 million at September 30, 1997. Nonperforming loans were .83%, .66% and .82% of total loans as of September 30, 1998, December 31, 1997 and September 30, 1997 respectively. Nonperforming loans were .40%, .35% and .45% of total assets as of September 30, 1998, December 31, 1997 and September 30, 1997 respectively.

The increase in nonperforming loans was primarily due to several specific credits which continue to make partial payments or are in process of loan workout and collection litigation. As such, management believes there has been no deterioration in portfolio quality despite the increase in total nonperforming loans since December 31, 1997.

Other real estate owned was $724,000 and $789,000 at September 30, 1998 and December 31, 1997. Other real estate owned was .07% and .09% of total assets as of September 30, 1998 and December 31, 1997 respectively.

Securities

Securities are classified as available-for-sale if they may be sold as part of the Company's asset/liability management strategy in response to changes in interest rates, liquidity needs, or significant prepayment risk. Securities available-for-sale are carried at fair value, with related unrealized net gains or losses, net of deferred income taxes, recorded as an adjustment to equity capital. As of September 30, 1998, net unrealized gains resulted in a $534,000 increase in equity. This was a decrease of $141,000 from a net unrealized gain of $675,000 recorded as part of equity at December 31, 1997.

                ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Securities

Securities available-for-sale increased 34.8% to $462.6 million as of September 30, 1998, from $343.1 million as of December 31, 1997. U.S. Treasury and agency securities declined 70.8% from $6.3 million as of December 31, 1997 to $1.8 million as of September 30, 1998. U.S. government agency mortgage-backed securities and collateralized mortgage obligations increased 40.8% or $128.4 million from $314.6 million as of December 31, 1997 to $442.9 million as of September 30, 1998. Equity securities increased $2.9 million from $7.3 million at December 31, 1997 to $10.2 million as of September 30, 1998. The increase in equity securities was due to additional stock requirements of the Federal Home Loan Bank related to borrowings and an increase in investments in community bank stocks. Management does not consider any of these changes to represent a change in the management philosophy of the investment portfolio.

Deposits and Borrowed Funds

Total deposits of $853.7 million as of September 30, 1998 represented an increase of $59.3 million or 7.5% from $794.4 million as of December 31, 1997. Non-interest-bearing deposits were $104.9 million as of September 30, 1998, approximately $2.8 million higher than the $102.1 million as of December 31, 1997. At the same time, interest-bearing deposits increased 8.2% or $56.5 million. The higher level of interest-bearing deposits included an increase of $27.3 million in certificates of deposit under $100,000 and $18.4 million in certificates of deposit above $100,000. Brokered certificates of deposit accounted for $15 million of the increase in certificates of deposit greater than $100,000. There were no significant changes in deposit structure or management's strategies in acquiring deposits in the third quarter of 1998.

The Company's membership in the Federal Home Loan Bank System gives it the ability to borrow funds from the Federal Home Loan Bank of Chicago for short- or long-term purposes under a variety of programs. The loans were used to fund growth and permit the bank subsidiaries to extend term maturities, reduce funding costs and manage interest rate risk exposures more effectively.

Federal Home Loan Bank advances were $85.0 million at September 30, 1998, an increase of $59.0 million since December 31, 1997. The weighted average rate for Federal Home Loan Bank advances was 5.29% year to date with a range of maturities between one and ten years. This rate compares favorably to the average 1998 year to date rate of 5.58% for certificates of deposit under $100,000.

                ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Deposits and Borrowed Funds

Consolidated notes payable at September 30, 1998 and December 31, 1997 are listed below:


                                       1998      1997
                                     -------   -------
Federal Home Loan Bank (FHLB)
   advances to bank subsidiaries     $85,000   $26,000

Revolving line of credit
  to Midwest Banc Holdings, Inc.       4,000    12,350
  ($20,000,000 available)

Revolving warehouse line of credit
  to Midwest One Mortgage Services         0     4,000
  ($5,000,000 available)

Mortgage payable                         140       225
                                     -------   -------

Total notes payable                  $89,140   $42,575
                                     =======   =======




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

The Company and the Banks were categorized as well capitalized as of September 30, 1998. Management is not aware of any conditions or events since the most recent regulatory notification that would change the Company's or the Banks' categories.

                ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Capital Resources


Capital levels and minimum required levels (dollars in thousands):


                                                     Minimum Required        Minimum Required
                                                       for Capital                  to Be
                                  Actual             Adequacy Purposes       Well Capitalized
                           ------------------        ------------------     ------------------
                            Amount     Ratio          Amount     Ratio       Amount     Ratio
                           --------   -------        --------   -------     --------   -------
September 30, 1998
  Total capital to risk-
   weighted assets          $80,994     14.9%          $43,568     8.0%       $54,460     10.0%

  Tier I capital to risk-
   weighted assets           74,459     13.7%           21,784     4.0%        32,676      6.0%


  Tier I capital to
   average assets            74,459      7.8%           21,784     4.0%        27,230      5.0%




                                                     Minimum Required         Minimum Required
                                                        for Capital                 to Be
                                  Actual             Adequacy Purposes        Well Capitalized
                            ------------------      -------------------      ------------------
                             Amount     Ratio        Amount      Ratio        Amount     Ratio
                            --------   -------      --------    -------      --------   -------
December 31, 1997
  Total capital to risk-
   weighted assets          $55,980      10.8%       $41,562        8.0%     $  51,953    10.0%


  Tier I capital to risk-
   weighted assets           49,842       9.6%        20,781        4.0%        31,172     6.0%


  Tier I capital to
   average assets            49,842       6.2%        32,418        4.0%        40,522     5.0%



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

Net cash inflows provided by operations were $18.4 million in the first nine months of 1998 compared to $7.4 million a year earlier. In the first nine months of 1998, net proceeds from sales of real estate loans originated for sale and net proceeds from the sale of trading account securities were $10.9 million compared to a net outflow of $2.7 million in 1997.

Net cash outflows from investing activities were $147.4 million in the first nine months of 1998 compared to $88.8 million a year earlier. In the first nine months of 1998, net principal disbursed on loans accounted for net outflows of $19.8 million, and securities transactions aggregated a net outflow of $124.2 million. In the first nine months of 1997, net principal disbursed on loans accounted for a net outflow of $63.0 million, and securities transactions resulted in net outflows of $24.8 million.

Cash inflows from financing activities in the first nine months of 1998 included a $59.3 million increase in deposits. This compares with a net inflow of $74.9 million for the same period in 1997. Net bank borrowings resulted in net cash inflows of $46.6 million in the first nine months of 1998 and inflows of $11.4 million in the first nine months of 1997. Cash inflows from financing in 1998 included the $17.1 million net proceeds from the common stock offering completed in February 1998.

During the first nine months of 1998, the Company repaid $11.4 million in borrowings under its existing bank line of credit with the proceeds of the common stock offering in late February. New borrowings of $2.0 million under the existing line of credit in the third quarter were used to provide capital contributions to two bank subsidiaries. In addition, the bank subsidiaries borrowed $59,000,000 in advances due at various dates through 2008 with the Federal Home Loan Bank of Chicago.

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

                ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Liquidity

Mortgage lending activity resulted in operating net cash inflows of approximately $5.8 million during the first nine months of 1998 compared to a net outflow of $2.8 million in 1997. Total cash inflows from operating activities exceeded operating outflows by $18.4 million for the nine months ended September 30, 1998. During the first nine months of 1997, net cash inflows from operating activities were $7.4 million. Interest received net of interest paid was a principal source of operating cash inflows in both periods reported. Management of investing and financing activities and market conditions determine the level and the stability of net interest cash flows. Management's policy is to mitigate the impact of changes in market interest rates to the extent possible so that balance sheet growth is the principal determinant of growth in net interest cash flows.

RECENT REGULATORY DEVELOPMENTS

In the last several years, various bills have been introduced in Congress that would allow bank holding companies to engage in a wider range of nonbanking activities, including greater authority to engage in securities and insurance activities. Similarly, some of these bills would allow insurance companies and securities firms to become bank holding companies. While the scope of permissible nonbanking activities and the conditions under which the new powers could be exercised varies among the bills, the expanded power generally would be available to a bank holding company only if the bank holding company and its bank subsidiaries remain well capitalized and well managed. The bills would also impose various restrictions on transactions between the depository institution subsidiaries of bank holding companies and their nonbank affiliates. These restrictions would be intended to protect the depository institutions from the risks of the new nonbanking activities permitted to such affiliates.

None of these measures has passed Congress, although different provisions have each passed the House or Senate. It is anticipated that when the new Congress convenes in January 1999, similar reform measures will be reintroduced. At this time, the Company is unable to predict whether any of the reform measures being contemplated at the federal level will be enacted and, therefore, is unable to predict the impact such legislation may have on the operations of the Company and its bank subsidiaries.

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

                ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

YEAR 2000 COMPLIANCE

Company's State of Readiness
The Company has conducted a comprehensive review of its computer systems for "year 2000" issues, and has developed an implementation plan to identify and resolve potential problems in compliance with Federal Reserve Bank guidelines. The Company estimates its testing and implementation plan is 75% complete at this time.

The Company is completing tests of our own systems, and each of our tests have indicated year 2000 compatibility. To date, one computer system required a systems software upgrade which was completed during the third quarter of 1998. Subsequent tests on the systems software upgrade indicated year 2000 compatibility. Our main software provider has received certification of their systems software for year 2000 compliance and the Company is in the process of completing its own tests of the software. These tests will be concluded by the end of 1998. The results of testing to date have been documented and reviewed by regulatory agencies in phase audits. No significant year 2000 issues have been identified as of this date.

Our implementation plan involves procedures and tests to reduce year 2000 risks to and by customers, equipment, vendors, and the providers of computer hardware and software services. We have identified mission critical vendors who have provided the company with the results of their own tests for year 2000 compliance and we are satisfied with the results to date.

Based upon responses from vendors, our own testing and independent appraisals conducted on behalf of the Company and selected equipment and software suppliers, the Company believes its systems are, or will be, fully compliant before the end of 1999.

Costs of Year 2000 Compliance
The Company has spent approximately $180,000 to date in year 2000 upgrades and estimates total costs should not exceed $250,000. These costs will be depreciated over the estimated useful life. No situations have been identified at this time which would require material capital expenditures in order to become fully compliant.

The Company maintains continuing contact with its equipment and software vendors on year 2000 issues and does not anticipate significant problems at this time. At this time, based upon testing results, the Company does not expect to require arrangements to provide backup processing as it relates to Year 2000 risks.

Risk Posed by Year 2000 Issues
The Company recognizes potential risks created by depositors and borrowers. The Company remains alert to any potential year 2000 problems created by customers and has been obtaining information and data from customers to assess potential exposures. To date, responses from customers have not indicated significant year 2000 issues to be resolved.

                ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES
                                ABOUT MARKET RISK


Interest Rate Sensitivity Analysis

The Company's overall interest rate sensitivity is demonstrated by net interest income analysis. Net interest income analysis measures the change in net interest income in the event of hypothetical changes in interest rates. This analysis assesses the risk of change in net interest income in the event of sudden and sustained 1.0% to 2.0% increases and decreases in market interest rates. The table below presents the Company's projected changes in net interest income for the various rate shock levels at September 30, 1998.


                                 Net Interest Income
                        ---------------------------------------
(Dollars in thousands)   Amount         Change         Change
                        --------       --------       --------
-200 bp                 $33,021        $(2,941)        (8.13)%
-100 bp                  34,030         (1,913)        (5.32)
 Base                    35,943           --           --
+100 bp                  36,204            261          0.73
+200 bp                  35,823           (120)        (0.33)


As shown above, at September 30, 1998, the effect of an immediate 200 basis point increase in interest rates would decrease the Company's net interest income by .33% or approximately $120,000. The effect of an immediate 200 basis point decrease in rates would reduce the Company's net interest income by 8.13% or approximately $2.9 million.

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

               SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES
                          LITIGATION REFORM ACT OF 1995

This report contains certain forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The Company intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Reform Act of 1995, and is including this statement for purposes of these safe harbor provisions. Forward-looking statements, which are based on certain assumptions and describe future plans, strategies, and expectations of the Company, are generally identifiable by use of the words "believe," "expect," "intend," "anticipate," "estimate," "project," or similar expressions. The Company's ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse affect on the operations and future prospects of the Company and its subsidiaries include, but are not limited to, changes in interest rates; general economic conditions; legislative/regulatory changes; monetary and fiscal policies of the U.S. government, including policies of the U.S. Treasury and the Federal Reserve Board; the quality or composition of the loan or investment portfolios; demand for loan products; deposit flows; competition; demand for financial services in the Company's market area; the effectiveness of the company's compliance review and implementation plan to identify and resolve year 2000 issues; and accounting principles, policies, and guidelines. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. Further information concerning the Company and its business, including additional factors that could materially affect the Company's financial results, is included in the Company's filings with the Securities and Exchange Commission.

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


                                              MIDWEST BANC HOLDINGS, INC.
                                                      (Registrant)




                                              By: /s/ Robert L. Woods
                                                 -------------------------------
                                                    Robert L. Woods,
                                                    President and
                                                    Chief Executive Officer



                                              By: /s/ Edward H. Sibbald
                                                 -------------------------------
                                                  Edward H. Sibbald,
                                                  Executive Vice President and
                                                  Chief Financial Officer



Date:  November 12, 1998