Form 10-K
period 1998-12-31
MIDWEST BANC HOLDINGS INC
filed 1999-03-25
CIK 1051379

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

[X]             ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended December 31, 1998
                                       OR
[ ]           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                 For the transition period from ______ to ______

                         Commission file number 0-29598

                           MIDWEST BANC HOLDINGS, INC.
             (Exact name of Registrant as specified in its charter)

                          DELAWARE                 36-3252484
                (State of Incorporation)       (I.R.S. Employer
                                              Identification Number)

               501 WEST NORTH AVENUE, MELROSE PARK, ILLINOIS 60160 (Address of principal executive offices, including Zip Code)

                                 (708) 865-1053
              (Registrant's telephone number, including Area Code)

           Securities registered pursuant to Section 12(b) of the Act:

                                      None

           Securities registered pursuant to Section 12(g) of the Act:

                          COMMON STOCK, $0.01 PAR VALUE
                                (Title of Class)



         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                                    YES [X]    NO [ ]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained to the best of registrant's knowledge, in definitive proxy or information statements incorporated by Reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         As of March 17, 1999, the aggregate market value of the registrant's common stock held by non-affiliates of the registrant was approximately $100,728,810 based upon the price of the last sale on that date.(1/)

         As of March 17, 1999, the number of shares outstanding of the registrant's common stock, par value $0.01 per share, was 11,102,796.

DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the Company's Proxy Statement for the 1999 Annual Meeting of Stockholders are incorporated by reference into Part III.







---------------

     (1) Based upon the closing price of the registrant's common stock on March 17, 1999, and reports of beneficial ownership filed by directors and executive officers of registrant and by beneficial owners of more than 5% of the outstanding shares of common stock of the registrant. However, such determination of shares owned by affiliates does not constitute and an admission of affiliate status or beneficial interest in shares of registrant's common stock.

                           MIDWEST BANC HOLDINGS, INC.
                                    FORM 10-K

                                      INDEX


                                                                                                              PAGE NO.
PART I

Item 1.    Business.............................................................................................. 1
Item 2.    Properties........................................................................................... 15
Item 3.    Legal Proceedings.................................................................................... 16
Item 4.    Submission of Matters to a Vote of Security Holders.................................................. 16

PART II

Item 5.    Market for the Registrant's Common Stock and Related Security Holder Matters......................... 17
Item 6.    Selected Consolidated Financial Data................................................................. 18
Item 7.    Management's Discussion and Analysis of Results of Operations and Financial Condition................ 19
Item 7a.   Quantitative and Qualitative Disclosures about Market Risk........................................... 39
Item 8.    Consolidated Financial Statements and Supplementary Data............................................. 41
Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure................. 41

PART III

Item 10.   Directors and Executive Officers of the Registrant................................................... 41
Item 11.   Executive Compensation............................................................................... 41
Item 12.   Security Ownership of Certain Beneficial Owners and Management....................................... 41
Item 13.   Certain Relationships and Related Transactions....................................................... 41

PART IV

Item 14.   Exhibits, Financial Statement Schedules and Reports on Form 8-k...................................... 41

           Signature(s) Page.................................................................................... 43

           Index to Consolidated Financial Statements.......................................................... F-1

                                     PART I

ITEM 1.  BUSINESS

THE COMPANY

         The Company is a community-based bank holding company headquartered in Melrose Park, Illinois. The Company provides a wide range of services, including traditional banking services, personal and corporate trust services, residential mortgage services, insurance brokerage and retail securities brokerage services. The Company's principal operating subsidiaries are four Illinois community banks: Midwest Bank and Trust Company, Midwest Bank, Midwest Bank of McHenry County and Midwest Bank of Western Illinois (collectively, the "Banks"). Each of the Banks is chartered as an Illinois state bank. In addition, the Company has one nonbank subsidiary that provides data processing services, and three of the Banks have nonbank subsidiaries that provide trust, mortgage and insurance services.

         The Banks are community-oriented, full-service commercial banks, providing traditional banking services to individuals, small-to-medium-sized businesses, government and public entities and not-for-profit organizations. The Banks operate out of 14 locations with ten banking centers in the greater Chicago metropolitan area and four banking centers in Western Illinois. Midwest One Mortgage Services, Inc., a subsidiary of Midwest Bank, is a residential mortgage brokerage business offering mortgage services throughout the Chicago metropolitan area. Midwest Trust Services, Inc., a subsidiary of Midwest Bank and Trust Company, provides trust services for individuals and corporations. Porter Insurance Agency, Inc., a subsidiary of Midwest Bank of Western Illinois, acts as an insurance agency for individuals and corporations. First Midwest Data Corp., a subsidiary of the Company, provides data processing services to the Company and all subsidiaries except Midwest Bank of Western Illinois and Porter Insurance Agency, Inc. Midwest One Financial Services, L.L.C., a limited liability company controlled by Midwest Bank of McHenry County, offers insurance services and retail brokerage activities within McHenry County.

         The Company focuses on establishing and maintaining long-term relationships with customers and is committed to serving the financial services needs of the communities it serves. In particular, the Company has emphasized in the past and intends to continue to emphasize its relationships with individual customers and small-to-medium-sized businesses. The Company actively evaluates the credit needs of its markets, including low- and moderate-income areas, and offers products that are responsive to the needs of its customer base. The markets served by the Company provide a mix of real estate, commercial and consumer lending opportunities, as well as a stable core deposit base.

         The Company, formerly known as First Midwest Corporation of Delaware, is a Delaware corporation. The Company was founded in 1983 as a bank holding company under the Bank Holding Company Act of 1956, as amended, for Midwest Bank and Trust Company.

         Certain information with respect to the Banks and the Company's nonbank consolidated subsidiaries as of December 31, 1998, is set forth below:



COMPANY SUBSIDIARIES                        HEADQUARTERS           MARKET AREA                   NUMBER OF BANKING
                                                                                                CENTERS OR OFFICES

Banks:
Midwest Bank and Trust Company.........     Elmwood Park, IL       Chicago, Elmwood Park,                5
                                                                   Melrose Park, Oak Park,
                                                                   River Forest, Franklin
                                                                   Park, River Grove, Maywood

Midwest Bank...........................     Hinsdale, IL           Hinsdale, Downers Grove,              2
                                                                   Burr Ridge, Westmont, Oak
                                                                   Brook, Clarendon Hills

COMPANY SUBSIDIARIES                        HEADQUARTERS           MARKET AREA                   NUMBER OF BANKING
                                                                                                CENTERS OR OFFICES

Banks:
Midwest Bank of McHenry County.........     Union, IL              Union, Algonquin,                     3
                                                                   Marengo, Crystal Lake,
                                                                   East Dundee, Lake In the
                                                                   Hills, Huntley, Island
                                                                   Lake, Wauconda,
                                                                   Carpentersville

Midwest Bank of Western Illinois.......     Monmouth, IL           Monmouth, Galesburg,                  4
                                                                   Oquawka, Kirkwood

Nonbanks:
Midwest Trust Services, Inc............     Elmwood Park, IL       Chicago metropolitan area             1

Midwest One Mortgage Services, Inc.....     Downers Grove, IL      Chicago metropolitan area             6

First Midwest Data Corp................     Melrose Park, IL       *                                     1

The Porter Insurance Agency............     Alexis, IL             Western Illinois                      2
----------------------


* Performs data processing services for the Company, all of the Banks except Midwest Bank of Western Illinois, and all of the nonbank subsidiaries except Porter Insurance Agency, Inc.

HISTORY

The Banks

         Midwest Bank and Trust Company was established in 1959 in Elmwood Park to provide community and commercial banking services to individuals and businesses in the contiguous and neighboring western suburbs of Chicago. Midwest Bank and Trust Company grew in the 1960s and 1970s with the economic development and population expansion of Elmwood Park, Melrose Park, Forest Park, River Grove, Franklin Park and, to a lesser extent, River Forest and Oak Park.

         Midwest Bank and Trust Company's original facility was located at the corner of North and Harlem Avenues in Elmwood Park, a central point for residential traffic and commercial business throughout the 1970s. As state banking regulations permitted, Midwest Bank and Trust Company established a drive-up facility at the corner of North and Fifth Avenues in Melrose Park in 1978. This facility provided a convenient location to serve business customers, which were an increasingly important part of the economic development of Melrose Park at that time. In 1987, this location and surrounding acreage were developed into Midwest Centre, a commercial office building with a full-service banking center of Midwest Bank and Trust Company located on its main floor. Midwest Centre is the Company's current headquarters.

         The Company pursued growth opportunities through acquisitions beginning in the mid-to-late 1980s. Illinois State Bank of Chicago was acquired in 1986, providing the Company with a prime downtown Chicago location on South Michigan Avenue. Illinois State Bank of Chicago was merged into Midwest Bank and Trust Company in 1991 and is operated as a full-service banking center.

         Midwest Bank and Trust Company added two additional banking centers in Northwest Chicago on Pulaski Road in 1993 and Addison Street in 1996. Midwest Bank and Trust Company currently has a network of five full-service banking centers in diverse markets within Cook County, Illinois.

         The Company acquired the State Bank of Union in McHenry County in 1987 and changed its name to Midwest Bank of Union in 1991. This acquisition represented the first bank location for the Company outside of Cook County. The bank was renamed Midwest Bank of McHenry County in 1994 and opened a full-service banking center in Algonquin in southeastern McHenry County in August 1994. During the past three years, assets at Midwest Bank of McHenry County have increased from $95 million to $210 million as of December 31, 1998. As a result of this growth, Midwest Bank of McHenry County ranked as the fifth largest among 21 banks operating within McHenry County as of September 30, 1998.

         The Company established a Ade novo" bank, Midwest Bank of DuPage County, in Hinsdale in 1991. Midwest Bank of DuPage County was created to develop markets through the opening of a new banking center. The bank was subsequently renamed Midwest Bank of Hinsdale in 1991, and Midwest Bank in 1996. Midwest Bank opened a convenience banking center in 1996 in Downers Grove, within DuPage County, which has been expanded into a full-service banking center.

         In an effort to diversify the Company's core deposit base and develop profitable growth opportunities at a reasonable cost of market entry, the Company began an expansion program in West Central Illinois in the early 1990s. The Company acquired the Bank of Oquawka in Henderson County in 1991 and The National Bank of Monmouth via a merger with West Central Illinois Bancorp in 1993. Subsequently, the Bank of Oquawka was merged into The National Bank of Monmouth in 1994. A new full-service banking center was opened in Galesburg in Knox County in 1996. In 1998, The National Bank of Monmouth converted from a national bank to an Illinois state chartered bank and changed its name to Midwest Bank of Western Illinois. Midwest Bank of Western Illinois currently has a network of four banking centers in Monmouth, Galesburg, Oquawka and Kirkwood.

Nonbank Subsidiaries

         The Company's nonbank subsidiaries were created to support the core retail and commercial banking activities of the Company and the Banks. First Midwest Data Corp. was established in 1991 to replace third party data processing services and provide competitive advantages in terms of service and delivery for the Banks. First Midwest Data Corp. provides a variety of services to the Company and all of the Banks except Midwest Bank of Western Illinois, including processing of demand deposits, savings accounts, time deposits, loans and general ledgers, and managing telephone banking and on-line computer services for retail and commercial customers. Midwest Bank of Western Illinois provides its own data processing services.

         Midwest Trust Services, Inc. and Midwest One Mortgage Services, Inc. were established to provide specialized financial services to support the additional needs of banking customers on a value-added basis. These subsidiaries also maintain independent customer bases that can serve as referral leads for prospective retail and commercial relationships for the Banks.

         Midwest Trust Services, Inc. was a spin-off of the trust department of Midwest Bank and Trust Company in 1994 and was initially formed as a wholly-owned subsidiary of the Company to provide trust services and related specialized programs supporting each of the Banks. The Company transferred ownership of the subsidiary to Midwest Bank and Trust Company as a capital contribution in 1995. Effective February 1999, Midwest Trust Services, Inc. and Midwest Bank and Trust Company assigned trusts representing certain lines of trust business, including personal trusts, individual retirement accounts and life insurance trusts, to a third party.

         Midwest One Mortgage Services, Inc. was formed by the Company in 1994 to provide secondary market mortgage origination for the Banks and independent customers. Mortgages originated by Midwest One Mortgage Services, Inc. are generally sold with servicing rights released to a large, diversified group of qualified secondary market investors. The Company transferred ownership of the subsidiary to Midwest Bank as a capital contribution in 1997.

         Porter Insurance Agency, Inc. was acquired by Midwest Bank of Western Illinois in 1998 to provide insurance services to customers of the bank. This subsidiary also maintains an independent customer base.

         Midwest One Financial Services, L.L.C. was organized in January 1999 as a joint venture between Midwest Bank of McHenry County and First Midwest Financial Group, Inc. to provide insurance services and products within McHenry County. In addition, Midwest One Financial Services, L.L.C. will provide retail securities brokerage activities. Midwest Bank of McHenry County owns 51% of the company and will serve as the managing member. Regulatory approval was received in December 1998 and actual operations began in January 1999.

THE BANKS

         The Company functions as a network of autonomous banks with centralized planning and staff support functions performed at the holding company level. Each Bank faces different levels and varied types of competition, which are addressed by the local, decentralized nature of each Bank. The Banks maintain full responsibility for the day-to-day operations of each banking center, including lending practices and decision-making, pricing, sales and customer service. The Banks are supported by centralized staff services provided by the Company for accounting, auditing, financial and strategic planning, marketing, human resources, loan review and regulatory compliance.

         Set forth below is selected financial and other information for each Bank for the year ended December 31, 1998.

                                               TOTAL         TOTAL         NET
                                               ASSETS       EQUITY       INCOME

Midwest Bank and Trust Company(1)             $492,710      $35,069       $6,516

Midwest Bank(2)                                210,134       14,547        2,239

Midwest Bank of McHenry County                 209,778       14,119        2,003

Midwest Bank of Western Illinois(3)            150,943       12,058        1,053


--------------------
(1)Does not include financial information for Midwest Trust Services, Inc.
(2)Does not include financial information for Midwest One Mortgage
   Services, Inc.
(3)Does not include financial information for Porter Insurance Agency, Inc.

         The Banks accounted for nearly 99.0% of assets and virtually all net income of the Company as of and for the years ended 1998, 1997 and 1996.

MARKETS

         The Banks operate in broadly diverse markets, with varying levels and growth rates of economic development and activity. Population trends, geographic density and the demographic mix vary by market. The largest segments of the Company's customer base live and work in relatively mature markets in Cook County and West Central Illinois. The market in Hinsdale is a more affluent and upwardly mobile segment with a higher percentage of white collar professionals. The southern portion of McHenry County is a high growth market characterized by a core middle class base, augmented by a rapid influx of young families and professional couples.

         The Company considers its primary market areas to be those areas immediately surrounding its offices for retail customers and generally within a 10-20 mile radius of each Bank for commercial relationships. The Banks operate out of 10 full-service locations in the Chicago metropolitan area and out of four offices in West Central Illinois. Accordingly, the Company's business extends throughout the Chicago metropolitan area and Western Illinois, but is highly concentrated in the areas in which the Banks' offices are located. The communities in which the Banks' offices are located have a broad spectrum of demographic characteristics. These communities include a number of densely populated areas as well as rural areas, and some extremely high-income areas as well as many middle-income and some low- to moderate-income areas.

STRATEGY

         The Company believes that its continued success is dependent on its ability to provide to its customers value-added retail and commercial banking programs and other financial products and services which are delivered by experienced, committed banking professionals operating under the highest standards of customer service. The growth strategy of the Company is to increase its core banking business, further develop its mortgage, trust, insurance and securities brokerage activities, and expand into other financial services. Key aspects of the Company's strategy include the following: (i) maintaining high levels of customer service through decentralized operating structure; (ii) increasing market share within existing markets and expand into new markets;
(iii) enhancing cross-selling of value-added products and services; (iv) maintaining a leadership position in product development and marketing; (v) increasing the revenue base of nonbank financial service subsidiaries; (vi) increasing existing loan-to-deposit ratios of the Banks; and (vii) expanding funding sources for liquidity and interest rate risk management. Management believes that these strategies, which are subject to change at any time based upon market conditions, will support the continued profitable growth of the Company and allow it to maintain consistent high performance and leadership positions in its markets.

PRODUCTS AND SERVICES

Deposit Products

         Management believes the Company and the Banks are leaders in developing and marketing innovative deposit products and programs which address the needs of customers in each of the local markets served. These products include:

         Checking Accounts. The Company has developed a range of different checking account products designed and priced to meet specific target segments (e.g., age and industry groups) of the local markets served by each Bank.

         NOW/Money Market Accounts. The Company offers several types of premium rate NOW accounts and money market accounts with interest rates indexed to the prime rate or the 91-day U.S. Treasury bill rate. The Banks were one of the first to offer these products in their respective local markets.

         Time Deposits. The Company offers a wide range of innovative time deposits, usually offered at premium rates with special features to protect the customer's interest earnings in changing interest rate environments. For example, specific products include the FlexRate CD, which permits interest rate adjustments at the customer's option, the Customer Choice CD, which has limited or reduced prepayment penalties, and the ADDvantage CD where customers can add additional amounts to an existing certificate at any time prior to maturity.

Lending Services

         The Company aggressively seeks quality loan relationships. The Company's loan portfolio consists of commercial loans, commercial real estate loans, agricultural loans, consumer real estate loans (including home equity lines of credit) and consumer loans. Management of the Company emphasizes sound credit analysis and loan documentation. Management also seeks to avoid undue concentrations of loans to a single industry or based on a single class of collateral. The Company has concentrated its efforts on building its lending business in the following areas:

         Commercial Loans. Commercial and individual loans are made to small- to medium-sized businesses that are sole proprietorships, partnerships, and corporations. Generally, these loans are secured with collateral including accounts receivable, inventory and equipment, and require personal guarantees of the principals. Frequently, these loans are further secured with real estate equities.

         Commercial Real Estate Loans. Commercial real estate loans include loans for acquisition, development, and construction of real estate which are secured by the real estate involved, and other loans secured by farmland, commercial real estate, multifamily residential properties, and other nonfarm, nonresidential properties. Loans retained by the Company for its portfolio are generally short-term balloon loans and adjustable rate mortgages with initial fixed terms of one to five years.

         Agricultural Loans. A relatively small but important segment of the loan portfolio consists of farm crop production loans on a seasonal basis, machinery and equipment loans of a medium term nature and longer term real estate loans to purchase acreage. Farm production loans are concentrated primarily in corn and bean crops, with only a small portion tied to livestock. Midwest Bank of Western Illinois is a major agribusiness lender in West Central Illinois and Midwest Bank of McHenry County has a small agricultural loan portfolio in Northern Illinois.

         Consumer Real Estate Loans. Consumer real estate loans are made to finance residential units that will house from one to four families. While the Company originates both fixed and adjustable rate consumer real estate loans, virtually all one- to five-year adjustable rate loans originated pursuant to Fannie Mae and FHLMC guidelines are sold in the secondary market. In the normal course of business, the Company retains medium-term fixed-rate loans. See "Management's Discussion and Analysis of Financial Condition and Results of Operation."

         Home equity lines of credit, included within the Company's consumer real estate loan portfolio, are secured by the borrower's home and can be drawn on at the discretion of the borrower. These lines of credit are generally at variable interest rates. When made, home equity lines, combined with the outstanding loan balance of prior mortgage loans, generally do not exceed 80% of the appraised value of the underlying real estate collateral.

         Consumer Loans. Consumer loans (other than consumer real estate loans) are collateralized loans to individuals for various personal reasons such as automobile financing and home improvements.

         Lending officers are assigned various levels of loan approval authority based upon their respective levels of experience and expertise. Loan approval is also subject to the Company's formal loan policy, as established by each Bank's board of directors, and to the concurrence of an officers' credit committee (or the Bank's board of directors or a committee of the board) in addition to the recommendation of the lending officer. This system is intended to assure that commercial credit requests are subjected to independent objective review on at least two different levels.

ATMs

         The Banks maintain a network of 20 ATM sites generally located within the Banks' local markets. All ATM equipment is owned by the Banks. Twelve of the ATM sites are located at various banking centers, and eight are maintained off-site at hotels, supermarkets and schools.

Trust Activities

         Midwest Trust Services, Inc. is a full-service Illinois trust company offering land trusts, personal trusts, custody accounts, retirement plan services and corporate trust services. As of December 31, 1998, Midwest Trust Services, Inc. maintained relationships representing an aggregate market value of $210.6 million in assets with an aggregate book value of $162.5 million. In addition, Midwest Trust Services, Inc. administered 2,032 land trust accounts as of December 31, 1998. Effective February 1999, Midwest Trust Services, Inc. and Midwest Bank and Trust Company assigned certain trusts representing certain lines of trust business, including personal trusts, individual retirement accounts and life insurance trusts, to a third party.

         Midwest Bank of Western Illinois also provides trust services to its customers and maintained trust accounts with an aggregate market value of $41.0 million and an aggregate book value of $24.6 million as of December 31, 1998.

Mortgage Services

         Midwest One Mortgage Services, Inc. serves customers, residents and realtors in local markets within the Chicago metropolitan area through loan originators located at banking centers in Elmwood Park, Melrose Park, Downers Grove, Hinsdale and Algonquin. The primary services offered by Midwest One Mortgage Services, Inc. include conventional first and second mortgages on one-to four-family housing on a new issue or refinancing basis, as well as special programs for first-time homebuyers, reverse mortgages, and loans for individuals with a history of credit problems, generally classified or described as "B", "C", and "D" paper within the mortgage industry. Midwest One Mortgage Services, Inc. offers a range of products with varied terms, rates and maturities to meet the needs of customers within local markets. Fixed rate mortgages are offered from three to thirty years, and adjustable rate mortgages are available with different options and rate adjustment dates. The majority of mortgage loans are sold in the secondary market to a range of investors that offer a complementary mix of conventional and specialty loan programs.

Insurance Services

         Porter Insurance Agency, Inc. is a full line independent insurance agency acquired by Midwest Bank of Western Illinois in 1998. Concentrating in agricultural-related insurance products, Porter Insurance Agency, Inc. is one of the largest writers of crop hail insurance in Western Illinois. In addition, the mix of services includes individual health care contracts, homeowners' insurance, as well as commercial and retail automobile insurance for individuals, new car dealerships and commercial trucking fleets.

Securities Brokerage

         Securities brokerage services are provided through arrangements with two independent regional brokerage firms. Licensed brokers are located at four banking centers and provide services with respect to stocks and securities trading, financial planning, mutual funds sales, fixed and variable rate annuities and tax-exempt and conventional unit trusts.

COMPETITION

         The Company competes in the financial services industry through the Banks, Midwest One Mortgage Services, Inc., Midwest Trust Services, Inc., Porter Insurance Agency, Inc. and Midwest One Financial Services, L.L.C. The financial services business is highly competitive. The Company encounters strong direct competition for deposits, loans and other financial services. The Company's principal competitors include other commercial banks, savings banks, savings and loan associations, mutual funds, money market funds, finance companies, credit unions, mortgage companies, insurance companies and agencies, private issuers of debt obligations and suppliers of other investment alternatives, such as securities firms.

         In addition, in recent years, several major multibank holding companies have entered or expanded in the Chicago metropolitan market. Generally, these financial institutions are significantly larger than the Company and have access to greater capital and other resources. In addition, many of the Company's nonbank competitors are not subject to the same degree of regulation as that imposed on bank holding companies, federally insured banks and Illinois chartered banks. As a result, such nonbank competitors have advantages over the Company in providing certain services.

         The Company addresses these competitive challenges by creating market differentiation and by maintaining an independent community bank presence with local decision-making within its markets. The Bank competes for deposits principally by offering depositors a variety of deposit programs, convenient office locations, hours and other services. The Banks compete for loan originations primarily through the interest rates and loan fees they charge, the efficiency and quality of services they provide to borrowers, the variety of their loan products and their trained staff of professional bankers.

         The Company competes for qualified personnel by offering competitive levels of compensation, management and employee cash incentive programs, and by augmenting compensation with stock options pursuant to its stock option plan. Attracting and retaining high quality employees is important in enabling the Company to compete effectively for market share.

EMPLOYEES

         As of December 31, 1998, the Company and its subsidiaries had 266 full-time employees and 124 part-time employees, or 317 full-time equivalent employees. Management considers its relationship with its employees to be good.

                           SUPERVISION AND REGULATION

         Bank holding companies and banks are extensively regulated under federal and state law. References under this heading to applicable statutes or regulations are brief summaries of portions thereof which do not purport to be complete and which are qualified in their entirety by reference to those statutes and regulations. Any change in applicable laws or regulations may have a material adverse effect on the business of commercial banks and bank holding companies, including the Company and the Banks. However, management is not aware of any current recommendations by any regulatory authority which, if implemented, would have or would be reasonably likely to have a material effect on the liquidity, capital resources or operations of the Company or the Banks.

BANK HOLDING COMPANY REGULATION

         The Company is registered as a Abank holding company" with the Federal Reserve and, accordingly, is subject to supervision by the Federal Reserve under the Bank Holding Company Act (the Bank Holding Company Act and the regulations issued thereunder are collectively the "BHC Act"). The Company is required to file with the Federal Reserve periodic reports and such additional information as the Federal Reserve may require pursuant to the BHC Act. The Federal Reserve examines the Company and the Banks, and may examine Midwest One Mortgage Services, Inc., Midwest Trust Services, Inc., Midwest One Financial Services, L.L.C., Porter Insurance Agency, Inc. and First Midwest Data Corp.

         The BHC Act requires prior Federal Reserve approval for, among other things, the acquisition by a bank holding company of direct or indirect ownership or control of more than five percent of the voting shares or substantially all the assets of any bank or bank holding company, or for a merger or consolidation of a bank holding company with another bank holding company. With certain exceptions, the BHC Act prohibits a bank holding company from acquiring direct or indirect ownership or control of voting shares of any company which is not a bank or bank holding company and from engaging directly or indirectly in any activity other than banking or managing or controlling banks or performing services for its authorized subsidiaries. A bank holding company may, however, engage in or acquire an interest in a company that engages in activities which the Federal Reserve has determined, by regulation or order, to be so closely related to banking or managing or controlling banks as to be a proper incident thereto, such as owning and operating the trust business of Midwest Trust Services, Inc., the mortgage lending business of Midwest One Mortgage Services, Inc. and the data processing operations of First Midwest Data Corp. Under the BHC Act, the Company and the Banks are prohibited from engaging in certain tie-in arrangements in connection with an extension of credit, lease, sale of property, or furnishing of services.

         Any company, including associates and affiliates of and groups acting in concert with such company, which purchases or subscribes for five percent or more of the Company's Common Stock may be required to obtain prior approval of the Illinois Office of Banks and Real Estate (the "Illinois Commissioner") and the Federal Reserve. Prior regulatory notice and approval requirements under the Change in Bank Control Act and the Illinois Banking Act may also apply with respect to any person who acquires stock of the Company such that its interest exceeds ten percent of the Company. In addition, any corporation, partnership, trust or organized group that acquires a controlling interest in the Company or the Banks may have to obtain approval of the Federal Reserve to become a bank holding company and thereafter be subject to regulation as such.

         It is the policy of the Federal Reserve that the Company is expected to act as a source of financial strength to the Banks and to commit resources to support the Banks. The Federal Reserve takes the position that in implementing this policy, it may require the Company to provide such support when the Company otherwise would not consider itself able to do so.

         The Federal Reserve has adopted risk-based capital requirements for assessing bank holding company capital adequacy. These standards define regulatory capital and establish minimum capital standards in relation to assets and off-balance sheet exposures, as adjusted for credit risks. The Federal Reserve's risk-based guidelines apply on a consolidated basis for bank holding companies with consolidated assets of $150 million or more and on a Abank-only" basis for bank holding companies with consolidated assets of less than $150 million, subject to certain terms and conditions. Under the Federal Reserve's risk-based guidelines, capital is classified into two categories. For bank holding companies, Tier 1 or Acore" capital consists of common stockholders' equity, noncumulative perpetual preferred stock (including related surplus), cumulative perpetual preferred stock (including related surplus) (subject to certain limitations) and minority interests in the common equity accounts of consolidated subsidiaries, and is reduced by goodwill, certain other intangible assets and certain investments in other corporations ("Tier 1 Capital"). Tier 2 capital consists of the allowance for loan and lease losses (subject to certain limitations), perpetual preferred stock and related surplus (subject to certain conditions), Ahybrid capital instruments," perpetual debt, mandatory convertible debt securities, term subordinated debt and intermediate-term preferred stock (including related surplus) (subject to certain limitations).

         Under the Federal Reserve's capital guidelines, bank holding companies are required to maintain a minimum ratio of qualifying total capital to risk-weighted assets of eight percent, of which at least four percent must be in the form of Tier 1 Capital. The Federal Reserve also requires a minimum leverage ratio of Tier 1 Capital to total assets of three percent, except that bank holding companies not rated in the highest category under the regulatory rating system are required to maintain a leverage ratio of one percent to two percent above such minimum. The three percent Tier 1 Capital to total assets ratio constitutes the minimum leverage standard for bank holding companies, and will be used in conjunction with the risk-based ratio in determining the overall capital adequacy of banking organizations. In addition, the Federal Reserve continues to consider the Tier 1 leverage ratio in evaluating proposals for expansion or new activities.

         In its capital adequacy guidelines, the Federal Reserve emphasizes that the foregoing standards are supervisory minimums and that banking organizations generally are expected to operate well above the minimum ratios. These guidelines also provide that banking organizations experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum levels.

         As of December 31, 1998, the Company had regulatory capital in excess of the Federal Reserve's minimum requirements. The Company had a total capital to risk-weighted assets ratio of 14.64% and a Tier 1 capital to risk-weighted assets ratio of 13.47% as of December 31, 1998.

BANK REGULATION

         Under Illinois law, the Banks and Midwest Trust Services, Inc. are subject to supervision and examination by the Illinois Commissioner. As affiliates of the Banks, the Company, Midwest One Mortgage Services, Inc., Porter Insurance Agency, Inc., and Midwest One Financial, L.L.C. are also subject to examination by the Illinois Commissioner. Each of the Banks is a member of the Federal Reserve System and as such is also subject to examination by the Federal Reserve. The Federal Reserve also supervises compliance with the provisions of federal law and regulations which place restrictions on loans by member banks to their directors, executive officers and other controlling persons. Each Bank is also a member of the FHLB of Chicago and may be subject to examination by the FHLB of Chicago.

         The deposits of the Banks are insured by the Bank Insurance Fund ("BIF") under the provisions of the Federal Deposit Insurance Act (the "FDIA"), and the Banks are, therefore, also subject to supervision and examination by the FDIC. The FDIA requires that the appropriate federal regulatory authority approve any merger and/or consolidation by or with an insured bank, as well as the establishment or relocation of any bank or branch office.

         Furthermore, banks are affected by the credit policies of other monetary authorities, including the Federal Reserve, which regulate the national supply of bank credit. Such regulation influences overall growth of bank loans, investments, and deposits and may also affect interest rates charged on loans and paid on deposits. The monetary policies of the Federal Reserve have had a significant effect on the operating results of commercial banks in the past and are expected to continue to do so in the future.

         All banks located in Illinois have traditionally been restricted as to the number and geographic location of branches which they may establish. The Illinois Banking Act was amended in June 1993, however, to eliminate such branching restrictions. Accordingly, banks located in Illinois are now permitted to establish branches anywhere in Illinois without regard to the location of other banks' main offices or the number of branches previously maintained by the bank establishing the branch.

         Midwest Trust Services, Inc. is a trust company subject to the Illinois Corporate Fiduciary Act and is regulated by the Illinois Commissioner. In addition, as subsidiaries of a bank holding company, each of Midwest One Mortgage

Services, Inc., Midwest Trust Services, Inc., First Midwest Data Corp., Porter Insurance Agency, Inc. and Midwest One Financial Services, L.L.C. may be examined by the Federal Reserve.

FINANCIAL INSTITUTION REGULATION

         Transactions with Affiliates. Transactions between a bank and its holding company or other affiliates are subject to various restrictions imposed by state and federal regulatory agencies. Such transactions include loans and other extensions of credit, purchases of securities and other assets, and payments of fees or other distributions. In general, these restrictions limit the amount of transactions between a bank and an affiliate of such bank, as well as the aggregate amount of transactions between a bank and all of its affiliates, impose collateral requirements in some cases, and require transactions with affiliates to be on terms comparable to those for transactions with unaffiliated entities.

         Dividend Limitations. As a holding company, the Company is primarily dependent upon dividend distributions from its operating subsidiaries for its income. Federal and state statutes and regulations impose restrictions on the payment of dividends by the Company and the Banks.

         Federal Reserve policy provides that a bank holding company should not pay dividends unless (i) the bank holding company's net income over the prior year is sufficient to fully fund the dividends and (ii) the prospective rate of earnings retention appears consistent with the capital needs, asset quality and overall financial condition of the bank holding company and its subsidiaries.

         Delaware law also places certain limitations on the ability of the Company to pay dividends. For example, the Company may not pay dividends to its stockholders if, after giving effect to the dividend, the Company would not be able to pay its debts as they become due. Because a major source of the Company's revenue is dividends the Company receives and expects to receive from the Banks, the Company's ability to pay dividends is likely to be dependent on the amount of dividends paid by the Banks. No assurance can be given that the Banks will, in any circumstances, pay such dividends to the Company on their stock.

         As Illinois state-chartered banks, none of the Banks may pay dividends in an amount greater than its current net profits after deducting losses and bad debts out of undivided profits provided that its surplus equals or exceeds its capital. For the purpose of determining the amount of dividends that an Illinois bank may pay, bad debts are defined as debts upon which interest is past due and unpaid for a period of six months or more unless such debts are well-secured and in the process of collection.

         In addition to the foregoing, the ability of the Company and the Banks to pay dividends may be affected by the various minimum capital requirements and the capital and noncapital standards established under the Federal Deposit Insurance Corporation Improvements Act of 1991 ("BDICATE"), as described below. The right of the Company, its stockholders and its creditors to participate in any distribution of the assets or earnings of its subsidiaries is further subject to the prior claims of creditors of the respective subsidiaries.

         Standards for Safety and Soundness. The FDIA, as amended by FDICIA and the Riegle Community Development and Regulatory Improvement Act of 1994 requires the Federal Reserve, together with the other federal bank regulatory agencies, to prescribe standards of safety and soundness, by regulations or guidelines, relating generally to operations and management, asset growth, asset quality, earnings, stock valuation, and compensation. The Federal Reserve and the other federal bank regulatory agencies adopted, effective August 9, 1995, a set of guidelines prescribing safety and soundness standards pursuant to FDICIA, as amended. The guidelines establish general standards relating to internal controls and information systems, internal audit systems, loan documentation, credit underwriting, interest rate exposure, asset growth, and compensation, fees and benefits. In general, the guidelines require, among other things, appropriate systems and practices to identify and manage the risks and exposures specified in the guidelines. The guidelines prohibit excessive compensation as an unsafe and unsound practice and describe compensation as excessive when the amounts paid are unreasonable or disproportionate to the services performed by an executive officer, employee, director or principal shareholder. In addition, the Federal Reserve adopted regulations that authorize, but do not require, the Federal Reserve to order an institution that has been given notice by the Federal Reserve that it is not satisfying any of such safety and soundness standards to submit a compliance plan. If, after being so notified, an institution fails to submit an acceptable compliance plan or fails in any material respect to implement an accepted compliance plan, the Federal Reserve must issue an order directing action to correct the deficiency and may issue an order directing other actions of the types to which an undercapitalized association is subject under the Aprompt corrective action" provisions of FDICIA. If an institution fails to comply with such an order, the Federal Reserve may seek to enforce such order in judicial proceedings and to impose civil money penalties. The Federal Reserve and the other federal bank regulatory agencies also adopted guidelines for asset quality and earnings standards.

         A range of other provisions in FDICIA include requirements applicable to: closure of branches; additional disclosures to depositors with respect to terms and interest rates applicable to deposit accounts; uniform regulations for extensions of credit secured by real estate; restrictions on activities of and investments by state-chartered banks; modification of accounting standards to conform to generally accepted accounting principles including the reporting of off-balance sheet items and supplemental disclosure of estimated fair market value of assets and liabilities in financial statements filed with the banking regulators; increased penalties in making or failing to file assessment reports with the FDIC; greater restrictions on extensions of credit to directors, officers and principal stockholders; and increased reporting requirements on agricultural loans and loans to small businesses.

         In August 1995, the Federal Reserve, FDIC and other federal banking agencies published a final rule modifying their existing risk-based capital standards to provide for consideration of interest rate risk when assessing the capital adequacy of a bank. Under the final rule, the Federal Reserve and the FDIC must explicitly include a bank's exposure to declines in the economic value of its capital due to changes in interest rates as a factor in evaluating a bank's capital adequacy. The Federal Reserve, the FDIC and other federal banking agencies also have adopted a joint agency policy statement providing guidance to banks for managing interest rate risk. The policy statement emphasizes the importance of adequate oversight by management and a sound risk management process. The assessment of interest rate risk management made by the banks' examiners will be incorporated into the banks' overall risk management rating and used to determine the effectiveness of management.

         Prompt Corrective Action. FDICIA requires the federal banking regulators, including the Federal Reserve and the FDIC, to take prompt corrective action with respect to depository institutions that fall below certain capital standards and prohibits any depository institution from making any capital distribution that would cause it to be undercapitalized. Institutions that are not adequately capitalized may be subject to a variety of supervisory actions including, but not limited to, restrictions on growth, investment activities, capital distributions and affiliate transactions and will be required to submit a capital restoration plan which, to be accepted by the regulators, must be guaranteed in part by any company having control of the institution (such as the Company). In other respects, FDICIA provides for enhanced supervisory authority, including greater authority for the appointment of a conservator or receiver for undercapitalized institutions. The capital-based prompt corrective action provisions of FDICIA and their implementing regulations apply to FDIC-insured depository institutions. However, federal banking agencies have indicated that, in regulating bank holding companies, the agencies may take appropriate action at the holding company level based on their assessment of the effectiveness of supervisory actions imposed upon subsidiary insured depository institutions pursuant to the prompt corrective action provisions of FDICIA.

         Insurance of Deposit Accounts. Under FDICIA, as an FDIC-insured institution, each of the Banks is required to pay deposit insurance premiums based on the risk it poses to the insurance fund. The FDIC has authority to raise or lower assessment rates on insured deposits in order to achieve certain designated reserve ratios in the insurance funds and to impose special additional assessments. The FDIC recently amended the risk-based assessment system and on December 11, 1995, adopted a new assessment rate schedule for BIF-insured deposits. The new assessment rate schedule, effective with respect to the semiannual premium assessment beginning January 1, 1996, provides for an assessment range of zero to 0.27% (subject to a $2,000 minimum) of deposits depending on capital and supervisory factors. Each depository institution is assigned to one of three capital groups: "well capitalized," "adequately capitalized" or Aless than adequately capitalized." Within each capital group, institutions are assigned to one of three supervisory subgroups: "healthy," "supervisory concern" or "substantial supervisory concern." Accordingly, there are nine combinations of capital groups and supervisory subgroups to which varying assessment rates would be applicable. An institution's assessment rate depends on the capital category and supervisory category to which it is assigned.

         During 1998, the Banks were assessed deposit insurance in the aggregate amount of $95,824. Deposit insurance may be terminated by the FDIC upon a finding that an institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition, or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC. The management of each of the Banks does not know any practice, condition or violation that might lead to termination of deposit insurance.

         The Economic Growth and Regulatory Paperwork Reduction Act of 1996 enacted on September 30, 1996 provides that beginning with semi-annual periods after December 31, 1996, Bank Insurance Fund deposits will also be assessed to pay interest on the bonds issued in the late 1980s by the Financing Corporation (the AFICO Bonds") to recapitalize the now defunct Federal Savings & Loan Insurance Corporation. For purposes of the assessments to pay interest on the FICO Bonds, BIF deposits will be assessed at a rate of 20% of the assessment rate applicable to SAIF deposits until December 31, 1999. After the earlier of December 31, 1999 or the date on which the last savings association ceases to exist, full pro rata sharing of FICO assessments will begin. It has been estimated that the rates of assessment for the payment of interest on the FICO Bonds will be approximately 1.3 basis points for BIF-assessable deposits and approximately 6.4 basis points for SAIF-assessable deposits. The payment of the assessment to pay interest on the FICO Bonds should not materially affect the Banks.

         Federal Reserve System. The Banks are subject to Federal Reserve regulations requiring depository institutions to maintain non-interest-earning reserves against their transaction accounts (primarily NOW and regular checking accounts). The Federal Reserve regulations generally require three percent reserves on the first $51.9 million of transaction accounts and $1.6 million plus ten percent on the remainder. The first $4.0 million of otherwise reservable balances (subject to adjustments by the Federal Reserve) are exempted from the reserve requirements. The Banks are in compliance with the foregoing requirements.

         Community Reinvestment. Under the Community Reinvestment Act ("CRA"), a financial institution has a continuing and affirmative obligation, consistent with the safe and sound operation of such institution, to help meet the credit needs of its entire community, including low- and moderate-income neighborhoods. The CRA does not establish specific lending requirements or programs for financial institutions nor does it limit an institution's discretion to develop the types of products and services that it believes are best suited to its particular community, consistent with the CRA. The CRA requires each federal banking agency, in connection with its examination of a financial institution, to assess and assign one of four ratings to the institution's record of meeting the credit needs of its community and to take such record into account in its evaluation of certain applications by the institution, including applications for charters, branches and other deposit facilities, relocations, mergers, consolidations, acquisitions of assets or assumptions of liabilities, and savings and loan holding company acquisitions. The CRA also requires that all institutions make public disclosure of their CRA ratings. Each of the Banks received "satisfactory" ratings on its most recent CRA performance evaluation.

         In April 1995, the Federal Reserve and other federal banking agencies adopted amendments revising their CRA regulations. Among other things, the amended CRA regulations substitute for the prior process-based assessment factors a new evaluation system that would rate an institution based on its actual performance in meeting community needs. In particular, the proposed system would focus on three tests: (i) a lending test, to evaluate the institution's record of making loans in its assessment areas; (ii) an investment te st, to evaluate the institution's record of investing in community development projects, affordable housing, and programs benefiting low or moderate income individuals and businesses; and (iii) a service test, to evaluate the institution's delivery of services through its branches, ATMs and other offices. The amended CRA regulations also clarify how an institution's CRA performance would be considered in the application process. All of the Banks, except Midwest Bank and Trust Company, have been examined under the revised CRA regulations.

         Consumer Compliance. Midwest Bank has been made aware of certain deficiencies in its consumer compliance program. Management believes that any deficiencies have already been corrected. In the event that such deficiencies were to continue over time, enforcement or administrative actions by the appropriate federal banking regulators may impact the Company's ability to implement its growth strategy.

         Brokered Deposits. Well-capitalized institutions are not subject to limitations on brokered deposits, while an adequately capitalized institution is able to accept, renew or rollover brokered deposits only with a waiver from the FDIC and subject to certain restrictions on the yield paid on such deposits. Undercapitalized institutions are not permitted to accept brokered deposits.

         Enforcement Actions. Federal and state statutes and regulations provide financial institution regulatory agencies with great flexibility to undertake enforcement action against an institution that fails to comply with regulatory requirements, particularly capital requirements. Possible enforcement actions range from the imposition of a capital plan and capital directive to receivership, conservatorship or the termination of deposit insurance.

         Interstate Banking and Branching Legislation. On September 29, 1994, the Riegle-Neal Interstate Banking and Efficiency Act of 1994 (the "Interstate Banking Act") was enacted. Under the Interstate Banking Act, adequately capitalized and adequately managed bank holding companies will be allowed to acquire banks across state lines subject to certain limitations. In addition, under the Interstate Banking Act, since June 1, 1997, banks have been permitted, under some circumstances, to merge with one another across state lines and thereby create a main bank with branches in separate states. After establishing branches in a state through an interstate merger transaction, a bank may establish and acquire additional branches at any location in the state where any bank involved in the interstate merger could have established or acquired branches under applicable federal and state law.

         While the State of Illinois has adopted legislation "opting in" to interstate bank mergers, it did not allow out of state banks to enter the Illinois market through de novo branching or through branch-only acquisitions. Since many states ("host states") allow out of state banks to enter a host state by de novo branching or branch-only acquisitions only if the banks of the host state are afforded reciprocal treatment in the other state, the Banks have limited opportunities to expand in other states except through whole bank or bank holding company acquisitions. It is anticipated that this interstate merger and branching ability will increase competition and further consolidate the financial institutions industry.

         In 1997, the State of Illinois enacted legislation allowing a state bank to act as agent for any fire, life or other insurance company authorized to do business in the State of Illinois. Similarly, the Illinois Insurance Code was amended to allow a state bank to form a subsidiary for the purpose of becoming a firm registered to sell insurance. Such sales of insurance by a state bank may only take place through individuals who have been issued and maintain an insurance producer's license pursuant to the Illinois Insurance Code.

         State banks are prohibited from assuming or guaranteeing any premium on an insurance policy issued through the bank. Moreover, state law expressly prohibits tying the provision of any insurance product to the making of any loan or extension of credit, and requires state banks to make disclosures of this fact in some instances. Other consumer oriented safeguards are also required.

         In October 1998, Midwest Bank of Western Illinois acquired the Porter Insurance Agency, Inc. Porter Insurance Agency, Inc. is a subsidiary of Midwest Bank of Western Illinois and is a full-lines insurance agency. In December 1998, Midwest Bank of McHenry County acquired a majority interest in Midwest One Financial Services, L.L.C., a newly formed limited liability company whose purpose is to engage in the insurance agency business. Porter Insurance Company, Inc. and Midwest One Financial Services, L.L.C. are registered with, and subject to examination by, the Illinois Department of Insurance, and the Company believes that each is operating in compliance with applicable laws of the State of Illinois.

MONETARY POLICY AND ECONOMIC CONDITIONS

         The earnings of banks and bank holding companies are affected by general economic conditions and also by the fiscal and monetary policies of federal regulatory agencies, including the Federal Reserve. Through open market transactions, variations in the discount rate and the establishment of reserve requirements, the Federal Reserve exerts considerable influence over the cost and availability of funds obtainable for lending or investing.

         The above monetary and fiscal policies and resulting changes in interest rates have affected the operating results of all commercial banks in the past and are expected to do so in the future. The Banks and their respective holding companies cannot fully predict the nature or the extent of any effects which fiscal or monetary policies may have on their business and earnings.


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


                      EXECUTIVE OFFICERS OF THE REGISTRANT

         The following executive officers were employed by the Company and its subsidiaries as of December 31, 1998.

         Robert L. Woods (69) has served as President and Chief Executive Officer and as a director of the Company since 1983. Previously, he was the President of Midwest Bank and Trust Company from 1967 to 1992. Mr. Woods also serves as Chairman of the Board of Directors of Midwest Bank. In addition, he is a director of Midwest One Mortgage Services, Inc. and First Midwest Data Corp.

         Edward H. Sibbald (50) was named Executive Vice President and Chief Financial Officer of the Company in October 1997. Previously, Mr. Sibbald served as Senior Vice President-Administration since 1991. Mr. Sibbald also serves as Chairman of the Executive Committee and director of Midwest Bank of Western Illinois and as a director of Midwest Bank of McHenry County. In addition, he is a Vice President, Secretary and director of Midwest One Mortgage Services, Inc., and serves as a director of First Midwest Data Corp.

         Brad A. Luecke (48) has served as President and Chief Executive Officer of Midwest Bank and Trust Company since 1991. Mr. Luecke also serves as President, Trust Officer and director of Midwest Trust Services, Inc. and as a director of Midwest One Mortgage Services, Inc.

         James I. McMahon (45) has served as President and Chief Executive Officer and a director of Midwest Bank since 1991. Mr. McMahon has been a Vice President of the Company since 1987. He was elected President of Midwest One Mortgage Services, Inc. in 1997. He has served as director of Midwest One Mortgage Services, Inc. and Midwest Trust Services, Inc. since 1994.

         Stephen M. Karaba (41) has served as President of Midwest Bank of McHenry County since 1994. Mr. Karaba also serves as Chairman of Midwest One Financial Services, L.L.C. Previously, Mr. Karaba was an Executive Vice President of Midwest Bank of McHenry County and served as Vice President-Commercial Lending of Illinois State Bank, and subsequently, Midwest Bank and Trust Company beginning in 1989. Mr. Karaba has been a director of Midwest Bank of McHenry County, Midwest Trust Services, Inc. and Midwest One Mortgage Services, Inc. since 1994 and Midwest Bank of Western Illinois since 1998.

         Christopher J. Gavin (37) has served as President and Chief Executive Officer of Midwest Bank of Western Illinois since 1998. He also has been a director of Midwest Bank of Western Illinois since 1997. Mr. Gavin was Executive Vice President and Chief Credit Officer of Midwest Bank of Western Illinois from 1997 to 1998. Previously, Mr. Gavin had fifteen years of experience in commercial and community banking with Monmouth Trust and Savings Bank.

ITEM 2.  PROPERTIES

         The following table sets forth certain information regarding the Company's principal office and subsidiary facilities.




LOCATION                                            DATE ACQUIRED      NET BOOK VALUE AT     LEASED OR
                                                                        DECEMBER 31, 1998      OWNED
                                                                        (IN THOUSANDS)
Principal Office
 501 West North Avenue                                   1987               $2,459             Owned
 Melrose Park, Illinois  60160

Midwest Bank and Trust Company Facilities
 1606 North Harlem Avenue                                1959                1,958             Owned
 Elmwood Park, Illinois  60607

 300 South Michigan Avenue                               1986                  -0-             Leased
 Chicago, Illinois  60604

 4012 North Pulaski Road                                 1993                1,338             Owned
 Chicago, Illinois 60641

 7227 West Addison Street                                1996                1,325             Owned
 Chicago, Illinois   60634

Midwest Bank Facilities
 500 West Chestnut Street                                1991                2,196             Owned
 Hinsdale, Illinois  60521

 927 Curtiss Street                                      1996                    5             Leased
 Downers Grove, Illinois  60515

Midwest Bank of McHenry County Facilities
 17622 Depot Street                                      1987                   53             Owned
 Union, Illinois  60180

 2045 East Algonquin Road                                1994                1,034             Owned
 Algonquin, Illinois  60102

 204 E. State Road                                       1998                  380             Owned
 Island Lake, IL  60042

Midwest Bank of Western Illinois Facilities
 100 East Broadway                                       1993                397(1)            Owned
 Monmonth, Illinois  61462

 208 East Broadway                                       1993                   --             Owned
 Monmouth, Illinois 61462

 612 West Main Street                                    1996                  596             Owned
 Galesburg, Illinois  61401

 106 South Kirk                                          1993                  -0-             Owned
 Kirkwood, Illinois  61473


LOCATION                                            DATE ACQUIRED      NET BOOK VALUE AT     LEASED OR
                                                                        DECEMBER 31, 1998      OWNED
                                                                        (IN THOUSANDS)

 Schuyler Street                                         1991                  105             Owned
 Oquawka, Illinois   6146


--------------------
(1) Includes net book value for the 208 East Broadway facility.

ITEM 3.  LEGAL PROCEEDINGS

         The Company and its subsidiaries are from time to time parties to various legal actions arising in the normal course of business. Management believes that there is no proceeding threatened or pending against the Company or any of its subsidiaries which, if determined adversely, would have a material adverse effect on the financial condition or results of operations of the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SECURITY HOLDER MATTERS

         The Company's common stock is traded over-the-counter and quoted on the Nasdaq National Market under the symbol "MBHI". As of March 17, 1999, the Company had 2,532 stockholders. The table below sets forth the high and low sale prices of the Common Stock during the periods indicated. Such over-the-counter market quotations reflect interdealer prices, without retail markup, markdown or commission and may not necessarily represent actual transactions.




                                                                              HIGH            LOW
      1997
         First Quarter..........................................             $9.00           $8.50
         Second Quarter.........................................              9.50            9.00
         Third Quarter..........................................             11.00            9.50
         Fourth Quarter.........................................             14.00           10.25
      1998
         First Quarter..........................................            $17.75          $14.00
         Second Quarter.........................................             20.50           17.00
         Third Quarter..........................................             18.50           14.06
         Fourth Quarter ........................................             15.88           14.50

The Company has declared per share cash dividends with respect to its Common
Stock as follows:

      1997
         First Quarter..........................................            $0.010
         Second Quarter.........................................             0.010
         Third Quarter..........................................             0.010
         Fourth Quarter.........................................             0.025
      1998
         First Quarter..........................................            $0.020
         Second Quarter.........................................             0.020
         Third Quarter..........................................             0.030
         Fourth Quarter ........................................             0.075

         Holders of Common Stock are entitled to receive such dividends as may be declared by the Board of Directors from time to time and paid out of funds legally available therefor. Because the Company's consolidated net income consists largely of net income of the Banks, the Company's ability to pay dividends depends, in part, upon its receipt of dividends from the Banks. The Banks' ability to pay dividends is regulated by banking statutes. See "Supervision and RegulationCDividend Limitations." The declaration of dividends by the Company is discretionary and depends on the Company's earnings and financial condition, regulatory limitations, tax considerations, and other factors including limitations imposed by the terms of the Company's revolving lines of credit. See "Management's Discussion and Analysis of Financial Condition and Results of OperationsCLiquidity." While the Board of Directors expects to continue to declare dividends quarterly, there can be no assurance that dividends will be paid in the future.

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA

         The following table sets forth certain summary consolidated financial data at or for the periods indicated. This information should be read in conjunction with the Consolidated Financial Statements and notes thereto included herein. See "Item 8. Financial Statements and Supplementary Data."



                                                                      YEAR ENDED DECEMBER 31,
                                                  ---------------------------------------------------------------
                                                     1998          1997         1996          1995          1994
                                                  ------------- ------------ ------------- ------------- ---------
                                                           (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENT OF INCOME DATA:
Total interest income.........................        $74,827      $67,326       $57,298       $47,603       $36,406
Total interest expense........................         41,014       35,311        28,918        22,619        14,557
                                                       ------       ------        ------        ------        ------
Net interest income...........................         33,813       32,015        28,380        24,984        21,849
Provision for loan losses.....................          1,326        2,454         1,718         1,542         1,966
Other income (loss)...........................          6,787        5,563         4,410         3,522         (196)
Other expenses................................         22,895       21,076        19,167        17,781        17,276
                                                       ------       ------        ------        ------        ------
Income before income tax expense..............         16,379       14,048        11,905         9,183         2,411
Income tax expense............................          5,974        5,537         4,597         3,151           509
                                                       ------       ------        ------        -------       ------
Net income....................................        $10,405      $ 8,511       $ 7,308       $ 6,032       $ 1,902
                                                       ======       ======        ======        =======       ======
PER SHARE DATA: (1)
Net income....................................        $  0.94      $  0.85         $0.73         $0.60         $0.19
Cash dividends declared.......................          0.145        0.055         0.055         0.055         0.055
Book value at end of period...................           6.88         5.29          4.29          3.83          2.55
Tangible book value at end of period..........           6.65         5.05          4.03          3.55          2.26

SELECTED FINANCIAL RATIOS:
Return on average assets......................          1.04%        1.01%         1.01%         1.02%         0.38%
Return on average equity......................          14.60        18.36         19.36         18.65          6.24
Dividend payout ratio.........................          15.72         6.47          7.53          9.70         28.91
Average equity to average assets..............           7.11         5.51          5.20          5.49          6.05
Net interest margin (tax equivalent)..........           3.61         4.11          4.27          4.67          4.83
Allowance for loan losses to total loans at
  the end of period..........................            1.26         1.26          1.27          1.28          1.31
Nonperforming loans to total loans at the
  end of period (2)..........................            0.90         0.66          1.03          0.60          1.08
Net loans charged off to average total loans.            0.18         0.36          0.26          0.28          0.46
Tier 1 risk-based capital.....................          13.47         9.60          9.57          7.64          9.27
Total risk-based capital......................          14.64        10.78         10.76          8.66         10.44



                                                                           DECEMBER 31,
                                                      ------------------------------------------------------------
                                                       1998          1997         1996          1995          1994
                                                      -------       -------     -------        ------        -----
BALANCE SHEET DATA:
Total assets..................................    $ 1,071,314     $908,642      $786,070      $660,315      $533,157
Total earning assets..........................      1,014,691      855,675       737,338       611,597       480,171
Average assets (3)...........................       1,002,848      841,707       725,420       589,102       503,834
Total loans...................................        521,880      488,099       420,655       359,639       304,242
Allowance for loan losses.....................          6,576        6,143         5,342         4,603         3,979
Total deposits................................        869,152      794,362       701,205       590,671       482,892
Borrowings(4).................................        107,800       42,575        27,495        16,077        13,490
Shareholders' equity..........................         77,629       52,960        42,962        38,387        26,605
Tangible book value...........................         77,629       50,536        40,344        35,554        23,557


-------------------
(1) All per share amounts have been adjusted to reflect two-for-one stock splits effective on December 17, 1997 and in April 1996.

(2) Includes total nonaccrual, impaired and all other loans 90 days past due.

(3) Average for the year ended.

(4) Borrowings do not include short term Federal funds purchased or securities sold under agreements to repurchase.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

         The following discussion and analysis is intended as a review of significant factors affecting the financial condition and results of operations of the Company for the periods indicated. The discussion should be read in conjunction with the Consolidated Financial Statements and the Notes thereto and the Selected Consolidated Financial Data presented herein. In addition to historical information, the following Management's Discussion and Analysis of Results of Operations and Financial Condition contains forward-looking statements that involve risks and uncertainties. The Company's actual results could differ significantly from those anticipated in these forward-looking statements as a result of certain factors discussed elsewhere in this report.

OVERVIEW

         The Company's principal business is conducted by the Banks and consists of a full range of community-based financial services, including commercial and retail banking. The profitability of the Company's operations depends primarily on its net interest income, provision for loan losses, other income and other expenses. Net interest income is the difference between the income the Company receives on its loan and investment portfolios and its cost of funds, which consists of interest paid on deposits and borrowings. The provision for loan losses reflects the cost of credit risk in the Company's loan portfolio. Other income consists of service charges on deposit accounts, securities gains, gains on sale of loans and fees and commissions. Other expenses include salaries and employee benefits, as well as occupancy and equipment expenses, and other noninterest expenses.

         Net interest income is dependent on the amounts and yields of interest-earning assets as compared to the amounts of and rates on interest-bearing liabilities. Net interest income is sensitive to changes in market rates of interest and the Company's asset/liability management procedures in coping with such changes. The provision for loan losses is dependent upon management's assessment of the collectibility of the loan portfolio under current economic conditions. Other expenses are heavily influenced by the growth of operations, with additional employees necessary to staff and open new banking centers and marketing expenses necessary to promote them. Growth in the number of account relationships directly affects such expenses as data processing costs, supplies, postage and other miscellaneous expenses.

CONSOLIDATED RESULTS OF OPERATIONS

         Total assets increased $162.7 million or 17.9% to $1.07 billion as of December 31, 1998 from $908.6 million as of December 31, 1997. Net income increased $1.9 million or 22.3% to $10.4 million for the year ended December 31, 1998 compared to $8.5 million for the year ended December 31, 1997. The return on average assets was 1.04% in 1998 compared to 1.01% in 1997. The return on average equity decreased to 14.60% in 1998 from 18.36% in 1997.

         Total assets increased $122.6 million or 15.6% to $908.6 million as of December 31, 1997 from $786.1 million as of December 31, 1996. Net income increased $1.2 million or 16.5% to $8.5 million for the year ended December 31, 1997 compared to $7.3 million for the year ended December 31, 1996. The return on average assets was 1.01% with a return on average equity of 19.36% for 1996.

1998 COMPARED TO 1997

         Net Interest Income. Net interest income on a tax-equivalent basis increased $1.9 million or 5.8% to $34.5 million in 1998 from $32.6 million in 1997. Interest income on total earning assets increased $7.6 million in 1998 from 1997. Interest income on loans increased $3.7 million in 1998 from 1997 due to a $47.8 million increase in average loans outstanding, offsetting a decrease in average loan rates from 9.56% to 9.39%. Interest expense on interest-bearing liabilities increased $5.7 million in 1998 from 1997, as a result of a $3.4 million increase in interest expense on deposits and a $2.3 million increase in interest expense on other borrowings. The increase in interest expense was due primarily to a combination of a $71.3 million increase in average deposits and a decrease in the average rate paid on deposits to 4.91% from 4.92%. The increase in interest expense on other borrowings was due primarily to a $57.6 million increase in average FHLB advances. The increase was offset, in part, by a $9.4 million decrease in average notes under existing lines of credit, and a decrease in overall interest rates on borrowings from 6.24% in 1997 to 5.46% in 1998. The net interest margin on a tax equivalent basis decreased to 3.61% in 1998 from 4.11% for 1997. The primary reason for the decrease in net interest margin was the decrease in average yields on securities from 7.23% in 1997 to 6.24% in 1998.

         Provision for Loan Losses. The provision for loan losses decreased $1.2 million or 46.0% to $1.3 million in 1998 from $2.5 in 1997. The decrease in the provision for loan losses was due to a general improvement in the credit quality of the loan portfolio in 1998 compared to 1997. As of December 31, 1998, the allowance for loan losses totaled $6.6 million, or 1.26% of total loans, and was equal to 139% of nonperforming loans. The amounts of the provision and allowance for loan losses are influenced by current economic conditions, actual loss experience, industry trends and management's assessment of current collection risks within its loan portfolio.

         Other Income. The Company's total other income increased $1.2 million or 22.0% to $6.8 million in 1998 from $5.6 million in 1997. Other income as a percentage of average assets was 0.68% for the year ended 1998 compared to 0.66% for the year ended 1997. The $1.2 million increase in total other income in 1998 from 1997 was primarily due to a $269,000 increase in service charges on deposit accounts resulting from increased volume and pricing, a $247,000 increase in gains from all securities transactions, a $494,000 increase in mortgage origination fees, and a $96,000 increase in trust service fees.

         Other Expenses. The Company's total other expenses increased $1.8 million or 8.6% to $22.9 million in 1998 from $21.1 million in 1997. Other expenses as a percentage of average assets were 2.28% for the year ended 1998 compared to 2.50% for the year ended 1997. Net overhead expenses were 1.61% and 1.84% as a percentage of average assets in 1998 and 1997, respectively. The increase in total other expenses in 1998 was primarily due to the following factors. Salaries increased $1.1 million in 1998 compared to 1997 because of additional staffing and commissions at Midwest One Mortgage Services, Inc. due to an increase in volume, additional staffing to support a new Midwest Bank of McHenry County banking center, growth in existing banking centers, and annual merit increases. Occupancy expenses increased $473,000 due to the construction of the new banking center for Midwest Bank of McHenry County, renovation of the flagship banking center of Midwest Bank and Trust Company, and hardware and software systems upgrades at the Banks and First Midwest Data Corp. Other expenses rose $258,000 as a result of increases in legal costs and other real estate costs related to loan collection and workout activities, increased marketing expenses, acquisition costs related to the purchase of the Porter Insurance Agency, Inc. and general increases in other categories.

         Federal and State Income Tax. The Company's consolidated income tax rate varies from statutory rates principally due to interest income from tax-exempt securities and loans. The Company recorded income tax expense of $6.0 in 1998 compared to $5.5 million in 1997 due to changes in income.

1997 COMPARED TO 1996

         Net Interest Income. Net interest income on a tax-equivalent basis increased $3.7 million or 12.8% to $32.6 million in 1997 from $28.9 million in 1996. Interest income on total earning assets increased $10.1 million in 1997 from 1996. Interest income on loans increased $7.4 million in 1997 from 1996 due to a $79.3 million increase in average loans outstanding, offsetting a slight decrease in average loan rates from 9.60% to 9.56%. Interest expense on interest-bearing liabilities increased $6.4 million in 1997 from 1996, as a result of a $5.8 million increase in interest expense on deposits and a $572,000 increase in interest expense on other borrowings. The increase in interest expense was due primarily to a combination of a $92.7 million increase in average deposits and an increase in the average rate paid on deposits to 4.92% from 4.70%. The increase in interest expense on other borrowings was due primarily to a $15.4 million increase in average FHLB advances and a $1.1 million increase in average loans under existing lines of credit. The increase was offset, in part, by a $7.1 million decrease in the average amount of Federal funds and repurchase agreements, and a decrease in overall interest rates on borrowings from 6.29% in 1996 to 6.24% in 1997. The net interest margin on a tax equivalent basis decreased to 4.11% in 1997 from 4.27% for 1996.

         Provision for Loan Losses. The provision for loan losses increased $736,000 or 42.8% to $2.5 million in 1997 from $1.7 million in 1996. The increase in the provision for loan losses was due to the overall growth in loans. As of December 31, 1997, the allowance for loan losses totaled $6.1 million, or 1.26% of total loans, and was equal to 191% of nonperforming loans. The amounts of the provision and allowance for loan losses are influenced by current economic conditions, actual loss experience, industry trends and management's assessment of current collection risks within its loan portfolio.

         Other Income. The Company's total other income increased $1.2 million or 26.1% to $5.6 million in 1997 from $4.4 million in 1996. Other income as a percentage of average assets was 0.66% for the year ended 1997 compared to 0.61% for the year ended 1996. The $1.2 million increase in total other income in 1997 from 1996 was primarily due to a $342,000 increase in service charges on deposit accounts due to increased volume and pricing, a $533,000 increase in gains from securities transactions, a $201,000 increase in mortgage origination fees, and a $54,000 increase in trust service fees.

         Other Expenses. The Company's total other expenses increased $2.0 million or 10.0% to $21.1 million in 1997 from $19.1 million in 1996. Other expenses as a percentage of average assets were 2.50% for the year ended 1997 compared to 2.64% for the year ended 1996. Net overhead expenses were 1.84% and 2.03% as a percentage of average assets in 1997 and 1996, respectively. The increase in total other expenses in 1997 was primarily due to the following factors. Salaries increased $1.0 million in 1997 compared to 1996 due to additional staffing to support new banking centers in Northwest Chicago, Downers Grove and Galesburg. Other expenses also rose $876,000 as a result of increases in legal costs related to loan collection and workout activities, occupancy and equipment expense due to depreciation for new banking centers, telephone costs to support new banking centers, employee training expenses and general increases in other categories.

         Federal and State Income Tax. The Company's consolidated income tax rate varies from statutory rates principally due to interest income from tax-exempt securities and loans. The Company recorded income tax expense of $5.5 million in 1997 compared to $4.6 million in 1996 due to changes in income.

INTEREST-EARNING ASSETS AND INTEREST-BEARING LIABILITIES

         The following table sets forth the average balances, net interest income and expense and average yields and rates for the Company's interest-earning assets and interest-bearing liabilities for the indicated periods on a tax-equivalent basis assuming a 34% tax rate.



                                                                        FOR THE YEAR ENDED DECEMBER 31,
                                          ------------------------------------------------------------------------------------------
                                                       1998                        1997                         1996
                                          ------------------------------------------------------------------------------------------

                                          AVERAGE              AVERAGE  AVERAGE              AVERAGE   AVERAGE               AVERAGE
                                          BALANCE    INTEREST   RATE    BALANCE    INTEREST   RATE     BALANCE    INTEREST    RATE
                                                                            (DOLLARS IN THOUSANDS)
INTEREST-EARNING ASSETS:
Federal funds sold ..................... $  8,964   $    481    5.37%    $  8,014   $   444    5.54%    $  3,242   $    177    5.46%
Securities:
  Taxable ..............................  410,459     25,267    6.16      300,684    21,792    7.25      271,878     19,575     7.2
  Exempt from federal income
   taxes(1) .. .........................   27,498      2,050    7.46       22,496     1,579    7.02       20,078      1,423    7.09
                                         --------   --------             --------   -------             --------   --------
    Total securities ...................  437,957     27,317    6.24      323,180    23,371    7.23      291,956     20,998    7.19
                                         --------   --------             --------   -------             --------   --------
Loans:
  Commercial loans .....................  143,911     13,216    9.18      129,678    12,125    9.35      109,907     10,331     9.4
  Commercial real estate loans .........  221,550     21,419    9.67      205,852    20,368    9.89      152,714     15,183    9.94
  Agricultural loans ...................   30,023      2,652    8.83       19,292     1,739    9.01       18,695      1,712    9.16
  Consumer real estate loans ...........   96,510      8,269    8.57       86,206     7,732    8.97       78,602      7,189    9.15
  Consumer installment loans ...........   16,471      2,170   13.17       19,504     2,084   10.68       21,345      2,192   10.27
                                         --------   --------             --------   -------             --------   --------
    Total loans ........................  508,465     47,726    9.39      460,532    44,048    9.56      381,263     36,607     9.6
                                         --------   --------             --------   -------             --------   --------
      Total interest-earning assets .... $955,386   $ 75,524    7.91     $791,726   $67,863    8.57     $676,461   $ 57,782    8.54
                                         ========   ========             ========   =======             ========   ========

INTEREST-BEARING LIABILITIES:
Deposits:
  Interest-bearing demand deposits .....   84,591      2,614    3.09     $ 70,047   $ 2,108    3.01%    $ 63,169   $  1,720    2.72%
  Money-market demand accounts/savings
   accounts.............................  196,417      7,486    3.81      199,364     7,444    3.73      183,005      6,910    3.78
  Time deposits of less
   than $100,000 .......................  370,718     21,418    5.78      315,763    18,589    5.89      269,538     15,162    5.63
  Time deposits of $100,000 or more ....   56,614      3,132    5.53       47,714     2,857    5.99       35,454      2,009    5.67
  Public funds .........................   25,488      1,388    5.45       29,667     1,619    5.46       18,663        995    5.33
                                         --------   --------             --------   -------             --------   --------
    Total interest-bearing deposits ....  733,828     36,038    4.91      662,555    32,617    4.92      569,829     26,796     4.7
                                         --------   --------             --------   -------             --------   --------
Borrowings:
  Federal funds and repurchase
   agreements ..........................    7,522        416    5.53        7,821       443    5.66       14,912        820     5.5
  FHLB advances ........................   76,424      4,031    5.27       18,836     1,085    5.76        3,378        211    6.25
  Notes and mortgages ..................    7,108        529    7.44       16,514     1,166    7.06       15,439      1,091    7.07
                                         --------   --------             --------   -------             --------   --------
    Total borrowings ...................   91,054      4,976    5.46       43,171     2,694    6.24       33,729      2,122    6.29
                                         --------   --------             --------   -------             --------   --------
      Total interest-bearing
       liabilities ..................... $824,882   $ 41,014    4.97     $705,726   $35,311    5.00     $603,558   $ 28,918    4.79
                                         ========                        ========   =======             ========   ========
Net interest income (tax equivalent) ...            $ 34,510    2.94                $32,552    3.57                $ 28,864    3.75
                                                    ========                        =======                        ========
Net interest margin ....................                        3.61                           4.11                            4.27


---------------------
(1)  Adjusted for 34% tax rate.

CHANGES IN INTEREST INCOME AND EXPENSE

         The changes in net interest income from period to period are reflective of changes in the rate environment, changes in the composition of assets and liabilities as to type and maturity (and the inherent rate differences related thereto), and volume changes. Later sections of this discussion and analysis address the changes in maturity composition of loans and investments, and in the asset and liability repricing gaps associated with interest rate risk, all of which contribute to changes in net interest margin.

         The following table sets forth an analysis of volume and rate changes in interest income and interest expense of the Company's average interest-earning assets and average interest-bearing liabilities for the indicated periods on a tax-equivalent basis assuming a 34% tax rate. The table distinguishes between the changes related to average outstanding balances (changes in volume holding the initial interest rate constant) and the changes related to average interest rates (changes in average rate holding the initial outstanding balance constant). The change in interest due to both volume and rate has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of the change in each.


                                                                FOR THE YEAR ENDED DECEMBER 31,
                                              ------------------------------------------------------------------
                                                 1998 COMPARED TO 1997           1997 COMPARED TO 1996
                                              ------------------------------------------------------------------
                                                     CHANGE DUE TO                   CHANGE DUE TO
                                                  NET      VOLUME     RATE     NET      VOLUME      RATE
                                               --------- ---------- --------- --------- --------  ---------
                                                                          (IN THOUSANDS)
INTEREST-EARNING ASSETS:
Federal funds sold............................. $   37    $    51  $   (14)  $   267     $  264    $   3
Securities taxable.............................  3,475      7,108   (3,633)    2,217      1,905      312
Securities exempt from federal income taxes....    471        368      103       156        170      (14)
Commercial loans...............................  1,091      1,310     (219)    1,794      1,849      (55)
Commercial real estate loans...................  1,051      1,526     (475)    5,185      5,258      (73)
Agricultural loans.............................    913        949      (36)       27         54      (27)
Consumer real estate loans.....................    537        894     (357)      543        684     (141)
Consumer installment loans.....................     86       (354)     440      (108)      (194)      86
                                                ------    -------  -------   -------     ------    -----
 Total interest-earning assets................. $7,661    $11,852  $(4,191)  $10,081     $9,990    $  91
                                                ======    =======  =======   =======     ======    =====
INTEREST-BEARING LIABILITIES:
Interest-bearing demand deposits............... $  506    $   448  $    58   $   388     $  197    $ 191
Money market demand accounts/savings accounts..     42       (111)     153       534        612      (78)
Time deposits of less than $100,000............  2,829      3,181     (352)    3,427      2,695      732
Time deposits of $100,000 or more..............    275        504     (229)      848        729      119
Public funds...................................   (231)      (228)      (3)      624        600       24
Federal funds and repurchase agreements........    (27)       (17)     (10)     (377)      (401)      24
FHLB advances..................................  2,946      3,045      (99)      874        892      (18)
Notes and mortgages............................   (637)      (697)      60        75         76       (1)
                                                ------    --------  -------   -------     ------    -----
 Total interest-bearing liabilities............ $5,703    $ 6,125  $  (422)  $ 6,393     $5,400    $ 993
                                                ======    =======  =======   =======     ======    =====

Net interest................................... $1,958    $ 5,727  $(3,769)  $ 3,688     $4,590    $(902)
                                                ======    =======  =======   =======     ======    =====


FINANCIAL CONDITION

Loans

         The Company's loan portfolio largely reflects the profile of the communities in which it operates. The following table sets forth the composition of the Company's loan portfolio as of the indicated dates.

                                                                                 DECEMBER 31,
                                                         -------------------------------------------------------
                                                             1998       1997        1996        1995        1994
                                                         ---------- ----------- ----------- ----------- --------
                                                                               (IN THOUSANDS)
Commercial............................................     $148,081    $140,815    $118,475    $107,590    $ 84,421
Commercial real estate................................      229,489     212,184     180,519     144,346     127,117
Agricultural..........................................       33,231      24,065      20,079      15,875      15,404
Consumer real estate..................................       95,604      93,338      81,007      73,336      61,013
Consumer installment..................................       16,128      18,811      21,542      20,051      17,441
                                                         ----------   ----------  ----------  ----------  ----------
 Total loans, gross...................................      522,533     489,213     421,622     361,198     305,396
Unearned discount.....................................         (653)     (1,114)       (967)     (1,559)     (1,154)
                                                         ----------   ----------  ----------  ----------  ----------
 Total loans..........................................      521,880     488,099     420,655     359,639     304,242
Allowance for loan losses.............................       (6,576)     (6,143)     (5,342)     (4,603)     (3,979)
                                                         ----------   ----------  ----------  ----------  ----------
 Net loans............................................     $515,304    $481,956    $415,313    $355,036    $300,263
                                                         ==========   ==========  ==========   =========   =========
Loans held for sale:
 Consumer real estate.................................     $  3,829    $  6,627    $  1,555    $  1,137    $    290


         Total loans increased $33.8 million to $521.9 million as of December 31, 1998 from $488.1 million as of December 31, 1997. Total loans increased $67.4 million to $488.1 million as of December 31, 1997 from $420.7 million as of December 31, 1996. The increase in total loans in each year was principally due to increased commercial, commercial real estate, agricultural and consumer real estate loans.

         Commercial loans increased $7.3 million to $148.1 million as of December 31, 1998 from $140.8 million as of December 31, 1997. Commercial loans increased $22.3 million to $140.8 million as of December 31, 1997 from $118.5 million as of December 31, 1996. The increases during these periods reflect increased demand due to a strong economy, and increased working capital and equipment requirements both by existing borrowers and new customer relationships.

         Commercial real estate loans increased $17.3 million to $229.5 million as of December 31, 1998 from $212.2 million as of December 31, 1997. Commercial real estate loans increased $31.7 million as of December 31, 1997 from $180.5 million as of December 31, 1996. These increases in commercial real estate loans reflect the strong economy, continued growth in the commercial real estate market, increased commitments with existing borrowers and market penetration and market share growth of new banking centers.

         Agricultural loans increased $9.2 million to $33.2 million as of December 31, 1998 from $24.1 million as of December 31, 1997. Agricultural loans increased $4.0 million as of December 31, 1997 from $20.1 million as of December 31, 1996. These increases in agricultural loans reflect increased market share in West Central Illinois.

         Consumer real estate loans increased $2.3 million to $95.6 million as of December 31, 1998 from $93.3 million as of December 31, 1997. Consumer real estate loans increased $12.3 million to $93.3 million as of December 31, 1997 from $81.0 million as of December 31, 1996. The Company originates medium-term fixed-rate and adjustable rate residential loans for its own portfolio. Most long-term, fixed-rate residential loan requests are referred to Midwest One Mortgage Services, Inc. for sale into the secondary market with servicing rights released. The Banks hold a small percentage of long-term, fixed-rate consumer real estate loans. The increase in consumer real estate loans has been limited since 1996 due to secondary market activities with Midwest One Mortgage Services, Inc. and represents a decreasing percentage of total loans. Consumer real estate loans were 18.3%, 19.1%, and 19.2% of total loans as of December 31, 1998, 1997 and 1996, respectively.

         Consumer installment loans decreased $2.7 million to $16.1 million as of December 31, 1991 from $18.8 million as of December 31, 1997. Consumer installment loans decreased $2.7 million to $18.8 million as of December 31, 1997 from $21.5 million as of December 31, 1996. The decreases in 1997 and 1998 were due to the runoff of other installment loans, including indirect auto loans by Midwest Bank of Western Illinois. Management discontinued most indirect auto loan programs beginning in 1993, and the Company presently only considers auto loans originated by a dealer if the borrower is a customer of one of the Banks. As of December 31, 1998 and 1997, the Company's consumer loan portfolio included $2.5 million and $4.4 million, respectively, of indirect auto loans.

         Although the risk of nonpayment for any reason exists with respect to all loans, certain other more specific risks are associated with each type of loan. The primary risks associated with commercial loans are quality of the borrower's management and the impact of local economic factors. Risks associated with real estate loans include concentrations of loans in a loan type such as commercial or residential and fluctuating land values. Consumer loans also have risks associated with concentrations of loans in a single type of loan. Consumer loans additionally face the risk of a borrower's unemployment as a result of deteriorating economic conditions.

         The Company attempts to balance the types of loans in its portfolio with the objective of reducing risk. While the Company has a sizable portion of its loan portfolio secured by real estate in one form or another, a significant portion of those loans have fixed or adjustable or floating interest rates. The Company believes that most credits should have both a primary and a secondary source of repayment, and that the primary source should generally be supported by operating cash flows, while the secondary source should generally be disposition of collateral. The Company engages in very little unsecured lending, and generally requires personal guarantees of principals for business obligations. The Company practices a system of concurrence in the approval of commercial credit whereby the documented concurrence of an officer's credit committee (or approval by the board or a board committee, where applicable) is obtained in addition to that of the recommending officer. This system is intended to assure that commercial credit is subjected to an independent objective review on at least two different levels.

Loan Maturities

         The following table sets forth the remaining maturities, based upon contractual dates, for selected loan categories as of December 31, 1998.



                                             ONE YEAR        1-5 YEARS                 OVER 5 YEARS
                                                            ------------             ---------------
                                            OR LESS       FIXED       VARIABLE      FIXED      VARIABLE      TOTAL
                                           ---------    ---------     ---------    ---------  --------  ----------
                                                                      (IN THOUSANDS)

Commercial...........................       $96,570      $20,945      $25,998      $2,272       $2,296     $148,081
Commercial real estate...............        87,974       86,719       37,654       5,049       12,093      229,489
Agricultural.........................        13,057        2,833        2,084       5,611        9,646       33,231
Consumer real estate.................        19,522       31,024       14,716      21,865        8,477       95,604
Consumer installment.................         3,519       12,451            -         158            -       16,128
                                          ---------    ---------     ---------  ---------      ---------  ---------
 Total loans, gross..................       220,642      153,972       80,452      34,955       32,512      522,533
Unearned discount....................          (653)           -            -           -            -         (653)
                                          ---------    ---------     ---------  ---------      ---------  ---------
 Total loans.........................      $219,989     $153,972      $80,452     $34,955      $32,512     $521,880
                                          =========    =========     =========  =========      =========  =========

Nonperforming Loans

         The Company discontinues the accrual of interest income on all loan types when, in the opinion of management, there is reasonable doubt as to the timely collectibility of interest or principal. On a case-by-case basis, the Company discontinues the accrual of interest on a loan once it becomes 90 days past due. All accrued and uncollected interest is charged against income at the time a loan is placed on nonaccrual status. Nonaccrual loans are returned to an accrual status when, in the opinion of management, the financial position of the borrower indicates that there is no longer any reasonable doubt as to the timely payment of principal and interest. There are no potential problem loans as to which management has serious doubts as to collectibility that are not included in the following table.

         The following table sets forth information on the Company's nonperforming loans and other assets as of the indicated dates.



                                                                              DECEMBER 31,
                                                         -------------------------------------------------------
                                                             1998        1997        1996       1995        1994
                                                         ----------- ----------- ---------- ----------- --------
                                                                           (DOLLARS IN THOUSANDS)

Nonaccrual and impaired loans not accruing.............     $  2,190    $  1,400   $  2,375    $  1,138     $ 2,441
Impaired and other loans 90 days past due and accruing.        2,528       1,823      1,972       1,015         835
                                                            --------    --------   --------    --------     -------
 Total nonperforming loans.............................     $  4,718       3,223      4,347       2,153       3,276
Other real estate......................................        1,245         789        925         937         807
                                                            --------    --------   --------    --------     -------
 Total nonperforming assets............................     $  5,963    $  4,012   $  5,272    $  3,090     $ 4,083
                                                            ========    ========   ========    ========     =======
Total nonperforming loans to total loans...............         0.90%       0.66%      1.03%       0.60%       1.08%

Total nonperforming assets to total loans and other
 real estate...........................................         1.14        0.82       1.25        0.86        1.34

Total nonperforming assets to total assets.............         0.56        0.44       0.67        0.47        0.77


         For 1998, gross interest income that would have been recorded if the nonaccrual loans had been current and outstanding throughout the period was approximately $108,000. During 1998, the Company recognized interest income on such nonaccrual loans of $148,000.

         Nonperforming assets were 0.56% of total assets as of December 31, 1998 compared to 0.44% of total assets as of December 31, 1997. The increase in nonperforming loans in 1998 was primarily due to one transaction, which was settled without a loss in January 1999. Adjusting for this transaction, 1998 nonperforming assets would have been $4.9 million, or 0.46% of total assets.

Analysis of Allowance for Loan Losses

         An allowance for loan losses has been established to provide for those loans that may not be repaid in their entirety. The allowance for loan losses is maintained at a level considered by management to be adequate to provide for potential loan losses. The allowance is increased by provisions charged to earnings and is reduced by charge-offs, net of recoveries. The provision for loan losses is based on past loan loss experience and management's evaluation of the loan portfolio under current economic conditions. Loans are charged to the allowance for loan losses when, and to the extent, they are deemed by management to be uncollectible. The allowance for loan losses is composed of allocations for specific loans and an unallocated portion for all other loans.

         The following table sets forth loans charged off and recovered by type of loan and an analysis of the allowance for loan losses for the indicated


periods.

                                                                   FOR THE YEARS ENDED DECEMBER 31,
                                                        ----------------------------------------------------
                                                          1998        1997        1996       1995        1994
                                                      ----------- ----------- ---------- -----------  --------
                                                                        (DOLLARS IN THOUSANDS)

Average total loans.................................     $508,465    $460,532   $381,263    $329,032    $284,658
                                                         ========    ========   ========    ========    ========
Total loans at end of period........................     $521,880    $488,099   $420,655    $359,639    $304,242
                                                         ========    ========   ========    ========    ========
Total nonperforming and impaired loans..............     $  4,718    $  3,223   $  4,347    $  2,153    $  3,276
                                                         ========    ========   ========    ========    ========
Allowance at beginning of year......................     $  6,143    $  5,342   $  4,603    $  3,979    $  3,309
Charge-offs:
 Commercial loans...................................          883       1,547        950         633       1,235
 Consumer real estate loans.........................           49          53         19          15          71
 Commercial real estate.............................          126          51        169         271          40
 Agricultural loans.................................            -           -          -          11           -
 Consumer installment loans.........................          110         207        160         145         215
                                                         --------    --------   --------    --------    --------
    Total charge-offs...............................        1,168       1,858      1,298       1,075       1,561
Recoveries:
 Commercial loans...................................          197         100         95          64         188
 Consumer real estate loans.........................            1           2         33          31           6
 Commercial real estate loans.......................            6          10        107           8          20
 Agricultural loans ................................           20          30         32          11           C
 Consumer installment loans.........................           51          63         52          43          51
                                                         --------    --------   --------    --------    --------
    Total recoveries................................          275         205        319         157         265
                                                         --------    --------   --------    --------    --------
Net charge-offs ....................................          893       1,653        979         918       1,296
Provision for loan losses...........................        1,326       2,454      1,718       1,542       1,966
                                                         --------    --------   --------    --------    --------

Allowance at ending of the period...................     $  6,576    $  6,143   $  5,342    $  4,603    $  3,979
                                                         ========    ========   ========    ========    ========
Net charge-off to average total loans...............        0.18%       0.36%      0.26%       0.28%       0.46%
Allowance to total loans at end of period...........         1.26        1.26       1.27        1.28        1.31
Allowance to nonperforming loans....................        1.39x       1.91x      1.23x       2.14x       1.21x


         On a quarterly basis, management of each of the Banks, and the board of directors of the Company on a consolidated basis, meet to review the adequacy of the allowance for loan losses. The Company maintains an internal loan review function, which reviews commercial and consumer credits with the individual loan officers and assigns a risk rating grade. In the event loan review downgrades a loan, it is included in the allowance analysis at the lower grade. The grading system is in compliance with the regulatory classifications, and the allowance allocated to the loans is based upon regulatory grading, except in instances where there are known differences (i.e. collateral value is minimal, etc.). Once the specific portion of the allowance is calculated, management then calculates a percentage of each loan category based upon the past five years of loan loss history. The unallocated portion of the allowance is determined based upon current economic conditions, trends in the portfolio, including delinquencies and impairments, as well as changes in the composition of the portfolio.

         The allowance for loan losses was $6.6 million at December 31, 1998, $6.1 million at December 31, 1997 and $5.3 million at December 31, 1996. Total recoveries on loans previously charged off were $275,000 for the year ended December 31, 1998, $205,000 for the year ended December 31, 1997 and $319,000 for the year ended December 31, 1996. These recoveries were due primarily to payments from customers' bankruptcy proceedings or payment plans on charged off loans, which were negotiated subsequently with customers.

         Net charge-offs decreased $760,000 to $893,000 or 0.18% of average loans in 1998 compared to $1.7 million or 0.36% of average loans in 1997. The decrease in net charge-offs was due primarily to an improvement in overall credit quality. Net charge-offs increased $674,000 to $1.7 million or 0.36% of average loans in 1997 from $979,000 or 0.26% of average loans in 1996. Management considers the allowance for loan losses to be adequate to cover potential losses in the loan portfolio as of December 31, 1998. See "-Nonperforming Loans."

         During 1998, there were no significant changes in the composition of the loan portfolio. The overall growth in the loan portfolio was consistent in all categories with prior periods, except for consumer installment loans. The methodology used to determine the adequacy of the allowance for loan losses is consistent with prior years and there were no reallocations.

         The provisions for loan losses decreased $1.2 million or 46.0% to $1.3 million for the year ended December 31, 1998. The decrease in the provision for loan losses was due to a reduction in net charge-offs in 1998 compared to 1997 and management expectations that the overall level of nonperforming loans will improve in the future. While the provision for loan losses decreased in 1998, the allowance for loan losses as a percentage of total loans remains consistent with 1997.

Allocation of Allowance for Loan Loss

         The following table sets forth the Company's allocation of the allowance for loan losses by types of loans as of the indicated dates.


                                                                  DECEMBER 31,
                            -----------------------------------------------------------------------------------------------------
                                  1998                 1997                 1996                1995                1994
                            -----------------------------------------------------------------------------------------------------
                                      LOAN                 LOAN                 LOAN                 LOAN                 LOAN
                                     CATEGORY             CATEGORY             CATEGORY             CATEGORY             CATEGORY
                                     TO GROSS             TO GROSS             TO GROSS             TO GROSS             TO GROSS
                            AMOUNT    LOANS      AMOUNT    LOANS      AMOUNT    LOANS     AMOUNT     LOANS      AMOUNT    LOANS
                            ------   --------    ------   --------    ------   --------   ------    --------    ------   --------
                                                           (DOLLARS IN THOUSANDS)

Allocated:
Commercial loans ........   $3,294    28.34%     $2,972    28.78%     $3,339    28.10%     $2,896    29.79%     $1,843    27.64%
Commercial real estate
   loans.................    1,222    43.92       1,026    43.37         247    42.81         226    39.96         702    41.62
Agriculture loans........      418     6.36         331     4.92          35     4.76          35     4.40          35     5.04
Consumer real estate
   loans.................      177    18.30          56    19.08          67    19.21          55    20.30         110    19.98
Consumer installment
   loans.................      169     3.08         223     3.85         319     5.12         241     5.55         294     5.72
Unallocated..............    1,296        -       1,535        -       1,335        -       1,150        -         995        -
                            ------   ------      ------   ------      ------   ------      ------   ------      ------   ------
Total allowance for
 loan  losses..........     $6,576   100.00%     $6,143   100.00%     $5,342   100.00%     $4,603   100.00%     $3,979   100.00%
                            ======   ======      ======   ======      ======   ======      ======   ======      ======   ======

         A significant portion of the Company's allowance for loan losses has been allocated to commercial and commercial real estate loans, which is consistent with the Company's experience.

Securities

         The Company manages its investment portfolio to provide a source of both liquidity and earnings. Each of the Banks has its own asset/liability committee which develops current investment policies based upon its operating needs and market circumstances. The investment policy is reviewed by senior financial management of the Company in terms of its objectives, investment guidelines and consistency with overall Company performance and risk management goals. Each of the Banks' investment policy is formally reviewed and approved annually by its board of directors. The asset/liability committee of each Bank are responsible for monthly reporting and monitoring compliance with the investment policy. Monthly reports are provided to each Bank's board of directors and the Board of Directors of the Company.

         The investment portfolio represented approximately 45.0% and 40.1% of the Company's assets as of December 31, 1998 and 1997, respectively. During the past three years, the investment portfolio ranged between 30-50% of each of the Bank's assets, depending upon liquidity requirements, deposit growth and loan demand in each market.

         The total fair value of the securities portfolio was $482.4 million as of December 31, 1998 or 99.9% of stated book value. The fair value of the securities portfolio was $364.6 million and $307.2 million as of December 31, 1997 and December 31, 1996 respectively.

         The following tables set forth the composition of the Company's investment portfolio by major category as of the indicated dates. The investment securities portfolio as of December 31, 1998, 1997 and 1996 have been categorized as either available-for-sale or held-to-maturity in accordance with SFAS No. 115.

                                                                    DECEMBER 31, 1998
                                    ----------------------------------------------------------------------------------
                                      HELD-TO-MATURITY        AVAILABLE FOR SALE                  TOTAL
                                    ---------------------   ---------------------   ----------------------------------
                                    AMORTIZED   ESTIMATED   AMORTIZED   ESTIMATED   AMORTIZED   ESTIMATED      % OF
                                      COST     FAIR VALUE     COST     FAIR VALUE     COST     FAIR VALUE    PORTFOLIO
                                    ---------  ----------   ---------  ----------   ---------  ----------    ---------
                                                               (DOLLARS IN THOUSANDS)

U.S. Treasury...................      $     -     $     -     $      -    $      -    $      -    $      -       0.00%
U.S. government agencies........            -           -        2,000       1,870       2,000       1,870       0.41%
Obligations of state and               23,598      24,034        6,911       7,004      30,509      31,038       6.32%
 political subdivisions.........
Mortgage-backed securities:
 Pass-through securities........            -           -      432,940     432,301     432,940     432,301      89.68%
 Collateralized mortgage
    obligations.................            -           -        5,811       5,785       5,811       5,785       1.20%
Federal Reserve stock and other
 securities.....................            -           -       11,523      11,371      11,523      11,371       2.39%
                                      -------     -------     --------    --------    --------    --------     ------
 Total..........................      $23,598     $24,034     $459,185    $458,331    $482,783    $482,365     100.00%
                                      =======     =======     ========    ========    ========    ========     ======


                                                                    DECEMBER 31, 1997
                                    ----------------------------------------------------------------------------------
                                      HELD-TO-MATURITY        AVAILABLE FOR SALE                  TOTAL
                                    ---------------------   ---------------------   ----------------------------------
                                    AMORTIZED   ESTIMATED   AMORTIZED   ESTIMATED   AMORTIZED   ESTIMATED      % OF
                                      COST     FAIR VALUE     COST     FAIR VALUE     COST     FAIR VALUE    PORTFOLIO
                                    ---------  ----------   ---------  ----------   ---------  ----------    ---------
                                                               (DOLLARS IN THOUSANDS)

U.S. Treasury...................      $     -     $     -     $  1,499    $  1,493    $  1,499    $  1,493        0.42%
U.S. government agencies........            -           -        5,000       4,761       5,000       4,761        1.40
Obligations of state and
 political subdivisions.........       16,233      16,480        7,555       7,596      23,788      24,076        6.64
Mortgage-backed securities:
 Pass-through securities........            -           -      313,152     314,580     313,152     313,580       87.41
 Collateralized mortgage
    obligations.................            -           -        7,558       7,379       7,558       7,379        2.11
Federal Reserve stock and other
 securities.....................            -          -         7,245       7,306       7,245       7,306        2.02
                                      -------     -------     --------    --------    --------    --------      ------
Total...........................      $16,233     $16,480     $342,009    $343,115    $358,242    $359,595      100.00%
                                      =======     =======     ========    ========    ========    ========      ======



                                                                    DECEMBER 31, 1996
                                    ----------------------------------------------------------------------------------
                                      HELD-TO-MATURITY        AVAILABLE FOR SALE                  TOTAL
                                    ---------------------   ---------------------   ----------------------------------
                                    AMORTIZED   ESTIMATED   AMORTIZED   ESTIMATED   AMORTIZED   ESTIMATED      % OF
                                      COST     FAIR VALUE     COST     FAIR VALUE     COST     FAIR VALUE    PORTFOLIO
                                    ---------  ----------   ---------  ----------   ---------  ----------    ---------
                                                               (DOLLARS IN THOUSANDS)


U.S. Treasury....................     $     -     $     -     $  3,516    $  3,483    $  3,516    $  3,483        1.14%
U.S. government agencies.........           -           -        7,500       7,081       7,500       7,081        2.42
Obligations of state and
 political subdivisions..........      13,741      13,939        7,184       7,175       20,925     21,114        6.67
Mortgage-backed securities:
 Pass-through securities.........           -           -      258,537     257,184     258,537     257,184       83.58
 Collateralized mortgage
    obligations..................           -           -       13,036      12,586      13,036      12,586        4.21
Federal Reserve stock and other
 securities......................           -           -        5,803       5,790       5,803       5,790        1.88
                                      -------     -------     --------    --------    --------    --------     -------
Total............................     $13,741     $13,939     $295,576    $293,299    $309,317    $307,238      100.00%
                                      =======     =======     ========    ========    ========    ========     =======



         As of December 31, 1998, the Company did not hold any off-balance sheet derivative financial instruments such as futures, forwards, or swaps. The total amount of option contracts outstanding at any one time during 1998 and 1997 did not exceed $15 million, and represented less than 2.0% of total assets of the Company.

         As of December 31, 1998, the Company held no securities with a book value exceeding 10% of stockholders' equity of a single issuer other than the U.S. Treasury or other U.S. government agencies.

         The Company's securities portfolio increased $117.6 million or 32.3% in 1998 compared to 1997. The growth in the investment securities portfolio was $48.9 million and $61.4 million for 1997 and 1996, respectively. The growth was attributed to the generation of new deposits and additional borrowings in excess of the loan funding and operational requirements of the Banks.

         Most of the investment securities are agency-guaranteed, mortgage-backed securities. Mortgage-backed securities represented 89.7%, 87.4% and 83.6% of the total investment securities as of December 31, 1998, 1997 and 1996, respectively. Based upon the Company's evaluation, mortgage-backed securities are a superior investment vehicle for the Banks. Mortgage-backed securities also offer the best combination of yield and liquidity within the Company's planning periods. Mortgage-backed securities offer attractive yields, provide monthly cash flows, serve as acceptable collateral and have most of the liquidity characteristics of U.S. Treasury notes and bonds.

         The Banks' investment strategy during the past two years has been focused on seasoned and new production mortgage-backed securities of moderate average lives (5-8 years) which have been purchased at a premium to par. Historically, management believes these securities are reasonably predictable in terms of price volatility, prepayment speeds and monthly cash flows. The sharp decrease in long term investment yields, and as a consequence lower mortgage rates, led to a significant increase in prepayment speeds in 1998. As a result, management repositioned the investment portfolio to reduce the overall impact on yields and improve longer-term profitability. The investment portfolio is still composed primarily of mortgage-backed securities, but a significant portion of mortgage-backed securities held in 1997 were replaced in 1998.

         Collateralized mortgage obligations have been a decreasing percentage of the total investment securities portfolio during the past three years. Collateralized mortgage-backed securities were $5.8 million or 1.2% of the total investment securities portfolio as of December 31, 1998. Collateralized mortgage obligations were $7.6 million and $13.0 million as of December 31, 1997 and 1996, respectively, and represented 2.1% and 4.2% of the total investment portfolio as of December 31, 1997 and 1996, respectively. Management's decision to reduce collateralized mortgage-backed obligations was consistent with overall regulatory concerns regarding this type of investment for community banks.

         All fixed and adjustable rate mortgage pools and collateralized mortgage obligations contain a certain amount of risk related to the uncertainty of prepayments of the underlying mortgages. Interest rate changes have a direct impact upon prepayment rates. The Company uses computer simulation models to test the average life and yield volatility of adjustable rate mortgage pools and collateralized mortgage obligations under various interest rate assumptions to monitor volatility. Stress tests are performed quarterly.

Investment Maturities and Yields

         The following tables set forth the contractual or estimated maturities of investment securities as of December 31, 1998, and the weighted average yields of such securities on a tax-equivalent basis assuming a 34% tax rate. The table assumes estimated fair values:


                                                                         MATURING
                                     -----------------------------------------------------------------------------------------------
                                                        AFTER ONE BUT       AFTER FIVE BUT
                                   WITHIN ONE YEAR    WITHIN FIVE YEARS    WITHIN TEN YEARS     AFTER TEN YEARS            TOTAL
                                   ---------------    -----------------    ----------------     ---------------      ---------------
                                   AMOUNT   YIELD      AMOUNT    YIELD      AMOUNT    YIELD     AMOUNT    YIELD      AMOUNT    YIELD
                                   ------   -----      ------    -----      ------    -----     ------    -----      ------    -----
                                                                  (DOLLARS IN THOUSANDS)
Available-for-Sale Securities:
U.S. Treasury...................   $    -             $      -             $      -             $     -             $      -
U.S. government agencies........        -                1,870   2.72%            -                   -                1,870   2.72%
Obligations of state and
 political subdivisions.........    1,009    5.23%       5,327   4.49%          668   4.56%           -                7,004   4.60%
Mortgage-backed securities:
 Pass-through securities........        8   11.97%     280,598   7.46%      121,825   7.48%      29,870   7.50%      432,301   7.47%
 Collateralized mortgage
    obligations.................        -                5,785   6.74%            -                                    5,785   6.74%
Federal Reserve stock and other
 securities.....................        -                    -                    -              11,371   5.34%       11,371   5.34%
                                   ------             --------             --------             -------             --------
Total...........................   $1,017    5.28%    $293,580   7.36%     $122,493   7.46%     $41,241   6.90%     $458,331   7.34%
                                   ======   =====     ========   ====      ========   ====      =======   ====      ========   ====

                                                                         MATURING
                                     -----------------------------------------------------------------------------------------------
                                                        AFTER ONE BUT       AFTER FIVE BUT
                                   WITHIN ONE YEAR    WITHIN FIVE YEARS    WITHIN TEN YEARS     AFTER TEN YEARS            TOTAL
                                   ---------------    -----------------    ----------------     ---------------      ---------------
                                   AMOUNT   YIELD      AMOUNT    YIELD      AMOUNT    YIELD     AMOUNT    YIELD      AMOUNT    YIELD
                                   ------   -----      ------    -----      ------    -----     ------    -----      ------    -----
                                                                  (DOLLARS IN THOUSANDS)
Held-to-Maturity Securities:
Obligations of state and
 political subdivisions ........   $4,275    5.74%    $ 15,415   5.01%     $ 4,344    4.68%     $    0      0%      $ 24,034   5.08%
                                   ======   =====     ========   ====      ========   ====      =======   ====      ========   ====




Deposits

         The Company has experienced significant growth in total deposits in recent years. Total deposits were $869.2 million at December 31, 1998, $794.4 million at December 31, 1997 and $701.2 million at December 31, 1996. Average total deposits were $834.6 million for the year ended December 31, 1998, $753.0 million for the year ended December 31, 1997 and $653.6 million for the year ended December 31, 1996. These increases in deposits are the result of increased marketing activity in the last three years in connection with the opening of new banking centers in Algonquin, Northwest Chicago, Downers Grove, Galesburg and Island Lake, as well as normal growth in the Banks' core market areas.

         The following table sets forth the average amount of and the average rate paid on deposits by category for the indicated periods.



                                                                  FOR THE YEARS ENDED DECEMBER 31,
                                   --------------------------------------------------------------------------------------------
                                                 1998                             1997                            1996
                                   --------------------------------------------------------------------------------------------
                                               PERCENT                          PERCENT                         PERCENT
                                   AVERAGE       OF                 AVERAGE       OF                AVERAGE       OF
                                   BALANCE     DEPOSITS    RATE     BALANCE     DEPOSITS   RATE     BALANCE     DEPOSITS   RATE
                                   -------     --------    ----     -------     --------   ----     -------     --------   ----
Noninterest-bearing demand
   deposits....................... $100,757     12.07%        -     $ 90,455     12.01%       -     $ 83,74  3   12.81%       -
Interest-bearing demand  deposits.   84,591     10.14      3.09%      70,047      9.30     3.01%      63,169      9.67     2.72%
Savings and money market accounts.  196,417     23.54      3.81      199,364     26.48     3.73      183,005     28.00     3.78
Time Deposits:
   Certificates of deposit, under
      $100,000(1).................  370,718     44.42      5.78      315,763     41.93     5.89      269,538     41.24     5.63
   Certificates of deposit, over
      $100,000(1).................   56,614      6.78      5.53       47,714      6.34     5.99       35,454     5.4 2     5.67
   Public funds...................   25,488      3.05      5.45       29,667      3.94     5.46       18,663      2.86     5.33
                                   --------    ------      ----     --------    ------     ----     --------    ------     ----
      Total time deposits.........  452,820     54.26      5.72      393,144     52.21     5.87      323,655     49.52     5.61
                                   --------    ------      ----     --------    ------     ----     --------    ------     ----
        Total deposits............ $834,585    100.00%     4.32%    $753,010    100.00%    4.33%    $653,572    100.00%    4.10%
                                   ========    ======      ====     ========    ======     ====     ========    ======     ====

------------------------------

(1) Certificates of deposit exclusive of public funds.

         The following table summarizes the maturity distribution of certificates of deposit in amounts of $100,000 or more as of December 31, 1998. These deposits have been made by individuals, businesses and public and other not-for-profit entities, most of which are located within the Company's market area.


                                                         DECEMBER 31, 1998
                                                           (IN THOUSANDS)
Three months or less................................         $44,356
Over three months through twelve months.............          47,347
Over one year through three years...................           4,204
Over three years....................................             799
                                                             -------
   Total............................................         $96,706
                                                             =======

Borrowings

         The following table summarizes the Company's borrowings by short- and long-term debt.


                                                               YEAR ENDED DECEMBER 31,
                                                           -------------------------------
                                                             1998        1997        1996
                                                           --------     -------    -------
                                                                  (IN THOUSANDS)
Short-term borrowings:
 Federal funds purchased and securities sold under          $10,469     $12,992     $9,991
    agreements to repurchase..........................
 FHLB advances........................................        2,000       5,000      6,300
 Lines of credit......................................        6,500      16,350     15,895
    Total short-term borrowings.......................       18,969      34,342     32,186
Long-term borrowings:
 Mortgage payable and other...........................          300         225        300
 FHLB advances........................................       99,000      21,000      5,000
    Total long-term borrowings........................       99,300      21,225      5,300
                                                           --------     -------    -------
Total.................................................     $118,269     $55,567    $37,486
                                                           ========     =======    =======


         The Company uses short-term borrowings on a limited basis. These borrowings include overnight funds purchased, securities sold under agreements to repurchase, FHLB advances and commercial bank lines of credit. The following table sets forth categories of short-term borrowings of the Company as of the indicated dates or for the indicated periods.


                                                                 YEAR ENDED DECEMBER 31,
                                                           -------------------------------
                                                             1998        1997       1996
                                                           --------     -------    -------
                                                                (DOLLARS IN THOUSANDS)

Funds Purchased and Securities Sold Under
 Repurchase Agreements:
 Balance at end of period.............................     $ 10,469     $12,992    $ 9,991
 Weighted average interest rate at end of period......         5.21%       6.14%      7.22%
 Maximum amount outstanding (1).......................     $ 13,326     $24,524    $35,667
 Average amount outstanding...........................     $  7,523     $ 7,821    $14,912
 Weighted average interest rate during period.........         5.53%       5.66%      5.50%


---------------
(1) Based on amount outstanding at month-end during each period.

         The Banks have FHLB advances outstanding which come due at various dates through 2008. These advances are used as a supplemental source of funds to reduce interest expense and manage interest rate risks. The following table sets forth categories of FHLB advances of the Company as of the indicated dates or for the indicated periods.


                                                                     DECEMBER 31,
                                                           -------------------------------
                                                             1998        1997       1996
                                                           --------     -------    -------
                                                                (DOLLARS IN THOUSANDS)
FHLB advances:
 Balance at end of period.............................     $101,000     $26,000    $11,300
 Weighted average interest rate at end of period......        5.03%       5.63%       5.67%
 Maximum amount outstanding (1).......................     $101,000     $26,000    $11,300
 Average amount outstanding...........................      $76,424     $18,836    $ 3,378
 Weighted average interest rate during period.........        5.27%       5.76%       6.25%

-------------

(1) Based on amount outstanding at month-end during each period.

         The Banks became members of the FHLB of Chicago during 1996. Membership requirements include common stock ownership in the FHLB.

         The Company entered into a new credit agreement with a correspondent bank on January 30, 1998 (the "Credit Agreement"), which provides for borrowings both by the Company and Midwest One Mortgage Services, Inc. Under the Credit Agreement, the Company has a revolving line of credit that provides for a maximum outstanding principal amount of $25.0 million (subject to reduction to the extent that Midwest One Mortgage Services, Inc., borrows under its $5.0 million line of credit described below). Amounts outstanding under the Company's revolving line of credit represent borrowings incurred to provide capital contributions to the Banks to support their growth. The Company makes interest payments, at its option, at the 90- or 180-day London Inter-Bank Offered Rate ("LIBOR") plus 95 basis points or the prime rate less 25 basis points. The principal balance under the line was approximately $4.0 million as of December 31, 1998, and is due and payable on January 30, 2000, unless the line is renewed prior to that time.

         Midwest One Mortgage Services, Inc. has a warehouse line of credit under the Credit Agreement. The warehouse line provides for a maximum outstanding principal amount of $5.0 million and is guaranteed by the Company. The line is used for working capital. Midwest One Mortgage Services, Inc. makes quarterly interest payments, at its option, at the 30, 60 or 90-day LIBOR plus 95 basis points or the prime rate less 25 basis points, under the warehouse line. The principal balance was $2.5 million as of December 31, 1998, and is due and payable on January 30, 2000, unless the line is renewed prior to that time.

         The following table sets forth categories of short-term correspondent bank borrowings of the Company as of the indicated dates or for the indicated periods.



                                                                    DECEMBER 31,
                                                           -------------------------------
                                                             1998       1997        1996
                                                           --------     -------    -------
                                                                 (DOLLARS IN THOUSANDS)
Lines of Credit:
 Balance at end of period.............................     $  6,500     $16,350    $15,895
 Weighted average interest rate at end of period......         5.97%       6.90%      6.51%
 Maximum amount outstanding (1).......................     $ 16,350     $17,275    $17,042
 Average amount outstanding...........................     $  6,877     $16,040    $15,061
 Weighted average interest rate during period(2)......         6.69%       6.90%      6.95%


---------------
(1) Based on amount outstanding at month-end during each period.
(2) Weighted average interest rate excludes 25 basis point availability fee.

         The Company has a mortgage outstanding in the principal amount of $150,000 as of December 31, 1998. Principal payments of $75,000 are due annually through August 31, 2000.

         The Company issued a noninterest-bearing note payable to acquire the Porter Insurance Agency, Inc. Principal payments on such note are due in the amount of $75,000 on October 31, 1999 and 2000.

CAPITAL RESOURCES

         The Company monitors compliance with bank and bank-holding company regulatory capital requirements, focusing primarily on risk-based capital guidelines. Under the risk-based capital method of capital measurement, the ratio computed is dependent upon the amount and composition of assets recorded on the balance sheet, and the amount and composition of off-balance sheet items, in addition to the level of capital. Included in the risk-based capital method are two measures of capital adequacy, Tier 1, or core, capital, and Total capital, which consists of Tier 1 plus Tier 2 capital. See "BusinessCSupervision and RegulationCBank Holding Company Regulation" for definitions of Tier 1 and Tier 2 capital.

         The following tables set forth the Company's capital ratios as of the indicated dates.

                            RISK-BASED CAPITAL RATIOS


                                                                         DECEMBER 31,
                                                -----------------------------------------------------------
                                                      1998                  1997                  1996
                                                ---------------     -----------------     -----------------
                                                AMOUNT    RATIO      AMOUNT     RATIO      AMOUNT     RATIO
                                                ------    -----      ------     -----      ------     -----
                                                                 (DOLLARS IN THOUSANDS)
Tier 1 capital to risk-weighted assets...      $ 75,997   13.47%    $ 49,842     9.60%    $ 41,691     9.57%
Tier 1 capital minimum requirement.......        22,565    4.00       20,781     4.00       17,426     4.00
Total capital to risk-weighted assets....        82,573   14.64       55,980    10.78       47,033    10.76
Total capital minimum requirements.......        45,129    8.00       41,562     8.00       34,840     8.00
Total risk-weighted assets...............       564,113              519,187               435,642



LIQUIDITY


         The Company manages its liquidity position with the objective of maintaining sufficient funds to respond to the needs of depositors and borrowers and to take advantage of earnings enhancement opportunities. In addition to the normal inflow of funds from core-deposit growth, together with repayments and maturities of loans and investments, the Company utilizes other short-term funding sources such as securities sold under agreements to repurchase, overnight funds purchased from correspondent banks and the acceptance of short-term deposits from public entities. In the third quarter of 1996, the Banks received approval for membership in the Federal Home Loan Bank ("FHLB"), which provides an additional source of liquidity. The Banks have used the FHLB extensively during 1997 and 1998 to lower interest costs and reduce interest rate risk exposure by funding with medium term (3 to 10 years) maturities. The Banks also have various funding arrangements with commercial and investment banks providing up to $239.8 million of available funding sources in the form of Federal funds lines, repurchase agreements and brokered certificate of deposit programs. The Banks maintain these funding arrangements to achieve favorable costs of funds, manage interest rate risk and to enhance liquidity in the event of deposit withdrawals.

         The Company monitors and manages its position on several bases, which vary depending upon the time period. As the time period is expanded, other data is factored in, including estimated loan funding requirements, estimated loan payoffs, investment portfolio maturities or calls, and anticipated depository buildups or runoffs.

         The Company classifies the majority of its investment securities as available-for-sale, thereby maintaining significant liquidity. The Company's liquidity position is further enhanced by structuring the majority of its loan portfolio interest payments as monthly, and also by the significant representation of retail credit and residential mortgage loans in the Company's loan portfolio.

         The Company's cash flows are composed of three classifications: cash flows from operating activities, cash flows from investing activities, and cash flows from financing activities. Net cash provided by operating activities, consisting primarily of earnings, was $21.4 million, $3.9 million and $9.5 million for the years ended December 31, 1998, 1997 and 1996, respectively. A significant component in the fluctuation of net cash provided by or used in operating activities is the timing of the proceeds from real estate loans held for sale to permanent investors. Net cash used in investing activities, consisting primarily of loan and investment funding, was $168.6 million, $115.4 million and $129.8 million for the years ended December 31, 1998, 1997 and 1996, respectively. Net cash provided by financing activities, consisting principally of deposit growth and net bank borrowings, was $153.0 million, $110.7 million and $119.2 million for the years ended December 31, 1998, 1997 and 1996, respectively.

ASSET/LIABILITY MANAGEMENT

         The business of the Company and the composition of its balance sheet consists of investment in interest-earning assets (primarily loans, mortgage-backed securities and other securities) which are primarily funded by interest-bearing liabilities (deposits and borrowings). All of the financial instruments of the Company as of December 31, 1998 were for other than trading purposes. Such financial instruments have varying levels of sensitivity to changes in market rates of interest. The Company's net interest income is dependent on the amounts and yields of its interest-earning assets as compared to the amounts of and rates on its interest bearing liabilities. Net interest income is therefore sensitive to changes in market rates of interest.

         The Company's asset/liability management strategy is to maximize net interest income while limiting exposure to risks associated with a volatile interest rate environment. This strategy is implemented by the Company's ongoing analysis and management of its interest rate risk. A principal function of asset/liability management is to coordinate the levels of interest-sensitive assets and liabilities to minimize net interest income fluctuations in times of fluctuating market interest rates.


         Interest rate risk results when the maturity or repricing intervals and interest rate indices of the interest-earning assets, interest-bearing liabilities and off-balance sheet financial instruments are different, thus creating a risk that will result in disproportionate changes in the value of, and the net earnings generated from, the Company's interest-earning assets, interest-bearing liabilities and off-balance sheet financial instruments. The Company's exposure to interest rate risk is managed primarily through the Company's strategy of selecting the types and terms of interest-earning assets and interest-bearing liabilities which generate favorable earnings, while limiting the potential negative effects of changes in market interest rates. Because the Company's primary source of interest-bearing liabilities is customer deposits, the Company's ability to manage the types and terms of such deposits may be somewhat limited by customer maturity preferences in the market areas in which the Company operates. Borrowings, which include FHLB advances, short-term borrowings and long-term borrowings, are generally structured with specific terms which, in management's judgment, when aggregated with the terms for outstanding deposits and matched with interest-earning assets, reduce the Company's exposure to interest rate risk. The rates, terms and interest rate indices of the Company's interest-earning assets result primarily from the Company's strategy of investing in securities and loans (a substantial portion of which have adjustable rate terms). This permits the Company to limit its exposure to interest rate risk, together with credit risk, while at the same time achieving a positive interest rate spread from the difference between the income earned on interest-earning assets and the cost of interest-bearing liabilities.

         Management uses a duration model for each Bank's internal asset/liability management. The model uses cash flows and repricing information from each individual loan and certificate of deposit, plus repricing assumptions on products without specific repricing dates (e.g., savings and interest-bearing demand deposits), to calculate the durations of each Bank's assets and liabilities. Investment securities are stress tested, and the theoretical changes in cash flow are key elements of the Company's model. The model also projects the effect on the Company's earnings and theoretical value for a change in interest rates. The model computes the duration of each Bank's rate sensitive assets and liabilities, a theoretical market value of each Bank and the effects of rate changes on each Bank's earnings and market value. The Banks' exposure to interest rates is reviewed on a monthly basis by senior management and the Board of Directors.

         Each Bank also maintains specific interest rate risk management policy limits. Based upon simulation modeling, these guidelines include: (i) a +/- 20% change in net income upon an immediate 200 basis point change in interest rates; and (ii) a +/- 10% change in net income upon a gradual 200 basis point change in interest rates during a twelve-month period.

EFFECTS OF INFLATION

         Inflation can have a significant effect on the operating results of all industries. However, management believes that inflationary factors are not as critical to the banking industry as they are to other industries, due to the high concentration of relatively short-duration monetary assets in the banking industry. Inflation does, however, have some impact on the Company's growth, earnings and total assets and on its need to closely monitor its equity capital levels. Management does not expect inflation to be a significant factor in 1999.

         Interest rates are significantly affected by inflation, but it is difficult to assess the impact, since neither the timing nor the magnitude of the changes in the various inflation indices coincide with changes in interest rates. Inflation does impact the economic value of longer term, interest-bearing assets and liabilities, but the Company attempts to limit its long-term assets and liabilities, as indicated in the tables set forth under ACFinancial Condition" and ACAsset/Liability Management."

IMPACT OF NEW ACCOUNTING STANDARDS

         Statement of Financial Accounting Standards No. 133 on derivatives will, in the year 2000, require all derivatives to be recorded at fair value in the balance sheet, with changes in fair value run through income. If derivatives are documented and effective as hedges, the change in the derivative fair value will be offset by an equal change in the fair value of the hedged item. Under the new standard, securities held-to-maturity can no longer be hedged, except for changes in the issuer's creditworthiness. Therefore, upon adoption of the Statement, companies will have another one-time window of opportunity to reclassify held-to-maturity securities to either trading or available-for-sale, provided certain criteria are met. The Statement may be adopted early at the start of the calendar quarter. The Company does not plan to adopt the Statement early and adoption is not expected to have a material impact since the Company does not have significant derivative instruments or hedging activity.

         Statement of Financial Accounting Standards No. 134 on mortgage banking will, in 1999, allow mortgage loans that are securitized to be classified as trading, available for sale, or in certain circumstances, held to maturity. Currently, these must be classified as trading. Since the Company has not securitized loans, this Statement is not expected to impact the Company.

         Statement of Position 98-1, effective in 1999, sets the accounting requirement to capitalize costs incurred to develop or obtain software that is to be used solely to meet internal needs. Costs to capitalize are those direct costs incurred after the preliminary project stage, up to the date when all testing has been completed and the software is substantially ready for use. All training costs, research and development costs, costs incurred to convert data, and all other general and administrative costs are to be expensed as incurred. The capitalized costs of internal-use software is amortized over its useful life and reviewed for impairment using the criteria in Statement of Financial Accounting Standards No. 121. The Company does not believe this will have a material impact.

         AICPA-Statement of Position 98-5, effective in 1999, requires all start-up, pre-opening, and organization costs to be expensed as incurred. Any such costs previously capitalized for financial reporting purposes must be charged to income in the first quarter of 1999. The Company does not believe this will have a material impact.

         The FASB continues to study several issues, including recording all financial instruments at fair value and abolishing pooling-of-interests accounting. Also, it is likely that APB 25's measurement for stock option plans will be limited to employees and not to non-employees such as directors, thereby causing compensation expense to be required for 1999 awards of stock options to outside directors.

YEAR 2000 COMPLIANCE

Company's State of Readiness

         The Company has conducted a comprehensive review of its computer systems for AYear 2000" issues, and has developed an implementation plan to identify and resolve potential problems in compliance with Federal Reserve Bank guidelines. The Company estimates its testing and implementation plan was 80% complete at December 31, 1998. Management expects to complete Year 2000 testing by June 30, 1999.

         A Project Coordinator, who is a Vice President of the Company, has been assigned the responsibility of coordinating the Year 2000 effort throughout the Company. The Project Coordinator is a Director of First Midwest Data Corp. and therefore familiar with issues of system, vendor and customer risks relating to Year 2000 compatibility. The Company's Information Services Officer assists the Project Coordinator and is responsible for all network and personal computer connections and software use within the Company.

         In addition, the Company has formed a Year 2000 Committee consisting of senior Bank officers and other knowledgeable Bank personnel. The President of First Midwest Data Corp. is a member of the Committee and lends significant data processing experience to the project. The Project Coordinator is designated the Year 2000 Committee Coordinator.

         The Company's implementation plan involves procedures and tests to reduce Year 2000 risks to and by customers, equipment, vendors, and the providers of computer hardware and software services. The Company has identified mission critical vendors who have provided the Company with the results of their own tests for Year 2000 compliance and the Company is satisfied with the results to date. The Company has performed an analysis of all inventory purchased and has made visual inspections of buildings, contents and equipment. Testing plans have been developed to measure the compatibility of all Year 2000 related equipment and software. In addition, all contracts for the purchase of new chip related or date related equipment or software are reviewed by the Information Services Officer, and all purchases are required to bear Year 2000 compatibility confirmations.

         The Company owns two in-house computer systems. One of these systems uses an IBM AS/400 with software provided by Jack Henry and Associates. The Jack Henry software product provides seventeen of the most critical software applications used to service the customers of the Banks. A proxy test was performed by a thirteen financial institution consortium C each organization being a Jack Henry software client C which was completed prior to year-end 1998. The test results indicated there were no significant Year 2000 related problems. Further verification of test results will continue into the first quarter of 1999 and a final report of the success of the test will be issued at that time.

         In addition, the Company uses personal computers at thirteen offices, connected through Networks, to maintain critical systems. Each of the banking centers therefore is considered mission critical. The computers use stand-alone vendor products or service providers to provide information and customer service software.

         The second in-house system is a Unisys computer system used to support four banking centers in Western Illinois. This system has been recently upgraded and testing is now taking place on all mission critical applications. This system software is written by ITI, and no Year 2000 compatibility issues have been found to date. The Company expects the tests to conclude and result in implementation by the end of the first quarter.

         The Company has determined that it relies on seventy-eight mission critical applications or systems. This also includes the Company's reliance on vendors or products produced by others. The Company has control over thirty-three of these systems and third parties provide forty-five. All thirty-three of the controlled mission critical systems have been tested with successful Year 2000 results. The Company is in regular contact with providers, and each is providing the Company with status updates and new information as it becomes available.

         The Company has been examined by the Federal Reserve Bank and the Illinois Office of Banks and Real Estate through Phase I and Phase II examinations. The Company's efforts were considered adequate in those examinations.

Risks Posed by Year 2000 Issues

         Based upon responses from vendors, the Company's own testing and independent appraisals conducted on behalf of the Company and selected equipment and software suppliers, the Company believes systems are, or will be, fully compliant before the end of 1999. The Company maintains continuing contact with its equipment and software vendors on Year 2000 issues and does not anticipate significant problems at this time.

         Nevertheless, the Company recognizes the potential risks posed by Year 2000 issues, and there can be no assurance that the Company will not be significantly affected by Year 2000 issues. These risks include, without limitation, disruption to customer service caused by computer and system interruptions, failure to comply with federal and state regulations, and an inability to collect and service outstanding loans due to any customers' failure to address Year 2000 issues. The Company remains alert to any potential Year 2000 problems created by customers and has been obtaining information and data from customers to assess potential exposures. To date, responses from customers have not indicated significant Year 2000 issues to be resolved. Potential losses created by cash flow problems of existing borrowers due to Year 2000 issues cannot be quantified at this time with any meaningful degree of accuracy. As a result, the Banks have not provided any additional amounts to assess the Allowance for Loan Losses to cover Year 2000 related repayment risks at this time.

         Events over which the Company has no control, such as sources of electrical and gas power, or loss of telephone communications, may result in a disruption of service to customers. These potential events have been reviewed, and short-term contingency plans have been developed to address situations in which there is a widespread loss of these vital utility services. In such circumstances, the Bank's plans provide for limited business services until such vital utility services resume and are fully restored.

         The impact of Year 2000 problems could be significant, although the risks have not yet been fully quantified by the Banks at this time. The inability to process, reconcile and report customer account information could create concern for the safety and security of customer deposits. However, customer funds eligible for FDIC insurance will continue to be insured against loss regardless of any Year 2000 disruption.

Contingency Plans and Costs

         The Company has created and distributed contingency plans for situations where customer service may be inhibited by sources beyond its control. These contingency plans provide alternatives for processing customer transactions, liquidity, and business continuation in case of a major disruption caused by Year 2000 issues. The plans provide all Company subsidiaries with information that will be necessary to maintain service of customers during such circumstances. Updates and responses to additional situations will be covered in these plans as appropriate and consistent with regulatory guidelines.

         The current contingency plans provide instructions for the operation of bank offices with manual record keeping and transaction processing in the event of power loss or interruption of telecommunications. Liquidity planning and funds management is also included in the contingency plans. Each Bank has approved a disaster recovery plan in the event of significant events which may inhibit normal banking operations.

         The Company has incurred internal and external expenditures of approximately $190,000 in addressing Year 2000 issues through December 31, 1998. This cost does not include internal salary and employee benefit costs for individuals that have responsibilities or are involved with the Year 2000 project. The Company is considering additional expenditures, including the purchase of generators, which, if made, would increase Year 2000 expenditures to approximately $400,000. Management does not believe these expenditures are or will be material in nature or will have a material impact on the Company's operations.

         The estimated costs are based upon management's best estimates and include assumptions of future events, availability of specific resources, third party, vendor or customer modification plans, and other factors. However, there can be no guarantee that current estimates will be realized, and actual results may differ significantly from these estimates.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The Company's overall interest rate sensitivity is demonstrated by net interest income analysis and "Gap" analysis. Net interest income analysis measures the change in net interest income in the event of hypothetical changes in interest rates. This analysis assesses the risk of change in net interest income in the event of sudden and sustained 1.0% to 2.0% increases and decreases in market interest rates. The tables below present the Company's projected changes in net interest income for the various rate shock levels at December 31, 1998 and 1997, respectively.



                                1998 NET INTEREST INCOME
                           --------------------------------
                            AMOUNT      CHANGE       CHANGE
                            ------      ------       ------
                                  (DOLLARS IN THOUSANDS)

+200 bp..............      $34,204       $(501)       (1.44)%
+100 bp..............       34,737          32         0.09
Base ................       34,705           -            -
-100 bp..............       34,855         150         0.43
-200 bp..............       35,027         322         0.93




                                1997 NET INTEREST INCOME
                           --------------------------------
                            AMOUNT      CHANGE       CHANGE
                            ------      ------       ------
                                  (DOLLARS IN THOUSANDS)
+200 bp..............      $33,586        $524         1.59%
+100 bp..............       33,517         453         1.37
Base ................       33,061           -            -
-100 bp..............       31,423      (1,638)       (4.59)
-200 bp..............       29,886      (3,175)       (9.60)


         As shown above, at December 31, 1998, the effect of an immediate 200 basis point increase in interest rates would decrease the Company's net interest income by 1.44% or approximately $501,000. The effect of an immediate 200 basis point decrease in rates would increase the Company's net interest income by .93% or approximately $322,000.

         The interest rate sensitivity has shifted from an exposure in a declining rate environment at the end of 1997 to a modest exposure in substantially higher rate market C 200 basis points on an immediate basis C at the end of 1998. Overall net interest income sensitivity has decreased from 1997 to 1998.

         "Gap" analysis is used to determine the repricing characteristics of the Company's assets and liabilities. The following table sets forth the interest rate sensitivity of the Company's assets and liabilities as of December 31, 1998, and provides the repricing dates of the Company's interest-earning assets and interest-bearing liabilities as of that date, as well as the Company's interest rate sensitivity gap percentages for the periods presented.


                                                     0-3          4-12          1-5          OVER 5
                                                   MONTHS        MONTHS        YEARS          YEARS         TOTAL
                                                   ------        ------        -----         ------         -----
                                                                         (DOLLARS IN THOUSANDS)
INTEREST-EARNING ASSETS:
 Funds sold...................................    $   9,250    $       --    $       --     $     --     $    9,250
 Interest-bearing due from banks..............        1,631            --            --           --          1,631
 Securities...................................        4,418        33,165        28,043      416,303        481,929
 Loans........................................      298,755        24,300       173,494       25,330        521,879
                                                  ---------    ----------    ----------     --------     ----------
       Total interest-earning assets..........    $ 314,054    $   57,465    $  201,537     $441,633     $1,014,689
                                                  =========    ==========    ==========     ========     ==========

INTEREST-BEARING LIABILITIES:
 Interest-bearing demand deposits.............    $  91,323    $       --    $       --     $     --     $   91,323
 Money markets................................      133,841            --            --           --        133,841
 Savings deposits.............................       72,280            --            --           --         72,280
 Time deposits................................      134,487       269,173        50,529        2,953        457,142
                                                  ---------    ----------    ----------     --------     ----------
       Total interest-bearing deposits........    $ 431,931    $ 269,173     $  50,529      $ 2,953      $ 754,586
                                                  =========    ==========    ==========     ========     ==========

SHORT-TERM BORROWINGS:
 Securities sold under agreements to
    repurchase, funds purchased, and treasury
    tax deposits..............................    $  10,469    $       --    $       --     $     --     $   10,469
 Note payable, mortgage payable...............           --         6,725            75           --          6,800
 FHLB advances................................           --         2,000         9,000       90,000        101,000
                                                  ---------    ----------    ----------     --------     ----------
       Total borrowings.......................        10,469        8,725         9,075       90,000        118,269
                                                  ---------    ----------    ----------     --------     ----------
         Total interest-bearing liabilities...    $  442,400   $  277,898    $   59,604     $ 92,953     $  872,855
                                                  =========    ==========    ==========     ========     ==========

 Interest sensitivity gap.....................    $(128,346)   $(220,433)    $  141,933     $348,680     $  141,834

 Cumulative gap...............................    $(128,346)   $(348,779)    $(206,846)     $141,834
 Interest sensitivity gap to total assets.....      (11.98)%     (20.58)%        13.25%       32.55%
 Cumulative sensitivity gap to total assets...      (11.98)%     (32.56)%      (19.31)%       13.24%



         Mortgage-backed securities, including adjustable rate mortgage pools and collateralized mortgage obligations, are included in the above table based on their estimated weighted average lives obtained from outside analytical sources. Loans are included in the above table based on contractual maturity or contractual repricing dates. Interest-bearing demand and savings deposits are included in the above table based on the proposed policy statement issued by bank regulators on August 4, 1995. The table uses short-term repricing (one to three months) assumptions for all interest-bearing core deposits. Management believes this is a very conservative approach, which is not consistent with the Company's actual historical experience.

         Computations of the prospective effects of hypothetical interest rate changes are based on numerous assumptions, including relative levels of market interest rates, loan prepayments and deposit decay rates. These computations should not be relied upon as indicative of actual results. Actual values may differ from those projections set forth above, should market conditions vary from assumptions used in preparing the analyses. Further, the computations do not contemplate any actions the Company may undertake in response to changes in interest rates. The "Gap" analysis is based upon assumptions as to when assets and liabilities will reprice in a changing interest rate environment. Because such assumptions can be no more than estimates, certain assets and liabilities indicated as maturing or otherwise repricing within a stated period may, in fact, mature or reprice at different times and at different volumes than those estimated. Also, the renewal or repricing of certain assets and liabilities can be discretionary and subject to competitive and other pressures. Therefore, the gap table included above does not and cannot necessarily indicate the actual future impact of general interest rate movements on the Company's net interest income. See AManagement's Discussion and Analysis of Financial Condition and Results of Operations - Asset/Liability Management."

ITEM 8.  CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         See "Index to Consolidated Financial Statements" on page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         Information regarding directors of the Registrant is included in the Registrant's Proxy Statement under the heading "Election of Directors" and the information included therein is incorporated herein by reference. Information regarding the executive officers of the Registrant is included in "Part I. Business".

ITEM 11. EXECUTIVE COMPENSATION

         Information regarding compensation of executive officers and directors is included in the Registrant's Proxy Statement under the headings "Directors' Compensation," "Executive Compensation," "Employment Agreements," "1996 Stock Option Plan," "401(k) Plan" and "Compensation Committee Interlocks and Insider Participation" and the information included therein is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         Information regarding security ownership of certain beneficial owners and management is included in the Registrant's Proxy Statement under the headings "Voting Securities" and "Security Ownership of Certain Beneficial Owners" and the information included therein is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Information regarding certain relationships and related transactions is included in the Registrant's Proxy Statement under the heading "Transactions with Certain Related Persons" and the information included therein is incorporated herein by reference.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

         (a)(1)   INDEX TO FINANCIAL STATEMENTS

         The consolidated financial statements of the Registrant and its subsidiaries as required by Item 8 are filed as a part of this document. See "Index to Consolidated Financial Statements" on Page F-1.

         (a)(2)   FINANCIAL STATEMENT SCHEDULES

         All financial statement schedules as required by Item 8 and Item 14 of Form 10-K have been omitted because the information requested is either not applicable or has been included in the consolidated financial statements or notes thereto.

         (a)(3)   EXHIBITS

         The following exhibits are either filed as part of this report or are incorporated herein by reference:

           3.1 Restated Certificate of Incorporation, as amended (incorporated by reference to Registrant's Registration Statement on Form S-1, Registration No. 333-42827).
           3.2 Restated By-laws, as amended (incorporated by reference to Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998, File No. 0-29652).
           4.1 Specimen Common Stock Certificate (incorporated by reference to Registrant's Registration Statement on Form S-1, Registration No. 333-42827).
          10.1 $18.0 million Revolving Loan Agreement dated as of May 1, 1995, between the Company and LaSalle National Bank, as amended (incorporated by reference to Registrant's Registration Statement on Form S-1, Registration No. 333-42827).
          10.2 $4.0 million Revolving Loan Agreement dated as of May 1, 1995, between Midwest One Mortgage Services, Inc. and LaSalle National Bank (incorporated by reference to Registrant's Registration Statement on Form S-1, Registration No. 333-42827).
         *10.3 Midwest Banc Holdings, Inc. 1996 Stock Option Plan (incorporated by reference to Registrant's Registration Statement on Form S-1, Registration No. 333-42827).
         *10.4    Amendment to the Midwest Banc Holdings, Inc. 1996
                  Stock Option Plan.
         *10.5    Form  of  Transitional   Employment   Agreements
                  (incorporated by reference to Registrant's Registration Statement on Form S-1, Registration No. 333-42827).
          10.6 Lease dated as of December 24, 1958, between Western National Bank of Cicero and Midwest Bank and Trust Company, as amended (incorporated by reference to Registrant's Registration Statement on Form S-1, Registration No.
                  333-42827).
          10.7 Britannica Centre Lease dated as of May 1, 1994, between Chicago Title and Trust Company, as Trustee under Trust Agreement dated November 2, 1977, and known as Trust No. 1070932, and Midwest Bank & Trust Company (incorporated by reference to Registrant's Registration Statement on Form S-1, Registration No. 333-42827).
          10.8 Lease dated as of March 20, 1996, between Grove Lodge No. 824 Ancient Free and Accepted Masons and Midwest Bank of Hinsdale (incorporated by reference to Registrant's Registration Statement on Form S-1, Registration No.
                  333-42827).
          10.9 Office Lease undated between Grove Lodge No. 824 Ancient Free and Accepted masons and Midwest Bank of Hinsdale (incorporated by reference to Registrant's Registration Statement on Form S-1, Registration No. 333-42827).
         10.10 Credit Agreement as of January 30,1998, between the Company, Midwest One Mortgage Services, Inc. and Harris Trust & Savings Bank (incorporated by reference to Registrant's Registration Statement on Form S-1, Registration No. 333-42827).
          21.1 Subsidiaries (incorporated by reference to Registrant's Registration Statement on Form S-1, Registration No. 333-42827).
          23.1    Consent of Crowe, Chizek and Company LLP.
          24.1    Power of Attorney (included on signature page).
          27.1    Financial Data Schedule

         (B)      REPORTS ON FORM 8-K

                  None.

---------------
* Indicates management contracts on compensatory plans or arrangements required to be filed as an exhibit.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      MIDWEST BANC HOLDINGS, INC.

Date:  March 24, 1999                 BY: /s/ Robert L. Woods
                                          ------------------------------
                                          Robert L. Woods
                                          President and Chief Executive Officer

         Each person whose signature appears below constitutes and appoints Robert L. Woods and Edward H. Sibbald his true and law attorneys-in-fact and agents, each acting alone, with full powers of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any or all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in order to effectuate such registration process, as fully for all intents and purposes as he might or could do in person, thereby ratifying and confirming all that said attorneys-in-fact and agents, and each of them, or his substitutes, may lawfully do or cause to be done by virtue hereof.

         Pursuant to the requirements of the Securities Exchange Act of 1933, this report has been signed below by the following persons on behalf in the capacities and on the dates indicated:



                   SIGNATURE                                         TITLE                              DATE
                   ---------                                         -----                              ----
   /s/ E.V. Silveri
--------------------------------------------                    Chairman of the Board,              March 24, 1999
                E.V. Silveri                                         Director

   /s/ Robert L. Woods
--------------------------------------------              President, Chief Executive Officer        March 24, 1999
               Robert L. Woods                                      and Director

   /s/ Angelo A. DiPaolo
--------------------------------------------                         Director                       March 24, 1999
              Angelo A. DiPaolo

   /s/ Daniel Nagle
--------------------------------------------                         Director                       March 24, 1999
                Daniel Nagle

   /s/ Joseph Rizza
--------------------------------------------                         Director                       March 24, 1999
                Joseph Rizza

   /s/ LeRoy Rosasco
--------------------------------------------                         Director                       March 24, 1999
                LeRoy Rosasco

   /s/ Robert D. Small
--------------------------------------------                         Director                       March 24, 1999
                Robert D. Small

   /s/ Leon Wolin
--------------------------------------------                         Director                       March 24, 1999
                 Leon Wolin

   /s/ Edward H. Sibbald
--------------------------------------------                   Executive Vice President             March 24, 1999
              Edward H. Sibbald                               and Chief Financial Officer

   /s/ Daniel R. Kadolph
--------------------------------------------                Vice President, Comptroller             March 24, 1999
              Daniel R. Kadolph                                     and Treasurer


                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                             MIDWEST HOLDINGS, INC.




                                                                                                               PAGE

Report of Crowe, Chizek and Company LLP, Independent Auditors...................................................F-2

Consolidated Balance Sheets as of December 31, 1998 and 1997....................................................F-3

Consolidated Statements of Income for the years ended December 31, 1998, 1997 and 1996..........................F-4

Consolidated Statements of Stockholders' Equity for the years ended December 31, 1998,
    1997 and 1996...............................................................................................F-5

Consolidated Statements of Cash Flows for the years ended December 31, 1998, 1997 and 1996......................F-6

Notes to Consolidated Financial Statements......................................................................F-7


                             [CROWE CHIZEK LOGO]


                         REPORT OF INDEPENDENT AUDITORS



To the Shareholders and Board of Directors
Midwest Banc Holdings, Inc.


We have audited the accompanying consolidated balance sheets of Midwest Banc Holdings, Inc. and Subsidiaries as of December 31, 1998 and 1997, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Midwest Banc Holdings, Inc. and Subsidiaries at December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles.


                                             /s/ Crowe, Chizek and Company LLP



Oak Brook, Illinois
January 15, 1999






CONSOLIDATED BALANCE SHEETS


December 31,  (In thousands, except share and per share data)          1998          1997
----------------------------------------------------------------------------------------------
ASSETS
Cash and cash equivalents ...................................     $    40,253      $    34,471
Securities available-for-sale ...............................         458,331          343,115
Trading account securities ..................................              --            5,008
Securities held-to-maturity (fair value: 1998 - $24,034;
  1997 - $16,480) ...........................................          23,598           16,233
Loans .......................................................         521,880          488,099
Allowance for loan losses ...................................          (6,576)          (6,143)
                                                                  -----------      -----------
    Net loans ...............................................         515,304          481,956
Bank premises and equipment, net ............................          17,597           14,863
Goodwill ....................................................           2,610            2,424
Other assets ................................................          13,621           10,572
                                                                  -----------      -----------

    Total assets ............................................     $ 1,071,314      $   908,642
                                                                  ===========      ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
    Deposits
       Noninterest-bearing ..................................     $   114,566      $   102,080
       Interest-bearing .....................................         754,586          692,282
                                                                  -----------      -----------
          Total deposits ....................................         869,152          794,362
    Securities sold under agreements to repurchase
      and federal funds purchased ...........................          10,469           12,992
    Advances from the Federal Home Loan Bank ................         101,000           26,000
    Notes payable and other borrowings ......................           6,800           16,575
    Other liabilities .......................................           6,264            5,753
                                                                  -----------      -----------
       Total liabilities ....................................         993,685          855,682

Stockholders' equity
    Preferred stock; par value $.01 per share; authorized
      1,000,000 shares; none issued .........................              --               --
    Common stock ............................................             114              101
    Surplus .................................................          29,704           12,620
    Retained earnings .......................................          48,795           40,026
    Accumulated other comprehensive income ..................            (522)             675
    Treasury stock, at cost (100,000 shares in 1998 and 1997)            (462)            (462)
                                                                  -----------      -----------
       Total stockholders' equity ...........................          77,629           52,960
                                                                  -----------      -----------

       Total liabilities and stockholders' equity ...........     $ 1,071,314      $   908,642
                                                                  ===========      ===========




See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME



Year Ended December 31, (In thousands, except per share data)    1998             1997            1996
-------------------------------------------------------------------------------------------------------
Interest income
    Loans .............................................         $47,725         $44,048         $36,607
    Securities
       Taxable ........................................          25,098          21,719          19,554
       Exempt from federal income taxes ...............           1,353           1,042             939
    Trading account securities ........................             170              73              21
    Federal funds sold and other short-term investments             481             444             177
                                                                -------         -------         -------
       Total interest income ..........................          74,827          67,326          57,298

Interest expense
    Deposits ..........................................          36,038          32,617          26,796
    Advances from the Federal Home Loan Bank ..........           4,031           1,085             211
Notes payable and other borrowings ....................             945           1,609           1,911
                                                                -------         -------         -------
          Total interest expense ......................          41,014          35,311          28,918
                                                                -------         -------         -------


NET INTEREST INCOME ...................................          33,813          32,015          28,380

Provision for loan losses .............................           1,326           2,454           1,718
                                                                -------         -------         -------


NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES ...          32,487          29,561          26,662

Other income
    Service charges on deposit accounts ...............           3,051           2,782           2,440
    Gains on securities transactions ..................           1,111             729             181
    Net trading account profits .......................              24             159             174
    Mortgage loan origination fees ....................           1,058             564             363
    Trust income ......................................             675             579             525
    Other income ......................................             868             750             727
                                                                -------         -------         -------
       Total other income .............................           6,787           5,563           4,410

Other expenses
    Salaries and employee benefits ....................          13,301          12,213          11,180
    Occupancy and equipment expense ...................           3,761           3,288           3,236
    Professional services .............................           1,220           1,124             866
    Marketing .........................................             791             721             713
    Other expenses ....................................           3,822           3,730           3,172
                                                                -------         -------         -------
       Total other expenses ...........................          22,895          21,076          19,167
                                                                -------         -------         -------


INCOME BEFORE INCOME TAXES ............................          16,379          14,048          11,905

Provision for income taxes ............................           5,974           5,537           4,597
                                                                -------         -------         -------


NET INCOME ............................................         $10,405         $ 8,511         $ 7,308
                                                                =======         =======         =======

Earnings per share ....................................         $   .94         $   .85         $   .73
                                                                =======         =======         =======



See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY





                                                                                             Accumulated                  Total
                                                                                                Other                     Stock-
                                                     Common                    Retained    Comprehensive     Treasury    holders'
(In thousands, except share and per share data)      Stock         Surplus      Earnings       Income         Stock       Equity
----------------------------------------------------------------------------------------------------------------------------------


Balance, January 1, 1996 .....................     $  3,437      $ 10,423      $ 28,174      $    807      $ (4,454)     $ 38,387

Cash dividends declared ($0.055 per share) ...           --            --          (550)           --            --          (550)
Purchase 151,880 shares of treasury stock ....           --            --            --            --        (1,117)       (1,117)
Sale of 150,308 shares of treasury stock .....           --            66            --            --         1,052         1,118

Comprehensive income
    Net income ...............................           --            --         7,308            --            --         7,308
    Net decrease in fair value of securities
      classified as available-for-sale, net of
      income taxes and reclassification
      adjustments ............................           --            --            --        (2,184)           --        (2,184)
                                                                                                                         --------
       Total comprehensive income ............        5,124
                                                   --------      --------      --------      --------      --------      --------

Balance, December 31, 1996 ...................        3,437        10,489        34,932        (1,377)       (4,519)       42,962

Cash dividends declared ($0.055 per share) ...           --            --          (551)           --            --
                                                                                                                             (551)
Recapitalization .............................       (3,327)        3,327            --            --            --            --
Purchase 226,212 shares of treasury stock ....           --            --            --            --        (2,062)       (2,062)
Sale of 224,740 shares of treasury stock .....           --            18            --            --         2,030         2,048
Retirement of 885,608 shares of common
  stock held in treasury .....................           (9)       (1,214)       (2,866)           --         4,089            --

Comprehensive income
    Net income ...............................           --            --         8,511            --            --         8,511
    Net increase in fair value of securities
      classified as available-for-sale, net of
      income taxes and reclassification
      adjustments ............................           --            --            --         2,052            --         2,052
                                                                                                                         --------
       Total comprehensive income ............       10,563
                                                   --------      --------      --------      --------      --------      --------

Balance, December 31, 1997 ...................          101        12,620        40,026           675          (462)       52,960

Cash dividends declared ($.145 per share) ....           --            --        (1,636)           --            --        (1,636)
Issuance of common stock .....................           13        17,084            --            --            --        17,097

Comprehensive income
    Net income ...............................           --            --        10,405            --            --        10,405
    Net decrease in fair value of securities
      classified as available-for-sale, net of
      income taxes and reclassification
      adjustments ............................           --            --            --        (1,197)           --        (1,197)
                                                                                                                         --------
       Total comprehensive income ............                                                                              9,208
                                                   --------      --------      --------      --------      --------      --------

Balance, December 31, 1998 ...................     $    114      $ 29,704      $ 48,795      $   (522)     $   (462)     $ 77,629
                                                   ========      ========      ========      ========      ========      ========

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS





Year Ended December 31, (In thousands)                                            1998             1997             1996
--------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
    Net income ........................................................       $  10,405        $   8,511        $   7,308
    Adjustments to reconcile net income to net cash provided by operating activities
       Depreciation ...................................................           1,964            1,645            1,692
       Provision for loan losses ......................................           1,326            2,454            1,718
       Proceeds from sales of trading account securities, net .........           5,032           (4,917)             175
       Net gain on sales of securities ................................          (1,111)            (729)            (181)
       Net gain on sales of trading account securities ................             (24)            (159)            (174)
       Net real estate loans originated for sale ......................           5,781           (2,448)            (418)
       Deferred income taxes ..........................................             (98)            (474)              35
       Increase in other assets .......................................          (2,374)          (1,368)          (2,062)
       Increase in other liabilities ..................................             511            1,336            1,400
                                                                              ---------        ---------        ---------
          Net cash provided by operating activities ...................          21,412            3,851            9,493

CASH FLOWS FROM INVESTING ACTIVITIES
    Proceeds from sales and maturities of securities available-for-sale         285,131           98,928           68,079
    Principal payments on securities ..................................         140,959           41,028           40,172
    Purchase of securities available-for-sale .........................        (541,842)        (185,595)        (171,086)
    Purchase of securities held-to-maturity ...........................          (9,023)          (3,631)          (3,114)
    Maturities of securities held-to-maturity .........................           1,345            1,052            1,172
    Net increase in loans .............................................         (40,455)         (64,996)         (61,717)
    Property and equipment expenditures ...............................          (4,698)          (2,136)          (3,323)
                                                                              ---------        ---------        ---------
       Net cash used in investing activities ..........................        (168,583)        (115,350)        (129,817)

CASH FLOWS FROM FINANCING ACTIVITIES
    Net increase in deposits ..........................................          74,790           93,157          110,534
    Bank borrowings ...................................................         117,120           65,704           20,608
    Payments on bank borrowings .......................................         (51,895)         (50,624)          (9,190)
    Issuance of common stock ..........................................          17,097               --               --
    Dividends paid ....................................................          (1,636)            (551)            (550)
    Change in securities sold under agreements to repurchase
      and federal funds purchased .....................................          (2,523)           3,001           (2,174)
    Treasury stock sales (purchases), net .............................              --              (14)               1
                                                                              ---------        ---------        ---------
       Net cash provided by financing activities ......................         152,953          110,673          119,229
                                                                              ---------        ---------        ---------

Increase (decrease) in cash and cash equivalents ......................           5,782             (826)          (1,095)

Cash and cash equivalents at beginning of year ........................          34,471           35,297           36,392
                                                                              ---------        ---------        ---------

CASH AND CASH EQUIVALENTS AT END OF YEAR ..............................       $  40,253        $  34,471        $  35,297
                                                                              =========        =========        =========

Supplemental disclosures of cash flow information
    Cash paid during the period for
       Interest .......................................................       $  40,692        $  35,126        $  28,291
       Income taxes ...................................................           6,347            4,516            4,352



See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 1998 and 1997

NOTE 1 - NATURE OF OPERATIONS

Midwest Banc Holdings, Inc. (Midwest Banc or the Corporation) is a bank holding company organized under the laws of the State of Delaware. Through its commercial bank and nonbank subsidiaries, the Corporation provides a full line of financial services to corporate and individual customers in the greater Chicago metropolitan area and in Warren, Knox, and Henderson Counties in western Illinois. These services include demand, time, and savings deposits; lending; mortgage banking; insurance products; and trust services. While the Corporation's management monitors the revenue streams of the various products and services, operations are managed and financial performance is evaluated on a Corporation-wide basis. Accordingly, all of the Corporation's banking operations are considered by management to be aggregated in one reportable operating segment.


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation: The consolidated financial statements of Midwest Banc include the accounts of Midwest Banc and its wholly-owned subsidiaries, Midwest Bank and Trust Company, Midwest Bank, Midwest Bank of McHenry County, Midwest Bank of Western Illinois (formerly The National Bank of Monmouth), and First Midwest Data Corp.
Significant intercompany balances and transactions have been eliminated.

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles and with general practices in the banking industry. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Securities: Securities are classified as held-to-maturity when the Corporation has the ability and management has the positive intent to hold those securities to maturity. Accordingly, they are stated at cost adjusted for amortization of premiums and accretion of discounts. Securities are classified as available-for-sale when the Corporation may decide to sell those securities for changes in market interest rates, liquidity needs, changes in yields or alternative investments, and for other reasons. They are carried at fair value with unrealized gains and losses, net of taxes, reported in other comprehensive income. Interest income is reported net of amortization of premium and accretion of discount. Realized gains and losses on disposition of securities available-for-sale are based on the net proceeds and the adjusted carrying amount of the securities sold, using the specific identification method. Trading account securities are carried at fair value. Realized and unrealized gains and losses on trading account securities are recognized in the statement of income as they occur.

Loans: Loans are stated net of the allowance for loan losses and unearned discount. Impaired loans are carried at the present value of expected future cash flows or the fair value of the related collateral, if the loan is considered to be collateral dependent. Interest on loans is included in interest income over the term of the loan based upon the principal balance outstanding. Where serious doubt exists as to the collectibility of a loan, the accrual of interest is discontinued. Loan fees and direct loan origination costs are deferred and amortized over the term of the loan as a yield adjustment.

Mortgage loans originated and intended for sale in the secondary market are carried at the lower of cost, net of deferred loan fees, or estimated fair value in the aggregate.

Allowance for Loan Losses: An allowance for loan losses has been established to provide for the probability that some loans may not be repaid in their entirety. The allowance is increased by provisions for loan losses charged to expense and decreased by charge-offs, net of recoveries. Although a loan is charged off by management when deemed uncollectible, collection efforts may continue and future recoveries may occur.

The allowance is maintained by management at a level considered adequate to cover losses that are currently anticipated based on past loss experience, general economic conditions, information about specific borrower situations (including their financial position and collateral values), and other factors and estimates which are subject to change over time. Estimating the risk of loss and the amount of loss on any loan is necessarily subjective and ultimate losses may vary from current estimates. These estimates are reviewed periodically and as adjustments become necessary, they are reported in earnings in the periods in which they become known.


                                                                       continued

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 1998 and 1997

NOTE 2 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES continued

Loans are considered impaired if it is probable that full principal or interest payments will not be collected as scheduled in the loan agreement. Each impaired loan is carried at the present value of expected cash flows discounted at the loan's effective interest rate or at the fair value of the collateral if the loan is collateral dependent. A portion of the allowance for loan losses is allocated to an impaired loan if the present value of cash flows or collateral value indicate the need for an allowance.

Smaller balance homogeneous loans are evaluated for impairment in total. Such loans include residential first mortgage loans secured by one-to-four-family residences; residential construction loans; and automobile, home equity, and second mortgage loans. Commercial loans and mortgage loans secured by other properties are evaluated individually for impairment.

Bank Premises and Equipment: Bank premises and equipment are stated at cost, less accumulated depreciation and amortization. Provisions for depreciation and amortization, included in operating expenses, are computed on the straight-line method over the estimated useful lives of the assets. The cost of maintenance and repairs is charged to income as incurred; significant repairs are capitalized.

Goodwill and Core Deposit Intangibles: Goodwill and core deposit intangibles, included in other assets, result from the application of purchase accounting principles to the acquisition of subsidiaries. Goodwill represents the excess of acquisition cost over the fair value of net assets of subsidiary banks and is amortized over periods ranging from 10 to 25 years using the straight-line method.

Income Taxes: Deferred tax assets and liabilities are recognized for temporary differences between the financial reporting basis and the tax basis of the Corporation's assets and liabilities and expected benefits of operating loss carryforwards and credit carryforwards. Deferred taxes are recognized for the estimated taxes ultimately payable or recoverable based on enacted tax laws. Changes in enacted tax rates and laws will be reflected in the financial statements in the periods they occur.

Comprehensive Income: Effective January 1, 1998 the Corporation retroactively adopted the provisions of Statement of Financial Accounting Standards No. 130 which requires comprehensive income to be reported for all periods. Comprehensive income includes both net income and other comprehensive income elements, including the change in unrealized gains and losses on securities available-for-sale, net of tax.

New Accounting Pronouncements: Beginning January 1, 2000, a new accounting standard will require all derivatives to be recorded at fair value. Unless designated as hedges, changes in these fair values will be recorded in the income statement. Fair value changes involving hedges will generally be recorded by offsetting gains and losses on the hedge and on the hedged item, even if the fair value of the hedged item is not otherwise recorded. This is not expected to have a material effect but will depend on derivative holdings when this standard is first adopted.

Mortgage loans originated in mortgage banking are converted into securities on occasion. A new accounting standard for 1999 will allow classifying these securities as available-for-sale, trading, or held-to-maturity, instead of the current requirement to classify as trading. This is not expected to have a material effect but the effect will vary depending on the level and designation of securitizations as well as on market price movements.

Earnings Per Share: Earnings per share (EPS) is computed under the provisions of Statement of Financial Accounting Standards No. 128, "Earnings Per Share," which was adopted retroactively by the Corporation at December 31, 1997. Amounts reported as EPS for each of the three years in the period ended December 31, 1998 reflect the earnings available to common stockholders for the year divided by the weighted average number of common shares outstanding during the year. The weighted average number of common shares outstanding for the years ended December 31, 1998, 1997, and 1996 was 11,091,716; 10,017,025; and 10,006,438,
respectively. Stock options granted during 1998, 1997, and 1996 had no effect on earnings per share.

Statement of Cash Flows: Amounts due from banks, federal funds sold, and all highly liquid debt instruments purchased with a maturity of three months or less are considered to be cash equivalents. Loan disbursements and collections, repurchase agreements and transactions in deposit accounts are reported net.


                                                                       continued

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 1998 and 1997


NOTE 3 - SECURITIES

The amortized cost and fair value of securities available-for-sale and held-to-maturity are as follows:




                                                                            Gross          Gross
                                                            Amortized     Unrealized     Unrealized          Fair
December 31, 1998  (In thousands)                             Cost           Gains         Losses           Value
------------------------------------------------------------------------------------------------------------------
Securities available-for-sale
     U.S. Treasury securities and obligations of U.S.
       government agencies ..........................       $  2,000       $     --       $   (130)       $  1,870
     Obligations of states and political subdivisions          6,911             93             --           7,004
     Mortgage-backed securities .....................        432,940            587         (1,226)        432,301
     Collateralized mortgage obligations ............          5,811             --            (26)          5,785
     Equity securities ..............................         11,523            101           (253)         11,371
                                                            --------       --------       --------        --------

         Total securities available-for-sale ........       $459,185       $    781       $ (1,635)       $458,331
                                                            ========       ========       ========        ========

Securities held-to-maturity
     Obligations of states and political subdivisions       $ 23,598       $    447       $    (11)       $ 24,034
                                                            ========       ========       ========        ========


                                                                             Gross          Gross
                                                            Amortized      Unrealized     Unrealized          Fair
December 31, 1997  (In thousands)                             Cost            Gains         Losses           Value
------------------------------------------------------------------------------------------------------------------

Securities available-for-sale
     U.S. Treasury securities and obligations of U.S.
       government agencies ..........................       $  6,499       $     --       $   (245)       $  6,254
     Obligations of states and political subdivisions          7,555             47             (6)          7,596
     Mortgage-backed securities .....................        313,152          2,273           (845)        314,580
     Collateralized mortgage obligations ............          7,558             --           (179)          7,379
     Equity securities ..............................          7,245             61             --           7,306
                                                            --------       --------       --------        --------

         Total securities available-for-sale ........       $342,009       $  2,381       $ (1,275)       $343,115
                                                            ========       ========       ========        ========

Securities held-to-maturity
     Obligations of states and political subdivisions       $ 16,233       $    258       $    (11)       $ 16,480
                                                            ========       ========       ========        ========


                                                                       continued

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 1998 and 1997

NOTE 3 SECURITIES continued

The amortized cost and fair value of debt securities by contractual maturity at December 31, 1998 are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.



                                                         Amortized         Fair
(In thousands)                                             Cost            Value
---------------------------------------------------------------------------------
Securities available-for-sale
     Due in one year or less .....................       $  1,005       $  1,009
     Due after one year through five years .......          7,243          7,197
     Due after five years through ten years ......            663            668
                                                         --------       --------
                                                            8,911          8,874
     Mortgage-backed securities and collateralized
       mortgage obligations ......................        438,751        438,086
                                                         --------       --------
         Total debt securities ...................        447,662        446,960
     Equity securities ...........................         11,523         11,371
                                                         --------       --------

         Total securities available-for-sale .....       $459,185       $458,331
                                                         ========       ========

Securities held-to-maturity
     Due in one year or less .....................       $  4,241       $  4,275
     Due after one year through five years .......         15,061         15,415
     Due after five years through ten years ......          4,296          4,344
                                                         --------       --------

         Total securities held-to-maturity .......       $ 23,598       $ 24,034
                                                         ========       ========

Proceeds from sales of securities available-for-sale and the realized gross gains and losses are as follows:


Year Ended December 31, (In thousands)            1998                  1997                     1996
------------------------------------------------------------------------------------------------------


Proceeds from sales...................        $ 283,011              $  98,383              $  68,079
Gross realized gains..................            1,593                  1,010                    536
Gross realized losses.................             (482)                  (281)                  (355)


Securities with an approximate carrying value of $150,783,000 and $94,209,000 at December 31, 1998 and 1997, respectively, were pledged to secure public deposits, borrowings, and for other purposes as required or permitted by law. Included in securities pledged at December 31, 1998 and 1997 are $89,809,000 and $29,705,000, respectively, which have been pledged for FHLB borrowings.


                                                                       continued

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 1998 and 1997


NOTE 4 - FAIR VALUE OF FINANCIAL INSTRUMENTS

Corporations are required to disclose fair value information about their financial instruments. The fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. The methods and assumptions used to determine fair values for each class of financial instruments are presented below.

      Cash and Cash Equivalents: Cash and cash equivalents are reported in the balance sheet at amounts which approximate their fair value.

      Securities: Fair values for securities are determined from quoted market prices if available. For unquoted securities, the reported fair value is estimated on the basis of financial and other information.

      Loans: Fair values of loans have been determined by calculating the present value of future cash flows at current rates for similar loans which would be made to borrowers with similar credit ratings and the same remaining maturities. Loan prepayments are assumed to occur at the same rate as in previous periods in which interest rates were at levels similar to current levels.

      Deposit Liabilities: Fair value of deposit liabilities with stated maturities have been calculated at the present value of future cash flows using rates which approximate current market rates for similar instruments. Fair values of demand deposits are equal to the respective amounts due on demand. The carrying amount for variable rate instruments approximates fair value.

      Securities Sold Under Agreements to Repurchase, Federal Funds Purchased, Other Borrowings, and Long-Term and Short-Term Debt: Liabilities with stated maturities have been calculated at present values of future cash flows using rates which approximate market rates for similar instruments. The carrying amount for liabilities with no stated maturities approximates estimated fair value.

      Accrued Interest Receivable and Payable: Fair value for accrued interest receivable and payable approximates the carrying amount.

      Commitments to Extend Credit and Standby Letters of Credit: The fair value of commitments is estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreement and the present creditworthiness of the counterparties. For fixed-rate loan commitments, fair value also considers the difference between current levels of interest rates and the committed rates. The fair value of letters of credit is based on fees currently charged for similar agreements or on the estimated cost to terminate them or otherwise settle the obligations with the counterparties at the reporting date. The fair value of these commitments is not material.



                                                                       continued

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 1998 and 1997

The estimated fair values of the Corporation's financial instruments were as follows:




                                                        1998                                 1997
                                             --------------------------           --------------------------
                                             Carrying         Estimated              Carrying       Estimated
December 31, (In thousands)                   Amount          Fair Value             Amount        Fair Value
------------------------------------------------------------------------------------------------------------
Financial assets
     Cash and cash equivalents ...         $  40,253          $  40,253          $  34,471          $  34,471
     Securities available-for-sale           458,331            458,331            343,115            343,115
     Trading account securities ..                --                 --              5,008              5,008
     Securities held-to-maturity .            23,598             24,034             16,233             16,480
     Loans, net of allowance for
       loan losses ...............           515,304            516,676            481,956            480,035
     Accrued interest receivable .             7,377              7,377              6,018              6,018

Financial liabilities
     Deposits
         Noninterest-bearing .....         $(114,566)         $(114,566)         $(102,080)         $(102,080)
         Interest-bearing ........          (754,586)          (756,990)          (692,282)          (692,698)
     Securities sold under
       agreements to repurchase
       and federal funds purchased           (10,469)           (10,469)           (12,992)           (12,992)
     Borrowings ..................          (107,800)          (109,763)           (42,575)           (42,470)
     Accrued interest payable ....            (2,518)            (2,518)            (2,196)            (2,196)


Other assets and liabilities of the Corporation not defined as financial instruments, such as property and equipment, are not included in the above disclosures. Also not included are nonfinancial instruments typically not recognized in financial statements such as the value of core deposits, loan servicing rights, customer goodwill, and similar items.

There is no ready market for a significant portion of the Corporation's financial instruments. Accordingly, fair values are based on various factors relative to expected loss experience, current economic conditions, risk characteristics, and other factors. The assumptions and estimates used in the fair value determination process are subjective in nature and involve uncertainties and significant judgment, and therefore, fair values cannot be determined with precision. Changes in assumptions could significantly affect these estimated values.

                                                                       continued

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 1998 and 1997


NOTE 5 - LOANS

Major classifications of loans are summarized as follows:




December 31, (In thousands)             1998              1997
                                        ----              ----

     Commercial..................   $ 148,081          $ 140,815
     Commercial real estate......     229,489            212,184
     Agricultural................      33,231             24,065
     Consumer real estate........      95,604             93,338
     Consumer installment........      16,128             18,811
                                    ---------          ---------
         Total loans, gross......     522,533            489,213
     Unearned discount...........        (653)            (1,114)
                                    ---------          ---------

         Total loans.............   $ 521,880          $ 488,099
                                    =========          =========


Included in consumer real estate are $3,829,000 and $6,627,000 of loans held for sale at December 31, 1998 and 1997, respectively.


NOTE 6 - ALLOWANCE FOR LOAN LOSSES

The following is a summary of changes in the allowance for loan losses:


Year Ended December 31, (In thousands)                                                 1998            1997            1996
-----------------------------------------------------------------------------------------------------------------------------
Balance at beginning of period ............................................         $ 6,143          $ 5,342          $ 4,603
Provision for loan losses .................................................           1,326            2,454            1,718
Loans charged off .........................................................          (1,168)          (1,858)          (1,298)
Recoveries on loans previously charged off ................................             275              205              319
                                                                                    -------          -------          -------


    Balance at end of period ..............................................         $ 6,576          $ 6,143          $ 5,342
                                                                                    =======          =======          =======


A portion of the allowance for loan losses is allocated to impaired loans. Information with respect to impaired loans and the related allowance for loan losses is as follows:




December 31 (In thousands)                                      1998           1997
------------------------------------------------------------------------------------

Impaired loans for which no allowance for loan losses
  is allocated .......................................         $  950         $1,346
Impaired loans with an allocation of the allowance for
  loan losses ........................................          1,906            775
                                                               ------         ------

    Total impaired loans .............................         $2,856         $2,121
                                                               ======         ======

Allowance for loan losses allocated to impaired loans          $  849         $  642
                                                               ======         ======



 Year Ended December 31,(In thousands)                1998            1997          1996
 -----------------------------------------------------------------------------------------
Average impaired loans .....................         $2,479         $3,172         $3,988
Interest income recognized on impaired loans            148            208            391
Interest income recognized on impaired loans
  on a cash basis ..........................             92            206            380

Interest payments on impaired loans are generally applied to principal, unless loan principal is considered to be fully collectible, in which case interest is recognized on the cash basis.



                                     F-13
                                                                       continued

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 1998 and 1997

NOTE 7 - BANK PREMISES AND EQUIPMENT

Bank premises and equipment are summarized as follows:


December 31, (In thousands)                                                            1998             1997
                                                                                       ----             ----

     Land and improvements.................................................         $     4,388    $     4,035
     Building and improvements.............................................              16,739         13,978
     Furniture and equipment...............................................              11,926         10,325
                                                                                    -----------    -----------
         Total cost........................................................              33,053         28,338
         Accumulated depreciation..........................................             (15,456)       (13,475)
                                                                                    -----------    -----------

              Bank premises and equipment, net.............................         $    17,597    $    14,863
                                                                                    ===========    ===========


Depreciation and amortization charged to expense for the years ended December 31, 1998, 1997, and 1996 approximated $1,964,000, $1,645,000, and $1,692,000, respectively. Occupancy expense has been reduced by approximately $693,000, $731,000, and $723,000, for the years ended December 31, 1998, 1997, and 1996, respectively, for rental income from leased premises.


NOTE 8 - INCOME TAXES

The provision for income taxes, included in the statements of income, consists of the following:



Year Ended December 31, (In thousands)          1998             1997            1996
----------------------------------------------------------------------------------------
Current
    Federal..............................    $ 4,934          $ 4,941          $ 3,700
    State................................      1,138            1,070              862
Deferred.................................        (98)            (474)              35
                                             -------          -------          -------

    Total provision for income taxes.....    $ 5,974          $ 5,537          $ 4,597
                                             =======          =======          =======

The difference between the provision for income taxes in the financial statements and amounts computed by applying the current federal income tax rate of 34% to income before income taxes is reconciled as follows:



Year Ended December 31, (In thousands)                    1998            1997             1996
------------------------------------------------------------------------------------------------


Income taxes computed at the statutory rate........    $ 5,569          $ 4,793          $ 4,048
Tax-exempt interest income on securities
  and loans........................................       (446)            (377)            (375)
Non-deductible purchase accounting adjustments.....         81               81               68
State income taxes, net of federal tax benefit.....        724            1,035              833
Other..............................................         46                5               23
                                                       -------          -------          -------

    Total provision for income taxes...............    $ 5,974          $ 5,537          $ 4,597
                                                       =======          =======          =======

                                                                       continued

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 1998 and 1997

The net deferred tax asset, included in other assets in the accompanying balance sheets, consisted of the following components:



December 31, (In thousands)                                     1998             1997
--------------------------------------------------------------------------------------
Gross deferred tax assets
     Unrealized loss on securities available-for-sale ...     $   332          $    --
     Allowance for loan losses ..........................       2,547            2,380
     State operating loss carryforwards .................          95              125
     Other real estate ..................................          23               35
                                                              -------          -------
         Total gross deferred tax assets ................       2,997            2,540
Gross deferred tax liabilities
     Depreciation .......................................        (164)            (120)
     Unrealized gain on securities available-for-sale ...          --             (431)
     Purchase accounting adjustments ....................          --               (2)
     Deferred loan fees .................................        (133)            (148)
                                                              -------          -------
         Total gross deferred tax liabilities ...........        (297)            (701)
                                                              -------          -------

              Net deferred tax asset ....................     $ 2,700          $ 1,839
                                                              =======          =======


NOTE 9 - ADVANCES FROM THE FEDERAL HOME LOAN BANK

Advances from the Federal Home Loan Bank are summarized as follows:



                                                                 1998                       1997
                                                       ----------------------------------------------------
                                                       Weighted                     Weighted
                                                        Average                      Average
December 31, (in thousands)                             Rate           Amount        Rate            Amount
-----------------------------------------------------------------------------------------------------------
Short-Term Borrowings
    Advances from the Federal Home Loan Bank due
1998 ...............................................      -%     $   --             6.21%      $5,000
1999 ...............................................   5.73       2,000               --           --
----                                                   ----       -----             ----        -----


                                                       5.73       2,000             6.21%       5,000
                                                       ----       -----             ----        -----

Long-Term Borrowings
    Advances from the Federal Home Loan Bank due
     1999 ...........................................     -%     $   --             5.73%      $2,000
     2000 ...........................................   5.48      7,000             5.48        7,000
     2001 ...........................................   4.85      3,000               --           --
     2002 ...........................................   5.39     12,000             5.39       12,000
     2008 ...........................................   4.92     77,000               --           --
                                                        ----     ------             ----       ------

                                                        5.01     99,000             5.45       21,000
                                                        ----     ------             ----       ------

Total ...............................................   5.03   $101,000             5.60     $ 26,000
                                                        ====   ========             ====     ========



Where required, the FHLB advances are secured by mortgage-backed securities and unspecified mortgage loans.

                                                                      continued

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 1998 and 1997

NOTE 10 - NOTES PAYABLE

Notes payable consisted of the following:


December 31,  (Table amounts in thousands)                                           1998            1997
---------------------------------------------------------------------------------------------------------
Revolving line of credit ($20,000,000); maturing on January 30, 2000;
interest payments due quarterly plus interest at the 6 month LIBOR plus 95 basis points or prime rate (6.0% at December 31, 1998); secured by all
common stock of the subsidiary banks ......................................         $ 4,000         $12,350

Revolving warehouse line of credit ($5,000,000); maturing on January 30,
2000; interest payable monthly at the 30, 60, or 90 day LIBOR plus 95 basis points or prime rate (5.92% at December 31, 1998); secured by common stock
of all subsidiary banks ...................................................         $ 2,500         $ 4,000

Noninterest-bearing note payable issued to acquire Porter Insurance
Company; principal due in the amount of $75,000 on October 31, 1999
and 2000 ..................................................................             150              --

Note payable issued to purchase property for Midwest Bank; recorded at an imputed interest rate of 11.61%; principal payments of $75,000 due
August 31 of each year through the year 2000 ..............................             150             225
                                                                                    -------         -------


                                                                                    $ 6,800         $16,575
                                                                                    =======         =======


The revolving lines of credit include the following covenants: (1) the banks must not have nonperforming assets in excess of 25% of Tier 1 capital plus loan loss reserves and (2) the Corporation and each subsidiary bank must be considered well capitalized, maintain consolidated tangible net worth of not less than $65 million, and earn a minimum consolidated net income of $5.5 million for the previous four fiscal quarters. The Corporation had complied with these covenants at December 31, 1998.


NOTE 11 - EMPLOYEE BENEFIT PLANS

The Corporation maintains a 401(k) salary reduction plan covering substantially all employees. Eligible employees may elect to make tax deferred contributions within a specified range of their compensation as defined in the plan. The Bank contributes 1% more than the employee's contribution up to a 5% contribution. Contributions to the plan are expensed currently and approximated $354,000, $301,000, and $288,000 for the years ended December 31, 1998, 1997, and 1996, respectively.

NOTE 12 - TIME DEPOSITS

Interest-bearing deposits in denominations of $100,000 and over approximated $96,706,000 as of December 31, 1998 and $90,509,000 as of December 31, 1997.
Interest expense related to deposits in denominations of $100,000 and over approximated $4,495,000 for 1998, $4,476,000 for 1997, and $3,004,000 for 1996.

Certificates of deposit have scheduled maturities for the years 1999 through 2003 and thereafter as follows:

(In thousands)
------------------------------------------------------------
1999 ......................................      $    393,721
2000 ......................................            34,351
2001 ......................................            21,072
2002 ......................................             1,025
2003 ......................................             1,953
Thereafter ................................                12
                                                 ------------

                                                 $    452,134
                                                 ============

                                     F-16
                                                                       continued

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 1998 and 1997

NOTE 13 - LEASES

The subsidiary banks lease a portion of their banking premises and equipment. The leases expire in various years through the year 2009. Future rental commitments under these noncancelable operating leases for the years 1999 through 2003 and thereafter are as follows:

(In thousands)
-------------------------------------------------------------

1999 .........................................    $       338
2000 .........................................            338
2001 .........................................            291
2002 .........................................            291
2003 .........................................            291
Thereafter ...................................          1,665
                                                  -----------

                                                  $     3,214
                                                  ===========


Rental expense included in occupancy and equipment expense was $320,000, $295,000, and $277,000 for the years ended December 31, 1998, 1997, and 1996, respectively.

NOTE 14 - RELATED PARTY TRANSACTIONS

Certain executive officers, directors, and their related interests are loan customers of the Corporation's subsidiary banks. A summary of loans made by the subsidiary banks in the ordinary course of business to or for the benefit of directors and executive officers is as follows:

(In thousands)
-------------------------------------------------------------------------------

Balance at December 31, 1997 ...............................       $     10,272
New loans ..................................................              4,364
Repayments .................................................             (4,771)
                                                                   ------------

Balance at December 31, 1998 ...............................       $      9,865
                                                                   ============

NOTE 15 - CAPITAL MATTERS

The Corporation and its subsidiary banks are subject to regulatory capital requirements administered by the federal banking agencies. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, banks must meet specific capital guidelines that involve quantitative measures of assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices.

Quantitative measures established by regulation to ensure capital adequacy require banks and bank holding companies to maintain minimum amounts and ratios of total and Tier 1 capital to risk-weighted assets and Tier 1 capital to average assets. If banks do not meet these minimum capital requirements, as defined, bank regulators can initiate certain actions that could have a direct material effect on a bank's financial statements. Management believes, as of December 31, 1998 and December 31, 1997, that the Corporation and its subsidiary banks meet all capital adequacy requirements to which they are subject.

As of December 31, 1998 and 1997, the most recent Federal Deposit Insurance Corporation notification categorized the subsidiary banks as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the institutions' categories. To be categorized as well capitalized, banks must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios. The actual capital amounts and ratios for the Corporation and Midwest Bank and Trust Company, its largest subsidiary, are presented in the following table.

                                                                       continued

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 1998 and 1997

NOTE 15 - CAPITAL MATTERS (Continued)


                                                                                                        To Be Well Capitalized
                                                                            To Be Adequately            Under Prompt Corrective
                                                 Actual                        Capitalized                 Action Provisions
                                      ----------------------------      --------------------------      --------------------------
As of December 31, 1998 (In thousands)   Amount           Ratio          Amount            Ratio         Amount            Ratio
----------------------------------------------------------------------------------------------------------------------------------

Total Capital
  (to risk-weighted assets)
    Corporation ...........           $82,573             14.6%         $45,129             8.0%         $56,411             10.0%
    Midwest Bank and
     Trust Company ........            38,448             14.7           20,968             8.0           26,210             10.0

Tier 1 Capital
  (to risk-weighted assets)
    Corporation ...........            75,997             13.5           22,565             4.0           33,846              6.0
    Midwest Bank and
     Trust Company ........            35,322             13.5           10,484             4.0           15,726              6.0

Tier 1 Capital
  (to average assets)
    Corporation ...........            75,997              7.1           42,686             4.0           53,358              5.0
    Midwest Bank and
     Trust Company ........            35,322              7.1           19,924             4.0           24,906              5.0
                                                                                                        To Be Well Capitalized
                                                                            To Be Adequately            Under Prompt Corrective
                                                 Actual                        Capitalized                 Action Provisions
                                      ----------------------------      --------------------------      --------------------------
As of December 31, 1997 (In thousands)   Amount           Ratio          Amount            Ratio         Amount            Ratio

----------------------------------------------------------------------------------------------------------------------------------
Total Capital
  (to risk-weighted assets)
    Corporation ...........           $55,980             10.8%         $41,562             8.0%         $51,953             10.0%
    Midwest Bank and
     Trust Company ........            32,438             12.6           20,607             8.0           25,758             10.0

Tier 1 Capital
  (to risk-weighted assets)
    Corporation ...........            49,842              9.6           20,781             4.0           31,172              6.0
    Midwest Bank and
     Trust Company ........            29,422             11.4           10,303             4.0           15,455              6.0

Tier 1 Capital
  (to average assets)
    Corporation ...........            49,842              6.2           32,418             4.0           40,522              5.0
    Midwest Bank and
     Trust Company ........            29,422              7.1           16,506             4.0           20,633              5.0


NOTE 16 - RECAPITALIZATION

Effective December 17, 1997, the Corporation's Board of Directors increased the number of authorized common shares by 11,000,000 shares, changed the par value to $.01 per share and approved a two-for-one stock split effected in the form of a 100% stock dividend. All share and per share amounts included in the financial statements have been restated to reflect the stock split. In 1998 the Corporation issued an additional 1,265,000 shares at $15 per share as part of an initial public offering less offering expenses of $1,878,000.

A summary of common stock at December 31, 1998 and 1997 is as follows:


                                                                         1998                1997
----------------------------------------------------------------------------------------------------

     Authorized shares........................................          17,000,000        17,000,000
     Par value................................................              $ .01              $ .01
     Shares issued............................................          11,379,392        10,114,392

                                                                       continued

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 1998 and 1997

NOTE 17 - OFF-BALANCE-SHEET RISK AND CONCENTRATIONS OF CREDIT RISK

The Corporation is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet financing needs of customers. Since many commitments to extend credit expire without being used, the amounts below do not necessarily represent future cash commitments. These financial instruments include commitments to extend credit, standby letters of credit, and unused lines of credit and are summarized as follows:



     (In thousands)                                                                    1998            1997
     --------------------------------------------------------------------------------------------------------

     Financial instruments whose contract amounts
       represent credit risk
         Unused lines of credit...................................                 $    145,191    $   117,295
         Commitments to extend credit.............................                       46,089         24,547
         Standby letters of credit................................                       11,390          7,210


At December 31, 1998 and 1997, commitments to extend credit consisted of $21,192,000 and $6,242,000 of fixed rate loan commitments. These commitments are due to expire within 30 to 90 days of issuance and have rates ranging from 7.00% to 9.50%. Substantially all of the unused lines of credit are at adjustable rates of interest.

The credit risk amounts represent the maximum accounting loss that would be recognized at the reporting date if counterparties failed completely to perform as contracted and any collateral or security proved to be of no value. Midwest Banc has experienced little difficulty in accessing collateral when necessary. The amounts of credit risk shown, therefore, greatly exceed expected losses.

The Corporation also had outstanding firm commitments to originate mortgage loans and sell these loans to the secondary market approximating $3,784,000 at December 31, 1998 and $1,358,000 at December 31, 1997.


NOTE 18 - STOCK OPTION PLAN

The 1996 Stock Option Plan (the Plan) became effective on November 19, 1996. Under the Plan, officers, directors, and key employees may be granted incentive stock options to purchase the Corporation's common stock at no less than 100% of the market price on the date the option is granted. Options generally become excercisable in installments of 25% a year on each of the first through the fourth anniversaries of the grant date and have a maximum term of ten years. The Plan also permits non qualified stock options to be issued. The Corporation has authorized 500,000 shares for issuance under the Plan.

The Corporation accounts for its stock option plan under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." Accordingly, no compensation expense has been recognized for the stock option plan in the financial statements. Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock Based Compensation," prescribes new methods for determining compensation expense under stock option plans, but allows corporations to use APB No. 25 if they provide pro forma information computed under the new standard. The following pro forma information presents net income and earnings per share under the fair value method prescribed by SFAS No. 123:



                                                                         1998             1997           1996
                                                                         ----             ----           ----

Net income..............................................             $    10,188      $   8,448      $   7,280

Basic earnings per share................................                     .92            .85            .73


                                                                       continued

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 1998 and 1997

NOTE 18 - STOCK OPTION PLAN (Continued)

Information about option grants follows:

                                         Number         Weighted
                                           of            Average
                                         Options     Exercise Price
--------------------------------------------------------------------

Granted during 1996 .........            62,000           $    8.13
                                        -------           ---------
Outstanding December 31, 1996            62,000                8.13
Granted during 1997 .........            49,000               12.75
                                        -------           ---------
Outstanding December 31, 1997           111,000               10.17
Granted during 1998 .........           141,500               17.88
                                        -------           ---------

Outstanding December 31, 1998           252,500           $   14.49
                                        =======           =========


Options excercisable at year end are as follows:

                                                                                 Number         Weighted
                                                                                   of            Average
                                                                                 Options     Exercise Price
------------------------------------------------------------------------------------------------------------
         1996.......................................................                    -      $       -
         1997.......................................................               15,500           8.13
         1998.......................................................               43,250           9.44


The fair value of the options granted during 1998, 1997, and 1996 is estimated at $4.35, $2.92, and $2.22 on the date of grant using the Black-Scholes options value model with the following assumptions: dividend yield of 1.0%, 1.0%, and 1.6%, respectively; a risk-free interest rate of 5.5%, 6.5%, and 6.5% respectively; an assumed forfeiture rate of 0 for all years; and an average life of 5 years for all years. The weighted average remaining life of the stock options was 8.3 years and 8.4 years at December 31, 1998 and 1997.

NOTE 19 - PARENT COMPANY FINANCIAL STATEMENTS

The following are condensed balance sheets and statements of income and cash flows for Midwest Banc Holdings, Inc., without subsidiaries:


CONDENSED BALANCE SHEETS


December 31, (In thousands)                                        1998             1997
-------------------------------------------------------------------------------------------
ASSETS
     Cash .............................................           $   237           $   328
     Investment in subsidiaries .......................            76,719            63,582
     Other assets .....................................             6,125             2,253
                                                                  -------           -------

         Total assets .................................           $83,081           $66,163
                                                                  =======           =======

LIABILITIES AND STOCKHOLDERS' EQUITY
     Borrowings .......................................           $ 4,150           $12,575
     Other liabilities ................................             1,302               628
     Stockholders' equity .............................            77,629            52,960
                                                                  -------           -------

         Total liabilities and stockholders' equity ...           $83,081           $66,163
                                                                  =======           =======



                                                                       continued

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 1998 and 1997

NOTE 19 PARENT COMPANY FINANCIAL STATEMENTS  continued


CONDENSED STATEMENTS OF INCOME


Year Ended December 31(In thousands)                     1998              1997              1996
---------------------------------------------------------------------------------------------------
Operating income
     Dividends from subsidiary banks .........         $  7,137          $  6,387          $  5,585
     Fees from subsidiaries ..................            1,209             1,077             1,005
     Other income ............................              144                 3                 2
     Interest expense ........................              332               975             1,048
     Other expense ...........................            3,685             3,232             2,769
                                                       --------          --------          --------


INCOME BEFORE INCOME TAXES AND EQUITY IN
  UNDISTRIBUTED INCOME OF SUBSIDIARIES .......            4,473             3,260             2,775

Income tax benefit ...........................             (965)           (1,219)             (760)

Equity in undistributed income of subsidiaries            4,967             4,032             3,773
                                                       --------          --------          --------


NET INCOME ...................................        $  10,405          $  8,511          $  7,308
                                                       ========          ========          ========




CONDENSED STATEMENTS OF CASH FLOWS



Year Ended December 31 (In thousands)                           1998            1997            1996
------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
     Net income .......................................       $ 10,405        $  8,511        $  7,308
     Adjustments to reconcile net income to
       net cash provided by operating activities
         Equity in undistributed income of
           subsidiaries ...............................         (4,967)         (4,032)         (3,773)
         Depreciation .................................            112              75              81
         Decrease (increase) in other assets ..........         (3,950)           (873)            169
         Increase in other liabilities ................            674              44             195
                                                              --------        --------        --------
              Net cash provided by operating activities          2,274           3,725           3,980

CASH FLOWS FROM INVESTING ACTIVITIES
     Investment in subsidiaries .......................         (9,289)         (1,350)         (2,000)
     Property and equipment expenditures ..............           (112)           (143)            (82)
                                                              --------        --------        --------
         Net cash used in investing activities ........         (9,401)         (1,493)         (2,082)

CASH FLOWS FROM FINANCING ACTIVITIES
     Bank borrowings ..................................         15,350              --             250
     Payments on bank borrowings ......................        (23,775)         (2,075)         (1,325)
     Issuance of common stock .........................         17,097              --              --
     Dividends paid ...................................         (1,636)           (551)           (550)
     Treasury stock sales (purchases), net ............             --             (14)              1
                                                              --------        --------        --------
         Net cash provided by (used in) financing
           activities .................................          7,036          (2,640)         (1,624)
                                                              --------        --------        --------

Increase (decrease) in cash and cash equivalents ......            (91)           (408)            274

Cash and cash equivalents at beginning of year ........            328             736             462
                                                              --------        --------        --------

CASH AND CASH EQUIVALENTS AT END OF YEAR ..............       $    237        $    328        $    736
                                                              ========        ========        ========



                                                                       continued

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 1998 and 1997

NOTE 20 - OTHER COMPREHENSIVE INCOME

Changes in other comprehensive income components and related taxes are as follows:



Years Ended December 31 (In thousands)      1998           1997            1996
--------------------------------------------------------------------------------

Change in unrealized gains (losses)
  on securities available-for-sale ..       $  (849)       $ 3,805       $(3,461)
Reclassification adjustment for gains
  recognized in income ..............         1,111            729           181
                                            -------        -------       -------
    Net unrealized gains (losses) ...        (1,960)         3,076        (3,642)
 Tax expense (benefit) ..............          (763)         1,024        (1,458)
                                            -------        -------       -------

Other comprehensive income ..........       $(1,197)       $ 2,052       $(2,184)
                                            =======        =======       =======

         EXHIBIT
           NO.                   DESCRIPTION OF EXHIBITS
         -------                 -----------------------

           3.1 Restated Certificate of Incorporation, as amended (incorporated by reference to Registrant's Registration Statement on Form S-1, Registration No. 333-42827).
           3.2 Restated By-laws, as amended (incorporated by reference to Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998, File No. 0-29652).
           4.1 Specimen Common Stock Certificate (incorporated by reference to Registrant's Registration Statement on Form S-1, Registration No. 333-42827).
          10.1 $18.0 million Revolving Loan Agreement dated as of May 1, 1995, between the Company and LaSalle National Bank, as amended (incorporated by reference to Registrant's Registration Statement on Form S-1, Registration No. 333-42827).
          10.2 $4.0 million Revolving Loan Agreement dated as of May 1, 1995, between Midwest One Mortgage Services, Inc. and LaSalle National Bank (incorporated by reference to Registrant's Registration Statement on Form S-1, Registration No. 333-42827).
         *10.3 Midwest Banc Holdings, Inc. 1996 Stock Option Plan (incorporated by reference to Registrant's Registration Statement on Form S-1, Registration No. 333-42827).
         *10.4    Amendment to the Midwest Banc Holdings, Inc. 1996 Stock
                  Option Plan.
         *10.5    Form  of  Transitional   Employment   Agreements
                  (incorporated by reference to Registrant's Registration Statement on Form S-1, Registration No. 333-42827).
          10.6 Lease dated as of December 24, 1958, between Western National Bank of Cicero and Midwest Bank and Trust Company, as amended (incorporated by reference to Registrant's Registration Statement on Form S-1, Registration No.
                  333-42827).
          10.7 Britannica Centre Lease dated as of May 1, 1994, between Chicago Title and Trust Company, as Trustee under Trust Agreement dated November 2, 1977, and known as Trust No. 1070932, and Midwest Bank & Trust Company (incorporated by reference to Registrant's Registration Statement on Form S-1, Registration No. 333-42827).
          10.8 Lease dated as of March 20, 1996, between Grove Lodge No. 824 Ancient Free and Accepted Masons and Midwest Bank of Hinsdale (incorporated by reference to Registrant's Registration Statement on Form S-1, Registration No.
                  333-42827).
          10.9 Office Lease undated between Grove Lodge No. 824 Ancient Free and Accepted masons and Midwest Bank of Hinsdale (incorporated by reference to Registrant's Registration Statement on Form S-1, Registration No. 333-42827).
         10.10 Credit Agreement as of January 30,1998, between the Company, Midwest One Mortgage Services, Inc. and Harris Trust & Savings Bank (incorporated by reference to Registrant's Registration Statement on Form S-1, Registration No. 333-42827).
          21.1 Subsidiaries (incorporated by reference to Registrant's Registration Statement on Form S-1, Registration No. 333-42827).
          23.1    Consent of Crowe, Chizek and Company LLP.
          24.1    Power of Attorney (included on signature page).
          27.1    Financial Data Schedule

---------------
* Indicates management contracts on compensatory plans or arrangements required to be filed as an exhibit.