Form 10-Q
period 1999-03-31
MIDWEST BANC HOLDINGS INC
filed 1999-05-14
CIK 1051379

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

             |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended March 31, 1999
                                       OR

          |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                 For transition period from ________ to ________

                         Commission File Number: 0-29598

                           MIDWEST BANC HOLDINGS, INC.
--------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter.)


                Delaware                             36-3252484
   -----------------------------------  --------------------------------------
     (State or other jurisdiction of    (I.R.S. Employer Identification Number)
     incorporation or organization)

          501 West North Avenue
          Melrose Park, Illinois                       60160
 ----------------------------------------            ----------
 (Address of principal executive offices)            (ZIP code)


                                 (708) 865-1053
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

         Indicate by checkmark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the period covered by this report.


                   Class                        Outstanding March 31, 1999
          ----------------------                --------------------------
          Common, par value $.01                         11,097,796

                           MIDWEST BANC HOLDINGS, INC.

                            FORM 10-Quarterly Report

                                Table of Contents


                                     PART I


                                                                     Page Number
                                                                     -----------

Item 1.  Financial Statements..............................................1

Item 2.  Management's Discussion and Analysis of
            Financial Condition and Results of Operations..................7

Item 3.  Quantitative and Qualitative Disclosures about Market Risk.......19


                                     PART II


Item 1.  Legal Proceedings................................................21

Item 2.  Changes in Securities and Use of Proceeds........................21

Item 3.  Defaults Upon Senior Securities..................................21

Item 4.  Submission of Matters to a Vote of Security Holders..............21

Item 5.  Other Information................................................21

Item 6.  Exhibits and Reports on Form 8-K.................................21

Form 10-Q   Signature Page................................................22

                         PART I - Financial Information
                           MIDWEST BANCHOLDINGS, INC.
                     CONSOLIDATED BALANCE SHEETS (unaudited)
                        (In Thousands, except share data)


                                                                     MARCH 31,        DECEMBER 31,
                                                                       1999               1998
                                                                    -----------       ------------

ASSETS
Cash and due from banks.........................................    $   38,442         $   40,253
Securities available-for-sale...................................       459,450            458,331
Trading account securities......................................         1,958                 --
Securities held-to-maturity                                             24,626             23,598
Loans...........................................................       537,914            521,880
 Allowance for loan losses......................................        (6,609)            (6,576)
                                                                    ----------         ----------
Net loans.......................................................       531,305            515,304
Premises and equipment, net.....................................        17,766             17,597
Other real estate owned.........................................           526              1,245
Goodwill, net...................................................         2,566              2,610
Accrued interest and other assets...............................        12,627             12,376
                                                                    ----------         ----------

Total assets....................................................    $1,089,266         $1,071,314
                                                                    ==========         ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits
 Noninterest-bearing............................................    $  109,312         $  114,566
 Interest-bearing...............................................       785,913            754,586
                                                                    ----------         ----------
       Total deposits...........................................       895,225            869,152
Federal funds purchased and securities sold
 under agreements to repurchase.................................         3,644             10,469
Notes payable and other borrowings..............................       106,900            107,800
Accrued interest and other liabilities..........................         7,649              6,264
                                                                    ----------         ----------
Total liabilities...............................................     1,013,418            993,685

STOCKHOLDERS' EQUITY
Preferred stock, $.01 par value; authorized 1,000,000 shares none issue
Common stock, $.01 par value; authorized 17,000,000 shares
 and 11,379,392 issued..........................................           114                114
Surplus.........................................................        29,704             29,704
Retained earnings...............................................        50,488             48,795
Accumulated other comprehensive income .........................        (1,086)              (522)
Treasury stock, at cost, 281,596 shares at March 31, 1999
 and 100,000 shares at December 31, 1998........................        (3,372)              (462)
                                                                    ----------         ----------
Total stockholders' equity......................................        75,848             77,629
                                                                    ----------         ----------
Total liabilities and stockholders' equity......................    $1,089,266         $1,071,314
                                                                    ----------         ----------

                           MIDWEST BANC HOLDINGS, INC.
                  CONSOLIDATED STATEMENTS OF INCOME (unaudited)
                   Three Months Ended March 31, 1999 and 1998
                      (In Thousands, except per share data)


                                                           1999          1998
                                                           ----          ----
INTEREST INCOME
Loans, including fees...................................  $11,639       $11,635
Securities
 Taxable................................................    6,847         5,480
 Tax-exempt.............................................      340           292
Trading account securities..............................        7            97
Federal funds sold and other............................       78           167
                                                          -------       -------
 Total interest income..................................   18,911        17,671

INTEREST EXPENSE
Deposits................................................    8,725         8,630
Other borrowings........................................    1,482           998
                                                          -------       -------
 Total interest expense.................................   10,207         9,628
                                                          -------       -------

Net interest income.....................................    8,704         8,043

Provision for loan losses...............................      474           387
                                                          -------       -------

Net interest income after provision for loan losses.....    8,230         7,656

OTHER INCOME
Service charges on deposits.............................      763           724
Gains on securities transactions........................      192           294
Net trading account profits.............................       14            (4)
Mortgage loan origination fees..........................      185           212
Trust income............................................      159           151
Insurance brokerage commissions.........................       79            --
Investment brokerage commissions                               51            33
Other income............................................      457           117
                                                          -------       -------
 Total other income.....................................    1,900         1,527

OTHER EXPENSE
Salaries and employee benefits..........................    3,609         3,272
Occupancy expense, net..................................    1,055           844
Professional services...................................      377           267
Marketing...............................................      166           153
Other expenses..........................................    1,002           975
                                                          -------       -------
 Total other expenses...................................    6,209         5,510
                                                          -------       -------

Income before income taxes..............................    3,921         3,673

Provision for income taxes..............................    1,399         1,342
                                                          -------       -------

NET INCOME..............................................  $ 2,522       $ 2,331
                                                          =======       =======

Basic earnings per share................................  $  0.23       $  0.22
                                                          =======       =======
Diluted earnings per share..............................  $  0.23       $  0.22
                                                          -------       -------

                           MIDWEST BANC HOLDINGS, INC.
                CONSOLIDATED STATEMENTS OF CASH FLOW (unaudited)
                   Three Months Ended March 31, 1999 and 1998
                                 (In Thousands)


                                                                   1999              1998
                                                                   ----              ----

CASH FLOWS FROM OPERATING ACTIVITIES
 Net income..................................................   $   2,522         $    2,331
 Adjustments to reconcile net income to
    net cash provided by operating activities
    Depreciation.............................................         547                349
    Provision for loan losses................................         474                387
    Net purchases of trading account securities..............      (1,944)            (2,995)
    Net gain on sale of securities...........................        (192)              (294)
    Net loss (gain) on sale of trading account securities....         (14)                 4
    Net proceeds from sales of
       real estate loans originated for sale.................       1,900             (1,934)
    Gain on sale of other real estate........................        (300)                --
    Increase in other assets.................................        (207)              (134)
    Increase in other liabilities............................       1,735              1,055
                                                                ---------         ----------
       Net cash provided by (used in) operating activities...       4,521             (1,231)

CASH FLOWS FROM INVESTING ACTIVITIES
 Proceeds from sales and maturities of securities
    available-for-sale.......................................      79,086            109,985
 Principal payments on securities available-for-sale.........      37,788             27,649
 Purchase of securities available-for-sale...................    (118,715)          (161,022)
 Purchase of securities held-to-maturity.....................      (1,128)            (3,177)
 Maturities of securities held-to-maturity...................         100                585
 Net increase in loans.......................................     (18,375)           (21,370)
 Proceeds from sale of other real estate.....................       1,019                 24
 Property and equipment expenditures, net....................        (716)              (884)
                                                                ---------         ----------
    Net cash used in investing activities....................     (20,941)           (48,210)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits.....................................      26,073              9,178
Issuance of common stock.....................................          --             17,097
Net bank borrowings..........................................        (900)            24,650
Dividends paid...............................................        (829)              (229)
Securities sold under agreements to
 repurchase and federal funds purchased......................      (6,825)            (5,192)
Treasury stock purchases.....................................      (2,910)                --
                                                                ---------         ----------
 Net cash provided by financing activities...................      14,609             45,504
                                                                ---------         ----------

Decrease in cash and cash equivalents........................      (1,811)            (3,937)

Cash and cash equivalents at beginning of year...............      40,253             34,471
                                                                ---------          ---------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                      $  38,442          $  30,534
                                                                =========          =========

                           MIDWEST BANC HOLDINGS, INC.
           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (UNAUDITED)


                                                                                          ACCUMULATED
                                                                                             OTHER                      TOTAL
                                                         COMMON              RETAINED    COMPREHENSIVE   TREASURY    STOCKHOLDERS'
                                                         STOCK    SURPLUS    EARNINGS       INCOME        STOCK         EQUITY
                                                         -----    -------    --------    -------------   --------    -------------
                                                                     (In thousands, except share and per share data)

Balance, January 1, 1998...............................  $101     $12,620     $40,026      $   675       $  (462)       $52,960
Cash dividends declared ($0.020 per share).............    --          --        (229)          --            --           (229)
Issuance of common stock...............................    13      17,084          --           --            --         17,097

Comprehensive income
 Net income............................................    --          --       2,331           --            --          2,331
 Net decrease in fair value of securities classified
    as available-for-sale, net of income taxes and
    reclassification adjustments.......................    --          --          --         (402)           --           (402)
                                                                                                                        -------
    Total comprehensive income.........................                                                                   1,929
                                                         ----     -------     -------      -------       -------        -------

Balance, March 31, 1998................................  $114     $29,704     $42,128      $   273       $  (462)       $71,757
                                                         ====     =======     =======      =======       =======        =======

Balance, January 1, 1999...............................  $114     $29,704     $48,795      $  (522)      $  (462)       $77,629
Cash dividends declared ($0.075 per share).............    --          --        (829)          --            --           (829)
Purchase of 181,596 shares of treasury stock...........    --          --          --           --        (2,910)        (2,910)

Comprehensive income
 Net income............................................    --          --       2,522           --            --          2,522
 Net decrease in fair value of securities classified
    as available-for-sale, net of income taxes and
    reclassification adjustments.......................    --          --          --         (546)           --           (564)
                                                                                                                        -------
    Total comprehensive income.........................                                                                   1,958
                                                         ----     -------     -------      -------       -------        -------

Balance, March 31, 1999................................  $114     $29,704     $50,488      $(1,086)      $(3,372)       $75,848
                                                         ====     =======     =======      =======       =======        =======

NOTE 1 - BASIS OF PRESENTATION

The financial information of Midwest Banc Holdings, Inc. (the "Company") included herein is unaudited; however, such information reflects all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation for the interim periods. The financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.

The annualized results of operations for the three months ended March 31, 1999 are not necessarily indicative of the results expected for the full year ending December 31, 1999.

For purposes of earnings per share calculations, the Company had 11,097,796 shares of common stock outstanding at March 31, 1999 and 11,279,392 shares outstanding at March 31, 1998. Quarterly weighted average shares of common stock outstanding were 11,180,248 and 10,524,564 for the three months ended March 31, 1999 and 1998, respectively. There was no dilutive impact on earnings per share related to the stock options granted and outstanding at March 31, 1999 and 1998, respectively.


NOTE 2 - NEW ACCOUNTING STANDARDS

Statement of Financial Accounting Standards No. 133 on derivatives will, in the year 2000, require all derivatives to be recorded at fair value in the balance sheet, with changes in fair value recorded in the income statement. If derivatives are documented and effective as hedges, the change in the derivative fair value will be offset by an equal change in the fair value of the hedged item. Under the new standard, securities held-to-maturity can no longer be hedged, except for changes in the issuer's creditworthiness. Therefore, upon adoption of the Statement, companies will have another one-time window of opportunity to reclassify held-to-maturity securities to either trading or available-for-sale, provided certain criteria are met. The Statement may be adopted early at the start of a calendar quarter. The Company does not plan to adopt the Statement early and adoption is not expected to have a material impact since the Company does not have significant derivative instruments or hedging activity.

Statement of Financial Accounting Standards No. 134 on mortgage banking will, in 1999, allow mortgage loans that are securitized to be classified as trading, available for sale, or in certain circumstances, held to maturity. Currently, these must be classified as trading. Since the Company has not securitized loans, this Statement is not expected to impact the Company.

AICPA Statement of Position 98-1, effective in 1999, sets the accounting requirements to capitalize costs incurred to develop or obtain software that is to be used solely to meet internal needs. Costs to capitalize are those direct costs incurred after the preliminary project stage, up to the date when all testing has been completed and the software is substantially ready for use. All training costs, research and development costs, costs incurred to convert data, and all other general and administrative costs are to be expensed as incurred. The capitalized costs of internal-use software is amortized over its useful life and reviewed for impairment using the criteria in Statement of Financial Accounting Standards No. 121. This will not have a material impact on the Company.

AICPA Statement of Position 98-5, effective in 1999, requires all start-up, pre-opening, and organization costs to be expensed as incurred. Any such costs previously capitalized for financial reporting purposes must be charged to income in the first quarter of 1999. This will not have a material impact on the Company.

The FASB continues to study several issues, including recording all financial instruments at fair value and abolishing pooling-of-interests accounting. Also, it is likely that APB 25's measurement for stock option plans will be limited to employees and not to non-employees such as directors, thereby causing compensation expense to be required for 1999 awards of stock options to outside directors. Since the company has not granted options to non-employee directors, it is not anticipated that this will have an impact on the Company.

                ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS - THREE MONTHS ENDED MARCH 31, 1999 AND 1998

Consolidated net income for the first quarter of 1999 was $2.5 million or an increase of 8.2% above the $2.3 million earned in the first quarter of 1998. Earnings were $.23 per share for the first quarter in 1999 and $.22 per share for the first quarter in 1998. Net interest income increased 8.2% to $8.7 million in the first quarter of 1999 compared to $8.0 million in the first quarter of 1998. Other income increased 24.4% to $1.9 million and other expenses increased 12.7% to $6.2 million in the first quarter of 1999 compared to the similar period in 1998.

Net Interest Income
-------------------

Net interest income was $8.7 million and $8.0 million during the three months ended March 31, 1999 and 1998, respectively, an increase of 8.2%. The Company's net interest margin (tax equivalent net interest income as a percentage of earning assets) was 3.48% for the three months ended March 31, 1999 and 3.71% a year earlier. Net interest income increased due to the growth in average earning assets from $883.3 million during the first quarter of 1998 to $1.02 billion during the first quarter of 1999. The loan to deposit ratio was 60.1% at March 31, 1999 compared to 60.0% at December 31, 1998. The quarterly average loan to deposit ratio decreased from 62.4% at March 31, 1998 to 60.6% at March 31, 1999.

Despite the growth of earning assets, the decrease in net interest margin was primarily due to lower average yields on loans due to reductions in the prime rate and refinancings at lower average fixed rates. The average loan yield was 8.72% during the first quarter of 1999, a decrease of 0.67% from the average yield of 9.39% during the first quarter of 1998.

In addition, the net interest margin was affected by the increase of lower yielding securities as a percentage of earning assets, a flattening of interest rate yield curves and the accelerated prepayments under existing mortgage-backed securities investments. The impact of these circumstances reduced taxable investment yields from 6.44% for the first quarter in 1998 to 6.10% for the first quarter in 1999. A portion of this decrease in yield was offset by a $192,000 gain on securities sales for the quarter ended March 31, 1999 as part of management's continuing program to reposition the securities portfolio. These gains are recorded as part of other income and are not reflected in the net interest margin calculations.

Overall, the yield on earning assets decreased .64% from 8.08% during the first quarter of 1998 to 7.44% during the first quarter of 1999. The decrease in yields on earning assets was offset in part by a decrease of .40% in average rates on deposits and borrowings. Average rates on deposits decreased .42% from 4.94% in the first quarter of 1998 to 4.52% for the three months ended March 31, 1999. Average rates on borrowings were 5.60% and 5.07% for the first quarters of 1998 and 1999, respectively.

                ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Provision for Loan Losses
-------------------------

The Company's provision for loan losses was $474,000 for the first quarter of 1999 compared to $387,000 for the similar period in 1998. Net charge-offs for the three months ended March 31, 1999 and 1998 were $441,000 and $177,000, respectively. Included in the first quarter net charge-offs was $360,000 to one borrower, which, as part of the workout settlement was substantially offset by a $300,000 gain on the sale of other real estate on a separate loan from this borrower.

The allowance for loan losses as a percentage of total loans was 1.23% as of March 31, 1999 and 1.26% as of December 31, 1998. In management's judgment, an adequate allowance for loan losses has been established.

Other Income
------------

Other income, excluding securities gains, was $1.7 million for the three months ended March 31, 1999 and $1.2 million for the same period in 1998, an increase of $457,000 or 36.9%.

The most significant factor in the increase in other income was a $300,000 gain on the sale of other real estate, which was completed as part of a loan workout during the first quarter of 1999. The income substantially offset a $360,000 net charge-off taken on loans to a related affiliate of the borrower involved in the loan workout.

Service charges and fees (including specific items in other income) increased 9.4% or $79,000 from $841,000 in the first quarter of 1998 to $920,000 in the first quarter of 1999. Service charges and fees include service charges on deposit accounts which may be expected to increase as deposits grow in the future. In addition, the bank subsidiaries implemented fees on foreign ATM transactions in the second quarter of 1998-creating a positive variance in comparing first quarter results in 1998 and 1999 respectively.

Included as part of other income, commissions on insurance and investment brokerage activities increased $97,000 to $130,000 for the quarter ended March 31, 1999. The increase in fees was due primarily to insurance activities of Porter Insurance Agency, Inc. which was acquired by Midwest Bank of Western Illinois in the fourth quarter of 1998.

Trust income increased 5.6% or approximately $8,500 to $159,000 during the first quarter. Mortgage banking fee income decreased $27,000 or 12.7% to $185,000 during the first quarter of 1999 compared to the first quarter of 1998. Mortgage banking income is seasonal, with residential activity tending to decline in the winter months, and is also sensitive to interest rate levels. The reduction in long-term interest rates created a significant demand for refinancing existing mortgages, as well as financing new home sales, during 1998. Activity during the first quarter of 1999 was still strong, but the demand for refinancings lessened. Most fixed rate mortgages which the Company originates are sold.

                ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Other Income
------------

Sales of securities available-for-sale resulted in net gains of $192,000 in the first quarter of 1999 compared to a net gain of $294,000 for the comparable period in 1998. Securities available-for-sale are held for indefinite periods of time and include securities that will be used as a part of the Company's asset/liability management strategy. Such securities may be sold in response to changes in interest rates, liquidity needs or significant prepayment risk. Net trading account profits were $14,000 during the first quarter of 1999 compared to a loss of $4,000 for the comparable period in 1998.

Other Expense
-------------

Salary and benefit expenses increased 10.3% or $337,000 from $3.3 million during the three months ended March 31, 1998 to approximately $3.6 million for the first quarter of 1999. The full-time equivalent number of employees was 294 as of March 31, 1998 and 323 as of March 31, 1999. The increase in the full time equivalent number of employees, as well as salaries and benefits, was primarily due to annual merit increases in salaries, the initial staffing and related compensation costs of two new banking centers, and employee expenses for Porter Insurance Agency, Inc., which was acquired in the fourth quarter of 1998.

Occupancy expenses increased $211,000 or 25.0% to $1.1 million during the first quarter of 1999 compared to the first quarter of 1998. Specific costs and increased depreciation expense related to the renovation of the Company's largest banking center, as well as the construction and opening of two new banking centers, were primary factors in the higher occupancy expense levels in 1999.

Expenses, other than salary and employee benefits and occupancy, increased $151,000 or 10.8% from $1.4 million in the first quarter of 1998 to $1.5 million in the first quarter of 1999. The increase in expenses was due primarily to start-up expenses for new banking centers and general operating costs.

Income Taxes
------------

The Company recorded income tax expense of $1.4 million for the first quarter of 1999 and $1.3 million for the comparable period in 1998. The increase in income taxes was due to the growth in pre-tax income in 1999 compared to 1998.

                ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


FINANCIAL CONDITION

Loans
-----

Total loans increased $16.0 million or 3.1% from $521.9 million at December 31, 1998 to $537.9 million as of March 31, 1999. Commercial loans increased $1.1 million or 0.7% from $148.1 million as of December 31, 1998 to $149.2 million as of March 31, 1999. Commercial real estate loans increased 6.9% or $15.9 million to $245.4 million as of March 31, 1999 from $229.5 million as of December 31, 1998. Agricultural loans increased 2.4% or $803,000 from $33.2 million at December 31, 1998 to $34.0 million as of March 31, 1999. Residential real estate loans decreased $1.0 million or 1.1% to $94.6 million from $95.6 million as of December 31, 1998. Consumer loans decreased 4.3% to $15.4 million as of March 31, 1999 reflecting the continued amortization of the indirect car loan portfolio and other installment loans.

Most of the residential mortgage loans originated by the Company's mortgage banking subsidiary, Midwest One Mortgage Services, Inc., are sold in the secondary market. At any point in time, loans will be at various stages of the mortgage banking process. Included as part of residential real estate loans were loans held for sale of $3.8 million at December 31, 1998 and $1.9 million at March 31, 1999. The carrying value of these loans approximated the market value at that time.

Allowance for Loan Losses
-------------------------

An allowance for loan losses has been established to provide for those loans that may not be repaid in their entirety. The allowance is maintained at a level considered by management to be adequate to provide for potential loan losses. The allowance is increased by provisions charged to earnings and is reduced by charge-offs, net of recoveries. The provision for loan losses is based upon past loan loss experience and management's evaluation of the loan portfolio under current economic conditions. Loans are charged to the allowance for loan losses when, and to the extent, they are deemed by management to be uncollectible. The allowance for loan losses is composed of allocations for specific loans and an unallocated portion for all other loans.

Following is a summary of changes in the allowance for loan losses for the three months ended March 31:


                                                      1999        1998
                                                      ----        ----

Balance, January 1................................   $6,576      $6,143
Provision charged to operations...................      474         387
Loans charged-off.................................     (462)       (246)
Recoveries........................................       21          69
                                                     ------      ------

 Balance, March 31................................   $6,609      $6,353
                                                     ======      ======

                ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Allowance for Loan Losses
-------------------------

On a quarterly basis, management of each of the banks, and the board of directors of the Company on a consolidated basis, meet to review the adequacy of the allowance for loan losses. The Company maintains an internal loan review function, which reviews commercial and consumer credits with the individual loan officers and assigns a risk rating grade. The grading system is in compliance with regulatory classifications, and the allowance is allocated to the loans based upon regulatory grading, except in instances where there are known differences (i.e. collateral value is minimal, etc.). Once the specific portion of the allocation is calculated, management then calculates a percentage of each category based upon the past five years of loan loss history. The unallocated portion of the allowance is determined based upon current economic conditions, trends in the portfolio, including delinquencies and impairments, as well as changes in the composition of the portfolio.

The allowance for loan losses as a percentage of total loans was 1.23% as of March 31, 1999 and 1.26% as of December 31, 1998. In management's judgment, an adequate allowance for loan losses has been established.

Nonaccrual and Nonperforming Loans
----------------------------------

Nonaccrual loans increased to $2.4 million as of March 31, 1999 from $2.2 million as of December 31, 1998. Management does not believe that the increase in nonaccrual loans represents a decline in the overall quality of the loan portfolio at this time.

Nonperforming loans include nonaccrual loans and accruing loans which are ninety days or more delinquent. Typically, these loans have adequate collateral protection or personal guaranties to provide a source of repayment to the banks. Nonperforming loans were $4.4 million as of March 31, 1999 compared to $4.7 million at December 31, 1998 and $4.4 million at March 31, 1998. Nonperforming loans were .81%, .90% and .86% of total loans as of March 31, 1999, December 31, 1998 and March 31, 1998, respectively. Nonperforming loans were .40%, .44% and
 .46% of total assets as of March 31, 1999, December 31, 1998 and March 31, 1998, respectively.

Other real estate owned was $526,000 and $1.2 million at March 31, 1999 and December 31, 1998, respectively. Other real estate owned was .05% and .12% of total assets as of March 31, 1999 and December 31, 1998, respectively. During the first quarter of 1999, a property carried at $700,000 as other real estate owned was sold for $1,000,000, resulting in a gain of $300,000.

                ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Securities
----------

Securities are classified as available-for-sale if they may be sold as part of the Company's asset/liability management strategy in response to changes in interest rates, liquidity needs or significant prepayment risk. Securities available-for-sale are carried at fair value, with related unrealized net gains or losses, net of deferred income taxes, recorded as an adjustment to equity capital. As of March 31, 1999, net unrealized losses resulted in a $1.1 million decrease in equity. This was a decrease of $564,000 from a net unrealized loss of $522,000 recorded as part of equity at December 31, 1998.

Securities available-for-sale increased 0.2% to $459.5 million as of March 31, 1999, from $458.3 million as of December 31, 1998. U.S. Treasury and agency securities remained unchanged at $1.9 million as of March 31, 1999. U.S. government agency mortgage-backed securities and collateralized mortgage obligations increased 0.4% or $1.7 million from $438.1 million as of December 31, 1998 to $439.8 million as of March 31, 1999. Equity securities decreased $600,000 from $11.3 million at December 31, 1998 to $10.7 million as of March 31, 1999. Management does not consider any of these changes to represent a change in the management philosophy of the investment portfolio.

Trading account securities increased to $2.0 million as of March 31, 1999 compared to none outstanding at December 31, 1998. The Company holds trading account securities on a short-term basis based on market and liquidity conditions.

Deposits and Borrowed Funds
---------------------------

Total deposits of $895.2 million as of March 31, 1999 represented an increase of $26.1 million or 3.0% from $869.1 million as of December 31, 1998. Non-interest-bearing deposits were $109.3 million as of March 31, 1999, approximately $5.3 million lower than the $114.6 million as of December 31, 1998. At the same time, interest-bearing deposits increased 4.2% or $31.3 million. The higher level of interest-bearing deposits included an increase of $20.2 million in public funds (State of Illinois deposits) and a $14.6 million increase in money market accounts. These increases were offset partially by a decrease of $5.0 million in certificates of deposit under $100,000 and $8.0 million in certificates of deposit in excess of $100,000. During the first quarter of 1999, management strategies focused on increasing lower cost core deposits and used public funds to offset a modest runoff in higher rate certificates of deposit.

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

                ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Deposits and Borrowed Funds
---------------------------

Federal Home Loan Bank advances were $101.0 million at both March 31, 1999 and December 31, 1998. The weighted average rate for Federal Home Loan Bank advances was 5.02% in the first quarter of 1999 with a range of maturities between one and ten years. This rate compares favorably to the average rate of 5.39% for certificates of deposit under $100,000 during the first quarter of 1999.

Consolidated notes payable at March 31, 1999 and December 31, 1998 are listed below:


                                                                              1999         1998
                                                                              ----         ----

Federal Home Loan Bank (FHLB) advances to bank subsidiaries..............   $101,000     $101,000

Revolving line of credit  to Midwest Banc Holdings, Inc..................      5,500        4,000
 ($20,000,000 line of credit)

Revolving warehouse line of credit to Midwest One Mortgage
 Services................................................................        100        2,500
 ($5,000,000 line of credit)

Mortgage payable.........................................................        150          150

Note issued to acquire Porter Insurance Agency, Inc......................        150          150
                                                                            --------     --------

Total notes payable......................................................   $106,900     $107,800
                                                                            ========     ========

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

Capital Resources
-----------------

Stockholders' equity decreased $1.8 million or 2.3% from $77.6 million at December 31, 1998 to $75.8 million at March 31, 1999. Earnings for the first quarter of 1999 were more than offset by an increase in dividends and amounts used to repurchase outstanding common stock shares. Under a previously announced plan, the Company repurchased 181,596 shares of common stock during the first quarter of 1999 at prevailing market prices. The weighted average purchase price was $16.03 during the first quarter of 1999. The amount of shares repurchased

                ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Capital Resources
-----------------

represents more than 60% of the planned objective of 300,000 shares during 1999. The amount repurchased was approximately $2.9 million and represented less than 3.8% of the total dollar amount of equity at December 31, 1998.

The Company and its four subsidiary banks (the "Banks") are subject to regulatory capital requirements administered by federal banking agencies. Capital adequacy guidelines and prompt corrective action regulations involve quantitative measures of assets, liabilities and certain off-balance-sheet items calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by regulators about components, risk weightings and other factors, and the regulators can lower classifications in certain areas. Failure to meet various capital requirements can initiate regulatory action that could have a direct material effect on the financial statements.

The prompt corrective action regulations provide five classifications, including well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized, although these terms are not used to represent overall financial condition. If adequately capitalized, regulatory approval is required to accept brokered deposits. If undercapitalized, capital distributions are limited, as is asset growth and expansion and plans for capital restoration are required.

The Company and the Banks were categorized as well capitalized as of March 31, 1999. Management is not aware of any conditions or events since the most recent regulatory notification that would change the Company's or the Banks' categories.

Capital levels and minimum required levels (dollars in thousands):


                                                        MINIMUM REQUIRED      MINIMUM REQUIRED
                                                           FOR CAPITAL             TO BE
                                         ACTUAL         ADEQUACY PURPOSES     WELL CAPITALIZED
                                    ---------------     -----------------     ----------------
                                    AMOUNT    RATIO     AMOUNT      RATIO     AMOUNT     RATIO
                                    ------    -----     ------      -----     ------     -----

March 31, 1999
 Total capital to risk-
    weighted assets..............  $80,996    14.0%    $46,163      8.0%     $57,704     10.0%

 Tier I capital to risk-
    weighted assets..............   74,387    12.9%     23,081      4.0%      34,622      6.0%

 Tier I capital to
    average assets...............   74,387     6.9%     43,215      4.0%      54,019      5.0%

                ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Capital Resources
-----------------


                                                        MINIMUM REQUIRED      MINIMUM REQUIRED
                                                           FOR CAPITAL             TO BE
                                         ACTUAL         ADEQUACY PURPOSES     WELL CAPITALIZED
                                    ---------------     -----------------     ----------------
                                    AMOUNT    RATIO     AMOUNT      RATIO     AMOUNT     RATIO
                                    ------    -----     ------      -----     ------     -----

December 31, 1998
 Total capital to risk-
    weighted assets..............  $82,573    14.6%    $45,129      8.0%     $56,411     10.0%

 Tier I capital to risk-
    weighted assets..............   77,997    13.5%     22,565      4.0%      33,846      6.0%

 Tier I capital to
    average assets...............   75,997     7.1%     42,686      4.0%      53,358      5.0%


Liquidity
---------

Liquidity measures the ability of the Company to meet maturing obligations and its existing commitments, to withstand fluctuations in deposit levels, to fund its operations and to provide for customers' credit needs. The liquidity of the Company principally depends on cash flows from operating activities, investment in and maturity of assets, changes in balances of deposits and borrowings and its ability to borrow funds in the money or capital markets.

Net cash inflows provided by operations were $4.5 million in the first three months of 1999 compared to a net outflow of $1.2 million a year earlier. Net cash outflows from investing activities were $20.9 million in the first three months of 1999 compared to a net cash outflow of $48.2 million a year earlier. Cash inflows from financing activities in the first three months of 1999 were $14.6 million compared to a net inflow of $45.5 million in 1998.

In the event of short-term liquidity needs, the Banks may purchase federal funds from correspondent banks. The Company's membership in the Federal Home Loan Bank System gives it the ability to borrow funds from the Federal Home Loan Bank of Chicago for short- or long-term purposes under a variety of programs.

Mortgage lending activity resulted in originations of $16.9 million during the first three months of 1999. Interest received net of interest paid was a principal source of operating cash inflows for the three months ended March 31, 1999 and March 31, 1998, respectively. Management of investing and financing activities and market conditions determine the level and the stability of net interest cash flows. Management's policy is to mitigate the impact of changes in market interest rates to the extent possible so that balance sheet growth is the principal determinant of growth in net interest cash flows.

                ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


YEAR 2000 COMPLIANCE

Company's State of Readiness

The Company has conducted a comprehensive review of its computer systems for "Year 2000" issues, and has developed an implementation plan to identify and resolve potential problems in compliance with Federal Reserve Bank guidelines. The Company estimates its testing and implementation plan is 90% complete at this time. Management expects to complete Year 2000 testing by June 30, 1999.

A Project Coordinator, who is a Vice President of the Company, has been assigned the responsibility of coordinating the Year 2000 effort throughout the Company. The Project Coordinator is a Director of First Midwest Data Corp. and, therefore, familiar with issues of system, vendor and customer risks relating to Year 2000 compatibility. The Company's Information Services Officer assists the Project Coordinator and is responsible for all network and personal computer connections and software use within the Company.

In addition, the Company has formed a Year 2000 Committee consisting of senior bank officers and other knowledgeable bank personnel. The President of First Midwest Data Corp. is a member of the Committee and lends significant data processing experience to the project. The Project Coordinator is designated the Year 2000 Committee Coordinator.

The Company's implementation plan involves procedures and tests to reduce Year 2000 risks to and by customers, equipment, vendors and the providers of computer hardware and software services. The Company has identified mission critical vendors who have provided the Company with the results of their own tests for Year 2000 compliance and the Company is satisfied with the results to date. The Company has performed an analysis of all inventory purchased and has made visual inspections of its buildings, contents and equipment. Testing plans have been developed to measure the compatibility of all Year 2000 related equipment and software. In addition, the Information Services Officer reviews all contracts for the purchase of new chip-related or date-related equipment or software, and all purchases are required to bear Year 2000 compatibility confirmations.

The Company owns two in-house computer systems. One of these systems uses an IBM AS/400 with software by Jack Henry and Associates. The Jack Henry software product provides seventeen of the most critical software applications used to service customers of the Banks. A proxy test performed by a thirteen financial institution consortium -- each organization being a Jack Henry software client -- was completed prior to year-end 1998. The test results indicated there were no significant Year 2000 problems. Further verification of test results will continue into the second quarter of 1999 and a final report of the success of the test will be issued at that time.

In addition, the Company uses personal computers at its local offices, connected through networks, to maintain critical systems. Each of the banking centers, therefore, is considered

                ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


YEAR 2000 COMPLIANCE

mission critical. The computers use stand-alone vendor products or service providers to provide information and customer service software.

The second in-house system is a Unisys computer system used to support four banking centers in Western Illinois. This system has been recently upgraded and testing is now taking place on all mission critical applications. This system software is written by ITI and no Year 2000 compatibility issues have been found to date. The Company expects the tests to conclude and result in implementation by the end of the second quarter.

The Company had determined that it relies on seventy-eight mission critical applications or systems. This also includes the Company's reliance on vendors or products produced by others. The Company had control over thirty-three of these systems and third parties provide forty-five. All thirty-three of the controlled mission critical systems have been tested with successful Year 2000 results. The Company is in regular contact with providers, and each is providing the Company with status updates and new information as it becomes available.

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

Nevertheless, the Company recognizes the potential risks posed by Year 2000 issues, and there can be no assurance that the Company will not be significantly affected by Year 2000 issues. These risks include, without limitations, disruption to customer service caused by computer and system interruptions, failure to comply with federal and state regulations, and an inability to collect and service outstanding loans due to any customers' failure to address Year 2000 issues. The Company remains alert to any potential Year 2000 problems created by customers and has been obtaining information and data from customers to assess potential exposures. To date, responses from customers have not indicated significant Year 2000 issues to be resolved. Potential losses created by cash flow problems of existing borrowers due to Year 2000 issues cannot be quantified at this time with any meaningful degree of accuracy. As a result, the Banks have not provided any additional amounts to the Allowance for Loan Losses to cover Year 2000 related repayment risks at this time.

                ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


YEAR 2000 COMPLIANCE

Events over which the Company has no control, such as sources of electrical and gas power or loss of telephone communications, may result in a disruption of service to customers. These potential events have been reviewed and short-term contingency plans have been developed to address situations in which there is a widespread loss of these vital utility services. In such circumstances, the Banks' plans provide for limited business services until such vital utility services resume and are fully restored.

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

Contingency Plans and Costs

The Company has created and distributed contingency plans for situations where customer service may be inhibited by sources beyond its control. These contingency plans provide alternatives for processing customer transactions, liquidity and business continuation in case of a major disruption caused by Year 2000 issues. The plans provide all Company subsidiaries with information that will be necessary to maintain service of customers during such circumstances. Updates and responses to additional situations will be covered in these plans as appropriate and consistent with regulatory guidelines.

The current contingency plans provide instructions for the operation of bank offices with manual record keeping and transaction processing in the event of power loss or interruption of telecommunications. Liquidity planning and funds management are also included in the contingency plans. Each Bank has approved a disaster recovery plan in the event of significant events which may inhibit normal banking operations.

The Company has incurred internal and external expenditures of approximately $217,000 in addressing Year 2000 issues through March 31, 1999. This cost does not include internal salary and employee benefit costs for individuals that have responsibilities or are involved with the Year 2000 project. The Company is considering additional expenditures, including the purchase of emergency generators, which, if made, would increase Year 2000 expenditures to approximately $400,000. Management does not believe these expenditures are or will be material in nature or have a material impact on the Company's operations.

The estimated costs are based upon management's best estimates and include assumptions of future events, availability of specific resources, third party, vendor or customer modification plans and other factors. However, there can be no guarantee that current estimates will be realized, and actual results may differ significantly from these estimates.

                ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES
                                ABOUT MARKET RISK


Interest Rate Sensitivity Analysis
----------------------------------

The Company's overall interest rate sensitivity is demonstrated by net interest income analysis. Net interest income analysis measures the change in net interest income in the event of hypothetical changes in interest rates. This analysis assesses the risk of change in net interest income in the event of sudden and sustained 1.0% to 2.0% increases and decreases in market interest rates. The table below presents the Company's projected changes in net interest income for the various rate shock levels at March 31, 1999.


                                   Net Interest Income
                          ---------------------------------------
(Dollars in thousands)    Amount           Change          Change
                          ------           ------          ------

         -200 bp         $ 36,991         $   874           2.42%
         -100 bp           36,634             517           1.43
           Base            36,117            ----          -----
         +100 bp           35,769            (348)         (0.96)
         +200 bp           34,855          (1,262)         (3.49)


As shown above, at March 31, 1999, the effect of an immediate 200 basis point increase in interest rates would decrease the Company's net interest income by 3.49% or approximately $1.3 million. The effect of an immediate 200 basis point decrease in rates would increase the Company's net interest income by 2.42% or approximately $874,000.

The projected changes in the Company's net interest income for the various rate shock levels at March 31, 1998 were the following:


                                   Net Interest Income
                          ---------------------------------------
(Dollars in thousands)    Amount           Change          Change
                          ------           ------          ------

         -200 bp          $32,481         $(2,530)         (7.23)%
         -100 bp           32,884          (2,127)         (6.08)
           Base            35,011              --             --
         +100 bp           35,890             879           2.51
         +200 bp           34,954            (943)          2.69


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

         None


Item 5.  OTHER INFORMATION

         None


Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

              (a) Exhibits.
                  Exhibit 27 - Financial Data Schedule

              (b) Filings on Form 8-K.
                  None

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        MIDWEST BANC HOLDINGS, INC.
                                               (Registrant)


                                        By: /s/ Robert L. Woods
                                           -------------------------------------
                                             Robert L. Woods,
                                             President and
                                             Chief Executive Officer



                                        By: /s/ Edward H. Sibbald
                                           -------------------------------------
                                              Edward H. Sibbald,
                                              Executive Vice President and
                                              Chief Financial Officer



Date:  May 13, 1999