Form 10-Q
period 1999-06-30
MIDWEST BANC HOLDINGS INC
filed 1999-08-13
CIK 1051379

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                             ----------------------

                                    FORM 10-Q

     |X|  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended June 30, 1999

                                       OR

     |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                 For transition period from ________ to ________

                                     0-29598
                             Commission File Number

                           MIDWEST BANC HOLDINGS, INC.
             (Exact name of Registrant as specified in its charter)


               Delaware                                36-3252484
     (State or other jurisdiction of    (I.R.S. Employer Identification Number)
      incorporation or organization)

               501 W. North Ave.
               Melrose Park, IL                        60160
     (Address of principal executive offices)        (Zip Code)

                                 (708) 865-1053
              (Registrant's telephone number, including area code)

     Indicate by checkmark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                         Yes |X|        No |_|

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the period covered by this report.

===============================================================================
               Class                         Outstanding June 30, 1999
          Common, par value $.01                     11,002,996
===============================================================================

                           MIDWEST BANC HOLDINGS, INC.

                            FORM 10-QUARTERLY REPORT

                                TABLE OF CONTENTS


                                                                     Page Number
                                                                     -----------

                                     PART I

Item 1.   Financial Statements...............................................1

Item 2.   Management's Discussion and Analysis of Results of Operations
          and Financial Condition............................................7

Item 3.   Quantitative and Qualitative Disclosures About Market Risk........17

                                     PART II

Item 1.   Legal Proceedings.................................................19

Item 2.   Changes in Securities and Use of Proceeds.........................19

Item 3.   Defaults upon Senior Securities...................................19

Item 4.   Submission of Matters to a Vote of Security Holders...............19

Item 5.   Other Information.................................................19

Item 6.   Exhibits and Reports on Form 8-K..................................19

Form 10-Q Signature Page....................................................20

                                     PART I
                              FINANCIAL INFORMATION

                          MIDWEST BANC HOLDINGS, INC.
                    CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)



                                                            JUNE 30,        DECEMBER 31,
                                                              1999             1998
                                                            ---------       ------------
ASSETS
  Cash and cash equivalents...........................     $   34,536       $   40,253
  Trading account securities..........................          1,924               --
  Securities available-for-sale.......................        459,388          458,331
  Securities held-to-maturity.........................         26,270           23,598
  Loans...............................................        587,101          521,880
  Allowance for loan losses...........................         (6,843)          (6,576)
                                                           ----------       ----------
    Net loans.........................................        580,258          515,304
  Premises and equipment, net.........................         18,534           17,597
  Goodwill, net.......................................          2,479            2,610
  Other assets........................................         15,837           13,621
                                                           ----------       ----------
    Total assets......................................     $1,139,226       $1,071,314
                                                           ==========       ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
 LIABILITIES
Deposits..............................................
  Noninterest-bearing.................................     $  108,340       $  114,566
  Interest-bearing....................................        831,371          754,586
                                                           ----------       ----------
    Total deposits....................................        939,711          869,152
Securities sold under agreements to
  repurchase and federal funds purchased..............         14,291           10,469
Advances from the Federal Home Loan
  Bank................................................        101,000          101,000
Notes payable and other borrowings....................          5,800            6,800
Other liabilities.....................................          6,822            6,264
                                                           ----------       ----------
  Total liabilities...................................      1,067,624          993,685

STOCKHOLDERS' EQUITY
Preferred stock; $.01 par value; authorized
  1,000,000 shares; none issued
Common stock, $.01 par value; authorized
  17,000,000 shares; 11,379,392 shares
  issued..............................................            114              114
Surplus...............................................         29,704           29,704
Retained earnings.....................................         52,439           48,795
Accumulated other comprehensive income................         (5,650)            (522)
Treasury stock, at cost (376,396 shares at
  June 30, 1999 and 100,000 shares at
  December 31, 1998)..................................         (5,005)            (462)
                                                           ----------       ----------
  Total stockholders' equity..........................         71,602           77,629
                                                           ----------       ----------
  Total liabilities and stockholders' equity..........     $1,139,226       $1,071,314
                                                           ==========       ==========


                           MIDWEST BANC HOLDINGS, INC.
                  CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                    THREE MONTHS ENDED JUNE 30, 1999 AND 1998
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                             1999          1998
                                                           --------       -------
INTEREST INCOME:
Loans, including fees.................................     $12,402       $12,178
Securities
  Taxable.............................................       7,032         6,008
  Tax-exempt..........................................         353           310
Trading account securities............................          13            72
Federal funds sold and other..........................          90           124
                                                           -------       -------
  Total interest income...............................      19,890        18,692

INTEREST EXPENSE:
Deposits..............................................       8,927         9,012
Advances from the Federal Home Loan Bank..............       1,272           963
Other borrowings......................................         239           210
                                                           -------       -------
  Total interest expense..............................      10,438        10,185
                                                           -------       -------
Net interest income...................................       9,452         8,507

Provision for loan losses.............................         405           438
                                                           -------       -------

Net interest income after provision for loan losses...       9,047         8,069

OTHER INCOME:
Service charges and deposits..........................         837           770
Gains on securities transactions......................          15           431
Net trading account profits/(losses)..................         (10)           22
Mortgage loan origination fees........................         298           275
Trust income..........................................         145           148
Insurance commissions and fees........................         185            --
Investment commissions and fees.......................          90            39
Other income..........................................          49           204
                                                           -------       -------
  Total other income..................................       1,609         1,889

OTHER EXPENSE:
Salaries and employee benefits........................       3,715         3,354
Company expense, net..................................       1,088         1,019
Professional services.................................         397           264
Marketing.............................................         219           240
Other expenses........................................         943           966
                                                           -------       -------
  Total other expenses................................       6,362         5,843

Income before income taxes............................       4,294         4,115

Provision for income taxes............................       1,514         1,502
                                                           -------       -------

NET INCOME............................................     $ 2,780       $ 2,613
                                                           =======       =======

Basic earnings per share..............................     $  0.25       $  0.23
                                                           =======       =======

Diluted earnings per share............................     $  0.25       $  0.23
                                                           =======       =======

                           MIDWEST BANC HOLDINGS, INC.
                  CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                     SIX MONTHS ENDED JUNE 30, 1999 AND 1998
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                             1999          1998
                                                           --------      --------
Interest Income:
Loans, including fees.................................     $24,041       $23,813
Securities
  Taxable.............................................      14,020        11,488
  Tax-exempt..........................................         552           602
Trading account securities............................          21           169
Federal funds sold and other..........................         168           291
                                                           -------       -------
  Total interest income...............................      38,802        36,363

Interest Expense:
Deposits..............................................      17,653        17,642
Advances from the Federal Home Loan Bank..............       2,540         1,604
Other borrowings......................................         454           567
                                                           -------       -------
  Total interest expense..............................      20,647        19,813
                                                           -------       -------

Net interest income...................................      18,155        16,550

Provision for loan losses.............................         879           825
                                                           -------       -------

Net interest income after provision for loan losses...      17,276        15,725

Other Income:
Service charges on deposits...........................       1,600         1,494
Gains on securities transactions......................         207           725
Net trading account profits...........................           5            18
Mortgage loan origination fees........................         484           487
Trust income..........................................         304           299
Insurance commissions and fees........................         188            --
Investment commissions and fees.......................         141            72
Other income..........................................         581           321
                                                           -------       -------
  Total other income..................................       3,510         3,416

Other Expense:
Salaries and employee benefits........................       7,324         6,626
Company expense, net..................................       2,144         1,863
Professional services.................................         774           531
Marketing.............................................         385           393
Other expenses........................................       1,944         1,940
                                                           -------       -------
  Total other expenses................................      12,571        11,353
                                                           -------       -------

Income before income taxes............................       8,215         7,788

Provision for income taxes............................       2,913         2,844
                                                           -------       -------

Net income............................................     $ 5,302       $ 4,944
                                                           =======       =======

Basic earnings per share..............................     $  0.48       $  0.45
                                                           =======       =======

Diluted earnings per share............................     $  0.48       $  0.45
                                                           =======       =======

                           MIDWEST BANC HOLDINGS, INC.
           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (UNAUDITED)

                                                                              ACCUMULATED
                                                                                 OTHER                        TOTAL
                                             COMMON               RETAINED    COMPREHENSIVE    TREASURY    STOCKHOLDERS'
                                              STOCK    SURPLUS    EARNINGS       INCOME         STOCK         EQUITY
                                             ------    -------    --------    -------------    --------    -------------

(In thousands, except share and per
  share data):
Balance, January 1, 1998..................    $101     $12,620    $40,026       $   675        $  (462)       $52,960
Cash dividends declared ($0.020 per
  share)..................................      --          --       (452)           --             --           (452)
Issuance of common stock..................      13      17,084         --            --             --         17,097

Comprehensive income
  Net income..............................      --          --      4,944            --             --          4,944
  Net decrease in fair value of
    securities classified as
    available-for-sale, net of
    income taxes and
    reclassification adjustments..........      --         --          --          (856)                         (856)
        Total comprehensive income........                                                                      4,088
                                              ----     -------    -------       -------        -------        -------
Balance, June 30, 1998....................    $114     $29,704    $44,518       $  (181)       $  (462)       $73,693
                                              ====     =======    =======       =======        =======        =======

Balance, January 1, 1999..................    $114     $29,704    $48,795       $  (522)       $  (462)       $77,629
Cash dividends declared ($0.15) per
  share)..................................      --          --     (1,658)           --             --         (1,658)
Purchase of 276,396 shares of
  treasury stock..........................      --          --         --            --         (4,543)        (4,543)

Comprehensive income
  Net income..............................      --          --      5,302            --             --          5,302
  Net decrease in fair value of
     securities classified as
     available-for-sale, net of
     income taxes and
     reclassification adjustments.........      --          --         --        (5,128)            --         (5,128)
        Total comprehensive income........                                                                        174
                                              ----     -------    -------       -------        -------        -------

Balance, June 30, 1999....................    $114     $29,704    $52,439       $(5,650)       $(5,005)       $71,602
                                              ====     =======    =======       =======        =======        =======

                           MIDWEST BANC HOLDINGS, INC.
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                     SIX MONTHS ENDED JUNE 30, 1999 AND 1998
                                 (IN THOUSANDS)

                                                            1999          1998
                                                          --------      --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income...........................................   $  5,302      $  4,944

  Adjustments to reconcile net income to net
   cash provided by operating activities:
     Depreciation......................................      1,110           888
     Provision for loan losses.........................        879           825
     Proceeds from sales of trading accounting
       securities, net.................................     (1,919)        5,026
     Net gain on sale of securities....................       (207)         (725)
     Net gain on sale of trading account
       securities......................................         (5)          (18)
     Net proceeds from sales of real estate loans
       originated for sale.............................      2,854         2,284
     Gain on sale of other real estate.................       (300)           --
     Decrease (Increase) in other assets...............        680        (2,254)
     Increase in other liabilities.....................        558            14
                                                          --------      --------
       Net cash provided by operating activities.......      8,952        10,984

CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from sales and maturities of securities
    available-for-sale.................................    115,836       193,527
  Principal payments on securities available-for-
    sale...............................................     67,612        53,557
  Purchase of securities available-for-sale............   (192,686)     (323,744)
  Purchase of securities held-to-maturity..............     (3,699)       (3,923)
  Maturities of securities held-to-maturity............      1,027           585
  Net increase in loans................................    (68,911)      (32,364)
  Proceeds from sale of other real estate..............      1,019            --
  Property and equipment expenditures, net.............     (2,047)       (2,285)
                                                          --------      --------
    Net cash used in investing activities..............    (81,849)     (114,647)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net increase in deposits.............................     70,559        42,767
  Issuance of common stock.............................         --        17,097
  Net bank borrowings..................................     (1,000)       46,650
  Dividends paid.......................................     (1,658)         (452)
  Securities sold under agreements to repurchase
    and federal funds purchased........................      3,822        (5,769)
  Treasury stock purchases.............................     (4,543)           --
                                                          --------       -------
    Net cash provided by financing activities..........     67,180       100,293
                                                          --------       -------

Decrease in cash and cash equivalents..................     (5,717)       (3,370)

Cash and cash equivalents at beginning of period.......     40,253        34,471
                                                          --------       -------

CASH AND CASH EQUIVALENTS AT END OF PERIOD.............   $ 34,536       $31,101
                                                          ========       =======

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

     The annualized results of operations for the three months and six months ended June 30, 1999 are not necessarily indicative of the results expected for the full year ending December 31, 1999.

     For purposes of per share calculations, the Company had 11,002,996 shares of common stock outstanding at June 30, 1999, 11,279,392 shares outstanding at December 31, 1998 and 11,279,392 shares outstanding at June 30, 1998. Quarterly weighted average shares of common stock outstanding were 11,050,297 and 11,279,392 for the three months ended June 30, 1999 and 1998, respectively. Weighted average shares were 11,115,272 and 10,901,978 for the six month periods ended June 30, 1999 and 1998 respectively.


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

     AICPA Statement of Position 98-5, effective in 1999, requires all start-up, pre-opening, and organization costs to be expensed as incurred. Any such costs previously capitalized for financial reporting purposes must be charged to income in the first quarter of 1999. This did not have a material impact on the Company.

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

                ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION

RESULTS OF OPERATIONS - THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 1999 AND 1998

     Consolidated net income for the second quarter of 1999 was $2.8 million or $ 0.25 cents per share, a 6.4% increase compared to $2.6 million or $ 0.23 cents per share earned in the second quarter of 1998. Earnings per share for the three months ended June 30, 1999 were 8.7% higher than the comparable period in 1998. Consolidated net income for the six months ended June 30, 1999 was $5.3 million or $.48 a share compared to $4.9 million or $.45 a share for the similar period in 1998. Earnings per share for the six months ended June 30, 1999 were 6.7% higher than for the comparable period in 1998.

     Net interest income increased 11.1% to $9.5 million in the second quarter of 1999 compared to $8.5 million in the second quarter of 1998. During the six months ended June 30, 1999, net interest income increased 9.7% to $18.2 million compared to $16.6 million for the comparable period in 1998. Excluding gains on the sales of securities and trading accounts, noninterest income increased 11.7% to $1.6 million and noninterest expenses increased 8.9% to $6.4 million in the second quarter of 1999 compared to the similar period in 1998. Excluding gains on the sales of securities and trading accounts, noninterest income increased 23.4% to $3.3 million and noninterest expenses increased 10.7% to $12.6 million year to date in 1999 compared to the similar six month period in 1998.

Net Interest Income
-------------------

     Net interest income was $9.5 million and $8.5 million during the three months ended June 30, 1999 and 1998 respectively, an increase of 11.1%. During the six months ended June 30, 1999, net interest income increased $1.6 million or 9.7% to $18.2 million in 1999 compared to $16.6 million for the similar period in 1998. The Company's net interest margin (tax equivalent net interest income as a percentage of earning assets) was 3.63% for the three months ended June 30, 1999 and 3.67% a year earlier. During the six months ended June 30, 1999, the net interest margin was 3.55% in 1999 compared to 3.69% in 1998. Net interest income increased due to the growth in average earning assets from $943.4 million during the second quarter of 1998 to $1.06 billion during the second quarter of 1999. During the six months ended June 30, 1999, average earning assets increased 14.3% from $913.3 million in 1998 to $1.04 billion in 1999.

     The decrease in net interest margin was primarily due to lower average yields on loans due to reductions in the prime rate and refinancings at lower average fixed rates. The average loan yield was 8.68% during the second quarter of 1999, a decrease of 0.76% from the average yield of 9.44% during the second quarter of 1998. For the six months ended June 30, 1999, the average loan yield was 8.76%, a decrease of .68% from the average yield of 9.44% for the same period in 1998.

     Yields on investment securities were 6.24% for both the second quarter of 1998 and 1999. However, the year to date net interest margin was affected by a flattening of interest rate yield curves and accelerated prepayments under existing mortgage-backed securities investments primarily in the first quarter. During the six months ended June 30, 1999, investment securities yields decreased .22% from 6.34% in 1998 to 6.12% in 1999. A portion of this decrease in yield was offset by a $207,000 gain on the sale of securities for the six months ended June 30, 1999.

     Overall, the yield on earning assets decreased .44% from 8.00% during the second quarter of 1998 to 7.56% during the second quarter of 1999. The decrease in yields on earning assets was offset by a decrease of .48% in average rates on deposits and borrowings. Average rates on deposits decreased .52% from 4.96% in the second quarter of 1998 to 4.44% for the three months ended June 30, 1999. For the six months ended June 30, 1999, average rates on deposits decreased .46% from 4.94% in 1998 to 4.48% in 1999. Average rates on borrowings were 5.48% and 5.08% for the second quarters of 1998 and 1999, respectively. For the six months ended June 30, 1999, the average rates on borrowings were 5.58% in 1998 compared to 5.10% in 1999.

                ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Provision for Loan Losses
-------------------------

     The Company's provision for loan losses was $405,000 for the second quarter of 1999 compared to $438,000 for the similar period in 1998. For the six months ended June 30, 1999, the provision for losses increased from $825,000 in 1998 to $879,000 in 1999. Net chargeoffs for the three months ended June 30, 1999 and 1998 were $171,000 and $318,000, respectively. Net chargeoffs for the six months ended June 30, 1999 and 1998 were $612,000 and $495,000, respectively. Included in the 1999 year to date net chargeoffs was $360,000 to one borrower, which, as part of the workout settlement, was substantially offset by a $300,000 gain on the sale of other real estate on a separate loan from this borrower.

     The allowance for loan losses as a percentage of total loans was 1.17% as of June 30, 1999 and 1.26% as of December 31, 1998.

Other Income
------------

     Other income, excluding securities gains, was $1.6 million for the three months ended June 30, 1999 and $1.4 million for the same period in 1998, an increase of $168,000, or 11.7%. For the six months ended June 30, 1999, other income, excluding securities gains, was $3.3 million in 1999, compared to $2.7 million for the comparable period in 1998, an increase of $625,000 or 23.4%.

     The most significant factor in the increase in other income was a $300,000 gain on the sale of other real estate, which was completed as part of a loan workout during the first quarter of 1999.

     Service charges and fees increased 8.7% or $67,000 from $770,000 in the second quarter of 1998 to $837,000 in the second quarter of 1999. Year to date, service charges and fees increased 7.1% or $106,000 from $1.5 million in 1998 to $1.6 million in 1999. Service charges and fees include service charges on deposit accounts which are expected to increase with future deposit growth.

     Commissions on insurance and investment brokerage activities increased $236,000 to $275,000 for the quarter ended June 30, 1999. For the six months ended June 30, 1999, commissions on insurance and investment brokerage activities increased $257,000 to $329,000. The increase in fees was primarily due to insurance activities of Porter Insurance Agency, Inc., which was acquired by Midwest Bank of Western Illinois in the fourth quarter of 1998, and higher investment brokerage volume.

     Mortgage banking fee income increased 8.4% to $298,000 during the second quarter of 1999 compared to the second quarter of 1998. Year to date, mortgage fees were $487,000 and $484,000 in 1998 and 1999, respectively. Mortgage banking income is seasonal, with residential activity tending to decline in the winter months, and is also sensitive to interest rate levels. The reduction in long-term interest rates created a significant demand for refinancing existing mortgages, as well as financing new home sales, during 1998. Activity during the second quarter of 1999 was still strong, but the demand for refinancings lessened significantly and was largely replaced by new purchase originations. Most fixed rate mortgages which the Company originates are sold.

     Sales of securities available-for-sale resulted in net gains of $15,000 in the second quarter of 1999 compared to a net gain of $431,000 for the comparable period in 1998. For the six months ended June 30, 1999, gains on the sale of securities were $207,000 compared to $725,000 during the similar period in 1998. Securities available-for-sale are held for indefinite periods of time and include securities that will be used as a part of the Company's asset/liability management strategy. Such securities may be sold in response to changes in interest rates, liquidity needs or significant prepayment risk. Net trading account losses were $10,000 during the second quarter of 1999 compared to a gain of $22,000 for the comparable period in 1998. Year to date, net trading account gains were $5,000 and $18,000 in 1999 and 1998, respectively.

                ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Other Expenses
--------------

     Total other expenses increased 8.9% or $519,000 from $5.8 million during the three months ended June 30, 1998 to $6.4 million during the second quarter of 1999. For the six months ended June 30, 1999, total other expenses increased 10.7% or $1.2 million to $12.6 million compared to the similar period in 1998.

     Salary and benefit expenses increased 10.8% or $361,000 from $3.4 million during the three months ended June 30, 1998 to approximately $3.7 million for the second quarter of 1999. For the six months ended June 30, 1999, salary and benefit expenses increased $697,000 or 10.5% to $7.3 million from $6.6 million for the similar period in 1998. The full-time equivalent number of employees was 308 as of June 30, 1998 and 336 as of June 30, 1999. The increase in the full time equivalent number of employees, as well as salaries and benefits, was primarily due to the initial staffing and related compensation costs of two new banking centers, employee expenses for Porter Insurance Agency, Inc., which was acquired in the fourth quarter of 1998, and annual merit increases in salaries.

     Occupancy expenses increased $69,000 or 6.8% to $1.1 million during the second quarter of 1999 compared to the second quarter of 1998. For the six months ended June 30, 1999, occupancy expenses increased $281,000 or 15.1% to $2.1 million compared to the six months ended June 30, 1998. Renovation costs and increased depreciation expense related to the Company's largest banking center, as well as the construction and opening of two new banking locations, were primary factors in the higher occupancy expense levels in 1999.

     Expenses, other than salary and employee benefits and occupancy, increased $89,000 or 6.1% from $1.5 million in the second quarter of 1998 to $1.6 million in the second quarter of 1999. Other expenses increased $239,000 or 8.3% to $3.1 million for the six months ended June 30, 1999 compared to the similar period in 1998. The increase in expenses was due primarily to start-up expenses for new banking locations, the initial costs of an insurance joint venture arrangement and general operating costs.

Income Taxes
------------

     The Company recorded income tax expense of $1.5 million for both quarters ended June 30, 1999 and 1998. Year to date, the provision for income taxes increased $69,000 or 2.4% compared to the similar period in 1998. The increase in income taxes was due to the growth in pre-tax income in 1999 compared to 1998.

FINANCIAL CONDITION

Loans
-----

     Total loans increased $65.2 million or 12.5% from $521.9 million at December 31, 1998 to $587.1 million as of June 30, 1999. Commercial loans increased $28.3 million or 19.1% from $148.0 million as of December 31, 1998 to $176.3 million as of June 30, 1999. Commercial real estate loans increased 13.7% or $31.5 million to $261.0 million as of June 30, 1999 from $229.5 million as of December 31, 1998. Agricultural loans increased 14.8% or $4.9 million from $33.2 million at December 31, 1998 to $38.1 million as of June 30, 1999. Residential real estate loans increased $580,000 or 0.6% to $96.2 million as of June 30, 1999 from $95.6 million as of December 31, 1998. Consumer loans increased 0.7% from December 31, 1998 to $16.2 million as of June 30, 1999.

     Most of the residential mortgage loans originated by the Company's mortgage banking subsidiary, Midwest One Mortgage Services, Inc., are sold in the secondary market. At any point in time, loans will be at various stages of the mortgage banking process. Included as part of residential real estate loans, loans held for sale were $3.8 million as of December 31, 1998 and $946,000 at June 30, 1999. The carrying value of these loans approximated the market value at that time.

                ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Allowance for Loan Losses
-------------------------

     An allowance for loan losses has been established to provide for those loans that may not be repaid in their entirety. The allowance is maintained at a level considered by management to be adequate to provide for potential loan losses. The allowance is increased by provisions charged to earnings and is reduced by chargeoffs, net of recoveries. The provision for loan losses is based upon past loan loss experience and management's evaluation of the loan portfolio under current economic conditions. Loans are charged to the allowance for loan losses when, and to the extent, they are deemed by management to be uncollectible. The allowance for loan losses is composed of allocations for specific loans and an unallocated portion for all other loans.

     Following is a summary of changes in the allowance for loan losses for the six months ended June 30:

                                                  1999         1998
                                                  ----         ----
     Balance, January 1........................  $6,576       $6,143
     Provision charged to operations...........     879          825
     Loans charged-off.........................    (715)        (645)
     Recoveries................................     103          150
                                                 ------       ------

       Balance, June 30......................    $6,843       $6,473
                                                 ======       ======

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

     The allowance for loan losses as a percentage of total loans was 1.17% as of June 30, 1999 and 1.26% as of December 31, 1998. In management's judgment, an adequate allowance for loan losses has been established.

Nonaccrual and Nonperforming Loans
----------------------------------

     Nonaccrual loans increased to $4.0 million as of June 30, 1999 from $2.2 million as of December 31, 1998. Most of the increase in nonaccrual loans is related to several commercial loans which are being addressed by specific workout plans at this time. Management does not believe that the increase in nonaccrual loans represents a decline in the overall quality of the loan portfolio at this time.

     Nonperforming loans include nonaccrual loans and accruing loans which are ninety days or more delinquent. Typically, these loans have adequate collateral protection or personal guaranties to provide a source of repayment to the bank. Nonperforming loans were $6.5 million as of June 30, 1999 compared to $4.7 million at December 31, 1998 and $4.4 million at June 30, 1998. Nonperforming loans were 1.10%, .90% and .86% of total loans as of June 30, 1999, December 31, 1998 and June 30, 1998 respectively. Nonperforming loans were .57%, .44% and
 .43% of total assets as of June 30, 1999, December 31, 1998 and June 30, 1998 respectively.

     The increase in nonperforming loans was primarily due to several specific credits which continue to make partial payments or are in the process of loan workout and collection litigation. Management believes there has been no material deterioration in portfolio quality despite the increase in total nonperforming loans since December 31, 1998.

                ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION

     Other real estate owned was $731,000 and $1.2 million at June 30, 1999 and December 31, 1998, respectively. Other real estate owned was .06% and .12% of total assets as of June 30, 1999 and December 31, 1998, respectively.

Securities
----------

     Securities are classified as available-for-sale if they may be sold as part of the Company's asset/liability management strategy in response to changes in interest rates, liquidity needs, or significant prepayment risk. Securities available-for-sale are carried at fair value, with related unrealized net gains or losses, net of deferred income taxes, recorded as an adjustment to equity capital. As of June 30, 1999, net unrealized losses on securities available for sale were $5.7 million compared to $522,000 at December 31, 1998. The significant increase in net unrealized losses on securities available for sale resulted in a $5.1 million decrease in book equity.

     Securities available-for-sale increased 0.2% to $459.4 million as of June 30, 1999, from $458.3 million as of December 31, 1998. U.S. Treasury and agency securities remained unchanged at $1.9 million as of June 30, 1999 and December 31, 1998. U.S. government agency mortgage-backed securities and collateralized mortgage obligations increased .37% or $1.6 million from $438.1 million as of December 31, 1998 to $439.7 million as of June 30, 1999. Equity securities decreased $300,000 from $1.9 million at December 31, 1998 to $1.6 million as of June 30, 1999.

     Securities held-to-maturity increased $2.7 million or 11.3% from December 31, 1998. The securities purchased were municipal bonds issued primarily by governmental agencies within the communities served by the Company and its banks.

     Trading account securities increased to $1.9 million as of June 30, 1999 compared to none outstanding at December 31, 1998. The Company holds trading account securities on a short-term basis based on market and liquidity conditions.

Deposits and Borrowed Funds
---------------------------

     Total deposits of $939.7 million as of June 30, 1999 represented an increase of $70.6 million or 8.1% from $869.1 million as of December 31, 1998. Non-interest-bearing deposits were $108.3 million as of June 30, 1999, approximately $6.2 million lower than the $114.5 million as of December 31, 1998. At the same time, interest-bearing deposits increased 10.2% or $76.8 million. The higher level of interest-bearing deposits included an increase of $44.7 million in NOW and money market accounts and a $40.7 million increase in public funds (primarily State of Illinois deposits). These increases were offset partially by a $12.5 million decrease in certificates of deposit as part of a management strategy to lower overall funding costs. As a result, interest bearing transactional accounts and public funds have increased their respective percentages of the overall deposit mix at June 30, 1999 compared to December 31, 1998.

     The Company's membership in the Federal Home Loan Bank System gives it the ability to borrow funds from the Federal Home Loan Bank of Chicago for short- or long-term purposes under a variety of programs. The loans were used to fund growth and permit the bank subsidiaries to extend term maturities, reduce funding costs and manage interest rate risk exposures more effectively.

     Federal Home Loan Bank advances were $101 million at June 30, 1999 and December 31, 1998. The weighted average rate for Federal Home Loan Bank Advances was 5.06% during the six months ended June 30, 1999 with a range of maturities between one and ten years. This rate compares favorably to the average 1999 rate of 5.31% for certificates of deposit under $100,000.

                ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION

     Consolidated notes payable at June 30, 1999 and December 31, 1998 are listed below:


                                                                    1999          1998
                                                                  --------      --------
     Federal Home Loan Bank (FHLB) advances to bank
       subsidiaries...........................................    $101,000      $101,000
     Revolving line of credit to Midwest Banc Holdings,
       Inc. ($20,000,000 available)...........................       5,500         4,000
     Revolving warehouse line of credit to Midwest One
       Mortgage Services ($5,000,000 available)...............          --         2,500
     Mortgage payable.........................................         150           150
     Note issued to acquire Porter Insurance Agency, Inc......         150           150
                                                                  --------      --------
     Total notes payable......................................    $106,800      $107,800
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

Capital Resources
-----------------

     Stockholders' equity decreased $6.0 million or 7.8% from $77.6 million at December 31, 1998 to $71.6 million at June 30, 1999. The decrease was due to 1999 year to date earnings being more than offset by dividends and amounts used to repurchase the Company's outstanding common stock. In addition, the Company recorded a $5.1 million decrease in accumulated other comprehensive income.

     Under a previously announced plan, the Company repurchased 94,800 shares of common stock during the second quarter and 276,396 year to date in 1999 at prevailing market prices. The weighted average purchase price was $16.44 for stock repurchases year to date in 1999. The amount of shares repurchased represents more than 92% of the planned objective of 300,000 shares during 1999. The amount repurchased was approximately $4.5 million year to date and represented less than 6.0% of the total dollar amount of equity at December 31, 1998.

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

     The Company and the Banks were categorized as well capitalized as of June 30, 1999. Management is not aware of any conditions or events since the most recent regulatory notification that would change the Company's or the Banks' categories.

                ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION

     Capital levels and minimum required levels (dollars in thousands):

                                                                MINIMUM REQUIRED         MINIMUM REQUIRED
                                                                   FOR CAPITAL                TO BE
                                               ACTUAL           ADEQUACY PURPOSES        WELL CAPITALIZED
                                          ----------------     --------------------     ------------------
                                           AMOUNT   RATIO       AMOUNT      RATIO        AMOUNT     RATIO
                                          -------- -------     ---------  ---------     --------- --------
June 30, 1999
  Total capital to risk-weighted
    assets............................    $81,616    13.1%      $49,938     8.0%         $62,422    10.0%

  Tier I capital to risk-weighted
    assets............................     74,773    12.0%       24,969     4.0%          37,453     6.0%

  Tier I capital to average assets....     74,773     7.1%       44,718     4.0%          55,898     5.0%


                                                                MINIMUM REQUIRED         MINIMUM REQUIRED
                                                                   FOR CAPITAL                 TO BE
                                                ACTUAL          ADEQUACY PURPOSES        WELL CAPITALIZED
                                          ----------------     --------------------     ------------------
                                           AMOUNT   RATIO       AMOUNT      RATIO        AMOUNT     RATIO
                                          -------- -------     ---------  ---------     --------- --------
December 31, 1998
  Total capital to risk-weighted
    assets............................    $82,573    14.6%      $45,129     8.0%         $56,411    10.0%

  Tier I capital to risk-weighted
    assets............................     75,997    13.5%       22,565     4.0%          33,846     6.0%

  Tier I capital to average assets....     75,997     7.1%       42,686     4.0%          53,358     5.0%

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

     Net cash inflows provided by operations were $9.0 million for the six months ended June 30, 1999 compared to $11.0 million a year earlier. Net cash outflows from investing activities were $81.8 million in the first six months of 1999 compared to a net cash outflow of $114.6 million a year earlier. Cash inflows from financing activities for the six months ended June 30, 1999 were $67.2 million compared to a net inflow of $100.3 million in 1998.

     In the event of short-term liquidity needs, the Banks may purchase federal funds from correspondent banks. In addition, the Company has established repurchase agreements and brokered certificates of deposit arrangements with various financial sources. The Company's membership in the Federal Home Loan Bank System gives it the ability to borrow funds from the Federal Home Loan Bank of Chicago for short- or long-term purposes under a variety of programs.

     Mortgage lending activity resulted in originations of $35.9 million during the first six months of 1999. Interest received net of interest paid was a principal source of operating cash inflows for the three months ended June 30, 1999 and June 30, 1998, respectively. Management of investing and financing activities and market conditions determine

                ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION

the level and the stability of net interest cash flows. Management's policy is to mitigate the impact of changes in market interest rates to the extent possible so that balance sheet growth is the principal determinant of growth in net interest cash flows.

YEAR 2000 COMPLIANCE

Company's State of Readiness

     The Company has conducted a comprehensive review of its computer systems for "Year 2000" issues, and has developed an implementation plan to identify and resolve potential problems in compliance with Federal Reserve Bank guidelines. The Company has completed its testing required for Year 2000 compatibility and believes its systems and software are prepared to address any reasonable contingencies and risks without any material disruption in its business or service.

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

     The Company's implementation plan involves procedures and tests to reduce Year 2000 risks to and by customers, equipment, vendors and the providers of computer hardware and software services. The Company identified mission critical vendors who have provided the Company with the results of their own tests for Year 2000 compliance and the Company is satisfied with the results to date. The Company performed an analysis of all inventory purchased and made visual inspections of its buildings, contents and equipment. Testing plans were developed and completed to measure the compatibility of all Year 2000 related equipment and software. In addition, the Information Services Officer reviews all contracts for the purchase of new chip-related or date-related equipment or software, and all purchases are required to bear Year 2000 compatibility confirmations.

     The Company owns two in-house computer systems: one system using an IBM AS/400 with software by Jack Henry & Associates; and the other a Unisys computer system used to support the four banking centers in Western Illinois. The manufacturers of the hardware and software used by the Company have performed extensive Year 2000 testing and found their systems to be Year 2000 compatible. The Jack Henry software product provides seventeen of the most mission critical software applications used to service customers of the Banks. A proxy test performed by a thirteen financial institution consortium-each organization being a Jack Henry software client-was completed prior to year-end 1998. The test results indicated there were no significant Year 2000 problems. In addition, the Company has run its own tests to verify compatibility. The Company found no Year 2000 deficiencies in its tests. The Company has completed impact analyses of potential adverse Year 2000 situations and will continue to assess any exposures which become apparent between now and the end of 1999.

     In addition, the Company uses personal computers at its local offices, connected through networks, to maintain critical systems. Each of the banking centers, therefore, is considered mission critical. The computers use stand-alone vendor products or service providers to provide information and customer service software.

     The Company has determined that it relies on seventy-eight mission critical applications or systems. This also includes the Company's reliance on vendors or products produced by others. The Company has control over thirty-three of these systems, and third parties provide forty-five. All thirty-three of the controlled mission critical systems have

                ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION

been tested with successful Year 2000 results. The Company is in regular contact with providers, and each is providing the Company with status updates and new information as it becomes available.

     The Company also completes daily, monthly, quarterly and annual backups of its data processing systems. These records are maintained offsite and are readily accessible if needed. In addition, the Company and its subsidiary banks produce all account records on a daily basis in a secondary method which includes copying all customer transaction data to CD. As a result, customer financial records can be recovered regardless of any disruptions to data processing.

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

     The Company and its subsidiary banks have also reviewed their funding sources and developed strategies to address any potential increased demand for funds by borrowers or depositors at the end of 1999 and early 2000. These strategies provide options to meet customer requirements and establish a diversified network of funding sources.

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

     The impact of Year 2000 problems could be significant. The inability to process, reconcile and report customer account information could create concern for the safety and security of customer deposits. However, customer funds eligible for FDIC insurance will continue to be insured against loss regardless of any Year 2000 disruption.

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

                ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION

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

     Each Bank has approved a disaster recovery plan in the event of significant events which may inhibit normal banking operations. The Company's data processing operation utilizes a natural gas backup generator to provide power if electrical service is disrupted. Emergency backup generator capacity is also available at the primary banking center of the Company's flagship bank. The backup capacity and generators have been tested in real-time situations and found to be reliable.

     The Company has incurred internal and external expenditures of approximately $270,000 in addressing Year 2000 issues through June 30, 1999. This cost does not include internal salary and employee benefit costs for individuals that have responsibilities or are involved with the Year 2000 project. The Company is planning additional expenditures, including upgrades in teller equipment, which will increase total Year 2000 expenditures to approximately $320,000. Management does not believe these expenditures are or will be material in nature or have a material impact on the Company's operations.

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

                ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES
                                ABOUT MARKET RISK

Interest Rate Sensitivity Analysis
----------------------------------

     The Company's overall interest rate sensitivity is demonstrated by net interest income analysis. Net interest income analysis measures the change in net interest income in the event of hypothetical changes in interest rates. This analysis assesses the risk of change in net interest income in the event of sudden and sustained 1.0% to 2.0% increases and decreases in market interest rates. The table below presents the Company's projected changes in net interest income for the various rate shock levels at June 30, 1999.

                                          NET INTEREST INCOME
                                  ----------------------------------
                                   AMOUNT       $ CHANGE     %CHANGE
                                  --------      --------     -------
                                        (DOLLARS IN THOUSANDS)
     -200 bp.................     $38,114       $   739        1.98
     -100 bp.................      37,811           436        1.17
       Base..................      37,375            --          --
     +100 bp.................      36,945          (430)      (1.15)
     +200 bp.................      36,152        (1,223)      (3.27)

     As shown above, at June 30, 1999, the effect of an immediate 200 basis point increase in interest rates would decrease the Company's net interest income by 3.27% or $1.2 million. The effect of an immediate 200 basis point reduction in rates would increase the Company's net interest income by 1.98% or $739,000.

     The projected changes in the Company's net interest income for the various rate shock levels at June 30, 1998 were the following:

                                          NET INTEREST INCOME
                                  -----------------------------------
                                   AMOUNT       $ CHANGE     % CHANGE
                                  --------      --------      -------
                                        (DOLLARS IN THOUSANDS)
     -200 bp.................     $31,617       $(3,122)      (8.99)
     -100 bp.................      32,832        (1,907)      (5.49)
       Base..................      34,739            --          --
     +100 bp.................      35,305           566        1.63
     +200 bp.................      35,118           379        1.09

     The asset liability mix of earning assets and interest-bearing liabilities has changed during the past twelve months due the growth and repositioning of the investment securities portfolio. Changes in interest rates, a restructuring of the investment securities portfolio, and an increased percentage of variable rate deposits combined to reduce rate sensitivity in a declining rate environment as of June 30, 1999 compared to June 30, 1998.

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

          None

Item 3.   DEFAULTS UPON SENIOR SECURITIES

          None

Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          The annual meeting of stockholders was held on May 5, 1999. Two proposals were submitted to stockholders as described in the Company's proxy statement dated March 26, 1999. The following is a brief description of the matters voted upon, as well as the outcome of the vote:

          1. To elect two members to serve on the Company's Board of Directors for a term of three years: The nominees were Robert D. Small and Robert L. Woods.

               Each nominee was approved with at least 83.5% of the total shares outstanding and 99.8% of the votes cast.

          2. To ratify the appointment of Crowe, Chizek and Company LLP as independent auditors for the fiscal year ending December 31, 1999.

               Votes For:                9,283,452
               Votes Against:                1,500
               Abstain:                        262

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

Date:    August 13, 1999

                                     MIDWEST BANC HOLDINGS, INC.
                                     (Registrant)

                                     By: /s/ Robert L. Woods
                                        ---------------------------------------
                                        Robert L. Woods,
                                        President and Chief Executive Officer

                                     By: /s/ Edward H. Sibbald
                                        ---------------------------------------
                                        Edward H. Sibbald,
                                        Executive Vice President and
                                        Chief Financial Officer