Form 10-Q
period 1999-09-30
MIDWEST BANC HOLDINGS INC
filed 1999-11-12
CIK 1051379

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

            [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended September 30, 1999
                                       OR

          [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                 For transition period from ________ to ________

                         Commission File Number: 0-29598
                                                 -------

                           MIDWEST BANC HOLDINGS, INC.
        -----------------------------------------------------------------
             (Exact name of Registrant as specified in its charter.)


           Delaware                                  36-3252484
           --------                                  ----------
(State or other jurisdiction of          (I.R.S. Employer Identification Number)
incorporation or organization)

             501 W. North Ave., Melrose Park, IL           60160
             -----------------------------------           -----
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
Yes   X     No
    -----      -----

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the period covered by this report.

              Class                    Outstanding  September 30, 1999
            ---------                  -------------------------------
      Common, par value $.01                      10,927,046

                           MIDWEST BANC HOLDINGS, INC.

                            Form 10-Quarterly Report

                                Table of Contents


                                     PART I


                                                                     Page Number
                                                                     -----------

Item 1.    Financial Statements..........................................   3

Item 2.    Management's Discussion and Analysis of
             Results of Operations and Financial Condition...............   9

Item 3.    Quantitative and Qualitative Disclosures about Market Risk....  24


                                     PART II

Item 1.    Legal Proceedings.............................................  26

Item 2.    Changes in Securities and Use of Proceeds.....................  26

Item 3.    Defaults Upon Senior Securities...............................  26

Item 4.    Submission of Matters to a Vote of Security Holders...........  26

Item 5.    Other Information.............................................  26

Item 6.    Exhibits and Reports on Form 8-K..............................  26


Form 10-Q  Signature Page................................................  27

                         PART I - Financial Information
                          MIDWEST BANC HOLDINGS, INC.
                    CONSOLIDATED BALANCE SHEETS (unaudited)
                (In thousands, except share and per share data)


                                                                        September 30,     December 31,
                                                                            1999             1998
                                                                        ------------      -----------
ASSETS
Cash and cash equivalents                                               $    39,196       $   40,253
Securities available-for-sale                                               482,280          458,331
Securities held-to-maturity                                                  29,402           23,598
Loans                                                                       617,235          521,880
Allowance for loan losses                                                    (7,165)          (6,576)
                                                                        -----------       ----------
       Net loans                                                            610,070          515,304
Premises and equipment, net                                                  19,185           17,597
Goodwill, net                                                                 2,415            2,610
Other real estate owned                                                       2,056            1,245
Other assets                                                                 17,610           12,376
                                                                        -----------       ----------
     Total assets                                                       $ 1,202,214       $1,071,314
                                                                        ===========       ==========
LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Deposits
     Noninterest-bearing                                                $   106,670       $  114,566
     Interest-bearing                                                       839,860          754,586
                                                                        -----------       ----------
          Total deposits                                                    946,530          869,152
Securities sold under agreements to repurchase
 and federal funds purchased                                                 13,819           10,469
Advances from the Federal Home Loan Bank                                    157,000          101,000
Notes payable and other borrowings                                            7,725            6,800
Other liabilities                                                             7,101            6,264
                                                                        -----------       ----------
      Total liabilities                                                   1,132,175          993,685

STOCKHOLDERS' EQUITY
Preferred stock; $.01 par value; authorized 1,000,000 shares;
   none issued
Common stock, $.01 par value; authorized 17,000,000 shares;
  11,379,392 shares issued                                                      114              114
Surplus                                                                      29,704           29,704
Retained earnings                                                            54,855           48,795
Accumulated other comprehensive income                                       (8,279)            (522)
Treasury stock, at cost (452,346 shares at September 30, 1999
   and 100,000 shares at December 31, 1998)                                  (6,355)            (462)
                                                                        -----------       ----------
     Total stockholders' equity                                              70,039           77,629
                                                                        -----------       ----------
     Total liabilities and stockholders' equity                         $ 1,202,214       $1,071,314
                                                                        ===========       ==========

                       MIDWEST BANC HOLDINGS, INC.
              CONSOLIDATED STATEMENTS OF INCOME (unaudited)
             Three Months Ended September 30, 1999 and 1998
                  (In thousands, except per share data)

                                                            1999            1998
                                                            ----            ----

INTEREST INCOME
Loans, including fees                                    $13,575         $12,090
Securities
     Taxable                                               7,835           6,841
     Tax-exempt                                              393             316
Trading account securities                                    25               -
Federal funds sold and other                                  91             108
                                                         -------         -------
      Total interest income                               21,919          19,355

INTEREST EXPENSE
Deposits                                                   9,301           9,353
Advances from the Federal Home Loan Bank                   1,779           1,112
Other borrowings                                             240             184
                                                         -------         -------
     Total interest expense                               11,320          10,649
                                                         -------         -------
Net interest income                                       10,599           8,706

Provision for loan losses                                    639             195
                                                         -------         -------
Net interest income after provision for loan losses        9,960           8,511

OTHER INCOME
Service charges on deposits                                  875             767
Gains on securities transactions                              51              42
Net trading account profits                                   91               1
Mortgage loan origination fees                               141             230
Trust income                                                 166             171
Gain on sale of other real estate                              9               -
Insurance commissions and fees                                81               -
Investment commissions and fees                               56              44
Other income                                                 167             244
                                                         -------         -------
     Total other income                                    1,637           1,499

OTHER EXPENSE
Salaries and employee benefits                             3,751           3,399
Occupancy expense, net                                     1,127             993
Professional services                                        442             306
Marketing                                                    221             175
Other expenses                                               998             849
                                                         -------         -------
     Total other expenses                                  6,539           5,722
                                                         -------         -------
Income before income taxes                                 5,058           4,288

Provision for income taxes                                 1,823           1,570
                                                         -------         -------
NET INCOME                                               $ 3,235         $ 2,718
                                                         =======         =======
Basic earnings per share                                 $  0.29         $  0.24
                                                         =======         =======
Diluted earnings per share                               $  0.29         $  0.24
                                                         =======         =======

                        MIDWEST BANC HOLDINGS, INC.
               CONSOLIDATED STATEMENTS OF INCOME (unaudited)
               Nine Months Ended September 30, 1999 and 1998
                   (In thousands, except per share data)

                                                              1999        1998
                                                              ----        ----

INTEREST INCOME
Loans, including fees                                        $37,617     $35,903
Securities
     Taxable                                                  21,935      18,329
     Tax-exempt                                                  864         918
Trading account securities                                        46         170
Federal funds sold and other                                     259         399
                                                             -------     -------
      Total interest income                                   60,721      55,719

INTEREST EXPENSE
Deposits                                                      26,954      26,996
Advances from the Federal Home Loan Bank                       4,319       2,715
Other borrowings                                                 694         752
                                                             -------     -------
     Total interest expense                                   31,967      30,463
                                                             -------     -------
Net interest income                                           28,754      25,256

Provision for loan losses                                      1,518       1,020
                                                             -------     -------
Net interest income after provision for loan losses           27,236      24,236

OTHER INCOME
Service charges on deposits                                    2,475       2,261
Gains on securities transactions                                 258         767
Net trading account profits                                       96          19
Mortgage loan origination fees                                   625         717
Trust income                                                     470         470
Gain on sale of other real estate                                309           -
Insurance commissions and fees                                   270           -
Investment commissions and fees                                  151         117
Other income                                                     493         563
                                                             -------     -------
     Total other income                                        5,147       4,914

OTHER EXPENSE
Salaries and employee benefits                                11,075      10,025
Occupancy expense, net                                         3,271       2,855
Professional services                                          1,217         837
Marketing                                                        606         568
Other expenses                                                 2,941       2,789
                                                             -------     -------
     Total other expenses                                     19,110      17,074
                                                             -------     -------
Income before income taxes                                    13,273      12,076

Provision for income taxes                                     4,736       4,414
                                                             -------     -------
NET INCOME                                                   $ 8,537     $ 7,662
                                                             =======     =======
Basic earnings per share                                     $  0.77     $  0.69
                                                             =======     =======
Diluted earnings per share                                   $  0.77     $  0.69
                                                             =======     =======

                          MIDWEST BANC HOLDINGS, INC.
          CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY  (unaudited)
                 Nine Months Ended September 30, 1999 and 1998

                                                                                           Accumulated
                                                                                              Other                        Total
                                                           Common               Retained  Comprehensive    Treasury    Stockholders'
(In thousands, except share and per share data)            Stock    Surplus     Earnings     Income         Stock         Equity
-----------------------------------------------------------------------------------------------------------------------------------
Balance, January 1, 1998                                   $101    $12,620     $40,026     $     675      $  (462)    $    52,960
Cash dividends declared ($0.090 per share)                    -          -        (790)            -            -            (790)
Issuance of common stock                                     13     17,084           -             -            -          17,097

Comprehensive Income
     Net income                                               -          -       7,662             -            -           7,662
     Net decrease in fair value of securities
        classified as available-for-sale, net of
        income taxes and reclassification adjustments         -          -           -          (141)           -            (141)
                                                                                                                      -----------
           Total comprehensive income                                                                                       7,521
                                                           ----    -------     -------     ---------      -------     -----------
Balance, September 30, 1998                                $114    $29,704     $46,898     $     534      $  (462)    $    76,788
                                                           ====    =======     =======     =========      =======     ===========

Balance, January 1, 1999                                   $114    $29,704     $48,795     $    (522)     $  (462)    $    77,629
Cash dividends declared ($0.225 per share)                    -          -      (2,477)            -            -          (2,477)
Purchase of 352,346 shares of treasury stock                  -          -           -             -       (5,894)         (5,894)
Issuance of 512 shares of common stock in
  connection with the exercise of stock options               -          -           -             -            1               1

Comprehensive Income
     Net income                                               -          -       8,537             -            -           8,537
     Net decrease in fair value of securities
        classified as available-for-sale, net of
        income taxes and reclassification adjustments         -          -           -        (7,757)           -          (7,757)
                                                                                                                      -----------
           Total comprehensive income                                                                                         780
                                                           ----    -------     -------     ---------      -------     -----------
Balance, September 30, 1999                                $114    $29,704     $54,855     $  (8,279)     $(6,355)    $    70,039
                                                           ====    =======     =======     =========      =======     ===========

                                       6

                                    MIDWEST BANC HOLDINGS, INC.
                         CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
                           Nine Months Ended September 30, 1999 and 1998
                                           (In thousands)

                                                                                     1999                1998
                                                                                     ----                ----
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income                                                                     $  8,537             $  7,662
   Adjustments to reconcile net income to net
      cash provided by operating activities
          Depreciation                                                               1,704                1,557
          Provision for loan losses                                                  1,518                1,020
          Proceeds from sales of trading account securities, net                        96                5,027
          Net gain on sale of securities                                              (258)                (767)
          Net trading account profits                                                  (96)                 (19)
          Net proceeds from sales of real estate loans originated for sale           3,332                5,826
          Gain on sale of other real estate                                           (309)                   -
          Increase in other assets                                                     (58)              (2,156)
          Increase in other liabilities                                                837                  277
                                                                                  --------             --------
             Net cash provided by operating activities                              15,303               18,427

CASH FLOWS FROM INVESTING ACTIVITIES
   Proceeds from sales and maturities of securities
     available-for-sale                                                            117,725              232,848
   Principal payments on securities available-for-sale                              86,468               93,348
   Purchase of securities available-for-sale                                      (240,576)            (444,950)
   Purchase of securities held-to-maturity                                          (6,885)              (6,750)
   Maturities of securities held-to-maturity                                         1,081                1,345
   Net increase in loans                                                          (101,710)             (19,839)
   Proceeds from sale of other real estate                                           1,546                    -
   Property and equipment expenditures, net                                         (3,292)              (3,354)
                                                                                  --------             --------
        Net cash used in investing activities                                     (145,643)            (147,352)

CASH FLOWS FROM FINANCING ACTIVITIES
  Net increase in deposits                                                          77,378               59,312
  Issuance of common stock                                                               -               17,097
  Bank borrowings                                                                   70,200               94,970
  Payments on bank borrowings                                                      (13,275)             (48,405)
  Dividends paid                                                                    (2,477)                (790)
  Securities sold under agreements to repurchase
    and federal funds purchased                                                      3,350                  226
  Treasury stock purchases                                                          (5,894)                   -
  Proceeds from exercise of stock options, net of
     treasury shares issued                                                              1                    -
                                                                                  --------             --------
        Net cash provided by financing activities                                  129,283              122,410
                                                                                  --------             --------
Decrease in cash and cash equivalents                                               (1,057)              (6,515)
Cash and cash equivalents at beginning of period                                    40,253               34,471
                                                                                  --------             --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                        $ 39,196             $ 27,956
                                                                                  ========             ========

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

The annualized results of operations for the three months and nine months ended September 30, 1999 are not necessarily indicative of the results expected for the full year ending December 31, 1999.

For purposes of per share calculations, the Company had 10,927,046 shares of common stock outstanding at September 30, 1999, 11,279,392 shares outstanding at December 31, 1998, and 11,279,392 shares outstanding at September 30, 1998. Quarterly weighted average shares of common stock outstanding were 10,972,265 and 11,279,392 for the three months ended September 30, 1999 and 1998, respectively. Weighted average shares were 11,067,255 and 11,028,701 for the nine month periods ended September 30, 1999 and 1998, respectively.

NOTE 2 - NEW ACCOUNTING STANDARDS

Statement of Financial Accounting Standards No. 133 (the "Statement") on derivatives will, in the year 2000, require all derivatives to be recorded at fair value in the balance sheet, with changes in fair value recorded in the income statement. If derivatives are documented and effective as hedges, the change in the derivative fair value will be offset by an equal change in the fair value of the hedged item. Under the new standard, securities held-to-maturity can no longer be hedged, except for changes in the issuer's creditworthiness. Therefore, upon adoption of the Statement, companies will have another one-time window of opportunity to reclassify held-to-maturity securities to either trading or available-for-sale, provided certain criteria are met. The Statement may be adopted early, at the start of a calendar quarter. The Company does not currently plan to adopt the Statement early. Adoption of this Statement is not expected to have a material impact since the Company does not have significant derivative instruments or hedging activity.

Statement of Financial Accounting Standards No. 134 on mortgage banking will, in 1999, allow mortgage loans held for sale that are securitized to be classified as trading, available-for-sale, or in certain circumstances, held-to-maturity. Currently, these must be classified as trading. Since the Company has not securitized loans, this statement is not expected to impact the Company.

The Financial Accounting Standards Board (FASB) continues to study several issues, including recording all financial instruments at fair value and abolishing pooling-of-interests accounting. On September 8, 1999, the FASB issued an exposure draft which proposes to eliminate pooling-of-interest accounting for business combinations. Any business combination entered into after the effective date of this provision will be required to be accounted for using the purchase method of accounting. The FASB will accept comments on this proposed rule until December 7, 1999 and a final statement is expected to become effective during the fourth quarter of 2000.

                ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION

RESULTS OF OPERATIONS - THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998

Consolidated net income for the third quarter of 1999 was $3.2 million or $ 0.29 cents per basic and diluted share ("per share"), a 19.0% increase compared to $2.7 million or $ 0.24 cents per share earned in the third quarter of 1998. Earnings per share for the three months ended September 30, 1999 were 20.8% higher than for the comparable period in 1998. Consolidated net income for the nine months ended September 30, 1999 was $8.5 million or $.77 a share compared to $7.7 million or $.69 a share for the similar period in 1998. Earnings per share for the nine months ended September 30, 1999 were 11.6% higher than for the comparable period in 1998.

Net interest income increased 21.7% to $10.6 million in the third quarter of 1999 compared to $8.7 million in the third quarter of 1998. During the nine months ended September 30, 1999, net interest income increased 13.9% to $28.8 million compared to $25.3 million for the comparable period in 1998. Excluding gains on the sale of securities available-for-sale and net trading account profits, noninterest income increased 2.7% to $1.5 million in the third quarter of 1999 compared to the similar period in 1998. Noninterest expenses increased 14.3% to $6.5 million in the third quarter of 1999 compared to the similar period in 1998. Excluding gains on the sale of securities available-for-sale and net trading account profits, noninterest income increased 16.1% to $4.8 million and noninterest expenses increased 11.9% to $19.1 million year to date in 1999 compared to the similar nine month period in 1998.

Net Interest Income

Net interest income was $10.6 million and $8.7 million during the three months ended September 30, 1999 and 1998, respectively, an increase of 21.7%. During the nine months ended September 30, 1999, net interest income increased $3.5 million or 13.9% to $28.8 million compared to $25.3 million for the similar period in 1998. The Company's net interest margin (tax equivalent net interest income as a percentage of earning assets) was 3.88% for the three months ended September 30, 1999 and 3.62% for the same period a year earlier. During the nine months ended September 30, 1999 and 1998, the net interest margin was 3.67%. Net interest income increased due to the growth in average earning assets from $978.7 million during the third quarter of 1998 to $1.1 billion during the third quarter of 1999. During the nine months ended September 30, 1999, average earning assets increased 13.9% to $1.1 billion from $935.5 million during the nine months ended September 30, 1998.

The increase in the net interest margin for the third quarter of 1999 was primarily due to an increase in loans as a percentage of average earning assets, partially offset by a decline in average loan yield, and lower average interest rates on deposits and borrowings. The average loan yield was 9.08% during the third quarter of 1999, a decrease of 0.40% from the average yield of 9.48% during the third quarter of 1998. For the nine months ended September 30, 1999, the average loan yield was 8.88%, a decrease of .57% from the average yield of 9.45% for the same period in 1998.

                ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            RESULTS OF OPERATIONS AND FINANCIAL CONDITION (continued)

Net Interest Income (continued)

Yields on investment securities were 6.68% for the third quarter of 1999 compared to 6.36% for the comparable period in 1998. However, the year to date net interest margin was affected by a flattening of interest rate yield curves and accelerated prepayments under existing mortgage-backed securities investments primarily in the first quarter. During the nine months ended September 30, 1999, investment securities yields were 6.33% compared to 6.34% for the same period in 1998.

Overall, the yield on earning assets was 7.96% for both the third quarter of 1998 and 1999. Lower loan yields were offset by improving investment yields and an increase in loans as a percentage of average earning assets. Loans represented 53.8% of average earning assets during the third quarter of 1999 compared to 52.1% during the third quarter of 1998.

Average rates on deposits decreased .52% from 5.00% in the third quarter of 1998 to 4.48% for the three months ended September 30, 1999. Average rates on deposits decreased .48% from 4.96% for the nine months ended September 30, 1998 to 4.48% for the nine months ended September 30, 1999. Average rates on borrowings were 5.44% and 5.04% for the third quarters of 1998 and 1999, respectively. The average rates on borrowings were 5.52% and 5.15% for the nine months ended September 30, 1998 and 1999, respectively.

Provision for Loan Losses

The Company's provision for loan losses was $639,000 for the third quarter of 1999 compared to $195,000 for the similar period in 1998. This increase was primarily due to the increase in net charge-offs and non-performing assets during the third quarter of 1999. For the nine months ended September 30, 1999, the provision for losses increased from $1.0 million in 1998 to $1.5 million in 1999. Net charge-offs for the three months ended September 30, 1999 and 1998 were $317,000 and $133,000, respectively. Net charge-offs for the nine months ended September 30, 1999 and 1998 were $929,000 and $628,000, respectively.

The allowance for loan losses as a percentage of total loans was 1.16% as of September 30, 1999 and 1.26% as of December 31, 1998.

Other Income

Other income, excluding gains on securities available-for-sale and net trading account profits, was $1.5 million for the three months ended September 30, 1999 and $1.5 million for the same period in 1998. For the nine months ended September 30, 1999, other income, excluding gains on securities available-for-sale and net trading account profits, was $4.8 million compared to $4.1 million for the comparable period in 1998, an increase of $665,000 or 16.1%

                ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            RESULTS OF OPERATIONS AND FINANCIAL CONDITION (continued)

Other Income (continued)

The most significant factor in the increase in other income was a $300,000 gain on the sale of other real estate, which was completed as part of a loan workout during the first quarter of 1999.

Service charges and fees increased 14.1% or $108,000 from $767,000 in the third quarter of 1998 to $875,000 in the third quarter of 1999. Year-to-date, service charges and fees increased 9.5% or $214,000 from $2.3 million in 1998 to $2.5 million in 1999. Service charges and fees include service charges on deposit accounts which are expected to increase with future deposit growth.

Commissions on insurance and investment brokerage activities increased $93,000 to $137,000 for the quarter ended September 30, 1999 compared to $44,000 for the quarter ended September 30, 1998. For the nine months ended September 30, 1999, commissions on insurance and investment brokerage activities increased $304,000 to $421,000 compared to the similar period in 1998. The increase in fees was primarily due to insurance activities of Porter Insurance Agency, Inc., which was acquired by Midwest Bank of Western Illinois in the fourth quarter of 1998, and higher investment brokerage volume.

Mortgage banking fee income decreased 38.7% to $141,000 during the third quarter of 1999 compared to $230,000 during the third quarter of 1998. Year-to-date, mortgage fees were $625,000 and $717,000 in 1999 and 1998, respectively. Since mortgage banking income is sensitive to interest rate levels, the reduction in long-term interest rates created a significant demand for refinancing existing mortgages, as well as financing new home sales, during 1998. Activity during the third quarter of 1999 was moderate, but the demand for refinancings lessened significantly. Most fixed rate mortgages which the Company originates are sold.

Sales of securities available-for-sale resulted in a net gain of $51,000 in the third quarter of 1999 compared to a net gain of $42,000 for the comparable period in 1998. For the nine months ended September 30, 1999, gains on the sale of securities available-for-sale were $258,000 compared to $767,000 during the similar period in 1998. Securities available-for-sale are held for indefinite periods of time and include securities that will be used as a part of the Company's asset/liability management strategy. Such securities may be sold in response to changes in interest rates, liquidity needs or significant prepayment risk. Net trading account profits were $91,000 during the third quarter of 1999 compared to a gain of $1,000 for the comparable period in 1998. Year-to-date, net trading account profits were $96,000 and $19,000 in 1999 and 1998, respectively.

                ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            RESULTS OF OPERATIONS AND FINANCIAL CONDITION (continued)

Other Expenses

Total other expenses increased 14.3% or $817,000 from $5.7 million during the three months ended September 30, 1998 to $6.5 million during the third quarter of 1999. For the nine months ended September 30, 1999, total other expenses increased 11.9% or $2.0 million to $19.1 million compared to the similar period in 1998.

Salary and benefit expenses increased 10.4% or $352,000 from $3.4 million during the three months ended September 30, 1998 to $3.8 million for the third quarter of 1999. For the nine months ended September 30, 1999, salary and benefit expenses increased $1.1 million or 10.5% to $11.1 million compared to the similar period in 1998. The full-time equivalent number of employees was 314 at September 30, 1998 and 327 at September 30, 1999. The increase in the full time equivalent number of employees, as well as salaries and benefits, was primarily due to the initial staffing and related compensation costs of two new banking centers, employee expenses for Porter Insurance Agency, Inc., which was acquired in the fourth quarter of 1998, and annual merit increases in salaries during 1999.

Occupancy expenses increased $134,000 or 13.5% to $1.1 million during the third quarter of 1999 compared to $1.0 million in the third quarter of 1998. For the nine months ended September 30, 1999, occupancy expenses increased $416,000 or 14.6% to $3.3 million compared to the nine months ended September 30, 1998. Renovation costs and increased depreciation expense related to the Company's largest banking center, as well as the construction and opening of two new banking locations in Island Lake and McHenry, were primary factors in the higher occupancy expense levels in 1999.

Expenses, other than salary and employee benefits and occupancy, increased $331,000 or 24.9% from $1.3 million in the third quarter of 1998 to $1.7 million in the third quarter of 1999. Other expenses increased $570,000 or 13.6% to $4.8 million for the nine months ended September 30, 1999 compared to the similar period in 1998. The increase in expenses was due primarily to start-up expenses for new banking locations, legal expenses related to loan workouts, new outsourcing arrangements in 1999 and general operating costs. In addition, 1999 expenses include the initial start-up costs of Midwest One Financial Services, a joint venture providing insurance and investment brokerage services at Midwest Bank of McHenry County.

Income Taxes

The Company recorded income tax expense of $1.8 million and $1.6 million for the quarters ended September 30, 1999 and 1998, respectively. Year-to-date, the provision for income taxes increased $322,000 or 7.3% to $4.7 million compared to $4.4 million for the similar period in 1998. The increase in income taxes was primarily due to the growth in pre-tax income in 1999 compared to 1998.

                ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            RESULTS OF OPERATIONS AND FINANCIAL CONDITION (continued)

FINANCIAL CONDITION

Loans

Total loans increased $95.4 million or 18.3% from $521.9 million at December 31, 1998 to $617.2 million as of September 30, 1999. Commercial loans increased $29.6 million or 20.0% from $148.1 million as of December 31, 1998 to $177.7 million as of September 30, 1999. Commercial real estate loans increased 24.0% or $55.0 million to $284.5 million as of September 30, 1999 from $229.5 million as of December 31, 1998. Agricultural loans increased 24.4% or $8.1 million from $33.2 million at December 31, 1998 to $41.3 million as of September 30, 1999. Residential real estate loans increased $2.9 million or 3.0% to $98.5 million as of September 30, 1999 from $95.6 million as of December 31, 1998. Consumer loans decreased 0.6% to $16.0 million as of September 30, 1999.

Residential mortgage loans have previously been originated by the Company's mortgage banking subsidiary, Midwest One Mortgage Services, Inc., ("Midwest One Mortgage"). As of September 15, 1999, the operations and activities of Midwest One Mortgage were transferred to the Company's bank subsidiaries which will now handle all mortgage services. Most residential loans are sold in the secondary market. At any point in time, loans will be at various stages of the mortgage banking process. Included as part of residential real estate loans are loans held for sale which were $3.8 million as of December 31, 1998 and $580,500 at September 30, 1999. The carrying value of these loans approximated their market value at that time.

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

Following is a summary of changes in the allowance for loan losses for the nine months ended September 30:

         (In thousands)                                   1999        1998
         --------------                                   ----        ----

         Balance, January 1                            $    6,576   $   6,143
         Provision charged to operations                    1,518       1,020
         Loans charged-off                                 (1,097)       (881)
         Recoveries                                           168         253
                                                       ----------   ---------
               Balance, September 30                   $    7,165   $   6,535
                                                       ==========   =========

                ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            RESULTS OF OPERATIONS AND FINANCIAL CONDITION (continued)

Allowance for Loan Losses (continued)

On a quarterly basis, management of each of the subsidiary banks, and the board of directors of the Company on a consolidated basis, meet to review the adequacy of the allowance for loan losses. The Company maintains an internal loan review function, which reviews commercial and consumer credits with the individual loan officers and assigns a risk rating grade. The grading system is in compliance with regulatory classifications, and the allowance is allocated to the loans based upon regulatory grading, except in instances where there are known differences (i.e. collateral value is minimal, etc.). Once the specific portion of the allocation is calculated, management then calculates a percentage of each category based upon the past five years of loan loss history. The unallocated portion of the allowance is determined based upon current economic conditions, trends in the portfolio, including delinquencies and impairments, as well as changes in the composition of the portfolio.

The allowance for loan losses as a percentage of total loans was 1.16% as of September 30, 1999 and 1.26% as of December 31, 1998. In management's judgment, an adequate allowance for loan losses has been established.

Nonaccrual and Non-performing Loans

Nonaccrual loans increased to $2.3 million as of September 30, 1999 from $2.2 million as of December 31, 1998. Most of the nonaccrual loans are related to several commercial loans which are being addressed by specific workout plans at this time.

Non-performing loans include nonaccrual loans and accruing loans which are ninety days or more delinquent. Typically, these loans have adequate collateral protection or personal guaranties to provide a source of repayment to the bank. Non-performing loans were $4.8 million as of September 30, 1999 compared to $4.7 million at December 31, 1998 and $4.2 million at September 30, 1998. Non-performing loans were .78%, .90%, and .83% of total loans as of September 30, 1999, December 31, 1998 and September 30, 1998, respectively. Non-performing loans were .40%, .44%, and .40% of total assets as of September 30, 1999, December 31, 1998 and September 30, 1998, respectively.

The increase in the amount of non-performing loans was primarily due to several specific credits which continue to make partial payments or are in the process of loan workout or collection litigation.

Other real estate owned was $2.1 million and $1.2 million at September 30, 1999 and December 31, 1998, respectively. Other real estate owned was .17% and .12% of total assets as of September 30, 1999 and December 31, 1998, respectively.

                ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            RESULTS OF OPERATIONS AND FINANCIAL CONDITION (continued)

Securities

Securities are classified as available-for-sale if they may be sold as part of the Company's asset/liability management strategy in response to changes in interest rates, liquidity needs, or significant prepayment risk. Securities available-for-sale are carried at fair value, with related unrealized net gains or losses, net of deferred income taxes, reported in accumulated other comprehensive income. As of September 30, 1999, net unrealized losses on securities available- for-sale were $8.3 million compared to $522,000 at December 31, 1998. The increase in net unrealized losses on securities available-for-sale resulted in a $7.8 million decrease in equity.

Securities available-for-sale increased 5.2% to $482.3 million as of September 30, 1999, from $458.3 million as of December 31, 1998. U.S. Treasury and agency securities remained unchanged at $1.9 million as of September 30, 1999 and December 31, 1998. U.S. government agency mortgage-backed securities and collateralized mortgage obligations increased 5.0% or $21.7 million from $438.8 million as of December 31, 1998 to $460.5 million as of September 30, 1999. Equity securities were $12.3 million or 2.39% of securities at September 30, 1999. Equity securities were primarily Federal Home Loan Bank and Federal Reserve Bank stock as of September 30, 1999.

Securities held-to-maturity increased $5.8 million or 24.6% from December 31, 1998. The securities were municipal bonds issued primarily by governmental agencies within the communities served by the Company and its subsidiary banks.

No trading account securities were outstanding at September 30, 1999 or December 31, 1998.

Deposits and Borrowed Funds

Total deposits of $946.5 million as of September 30, 1999 represented an increase of $77.4 million or 8.9% from $869.1 million as of December 31, 1998. Non-interest-bearing deposits were $106.7 million as of September 30, 1999, approximately $7.9 million lower than the $114.6 million in non-interest-bearing deposits as of December 31, 1998. Over the same period, interest-bearing deposits increased 11.3% or $85.3 million. The higher level of interest-bearing deposits included an increase of $50.3 million in NOW and money market accounts and a $40.8 million increase in public funds (primarily State of Illinois deposits). These increases were offset partially by a $10.5 million decrease in certificates of deposit as part of a management strategy to lower overall funding costs. As a result, interest bearing transactional accounts and public funds have increased their respective percentages of the overall deposit mix at September 30, 1999 compared to December 31, 1998.

The Company's membership in the Federal Home Loan Bank System gives it the ability to borrow funds from the Federal Home Loan Bank of Chicago for short or long-term purposes under a variety of programs. The loans were used to fund growth and permit the bank subsidiaries to extend term maturities, reduce funding costs and manage interest rate risk exposures more effectively.

                ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            RESULTS OF OPERATIONS AND FINANCIAL CONDITION (continued)

Deposits and Borrowed Funds (continued)

Federal Home Loan Bank advances were $157 million and $101 million at September 30, 1999 and December 31, 1998, respectively. The weighted average rate for Federal Home Loan Bank advances was 5.07% during the nine months ended September 30, 1999 with a range of maturities between one and ten years. This rate compares favorably to our average 1999 rate of 5.30% for certificates of deposit under $100,000.

Borrowed funds at September 30, 1999 and December 31, 1998 are listed below:

(In thousands)                                            1999         1998
-------------                                          ----------    ---------

Federal Home Loan Bank (FHLB)
   advances to bank subsidiaries                       $  157,000    $ 101,000

Revolving line of credit
  to Midwest Banc Holdings, Inc.                            7,500        4,000
  ($20,000,000 available)

Revolving warehouse line of credit
  to Midwest One Mortgage Services                              -        2,500
  ($5,000,000 available until September 15, 1999)

Mortgage payable                                               75          150

Note issued to acquire Porter Insurance Agency, Inc.          150          150
                                                       ----------    ---------

Total notes payable                                    $  164,725    $ 107,800
                                                       ==========    =========

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

Capital Resources

Stockholders' equity decreased $7.6 million or 9.8% from $77.6 million at December 31, 1998 to $70.0 million at September 30, 1999. Year-to-date earnings for 1999 were largely offset by dividends and amounts used to repurchase outstanding common stock. In addition, the Company recorded a $7.8 million decrease in accumulated other comprehensive income.

                ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            RESULTS OF OPERATIONS AND FINANCIAL CONDITION (continued)

Capital Resources  (continued)

Under previously announced plans, the Company repurchased 75,950 shares of common stock during the third quarter and 352,346 year-to-date in 1999 at prevailing market prices. The weighted average purchase price was $16.73 for stock repurchases year-to-date in 1999. The amount of shares repurchased represents more than 78% of the authorized buy back amount of 450,000 shares during 1999. The amount repurchased was approximately $5.9 million and represented less than 8.0% of the total dollar amount of equity at December 31, 1998.

The Company and its four subsidiary banks (the "Banks") are subject to regulatory capital requirements administered by federal banking agencies. Capital adequacy guidelines and prompt corrective action regulations involve quantitative measures of assets, liabilities, and certain off-balance-sheet items calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by regulators about components, risk weightings, and other factors, and the regulators can lower classifications in certain areas. Failure to meet various capital requirements may result in regulatory action that could have a direct material effect on the financial statements.

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

The Company and the Banks were categorized as well capitalized as of September 30, 1999. Management is not aware of any conditions or events since the most recent regulatory notification that would change the Company's or the Banks' categories.

                ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           RESULTS OF OPERATIONS AND FINANCIAL CONDITION (continued)

Capital Resources  (continued)

Capital levels and minimum required levels (dollars in thousands):

                                                                                                               Minimum Required
                                                                                Minimum Required                  to be Well
                                                      Actual                  For Capital Adequacy                Capitalized
                                               ----------------------         ----------------------         ----------------------
As of September 30, 1999 (in thousands)          Amount       Ratio             Amount      Ratio              Amount      Ratio
----------------------------------------------------------   --------         -----------  ---------         -----------  ---------
     Total capital to risk weighted assets
        Company                                 $  82,996      12.5%           $  53,105       8.0%           $  66,381      10.0%
        Midwest Bank and Trust Company             40,270      12.7%              25,347       8.0%              31,684      10.0%
        Midwest Bank                               16,922      12.0%              11,283       8.0%              14,104      10.0%
        Midwest Bank of McHenry County             16,882      14.6%               9,238       8.0%              11,548      10.0%
        Midwest Bank of Western Illinois           12,389      14.4%               6,891       8.0%               8,614      10.0%

     Tier I capital to risk weighted assets
        Company                                    75,831      11.4%              26,552       4.0%              39,829       6.0%
        Midwest Bank and Trust Company             36,730      11.6%              12,673       4.0%              19,010       6.0%
        Midwest Bank                               15,538      11.0%               5,641       4.0%               8,462       6.0%
        Midwest Bank of McHenry County             15,605      13.5%               4,619       4.0%               6,929       6.0%
        Midwest Bank of Western Illinois           11,424      13.3%               3,446       4.0%               5,168       6.0%

     Tier I capital to average assets
        Company                                    75,831       6.4%              47,068       4.0%              58,835       5.0%
        Midwest Bank and Trust Company             36,730       6.7%              21,938       4.0%              27,422       5.0%
        Midwest Bank                               15,538       6.6%               9,372       4.0%              11,715       5.0%
        Midwest Bank of McHenry County             15,605       6.8%               9,240       4.0%              11,550       5.0%
        Midwest Bank of Western Illinois           11,424       7.2%               6,368       4.0%               7,960       5.0%

                                                                                                               Minimum Required
                                                                                Minimum Required                  to be Well
                                                      Actual                  For Capital Adequacy                Capitalized
                                               ----------------------         ----------------------         ----------------------
As of December 31, 1998 (in thousands)           Amount       Ratio             Amount      Ratio              Amount      Ratio
----------------------------------------------------------   --------         -----------  ---------         -----------  ---------
     Total capital to risk weighted assets
        Company                                  $ 82,573      14.6%           $  45,129       8.0%            $ 56,411      10.0%
        Midwest Bank and Trust Company             38,448      14.7%              20,968       8.0%              26,210      10.0%
        Midwest Bank                               15,981      13.3%               9,587       8.0%              11,984      10.0%
        Midwest Bank of McHenry County             15,178      15.6%               7,797       8.0%               9,746      10.0%
        Midwest Bank of Western Illinois           11,047      14.0%               6,310       8.0%               7,888      10.0%

     Tier I capital to risk weighted assets
        Company                                    75,997      13.5%           $  22,565       4.0%            $ 33,846       6.0%
        Midwest Bank and Trust Company             35,322      13.5%              10,484       4.0%              15,726       6.0%
        Midwest Bank                               14,610      12.2%               4,794       4.0%               7,191       6.0%
        Midwest Bank of McHenry County             13,995      14.4%               3,898       4.0%               5,848       6.0%
        Midwest Bank of Western Illinois           10,151      12.9%               3,155       4.0%               4,733       6.0%

     Tier I capital to average assets
        Company                                    75,997       7.1%            $ 42,686       4.0%            $ 53,358       5.0%
        Midwest Bank and Trust Company             35,322       7.1%              19,924       4.0%              24,906       5.0%
        Midwest Bank                               14,610       7.1%               8,288       4.0%              10,360       5.0%
        Midwest Bank of McHenry County             13,995       6.8%               8,213       4.0%              10,266       5.0%
        Midwest Bank of Western Illinois           10,151       6.8%               6,009       4.0%               7,512       5.0%

                ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            RESULTS OF OPERATIONS AND FINANCIAL CONDITION (continued)

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

Net cash inflows provided by operations were $15.3 million for the nine months ended September 30, 1999 compared to $18.4 million a year earlier. Net cash outflows from investing activities were $145.6 million in the first nine months of 1999 compared to a net cash outflow of $147.4 million a year earlier. Cash inflows from financing activities for the nine months ended September 30, 1999 were $129.3 million compared to a net inflow of $122.4 million in 1998.

In the event of short-term liquidity needs, the Banks may purchase federal funds from correspondent banks. In addition, the Company has established repurchase agreements and brokered certificates of deposit arrangements with various financial sources. The Company's membership in the Federal Home Loan Bank System gives it the ability to borrow funds from the Federal Home Loan Bank of Chicago for short or long-term purposes under a variety of programs.

Interest received net of interest paid was a principal source of operating cash inflows for the three months ended September 30, 1999 and September 30, 1998, respectively. Management of investing and financing activities and market conditions determine the level and the stability of net interest cash flows. Management's policy is to mitigate the impact of changes in market interest rates to the extent possible so that balance sheet growth is the principal determinant of growth in net interest cash flows.

YEAR 2000 COMPLIANCE

Company's State of Readiness

The Company has conducted a comprehensive review of its computer systems for "Year 2000" issues, and has developed an implementation plan to identify and resolve potential problems in compliance with Federal Reserve Bank guidelines. The Company has completed the testing required for Year 2000 compatibility and believes its systems and software are prepared to address any reasonable contingencies and risks without any material disruption in its business or service.

                ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            RESULTS OF OPERATIONS AND FINANCIAL CONDITION (continued)

YEAR 2000 COMPLIANCE (continued)

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

In addition, the Company formed a Year 2000 Committee consisting of senior bank officers and other knowledgeable bank personnel. The President of First Midwest Data Corp. is a member of the Committee and lends significant data processing experience to the project. The Project Coordinator is designated the Year 2000 Committee Coordinator.

The Company's implementation plan involves procedures and tests to reduce Year 2000 risks to and by customers, equipment, vendors and the providers of computer hardware and software services. The Company identified mission critical vendors who have provided the Company with the results of their own tests for Year 2000 compliance and the Company is satisfied with the results to date. The Company performed an analysis of all inventory purchased and made visual inspections of its buildings, contents and equipment. Testing plans were developed and completed to measure the compatibility of all Year 2000 related equipment and software. In addition, the Company reviews all contracts for the purchase of new chip-related or date-related equipment or software, and all purchases are required to bear Year 2000 compatibility confirmations.

The Company owns two in-house computer systems. The manufacturers of the hardware and software used by the Company have also performed extensive Year 2000 testing and found their systems to be Year 2000 compatible. A proxy test performed by a thirteen financial institution consortium--each organization being a client of the software provider to the Company --was completed prior to year-end 1998. The test results indicated there were no significant Year 2000 problems. In addition, the Company has run its own tests to determine compatibility. The Company found no Year 2000 deficiencies in its tests. The Company has completed impact analyses of potential adverse Year 2000 situations and will continue to assess any exposures which become apparent between now and the end of 1999.

In addition, the Company uses personal computers at its local offices, connected through networks, to maintain critical systems. Each of the banking centers, therefore, is considered mission critical. The computers use stand-alone vendor products or service providers to provide information and customer service software.

                ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            RESULTS OF OPERATIONS AND FINANCIAL CONDITION (continued)

YEAR 2000 COMPLIANCE  (continued)

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

The Company also completes daily, monthly, quarterly and annual backups of its data processing systems. These records are maintained offsite and are readily accessible if needed. In addition, the Company and its banks produce all account records on a daily basis in a secondary method which includes copying all customer transaction data to CD. As a result, customer financial records can be recovered regardless of any disruptions to data processing.

The Company has been examined by the Federal Reserve Bank and the Illinois Office of Banks and Real Estate through Phase I, II and III examinations. The Company's efforts were considered adequate in those examinations.

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

Nevertheless, the Company recognizes the potential risks posed by Year 2000 issues, and there can be no assurance that the Company will not be significantly affected by Year 2000 issues. These risks include, without limitation, disruption to customer service caused by computer and system interruptions, failure to comply with federal and state regulations, and an inability to collect and service outstanding loans due to customers' failure to address Year 2000 issues. The Company remains alert to any potential Year 2000 problems created by customers and has been obtaining information and data from customers to assess potential exposures. To date, responses from customers have not indicated significant Year 2000 issues to be resolved. Potential losses created by cash flow problems of existing borrowers due to Year 2000 issues cannot be quantified at this time with any meaningful degree of accuracy. As a result, the Banks have not provided any additional amounts to the Allowance for Loan Losses to cover Year 2000 related repayment risks at this time.

                ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            RESULTS OF OPERATIONS AND FINANCIAL CONDITION (continued)

YEAR 2000 COMPLIANCE  (continued)

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

Contingency Plans and Costs

The Company has created, distributed and tested contingency plans for situations where customer service may be inhibited by sources beyond its control. These contingency plans provide alternatives for processing customer transactions, liquidity and business continuation in case of a major disruption caused by Year 2000 issues. The plans provide all Company subsidiaries with information that will be necessary to maintain service of customers during such circumstances. Updates and responses to additional situations will be covered in these plans as appropriate and consistent with regulatory guidelines.

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

The Company has incurred internal and external expenditures of approximately $270,000 in addressing Year 2000 issues through September 30, 1999. This cost does not include internal salary and employee benefit costs for individuals that have responsibilities or are involved with the Year 2000 project. The Company is planning additional expenditures, including upgrades in teller equipment, which will increase total Year 2000 expenditures to approximately $320,000.

                ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            RESULTS OF OPERATIONS AND FINANCIAL CONDITION (continued)

YEAR 2000 COMPLIANCE  (continued)

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

                ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES
                                ABOUT MARKET RISK

Interest Rate Sensitivity Analysis

The Company's overall interest rate sensitivity is demonstrated by net interest income analysis. Net interest income analysis measures the change in net interest income in the event of hypothetical changes in interest rates. This analysis assesses the risk of change in net interest income in the event of sudden and sustained 1.0% to 2.0% increases and decreases in market interest rates. The table below presents the Company's projected changes in net interest income for the various rate shock levels at September 30, 1999.

                                                 Net Interest Income
                                                 -------------------
(Dollars in thousands)               Amount           $ Change          % Change
                                     ------           --------          --------

    -200 bp                        $  40,707              16              0.04
    -100 bp                           40,820             129              0.32
    Base                              40,691             ---               ---
    +100 bp                           40,534            (157)            (0.39)
    +200 bp                           40,169            (522)            (1.28)


As shown above, at September 30, 1999, the effect of an immediate 200 basis point increase in interest rates would decrease the Company's net interest income by 1.28% or $522,000. The effect of an immediate 200 basis point reduction in rates would increase the Company's net interest income by 0.04% or $16,000.

The projected changes in the Company's net interest income for the various rate shock levels at September 30, 1998 were the following:

                                                 Net Interest Income
                                                 -------------------
(Dollars in thousands)               Amount           $ Change          % Change
                                     ------           --------          --------

     -200 bp                       $  33,021          (2,922)            (8.13)
     -100 bp                          34,030          (1,913)            (5.32)
      Base                            35,943             ---               ---
     +100 bp                          36,204             261              0.73
     +200 bp                          35,823            (120)            (0.33)

The asset liability mix of earning assets and interest-bearing liabilities has changed during the past twelve months due to overall growth and repositioning of the investment securities portfolio. Changes in interest rates, a restructuring of the investment securities portfolio, and an increased percentage of variable rate deposits combined to reduce rate sensitivity as of September 30, 1999 compared to September 30, 1998, if there is a decline in interest rates.

                ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES
                          ABOUT MARKET RISK (continued)

Interest Rate Sensitivity Analysis (continued)

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



Date:  November 12, 1999