Form 10-K
period 1999-12-31
MIDWEST BANC HOLDINGS INC
filed 2000-03-30
CIK 1051379

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                             ---------------------
                                   FORM 10-K
                             ---------------------
    [X]         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

                                       OR

    [ ]         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                        THE SECURITIES EXCHANGE ACT OF 1934
               FOR THE TRANSITION PERIOD FROM           TO

                           COMMISSION FILE NUMBER 0-29598

                            MIDWEST BANC HOLDINGS, INC.
               (Exact name of Registrant as specified in its charter)

                   DELAWARE                                      36-3252484
           (State of Incorporation)               (I.R.S. Employer Identification Number)

                             501 WEST NORTH AVENUE,
                             MELROSE PARK, ILLINOIS
                                     60160
          (Address of principal executive offices including ZIP Code)

                                 (708) 865-1053
              (Registrant's telephone number including Area Code)

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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained to the best of registrant's knowledge, in definitive proxy or information statements incorporated by Reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     As of March 17, 2000, the aggregate market value of the registrant's common stock held by nonaffiliates of the registrant was approximately $89,428,560 based upon the price of the last sale on that date.(1)

     As of March 17, 2000, the number of shares outstanding of the registrant's common stock, par value $0.01 per share, was 10,777,392.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Company's Proxy Statement for the 2000 Annual Meeting of Stockholders are incorporated by reference into Part III.
---------------

1 Based upon the closing price of the registrant's common stock on March 17,
  2000, and reports of beneficial ownership filed by directors and executive officers of registrant and by beneficial owners of more than 5% of the outstanding shares of common stock of the registrant. However, such determination of shares owned by affiliates does not constitute an admission of affiliate status or beneficial interest in shares of registrant's common stock.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                           MIDWEST BANC HOLDINGS, INC.
                                    FORM 10-K

                                      INDEX

                                                                                                           PAGE NO.
                                                                                                           --------
PART I

Item 1.    Business                                                                                           1
Item 2.    Properties                                                                                        16
Item 3.    Legal Proceedings                                                                                 17
Item 4.    Submission of Matters to a Vote of Security Holders                                               17

PART II

Item 5.    Market for the Registrant's Common Equity and Related Security Holder Matters                     18
Item 6.    Selected Consolidated Financial Data                                                              19
Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations             20
Item 7A.   Quantitative and Qualitative Disclosures about Market Risk                                        39
Item 8.    Consolidated Financial Statements and Supplementary Data                                          39
Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure              39

PART III

Item 10.   Directors and Executive Officers of the Registrant                                                40
Item 11.   Executive Compensation                                                                            40
Item 12.   Security Ownership of Certain Beneficial Owners and Management                                    40
Item 13.   Certain Relationships and Related Transactions                                                    40

PART IV

Item 14.   Exhibits, Financial Statement Schedules and Reports on Form 8-K                                   40
           Signature(s) Page                                                                                 42
           Index to Consolidated Financial Statements                                                        F-1

                                     PART I

ITEM 1.     BUSINESS

THE COMPANY

         The Company is a community-based bank holding company headquartered in Melrose Park, Illinois. The Company provides a wide range of services, including traditional banking services, personal and corporate trust services, residential mortgage services, insurance brokerage and retail securities brokerage services. The Company's principal operating subsidiaries are four Illinois community banks: Midwest Bank and Trust Company, Midwest Bank, Midwest Bank of McHenry County, and Midwest Bank of Western Illinois (collectively, the "Banks"). Each of the Banks is chartered as an Illinois state bank. In addition, two of the Banks have nonbank subsidiaries that provide insurance and investment brokerage services, and the Company has one nonbank subsidiary that provides data processing services.

         The Banks are community-oriented, full-service commercial banks, providing traditional banking services to individuals, small-to-medium-sized businesses, government and public entities and not-for-profit organizations. The Banks operate out of 16 locations with eleven banking centers in the greater Chicago metropolitan area and five banking centers in Western Illinois. Porter Insurance Agency, Inc., a subsidiary of Midwest Bank of Western Illinois, acts as an insurance agency for individuals and corporations. Midwest One Financial Services, L.L.C., a limited liability company controlled by Midwest Bank of McHenry County, offers insurance services and retail brokerage activities within McHenry County. First Midwest Data Corp., a subsidiary of the Company, provides data processing services to the Company and all subsidiaries except Midwest Bank of Western Illinois and Porter Insurance Agency, Inc.

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

         The Company is a Delaware corporation. The Company was founded in 1983 as a bank holding company under the Bank Holding Company Act of 1956, as amended, for Midwest Bank and Trust Company.

         Certain information with respect to the Banks and the Company's nonbank consolidated subsidiaries as of December 31, 1999, is set forth below:

                                                                                                   NUMBER OF BANKING
COMPANY SUBSIDIARIES                          HEADQUARTERS           MARKET AREA                  CENTERS OR OFFICES
--------------------                          ------------           -----------                  ------------------
Banks:

Midwest Bank and Trust Company                Elmwood Park, IL       Chicago, Elmwood Park,                5
                                                                     Melrose Park,  Oak Park,
                                                                     River Forest, Forest
                                                                     Park, Franklin Park,
                                                                     River Grove, and Maywood

                                                                                                   NUMBER OF BANKING
COMPANY SUBSIDIARIES                          HEADQUARTERS           MARKET AREA                  CENTERS OR OFFICES
--------------------                          ------------           -----------                  ------------------
Midwest Bank                                  Hinsdale, IL           Hinsdale, Downers Grove,              2
                                                                     Burr Ridge, Westmont, Oak
                                                                     Brook, and Clarendon Hills

Midwest Bank of McHenry County                Union, IL              Union, Algonquin,                     4
                                                                     Marengo, Crystal Lake,
                                                                     East Dundee, McHenry,
                                                                     Lake in the Hills,
                                                                     Huntley, Island Lake,
                                                                     Wauconda, and
                                                                     Carpentersville

Midwest Bank of Western Illinois              Monmouth, IL           Monmouth, Galesburg,                  5
                                                                     Oquawka, Kirkwood,
                                                                     and Aledo
Nonbanks:

Porter Insurance Agency, Inc.                 Alexis, IL             Western Illinois                      2

Midwest One Financial Services, L.L.C.        Algonquin, IL          McHenry County                        2

First Midwest Data Corp                       Melrose Park, IL                 *                           1

* Performs data processing services for the Company, all of the Banks, except Midwest Bank of Western Illinois, and all of the nonbank subsidiaries, except Porter Insurance Agency, Inc.

HISTORY

The Banks

         Midwest Bank and Trust Company was established in 1959 in Elmwood Park to provide community and commercial banking services to individuals and businesses in the contiguous and neighboring western suburbs of Chicago. Midwest Bank and Trust Company grew in the 1960s and 1970s with the economic development and population expansion of Elmwood Park, Melrose Park, Forest Park, River Grove, Franklin Park and, to a lesser extent, River Forest, and Oak Park.

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

         The Company acquired the State Bank of Union in McHenry County in 1987 and changed its name to Midwest Bank of Union in 1991. This acquisition represented the first bank location for the Company outside of Cook County. The bank was renamed Midwest Bank of McHenry County in 1994 and opened a full-service banking center in Algonquin in southeastern McHenry County in August 1994. New banking centers were opened in Island Lake in 1998 and McHenry in 1999.

         The Company established Midwest Bank of DuPage County, in Hinsdale, in 1991. Midwest Bank of DuPage County was created to develop markets through the opening of a new banking center. The bank was subsequently renamed Midwest Bank of Hinsdale in 1991, and Midwest Bank in 1996. Midwest Bank opened a convenience banking center in 1996 in Downers Grove, Illinois which has been expanded into a full-service banking center. A third banking center in Roselle, Illinois opened in February 2000.

         In an effort to diversify the Company's core deposit base and develop profitable growth opportunities at a reasonable cost of market entry, the Company began an expansion program in West Central Illinois in the early 1990s. The Company acquired the Bank of Oquawka in Henderson County in 1991 and The National Bank of Monmouth via a merger with West Central Illinois Bancorp in 1993. Subsequently, the Bank of Oquawka was merged into The National Bank of Monmouth in 1994. A new full-service banking center was opened in Galesburg in Knox County in 1996. In 1998, The National Bank of Monmouth converted from a national bank to an Illinois state chartered bank and changed its name to Midwest Bank of Western Illinois. On December 18, 1999, Midwest Bank of Western Illinois acquired the deposits and fixed assets of the Aledo Banking Center of Associated Bank-Illinois. Midwest Bank of Western Illinois currently has a network of five banking centers in Monmouth, Galesburg, Oquawka, Kirkwood, and Aledo.

Nonbank Subsidiaries

         The Company's nonbank subsidiaries were created to support the core retail and commercial banking activities of the Company and the Banks. First Midwest Data Corp. was established in 1991 to replace third party data processing services and provide competitive advantages in terms of service and delivery for the Banks. First Midwest Data Corp. provides a variety of services to the Company and all of the Banks except Midwest Bank of Western Illinois, including processing of demand deposits, savings accounts, time deposits, loans and general ledgers, and managing telephone banking and on-line computer services for retail and commercial customers. Midwest Bank of Western Illinois and Porter Insurance Agency, Inc. provide their own data processing services.

         Midwest Trust Services, Inc. was a full-service Illinois trust company offering land trusts, personal trusts, custody accounts, retirement plan services, and corporate trust services. Effective February 1999, Midwest Trust Services, Inc. sold certain trusts representing certain lines of trust business, including personal trusts, individual retirement accounts and life insurance trusts, to a third party. Subsequently, Midwest Trust Services, Inc. was dissolved during the fourth quarter of 1999 and existing trust operations became a department of Midwest Bank and Trust Company.

         Midwest One Mortgage Services, Inc. was formed by the Company in 1994 to provide secondary market mortgage origination for the Banks and independent customers. Mortgages originated by Midwest One Mortgage Services, Inc. were generally sold with servicing rights released to a large, diversified group of qualified secondary market investors. The Company transferred ownership of Midwest One Mortgage Services, Inc. to Midwest Bank as a capital contribution in 1997. Subsequently, Midwest One Mortgage Services, Inc. was dissolved in September 1999 with mortgage origination marketing activities transferred to each of the Banks.

         Porter Insurance Agency, Inc. was acquired by Midwest Bank of Western Illinois in 1998 to provide insurance services to customers of the bank. This subsidiary also maintains an independent customer base that represents more than 90% of its current premiums and commissions.

         Midwest One Financial Services, L.L.C. began operations in January 1999 as a joint venture between Midwest Bank of McHenry County and First Midwest Financial Group, Inc. (subsequently acquired by the Greater Chicago Group, Inc.) to provide insurance services and products within McHenry County. In addition, Midwest One Financial Services, L.L.C. provides retail securities brokerage services. Midwest Bank of McHenry County owns 51% of Midwest One Financial Services, L.L.C. and serves as its managing member.

THE BANKS

         The Company functions as a network of autonomous banks with centralized planning and staff support functions performed at the holding company level. Each Bank faces different levels and varied types of competition, which are addressed by the local, decentralized nature of each Bank. The Banks maintain full responsibility for the day-to-day operations of each banking center, including lending practices and decision-making, pricing, sales, and customer service. The Banks are supported by centralized staff services provided by the Company for accounting, auditing, financial and strategic planning, marketing, human resources, loan review, and regulatory compliance.

         Set forth below is selected financial and other information for each Bank for the year ended December 31, 1999.

                                          TOTAL       TOTAL          NET
          (IN THOUSANDS)                 ASSETS       EQUITY        INCOME
          --------------                 ------       ------        ------
Midwest Bank and Trust Company(1)       $555,677     $ 32,716     $  7,340
Midwest Bank(2)                          256,791       13,770        2,577
Midwest Bank of  McHenry County(3)       252,213       13,600        2,254
Midwest Bank of Western Illinois(4)      187,315       12,084        1,351

(1)  Does not include net income for Midwest Trust Services, Inc.
(2)  Does not include net income for Midwest One Mortgage Services, Inc.
(3)  Does not include net income of Midwest One Financial Services, L.L.C.
(4)  Does not include net income of Porter Insurance Agency, Inc.

         The Banks accounted for nearly 99.0% of assets and virtually all the net income of the Company as of and for the years ended 1999, 1998, and 1997.

MARKETS

         The Banks operate in broadly diverse markets, with varying levels and growth rates of economic development and activity. Population trends, geographic density, and the demographic mix vary by market. The largest segments of the Company's customer base live and work in relatively mature markets in Cook County and West Central Illinois. The market in Hinsdale is a more affluent and upwardly mobile segment with a higher percentage of white collar professionals. The southern portion of McHenry County is a high growth market characterized by a core middle class base, augmented by a rapid influx of young families and professional couples.

         The Company considers its primary market areas to be those areas immediately surrounding its offices for retail customers and generally within a 10-20 mile radius of each Bank for commercial relationships. The Banks operate out of 11 full-service locations in the Chicago metropolitan area and out of five offices in West Central Illinois. Accordingly, the Company's business extends throughout the Chicago metropolitan area and Western Illinois, but is highly concentrated in the areas in which the Banks' offices are located. The communities in which the Banks' offices are located have a broad spectrum of demographic characteristics. These communities include a number of densely populated areas as well as rural areas, and some extremely high-income areas as well as many middle-income and some low-to-moderate income areas.

STRATEGY

         The Company believes that its continued success is dependent on its ability to provide to its customers value-added retail and commercial banking programs and other financial products and services which are delivered by experienced, committed banking professionals operating under the highest standards of customer service. The growth strategy of the Company is to increase its core banking business, develop its insurance and retail brokerage activities, and expand into other financial services. The Company's strategy includes the following objectives: (i) maintain high levels of customer service through a decentralized operating structure; (ii) increase market share within existing markets and expand into new markets; (iii) enhance cross-selling of value-added products and services; (iv) maintain a leadership position in product development and marketing; (v) increase the revenue base of nonbank financial services subsidiaries; (vi) increase existing loan-to-deposit ratios of the Banks; and (vii) expand funding sources for liquidity and interest rate risk management. Management believes that these strategies, which are subject to change at any time based upon market conditions, will support the continued profitable growth of the Company and allow it to maintain consistent high performance and leadership positions in its markets.

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

         NOW and Money Market Accounts. The Company offers several types of premium rate NOW accounts and money market accounts with interest rates indexed to the prime rate or the 91-day U.S. Treasury bill rate. The Banks were one of the first to offer these products in specific local markets.

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

Lending Services

         The Company's loan portfolio consists of commercial loans, commercial real estate loans, agricultural loans, consumer real estate loans (including home equity lines of credit) and consumer installment loans. Management of the Company emphasizes sound credit analysis and loan documentation. Management also seeks to avoid undue concentrations of loans to a single industry or based on a single class of collateral. The Company has focused efforts on building its lending business in the following areas:

         Commercial Loans. Commercial and individual loans are made to small- to medium-sized businesses that are sole proprietorships, partnerships, and corporations. Generally, these loans are secured with collateral including accounts receivable, inventory and equipment, and require personal guarantees of the principals. Frequently, these loans are further secured with real estate collateral.

         Commercial Real Estate Loans. Commercial real estate loans include loans for acquisition, development, and construction of real estate which are secured by the real estate involved, and other loans secured by farmland, commercial real estate, multifamily residential properties, and other nonfarm, nonresidential properties. Loans are generally short-term balloon loans and adjustable rate mortgages with initial fixed terms of one to five years.

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

         Consumer Real Estate Loans. Consumer real estate loans are made to finance residential units that will house from one to four families. While the Company originates both fixed and adjustable rate consumer real estate loans, most one- to five-year adjustable rate loans originated pursuant to Fannie Mae and FHLMC guidelines are sold in the secondary market. In the normal course of business, the Company retains medium-term fixed-rate loans. See "Management's Discussion and Analysis of Financial Condition and Results of Operation."

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

ATMs

         The Banks maintain a network of 23 ATM sites generally located within the Banks' local markets. All ATM equipment is owned by the Banks. Fourteen of the ATM sites are located at various banking centers, and nine are maintained off-site at hotels, supermarkets and schools.

Trust Activities

         Midwest Trust Services, Inc. was, until December 1999, a full-service Illinois trust company subsidiary of Midwest Bank and Trust Company offering land trusts, personal trusts, custody accounts, retirement plan services, and corporate trust services. Effective February 1999, Midwest Trust Services, Inc. and Midwest Bank and Trust Company sold certain trusts representing certain lines of trust business, including personal trusts, individual retirement accounts and life insurance trusts, to a third party. Subsequently, Midwest Trust Services, Inc. was dissolved during the fourth quarter of 1999 and remaining trust operations were transferred to the Trust Department of Midwest Bank and Trust Company.

         As of December 31, 1999, the Trust Department of Midwest Bank and Trust Company maintained relationships representing an aggregate market value of $155.5 million in assets with an aggregate book value of $147.0 million. In addition, the Trust Department of Midwest Bank and Trust Company administered 2,068 land trust accounts as of December 31, 1999.

         Midwest Bank of Western Illinois also provides trust services to its customers and maintained trust accounts with an aggregate market value of $56.5 million and an aggregate book value of $41.0 million as of December 31, 1999.

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

Securities Brokerage

         Securities brokerage services are provided through arrangements with three independent regional brokerage firms. Licensed brokers are located at four banking centers and provide services with respect to stocks and securities trading, financial planning, mutual funds sales, fixed and variable rate annuities and tax-exempt and conventional unit trusts.

COMPETITION

         The Company competes in the financial services industry through the Banks, Porter Insurance Agency, Inc. and Midwest One Financial Services, L.L.C. The financial services business is highly competitive. The Company encounters strong direct competition for deposits, loans, and other financial services. The Company's principal competitors include other commercial banks, savings banks, savings and loan associations, mutual funds, money market funds, finance companies, credit unions, mortgage companies, insurance companies and agencies, private issuers of debt obligations and suppliers of other investment alternatives, such as securities firms.

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

         The Company addresses these competitive challenges by creating market differentiation and by maintaining an independent community bank presence with local decision-making within its markets. The Banks compete for deposits principally by offering depositors a variety of deposit programs, convenient office locations and hours and other services. The Banks compete for loan originations primarily through the interest rates and loan fees they charge, the efficiency and quality of services they provide to borrowers, the variety of their loan products and their trained staff of professional bankers.

         The Company competes for qualified personnel by offering competitive levels of compensation, management and employee cash incentive programs, and by augmenting compensation with stock options pursuant to its stock option plan. Attracting and retaining high quality employees is important in enabling the Company to compete effectively for market share.

EMPLOYEES

         As of December 31, 1999, the Company and its subsidiaries had 285 full-time employees and 129 part-time employees, or 339 full-time equivalent employees. Management considers its relationship with its employees to be good.

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

RECENT LEGISLATION

         On November 12, 1999, the Gramm-Leach-Bliley Act (the "GLB Act") was enacted. The GLB Act amended or repealed certain provisions of the Glass-Steagall Act and other legislation that restricted the ability of bank holding companies, securities firms and insurance companies from affiliating with one another. Further, the GLB Act expanded the kinds of activities in which bank holding companies may engage by allowing well managed and well capitalized bank holding companies to be designated as "financial holding companies." In addition, the GLB Act contains provisions intended to safeguard consumer financial information in the hands of financial service providers by, among other things, requiring such entities to disclose their privacy policies to their customers and allowing customers to "opt out" of having their financial service providers disclose their confidential financial information to third parties, subject to certain exceptions. The federal regulatory agencies have not as of this date issued final regulations under the GLB Act. However, it is not anticipated that the GLB Act will have a material adverse effect on the operations or prospects of the Company and its subsidiaries.

BANK HOLDING COMPANY REGULATION

         The Company is registered as a "bank holding company" with the Federal Reserve and, accordingly, is subject to supervision by the Federal Reserve under the Bank Holding Company Act (the Bank Holding Company Act and the regulations issued thereunder are collectively the "BHC Act"). The Company is required to file with the Federal Reserve periodic reports and such additional information as the Federal Reserve may require pursuant to the BHC Act. The Federal Reserve examines the Company and the Banks, and may examine Midwest One Financial Services, L.L.C., Porter Insurance Agency, Inc., and First Midwest Data Corp.

         The BHC Act requires prior Federal Reserve approval for, among other things, the acquisition by a bank holding company of direct or indirect ownership or control of more than five percent of the voting shares or substantially all the assets of any bank or bank holding company, or for a merger or consolidation of a bank holding company with another bank holding company. With certain exceptions, the BHC Act prohibits a bank holding company from acquiring direct or indirect ownership or control of voting shares of any company which is not a bank or bank holding company and from engaging directly or indirectly in any activity other than banking or managing or controlling banks or performing services for its authorized subsidiaries. A bank holding company may, however, engage in or acquire an interest in a company that engages in activities which the Federal Reserve has determined, by regulation or order, to be so closely related to banking or managing or controlling banks as to be a proper incident thereto, such as owning and operating the data processing operations of First Midwest Data Corp. Under the BHC Act, the Company and the Banks are prohibited from engaging in certain tie-in arrangements in connection with an extension of credit, lease, sale of property, or furnishing of services.

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

         The Federal Reserve has adopted risk-based capital requirements for assessing bank holding company capital adequacy. These standards define regulatory capital and establish minimum capital standards in relation to assets and off-balance sheet exposures, as adjusted for credit risks. The Federal Reserve's risk-based guidelines apply on a consolidated basis for bank holding companies with consolidated assets of $150 million or more and on a "bank-only" basis for bank holding companies with consolidated assets of less than $150 million, subject to certain terms and conditions. Under the Federal Reserve's risk-based guidelines, capital is classified into two categories. For bank holding companies, Tier 1 or "core" capital consists of common stockholders' equity, noncumulative perpetual preferred stock (including related surplus), cumulative perpetual preferred stock (including related surplus) (subject to certain limitations) and minority interests in the common equity accounts of consolidated subsidiaries, and is reduced by goodwill, certain other intangible assets and certain investments in other corporations ("Tier 1 Capital"). Tier 2 capital consists of the allowance for loan and lease losses (subject to certain limitations), perpetual preferred stock and related surplus (subject to certain conditions), "hybrid capital instruments," perpetual debt, mandatory convertible debt securities, term subordinated debt and intermediate-term preferred stock (including related surplus) (subject to certain limitations).

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

         As of December 31, 1999, the Company had regulatory capital in excess of the Federal Reserve's minimum requirements. The Company had a total capital to risk-weighted assets ratio of 12.2% and a Tier 1 capital to risk-weighted assets ratio of 11.1% as of December 31, 1999.

BANK REGULATION

         Under Illinois law, the Banks are subject to supervision and examination by the Illinois Commissioner. Each of the Banks is a member of the Federal Reserve System and as such is also subject to examination by the Federal Reserve. The Federal Reserve also supervises compliance with the provisions of federal law and regulations which place restrictions on loans by member banks to their directors, executive officers, and other controlling persons. Each Bank is also a member of the FHLB of Chicago and may be subject to examination by the FHLB of Chicago. As affiliates of the Banks, the Company, Porter Insurance Agency, Inc., and Midwest One Financial Services, L.L.C. are also subject to examination by the Federal Reserve.

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

         In addition to the foregoing, the ability of the Company and the Banks to pay dividends may be affected by the various minimum capital requirements and the capital and noncapital standards established under the Federal Deposit Insurance Corporation Improvements Act of 1991 ("FDICIA"), as described below. The right of the Company, its stockholders and its creditors to participate in any distribution of the assets or earnings of its subsidiaries is further subject to the prior claims of creditors of the respective subsidiaries.

         Standards for Safety and Soundness. The FDIA, as amended by FDICIA and the Riegle Community Development and Regulatory Improvement Act of 1994 requires the Federal Reserve, together with the other federal bank regulatory agencies, to prescribe standards of safety and soundness, by regulations or guidelines, relating generally to operations and management, asset growth, asset quality, earnings, stock valuation, and compensation. The Federal Reserve and the other federal bank regulatory agencies adopted, effective August 9, 1995, a set of guidelines prescribing safety and soundness standards pursuant to FDICIA, as amended. The guidelines establish general standards relating to internal controls and information systems, internal audit systems, loan documentation, credit underwriting, interest rate exposure, asset growth, and compensation, fees and benefits. In general, the guidelines require, among other things, appropriate systems and practices to identify and manage the risks and exposures specified in the guidelines. The guidelines prohibit excessive compensation as an unsafe and unsound practice and describe compensation as excessive when the amounts paid are unreasonable or disproportionate to the services performed by an executive officer, employee, director or principal shareholder. In addition, the Federal Reserve adopted regulations that authorize, but do not require, the Federal Reserve to order an institution that has been given notice by the Federal Reserve that it is not satisfying any of such safety and soundness standards to submit a compliance plan. If, after being so notified, an institution fails to submit an acceptable compliance plan or fails in any material respect to implement an accepted compliance plan, the Federal Reserve must issue an order directing action to correct the deficiency and may issue an order directing other actions of the types to which an undercapitalized association is subject under the "prompt corrective action" provisions of FDICIA. If an institution fails to comply with such an order, the Federal Reserve may seek to enforce such order in judicial proceedings and to impose civil money penalties. The Federal Reserve and the other federal bank regulatory agencies also adopted guidelines for asset quality and earnings standards.

         A range of other provisions in FDICIA include requirements applicable to closure of branches; additional disclosures to depositors with respect to terms and interest rates applicable to deposit accounts; uniform regulations for extensions of credit secured by real estate; restrictions on activities of and investments by state-chartered banks; modification of accounting standards to conform to generally accepted accounting principles including the reporting of off-balance sheet items and supplemental disclosure of estimated fair market value of assets and liabilities in financial statements filed with the banking regulators; increased penalties in making or failing to file assessment reports with the FDIC; greater restrictions on extensions of credit to directors, officers and principal stockholders; and increased reporting requirements on agricultural loans and loans to small businesses.

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

         Insurance of Deposit Accounts. Under FDICIA, as a FDIC-insured institution, each of the Banks is required to pay deposit insurance premiums based on the risk it poses to the insurance fund. The FDIC has authority to raise or lower assessment rates on insured deposits in order to achieve certain designated reserve ratios in the insurance funds and to impose special additional assessments. The FDIC amended the risk-based assessment system and on December 11, 1995, adopted an assessment rate schedule for BIF-insured deposits. The assessment rate schedule, effective with respect to the semiannual premium assessment beginning January 1, 1996, provides for an assessment range of zero to 0.27% (subject to a $2,000 minimum) of deposits depending on capital and supervisory factors. Each depository institution is assigned to one of three capital groups: "well capitalized," "adequately capitalized" or "less than adequately capitalized." Within each capital group, institutions are assigned to one of three supervisory subgroups: "healthy," "supervisory concern" or "substantial supervisory concern." Accordingly, there are nine combinations of capital groups and supervisory subgroups to which varying assessment rates would be applicable. An institution's assessment rate depends on the capital category and supervisory category to which it is assigned.

         During 1999, the Banks were assessed deposit insurance in the aggregate amount of $102,548. Deposit insurance may be terminated by the FDIC upon a finding that an institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition, or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC. The management of each of the Banks does not know any practice, condition or violation that might lead to termination of deposit insurance.

         The Economic Growth and Regulatory Paperwork Reduction Act of 1996 enacted on September 30, 1996 provides that beginning with semi-annual periods after December 31, 1996, Bank Insurance Fund deposits will also be assessed to pay interest on the bonds issued in the late 1980s by the Financing Corporation (the "FICO Bonds") to recapitalize the now defunct Federal Savings & Loan Insurance Corporation. For purposes of the assessments to pay interest on the FICO Bonds, BIF deposits will be assessed at a rate of 20% of the assessment rate applicable to SAIF deposits until December 31, 1999. After the earlier of December 31, 1999 or the date on which the last savings association ceases to exist, full pro rata sharing of FICO assessments will begin. It has been estimated that the rates of assessment for the payment of interest on the FICO Bonds will be approximately 1.3 basis points for BIF-assessable deposits and approximately 6.4 basis points for SAIF-assessable deposits. The payment of the assessment to pay interest on the FICO Bonds should not materially affect the Banks.

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

         In April 1995, the Federal Reserve and other federal banking agencies adopted amendments revising their CRA regulations. Among other things, the amended CRA regulations substitute for the prior process-based assessment factors a new evaluation system that would rate an institution based on its actual performance in meeting community needs. In particular, the proposed system would focus on three tests: (i) a lending test, to evaluate the institution's record of making loans in its assessment areas; (ii) an investment test, to evaluate the institution's record of investing in community development projects, affordable housing, and programs benefiting low or moderate income individuals and businesses; and (iii) a service test, to evaluate the institution's delivery of services through its branches, ATMs, and other offices. The amended CRA regulations also clarify how an institution's CRA performance would be considered in the application process. All of the Banks have been examined under the revised CRA regulations.

         Consumer Compliance. Each Bank has been examined for consumer compliance during the past twelve months. The Federal Reserve has made Midwest Bank of McHenry County aware of certain deficiencies in its consumer compliance program as it relates to the accuracy of its past Home Mortgage Disclosure Act ("HMDA") filings and has presented a draft Memorandum of Understanding ("MOU") to the bank. The directors of Midwest Bank of McHenry County have executed the MOU and delivered it to the Federal Reserve. Consistent with the MOU, management is working with the Federal Reserve to resolve the HMDA reporting deficiency in an appropriate manner. In addition, management has retained regulatory consultants to assess current practices and develop action plans to resolve outstanding consumer compliance issues. While management believes it is addressing this HMDA reporting problem appropriately, if management should fail to do so over time, enforcement or administrative actions by the appropriate federal banking regulators may impact the Company's ability to implement its growth strategy.

         Brokered Deposits. Well-capitalized institutions are not subject to limitations on brokered deposits, while an adequately capitalized institution is able to accept, renew or rollover brokered deposits only with a waiver from the FDIC and subject to certain restrictions on the yield paid on such deposits. Undercapitalized institutions are not permitted to accept brokered deposits.

         Enforcement Actions. Federal and state statutes and regulations provide financial institution regulatory agencies with great flexibility to undertake enforcement action against an institution that fails to comply with regulatory requirements, particularly capital requirements. Possible enforcement actions range from the imposition of a capital plan and capital directive to receivership, conservatorship, or the termination of deposit insurance.

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


               SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES
                          LITIGATION REFORM ACT OF 1995

         This report contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The Company intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Reform Act of 1995, and is including this statement for purposes of these safe harbor provisions. Forward-looking statements, which are based on certain assumptions and describe future plans, strategies, and expectations of the Company, are generally identifiable by use of the words "believe," "expect," "intend," "anticipate," "estimate," "project," or similar expressions. The Company's ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse affect on the operations and future prospects of the Company and its subsidiaries include, but are not limited to, changes in interest rates; general economic conditions; legislative/regulatory changes; monetary and fiscal policies of the U.S. government, including policies of the U.S. Treasury and the Federal Reserve Board; the quality or composition of the loan or investment portfolios; demand for loan products; deposit flows; competition; demand for financial services in the Company's market area; the impact of undetected year 2000 issues; and accounting principles, policies, and guidelines. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. Further information concerning the Company and its business, including additional factors that could materially affect the Company's financial results, is included in the Company's filings with the Securities and Exchange Commission.

                      EXECUTIVE OFFICERS OF THE REGISTRANT

         The following executive officers were employed by the Company and its subsidiaries as of March 29, 2000.

         Robert L. Woods (70) has served as President and Chief Executive Officer and as a director of the Company since 1983. Previously, he was the President of Midwest Bank and Trust Company from 1967 to 1991. Mr. Woods also serves as Chairman of the Board of Directors of Midwest Bank and as a director of Midwest Bank and Trust Company and First Midwest Data Corp. In addition, he was a director of Midwest Trust Services, Inc. and Midwest One Mortgage Services, Inc. until their dissolution in 1999.

         Brad A. Luecke (49) was named Executive Vice President of the Company in 2000 and has served as President and Chief Executive Officer and director of Midwest Bank and Trust Company since 1991. Mr. Luecke previously served as President, Trust Officer and director of Midwest Trust Services, Inc. and as a director of Midwest One Mortgage Services, Inc. until their dissolution in 1999.

         Edward H. Sibbald (51) was named a Senior Vice President of the Company in 2000 and has served as Chief Financial Officer of the Company since 1997. Previously, Mr. Sibbald served as Executive Vice President from 1997 to 1999 and Senior Vice President-Administration from 1991 to 1997. Mr. Sibbald also serves as Chairman of the Executive Committee and director of Midwest Bank of Western Illinois and as a director of Midwest Bank of McHenry County and First Midwest Data Corp. In addition, he served as Vice President and Secretary and as a director of Midwest One Mortgage Services, Inc. until its dissolution in 1999.

         Stephen M. Karaba (42) was named a Senior Vice President of the Company in 2000 and has served as President of Midwest Bank of McHenry County since 1994. Mr. Karaba also serves as Chairman of Midwest One Financial Services, L.L.C. Previously, Mr. Karaba had management and executive positions within Midwest Bank and Trust Company and Midwest Bank of McHenry County since 1989. Mr. Karaba has been a director of Midwest Bank of McHenry County since 1994 and Midwest Bank of Western Illinois since 1998. In addition, he served as a director of Midwest Trust Services, Inc. and Midwest One Mortgage Services, Inc. until their dissolution in 1999.

         Christopher J. Gavin (38) was named a Senior Vice President of the Company in 2000 and has served as President and Chief Executive Officer of Midwest Bank of Western Illinois since 1998. He also has been a director of Midwest Bank of Western Illinois since 1997 and has served as a director of Porter Insurance Agency, Inc. since 1998. Mr. Gavin was Executive Vice President and Chief Credit Officer of Midwest Bank of Western Illinois from 1997 to 1998. Previously, Mr. Gavin had fifteen years of experience in commercial and community banking with Monmouth Trust and Savings Bank.

         James I. McMahon (46) served as President and Chief Executive Officer and a director of Midwest Bank since 1991. Mr. McMahon has been a Vice President of the Company since 1987 and previously had management and executive positions within Midwest Bank and Trust Company. He previously served as President and director of Midwest One Mortgage Services, Inc. and as a director of Midwest Trust Services, Inc. until their dissolution in 1999. Mr. McMahon resigned from all positions with the Company and its subsidiaries effective March 1, 2000.

         Mary M. Henthorn (42) was named President of Midwest Bank in March 2000, succeeding James I. McMahon. Previously, she served as Executive Vice President and a director of Midwest Bank since 1996 and in various management capacities at Midwest Bank since 1992.

         ITEM 2.  PROPERTIES

         The following table sets forth certain information regarding the Company's principal office and subsidiary facilities.

                                                                          NET BOOK VALUE AT
                                                                          DECEMBER 31, 1999          LEASED OR
           LOCATION                                  DATE ACQUIRED         (IN THOUSANDS)              OWNED
           --------                                  -------------        -----------------          ---------
Principal Office
501 West North Avenue
Melrose Park, Illinois 60160                            1987                     $ 2,201                Owned

Midwest Bank and Trust Company Facilities

1606 North Harlem Avenue
Elmwood Park, Illinois 60607                            1959                       1,911                Owned

300 South Michigan Avenue
Chicago, Illinois 60604                                 1986                          -0-              Leased

4012 North Pulaski Road
Chicago, Illinois 60641                                 1993                       1,267                Owned

7227 West Addison Street
Chicago, Illinois 60634                                 1996                       1,291                Owned

Midwest Bank Facilities

500 West Chestnut Street
Hinsdale, Illinois 60521                                1991                       1,847                Owned

927 Curtiss Street
Downers Grove, Illinois 60515                           1996                           5               Leased

505 N. Roselle Rd (1)
Roselle, Illinois 60172                                 1999                       1,984                Owned

Midwest Bank of McHenry County Facilities

17622 Depot Street
Union, Illinois 60180                                   1987                          55                Owned

2045 East Algonquin Road
Algonquin, Illinois 60102                               1994                         956                Owned

204 E. State Road
Island Lake, Illinois 60042                             1998                         373                Owned

5555 Bull Valley Road
McHenry, Illinois 60050                                 1998                       1,428                Owned

Midwest Bank of Western Illinois Facilities

200 East Broadway  (2)
Monmonth, Illinois 61462                                1993                       2,829                Owned

                                                                          NET BOOK VALUE AT
                                                                          DECEMBER 31, 1999          LEASED OR
           LOCATION                                  DATE ACQUIRED         (IN THOUSANDS)              OWNED
           --------                                  -------------        -----------------          ---------
612 West Main Street
Galesburg, Illinois 61401                               1996                     $   580                Owned

Schuyler Street
Oquawka, Illinois 61469                                 1991                          94                Owned

104 S.E. 3rd Avenue
Aledo, Illinois 61231                                   1999                          75                Owned

106 South Kirk
Kirkwood, Illinois 61473                                1993                          -0-               Owned

(1)  Roselle banking center opened in February 2000.
(2) Bank facility acquired in 1993. New headquarters built in 1999 including renovation of former facilities at 208 East Broadway. Original headquarters at 100 East Broadway will be donated to City of Monmouth in 2000.


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


ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED SECURITY HOLDER MATTERS

         The Company's common stock is traded over-the-counter and quoted on the Nasdaq National Market under the symbol "MBHI". As of March 17, 2000, the Company had 1,758 stockholders. The table below sets forth the high and low sale prices of the common stock during the periods indicated.

                                  HIGH         LOW
                                 ------       ------
         1998
             First Quarter       $17.75       $14.00
             Second Quarter       20.50        17.00
             Third Quarter        18.50        14.06
             Fourth Quarter       15.88        14.50

         1999
             First Quarter       $16.38       $15.25
             Second Quarter       19.00        15.88
             Third Quarter        19.38        14.88
             Fourth Quarter       17.88        13.50

         The Company has declared per share cash dividends with respect to its common stock as follows:

         1998
             First Quarter       $0.020
             Second Quarter       0.020
             Third Quarter        0.030
             Fourth Quarter       0.075

         1999
             First Quarter       $0.075
             Second Quarter       0.075
             Third Quarter        0.075
             Fourth Quarter       0.125

         Holders of common stock are entitled to receive such dividends as may be declared by the Board of Directors from time to time and paid out of funds legally available therefor. Because the Company's consolidated net income consists largely of net income of the Banks, the Company's ability to pay dividends depends, in part, upon its receipt of dividends from the Banks. The Banks' ability to pay dividends is regulated by banking statutes. See "Supervision and Regulation--Dividend Limitations." The declaration of dividends by the Company is discretionary and depends on the Company's earnings and financial condition, regulatory limitations, tax considerations, and other factors including limitations imposed by the terms of the Company's revolving lines of credit. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity." While the Board of Directors expects to continue to declare dividends quarterly, there can be no assurance that dividends will be paid in the future.

ITEM 6.    SELECTED CONSOLIDATED FINANCIAL DATA

         The following table sets forth certain summary consolidated financial data at or for the periods indicated. This information should be read in conjunction with the Consolidated Financial Statements and notes thereto included herein. See "Item 8, Consolidated Financial Statements and Supplementary Data."

                                                                               YEAR ENDED DECEMBER 31,
                                                    ---------------------------------------------------------------------------
                                                        1999            1998           1997            1996             1995
                                                    -----------     -----------     -----------     -----------     -----------
                                                                   (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENT OF INCOME DATA:
    Total interest income                           $    84,146     $    74,827     $    67,326     $    57,298     $    47,603
    Total interest expense                               44,262          41,014          35,311          28,918          22,619
                                                    -----------     -----------     -----------     -----------     -----------
    Net interest income                                  39,884          33,813          32,015          28,380          24,984
    Provision for loan losses                             2,203           1,326           2,454           1,718           1,542
    Other income                                          6,734           6,787           5,563           4,410           3,522
    Other expenses                                       25,774          22,895          21,076          19,167          17,781
                                                    -----------     -----------     -----------     -----------     -----------
    Income before income taxes                           18,641          16,379          14,048          11,905           9,183
    Provision for income taxes                            6,750           5,974           5,537           4,597           3,151
                                                    -----------     -----------     -----------     -----------     -----------
    Net income                                      $    11,891     $    10,405     $     8,511     $     7,308     $     6,032
                                                    ===========     ===========     ===========     ===========     ===========

PER SHARE DATA: (1)
    Net income (basic)                              $      1.08     $      0.94     $      0.85     $      0.73     $      0.60
    Net income (diluted)                                   1.07            0.94            0.85            0.73            0.60
    Cash dividends declared                                0.35            0.145           0.055           0.055           0.055
    Book value at end of year                              6.22            6.88            5.29            4.29            3.83
    Tangible book value at end of year                     6.00            6.65            5.05            4.03            3.55

SELECTED FINANCIAL RATIOS:
    Return on average assets                               1.04%           1.04%           1.01%           1.01%           1.02%
    Return on average equity                              16.39           14.60           18.36           19.36           18.65
    Dividend payout ratio                                 32.28           15.72            6.47            7.53            9.70
    Average equity to average assets                       6.31            7.11            5.51            5.20            5.49
    Net interest margin (tax equivalent)                   3.75            3.61            4.11            4.27            4.67
    Allowance for loan losses to total loans
      at the end of year                                   1.17            1.26            1.26            1.27            1.28
    Nonperforming loans to total loans
      at the end of year (2)                               0.37            0.90            0.66            1.03            0.60
    Net loans charged off to average total loans           0.21            0.18            0.36            0.26            0.28
    Tier 1 risk-based capital                             11.11           13.47            9.60            9.57            7.64
    Total risk-based capital                              12.20           14.64           10.78           10.76            8.66

                                                                             DECEMBER 31,
                                              ---------------------------------------------------------------------------
                                                  1999            1998           1997            1996             1995
                                              -----------     -----------     -----------     -----------     -----------
                                                                        (DOLLARS IN THOUSANDS)
BALANCE SHEET DATA:
    Total assets                              $ 1,256,462    $ 1,071,314    $   908,642    $   786,070    $   660,315
    Total earning assets                        1,184,546      1,014,691        855,675        737,338        611,597
    Average assets (3)                          1,148,675      1,002,848        841,707        725,420        589,102
    Total loans                                   646,455        521,880        488,099        420,655        359,639
    Allowance for loan losses                       7,567          6,576          6,143          5,342          4,603
    Total deposits                                970,954        869,152        794,362        701,205        590,671
    Notes payable and other borrowings (4)        177,150        107,800         42,575         27,495         16,077
    Shareholders' equity                           67,694         77,629         52,960         42,962         38,387
    Tangible book value                            65,320         75,019         50,536         40,344         35,554

(1) All per share amounts have been adjusted to reflect two-for-one stock splits effective on December 17, 1997 and in April 1996.
(2)  Includes total nonaccrual, impaired and all other loans 90 days past due.
(3)  Average for the year ended.
(4) Borrowings do not include short-term Federal funds purchased or securities sold under agreements to repurchase.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion and analysis is intended as a review of significant factors affecting the financial condition and results of operations of the Company for the periods indicated. The discussion should be read in conjunction with the Consolidated Financial Statements and the Notes thereto and the Selected Consolidated Financial Data presented herein. In addition to historical information, the following Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements that involve risks and uncertainties. The Company's actual results could differ significantly from those anticipated in these forward-looking statements as a result of certain factors discussed elsewhere in this report.

OVERVIEW

         The Company's principal business is conducted by the Banks and consists of a full range of community-based financial services, including commercial and retail banking. The profitability of the Company's operations depends primarily on its net interest income, provision for loan losses, other income and other expenses. Net interest income is the difference between the income the Company receives on its loan and securities portfolios and its cost of funds, which consists of interest paid on deposits and borrowings. The provision for loan losses reflects the cost of credit risk in the Company's loan portfolio. Other income consists of service charges on deposit accounts, securities gains, mortgage origination fees, insurance and brokerage commissions, trust fees and other income. Other expenses include salaries and employee benefits, occupancy and equipment expenses, professional services, marketing expenses, and other noninterest expenses.

         Net interest income is dependent on the amounts of and yields on interest-earning assets as compared to the amounts of and rates on interest-bearing liabilities. Net interest income is sensitive to changes in market rates of interest and the Company's asset/liability management procedures in coping with such changes. The provision for loan losses is dependent upon management's assessment of the collectibility of the loan portfolio under current economic conditions. Other expenses are influenced by the growth of operations, with additional employees necessary to staff and open new banking centers and marketing expenses necessary to promote them. Growth in the number of account relationships directly affects such expenses as data processing costs, supplies, postage and other miscellaneous expenses.

CONSOLIDATED RESULTS OF OPERATIONS

         Total assets increased $185.1 million or 17.3% to $1.26 billion as of December 31, 1999 from $1.07 billion as of December 31, 1998. Net income increased $1.5 million or 14.3% to $11.9 million for the year ended December 31, 1999 compared to $10.4 million for the year ended December 31, 1998. The return on average assets was 1.04% for both 1999 and 1998. The return on average equity increased to 16.39% in 1999 from 14.60% in 1998.

1999 COMPARED TO 1998

         Net Interest Income. Net interest income on a tax-equivalent basis increased $6.4 million or 18.4% to $40.9 million in 1999 from $34.5 million in 1998. Interest income on total earning assets increased $9.6 million in 1999 from 1998. Interest income on loans increased $5.1 million in 1999 from 1998 due to a $75.2 million increase in average loans outstanding, offsetting a decrease in average loan rates from 9.39% to 8.99%. Interest expense on interest-bearing liabilities increased $3.2 million in 1999 from 1998, as a result of a $2.5 million increase in interest expense on other borrowings and a $692,000 increase in interest expense on deposits. The increase in interest expense was due primarily to a combination of a $79.0 million increase in average deposits offset in part by a decrease in the average rate paid on deposits from 4.91% in 1998 to 4.52% in 1999. The increase in interest expense on other borrowings was due primarily to a $50.0 million increase in average FHLB advances and $4.6 million increase in average fed funds purchased and repurchase agreements. The increase was offset, in part, by a $1.0 million decrease in average borrowings under lines of credit, and a decrease in overall interest rates on borrowings from 5.46% in 1998 to 5.20% in 1999. The net interest margin on a tax-equivalent basis increased from 3.61% in 1998 to 3.75% for 1999. The primary reason for the increase in net interest margin was the increase in average yields on securities from 6.24% in 1998 to 6.47% in 1999 and the decrease in the average rate on interest-bearing liabilities from 4.97% in 1998 to 4.62% in 1999.

         Provision for Loan Losses. The provision for loan losses increased $877,000 or 66.1% to $2.2 million in 1999 from $1.3 million in 1998. As of December 31, 1999, the allowance for loan losses totaled $7.6 million, or 1.17% of total loans, and was equal to 319% of nonperforming loans. The amounts of the provision and allowance for loan losses are influenced by current economic conditions, actual loss experience, industry trends and management's assessment of current collection risks within its loan portfolio.

         Other Income. The Company's total other income decreased $53,000 or 0.78% to $6.7 million in 1999 from $6.8 million in 1998. Other income as a percentage of average assets was 0.59% for the year ended 1999 compared to 0.68% for the year ended 1998. The $53,000 decrease in total other income in 1999 from 1998 was primarily due to a $676,000 decrease in gains from all securities transactions, a $365,000 decrease in mortgage origination fees and a $5,000 decrease in trust income. The decrease in mortgage origination fees was due to the overall increase in mortgage rates and the reduction in refinancing volume in 1999 compared to 1998. These decreases were offset, in part, by a $258,000 increase in service charges on deposit accounts resulting from increased volume and pricing, a $354,000 increase in insurance and brokerage fees, and a $381,000 increase in other income, including a $300,000 gain on the sale of other real estate during 1999. The growth in insurance and brokerage fees was primarily due to the full year impact of the Porter Insurance Agency, Inc. acquisition in November 1998 and increased retail brokerage volumes during 1999.

         Other Expenses. The Company's total other expenses increased $2.9 million or 12.6% to $25.8 million in 1999 from $22.9 million in 1998. Other expenses as a percentage of average assets were 2.24% for the year ended 1999 compared to 2.28% for the year ended 1998. Net overhead expenses were 1.66% and 1.61% as a percentage of average assets in 1999 and 1998, respectively. The increase in total other expenses in 1999 was primarily due to the following factors. Salaries increased $1.5 million in 1999 compared to 1998 due to additional staffing to support new Midwest Bank of McHenry County banking centers, growth in existing banking centers, the full year impact of the Porter Insurance Agency, Inc. acquisition in November 1998, and annual merit increases. Occupancy expenses increased $620,000 due to the construction of new banking centers for Midwest Bank of McHenry County, higher depreciation levels related to the renovation of the flagship banking center of Midwest Bank and Trust Company in 1998, and hardware and software systems upgrades at the Banks and First Midwest Data Corp. Other expenses rose $772,000 as a result of increases in legal costs and other real estate costs related to loan collection and workout activities, increased marketing expenses, acquisition costs related to the purchase of the

Aledo Banking Center, start-up costs for Midwest One Financial Services, LLC, outsourcing services and general increases in other categories.

         Federal and State Income Tax. The Company's consolidated income tax rate varies from statutory rates principally due to interest income from tax-exempt securities and loans. The Company recorded income tax expense of $6.8 million in 1999 compared to $6.0 million in 1998 due to changes in income.

1998 COMPARED TO 1997

         Net Interest Income. Net interest income on a tax-equivalent basis increased $1.9 million or 5.8% to $34.5 million in 1998 from $32.6 million in 1997. Interest income on total earning assets increased $7.6 million in 1998 from 1997. Interest income on loans increased $3.7 million in 1998 from 1997 due to a $47.8 million increase in average loans outstanding, offsetting a decrease in average loan rates from 9.56% to 9.39%. Interest expense on interest-bearing liabilities increased $5.7 million in 1998 from 1997, as a result of a $3.4 million increase in interest expense on deposits and a $2.3 million increase in interest expense on other borrowings. The increase in interest expense was due primarily to a combination of a $71.3 million increase in average deposits and a decrease in the average rate paid on deposits to 4.91% from 4.92%. The increase in interest expense on other borrowings was due primarily to a $57.6 million increase in average FHLB advances. The increase was offset, in part, by a $9.4 million decrease in average borrowings under lines of credit, and a decrease in overall interest rates on borrowings from 6.24% in 1997 to 5.46% in 1998. The net interest margin on a tax-equivalent basis decreased to 3.61% in 1998 from 4.11% for 1997. The primary reason for the decrease in net interest margin was the decrease in average yields on securities from 7.23% in 1997 to 6.24% in 1998.

         Provision for Loan Losses. The provision for loan losses decreased $1.2 million or 46.0% to $1.3 million in 1998 from $2.5 million in 1997. The decrease in the provision for loan losses was due to a general improvement in the credit quality of the loan portfolio in 1998 compared to 1997. As of December 31, 1998, the allowance for loan losses totaled $6.6 million, or 1.26% of total loans, and was equal to 139% of nonperforming loans.

         Other Income. The Company's total other income increased $1.2 million or 22.0% to $6.8 million in 1998 from $5.6 million in 1997. Other income as a percentage of average assets was 0.68% for the year ended 1998 compared to 0.66% for the year ended 1997. The $1.2 million increase in total other income in 1998 from 1997 was primarily due to a $269,000 increase in service charges on deposit accounts due to increased volume and pricing, a $247,000 increase in gains from securities transactions, a $494,000 increase in mortgage origination fees, a $107,000 increase in insurance and brokerage fees and a $96,000 increase in trust service fees.

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

         Federal and State Income Tax. The Company recorded income tax expense of $6.0 million in 1998 compared to $5.5 million in 1997 due to changes in income.

INTEREST-EARNING ASSETS AND INTEREST-BEARING LIABILITIES

         The following table sets forth the average balances, net interest income and expense and average yields and rates for the Company's interest-earning assets and interest-bearing liabilities for the indicated periods on a tax-equivalent basis assuming a 34% tax rate.


                                                            FOR THE YEAR ENDED DECEMBER 31,
                            --------------------------------------------------------------------------------------------
                                          1999                           1998                            1997
                            ------------------------------  -----------------------------   -----------------------------
                            AVERAGE                AVERAGE  AVERAGE               AVERAGE   AVERAGE              AVERAGE
                            BALANCE     INTEREST    RATE    BALANCE    INTEREST    RATE     BALANCE    INTEREST   RATE
                            -------     --------   -------  -------    --------   -------   -------    --------  -------
                                                           (DOLLARS IN THOUSANDS)
INTEREST-EARNING ASSETS:

Federal funds sold        $    7,186    $   363     5.05%   $  8,964    $   481     5.37%   $  8,014    $   444    5.54%
Securities:
   Taxable                   465,134     30,003     6.45     410,459     25,267     6.16     300,684     21,792    7.25
   Exempt from
     federal income
     taxes(1)                 34,124      2,285     6.70      27,498      2,050     7.46      22,496      1,579    7.02
                          ----------    -------             --------    -------             --------    -------
Total securities             499,258     32,288     6.47     437,957     27,317     6.24     323,180     23,371    7.23
Loans:
   Commercial loans          169,339     14,771     8.72     143,911     13,216     9.18     129,678     12,125    9.35
   Commercial
     real estate loans       264,896     24,702     9.33     221,550     21,419     9.67     205,852     20,368    9.89
   Agricultural loans         37,093      3,106     8.37      30,023      2,652     8.83      19,292      1,739    9.01
   Consumer
     real estate loans        96,677      8,124     8.40      96,510      8,269     8.57      86,206      7,732    8.97
   Consumer
     installment loans        15,678      1,766    11.26      16,471      2,170    13.17      19,504      2,084   10.68
                          ----------    -------             --------    -------             --------    -------
Total loans                  583,683     52,469     8.99     508,465     47,726     9.39     460,532     44,048    9.56
                          ----------    -------             --------    -------             --------    -------
Total interest-
  earning assets          $1,090,127    $85,120     7.81    $955,386    $75,524     7.91    $791,726    $67,863    8.57
                          ==========    =======             ========    =======             ========    =======

                                                            FOR THE YEAR ENDED DECEMBER 31,
                            --------------------------------------------------------------------------------------------
                                          1999                           1998                            1997
                            ------------------------------  -----------------------------   -----------------------------
                            AVERAGE                AVERAGE  AVERAGE               AVERAGE   AVERAGE              AVERAGE
                            BALANCE     INTEREST    RATE    BALANCE    INTEREST    RATE     BALANCE    INTEREST   RATE
                            -------     --------   -------  -------    --------   -------   -------    --------  -------
                                                           (DOLLARS IN THOUSANDS)
INTEREST-BEARING LIABILITIES:
Deposits:
Interest-bearing
  demand deposits          $ 97,823    $  2,887     2.95%   $ 84,591   $  2,614     3.09%   $ 70,047    $  2,108   3.01%
Money-market
  demand accounts
  and savings accounts      232,308       8,579     3.69     196,417      7,486     3.81     199,364       7,444   3.73
Time deposits less
  than $100,000             371,160      19,698     5.31     370,718     21,418     5.78     315,763      18,589   5.89
Time deposits of
  $100,000 or more           64,369       3,309     5.14      56,614      3,132     5.53      47,714       2,857   5.99
Public funds                 47,208       2,257     4.78      25,488      1,388     5.45      29,667       1,619   5.46
                           --------    --------             --------   --------             --------    --------
Total interest-
  bearing deposits          812,868      36,730     4.52     733,828     36,038     4.91     662,555      32,617   4.92

Borrowings:
Federal funds and
  repurchase agreements      12,167         651     5.35       7,522        416     5.53       7,821         443   5.66
FHLB advances               126,444       6,463     5.11      76,424      4,031     5.27      18,836       1,085   5.76
Notes payable and
  other borrowings            6,112         418     6.84       7,108        529     7.44      16,514       1,166   7.06
                           --------    --------             --------   --------             --------    --------
Total borrowings            144,723       7,532     5.20      91,054      4,976     5.46      43,171       2,694   6.24
                           --------    --------             --------   --------             --------    --------
Total interest-
  bearing liabilities      $957,591    $ 44,262     4.62    $824,882   $ 41,014     4.97    $705,726    $ 35,311   5.00
                           ========    ========             ========   ========             ========    ========
Net interest income
  (tax equivalent)                     $ 40,858     3.19%              $ 34,510     2.94%               $ 32,552   3.57%
                                       ========     ====               ========     ====                ========   ====
Net interest margin                                 3.75%                           3.61%                          4.11%
                                                    ====                            ====                           ====

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

         The following table sets forth an analysis of volume and rate changes in interest income and interest expense of the Company's average interest-earning assets and average interest-bearing liabilities for the indicated periods on a tax-equivalent basis assuming a 34% tax rate. The table distinguishes between the changes related to average outstanding balances (changes in volume holding the interest rate constant) and the changes related to average interest rates (changes in average rate holding the outstanding balance constant). The change in interest due to both volume and rate has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of the change in each.

                                                             FOR THE YEAR ENDED DECEMBER 31,
                                      -------------------------------------------------------------------------
                                              1999 COMPARED TO 1998                 1998 COMPARED TO 1997
                                                  CHANGE DUE TO                         CHANGE DUE TO
                                      ----------------------------------     ----------------------------------
                                         NET        VOLUME        RATE          NET        VOLUME        RATE
                                      --------     --------     --------     --------     --------     --------
                                                                 (DOLLARS IN THOUSANDS)
INTEREST-EARNING ASSETS:
   Federal funds sold                 $   (118)    $    (91)    $    (27)    $     37     $     51     $    (14)
   Securities taxable                    4,736        3,484        1,252        3,475        7,108       (3,633)
   Securities exempt from
     federal income taxes                  235          459         (224)         471          368          103
   Commercial loans                      1,555        2,244         (689)       1,091        1,310         (219)
   Commercial real estate loans          3,283        4,065         (782)       1,051        1,526         (475)
   Agricultural loans                      454          598         (144)         913          949          (36)
   Consumer real estate loans             (145)          14         (159)         537          894         (357)
   Consumer installment loans             (403)        (102)        (303)          86         (354)         440
                                      --------     --------     --------     --------     --------     --------
      Total interest-earning
        assets                        $  9,597     $ 10,671     $ (1,076)    $  7,661     $ 11,852     $ (4,191)
                                      ========     ========     ========     ========     ========     ========

INTEREST-BEARING LIABILITIES:
   Interest-bearing demand
     deposits                         $    273     $    395     $   (122)    $    506     $    448     $     58
   Money market demand
     accounts and savings accounts       1,093        1,332         (239)          42         (111)         153
   Time deposits of less
     than $100,000                      (1,720)          26       (1,746)        2829        3,181         (352)
   Time deposits of $100,000
     or more                               177          409         (232)         275          504         (229)
   Public funds                            869        1,057         (188)        (231)        (228)          (3)
   Federal funds and repurchase
     agreements                            235          249          (14)         (27)         (17)         (10)
   FHLB advances                         2,432        2,560         (128)       2,946        3,045          (99)
   Notes payable and other
     borrowings                           (111)         (70)         (41)        (637)        (697)          60
                                      --------     --------     --------     --------     --------     --------
      Total interest-bearing
        liabilities                   $  3,248     $  5,958     $ (2,710)    $  5,703     $  6,125     $   (422)
                                      ========     ========     ========     ========     ========     ========
Net interest                          $  6,349     $  4,713     $  1,634     $  1,958     $  5,727     $ (3,769)
                                      ========     ========     ========     ========     ========     ========

FINANCIAL CONDITION

Loans

         The Company's loan portfolio largely reflects the profile of the communities in which it operates. The following table sets forth the composition of the Company's loan portfolio as of the indicated dates.

                                                        DECEMBER 31,
                             -----------------------------------------------------------------
                               1999          1998           1997          1996         1995
                             ---------     ---------     ---------     ---------     ---------
                                                      (IN THOUSANDS)
Commercial                   $ 187,822     $ 148,081     $ 140,815     $ 118,475     $ 107,590
Commercial real estate         300,071       229,489       212,184       180,519       144,346
Agricultural                    41,745        33,231        24,065        20,079        15,875
Consumer real estate           103,681        95,604        93,338        81,007        73,336
Consumer installment            13,889        16,128        18,811        21,542        20,051
                             ---------     ---------     ---------     ---------     ---------
   Total loans, gross          647,208       522,533       489,213       421,622       361,198
Unearned discount                 (753)         (653)       (1,114)         (967)       (1,559)
                             ---------     ---------     ---------     ---------     ---------
   Total loans                 646,455       521,880       488,099       420,655       359,639
Allowance for loan losses       (7,567)       (6,576)       (6,143)       (5,342)       (4,603)
                             ---------     ---------     ---------     ---------     ---------
   Net loans                 $ 638,888     $ 515,304     $ 481,956     $ 415,313     $ 355,036
                             =========     =========     =========     =========     =========
Loans held for sale:(1)
   Consumer real estate      $     449     $   3,829     $   6,627     $   1,555     $   1,137
                             =========     =========     =========     =========     =========

(1)  Included in consumer real estate above.

         Total loans increased $124.6 million to $646.5 million as of December 31, 1999 from $521.9 million as of December 31, 1998. The increase in total loans was principally due to increased commercial, commercial real estate, and agricultural loans.

         Commercial loans increased $39.7 million to $187.8 million as of December 31, 1999 from $148.1 million as of December 31, 1998. The increase reflects increased demand due to a strong economy, and increased working capital and equipment requirements both by existing borrowers and new customer relationships.

         Commercial real estate loans increased $70.6 million to $300.1 million as of December 31, 1999 from $229.5 million as of December 31, 1998. The increase in commercial real estate loans reflects the strong economy, continued growth in the commercial real estate market, increased commitments with existing borrowers and market penetration and market share growth of new banking centers.

         Agricultural loans increased $8.5 million to $41.7 million as of December 31, 1999 from $33.2 million as of December 31, 1998. The increase in agricultural loans reflects increased market share in West Central Illinois.

         Consumer real estate loans increased $8.1 million to $103.7 million as of December 31, 1999 from $95.6 million as of December 31, 1998. The Company originates medium-term fixed-rate and adjustable rate residential loans for its own portfolio. Prior to its dissolution in the third quarter of 1999, most long-term, fixed-rate residential loan requests were referred to Midwest One Mortgage Services, Inc. for sale into the secondary market with servicing rights released. The Banks hold a small percentage of long-term, fixed-rate consumer real estate loans. The increase in consumer real estate loans has been limited since 1996 due to secondary market activities and represents a decreasing percentage of total loans. Consumer real estate loans were 16.0% and 18.3% of total loans as of December 31, 1999 and 1998, respectively.

         Consumer installment loans decreased $2.2 million to $13.9 million as of December 31, 1999 from $16.1 million as of December 31, 1998. The decreases in 1999 was due to the runoff of other installment loans, including indirect auto loans by Midwest Bank of Western Illinois. As of December 31, 1999 and 1998, the Company's consumer loan portfolio included $1.7 million and $2.5 million, respectively, of indirect auto loans.

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

Loan Maturities

         The following table sets forth the remaining maturities, based upon contractual dates, for selected loan categories as of December 31, 1999.

                                               1-5 YEARS               OVER 5 YEARS
                           ONE YEAR     ----------------------    ---------------------
                           OR LESS        FIXED      VARIABLE       FIXED      VARIABLE      TOTAL
                          ---------     ---------    ---------    ---------    ---------    ---------
                                                              (IN THOUSANDS)
Commercial                $ 129,432     $  22,280    $  28,278    $   3,125    $   4,707    $ 187,822
Commercial real estate      114,740       115,871       48,759        9,180       11,521      300,071
Agricultural                 15,552         3,721        1,716        4,678       16,078       41,745
Consumer real estate         17,887        35,679       16,878       23,050       10,187      103,681
Consumer installment          3,090        10,082           --          717           --       13,889
                          ---------     ---------    ---------    ---------    ---------    ---------
   Total loans, gross       280,701       187,633       95,631       40,750       42,493      647,208
Unearned discount              (753)           --           --           --           --         (753)
                          ---------     ---------    ---------    ---------    ---------    ---------
   Total loans            $ 279,948     $ 187,633    $  95,631    $  40,750    $  42,493    $ 646,455
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

         The following table sets forth information on the Company's nonperforming loans and other nonperforming assets as of the indicated dates.


                                                           DECEMBER 31,
                                       -------------------------------------------------
                                        1999       1998       1997       1996       1995
                                       ------     ------     ------     ------     ------
                                                      (DOLLARS IN THOUSANDS)
Nonaccrual and impaired loans
   not accruing                        $1,567     $2,190     $1,400     $2,375     $1,138
Impaired and other loans 90 days
  past due and accruing                   806      2,528      1,823      1,972      1,015
                                       ------     ------     ------     ------     ------
   Total nonperforming loans            2,373      4,718      3,223      4,347      2,153
Other real estate                       2,651      1,245        789        925        937
                                       ------     ------     ------     ------     ------

   Total nonperforming assets          $5,024     $5,963     $4,012     $5,272     $3,090
                                       ======     ======     ======     ======     ======
Total nonperforming loans to
  total loans                            0.37%      0.90%      0.66%      1.03%      0.60%
Total nonperforming assets to
  total loans and other real estate      0.77       1.14       0.82       1.25       0.86
Total nonperforming assets to
  total assets                           0.40       0.56       0.44       0.67       0.47


         During 1999, 1998 and 1997, the Company recognized interest income on impaired loans of $170,000, $148,000 and $208,000, respectively.

         Nonperforming loans decreased $2.3 million from $4.7 million at December 31, 1998 to $2.4 million at December 31, 1999. The decrease in nonperforming loans was due to successful completion of specific loan workout situations, loan charge-offs and transfers of foreclosed property collateral to other real estate for potential sale and liquidation.

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

                                                                 YEAR ENDED DECEMBER 31,
                                           ------------------------------------------------------------
                                             1999         1998         1997         1996         1995
                                           --------     --------     --------     --------     --------
                                                                   (DOLLARS IN THOUSANDS)

Average total loans                        $583,683     $508,465     $460,532     $381,263     $329,032
                                           ========     ========     ========     ========     ========
Total loans at end of year                 $646,455     $521,880     $488,099     $420,655     $359,639
                                           ========     ========     ========     ========     ========
Total nonperforming and impaired loans     $  2,373     $  4,718     $  3,223     $  4,347     $  2,153
                                           ========     ========     ========     ========     ========
Allowance at beginning of year             $  6,576     $  6,143     $  5,342     $  4,603     $  3,979

Charge-offs:
   Commercial loans                           1,124          883        1,547          950          633
   Consumer real estate loans                    49           49           53           19           15
   Commercial real estate                       120          126           51          169          271
   Agricultural loans                            --           --           --           --           11
   Consumer installment loans                   124          110          207          160          145
                                           --------     --------     --------     --------     --------
      Total charge-offs                       1,417        1,168        1,858        1,298        1,075
Recoveries:
   Commercial loans                             108          197          100           95           64
   Consumer real estate loans                     1            1            2           33           31
   Commercial real estate loans                  71            6           10          107            8
   Agricultural loans                             8           20           30           32           11
   Consumer installment loans                    17           51           63           52           43
                                           --------     --------     --------     --------     --------
      Total recoveries                          205          275          205          319          157
                                           --------     --------     --------     --------     --------
Net charge-offs                               1,212          893        1,653          979          918
Provision for loan losses                     2,203        1,326        2,454        1,718        1,542
                                           --------     --------     --------     --------     --------

Allowance at ending of the year            $  7,567     $  6,576     $  6,143     $  5,342     $  4,603
                                           ========     ========     ========     ========     ========

Net charge-off to average total loans          0.21%        0.18%        0.36%        0.26%        0.28%
Allowance to total loans at end of year        1.17         1.26         1.26         1.27         1.28
Allowance to nonperforming loans               3.19         1.39         1.91         1.23         2.14


         On a quarterly basis, management of each of the Banks, and the Board of Directors of the Company on a consolidated basis, meet to review the adequacy of the allowance for loan losses. The Company maintains an internal loan review function, which reviews commercial and consumer credits with the individual loan officers and assigns a risk rating grade. In the event loan review downgrades a loan, it is included in the allowance analysis at the lower grade. The grading system is in compliance with the regulatory classifications, and the allowance allocated to the loans is based upon regulatory grading, except in instances where there are known differences (i.e., collateral value is minimal, etc.). Once the specific portion of the allowance is calculated, management then calculates a percentage of each loan category based upon the past five years of loan loss history. The unallocated portion of the allowance is determined based upon current economic conditions, trends in the portfolio, including delinquencies and impairments, as well as changes in the composition of the portfolio.

         The provision for loan losses increased $877,000 or 66.1% to $2.2 million for the year ended December 31, 1999. The allowance for loan losses was $7.6 million at December 31, 1999 and $6.6 million at December 31, 1998. Total recoveries on loans previously charged off were $205,000 for the year ended December 31, 1999 and $275,000 for the year ended December 31, 1998. These recoveries were due primarily to payments from customers' bankruptcy proceedings or payment plans on charged off loans, which were negotiated subsequently with customers.

         Net charge-offs increased $319,000 to $1.2 million or 0.21% of average loans in 1999 compared to $893,000 or 0.18% of average loans in 1998. Management considers the allowance for loan losses to be adequate to cover potential losses in the loan portfolio as of December 31, 1999. See "--Nonperforming Loans."

Allocation of Allowance for Loan Loss

         During 1999, there were no significant changes in the composition of the loan portfolio. The overall growth in the loan portfolio was consistent in all categories with prior years, except for consumer installment loans. The methodology used to determine the adequacy of the allowance for loan losses is consistent with prior years and there were no reallocations.

         The following table sets forth the Company's allocation of the allowance for loan losses by types of loans as of the indicated dates.

                                                                           DECEMBER 31,
                                --------------------------------------------------------------------------------------------------
                                      1999               1998                 1997                 1996                1995
                                ----------------    -----------------    -----------------   ------------------   ----------------
                                          LOAN                 LOAN                 LOAN                 LOAN               LOAN
                                        CATEGORY             CATEGORY             CATEGORY             CATEGORY           CATEGORY
                                        TO GROSS             TO GROSS             TO GROSS             TO GROSS           TO GROSS
                                AMOUNT    LOANS     AMOUNT     LOANS     AMOUNT     LOANS     AMOUNT     LOANS    AMOUNT    LOANS
                                ------   ------     ------    ------     ------    ------     ------    ------    ------   ------
                                                                      (DOLLARS IN THOUSANDS)
Commercial loans                $3,771    29.02%    $3,294     28.34%    $2,972     28.78%    $3,339     28.10%   $2,896    29.79%
Commercial real estate loans     1,635    46.36      1,222     43.92      1,026     43.37        247     42.81       226    39.96
Agricultural loans                 637     6.45        418      6.36        331      4.92         35      4.76        35     4.40
Consumer real estate loans         194    16.02        177     18.30         56     19.08         67     19.21        55    20.30
Consumer installment loans         146     2.15        169      3.08        223      3.85        319      5.12       241     5.55
Unallocated                      1,184       --      1,296        --      1,535        --      1,335        --     1,150       --
                                ------   ------     ------    ------     ------    ------     ------    ------    ------   ------
  Total allowance
    for loan  losses            $7,567   100.00%    $6,576    100.00%    $6,143    100.00%    $5,342    100.00%   $4,603   100.00%
                                ======   ======     ======    ======     ======    ======     ======    ======    ======   ======


Securities

         The Company manages its securities portfolio to provide a source of both liquidity and earnings. Each Bank has its own asset/liability committee which develops current investment policies based upon its operating needs and market circumstances. The investment policy is reviewed by senior financial management of the Company in terms of its objectives, investment guidelines and consistency with overall Company performance and risk management goals. Each Bank's investment policy is formally reviewed and approved annually by its Board of Directors. The asset/liability committee of each Bank is responsible for monthly reporting and monitoring compliance with the investment policy. Monthly reports are provided to each Bank's Board of Directors and the Board of Directors of the Company.

         The securities portfolio represented approximately 42.4% and 45.0% of the Company's assets as of December 31, 1999 and 1998, respectively. During the past two years, the securities portfolio ranged between 30-50% of each Bank's assets, depending upon liquidity requirements, deposit growth and loan demand in each market.

         The total fair value of the securities portfolio was $532.6 million as of December 31, 1999 or 96.4% of amortized cost. The fair value of the securities portfolio was $482.4 million and $364.6 million as of December 31, 1998 and December 31, 1997, respectively.

         The following tables set forth the composition of the Company's securities portfolio by major category as of the indicated dates. The securities portfolio as of December 31, 1999, 1998 and 1997 has been categorized as either available-for-sale or held-to-maturity in accordance with SFAS No. 115.

                                                                   DECEMBER 31, 1999
                                  ---------------------------------------------------------------------------------
                                    HELD-TO-MATURITY        AVAILABLE-FOR-SALE            TOTAL
                                  ---------------------   ---------------------   --------------------
                                  AMORTIZED               AMORTIZED               AMORTIZED                 % OF
                                    COST     FAIR VALUE     COST     FAIR VALUE     COST     FAIR VALUE   PORTFOLIO
                                  ---------  ----------   ---------  ----------   ---------  ----------   ---------
                                                                 (DOLLARS IN THOUSANDS)
U.S. Treasury and obligations
  of U. S. government agencies    $     --    $     --    $  2,000    $  1,905    $  2,000    $  1,905       0.36%
Obligations of states and
  political subdivisions            29,626      29,175       8,340       8,274      37,966      37,449       6.87
Mortgage-backed securities:
    Pass-through securities             --          --     491,411     472,495     491,411     472,495      88.93
    Collateralized mortgage
      obligations                       --          --       2,660       2,621       2,660       2,621       0.48
Equity securities                       --          --      18,567      18,147      18,567      18,147       3.36
                                  --------    --------    --------    --------    --------    --------     ------
    Total                         $ 29,626    $ 29,175    $522,978    $503,442    $552,604    $532,617     100.00%
                                  ========    ========    ========    ========    ========    ========     ======


                                                                   DECEMBER 31, 1998
                                  ---------------------------------------------------------------------------------
                                    HELD-TO-MATURITY        AVAILABLE-FOR-SALE            TOTAL
                                  ---------------------   ---------------------   --------------------
                                  AMORTIZED               AMORTIZED               AMORTIZED                 % OF
                                    COST     FAIR VALUE     COST     FAIR VALUE     COST     FAIR VALUE   PORTFOLIO
                                  ---------  ----------   ---------  ----------   ---------  ----------   ---------
                                                                 (DOLLARS IN THOUSANDS)
U.S. Treasury and obligations
  of U.S. government agencies     $     --    $     --    $  2,000    $  1,870    $  2,000    $  1,870       0.41%
Obligations of states and
  political subdivisions            23,598      24,034       6,911       7,004      30,509      31,038       6.32
Mortgage-backed securities:
    Pass-through securities             --          --     432,940     432,301     432,940     432,301      89.68
    Collateralized mortgage
      obligations                       --          --       5,811       5,785       5,811       5,785       1.20
Equity securities                       --          --      11,523      11,371      11,523      11,371       2.39
                                  --------    --------    --------    --------    --------    --------     ------
    Total                         $ 23,598    $ 24,034    $459,185    $458,331    $482,783    $482,365     100.00%
                                  ========    ========    ========    ========    ========    ========     ======


                                                                   DECEMBER 31, 1997
                                  ---------------------------------------------------------------------------------
                                    HELD-TO-MATURITY        AVAILABLE-FOR-SALE            TOTAL
                                  ---------------------   ---------------------   --------------------
                                  AMORTIZED               AMORTIZED               AMORTIZED                 % OF
                                    COST     FAIR VALUE     COST     FAIR VALUE     COST     FAIR VALUE   PORTFOLIO
                                  ---------  ----------   ---------  ----------   ---------  ----------   ---------
                                                                 (DOLLARS IN THOUSANDS)
U.S. Treasury and obligations
  of U. S. government agencies    $     --    $     --    $  6,499    $  6,254    $  6,499    $  6,254       1.82%
Obligations of states and
  political subdivisions            16,233      16,480       7,555       7,596      23,788      24,076       6.64
Mortgage-backed securities:
    Pass-through securities             --          --     313,152     314,580     313,152     313,580      87.41
    Collateralized mortgage
      obligations                       --          --       7,558       7,379       7,558       7,379       2.11
Equity securities                       --          --       7,245       7,306       7,245       7,306       2.02
                                  --------    --------    --------    --------    --------    --------     ------
    Total                         $ 16,233    $ 16,480    $342,009    $343,115    $358,242    $359,595     100.00%
                                  ========    ========    ========    ========    ========    ========     ======


         As of December 31, 1999, the Company did not hold any off-balance sheet derivative financial instruments such as futures, forwards, or swaps. The total amount of options outstanding at any one time during 1999 and 1998 did not exceed $20 million, and represented less than 2.0% of total assets of the Company.

         As of December 31, 1999, the Company held no securities with a book value exceeding 10% of stockholders' equity of a single issuer other than the U.S. Treasury or other U.S. government agencies.

         The Company's securities portfolio on an amortized cost basis increased $69.8 million or 14.5% in 1999 compared to 1998. The growth in the securities portfolio amortized cost was $124.5 million and $48.9 million for 1998 and 1997, respectively. The growth was attributed to the generation of new deposits and additional borrowings in excess of the loan funding and operational requirements of the Banks.

         The securities portfolio consists primarily of agency-guaranteed, mortgage-backed securities. Mortgage-backed securities represented 88.9%, 89.7%, and 87.4% of total securities as of December 31, 1999, 1998, and 1997, respectively. Based upon the Company's evaluation, mortgage-backed securities are a superior investment vehicle for the Banks. Mortgage-backed securities also offer the best combination of yield and liquidity within the Company's planning periods. Mortgage-backed securities offer attractive yields, provide monthly cash flows, serve as acceptable collateral and have most of the liquidity characteristics of U.S. Treasury notes and bonds.

         The Banks' investment strategy during the past two years have been focused on seasoned and new production mortgage-backed securities of moderate average lives (5-8 years) which have been purchased at discounts, at par, and at a premium to par. Historically, management believes these securities are reasonably predictable in terms of price volatility, prepayment speeds and monthly cash flows. The sharp decrease in long-term investment yields, and as a consequence lower mortgage rates, led to a significant increase in prepayment speeds in 1998. As a result, management repositioned the securities portfolio to reduce the overall impact on yields and improve longer-term profitability. The portfolio is still composed primarily of mortgage-backed securities, but a significant portion of mortgage-backed securities held in 1997 was replaced in 1998 and 1999.

         Collateralized mortgage obligations have been a decreasing percentage of the total portfolio during the past three years. Collateralized mortgage-backed securities were $2.6 million or 0.48% of the total portfolio as of December 31, 1999. Collateralized mortgage obligations were $5.8 million and $7.6 million as of December 31, 1998 and 1997, respectively, and represented 1.2% and 2.1% of the total securities portfolio as of December 31, 1998 and 1997, respectively. Management's decision to reduce collateralized mortgage-backed obligations was consistent with overall regulatory concerns regarding this type of investment for community banks.

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

Investment Maturities and Yields

         The following tables set forth the contractual or estimated maturities of securities as of December 31, 1999, and the weighted average yields of such securities on a tax-equivalent basis assuming a 34% tax rate. The table assumes estimated fair values for available for sale securities and amortized cost for held-to-maturity securities:

                                                                               MATURING
                                   ---------------------------------------------------------------------------------------------
                                                        AFTER ONE BUT       AFTER FIVE BUT
                                   WITHIN ONE YEAR    WITHIN FIVE YEARS    WITHIN TEN YEARS    AFTER TEN YEARS        TOTAL
                                   AMOUNT    YIELD    AMOUNT     YIELD     AMOUNT     YIELD    AMOUNT   YIELD     AMOUNT   YIELD
                                   ------    -----    ------     -----     ------     -----    ------   -----     ------   -----
                                                                         (DOLLARS IN THOUSANDS)
 Available-for-Sale Securities:
 U.S. Treasury and
   obligations of U. S.
   government agencies             $  980     2.68%   $   925     3.79%   $    --        --   $     --      --    $  1,905  3.22%

 Obligations of states and
   political subdivisions           3,034     4.73      2,838     4.77      2,207      5.34%       195    4.92%      8,274  4.91

 Mortgage-backed securities:
    Pass-through securities            --       --    236,531     7.70     75,184      7.51    160,780     7.36    472,495  7.55
    Collateralized mortgage
      obligations                      --       --      2,621     6.67         --        --         --       --      2,621  6.67
 Equity securities                     --       --         --                  --        --     18,147     4.56     18,147  4.56
                                   ------            --------             -------             --------            --------
    Total                          $4,014     4.23   $242,915     7.64    $77,391      7.45   $179,122     7.08   $503,442  7.38
                                   ======            ========             =======             ========            ========
 Held-to-Maturity Securities:
 Obligations of states and
   political subdivisions          $4,827     5.28   $ 15,267     4.94    $ 9,282      4.89   $    250     4.90   $ 29,626  4.98
                                   ======            ========             =======             ========            ========


Deposits

         The Company has experienced significant growth in total deposits in recent years. Total deposits were $971.0 million at December 31, 1999, $869.2 million at December 31, 1998 and $794.4 million at December 31, 1997. Average total deposits were $925.3 million for the year ended December 31, 1999, $834.6 million for the year ended December 31, 1998 and $753.0 million for the year ended December 31, 1997. These increases in deposits are the result of increased marketing activity in the last three years in connection with the opening of new banking centers in Algonquin, Northwest Chicago, Downers Grove, Galesburg, Island Lake, and McHenry, the acquisition of the Aledo banking center, as well as normal growth in the Banks' core market areas.

         The following table sets forth the average amount of and the average rate paid on deposits by category for the indicated periods.

                                                           FOR THE YEAR ENDED DECEMBER 31,
                               ---------------------------------------------------------------------------------------
                                           1999                         1998                             1997
                               --------------------------    --------------------------    ---------------------------
                                          PERCENT                      PERCENT                         PERCENT
                               AVERAGE      OF               AVERAGE      OF                AVERAGE      OF
                               BALANCE    DEPOSITS   RATE    BALANCE   DEPOSITS    RATE     BALANCE    DEPOSITS   RATE
                               -------    --------   ----    -------   --------    ----     -------    --------   ----
                                                        (DOLLARS IN THOUSANDS)
Noninterest-bearing
  demand deposits              $112,417    12.15       --    $100,757    12.07%     --      $ 90,455     12.01%     --
Interest-bearing
  demand deposits                97,823    10.57%    2.95%     84,591    10.14     3.09%      70,047      9.30     3.01%
Savings and money
  market accounts               232,308    25.11     3.69     196,417    23.54     3.81      199,364     26.48     3.73
Time Deposits:
  Certificates of deposit,
    under $100,000(1)           371,160    40.11     5.31     370,718    44.42     5.78      315,763     41.93     5.89
  Certificates of deposit,
    over $100,000(1)             64,369     6.97     5.14      56,614     6.78     5.53       47,714      6.34     5.99
  Public funds                   47,208     5.09     4.78      25,488     3.05     5.45       29,667      3.94     5.46
                               --------   ------             --------   ------              --------    ------
    Total time
       deposits                 482,737    52.17     5.23     452,820    54.26     5.72      393,144     52.21     5.87
                               --------   ------             --------   ------              --------    ------
    Total deposits             $925,285   100.00%    3.97    $    834   100.00%    4.32     $753,010    100.00%    4.33
                               ========   ======             ========   ======              ========    ======

(1) Certificates of deposit exclusive of public funds

         The following table summarizes the maturity distribution of certificates of deposit in amounts of $100,000 or more as of December 31, 1999. These deposits have been made by individuals, businesses and public and other not-for-profit entities, most of which are located within the Company's market area.

                                        (IN THOUSANDS)
                                        -------------
Three months or less                       $ 61,966
Over three months through twelve months      74,546
Over one year through three years             7,191
Over three years                                541
                                           --------
    Total                                  $144,244
                                           ========

Borrowings

         The following table summarizes the Company's borrowings.

                                                               DECEMBER 31,
                                                     --------------------------------
                                                       1999        1998        1997
                                                     --------    --------    --------
                                                             (IN THOUSANDS)
Federal funds purchased and securities sold under
  agreements to repurchase                           $ 18,925    $ 10,469    $ 12,992
Lines of credit                                         7,500       6,500      16,350
Mortgage payable and other                                150         300         225
FHLB advances                                         169,500     101,000      26,000
                                                     --------    --------    --------
   Total                                             $196,075    $118,269    $ 55,567
                                                     ========    ========    ========

         The Company uses short-term borrowings on a limited basis. These borrowings include overnight funds purchased, securities sold under agreements to repurchase, FHLB advances and commercial bank lines of credit. The following table sets forth categories of short-term borrowings of the Company as of the indicated dates or for the indicated periods.

                                                           YEAR ENDED DECEMBER 31,
                                                     --------------------------------
                                                       1999        1998        1997
                                                     --------    --------    --------
                                                            (DOLLARS IN THOUSANDS)
Federal funds purchased and securities sold under
 repurchase agreements:

   Balance at end of year                            $ 18,925     $ 10,469     $ 12,992
   Weighted average interest rate at end of year         5.83%        5.21%        6.14%
   Maximum amount outstanding (1)                    $ 32,671     $ 13,326     $ 24,524
   Average amount outstanding                          12,167        7,522        7,821
   Weighted average interest rate during year            5.35%        5.53%        5.66%

(1) Based on amount outstanding at month end during each year.

         The Banks became members of the FHLB of Chicago during 1996. Membership requirements include common stock ownership in the FHLB. The Banks have FHLB advances outstanding due at various times through 2009. These advances are used as a supplemental source of funds. At December 31, 1999, $162 million of these advances had call provisions. The following table sets forth categories of FHLB advances of the Company as of the indicated dates or for the indicated periods.

                                                           YEAR ENDED DECEMBER 31,
                                                     --------------------------------
                                                       1999        1998        1997
                                                     --------    --------    --------
                                                            (DOLLARS IN THOUSANDS)
FHLB advances:
   Balance at end of year                           $169,500     $101,000     $ 26,000
   Weighted average interest rate at end of year        5.22%        5.03%         .63%
   Maximum amount outstanding (1)                   $172,000     $101,000     $ 26,000
   Average amount outstanding                        126,444       76,424       18,836
   Weighted average interest rate during year           5.11%        5.27%        5.76%

(1) Based on amount outstanding at month end during each year.

         The following table sets forth categories of short-term or revolving line of credit correspondent bank borrowings of the Company as of the indicated dates or for the indicated periods.

                                                           YEAR ENDED DECEMBER 31,
                                                     --------------------------------
                                                       1999        1998        1997
                                                     --------    --------    --------
                                                            (DOLLARS IN THOUSANDS)
Lines of Credit:
   Balance at end of year                           $  7,500     $  6,500     $ 16,350
   Weighted average interest rate at end of year        6.85%        5.97%        6.90%
   Maximum amount outstanding (1)                   $  7,500     $ 16,350     $ 17,275
   Average amount outstanding                          5,671        6,877       16,040
   Weighted average interest rate during year           7.09%        7.29%        6.90%

(1) Based on amount outstanding at month end during each year.


         The Company entered into a credit agreement with a correspondent bank on January 30, 1998 (the "Credit Agreement"), which provides for borrowings by the Company and formerly by Midwest One Mortgage Services, Inc. Under the Credit Agreement, the Company has a revolving line of credit that provides for a maximum outstanding principal amount of $25.0 million, of which $5 million could be used by Midwest One Mortgage Services, Inc. for working capital needs. The $5 million portion of the line of credit available to Midwest One Mortgage Services, Inc. was cancelled upon the subsidiary's dissolution in September, 1999 and the full amount of the $25 million revolving line of credit is now available to the Company. The original maturity of the revolving line of credit was January 31, 2000. On January 17, 2000, this revolving line of credit was extended until January 31, 2002 by an amendment to the existing agreement.

         Amounts outstanding under the Company's revolving line of credit represent borrowings incurred to provide capital contributions to the Banks to support their growth. The Company makes interest payments, at its option, at the 30-, 60-, 90-, or 180-day London Inter-Bank Offered Rate ("LIBOR") plus 95 basis points or the prime rate less 25 basis points. The principal balance under the line was $7.5 million as of December 31, 1999 with $4.5 million maturing in January 2000 and $3.0 million maturing in February 2000.

         The Company has a mortgage outstanding in the principal amount of $75,000 as of December 31, 1999. The final principal payment of $75,000 is due August 31, 2000. The Company issued a noninterest-bearing note payable to acquire the Porter Insurance Agency, Inc. The final $75,000 principal payment on such note is due on October 31, 2000.

CAPITAL RESOURCES

         The Company monitors compliance with bank and bank-holding company regulatory capital requirements, focusing primarily on risk-based capital guidelines. Under the risk-based capital method of capital measurement, the ratio computed is dependent upon the amount and composition of assets recorded on the balance sheet, and the amount and composition of off-balance sheet items, in addition to the level of capital. Included in the risk-based capital method are two measures of capital adequacy, Tier 1, or core, capital, and Total capital, which consists of Tier 1 plus Tier 2 capital. See "Business--Supervision and Regulation--Bank Holding Company Regulation" for definitions of Tier 1 and Tier 2 capital.

         The following tables set forth the Company's capital ratios as of the indicated dates.

                                                RISK-BASED CAPITAL RATIOS
                                                        DECEMBER 31,
                           -------------------------------------------------------------------
                                   1999                     1998                   1997
                           --------------------    --------------------    -------------------
                            AMOUNT       RATIO      AMOUNT       RATIO      AMOUNT      RATIO
                           --------     ------     --------     ------     --------     ------
                                                  (DOLLARS IN THOUSANDS)
Tier 1 capital to
   risk-weighted assets    $ 77,263      11.11%    $ 75,541     13.47%      $ 49,842      9.60%
Tier 1 capital
  minimum requirement        27,821       4.00       22,565      4.00         20,781      4.00
Total capital to
  risk-weighted assets       84,829      12.20       82,573     14.64         55,980     10.78
Total capital minimum
  requirements               55,643       8.00       45,129      8.00         41,562      8.00
Total risk-
  weighted assets           695,532                 564,113                  519,187

LIQUIDITY

         The Company manages its liquidity position with the objective of maintaining sufficient funds to respond to the needs of depositors and borrowers and to take advantage of earnings enhancement opportunities. In addition to the normal inflow of funds from core-deposit growth, together with repayments and maturities of loans and securities, the Company utilizes other short-term funding sources such as securities sold under agreements to repurchase, overnight funds purchased from correspondent banks and the acceptance of short-term deposits from public entities. In the third quarter of 1996, the Banks received approval for membership in the Federal Home Loan Bank ("FHLB"), which provides an additional source of liquidity. The Banks have used the FHLB extensively during 1997, 1998, and 1999. Assuming collateral is available to secure loans, the Banks can borrow up to 35% of assets with the Federal Home Loan Bank which provided an additional $260.3 million in unused capacity at December 31, 1999.

         The Banks also have various funding arrangements with commercial and investment banks providing up to $441.5 million of available funding sources in the form of Federal funds lines, repurchase agreements and brokered certificate of deposit programs. Unused capacity under these lines was $429.3 million at December 31, 1999. The Banks maintain these funding arrangements to achieve favorable costs of funds, manage interest rate risk and to enhance liquidity in the event of deposit withdrawals.

         The Company monitors and manages its position on several bases, which vary depending upon the time period. As the time period is expanded, other data is factored in, including estimated loan funding requirements, estimated loan payoffs, securities portfolio maturities or calls, and anticipated depository buildups or runoffs.

         The Company classifies the majority of its securities as available-for-sale, thereby maintaining significant liquidity. The Company's liquidity position is further enhanced by structuring the majority of its loan portfolio interest payments as monthly, and also by the significant representation of retail credit and residential mortgage loans in the Company's loan portfolio.

         The Company's cash flows are composed of three classifications: cash flows from operating activities, cash flows from investing activities, and cash flows from financing activities. Net cash provided by operating activities, consisting primarily of earnings, was $21.5 million, $20.8 million, and $3.9 million for the years ended December 31, 1999, 1998, and 1997, respectively. A significant component in the fluctuation of net cash provided by or used in operating activities is the timing of the proceeds from real estate loans held for sale to permanent investors. Net cash used in investing activities, consisting primarily of loan and investment funding, was $179.4 million, $168.6 million, and $115.4 million for the years ended December 31, 1999, 1998, and 1997, respectively. Net cash provided by financing activities, consisting principally of deposit growth and net bank borrowings, was $153.8 million, $153.6 million, and $110.7 million for the years ended December 31, 1999, 1998, and 1997, respectively.

ASSET/LIABILITY MANAGEMENT

         The business of the Company and the composition of its balance sheet consists of investment in interest-earning assets (primarily loans, mortgage-backed securities and other securities) which are primarily funded by interest-bearing liabilities (deposits and borrowings). All of the financial instruments of the Company as of December 31, 1999 were for other than trading purposes. Such financial instruments have varying levels of sensitivity to changes in market rates of interest. The Company's net interest income is dependent on the amounts of and yields on its interest-earning assets as compared to the amounts of and rates on its interest-bearing liabilities. Net interest income is therefore sensitive to changes in market rates of interest.

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

         Management uses a duration model for each Bank's internal asset/liability management. The model uses cash flows and repricing information from loans and certificate of deposits, plus repricing assumptions on products without specific repricing dates (e.g., savings and interest-bearing demand deposits), to calculate the durations of each Bank's assets and liabilities. Securities are stress tested, and the theoretical changes in cash flow are key elements of the Company's model. The model also projects the effect on the Company's earnings and theoretical value for a change in interest rates. The model computes the duration of each Bank's rate sensitive assets and liabilities, a theoretical market value of each Bank and the effects of rate changes on each Bank's earnings and market value. The Banks' exposure to interest rates is reviewed on a monthly basis by senior management and the Board of Directors.

         Each Bank also maintains specific interest rate risk management policy limits. Based upon simulation modeling, these guidelines include a +/- 20% change in net interest income upon an immediate or gradual 200 basis point change in interest rates.

EFFECTS OF INFLATION

         Inflation can have a significant effect on the operating results of all industries. However, management believes that inflationary factors are not as critical to the banking industry as they are to other industries, due to the high concentration of relatively short-duration monetary assets in the banking industry. Inflation does, however, have some impact on the Company's growth, earnings and total assets and on its need to closely monitor its equity capital levels. Management does not expect inflation to be a significant factor in 2000.

         Interest rates are significantly affected by inflation, but it is difficult to assess the impact, since neither the timing nor the magnitude of the changes in the various inflation indices coincide with changes in interest rates. Inflation does impact the economic value of longer term, interest-earning assets and interest-bearing liabilities, but the Company attempts to limit its long-term assets and liabilities, as indicated in the tables set forth under "--Financial Condition" and "--Asset/Liability Management."

IMPACT OF NEW ACCOUNTING STANDARDS

         Beginning January 1, 2001, Statement on Financial Accounting Standards No. 133 (the "Statement") on derivatives will require all derivatives to be recorded at fair value in the balance sheet. Unless designated as hedges, changes in these fair values will be recorded in the income statement. Fair value changes involving hedges will generally be recorded by offsetting gains and losses on the hedge and on the hedged item, even if the fair value of the hedged item is not otherwise recorded. Since the Company has no significant derivative instruments or hedging activities, adoption of the Statement is not expected to have a material effect on the Company's financial statements, but the effect will depend on derivative holdings when this standard applies.

YEAR 2000 COMPLIANCE

         The Company tested its critical systems in connection with the Year 2000 date change. No significant problems were encountered during the testing phase. The Company also developed a contingency plan to address potential problems arising with the Year 2000 date change.

         The century date change has not affected any of the Company's critical or noncritical systems. The Company did not experience any significant disruption in operations as a result of Year 2000. While the Company is not aware of any Year 2000 issues affecting it at this time and none are expected, there can be no assurance that problems, not yet apparent to the Company, its vendors, or its customers will not arise as the year progresses. If potential problems were to arise, they could have a material adverse affect on the Company and result in unexpected costs.

         Total expenditures on the Year 2000 project through December 31, 1999 were approximately $320,000, which is consistent with the amount management estimated for the project. Expenditures were primarily related to repair or replacement of specific software and hardware, expenses associated with facilities, products and supplier reviews, customer disclosure, marketing expenses, and project management expenses. The cost does not include internal salary and employee benefit costs for individuals that had responsibilities or were involved with the Year 2000 project. Unless undetected problems arise, management does not anticipate any additional expenditures in the future.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The Company's overall interest rate sensitivity is demonstrated by net interest income analysis and "Gap" analysis. Net interest income analysis measures the change in net interest income in the event of hypothetical changes in interest rates. This analysis assesses the risk of change in net interest income in the event of sudden and sustained 1.0% and 2.0% increases and decreases in market interest rates. The tables below present the Company's projected changes in net interest income for the various rate shock levels at December 31, 1999 and 1998, respectively.


              1999 NET INTEREST INCOME
            -------------------------------
            AMOUNT      CHANGE      CHANGE
            ------      ------      ------
              (DOLLARS IN THOUSANDS)
+200 bp    $40,291    $(1,689)      (4.02)%
+100 bp     41,498       (482)      (1.15)

Base        41,980         --          --
-100 bp     42,703        723        1.72
-200 bp     43,098      1,118        2.66


               1998 NET INTEREST INCOME
            -------------------------------
            AMOUNT       CHANGE      CHANGE
            ------      ------      ------
              (DOLLARS IN THOUSANDS)
+200 bp    $34,204    $  (501)      (1.44)%
+100 bp     34,737         32        0.09
Base        34,705         --          --
-100 bp     34,855        150        0.43
-200 bp     35,027        322        0.93


         As shown above, at December 31, 1999, the effect of an immediate 200 basis point increase in interest rates would decrease the Company's net interest income by 4.02% or approximately $1.7 million. The effect of an immediate 200 basis point decrease in rates would increase the Company's net interest income by 2.66% or approximately $1.1 million. Overall net interest income sensitivity has increased slightly from 1998 to 1999, but remains within Company and recommended regulatory guidelines.


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

          3.2 Restated By-laws, as amended (incorporated by reference to Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998, File No. 0-29598).

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

        *10.4 Amendment to the Midwest Banc Holdings, Inc. 1996 Stock Option Plan (incorporated by reference to Registrant's Annual Report on Form 10-K for the year ended December 31, 1998, File No. 0-29598).

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

         10.11 First Amendment to Credit Agreement dated as of September 28, 1998 between the Company, Midwest One Mortgage Services, Inc. and Harris Trust and Savings Bank.

         10.12    Second Amendment to Credit Agreement dated as of
                  January 7, 1999 between the Company, Midwest One Mortgage Services, Inc. and Harris Trust and Savings Bank.

         10.13 Third Amendment and Waiver to Credit Agreement dated as of January 17, 2000 between the Company and Harris Trust and Savings Bank.

         21.1     Subsidiaries.

         23.1     Consent of Crowe, Chizek and Company LLP.

         24.1     Power of Attorney (included on signature page).

         27.1     Financial Data Schedule.


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

                                       MIDWEST BANC HOLDINGS, INC.


Date:  March 29, 2000                  BY: /s/ Robert L. Woods
                                           ----------------------------
                                           Robert L. Woods
                                           President and Chief Executive Officer

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

         Pursuant to the requirements of the Securities Exchange Act of 1933, this report has been signed below by the following persons on behalf in the capacities and on the dates indicated:

     SIGNATURE                               TITLE                               DATE
     ---------                               -----                               ----
/s/ E.V. Silveri
---------------------
    E.V. Silveri                 Chairman of the Board, Director             March 29, 2000

/s/ Robert L. Woods
---------------------
    Robert L. Woods     President, Chief Executive Officer, and Director     March 29, 2000

/s/ Angelo A. DiPaolo
---------------------
    Angelo A. DiPaolo                       Director                         March 29, 2000

/s/ Daniel Nagle
---------------------
    Daniel Nagle                            Director                         March 29, 2000

/s/ Joseph Rizza
---------------------
    Joseph Rizza                            Director                         March 29, 2000

/s/ LeRoy Rosasco
---------------------
    LeRoy Rosasco                           Director                         March 29, 2000

/s/ Robert D. Small
---------------------
    Robert D. Small                         Director                         March 29, 2000

/s/ Leon Wolin
---------------------
    Leon Wolin                              Director                         March 29, 2000

/s/ Edward H. Sibbald
---------------------
    Edward H. Sibbald   Senior Vice President and Chief Financial Officer    March 29, 2000

/s/ Daniel R. Kadolph
---------------------
    Daniel R. Kadolph      Vice President, Comptroller, and Treasurer        March 29, 2000

                             MIDWEST HOLDINGS, INC.
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                            PAGE
                                                                            ----
Report of Crowe, Chizek and Company LLP, Independent Auditors                F-2

Consolidated Balance Sheets as of December 31, 1999 and 1998                 F-3

Consolidated Statements of Income for the years ended
  December 31, 1999, 1998, and 1997                                          F-4

Consolidated Statements of Stockholders' Equity for the years ended
  December 31, 1999, 1998, and 1997                                          F-5

Consolidated Statements of Cash Flows for the years ended
  December 31, 1999, 1998, and 1997                                          F-6

Notes to Consolidated Financial Statements                                   F-7

                         REPORT OF INDEPENDENT AUDITORS



To the Stockholders and Board of Directors
Midwest Banc Holdings, Inc.


We have audited the accompanying consolidated balance sheets of Midwest Banc Holdings, Inc. as of December 31, 1999 and 1998 and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Midwest Banc Holdings, Inc. at December 31, 1999 and 1998 and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1999, in conformity with generally accepted accounting principles.






                                       Crowe, Chizek and Company LLP


Oak Brook, Illinois
January 15, 2000


CONSOLIDATED BALANCE SHEETS

December 31 (in thousands, except Share and per share data)                          1999           1998
----------------------------------------------------------------------------------------------------------
ASSETS
Cash and cash equivalents ...................................................   $    36,151    $    40,253
Securities available-for-sale ...............................................       503,442        458,331
Securities held-to-maturity (fair value: 1999 - $29,175; 1998 - $24,034) ....        29,626         23,598
Loans .......................................................................       646,455        521,880
Allowance for loan losses ...................................................        (7,567)        (6,576)
                                                                                 ----------     ----------
   Net loans ................................................................       638,888        515,304
Premises and equipment, net .................................................        21,668         17,597
Other real estate ...........................................................         2,651          1,245
Goodwill ....................................................................         4,426          2,610
Other assets ................................................................        19,610         12,376
                                                                                 ----------     ----------
   Total assets .............................................................   $ 1,256,462    $ 1,071,314
                                                                                 ==========     ==========
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
   Deposits
     Non-interest-bearing ...................................................   $   118,553    $   114,566
     Interest-bearing .......................................................       852,401        754,586
                                                                                 ----------     ----------
       Total deposits .......................................................       970,954        869,152
   Securities sold under agreements to repurchase and federal
     funds purchased ........................................................        18,925         10,469
   Advances from the Federal Home Loan Bank .................................       169,500        101,000
   Notes payable and other borrowings .......................................         7,650          6,800
   Other liabilities ........................................................        21,739          6,264
                                                                                 ----------     ----------
     Total liabilities ......................................................     1,188,768        993,685
Stockholders' equity
   Preferred stock ..........................................................          --             --
   Common stock .............................................................           114            114
   Surplus ..................................................................        29,704         29,704
   Retained earnings ........................................................        56,848         48,795
   Accumulated other comprehensive loss .....................................       (11,942)          (522)
   Treasury stock, at cost (494,346 and 100,000 shares) .....................        (7,030)          (462)
                                                                                 ----------     ----------
     Total stockholders' equity .............................................        67,694         77,629
                                                                                 ----------     ----------
     Total liabilities and stockholders' equity .............................   $ 1,256,462    $ 1,071,314
                                                                                 ==========     ==========


          See accompanying notes to consolidated financial statements.



CONSOLIDATED STATEMENTS OF INCOME

Year Ended December 31 (in thousands, except per share data)    1999       1998     1997
------------------------------------------------------------------------------------------
Interest income
   Loans .............................................         $52,272   $47,725   $44,048
   Securities
     Taxable .........................................          29,957    25,098    21,719
     Exempt from federal income taxes ................           1,508     1,353     1,042
   Trading account securities ........................              46       170        73
   Federal funds sold and other short-term investments             363       481       444
                                                               -------   -------   -------
     Total interest income ...........................          84,146    74,827    67,326

Interest expense
   Deposits ..........................................          36,730    36,038    32,617
   Advances from the Federal Home Loan Bank ..........           6,463     4,031     1,085
   Notes payable and other borrowings ................           1,069       945     1,609
                                                               -------   -------   -------
       Total interest expense ........................          44,262    41,014    35,311
                                                               -------   -------   -------

NET INTEREST INCOME ..................................          39,884    33,813    32,015

Provision for loan losses ............................           2,203     1,326     2,454
                                                               -------   -------   -------

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES ..          37,681    32,487    29,561

Other income
   Service charges on deposit accounts ...............           3,309     3,051     2,782
   Net gains on securities transactions ..............             299     1,111       729
   Net trading account profits .......................             160        24       159
   Mortgage loan origination fees ....................             693     1,058       564
   Insurance and brokerage commissions ...............             585       231       124
   Trust income ......................................             670       675       579
   Other income ......................................           1,018       637       626
                                                               -------   -------   -------
     Total other income ..............................           6,734     6,787     5,563

Other expenses
   Salaries and employee benefits ....................          14,788    13,301    12,213
   Occupancy and equipment expense ...................           4,381     3,761     3,288
   Professional services .............................           1,674     1,220     1,124
   Marketing .........................................             928       791       721
   Other expenses ....................................           4,003     3,822     3,730
                                                               -------   -------   -------
     Total other expenses ............................          25,774    22,895    21,076
                                                               -------   -------   -------

INCOME BEFORE INCOME TAXES ...........................          18,641    16,379    14,048

Provision for income taxes ...........................           6,750     5,974     5,537
                                                               -------   -------   -------
NET INCOME ...........................................         $11,891   $10,405   $ 8,511
                                                               =======   =======   =======

Basic earnings per share .............................         $  1.08   $   .94   $   .85
                                                               =======   =======   =======

Diluted earnings per share ...........................         $  1.07   $   .94   $   .85
                                                               =======   =======   =======


          See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                                                     Accumulated
                                                                                        Other                  Total
                                                     Common               Retained  Comprehensive Treasury Stockholders'
 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)      Stock     Surplus   Earnings  Income (Loss)   Stock     Equity
------------------------------------------------------------------------------------------------------------------------
Balance, January 1, 1997                            $ 3,437   $ 10,489    $ 34,932   $ (1,377)    $(4,519)   $ 42,962

Cash dividends declared ($.055 per share)                 -          -        (551)         -           -        (551)
Recapitalization                                     (3,327)     3,327           -          -           -           -
Purchase 226,212 shares of treasury stock                 -          -           -          -      (2,062)     (2,062)
Sale of 224,740 shares of treasury stock                  -         18           -          -       2,030       2,048
Retirement of 885,608 shares of common
  stock held in treasury                                 (9)    (1,214)     (2,866)         -       4,089           -

Comprehensive income
  Net income                                              -          -       8,511          -           -       8,511
  Net increase in fair value of securities
    classified as available-for-sale, net of
    income taxes and reclassification
    adjustments                                           -          -           -      2,052           -       2,052
                                                                                                             --------
     Total comprehensive income                                                                                10,563
                                                    -------   --------    -------    --------     -------    --------
Balance, December 31, 1997                              101     12,620      40,026        675        (462)     52,960

Cash dividends declared ($.145 per share)                 -          -      (1,636)         -           -      (1,636)

Issuance of 1,265,000 shares of common stock             13     17,084           -          -           -      17,097

Comprehensive income
  Net income                                              -          -      10,405          -           -      10,405
  Net decrease in fair value of securities
    classified as available-for-sale, net of
    income taxes and reclassification
    adjustments                                           -          -           -     (1,197)          -      (1,197)
                                                                                                             --------
     Total comprehensive income                                                                                 9,208
                                                    -------   --------    -------    --------     -------    --------
Balance, December 31, 1998                              114     29,704      48,795       (522)       (462)     77,629

Cash dividends declared ($.350 per share)                 -          -      (3,838)         -           -      (3,838)

Purchase of 394,858 shares of treasury stock              -          -           -          -      (6,577)     (6,577)

Issuance of stock in connection with
  exercise of 512 stock options                           -          -           -          -           9           9

Comprehensive income
  Net income                                              -          -      11,891          -           -      11,891
  Net decrease in fair value of securities
    classified as available-for-sale, net of
    income taxes and reclassification
    adjustments                                                                  -    (11,420)          -     (11,420)
                                                                                                             --------
     Total comprehensive income                           -          -           -          -           -         471
                                                    -------   --------    -------    --------     -------    --------
Balance, December 31, 1999                          $   114   $ 29,704    $ 56,848   $(11,942)    $(7,030)   $ 67,694
                                                    =======   ========    ========   ========     =======    ========


          See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS


 YEAR ENDED DECEMBER 31 (IN THOUSANDS)                                                 1999         1998        1997
---------------------------------------------------------------------------------------------------------- -----------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income                                                                       $ 11,891    $  10,405   $   8,511
   Adjustments to reconcile net income to net cash provided by operating activities
     Depreciation                                                                      2,296        1,964       1,645
     Provision for loan losses                                                         2,203        1,326       2,454
     Proceeds from sales of trading account securities, net                              160        5,032      (4,917)
     Net gain on sales of securities                                                    (299)      (1,111)       (729)
     Net gain on sales of trading account securities                                    (160)         (24)       (159)
     Net real estate loans originated for sale                                         3,380        5,781      (2,448)
     Deferred income taxes                                                              (481)         (98)       (474)
     Change in other assets                                                            1,997       (2,374)     (1,368)
     Change in other liabilities                                                         536          (85)      1,336
                                                                                    --------    ---------   ---------
       Net cash provided by operating activities                                      21,523       20,816       3,851

CASH FLOWS FROM INVESTING ACTIVITIES
   Proceeds from sales and maturities of securities available-for-sale               123,481      285,131      98,928
   Principal payments on securities                                                  102,380      140,959      41,028
   Purchases of securities available-for-sale                                       (274,916)    (541,842)   (185,595)
   Purchases of securities held-to-maturity                                          (10,253)      (9,023)     (3,631)
   Maturities of securities held-to-maturity                                           4,210        1,345       1,052
   Net increase in loans                                                            (131,808)     (40,455)    (64,996)
   Acquisition of branch, net                                                         13,794            -           -
   Property and equipment expenditures                                                (6,286)      (4,698)     (2,136)
                                                                                    --------    ---------   ---------
     Net cash used in investing activities                                          (179,398)    (168,583)   (115,350)

CASH FLOWS FROM FINANCING ACTIVITIES
   Net increase in deposits                                                           85,858       74,790      93,157
   Borrowings                                                                        123,200      117,120      65,704
   Payments on borrowings                                                            (53,850)     (51,895)    (50,624)
   Issuance of common stock                                                                -       17,097           -
   Dividends paid                                                                     (3,323)      (1,040)       (551)
   Change in securities sold under agreements to repurchase
     and federal funds purchased                                                       8,456       (2,523)      3,001
   Treasury stock and option transactions, net                                        (6,568)           -         (14)
                                                                                    --------    ---------   ---------
     Net cash provided by financing activities                                       153,773      153,549     110,673
                                                                                    --------    ---------   ---------
Increase (decrease) in cash and cash equivalents                                      (4,102)       5,782        (826)

Cash and cash equivalents at beginning of year                                        40,253       34,471      35,297
                                                                                    --------    ---------   ---------
CASH AND CASH EQUIVALENTS AT END OF YEAR                                            $ 36,151    $  40,253   $  34,471
                                                                                    ========    =========   =========
Supplemental disclosures
   Cash paid during the period for
     Interest                                                                       $ 43,717    $  40,692   $  35,126
     Income taxes                                                                      6,541        6,347       4,516


          See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                               December 31, 1999, 1998, and 1997


NOTE 1  NATURE OF OPERATIONS
--------------------------------------------------------------------------------

Midwest Banc Holdings, Inc. (Midwest Banc or the Corporation) is a bank holding company organized under the laws of the State of Delaware. Through its commercial bank and nonbank subsidiaries, the Corporation provides a full line of financial services to corporate and individual customers in the greater Chicago metropolitan area and in Warren, Knox, Henderson and Mercer counties in western Illinois. These services include demand, time, and savings deposits; lending; mortgage banking; insurance products; and trust services. While the Corporation's management monitors the revenue streams of the various products and services, operations are managed and financial performance is evaluated on a Corporation-wide basis. Accordingly, all of the Corporation's banking operations are considered by management to be aggregated in one reportable operating segment.

NOTE 2  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
--------------------------------------------------------------------------------

Basis of Presentation: The consolidated financial statements of Midwest Banc include the accounts of Midwest Banc and its wholly-owned subsidiaries, Midwest Bank and Trust Company (MBT), Midwest Bank (MB), Midwest Bank of McHenry County
(MBMC), Midwest Bank of Western Illinois (MBWI), and First Midwest Data Corp. Significant intercompany balances and transactions have been eliminated.
      The accompanying financial statements have been prepared in conformity with generally accepted accounting principles and with general practices in the banking industry. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

SECURITIES: Securities are classified as held-to-maturity when the Corporation has the ability and management has the positive intent to hold those securities to maturity. Accordingly, they are stated at cost adjusted for amortization of premiums and accretion of discounts. Securities are classified as available-for-sale when the Corporation may decide to sell those securities for changes in market interest rates, liquidity needs, changes in yields or alternative investments, and for other reasons. They are carried at fair value with unrealized gains and losses, net of taxes, reported in other comprehensive income (loss). Interest income is reported net of amortization of premium and accretion of discount. Realized gains and losses on disposition of securities available-for-sale are based on the net proceeds and the adjusted carrying amount of the securities sold, using the specific identification method. Trading account securities are carried at fair value. Realized and unrealized gains and losses on trading account securities are recognized in the statement of income as they occur.

LOANS: Loans are reported net of the allowance for loan losses and unearned discount. Impaired loans are carried at the present value of expected future cash flows or the fair value of the related collateral, if the loan is considered to be collateral dependent. Interest on loans is included in interest income over the term of the loan based upon the principal balance outstanding. Where serious doubt exists as to the collectibility of a loan, the accrual of interest is discontinued. Loan fees and direct loan origination costs are deferred and amortized over the term of the loan as a yield adjustment.
      Mortgage loans originated and intended for sale in the secondary market are carried at the lower of cost, net of deferred loan fees, or estimated fair value in the aggregate.

ALLOWANCE FOR LOAN LOSSES: An allowance for loan losses has been established to provide for the probability that some loans may not be repaid in their entirety. The allowance is increased by provisions for loan losses charged to expense and decreased by charge-offs, net of recoveries. Although a loan is charged off by management when deemed uncollectible, collection efforts may continue and future recoveries may occur.
      The allowance is maintained by management at a level considered adequate to cover losses that are currently anticipated based on past loss experience, general economic conditions, information about specific borrower situations (including their financial position and collateral values), and other factors and estimates which are subject to change over time. Estimating the risk of loss and the amount of loss on any loan is necessarily subjective and ultimate losses may vary from current estimates. These estimates are reviewed periodically and as adjustments become necessary, they are reported in earnings in the periods in which they become known.
      Loans are considered impaired if it is probable that full principal or interest payments will not be collected per the loan agreement. Each impaired loan is carried at the present value of expected cash flows discounted at the loan's effective

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                               DECEMBER 31, 1999, 1998, AND 1997

NOTE 2 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES continued
--------------------------------------------------------------------------------

interest rate or at the fair value of the collateral if the loan is collateral dependent. A portion of the allowance for loan losses is allocated to an impaired loan if the present value of cash flows or collateral value indicate the need for an allowance.
      Smaller balance homogeneous loans are evaluated for impairment in total. Such loans include residential first mortgage loans secured by one-to-four-family residences; residential construction loans; and automobile, home equity, and second mortgage loans. Commercial loans and mortgage loans secured by other properties are evaluated individually for impairment.

PREMISES AND EQUIPMENT: Premises and equipment are stated at cost, less accumulated depreciation and amortization. Provisions for depreciation and amortization, included in operating expenses, are computed on the straight-line method over the estimated useful lives of the assets. The cost of maintenance and repairs is charged to income as incurred; significant improvements are capitalized.

OTHER REAL ESTATE: Real estate acquired in settlement of loans is recorded at fair value when acquired. If fair value declines after acquisition, a valuation allowance reduces the reported amount to the lower of the initial amount or fair value less costs to sell. Costs after acquisition are expensed.

GOODWILL: Goodwill results from the application of purchase accounting principles to the acquisition of subsidiaries and a branch office acquired in 1999. Goodwill represents the excess of acquisition cost over the fair value of net assets acquired and is amortized over periods ranging from 10 to 25 years using the straight-line method.

INCOME TAXES: Deferred tax assets and liabilities are recognized for temporary differences between the financial reporting basis and the tax basis of the Corporation's assets and liabilities and expected benefits of operating loss carryforwards and credit carryforwards. Deferred taxes are recognized for the estimated taxes ultimately payable or recoverable based on enacted tax laws. Changes in enacted tax rates and laws are reflected in the financial statements in the periods they occur.

COMPREHENSIVE INCOME: Comprehensive income includes both net income and other comprehensive income elements, including the change in unrealized gains and losses on securities available-for-sale, net of tax.

EARNINGS PER COMMON SHARE: Basic earnings per common share is net income divided by the weighted average number of common shares outstanding during the period. Diluted earnings per common share includes the dilutive effect of additional potential common shares issuable under stock options. Earnings and dividends per share are restated for all stock splits and dividends through the date of issue of the financial statements.

NEW ACCOUNTING PRONOUNCEMENTS: Beginning January 1, 2001, a new accounting standard will require all derivatives to be recorded at fair value. Unless designated as hedges, changes in fair value will be recorded in the income statement. Fair value changes involving hedges will generally be recorded by offsetting gains and losses on the hedge and on the hedged item. This is not expected to have a material effect but the effect will depend on derivative holdings when this standard applies.

LOSS CONTINGENCIES: Loss contingencies, including claims and legal actions arising in the ordinary course of business, are recorded as liabilities when the likelihood of loss is probable and an amount or range of loss can be reasonably estimated. Management does not believe there now are such matters that will have a material effect on the financial statements.

DIVIDEND RESTRICTION: Banking regulations require maintaining certain capital levels and may limit the dividends paid by the subsidiary banks to the Corporation or by the Corporation to the shareholders.

STATEMENT OF CASH FLOWS: Amounts due from banks, federal funds sold, and all highly liquid debt instruments purchased with a maturity of three months or less are considered to be cash equivalents. Loan disbursements and collections, repurchase agreements and transactions in deposit accounts are reported net.

RECLASSIFICATIONS: Certain items in the financial statements as of and for the years ended December 31, 1998 and 1997 have been reclassified, with no effect on net income, to conform with the current year presentation.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                               December 31, 1999, 1998, and 1997

NOTE 3 SECURITIES
--------------------------------------------------------------------------------

The amortized cost and fair value of securities available-for-sale and held-to-maturity are as follows:


                                                                                      Gross      Gross
                                                                        Amortized  Unrealized  Unrealized     Fair
December 31, 1999 (In Thousands)                                            Cost       Gains     Losses       Value
-------------------------------------------------------------------------------------------------------------------
Securities available-for-sale
   U.S. Treasury securities and obligations of
     U.S. government agencies ......................................... $  2,000       $ -     $    (95)    $   1,905
   Obligations of states and political subdivisions ...................    8,340        10          (76)        8,274
   Mortgage-backed securities .........................................  491,411        50      (18,966)      472,495
   Collateralized mortgage obligations ................................    2,660         -          (39)        2,621
   Equity securities ..................................................   18,567         -         (420)       18,147
                                                                        --------   -------     --------     ---------

       Total securities available-for-sale ............................ $522,978       $60     $(19,596)    $ 503,442
                                                                        ========   =======     ========     =========

Securities held-to-maturity
   Obligations of states and political subdivisions ................... $ 29,626       $45     $   (496)    $  29,175
                                                                        ========   =======     ========     =========


                                                                                     Gross       Gross
                                                                      Amortized    Unrealized  Unrealized     Fair
December 31, 1998 (In Thousands)                                         Cost         Gains      Losses       Value
-------------------------------------------------------------------------------------------------------------------
Securities available-for-sale
   U.S. Treasury securities and obligations of
     U.S. government agencies ......................................... $  2,000      $   -    $   (130)    $   1,870
   Obligations of states and political subdivisions ...................    6,911         93           -         7,004
   Mortgage-backed securities .........................................  432,940        587      (1,226)      432,301
   Collateralized mortgage obligations ................................    5,811          -         (26)        5,785
   Equity securities ..................................................   11,523        101        (253)       11,371
                                                                        --------   -------     --------     ---------

       Total securities available-for-sale ............................ $459,185      $ 781    $ (1,635)    $ 458,331
                                                                        ========   =======     ========     =========

Securities held-to-maturity
 Obligations of states and political subdivisions ..................... $ 23,598      $ 447    $    (11)    $  24,034
                                                                        ========   =======     ========     =========

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                               DECEMBER 31, 1999, 1998, AND 1997

NOTE 3 SECURITIES continued
-------------------------------------------------------------------------------

The amortized cost and fair value of securities by contractual maturity at December 31, 1999 are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.


                                                                                  Amortized     Fair
(In Thousands)                                                                      Cost        Value
--------------------------------------------------------------------------------------------------------
Securities available-for-sale
   Due in one year or less ....................................................    $  4,035    $   4,014
   Due after one year through five years ......................................       3,850        3,763
   Due after five years through ten years .....................................       2,259        2,207
   Due after ten years ........................................................         196          195
                                                                                   --------    ---------
 ..............................................................................      10,340       10,179
   Mortgage-backed securities and collateralized
     mortgage obligations .....................................................     494,071      475,116
                                                                                   --------    ---------
     Total debt securities ....................................................     504,411      485,295
   Equity securities ..........................................................      18,567       18,147
                                                                                   --------    ---------

     Total securities available-for-sale ......................................    $522,978    $ 503,442
                                                                                   ========    =========

Securities held-to-maturity
   Due in one year or less ....................................................    $  4,827    $   4,834
   Due after one year through five years ......................................      15,267       15,101
   Due after five years through ten years .....................................       9,282        8,996
   Due after ten years ........................................................         250          244
                                                                                   --------    ---------

     Total securities held-to-maturity.........................................    $ 29,626    $  29,175
                                                                                   ========    =========

Proceeds from sales of securities available-for-sale and the realized gross gains and losses are as follows:


Year Ended December 31 (In Thousands)                                     1999         1998        1997
----------------------------------------------------------------------------------------------------------
Proceeds from sales .................................................  $ 122,686     $283,011     $ 98,383
Gross realized gains ................................................        445        1,593        1,010
Gross realized losses ...............................................       (146)        (482)        (281)


Securities with an approximate carrying value of $270,000,000 and $150,000,000 at December 31, 1999 and 1998 were pledged to secure public deposits, borrowings, and for other purposes as required or permitted by law. Included in securities pledged at December 31, 1999 and 1998 are $172,000,000 and $90,000,000 which have been pledged for FHLB borrowings.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                               December 31, 1999, 1998, and 1997


NOTE 4  FAIR VALUE OF FINANCIAL INSTRUMENTS

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

      SECURITIES: Fair values for securities are determined from quoted market prices if available. For unquoted securities, the reported fair value is estimated on the basis of financial and other information about the issuer and quoted market prices of similar securities.

      LOANS: Fair values of loans have been determined by calculating the present value of future cash flows at current rates for similar loans which would be made to borrowers with similar credit ratings and the same remaining maturities. Loan prepayments are assumed to occur at the same rate as in previous periods in which interest rates were at levels similar to current levels.

      DEPOSIT LIABILITIES: Fair value of deposit liabilities with stated maturities have been calculated at the present value of future cash flows using rates which approximate current market rates for similar instruments. Fair values of other deposits are equal to the respective amounts due on demand. The carrying amount for variable rate instruments approximates fair value.

      SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE, FEDERAL FUNDS PURCHASED, OTHER BORROWINGS, ADVANCES FROM THE FEDERAL HOME LOAN BANK, AND NOTES
      PAYABLE: Liabilities with stated maturities have been calculated at present values of future cash flows using rates which approximate market rates for similar instruments. The carrying amount for liabilities with no stated maturities approximates estimated fair value.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                               DECEMBER 31, 1999, 1998, AND 1997


NOTE 4 FAIR VALUE OF FINANCIAL INSTRUMENTS continued
--------------------------------------------------------------------------------

The estimated fair values of the Corporation's financial instruments were as follows:


December 31 (In Thousands)                                                    1999                       1998
----------------------------------------------------------------------------------------------------------------------
                                                                                   Estimated                 Estimated
                                                                     Carrying        Fair       Carrying       Fair
                                                                      Amount         Value       Amount        Value
                                                                    --------------------------------------------------
Financial assets
   Cash and cash equivalents .....................................   $  36,151    $  36,151    $  40,253    $  40,253
   Securities available-for-sale .................................     503,442      503,442      458,331      458,331
   Securities held-to-maturity ...................................      29,626       29,175       23,598       24,034
   Loans, net of allowance for loan losses .......................     638,888      634,834      515,304      516,676
   Accrued interest receivable ...................................       8,304        8,304        7,377        7,377

Financial liabilities
   Deposits
     Non-interest-bearing ........................................   $(118,553)   $(118,553)   $(114,566)   $(114,566)
     Interest-bearing ............................................    (852,401)    (853,252)    (754,586)    (756,990)
   Securities sold under agreements to repurchase
     and federal funds purchased .................................     (18,925)     (18,925)     (10,469)     (10,469)
   Borrowings ....................................................    (177,150)    (175,375)    (107,800)    (109,763)
   Accrued interest payable ......................................      (3,063)      (3,063)      (2,518)      (2,518)


Other assets and liabilities of the Corporation not defined as financial instruments, such as property and equipment, are not included in the above disclosures. Also not included are nonfinancial instruments such as the value of core deposits, loan servicing rights, customer goodwill, and similar items.
      There is no ready market for a significant portion of the Corporation's financial instruments. Accordingly, fair values are based on various factors relative to expected loss experience, current economic conditions, risk characteristics, and other factors. The assumptions and estimates used in the fair value determination process are subjective in nature and involve uncertainties and significant judgment and, therefore, fair values cannot be determined with precision. Changes in assumptions could significantly affect these estimated values.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                              December 31, 1999, 1998, and 1997

NOTE 5  LOANS
--------------------------------------------------------------------------------

Major classifications of loans are summarized as follows:


December 31 (In Thousands)                                                                         1999        1998
---------------------------------------------------------------------------------------------------------------------
Commercial ...................................................................................  $ 187,822    $148,081
Commercial real estate .......................................................................    300,071     229,489
Agricultural .................................................................................     41,745      33,231
Consumer real estate .........................................................................    103,681      95,604
Consumer installment .........................................................................     13,889      16,128
                                                                                                ---------    --------
   Total loans, gross ........................................................................    647,208     522,533
Unearned discount ............................................................................       (753)       (653)
                                                                                                ---------    --------

   Total loans ...............................................................................  $ 646,455    $521,880
                                                                                                =========    ========


Included in consumer real estate are $449,000 and $3,829,000 of loans held for sale at December 31, 1999 and 1998.

NOTE 6  ALLOWANCE FOR LOAN LOSSES
--------------------------------------------------------------------------------

The following is a summary of changes in the allowance for loan losses:


Year Ended December 31 (In Thousands)                                                   1999        1998        1997
---------------------------------------------------------------------------------------------------------------------
Balance at beginning of year .......................................................  $ 6,576     $ 6,143     $ 5,342
Provision for loan losses ..........................................................    2,203       1,326       2,454
Loans charged off ..................................................................   (1,417)     (1,168)     (1,858)
Recoveries on loans previously charged off .........................................      205         275         205
                                                                                      -------     -------     -------

   Balance at end of year ..........................................................  $ 7,567     $ 6,576     $ 6,143
                                                                                      =======     =======     =======


A portion of the allowance for loan losses is allocated to impaired loans. Information with respect to impaired loans and the related allowance for loan losses is as follows:


December 31 (In Thousands)                                                                         1999        1998
---------------------------------------------------------------------------------------------------------------------
Impaired loans for which no allowance for loan losses is allocated ............................   $  639      $   950
Impaired loans with an allocation of the allowance for loan losses ............................      995        1,906
                                                                                                  ------      -------

   Total impaired loans........................................................................   $1,634      $ 2,856
                                                                                                  ======      =======

Allowance for loan losses allocated to impaired loans..........................................   $  531      $   849
                                                                                                  ======      =======

Year Ended December 31 (In Thousands)                                                   1999       1998         1997
---------------------------------------------------------------------------------------------------------------------
Average impaired loans .............................................................. $ 3,105     $ 2,479     $ 3,172
Interest income recognized on impaired loans ........................................     170         148         208
Interest income recognized on impaired loans on a cash basis ........................     170          92         206


Interest payments on impaired loans are generally applied to principal, unless the loan principal is considered to be fully collectible, in which case interest is recognized on the cash basis.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                              December 31, 1999, 1998, and 1997


NOTE 7  PREMISES AND EQUIPMENT
-------------------------------------------------------------------------------

Premises and equipment are summarized as follows:


December 31 (In Thousands)                                                                          1999        1998
---------------------------------------------------------------------------------------------------------------------
Land and improvements ..........................................................................  $  5,702   $  4,388
Building and improvements ......................................................................    20,348     16,739
Furniture and equipment ........................................................................    12,458     11,926
                                                                                                  --------   --------
   Total cost ..................................................................................    38,508     33,053
Accumulated depreciation .......................................................................   (16,840)   (15,456)
                                                                                                  --------   --------

   Premises and equipment, net .................................................................  $ 21,668   $ 17,597
                                                                                                  ========   ========


NOTE 8  INCOME TAXES
-------------------------------------------------------------------------------

The provision for income taxes, included in the statements of income, consists of the following:


Year Ended December 31 (In Thousands)                                                    1999       1998        1997
---------------------------------------------------------------------------------------------------------------------
Current
   Federal ............................................................................ $5,959     $ 4,934     $4,941
   State ..............................................................................  1,272       1,138      1,070
Deferred ..............................................................................   (481)        (98)      (474)
                                                                                        ------     -------     ------

   Total provision for income taxes ................................................... $6,750     $ 5,974     $5,537
                                                                                        ======     =======     ======


The difference between the provision for income taxes in the financial statements and amounts computed by applying the current federal income tax rate of 35% for 1999 and 34% for 1998 and 1997 to income before income taxes is reconciled as follows:


Year Ended December 31 (In Thousands)                                                    1999        1998       1997
---------------------------------------------------------------------------------------------------------------------
Income taxes computed at the statutory rate ........................................... $6,524     $5,569      $4,793
Tax-exempt interest income on securities and loans ....................................   (552)      (446)       (377)
Amortization of goodwill ..............................................................     91         81          81
State income taxes, net of federal tax benefit ........................................    710        724       1,035
Other .................................................................................    (23)        46           5
                                                                                        ------     ------      ------

   Total provision for income taxes ................................................... $6,750     $5,974      $5,537
                                                                                        ======     ======      ======

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                              December 31, 1999, 1998, and 1997


NOTE 8  INCOME TAXES CONTINUED
-------------------------------------------------------------------------------

The net deferred tax asset, included in other assets in the accompanying balance sheets, consisted of the following components:


December 31 (In Thousands)                                                                          1999        1998
---------------------------------------------------------------------------------------------------------------------
Gross deferred tax assets
   Unrealized loss on securities available-for-sale .............................................  $ 7,594     $  332
   Allowance for loan losses ....................................................................    3,002      2,547
   State operating loss carryforwards ...........................................................        -         95
   Other real estate ............................................................................       49         23
                                                                                                   -------     ------
     Total gross deferred tax assets ............................................................   10,645      2,997
Gross deferred tax liabilities
   Depreciation .................................................................................  $   (78)    $ (164)
   Deferred loan fees ...........................................................................     (124)      (133)
                                                                                                   -------     ------
     Total gross deferred tax liabilities .......................................................     (202)      (297)
                                                                                                   -------     ------

       Net deferred tax asset ...................................................................  $10,443     $2,700
                                                                                                   =======     ======


NOTE 9  ADVANCES FROM THE FEDERAL HOME LOAN BANK
-------------------------------------------------------------------------------

Advances from the Federal Home Loan Bank are summarized as follows:


December 31 (In Thousands)                                                        1999                   1998
---------------------------------------------------------------------------------------------------------------------
                                                                          Weighted                Weighted
                                                                           Average                 Average
                                                                            Rate       Amount       Rate       Amount
                                                                          -------------------------------------------
Advances from the Federal Home Loan Bank due
   1999 ...................................................................    -%     $       -     5.73%   $   2,000
   2000 ...................................................................    -              -     5.48        7,000
   2001 ................................................................... 5.00          2,000     4.85        3,000
   2002 ................................................................... 5.71          3,000     5.39       12,000
   2004 ................................................................... 4.98         33,500        -            -
   2008 ................................................................... 5.23         54,500     4.92       77,000
   2009 ................................................................... 5.23         76,500        -            -
                                                                                      ---------             ---------

     Total ................................................................ 5.22%     $ 169,500     5.03%   $ 101,000
                                                                                      =========             =========


At December 31, 1999, $162 million of the FHLB advances have various call provisions. The FHLB advances are secured by mortgage-backed securities.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                              December 31, 1999, 1998, and 1997


NOTE 10  NOTES PAYABLE
-------------------------------------------------------------------------------

Notes payable consisted of the following:


December 31 (Table amounts in thousands)                                                             1999        1998
----------------------------------------------------------------------------------------------------------------------
Revolving line of credit ($20,000,000); $4,500,000 maturing in January 2000 and
$3,000,000 maturing in February 2000, interest payments due quarterly at the 30, 60,
90 or 180 day LIBOR plus 95 basis points or prime rate less 25 basis points (weighted average rate of 6.85% at December 31, 1999); secured by all common stock of the subsidiary banks. On
January 14, 2000, the revolving line of credit was extended until January 31, 2002. ............... $7,500     $4,000

Revolving warehouse line of credit ($5,000,000); maturing on January 30, 2000;
interest payable monthly at the 30, 60, or 90 day LIBOR plus 95 basis points or prime rate less 25 basis points; secured by common stock of all subsidiary banks. This promissory note was
cancelled on September 15, 1999. ..................................................................      -      2,500

Non-interest-bearing note payable issued to acquire Porter Insurance Agency,
Inc.;
principal due in the amount of $75,000 on October 31, 2000. .......................................     75        150

Note payable issued to purchase property for Midwest Bank; principal payment of
$75,000 due August 31, 2000. ......................................................................     75        150
                                                                                                    ------     ------

                                                                                                    $7,650     $6,800
                                                                                                    ======     ======

The revolving lines of credit include the following covenants at December 31, 1999: (1) the banks must not have nonperforming assets in excess of 25% of Tier 1 capital plus loan loss reserves; (2) the Corporation and each subsidiary bank must be considered well capitalized; (3) the Corporation must maintain consolidated tangible net worth of not less than $65 million; and (4) the Corporation must earn a minimum consolidated net income of $5.5 million for the previous four fiscal quarters. The Corporation had complied with or had obtained appropriate waiver for these covenants at December 31, 1999.

NOTE 11  EMPLOYEE BENEFIT PLANS
-------------------------------------------------------------------------------

The Corporation maintains a 401(k) salary reduction plan covering substantially all employees. Eligible employees may elect to make tax deferred contributions within a specified range of their compensation as defined in the plan. The Corporation contributes 1% more than the employee's contribution up to a maximum 5% employer contribution. Contributions to the plan are expensed currently and were $399,000, $354,000, and $301,000 for the years ended December 31, 1999,
1998, and 1997.

NOTE 12  TIME DEPOSITS
-------------------------------------------------------------------------------

Interest-bearing deposits in denominations of $100,000 and over were $144,244,000 as of December 31, 1999 and $96,706,000 as of December 31, 1998.
Interest expense related to deposits in denominations of $100,000 and over was $5,555,000 for 1999, $4,495,000 for 1998, and $4,476,000 for 1997.

Certificates of deposit have scheduled maturities for the years 2000 through 2004 and thereafter as follows:



(In Thousands)
--------------------------------------------------------

2000 .......................................... $447,367
2001 ..........................................   39,615
2002 ..........................................    8,861
2003 ..........................................    2,155
2004 ..........................................      174
Thereafter ....................................       62
                                                --------

                                                $498,234
                                                ========

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                              December 31, 1999, 1998, and 1997


NOTE 13  LEASES
-------------------------------------------------------------------------------

The subsidiary banks lease a portion of their banking premises and equipment. The leases expire in various years through the year 2009. Future rental commitments under these noncancelable operating leases for the years 2000 through 2004 and thereafter are as follows:

(In Thousands)
--------------------------------------------------------

2000 ............................................ $  362
2001 ............................................    313
2002 ............................................    297
2003 ............................................    297
2004 ............................................    296
Thereafter ......................................  1,312
                                                  ------

                                                  $2,877
                                                  ======

Rental expense included in occupancy and equipment expense was $347,000, $320,000, and $295,000 for the years ended December 31, 1999, 1998, and 1997.
Occupancy expense has been reduced by $495,000, $465,000, and $524,000 for the years ended December 31, 1999, 1998, and 1997 for rental income from leased premises.

NOTE 14  RELATED PARTY TRANSACTIONS
-------------------------------------------------------------------------------

Certain executive officers, directors, and their related interests are loan customers of the Corporation's subsidiary banks. ~A summary of loans made by the subsidiary banks in the ~ordinary course of business to or for the benefit of directors and executive officers is as follows:

(In Thousands)
--------------------------------------------------------

Balance at December 31, 1998 ................... $ 9,865
New loans ......................................   6,113
Repayments .....................................  (1,464)
                                                 -------

Balance at December 31, 1999 ................... $14,514
                                                 =======


NOTE 15  CAPITAL REQUIREMENTS
-------------------------------------------------------------------------------

The Corporation and its subsidiary banks are subject to regulatory capital requirements administered by the federal banking agencies. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, banks must meet specific capital guidelines that involve quantitative measures of assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices.
      Quantitative measures established by regulation to ensure capital adequacy require banks and bank holding companies to maintain minimum amounts and ratios of total and Tier 1 capital to risk-weighted assets and Tier 1 capital to average assets. If banks do not meet these minimum capital requirements, as defined, bank regulators can initiate certain actions that could have a direct material effect on a bank's financial statements. Management believes, as of December 31, 1999 and December 31, 1998, that the Corporation and its subsidiary banks met all capital adequacy requirements to which they were subject.
      As of December 31, 1999 and 1998, the most recent Federal Deposit Insurance Corporation notification categorized the subsidiary banks as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the institutions' categories. To be categorized as well capitalized, banks must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios. The actual capital amounts and ratios for the Corporation and subsidiary banks are presented in the following table.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                              December 31, 1999, 1998, and 1997


NOTE 15  CAPITAL REQUIREMENTS CONTINUED
-------------------------------------------------------------------------------

                                                                                                   To Be Well Capitalized
                                                                               To Be Adequately    Under Prompt Corrective
                                                              Actual              Capitalized         Action Provisions
                                                        -----------------    ------------------    -----------------------
As of December 31, 1999                                 Amount     Ratio     Amount      Ratio      Amount     Ratio
--------------------------------------------------------------------------------------------------------------------------
Total Capital (to risk-weighted assets)
   Corporation .......................................  $84,829     12.2%     $ 55,643     8.0%      $69,553    10.0%
     MBT .............................................   41,080     13.0        25,292     8.0        31,615    10.0
     MB ..............................................   17,851     11.4        12,573     8.0        15,716    10.0
     MBMC ............................................   17,581     14.2         9,921     8.0        12,401    10.0
     MBWI ............................................   12,952     13.5         7,670     8.0         9,588    10.0

Tier 1 Capital (to risk-weighted assets)
   Corporation .......................................  $77,263     11.1      $ 27,821     4.0       $41,732     6.0
     MBT .............................................   37,487     11.9        12,646     4.0        18,969     6.0
     MB ..............................................   16,297     10.4         6,286     4.0         9,430     6.0
     MBMC ............................................   16,217     13.1         4,960     4.0         7,441     6.0
     MBWI ............................................   11,897     12.4         3,835     4.0         5,753     6.0

Tier 1 Capital (to average assets)
   Corporation .......................................  $77,263      6.7      $ 49,166     4.0       $61,457     5.0
     MBT .............................................   37,487      6.7        22,432     4.0        28,039     5.0
     MB ..............................................   16,297      6.5        10,005     4.0        12,506     5.0
     MBMC ............................................   16,217      6.6         9,867     4.0        12,232     5.0
     MBWI ............................................   11,897      7.1         6,689     4.0         8,362     5.0


As of December 31, 1998
---------------------------------------------------------------------------------------------------------------------
Total Capital (to risk-weighted assets)
   Corporation .......................................  $82,573     14.6%     $ 45,129     8.0%      $56,411    10.0%
     MBT .............................................   38,448     14.7        20,968     8.0        26,210    10.0
     MB ..............................................   15,981     13.4         9,573     8.0        11,967    10.0
     MBMC ............................................   15,178     15.6         7,796     8.0         9,745    10.0
     MBWI ............................................   11,047     14.0         6,310     8.0         7,888    10.0

Tier 1 Capital (to risk-weighted assets)
   Corporation .......................................  $75,541     13.5      $ 22,565     4.0       $33,846     6.0
     MBT .............................................   35,322     13.5        10,484     4.0        15,726     6.0
     MB ..............................................   14,610     12.2         4,787     4.0         7,180     6.0
     MBMC ............................................   13,995     14.4         3,898     4.0         5,847     6.0
     MBWI ............................................   10,151     12.9         3,155     4.0         4,733     6.0

Tier 1 Capital (to average assets)
   Corporation .......................................  $75,541      7.1      $ 42,686     4.0       $53,358     5.0
     MBT .............................................   35,322      7.1        19,924     4.0        24,906     5.0
     MB ..............................................   14,610      7.1         8,288     4.0        10,360     5.0
     MBMC ............................................   13,995      6.8         8,213     4.0        10,266     5.0
     MBWI ............................................   10,151      6.8         6,009     4.0         7,512     5.0

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                              December 31, 1999, 1998, and 1997


NOTE 16  RECAPITALIZATION
-------------------------------------------------------------------------------

Effective December 17, 1997, the Corporation's Board of Directors increased the number of authorized common shares by 11,000,000 shares, changed the par value to $.01 per share, and approved a two-for-one stock split effected in the form of a 100% stock dividend. All share and per share amounts included in the financial statements have been restated to reflect the stock split. In 1998, the Corporation issued an additional 1,265,000 shares at $15 per share as part of an initial public offering less offering expenses of $1,878,000.
      A summary of preferred stock and common stock at December 31, 1999 and 1998 is as follows:

                                     1999         1998
---------------------------------------------------------
Preferred Stock
---------------
   Authorized shares ............  1,000,000    1,000,000
   Par value ....................      $ .01        $ .01
   Shares issued ................          -            -

Common Stock
------------
   Authorized shares ............  17,000,000  17,000,000
   Par value ....................      $ .01        $ .01
   Shares issued ................  11,379,392  11,379,392
   Shares outstanding ...........  10,885,046  11,279,392


NOTE 17  OFF-BALANCE-SHEET RISK AND CONCENTRATIONS OF CREDIT RISK
-----------------------------------------------------------------

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

(In Thousands)                             1999        1998
--------------------------------------------------------------

Financial instruments whose
  contract amounts represent
  credit risk
     Unused lines of credit ............  $175,732   $ 145,191
     Commitments to extend credit ......    52,206      46,089
     Standby letters of credit .........    10,798      11,390

      At December 31, 1999 and 1998, commitments to extend credit consisted of $13,545,000 and $21,192,000 of fixed rate loan commitments. These commitments are due to expire within 30 to 90 days of issuance and have rates ranging primarily from 7.625% to 10.75%. Substantially all of the unused lines of credit are at adjustable rates of interest.
      The credit risk amounts represent the maximum accounting loss that would be recognized at the reporting date if counterparties failed completely to perform as contracted and any collateral or security proved to be of no value. Midwest Banc has experienced little difficulty in accessing collateral when necessary. The amounts of credit risk shown therefore greatly exceed expected losses.
      The Corporation also had outstanding commitments to originate mortgage loans and sell these loans to the secondary market approximating $2,525,000 at December 31, 1999 and $3,784,000 at December 31, 1998.


NOTE 18  STOCK OPTION PLAN
-------------------------------------------------------------------------------

The 1996 Stock Option Plan (the Plan) became effective on November 19, 1996. Under the Plan, officers, directors, and key employees may be granted incentive stock options to purchase the Corporation's common stock at no less than 100% of the market price on the date the option is granted. Options can become exercisable immediately or can become exercisable in installments of 25% a year on each of the first through the fourth anniversaries of the grant date. In all cases, the options have a maximum term of ten years. The Plan also permits nonqualified stock options to be issued. The Corporation has authorized 500,000 shares for issuance under the Plan.

      The Corporation accounts for its stock option plan under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." Accordingly, no compensation expense has been recognized for the stock option plan in the financial statements. Statement of Financial Accounting Standards
(SFAS) No. 123, "Accounting for Stock Based Compensation," prescribes fair value accounting method for determining compensation expense under stock option plans, but allows corporations to use APB No. 25 if they provide pro forma information computed under the fair value method. The following pro forma information presents net income and earnings per share under the fair value method prescribed by SFAS No. 123:

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                              December 31, 1999, 1998, and 1997


NOTE 18  STOCK OPTION PLAN CONTINUED
-------------------------------------------------------------------------------

                                                                                      1999         1998         1997
---------------------------------------------------------------------------------------------------------------------
Net income ........................................................................ $11,891      $10,405      $ 8,511
Pro forma net income ..............................................................  11,342       10,188        8,448
Basic earnings per share as reported ..............................................    1.08          .94          .85
Pro forma basic earnings per share ................................................    1.03          .92          .85
Diluted earnings per share as reported ............................................    1.07          .94          .85
Pro forma diluted earnings per share ..............................................    1.02          .92          .85

Information about option grants follows:


                                                                                                              Weighted
                                                                                                  Number       Average
                                                                                                    of     Exercise Price
                                                                                                  Options     Per Share
-------------------------------------------------------------------------------------------------------------------------
Outstanding January 1, 1997 ...................................................................   62,000       $ 8.13
Granted during 1997 ...........................................................................   49,000        12.75
Outstanding December 31, 1997 .................................................................  111,000        10.17
Granted during 1998 ...........................................................................  141,500        17.88
Outstanding December 31, 1998 .................................................................  252,500        14.49
Granted during 1999 ...........................................................................  113,044        15.99
Exercised during 1999 .........................................................................     (512)       15.88
                                                                                                 -------       ------

Outstanding December 31, 1999 .................................................................  365,032       $14.95
                                                                                                 =======       =======

Options exercisable at year end are as follows:


                                                                                                              Weighted
                                                                                                  Number       Average
                                                                                                    of     Exercise Price
                                                                                                  Options     Per Share
-------------------------------------------------------------------------------------------------------------------------
1997 ..........................................................................................   15,500     $ 8.13
1998 ..........................................................................................   43,250       9.44
1999 ..........................................................................................  170,907      13.74

The fair value of the options granted during 1999, 1998, and 1997 is estimated at $4.33, $4.35, and $2.92 on the date of grant using the Black-Scholes options value model with the following assumptions: dividend yield of 2.0%, 1.0%, 1.0%; a risk-free interest rate of 5.5%, 5.5%, and 6.5%; an assumed forfeiture rate of 0 for all years; and an average life of 5 years for all years. The weighted average remaining life of the stock options was 7.8 years, 8.3 years, and 8.4 years at December 31, 1999, 1998, and 1997.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                              December 31, 1999, 1998, and 1997


NOTE 19  PARENT COMPANY FINANCIAL STATEMENTS
-------------------------------------------------------------------------------

The following are condensed balance sheets and statements of income and cash flows for Midwest Banc Holdings, Inc., without subsidiaries:


Condensed Balance Sheets
December 31 (In Thousands)                                                                        1999          1998
---------------------------------------------------------------------------------------------------------------------
Assets
   Cash .....................................................................................   $    523      $ 1,650
   Investment in subsidiaries ...............................................................     72,989       76,719
   Other assets .............................................................................      3,657        4,712
                                                                                                --------      -------

     Total assets ...........................................................................   $ 77,169      $83,081
                                                                                                ========      ========
Liabilities and Stockholders' Equity
   Borrowings ...............................................................................   $  7,575      $ 4,150
   Other liabilities ........................................................................      1,900        1,302
   Stockholders' equity .....................................................................     67,694       77,629
                                                                                                --------      -------

     Total liabilities and stockholders' equity .............................................   $ 77,169      $83,081
                                                                                                ========      ========

CONDENSED STATEMENTS OF INCOME


Year Ended December 31 (In Thousands)                                                 1999          1998        1997
---------------------------------------------------------------------------------------------------------------------
Operating income
   Dividends from subsidiary banks ...............................................  $  7,596      $ 7,137     $ 6,387
   Fees from subsidiaries ........................................................     1,203        1,209       1,077
   Other income ..................................................................       224          144           3
   Interest expense ..............................................................       408          332         975
   Other expense .................................................................     3,848        3,685       3,232
                                                                                    --------      -------     -------
Income before income taxes and equity in
  undistributed income of subsidiaries ...........................................     4,767        4,473       3,260

Income tax benefit ...............................................................     1,031          965       1,219

Equity in undistributed income of subsidiaries ...................................     6,093        4,967       4,032
                                                                                    --------      -------     -------

Net income .......................................................................  $ 11,891      $10,405     $ 8,511
                                                                                    ========      =======     =======

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                              December 31, 1999, 1998, and 1997


NOTE 19  PARENT COMPANY FINANCIAL STATEMENTS CONTINUED
-------------------------------------------------------------------------------

CONDENSED STATEMENTS OF CASH FLOWS


Year Ended December 31 (In Thousands)                                                 1999          1998        1997
---------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income ....................................................................  $ 11,891      $10,405     $ 8,511
   Adjustments to reconcile net income to
    net cash provided by operating activities
     Equity in undistributed income of subsidiaries ..............................    (6,093)      (4,967)     (4,032)
     Depreciation ................................................................       132          112          75
     Decrease (increase) in other assets .........................................       875       (2,537)       (873)
     Increase in other liabilities ...............................................        83           78          44
                                                                                    --------      -------     -------
       Net cash provided by operating activities .................................     6,888        3,091       3,725

CASH FLOWS FROM INVESTING ACTIVITIES
   Investment in subsidiaries ....................................................    (1,500)      (9,289)     (1,350)
   Property and equipment expenditures ...........................................       (49)        (112)       (143)
                                                                                    --------      -------     -------
     Net cash used in investing activities .......................................    (1,549)      (9,401)     (1,493)

CASH FLOWS FROM FINANCING ACTIVITIES
   Borrowings ....................................................................     5,000       15,350           -
   Payments on borrowings ........................................................    (1,575)     (23,775)     (2,075)
   Issuance of common stock ......................................................         -       17,097           -
   Dividends paid ................................................................    (3,323)      (1,040)       (551)
   Treasury stock and option transactions, net ...................................    (6,568)           -         (14)
                                                                                    --------      -------     -------
     Net cash provided by (used in) financing activities .........................    (6,466)       7,632      (2,640)
                                                                                    --------      -------     -------

Increase (decrease) in cash and cash equivalents .................................    (1,127)       1,322        (408)

Cash and cash equivalents at beginning of year ...................................     1,650          328         736
                                                                                    --------      -------     -------

Cash and cash equivalents at end of year .........................................  $    523      $ 1,650     $   328
                                                                                    ========      =======     =======

NOTE 20  EARNINGS PER SHARE
-------------------------------------------------------------------------------

(In thousands, except share and per share data)                                  1999          1998          1997
---------------------------------------------------------------------------------------------------------------------
Basic
   Net income .............................................................. $    11,891    $    10,405   $     8,511
                                                                             ===========    ===========   ===========
   Weighted average common shares outstanding ..............................  11,028,136     11,091,716    10,017,025
                                                                             ===========    ===========   ===========

   Basic earnings per common share ......................................... $      1.08    $       .94   $       .85
                                                                             ===========    ===========   ===========

Diluted
   Net income .............................................................. $    11,891    $    10,405   $     8,511
                                                                             ===========    ===========   ===========
   Weighted average common shares outstanding ..............................  11,028,136     11,091,716    10,017,025
   Dilutive effect of stock options ........................................      47,976         41,343        12,044
                                                                             ===========    ===========   ===========
   Dilutive average common shares outstanding ..............................  11,076,112     11,133,059    10,029,069
                                                                             ===========    ===========   ===========
   Diluted earnings per common share ....................................... $      1.07    $       .94   $       .85
                                                                             ===========    ===========   ===========

Options to purchase 141,500 shares of common stock at $17.88 per share were outstanding in 1999 but were not included in the computation of diluted earnings per share because the options' exercise price was greater than average market price of the common stock and were, therefore, antidilutive.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                              December 31, 1999, 1998, and 1997


NOTE 21  OTHER COMPREHENSIVE INCOME (LOSS)
--------------------------------------------------------------------------------

Changes in other comprehensive income (loss) components and related taxes are as follows:


Year Ended December 31 (In Thousands)                                              1999          1998           1997
----------------------------------------------------------------------------------------------------------------------
Change in unrealized gains (losses)
  on securities available-for-sale ............................................ $(18,383)      $  (849)       $ 3,805
Less reclassification adjustment for gains
  recognized in income ........................................................      299         1,111            729
                                                                                ---------      --------       -------
   Net unrealized gains (losses) ..............................................  (18,682)       (1,960)         3,076
Tax expense (benefit) .........................................................   (7,262)         (763)         1,024
                                                                                ---------      --------       -------

Other comprehensive income (loss) ............................................. $(11,420)      $(1,197)       $ 2,052
                                                                                ========       =======        ========


NOTE 22  QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)
-------------------------------------------------------------------------------


Three Months Ended 1999 (In thousands, except per share data)        March 31      June 30    September 30  December 31
-----------------------------------------------------------------------------------------------------------------------
Interest income ...................................................  $18,911      $ 19,890      $21,919      $ 23,426
Interest expense ..................................................   10,207        10,438       11,320        12,297
                                                                     -------      --------      -------      --------

Net interest income ...............................................    8,704         9,452       10,599        11,129

Provision for loan losses .........................................      474           405          639           685
Other income ......................................................    1,900         1,609        1,637         1,588
Other expense .....................................................    6,209         6,362        6,539         6,664
                                                                     -------      --------      -------      --------

Income before income taxes ........................................    3,921         4,294        5,058         5,368

Provision for income taxes ........................................    1,399         1,514        1,823         2,014
                                                                     -------      --------      -------      --------

Net income ........................................................  $ 2,522      $  2,780      $ 3,235      $  3,354
                                                                     =======      ========      =======      ========
Earnings per common share
   Basic ..........................................................  $   .23      $   .25       $   .29      $    .31
   Diluted ........................................................      .23          .25           .29           .30

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                              December 31, 1999, 1998, and 1997


NOTE 22  QUARTERLY RESULTS OF OPERATIONS (UNAUDITED) CONTINUED
-------------------------------------------------------------------------------


Three Months Ended 1998 (In thousands, except per share data)        March 31      June 30    September 30  December 31
-----------------------------------------------------------------------------------------------------------------------
Interest income ...................................................  $17,671      $ 18,692      $19,355      $ 19,109
Interest expense ..................................................    9,628        10,185       10,649        10,552
                                                                     -------      --------      -------      --------

Net interest income ...............................................    8,043         8,507        8,706         8,557

Provision for loan losses .........................................      387           438          195           306
Other income ......................................................    1,527         1,889        1,499         1,872
Other expenses ....................................................    5,510         5,843        5,722         5,820
                                                                     -------      --------      -------      --------

Income before income taxes ........................................    3,673         4,115        4,288         4,303

Provision for income taxes ........................................    1,342         1,502        1,570         1,560
                                                                     -------      --------      -------      --------

Net income ........................................................  $ 2,331      $  2,613      $ 2,718      $  2,743
                                                                     =======      ========      =======      ========
Earnings per common share
   Basic ..........................................................  $   .22      $   .23       $   .24      $    .25
   Diluted ........................................................      .22          .23           .24           .25


NOTE 23  BUSINESS ACQUISITION
-------------------------------------------------------------------------------

On December 18, 1999, the Company acquired the Aledo branch of Associated Bank Illinois, National Association. At the date of purchase, the branch had deposits of $15.9 million, premises and equipment of $81,000, and loans of $17,000. The total acquired cost of $2.2 million resulted in goodwill of $2.1 million. This transaction was recorded using the purchase method of accounting. As such, the results of operations are excluded from the consolidated statements of income for periods prior to the acquisition date. The effects of this transaction are not material, and therefore, details of the previously separate entity have not been included.

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

        *10.4     Amendment to the Midwest Banc Holdings, Inc. 1996 Stock Option
                  Plan (incorporated by reference to Registrant's Annual Report on Form 10-K for the year ended December 31, 1998, File No.
                  0-29652).

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

         10.10    Credit Agreement as of January 30, 1998, between the Company,
                  Midwest One Mortgage Services, Inc. and Harris Trust & Savings
                  Bank (incorporated by reference to Registrant's Registration
                  Statement on Form S-1, Registration No. 333-42827).

         10.11    First Amendment to Credit Agreement dated as of September 28,
                  1998 between the Company, Midwest One Mortgage Services, Inc.
                  and Harris Trust and Savings Bank.

         10.12    Second Amendment to Credit Agreement dated as of
                  January 7, 1999 between the Company, Midwest One Mortgage
                  Services, Inc. and Harris Trust and Savings Bank.

         10.13    Third Amendment and Waiver to Credit Agreement dated as of
                  January 17, 2000 between the Company and Harris Trust and
                  Savings Bank.

         21.1     Subsidiaries.

         23.1     Consent of Crowe, Chizek and Company LLP.

         24.1     Power of Attorney (included on signature page).

         27.1     Financial Data Schedule.


-------------------
* Indicates management contracts on compensatory plans or arrangements required to be filed as an exhibit.