Form 10-Q
period 2000-03-31
MIDWEST BANC HOLDINGS INC
filed 2000-05-08
CIK 1051379

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000

                        COMMISSION FILE NUMBER: 0-29598

                            ------------------------

                          MIDWEST BANC HOLDINGS, INC.
            (Exact name of Registrant as specified in its charter.)

               DELAWARE                                      36-3252484
   (State or other jurisdiction of                        (I.R.S. Employer
    incorporation or organization)                     Identification Number)
 501 W. NORTH AVE., MELROSE PARK, IL                           60160
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

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the period covered by this report.


                CLASS                                 OUTSTANDING MAY 3, 2000
        Common, par value $.01                               10,750,792

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                          MIDWEST BANC HOLDINGS, INC.

                                   FORM 10-Q

                               TABLE OF CONTENTS

                                                                             PAGE NUMBER
                                                                             -----------
PART I
Item 1.      Financial Statements........................................         3
Item 2.      Management's Discussion and Analysis of Financial Condition
               and Results of Operations.................................         9
Item 3.      Quantitative and Qualitative Disclosures about Market
               Risk......................................................        17
PART II
Item 1.      Legal Proceedings...........................................        19
Item 2.      Changes in Securities and Use of Proceeds...................        19
Item 3.      Defaults Upon Senior Securities.............................        19
Item 4.      Submission of Matters to a Vote of Security Holders.........        19
Item 5.      Other Information...........................................        19
Item 6.      Exhibits and Reports on Form 8-K............................        19
Form 10-Q    Signature Page..............................................        20

                        PART I -- FINANCIAL INFORMATION
                          MIDWEST BANC HOLDINGS, INC.

                    CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                MARCH 31,        DECEMBER 31,
                                                                   2000              1999
                                                                ---------        ------------
ASSETS
Cash and cash equivalents...................................    $   35,972        $   36,151
Securities available-for-sale...............................       532,422           503,442
Securities held-to-maturity.................................        29,576            29,626
Loans.......................................................       690,880           646,455
Allowance for loan losses...................................        (7,444)           (7,567)
                                                                ----------        ----------
     Net loans..............................................       683,436           638,888
Premises and equipment, net.................................        22,599            21,668
Other real estate...........................................         2,972             2,651
Goodwill....................................................         4,237             4,426
Other assets................................................        20,681            19,610
                                                                ----------        ----------
     Total assets...........................................    $1,331,895        $1,256,462
                                                                ==========        ==========
LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Deposits
  Noninterest-bearing.......................................    $  111,868        $  118,553
  Interest-bearing..........................................       874,045           852,401
                                                                ----------        ----------
     Total deposits.........................................       985,913           970,954
Securities sold under agreements to repurchase and federal
  funds purchased...........................................        46,607            18,925
Advances from the Federal Home Loan Bank....................       210,000           169,500
Notes payable and other borrowings..........................        12,400             7,650
Other liabilities...........................................         8,428            21,739
                                                                ----------        ----------
     Total liabilities......................................     1,263,348         1,188,768
STOCKHOLDERS' EQUITY
Preferred stock.............................................            --                --
Common stock................................................           114               114
Surplus.....................................................        29,704            29,704
Retained earnings...........................................        58,901            56,848
Accumulated other comprehensive loss........................       (11,414)          (11,942)
Treasury stock, at cost (612,000 shares in 2000 and 494,346
  shares in 1999)...........................................        (8,758)           (7,030)
                                                                ----------        ----------
     Total stockholders' equity.............................        68,547            67,694
                                                                ----------        ----------
     Total liabilities and stockholders' equity.............    $1,331,895        $1,256,462
                                                                ==========        ==========

                          MIDWEST BANC HOLDINGS, INC.

                 CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                   THREE MONTHS ENDED MARCH 31, 2000 AND 1999
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                 2000          1999
                                                                 ----          ----
INTEREST INCOME
Loans.......................................................    $15,325       $11,639
Securities
  Taxable...................................................      8,955         6,847
  Exempt from federal income taxes..........................        449           340
Trading account securities..................................          3             7
Federal funds sold and other................................         92            78
                                                                -------       -------
     Total interest income..................................     24,824        18,911
INTEREST EXPENSE
Deposits....................................................     10,338         8,725
Advances from the Federal Home Loan Bank....................      2,607         1,268
Notes payable and other borrowings..........................        670           214
                                                                -------       -------
     Total interest expense.................................     13,615        10,207
                                                                -------       -------
Net interest income.........................................     11,209         8,704
Provision for loan losses...................................        355           474
                                                                -------       -------
Net interest income after provision for loan losses.........     10,854         8,230
OTHER INCOME
Service charges on deposits.................................        797           763
Net gains on securities transactions........................         52           192
Net trading account profits.................................        135            14
Mortgage loan origination fees..............................         51           185
Trust income................................................        165           159
Insurance and brokerage commissions.........................        191           130
Other income................................................        186           457
                                                                -------       -------
     Total other income.....................................      1,577         1,900
OTHER EXPENSE
Salaries and employee benefits..............................      4,087         3,609
Occupancy expense, net......................................      1,186         1,055
Professional services.......................................        443           377
Marketing...................................................        248           166
Other expenses..............................................      1,246         1,002
                                                                -------       -------
     Total other expenses...................................      7,210         6,209
                                                                -------       -------
Income before income taxes..................................      5,221         3,921
Provision for income taxes..................................      1,818         1,399
                                                                -------       -------
NET INCOME..................................................    $ 3,403       $ 2,522
                                                                =======       =======
Basic earnings per share....................................    $  0.31       $  0.23
                                                                =======       =======
Diluted earnings per share..................................    $  0.31       $  0.23
                                                                =======       =======

                          MIDWEST BANC HOLDINGS, INC.

          CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (UNAUDITED)
                   THREE MONTHS ENDED MARCH 31, 2000 AND 1999

                                                                                 ACCUMULATED
                                                                                    OTHER                      TOTAL
                                                  COMMON             RETAINED   COMPREHENSIVE   TREASURY   STOCKHOLDERS'
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)   STOCK    SURPLUS   EARNINGS       LOSS         STOCK        EQUITY
------------------------------------------------------------------------------------------------------------------------
Balance, January 1, 1999........................   $114    $29,704   $48,795      $   (522)     $  (462)      $77,629
Cash dividends declared ($0.075 per share)......     --         --      (829)           --           --          (829)
Purchase of 181,596 shares of treasury stock....                          --            --       (2,910)       (2,910)
Comprehensive Income
Net income......................................     --         --     2,522            --           --         2,522
  Net decrease in fair value of securities
    classified as available-for-sale, net of
    income taxes and reclassification
    adjustments.................................     --         --        --          (564)          --          (564)
                                                                                                              -------
      Total comprehensive income................                                                                1,958
                                                   ----    -------   -------      --------      -------       -------
Balance, March 31, 1999.........................   $114    $29,704   $50,488      $ (1,086)     $(3,372)      $75,848
                                                   ====    =======   =======      ========      =======       =======
Balance, January 1, 2000........................   $114    $29,704   $56,848      $(11,942)     $(7,030)      $67,694
Cash dividends declared ($0.125 per share)......     --         --    (1,350)           --           --        (1,350)
Purchase of 117,654 shares of treasury stock....     --         --        --            --       (1,728)       (1,728)
Comprehensive Income
  Net income....................................     --         --     3,403            --           --         3,403
  Net decrease in fair value of securities
    classified as available-for-sale, net of
    income taxes and reclassification
    adjustments.................................     --         --        --           528           --           528
                                                                                                              -------
      Total comprehensive income................                                                                3,931
                                                   ----    -------   -------      --------      -------       -------
Balance, March 31, 2000.........................   $114    $29,704   $58,901      $(11,414)     $(8,758)      $68,547
                                                   ====    =======   =======      ========      =======       =======

                          MIDWEST BANC HOLDINGS, INC.

               CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                   THREE MONTHS ENDED MARCH 31, 2000 AND 1999
                                 (IN THOUSANDS)

                                                                  2000           1999
                                                                  ----           ----
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income................................................    $  3,403       $   2,522
  Adjustments to reconcile net income to net cash provided
     by operating activities
       Depreciation.........................................         650             547
       Provision for loan losses............................         355             474
       Proceeds from sales of trading account securities,
        net.................................................         135          (1,944)
       Net gain on sale of securities.......................         (52)           (192)
       Net trading account profits..........................        (135)            (14)
       Net proceeds from sales of real estate loans
        originated for sale.................................        (182)          1,900
       Gain on sale of other real estate....................          --            (300)
       Increase in other assets.............................        (952)           (207)
       Increase in other liabilities........................       1,123           1,735
                                                                --------       ---------
          Net cash provided by operating activities.........       4,345           4,521
CASH FLOWS FROM INVESTING ACTIVITIES
  Proceeds from sales and maturities of securities
     available-for-sale.....................................      13,538          79,086
  Principal payments on securities available-for-sale.......      12,421          37,788
  Purchase of securities available-for-sale.................     (68,545)       (118,715)
  Purchase of securities held-to-maturity...................        (870)         (1,128)
  Maturities of securities held-to-maturity.................         770             100
  Net increase in loans.....................................     (45,060)        (18,375)
  Proceeds from sale of other real estate...................          --           1,019
  Property and equipment expenditures, net..................      (1,581)           (716)
                                                                --------       ---------
          Net cash used in investing activities.............     (89,327)        (20,941)
CASH FLOWS FROM FINANCING ACTIVITIES
  Net increase in deposits..................................      14,959          26,073
  Net bank borrowings.......................................      45,250            (900)
  Dividends paid............................................      (1,360)           (829)
  Securities sold under agreements to repurchase and federal
     funds purchased........................................      27,682          (6,825)
  Treasury stock purchases..................................      (1,728)         (2,910)
                                                                --------       ---------
          Net cash provided by financing activities.........      84,803          14,609
                                                                --------       ---------
Decrease in cash and cash equivalents.......................        (179)         (1,811)
Cash and cash equivalents at beginning of period............      36,151          40,253
                                                                --------       ---------
Cash and cash equivalents at end of period..................    $ 35,972       $  38,442
                                                                ========       =========

NOTE 1 -- BASIS OF PRESENTATION

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

     The annualized results of operations for the three months ended March 31, 2000 are not necessarily indicative of the results expected for the full year ending December 31, 2000.

NOTE 2 -- EARNINGS PER SHARE

     For purposes of share calculations, the Company had 10,767,392 shares of common stock outstanding at March 31, 2000, 10,885,046 shares outstanding at December 31, 1999, and 11,097,796 shares outstanding at March 31, 1999. Basic earnings per share for the three months ended March 31, 2000 and 1999 were computed by dividing net income by the weighted average number of shares outstanding. Diluted earnings per share for the three months ended March 31, 2000 and 1999 were computed by dividing net income by the weighted average number of shares outstanding, adjusted for the dilutive effect of the stock options. Computations for basic and diluted earnings per share are provided below:

                       IN THOUSANDS:                            2000 YTD    1999 YTD
                       -------------                            --------    --------
Basic
  Net Income................................................    $ 3,403     $ 2,522
                                                                =======     =======
  Weighted average common shares outstanding................     10,839      11,180
                                                                =======     =======
  Basic earnings per common share...........................    $  0.31     $  0.23
                                                                =======     =======
Diluted
  Net income................................................    $ 3,403     $ 2,522
                                                                =======     =======
  Weighted average common shares outstanding................     10,839      11,180
  Dilutive effect of stock options..........................         36          41
                                                                -------     -------
  Dilutive average common shares............................     10,875      11,221
  Diluted earnings per common share.........................    $  0.31     $  0.23
                                                                =======     =======

     Options to purchase 141,500 shares at $17.88, 47,488 shares at $15.88 and 65,044 shares at $16.13 were outstanding at March 31, 2000. These options were not included in the computation of diluted earnings per share because the options' exercise price was greater than the average market price of the common stock and were, therefore, antidilutive.

NOTE 3 -- STOCK OPTIONS

     During the first quarter of 2000, 100,276 options were granted at an exercise price of $13.63. There were no options exercised. The total stock options outstanding were 465,308 at varying exercise prices ranging between $8.13 and $17.88 with expiration dates between 2006 and 2010.

NOTE 4 -- NEW ACCOUNTING STANDARDS

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

NOTE 5 -- RECENT REGULATORY DEVELOPMENTS

     On November 12, 1999, the Gramm-Leach-Bliley Act (the "GLB Act") was enacted. The GLB Act amended or repealed certain provisions of the Glass-Steagall Act and other legislation that restricted the ability of bank holding companies, securities firms and insurance companies from affiliating with one another. Further, the GLB Act expanded the kinds of activities in which bank holding companies may engage by allowing well managed and well capitalized bank holding companies to be designated as "financial holding companies". In addition, the GLB Act contains provisions intended to safeguard consumer financial information in the hands of financial service providers. Among other things, it will require such entities to disclose their privacy policies to their customers and allow customers to "opt out" of having their financial service providers disclose their confidential financial information to third parties, subject to certain exceptions. As of March 31, 2000, the federal regulatory agencies have issued certain final regulations under the GLB Act, although other regulations remain in draft form. However, it is not anticipated that the GLB Act will have a material adverse effect on the operations or prospects of the Company and its subsidiaries.

ITEM 2 -- MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS -- THREE MONTHS ENDED MARCH 31, 2000 AND 1999

     Consolidated net income for the first quarter of 2000 was $3.4 million or $
0.31 cents per basic and diluted share ("per share"), a 34.9% increase compared to $2.5 million or $ 0.23 cents per basic and diluted share earned in the first quarter of 1999. Basic and diluted earnings per share for the three months ended March 31, 2000 were 34.8% higher than for the comparable period in 1999.

     Net interest income increased 28.8% to $11.2 million in the first quarter of 2000 compared to $8.7 million in the first quarter of 1999. Excluding gains on the sale of securities available-for-sale and net trading account profits, other income decreased 17.9% to $1.4 million for the first quarter of 2000 as compared to the similar period in 1999. Other expenses increased 16.1% to $7.2 million in the first quarter of 2000 compared to the similar period in 1999.

NET INTEREST INCOME

     Net interest income was $11.2 million and $8.7 million during the three months ended March 31, 2000 and 1999, respectively, an increase of 28.8%. The Company's net interest margin (tax equivalent net interest income as a percentage of earning assets) was 3.80% for the three months ended March 31, 2000 and 3.48% for the same period a year earlier. Net interest income increased due to the growth in average earning assets from $1.03 billion during the first quarter of 1999 to $1.21 billion during the first quarter of 2000.

     The increase in the net interest margin for the first quarter of 2000 was due to an increase in loans as a percentage of average earning assets and higher loan and securities yields, partially offset by an increase in average deposit and borrowing rates. However, if interest rates continue to increase, the repricing of existing certificates of deposit at maturity may result in lower net interest margins during the rest of 2000.

     Loans represented 55.2% of average earning assets during the first quarter of 2000 compared to 51.9% during the first quarter of 1999. The average loan yield was 9.20% during the first quarter of 2000, an increase of 0.48% from the average yield of 8.72% during the first quarter of 1999. Yields on investment securities were 7.18% for the first quarter of 2000 compared to 6.10% for the comparable period in 1999. Overall, the yield on earning assets was 8.28% for the three months ended March 31, 2000 compared to 7.44% for the first quarter in 1999. The improvement in yield was due to increases in the Prime rate during the past twelve months and a change in the earning asset mix with loans representing a greater percentage of earning assets during the first quarter of 2000, compared to the similar period in 1999. Based upon current economic conditions and interest rate trends, it is anticipated that earning asset yields will continue to increase during the second and third quarters of 2000.

     Average rates on deposits increased .28% from 4.52% in the first quarter of 1999 to 4.80% for the three months ended March 31, 2000. Average rates on borrowings were 5.48% and 5.08% for the first quarters of 2000 and 1999, respectively. Based upon prevailing interest rates, average rates on deposits are anticipated to continue to increase throughout the year.

ITEM 2 -- MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- (CONTINUED)

                                                          INTEREST BEARING ASSETS AND LIABILITIES
                                                              FOR THE QUARTER ENDED MARCH 31,
                                            --------------------------------------------------------------------
                                                          2000                                1999
                                            --------------------------------    --------------------------------
                                             AVERAGE                 AVERAGE     AVERAGE                 AVERAGE
                                             BALANCE     INTEREST     RATE       BALANCE     INTEREST     RATE
                                             -------     --------    -------     -------     --------    -------
                                                                   (DOLLARS IN THOUSANDS)
INTEREST-EARNING ASSETS
Federal Funds Sold......................        6,437         92      5.72%         6,424         78       4.86%
Securities Tax..........................      497,519      8,958      7.20%       463,472      6,921       5.97%
Securities T/E..........................       39,735        690      6.95%        23,956        515       8.60%
Commercial Loans........................      188,897      4,356      9.22%       154,686      3,269       8.45%
Commercial R/E..........................      321,642      7,599      9.45%       237,803      5,284       8.89%
Agriculture.............................       42,118        899      8.54%        32,770        698       8.52%
Consumer R/E............................       96,424      2,128      8.83%        93,097      1,908       8.20%
Consumer Install........................       20,182        411      8.15%        15,362        480      12.50%
                                            ---------     ------      ----      ---------     ------      -----
                                            1,212,954     25,133      8.28%     1,027,570     19,153       7.44%
                                            =========     ======      ====      =========     ======      =====
INTEREST-BEARING LIABILITIES
Interest Bearing DD.....................      108,234        882      3.26%        90,708        625       2.76%
MMDA/Savings............................      245,048      2,564      4.19%       207,124      1,794       3.46%
CD's < 100..............................      385,381      5,206      5.40%       383,052      5,164       5.39%
CD > 100................................       67,998        938      5.52%        65,037        830       5.10%
Public Funds............................       55,181        748      5.42%        26,224        312       4.76%
FF and Repos............................       33,353        460      5.52%        11,005        132       4.80%
FHLB Advances...........................      195,022      2,607      5.35%       101,000      1,268       5.02%
Notes and mortgage......................       11,064        210      7.59%         4,918         83       6.75%
                                            ---------     ------      ----      ---------     ------      -----
                                            1,101,281     13,615      4.96%       889,068     10,208       4.60%
                                            =========     ======      ====      =========     ======      =====
Net Interest/Spread.....................                  11,518      3.32%                    8,945       2.84%
                                                          ======      ====                    ======      =====
Margin..................................                              3.80%                                3.48%
                                                                      ====                                =====

ITEM 2 -- MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- (CONTINUED)

                                                                FOR THE QUARTER ENDED MARCH 31,
                                                                     2000 COMPARED TO 1999
                                                                --------------------------------
                                                                         CHANGE DUE TO:
                                                                 NET         VOLUME        RATE
                                                                 ---     --------------    ----
                                                                     (DOLLARS IN THOUSANDS)
INTEREST-EARNING ASSETS
Federal Funds Sold..........................................       14           --            14
Securities Tax..............................................    2,037          536         1,501
Securities T/E..............................................      175          289          (114)
Commercial Loans............................................    1,087          770           317
Commercial R/E..............................................    2,315        1,963           352
Agriculture.................................................      201          200             1
Consumer R/E................................................      220           70           150
Consumer Install............................................      (69)         126          (195)
                                                                -----        -----         -----
                                                                5,980        3,954         2,026
                                                                =====        =====         =====
INTEREST-BEARING LIABILITIES
Interest Bearing DD.........................................      257          132           125
MMDA/Savings................................................      770          360           410
CD's<100....................................................       42           31            11
CD>100......................................................      108           39            69
Public Funds................................................      436          387            49
FF and Repos................................................      328          305            23
FHLB Advances...............................................    1,339        1,252            87
Notes and mortgage..........................................      127          115            12
                                                                -----        -----         -----
                                                                3,407        2,621           786
                                                                =====        =====         =====
                                                                2,573        1,333         1,240
                                                                =====        =====         =====

PROVISION FOR LOAN LOSSES

     The Company's provision for loan losses was $355,000 for the first quarter of 2000 compared to $474,000 for the similar period in 1999. This decrease was primarily due to improvements in loan portfolio quality and a decline in non-performing assets during the first quarter of 2000. The allowance for loan losses as a percentage of total loans was 1.08% as of March 31, 2000 and 1.17% as of December 31, 1999.

OTHER INCOME

     Other income, excluding gains on securities available-for-sale and net trading account profits, was $1.4 million for the three months ended March 31, 2000 and $1.7 million for the same period in 1999. The most significant factor in the decrease in other income was a $300,000 gain on the sale of other real estate, which was completed as part of a loan workout during the first quarter of 1999. Excluding the sale of other real estate, other income was stable at $1.4 million for both the three months ended March 31, 2000 and 1999, respectively.

     Service charges and fees increased 4.5% or $34,000 from $763,000 in the first quarter of 1999 to $797,000 in the first quarter of 2000. Service charges and fees include service charges on deposit accounts which are expected to increase with future deposit growth.

     Commissions on insurance and investment brokerage activities increased $61,000 to $191,000 for the quarter ended March 31, 2000 compared to $130,000 for the quarter ended March 31, 1999. The increase in

ITEM 2 -- MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- (CONTINUED)

fees was primarily due to insurance activities of Porter Insurance Agency, Inc., and higher fees generated on investment brokerage activities.

     Mortgage banking fee income decreased to $51,000 during the first quarter of 2000 compared to $185,000 during the first quarter of 1999. Mortgage banking income is sensitive to interest rate levels, and the increase in rates during 1999 reduced demand for refinancing existing mortgages.

     Sales of securities available-for-sale resulted in a net gain of $52,000 in the first quarter of 2000 compared to a net gain of $192,000 for the comparable period in 1999. Securities available-for-sale are held for indefinite periods of time and include securities that will be used as a part of the Company's asset/liability management strategy. Such securities may be sold in response to changes in interest rates, liquidity needs or significant prepayment risk. Net trading account profits were $135,000 during the first quarter of 2000 compared to a gain of $14,000 for the comparable period in 1999.

OTHER EXPENSES

     Total other expenses increased 16.1% or $1.0 million from $6.2 million during the three months ended March 31, 1999 to $7.2 million during the first quarter of 2000.

     Salary and benefit expenses increased 13.2% or $478,000 from $3.6 million during the three months ended March 31, 1999 to $4.1 million for the first quarter of 2000. The increase in the full time equivalent number of employees (323 at March 31, 1999 and 337 at March 31, 2000), as well as salaries and benefits, was primarily due to the initial staffing and related compensation costs of a new banking center in Roselle, Illinois opened in February 2000, as well as staffing costs for banking centers in McHenry County which opened in May 1999 and Aledo in Mercer County acquired in December 1999.

     Based upon past experience, new banking centers may require 12-18 months to achieve breakeven levels due to the substantial initial costs for staffing, promotion and operations incurred during the first several months. As a result, other expenses during the first quarter 2000 reflects a significant portion of these expenses. It is anticipated that other expenses will not increase materially on a quarterly basis during the rest of 2000.

     Occupancy expenses increased $131,000 or 12.4% to $1.2 million during the first quarter of 2000 compared to $1.1 million in the first quarter of 1999. Increased depreciation and equipment expense related to new banking centers, as well as the construction and opening of a new headquarters for Midwest Bank of Western Illinois were primary factors in the higher occupancy expense levels in 2000.

     Expenses, other than salary and employee benefits and occupancy, increased $393,000 or 25.4% from $1.5 million in the first quarter of 1999 to $1.9 million in the first quarter of 2000. The increase in expenses was due primarily to start-up promotional expenses for new banking locations, outsourcing arrangements and general operating costs. In addition, other expenses in the first quarter of 2000 included an expense of $110,000 for the remaining undepreciated amount related to the original headquarters of Midwest Bank of Western Illinois donated to Monmouth, Illinois as a new City Hall in March 2000.

INCOME TAXES

     The Company recorded income tax expense of $1.8 million and $1.4 million for the quarters ended March 31, 2000 and 1999, respectively. The increase in income taxes was primarily due to the growth in pre-tax income in 2000 compared to 1999.

ITEM 2 -- MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- (CONTINUED)

FINANCIAL CONDITION

LOANS

     Total loans increased $44.4 million or 6.9% from $646.5 million at December 31, 1999 to $690.9 million as of March 31, 2000. Commercial loans decreased $4.3 million or 2.3% from $187.8 million as of December 31, 1999 to $183.5 million as of March 31, 2000. Commercial real estate loans increased 15.1% or $45.4 million to $345.4 million as of March 31, 2000 from $300.1 million as of December 31, 1999. Agricultural loans increased 6.5% or $2.8 million from $41.7 million at December 31, 1999 to $44.5 million as of March 31, 2000.

     Residential real estate loans increased $850,000 or 0.8% to $104.5 million as of March 31, 2000 from $103.7 million as of December 31, 1999. Consumer loans remained at $13.9 million as of March 31, 2000.

     Residential mortgage loans have previously been originated by the Company's mortgage banking subsidiary, Midwest One Mortgage Services, Inc., ("Midwest One Mortgage"). As of September 15, 1999, the operations and activities of Midwest One Mortgage were transferred to the Company's bank subsidiaries which will now handle all mortgage services. Most residential loans are sold in the secondary market. At any point in time, loans will be at various stages of the mortgage banking process. Included as part of residential real estate loans are loans held for sale which were $449,000 as of December 31, 1999 and $631,000 at March 31, 2000. The carrying value of these loans approximated their market value at that time.

     Based upon the Company's business strategy to increase loans, it is anticipated that commercial and commercial real estate loans will continue to represent an increasing percentage of earning assets during the rest of 2000.

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

     Following is a summary of changes in the allowance for loan losses for the three months ended March 31:

                                                             2000           1999
                                                             ----           ----
                                                               (IN THOUSANDS)
Balance, January 1........................................  $7,567         $6,576
Provision charged to operations...........................     355            474
Loans charged-off.........................................    (505)          (462)
Recoveries................................................      27             21
                                                            ------         ------
  Balance, March 31.......................................  $7,444         $6,609
                                                            ======         ======

     On a quarterly basis, management of each of the subsidiary banks, and the board of directors of the Company on a consolidated basis, meet to review the adequacy of the allowance for loan losses. The Company maintains an internal loan review function, which reviews commercial and consumer credits with the individual loan officers and assigns a risk rating grade. The grading system is in compliance with regulatory classifications, and the allowance is allocated to the loans based upon regulatory grading, except in instances where there are known differences (i.e. collateral value is minimal, etc.). Once the specific portion of the allocation is calculated, management then calculates a percentage of each category based upon the past five

ITEM 2 -- MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- (CONTINUED)

years of loan loss history. The unallocated portion of the allowance is determined based upon current economic conditions, trends in the portfolio, including delinquencies and impairments, as well as changes in the composition of the portfolio.

     The allowance for loan losses as a percentage of total loans was 1.08% as of March 31, 2000 and 1.17% as of December 31, 1999. In management's judgment, an adequate allowance for loan losses has been established.

NONACCRUAL AND NON-PERFORMING LOANS

     Nonaccrual loans decreased to $1.2 million as of March 31, 2000 from $1.6 million as of December 31, 1999. Most of the nonaccrual loans are related to several commercial loans which are being addressed by specific workout plans at this time.

     Non-performing loans include nonaccrual loans and accruing loans which are ninety days or more delinquent. Typically, these loans have adequate collateral protection or personal guaranties to provide a source of repayment to the bank. Non-performing loans were $2.1 million as of March 31, 2000 compared to $2.4 million at December 31, 1999. Non-performing loans were .31% and .37%, of total loans as of March 31, 2000 and December 31, 1999, respectively. Non-performing loans were .16% and .19% of total assets as of March 31, 2000 and December 31, 1999, respectively.

     Other real estate owned was $3.0 million and $2.7 million at March 31, 2000 and December 31, 1999, respectively. Other real estate owned was .22% and .21% of total assets as of March 31, 2000 and December 31, 1999, respectively. It is anticipated that other real estate owned will decrease in amount and as a percentage of total assets during the second quarter of 2000 due to the sale of specific properties.

SECURITIES

     Securities are classified as available-for-sale if they may be sold as part of the Company's asset/liability management strategy in response to changes in interest rates, liquidity needs, or significant prepayment risk. Securities available-for-sale are carried at fair value, with related unrealized net gains or losses, net of deferred income taxes, reported in accumulated other comprehensive income. As of March 31, 2000, net unrealized losses on securities available-for-sale were $11.4 million compared to $11.9 million at December 31, 1999. The decrease in net unrealized losses on securities available-for-sale resulted in a $528,000 increase in equity.

     Securities available-for-sale increased 5.8% to $532.4 million as of March 31, 2000, from $503.4 million as of December 31, 1999. U.S. Treasury and agency securities decreased $980,000 from $1.9 million as of December 31 1999 to $925,000 at March 31, 2000. Securities available-for-sale, representing obligations of states and political subdivisions, increased $5.2 million to $13.5 million at March 31, 2000. U.S. government agency mortgage-backed securities and collateralized mortgage obligations increased 1.4% or $6.8 million from $475.1 million as of December 31, 1999 to $481.9 million as of March 31, 2000. Equity securities were $36.1 million or 6.42% of securities at March 31, 2000. Equity securities included capital securities of bond-rated or credit equivalent community banks, Federal Home Loan Bank and Federal Reserve Bank stock as of March 31, 2000.

     Securities held-to-maturity were $29.6 million on an amortized cost basis at both March 31, 2000 and December 31, 1999. These securities were municipal bonds issued primarily by governmental agencies in the communities served by the Company and its subsidiary banks.

     No trading account securities were outstanding at March 31, 2000 or December 31, 1999.

DEPOSITS AND BORROWED FUNDS

     Total deposits of $985.9 million as of March 31, 2000 represented an increase of $15.0 million or 1.5% from $971.0 million as of December 31, 1999. Non-interest-bearing deposits were $111.9 million as of

ITEM 2 -- MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- (CONTINUED)

DEPOSITS AND BORROWED FUNDS -- (CONTINUED)
March 31, 2000, approximately $6.7 million lower than the $118.6 million in non-interest-bearing deposits as of December 31, 1999. Over the same period, interest-bearing deposits increased 2.5% or $21.6 million. The higher level of interest-bearing deposits was primarily due to a $20.1 million increase in certificates of deposits under $100,000.

     The Company's membership in the Federal Home Loan Bank System gives it the ability to borrow funds from the Federal Home Loan Bank of Chicago for short or long-term purposes under a variety of programs. The loans were used to fund growth and permit the bank subsidiaries to generally extend term maturities, reduce funding costs and manage interest rate risk exposures more effectively.

     Federal Home Loan Bank advances were $210 million and $169.5 million at March 31, 2000 and December 31, 1999, respectively. The weighted average rate for Federal Home Loan Bank advances was 5.35% during the three months ended March 31, 2000 compared to 5.02% for the three months ended March 31, 1999. Federal Home Loan Bank advances have a range of maturities between one and eight years.

     Borrowed funds at March 31, 2000 and December 31, 1999 are listed below:

                                                                2000          1999
                                                                ----          ----
                                                                  (IN THOUSANDS)
Federal Home Loan Bank (FHLB) advances to bank
  subsidiaries..............................................  $210,000      $169,500
Revolving line of credit to Midwest Banc Holdings, Inc.
  ($25,000,000 available)...................................    12,250         7,500
Mortgage payable............................................        75            75
Note issued to acquire Porter Insurance Agency, Inc.........        75            75
                                                              --------      --------
     Total notes payable....................................  $222,400      $177,150
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

CAPITAL RESOURCES

     Stockholders' equity increased $853,000 or 1.3% from $67.7 million at December 31, 1999 to $68.5 million at March 31, 2000. First quarter earnings in 2000 were largely offset by dividends and amounts used to repurchase outstanding common stock. In addition, the Company recorded a $528,000 decrease in accumulated other comprehensive losses.

     Under previously announced plans, the Company repurchased 117,654 shares of common stock during the first quarter of 2000 at prevailing market prices. The weighted average purchase price was $14.69 for stock repurchases in 2000. The amount repurchased was approximately $1.7 million and represented less than 1.1% of total shares outstanding and 2.5% of the total dollar amount of equity at March 31, 2000.

     The Company and its four subsidiary banks (the "Banks") are subject to regulatory capital requirements administered by federal banking agencies. Capital adequacy guidelines and prompt corrective action regulations involve quantitative measures of assets, liabilities, and certain off-balance-sheet items calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by regulators about components, risk weightings, and other factors, and the regulators can lower

ITEM 2 -- MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- (CONTINUED)

CAPITAL RESOURCES -- (CONTINUED)
classifications in certain areas. Failure to meet various capital requirements may result in regulatory action that could have a direct material effect on the financial statements.

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

     The Company and the Banks were categorized as well capitalized as of March 31, 2000. Management is not aware of any conditions or events since the most recent regulatory notification that would change the Company's or the Banks' categories.

Capital levels and minimum required levels (dollars in thousands):

                                                                       MINIMUM           MINIMUM
                                                                      REQUIRED         REQUIRED TO
                                                                     FOR CAPITAL         BE WELL
                                                     ACTUAL           ADEQUACY         CAPITALIZED
                                                 ---------------   ---------------   ---------------
      AS OF MARCH 31, 2000 (IN THOUSANDS)        AMOUNT    RATIO   AMOUNT    RATIO   AMOUNT    RATIO
      -----------------------------------        ------    -----   ------    -----   ------    -----
Total capital to risk weighted assets
  Company......................................  $82,684   10.9%   $60,809    8.0%   $76,011   10.0%
  Midwest Bank and Trust Company...............   41,818   12.1%    27,682    8.0%    34,602   10.0%
  Midwest Bank.................................   19,743   11.5%    13,770    8.0%    17,212   10.0%
  Midwest Bank of McHenry County...............   19,032   13.7%    11,094    8.0%    13,868   10.0%
  Midwest Bank of Western Illinois.............   11,088   10.8%     8,198    8.0%    10,248   10.0%
Tier I capital to risk weighted assets
  Company......................................   75,239    9.9%    30,404    4.0%    45,606    6.0%
  Midwest Bank and Trust Company...............   38,337   11.1%    13,841    4.0%    20,761    6.0%
  Midwest Bank.................................   18,266   10.6%     6,885    4.0%    10,327    6.0%
  Midwest Bank of McHenry County...............   17,630   12.7%     5,547    4.0%     8,321    6.0%
  Midwest Bank of Western Illinois.............   10,004    9.8%     4,099    4.0%     6,149    6.0%
Tier I capital to average assets
  Company......................................   75,239    5.9%    51,345    4.0%    64,181    5.0%
  Midwest Bank and Trust Company...............   38,337    6.8%    22,594    4.0%    28,242    5.0%
  Midwest Bank.................................   18,266    6.8%    10,706    4.0%    13,383    5.0%
  Midwest Bank of McHenry County...............   17,630    6.8%    10,336    4.0%    12,920    5.0%
  Midwest Bank of Western Illinois.............   10,004    5.3%     7,541    4.0%     9,426    5.0%

ITEM 2 -- MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- (CONTINUED)

CAPITAL RESOURCES -- (CONTINUED)

                                                                       MINIMUM           MINIMUM
                                                                      REQUIRED         REQUIRED TO
                                                                     FOR CAPITAL         BE WELL
                                                     ACTUAL           ADEQUACY         CAPITALIZED
                                                 ---------------   ---------------   ---------------
    AS OF DECEMBER 31, 1999 (IN THOUSANDS)       AMOUNT    RATIO   AMOUNT    RATIO   AMOUNT    RATIO
    --------------------------------------       ------    -----   ------    -----   ------    -----
Total capital to risk weighted assets
  Company......................................  $84,829   12.2%   $55,643    8.0%   $69,553   10.0%
  Midwest Bank and Trust Company...............   41,080   13.0%    25,292    8.0%    31,615   10.0%
  Midwest Bank.................................   17,851   11.4%    12,573    8.0%    15,716   10.0%
  Midwest Bank of McHenry County...............   17,581   14.2%     9,921    8.0%    12,401   10.0%
  Midwest Bank of Western Illinois.............   12,952   13.5%     7,670    8.0%     9,588   10.0%
Tier I capital to risk weighted assets
  Company......................................   77,263   11.1%   $27,821    4.0%   $41,732    6.0%
  Midwest Bank and Trust Company...............   37,487   11.9%    12,646    4.0%    18,969    6.0%
  Midwest Bank.................................   16,297   10.4%     6,286    4.0%     9,430    6.0%
  Midwest Bank of McHenry County...............   16,217   13.1%     4,960    4.0%     7,441    6.0%
  Midwest Bank of Western Illinois.............   11,897   12.4%     3,835    4.0%     5,753    6.0%
Tier I capital to average assets
  Company......................................   77,263    6.7%   $49,166    4.0%   $61,457    5.0%
  Midwest Bank and Trust Company...............   37,487    6.7%    22,432    4.0%    28,039    5.0%
  Midwest Bank.................................   16,297    6.5%    10,005    4.0%    12,506    5.0%
  Midwest Bank of McHenry County...............   16,217    6.6%     9,867    4.0%    12,232    5.0%
  Midwest Bank of Western Illinois.............   11,897    7.1%     6,689    4.0%     8,362    5.0%

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

     Net cash inflows provided by operations were $4.3 million for the three months ended March 31, 2000 compared to $4.5 million a year earlier. Net cash outflows from investing activities were $89.3 million in the first three months of 2000 compared to a net cash outflow of $20.9 million a year earlier. Cash inflows from financing activities for the three months ended March 31, 2000 were $84.8 million compared to a net inflow of $14.6 million in 1999.

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

     Interest received net of interest paid was a principal source of operating cash inflows for the three months ended March 31, 2000 and March 31, 1999, respectively. Management of investing and financing activities and market conditions determine the level and the stability of net interest cash flows. Management's policy is to mitigate the impact of changes in market interest rates to the extent possible so that balance sheet growth is the principal determinant of growth in net interest cash flows.

ITEM 3 -- QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

INTEREST RATE SENSITIVITY ANALYSIS

     The Company's overall interest rate sensitivity is demonstrated by net interest income analysis. Net interest income analysis measures the change in net interest income in the event of hypothetical changes in interest rates. This analysis assesses the risk of change in net interest income in the event of sudden and sustained 1.0% to 2.0% increases and decreases in market interest rates. The table below presents the Company's projected changes in net interest income for the various rate shock levels at March 31, 2000.

                                                                     NET INTEREST INCOME
                                                                ------------------------------
                                                                AMOUNT    $ CHANGE    % CHANGE
                                                                ------    --------    --------
                                                                    (DOLLARS IN THOUSANDS)
-200 bp.....................................................    43,693      1,575       3.74%
-100 bp.....................................................    43,262      1,144       2.72
Base........................................................    42,118         --         --
+100 bp.....................................................    40,819     (1,299)     (3.08)
+200 bp.....................................................    39,366     (2,752)     (6.53)

     As shown above, at March 31, 2000, the effect of an immediate 200 basis point increase in interest rates would decrease the Company's net interest income by 6.53% or $ 2.8 million. The effect of an immediate 200 basis point reduction in rates would increase the Company's net interest income by 3.74% or $1.6 million.

     The projected changes in the Company's net interest income for the various rate shock levels at March 31, 1999 were the following:

                                                                     NET INTEREST INCOME
                                                                ------------------------------
                                                                AMOUNT    $ CHANGE    % CHANGE
                                                                ------    --------    --------
                                                                    (DOLLARS IN THOUSANDS)
-200 bp.....................................................    36,991        874       2.42%
-100 bp.....................................................    36,634        517       1.43
Base........................................................    36,117         --         --
+100 bp.....................................................    35,769       (348)     (0.96)
+200 bp.....................................................    34,855     (1,262)     (3.49)

     Changes in the mix of earning assets and interest-bearing liabilities increased the Company's liability sensitivity during the past twelve months.

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

               SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES
                         LITIGATION REFORM ACT OF 1995

     This report contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The Company intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and is including this statement for the purpose of invoking these safe harbor provisions. Forward-looking statements, which are based on certain assumptions and describe future plans, strategies, and expectations of the Company, are generally identifiable by use of the words "believe," "expect," "intend," "anticipate," "estimate," "project," or similar expressions. The Company's ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Important factors which could cause actual events to differ from the company's expectations include, but are not limited to, fluctuations in interest rates and loan and deposit pricing, which could reduce the Company's net interest margins, asset valuations and expense expectations; a deterioration in the economy or business conditions, either nationally or in the Company's market areas that could increase credit-related losses and expenses; increases in defaults by borrowers and other loan delinquencies resulting in increases in the Company's provision for loan losses and related expenses; higher than anticipated costs related to the Company's new banking centers or slower than expected earning assets growth which could extend anticipated breakeven periods at these locations; significant increases in competition; legislative or regulatory changes applicable to bank holding companies or the Company's banking or other subsidiaries; and possible changes in tax rates, tax laws or tax law interpretation.

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

                                          MIDWEST BANC HOLDINGS, INC.
                                                       (Registrant)

                                          By:      /s/ ROBERT L. WOODS
                                            ------------------------------------
                                            Robert L. Woods,
                                            President and
                                            Chief Executive Officer

                                          By:     /s/ EDWARD H. SIBBALD
                                            ------------------------------------
                                            Edward H. Sibbald
                                            Senior Vice President and
                                            Chief Financial Officer

Date: May 8, 2000

EXHIBIT NO.            EXHIBIT
----------             -------

   27                  Financial Data Schedule