Form 10-Q
period 2000-06-30
MIDWEST BANC HOLDINGS INC
filed 2000-08-14
CIK 1051379

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
                  For the Quarterly Period Ended June 30, 2000

                         Commission File Number: 0-29598
                                                 -------

                                ----------------

                           MIDWEST BANC HOLDINGS, INC.
             (Exact name of Registrant as specified in its charter.)

              DELAWARE                                 36-3252484
  (State or other jurisdiction of        (I.R.S. Employer Identification Number)
   incorporation or organization)

            501 W. NORTH AVE.
          MELROSE PARK, ILLINOIS                         60160
 (Address of principal executive offices)              (Zip code)

                                 (708) 865-1053
              (Registrant's telephone number, including area code)

     Indicate by checkmark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

==================================== ===========================================
               CLASS                        OUTSTANDING AUGUST 8, 2000
------------------------------------ -------------------------------------------
        Common, par value $.01                       10,740,392
==================================== ===========================================

                           MIDWEST BANC HOLDINGS, INC.

                                    FORM 10-Q

                                TABLE OF CONTENTS



                                                                     Page Number
                                                                     -----------
                                     PART I

Item 1.  Financial Statements..................................................1

Item 2.  Management's Discussion and Analysis Of Financial Condition and
         Results of Operations................................................10

Item 3.  Quantitative and Qualitative Disclosures about Market Risk...........20

                                     PART II


Item 1.  Legal Proceedings....................................................22

Item 2.  Changes in Securities and Use of Proceeds............................22

Item 3.  Defaults upon Senior Securities......................................22

Item 4.  Submission of Matters to a Vote of Security Holders..................22

Item 5.  Other Information....................................................23

Item 6.  Exhibits and Reports on Form 8-K.....................................23

Form 10-Q  Signature Page.....................................................24

                           MIDWEST BANC HOLDINGS, INC.
                     CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                        (IN THOUSANDS, EXCEPT SHARE DATA)


                                                                         JUNE 30,      DECEMBER 31,
                                                                           2000            1999
                                                                       ----------      -----------

ASSETS:
Cash and cash equivalents.....................................         $   52,914       $   36,151
Securities available-for-sale.................................            503,726          503,442
Securities held-to-maturity...................................             29,382           29,626
Loans.........................................................            751,116          646,455
Allowance for loan losses.....................................             (7,937)          (7,567)
                                                                       ----------       ----------
   Net loans..................................................            743,179          638,888
Premises and equipment, net...................................             22,221           21,668
Other real estate.............................................              1,885            2,651
Goodwill......................................................              4,122            4,426
Other assets..................................................             37,775           19,610
                                                                       ----------       ----------
      Total assets............................................         $1,395,204       $1,256,462
                                                                       ==========       ==========

LIABILITIES AND STOCKHOLDERS' EQUITY LIABILITIES:
Deposits:
   Non-interest-bearing.......................................        $   122,619       $  118,553
   Interest-bearing...........................................            920,515          852,401
                                                                      -----------       ----------
   Total deposits.............................................          1,043,134          970,954
Securities sold under agreements to repurchase and federal
   funds purchased............................................             27,035           18,925
Advances from the Federal Home Loan Bank......................            220,500          169,500
Notes payable and other borrowings............................              4,450            7,650
Guaranteed preferred beneficial interest in the Company's
   junior subordinated debt...................................             20,000               --
Other liabilities.............................................              9,686           21,739
                                                                       ----------       ----------
      Total liabilities.......................................         $1,324,805       $1,188,768
                                                                       ==========       ==========

STOCKHOLDERS' EQUITY:
Preferred stock...............................................                 --               --
Common stock..................................................                114              114
Surplus.......................................................             29,654           29,704
Retained earnings.............................................             61,251           56,848
Accumulated other comprehensive loss..........................            (11,475)         (11,942)
Treasury stock, at cost (639,000 in 2000 and 494,346 shares in
   1999)......................................................             (9,145)          (7,030)
                                                                       ----------       ----------
      Total stockholders' equity..............................             70,399           67,694
                                                                       ==========       ==========
      Total liabilities and stockholders' equity..............         $1,395,204       $1,256,462
                                                                       ==========       ==========

      See accompanying notes to unaudited consolidated financial statements

                           MIDWEST BANC HOLDINGS, INC.
                  CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                    THREE MONTHS ENDED JUNE 30, 2000 AND 1999
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                                         2000        1999
                                                                                       --------    --------

INTEREST INCOME:
Loans ..............................................................................   $ 17,307    $ 12,402
Securities:
   Taxable .........................................................................      8,932       7,032
   Exempt from federal income taxes ................................................        471         353
Trading account securities .........................................................         --          13
Federal funds sold and other .......................................................        256          90
                                                                                       --------    --------
      Total interest income ........................................................     26,966      19,890
                                                                                       ========    ========

INTEREST EXPENSE:
Deposits ...........................................................................     11,340       8,927
Advances from the Federal Home Loan Bank ...........................................      3,156       1,272
Notes payable and other borrowings .................................................        720         239
Guaranteed preferred beneficial interest in the Company's junior subordinated debt..        128          --
                                                                                       --------    --------
      Total interest expense .......................................................     15,344      10,438
                                                                                       ========    ========

Net interest income ................................................................     11,622       9,452
Provision for loan losses ..........................................................        535         405
                                                                                       --------    --------
Net interest income after provision for loan losses ................................     11,087       9,047
                                                                                       ========    ========

OTHER INCOME:
Service charges on deposits ........................................................        950         837
Net gains on securities transactions ...............................................        239          15
Net trading account profits ........................................................         (3)        (10)
Mortgage loan originations fees ....................................................         15         298
Trust income .......................................................................        162         145
Insurance and brokerage commissions ................................................        157         275
Other income .......................................................................        408          49
                                                                                       --------    --------
      Total other income ...........................................................      1,928       1,609
                                                                                       ========    ========

OTHER EXPENSES:
Salaries and employee benefits .....................................................      4,153       3,715
Occupancy expense, net .............................................................      1,205       1,088
Professional services ..............................................................        405         397
Marketing ..........................................................................        334         219
Other expenses .....................................................................      1,111         943
                                                                                       --------    --------
      Total other expenses .........................................................      7,208       6,362
                                                                                       ========    ========

Income before income taxes .........................................................      5,807       4,294
Provision for income taxes .........................................................      2,114       1,514
                                                                                       --------    --------
NET INCOME .........................................................................   $  3,693    $  2,780
                                                                                       ========    ========

Basic earnings per share ...........................................................   $   0.34    $   0.25
                                                                                       ========    ========
Diluted earnings per share .........................................................   $   0.34    $   0.25
                                                                                       ========    ========

      See accompanying notes to unaudited consolidated financial statements

                           MIDWEST BANC HOLDINGS, INC.
           CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
                    THREE MONTHS ENDED JUNE 30, 2000 AND 1999
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)



                                                                      2000       1999
                                                                    -------    -------

Net Income .......................................................  $ 3,693    $ 2,780
                                                                    =======    =======

Net decrease in fair value of securities classified as available-
  for-sale, net of income taxes and reclassification adjustments..      (61)    (4,564)
                                                                    -------    -------

Comprehensive Income (Loss) ......................................  $ 3,632    $(1,784)
                                                                    =======    =======

      See accompanying notes to unaudited consolidated financial statements

                           MIDWEST BANC HOLDINGS, INC.
                  CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                     SIX MONTHS ENDED JUNE 30, 2000 AND 1999
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                                      2000     1999
                                                                                     -------  -------

INTEREST INCOME
Loans ............................................................................   $32,632   $24,041
Securities:
   Taxable .......................................................................    17,887    14,020
   Exempt from federal income taxes ..............................................       920       552
Trading account securities .......................................................         3        21
Federal funds sold and other .....................................................       348       168
                                                                                     -------   -------
      Total interest income ......................................................    51,790    38,802
                                                                                     =======   =======

INTEREST EXPENSE
Deposits .........................................................................    21,678    17,653
Advances from the Federal Home Loan Bank .........................................     5,763     2,540
Notes payable and other borrowings ...............................................     1,390       454
Guaranteed preferred beneficial interest in the Company's junior subordinated debt       128        --
                                                                                     -------   -------
      Total interest expense .....................................................    28,959    20,647
                                                                                     =======   =======

Net interest income ..............................................................    22,831    18,155
Provision for loan losses ........................................................       890       879
                                                                                     -------   -------
Net interest income after provision for loan losses ..............................    21,941    17,276
                                                                                     =======   =======

OTHER INCOME
Service charges on deposits ......................................................     1,747     1,600
Net gains on securities transactions .............................................       291       207
Net trading account profits ......................................................       132         5
Mortgage loan origination fees ...................................................        66       484
Trust income .....................................................................       327       304
Insurance and brokerage commissions ..............................................       348       329
Other income .....................................................................       594       581
                                                                                     -------   -------
      Total other income .........................................................     3,505     3,510
                                                                                     =======   =======

OTHER EXPENSES
Salaries and employee benefits ...................................................     8,240     7,324
Occupancy expense, net ...........................................................     2,391     2,144
Professional services ............................................................       848       774
Marketing ........................................................................       582       385
Other expenses ...................................................................     2,357     1,944
                                                                                     -------   -------
      Total other expenses .......................................................    14,418    12,571
                                                                                     =======   =======

Income before income taxes .......................................................    11,028     8,215
Provision for income taxes .......................................................     3,932     2,913
                                                                                     -------   -------

NET INCOME .......................................................................   $ 7,096   $ 5,302
                                                                                     =======   =======

Basic earnings per share .........................................................   $  0.66   $  0.48
                                                                                     =======   =======
Diluted earnings per share .......................................................   $  0.65   $  0.48
                                                                                     =======   =======

      See accompanying notes to unaudited consolidated financial statements

                           MIDWEST BANC HOLDINGS, INC.
           CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
                     SIX MONTHS ENDED JUNE 30, 2000 AND 1999
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                     2000      1999
                                                                    -------   -------


Net Income ......................................................   $ 7,096   $ 5,302
                                                                    =======   =======

Net decrease in fair value of securities classified as available-
   for-sale, net of income taxes and reclassification adjustments       467    (5,128)
                                                                    -------   -------

Comprehensive Income (Loss) .....................................   $ 7,563   $   174
                                                                    =======   =======

      See accompanying notes to unaudited consolidated financial statements

                           MIDWEST BANC HOLDINGS, INC.
           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (UNAUDITED)
                     SIX MONTHS ENDED JUNE 30, 2000 AND 1999
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)


                                                                         ACCUMULATED
                                                                           OTHER                   TOTAL
                                        COMMON                RETAINED  COMPREHENSIVE TREASURY  STOCKHOLDERS
                                         STOCK     SURPLUS    EARNINGS      LOSS       STOCK       EQUITY
                                        ------    --------    --------  ------------- --------  ------------


Balance, January 1, 1999 .............   $  114   $ 29,704    $ 48,795    $   (522)   $   (462)   $ 77,629
Cash dividends declared ($0.15 per
   share) ............................       --         --      (1,658)         --          --      (1,658)
Purchase of 276,396 shares of
   treasury stock ....................       --         --          --          --      (4,543)     (4,543)
Comprehensive income
   Net income ........................       --         --       5,302          --          --       5,302
   Net decrease in fair value of
      securities classified as
      available-for-sale, net of
      income taxes and
      reclassification adjustments ...       --         --          --      (5,128)         --      (5,128)
                                         ------   --------    --------    --------    --------    --------
        Total comprehensive
           income ....................       --         --          --          --          --         174
                                         ------   --------    --------    --------    --------    --------

Balance, June 30, 1999 ...............   $  114   $ 29,704    $ 52,439    $ (5,650)   $ (5,005)   $ 71,602
                                         ======   ========    ========    ========    ========    ========

Balance, January 1, 2000 .............   $  114   $ 29,704    $ 56,848    $(11,942)   $ (7,030)   $ 67,694
Cash dividends declared ($0.25 per
   share) ............................       --         --      (2,693)         --          --      (2,693)
Purchase of 155,654 shares of
   treasury stock ....................       --         --          --          --      (2,271)     (2,271)
Issuance of stock in connection
   with exercise of 11,000 stock
   options ...........................       --        (50)         --          --         156         106
Comprehensive income
Net income ...........................       --         --       7,096          --          --       7,096
Net decrease in fair value of
   securities classified as available-
   for-sale, net of income taxes and
   reclassification adjustments ......       --         --          --         467          --         467
                                         ------   --------    --------    --------    --------    --------
      Total comprehensive income .....       --         --          --          --          --       7,563
                                         ------   --------    --------    --------    --------    --------

Balance, June 30, 2000 ...............   $  114   $ 29,654    $ 61,251    $(11,475)   $ (9,145)   $ 70,399
                                         ======   ========    ========    ========    ========    ========

      See accompanying notes to unaudited consolidated financial statements

                           MIDWEST BANC HOLDINGS, INC.
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                     SIX MONTHS ENDED JUNE 30, 2000 AND 1999
                                 (IN THOUSANDS)


                                                                            2000         1999
                                                                         ---------    ---------

CASH FLOWS FROM OPERATING ACTIVITIES
Net income ...........................................................   $   7,096    $   5,302
ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH PROVIDED BY
   OPERATING ACTIVITIES
   Depreciation ......................................................       1,298        1,110
   Provision for loan losses .........................................         890          879
   Proceeds from sales of trading account securities, net ............         132       (1,919)
   Net gain on sale of securities ....................................        (291)        (207)
   Net trading account profits .......................................        (132)          (5)
   Net proceeds from sales of real estate loans originated for sale ..        (477)       2,854
   Gain on sale of other real estate .................................        (229)        (300)
   (Increase)/decrease in other assets ...............................     (16,552)         680
   Increase/(decrease) in other liabilities ..........................     (12,053)         558
                                                                         ---------    ---------
      Net cash from operating activities .............................     (20,318)       8,952

CASH FLOWS FROM INVESTING ACTIVITIES
   Proceeds from sales and maturities of securities available-for-sale      51,255      115,836
   Principal payments on securities available-for-sale ...............      26,014       67,612
   Purchase of securities available-for-sale .........................     (78,024)    (192,686)
   Purchase of securities held-to-maturity ...........................        (870)      (3,699)
   Maturities of securities held-to-maturity .........................       1,114        1,027
   Net increase in loans .............................................    (104,294)     (68,911)
   Proceeds from sale of other real estate ...........................       1,405        1,019
   Property and equipment expenditures, net ..........................      (1,851)      (2,047)
                                                                         ---------    ---------
      Net cash from investing activities .............................    (105,251)     (81,849)

CASH FLOWS FROM FINANCING ACTIVITIES
   Net increase in deposits ..........................................      72,180       70,559
   Issuance of guaranteed beneficial interest in the Company's
      junior subordinated debt, net of debt issuance costs ...........      19,100         --
   Net bank borrowings ...............................................      47,800       (1,000)
   Dividends paid ....................................................      (2,693)      (1,658)
   Securities sold under agreements to repurchase and federal funds
      purchased ......................................................       8,110        3,822
   Treasury stock activity, net ......................................      (2,165)      (4,543)
                                                                         ---------    ---------
   Net cash from financing activities ................................     142,332       67,180
                                                                         ---------    ---------

Increase (Decrease) in cash and cash equivalents .....................      16,763       (5,717)

Cash and cash equivalents at beginning of period .....................      36,151       40,253
                                                                         ---------    ---------

Cash and cash equivalents at end of period ...........................   $  52,914    $  34,536
                                                                         =========    =========

      See accompanying notes to unaudited consolidated financial statements

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

     The annualized results of operations for the three months and six months ended June 30, 2000 are not necessarily indicative of the results expected for the full year ending December 31, 2000.


NOTE 2 - EARNINGS PER SHARE

     For purposes of per share calculations, the Company had 10,740,392 and 11,002,996 shares of common stock outstanding at June 30, 2000 and 1999, respectively, and 10,885,046 shares outstanding at December 31, 1999. Basic earnings per share for the three months and six months ended June 30, 2000 and 1999 were computed by dividing net income by the weighted average number of shares outstanding. Diluted earnings per share for the three and six months ended June 30, 2000 and 1999 were computed by dividing net income by the weighted average number of shares outstanding, adjusted for the dilutive effect of the stock options. Computations for basic and diluted earnings per share are provided below.


                                     2000 QTD  1999 QTD  2000 YTD  1999 YTD
                                     --------  --------  --------  --------
                                                 (IN THOUSANDS)

BASIC
 Net income ......................   $ 3,693   $ 2,780   $ 7,096   $ 5,302
                                     =======   =======   =======   =======
 Weighted average common shares
    outstanding ..................    10,747    11,050    10,793    11,115
                                     =======   =======   =======   =======
 Basic earnings per common share .   $  0.34   $  0.25   $  0.66   $  0.48
                                     =======   =======   =======   =======

DILUTED
 Net income ......................   $ 3,693   $ 2,780   $ 7,096   $ 5,302
                                     =======   =======   =======   =======
 Weighted average common shares
    outstanding ..................    10,747    11,050    10,793    11,115
 Diluted effect of stock options .        22        10        26        20
                                     -------   -------   -------   -------
 Dilutive average common shares ..    10,769    11,060    10,819    11,135
 Diluted earnings per common share   $  0.34   $  0.25   $  0.65   $  0.48
                                     =======   =======   =======   =======


     Options to purchase 141,500 shares at $17.88, 47,488 shares at $16.13 and 65,044 shares at $15.88 were outstanding at June 30, 2000. These options were not included in the computation of diluted earnings per share because the options' exercise price was greater than the average market price of the common stock and were, therefore, antidilutive.

NOTE 3 - STOCK OPTIONS

     During the first quarter of 2000, 100,276 options were granted at an exercise price of $13.63. 11,000 stock options were exercised during the second quarter of 2000. 7,500 of the exercised options were granted at $8.13, and 3,500 of the exercised options of 2000 were granted at $12.75. 37,005 options were forfeited during the second quarter of 2000. The total stock options outstanding were 417,303 at varying exercise prices ranging between $8.13 and $17.88 with expiration dates between 2006 and 2010.


NOTE 4 - ISSUANCE OF TRUST PREFERRED SECURITIES

     In May 2000, the Company formed MBHI Capital Trust I (the "Trust"). The Trust is a statutory business trust formed under the laws of the State of Delaware and is wholly-owned by the Company. In June 2000, the Trust issued 10% preferred securities with an aggregate liquidation amount of $20,000,000 ($25 per preferred security) to third-party investors. The Company then issued 10% junior subordinated debentures aggregating $20,000,000 to the Trust. The junior subordinated debentures are the sole assets of the Trust. The junior subordinated debentures and the preferred securities pay distributions and dividends, respectively, on a quarterly basis, which are included in interest expense. The junior subordinated debentures will mature on June 7, 2030, at which time the preferred securities must be redeemed. The junior subordinated debentures and preferred securities can be redeemed contemporaneously, in whole or in part, beginning June 7, 2005 at a redemption price of $25 per preferred security. The Company has provided a full, irrevocable and unconditional guarantee on a subordinated basis of the obligations of the Trust under the preferred securities in the event of the occurrence of an event of default, as defined in such guarantee. Debt issuance costs totaling $200,000 were capitalized related to the offering and are being amortized over the estimated life of the junior subordinated debentures.


NOTE 5 - NEW ACCOUNTING STANDARDS

     Beginning January 1, 2001, Statement on Financial Accounting Standards No. 133 (the "Statement") on derivatives will require all derivatives to be recorded at fair value in the balance sheet. Unless designated as hedges, changes in these fair values will be recorded in the income statement. Fair value changes involving hedges will generally be recorded by offsetting gains and losses on the hedge, and on the hedged item, even if fair value of the hedged item is not otherwise recorded. Since the Company has no significant derivative instruments or hedging activities, adoption of the Statement is not expected to have a material effect on the Company's financial statements, but the effect will depend on derivative holdings when this standard applies.


NOTE 6 - RECENT REGULATORY DEVELOPMENTS

     On November 12, 1999, the Gramm-Leach-Bliley Act (the "GLB Act") was enacted. The GLB Act amended or repealed certain provisions of the Glass-Steagall Act and other legislation that restricted the ability of bank holding companies, securities firms and insurance companies from affiliating with one another. Further, the GLB Act expanded the kinds of activities in which bank holding companies may engage by allowing well managed and well capitalized bank holding companies to be designated as "financial holding companies". In addition, the GLB Act contains provisions intended to safeguard consumer financial information in the hands of financial service providers. Among other things, it will require such entities to disclose their privacy policies to their customers and allow customers to "opt out" of having their financial service providers disclose their confidential financial information to third parties, subject to certain exceptions. As of June 30, 2000, the federal regulatory agencies have issued certain final regulations under the GLB Act, although other regulations remain in draft form. However, it is not anticipated that the GLB Act will have a material adverse effect on the operations or prospects of the Company and its subsidiaries.


                ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


            RESULTS OF OPERATIONS - THREE MONTHS AND SIX MONTHS ENDED
                             JUNE 30, 2000 AND 1999

     Consolidated net income for the second quarter of 2000 was $3.7 million or $0.34 per share, a 32.8% increase compared to $2.8 million or $0.25 per share for the second quarter of 1999. Earnings per share for the three months ended June 30, 2000 was 36.0% higher than for the comparable period in 1999. Consolidated net income for the six months ended June 30, 2000 was $7.1 million or $0.65 per diluted share, a 33.8% increase compared to $5.3 million for the similar period in 1999. Diluted earnings per share for the six months ended June 30, 2000 was 35.4% higher than for the comparable period in 1999.

     Net interest income increased 23.0% to $11.6 million in the second quarter of 2000 compared to $9.5 million in the second quarter of 1999. During the six months ended June 30, 2000, net interest income increased 25.8% to $22.8 million compared to $18.2 million for the comparable period in 1999. Noninterest income increased 19.8% to $1.9 million and noninterest expense increased 13.3% to $7.2 million in the second quarter of 2000. Noninterest income was unchanged for the six months ended June 30, 2000 compared to the similar period in 1999. Noninterest expense for the six months ended June 30, 2000 compared to the similar period in 1999 increased by $1.8 million or 14.3%.

Net Interest Income
-------------------

     Net interest income was $11.6 million and $9.5 million during the three months ended June 30, 2000 and 1999, respectively, an increase of 23.0%. During the six months ended June 30, 1999, net interest income increased $4.7 million or 25.8% to $22.8 million in 2000 compared to $18.2 million for the similar period in 1999. The Company's net interest margin (tax equivalent net interest income as a percentage of earning assets) was 3.75% for the three months ended June 30, 2000 compared to 3.63% for the comparable period in 1999. During the six months ended June 30, 2000, the net interest margin was 3.78% compared to 3.57% for the similar period in 1999. Net interest income increased due to the growth in average earning assets from $1.06 billion during the second quarter of 1999 to $1.27 billion for the three months ended June 30, 2000. This increase was offset in part by an increase in interest-bearing liabilities of $232.7 million. During the six months ended June 30, 1999, average earning assets increased 19.1% from $1.04 billion in 1999 to $1.24 billion in 2000. In addition, interest-bearing liabilities increased by $224.4 million compared to the similar period in 1999.

     The average loan yield was 9.60% during the second quarter of 2000, an increase of 10.6% from 8.68% during the comparable period in 1999. For the six months ended June 30, 2000, the average loan yield was 9.42%, an increase of 7.5% from 8.76% in 1999.

     Yields on securities were 7.24%, an increase of 16.0% from 6.24% during the comparable period in 1999. During the six months ended June 30, 2000, securities yields increased 17.6% to 7.20% from 6.12% in 1999.

     Yields on earning assets increased 13.2% to 8.56% during the second quarter of 2000 compared to 7.56% for the second quarter of 1999. The increase in yields on earning assets was offset by an increase of 16.8% in average rates on deposits and borrowings. Average rates on deposits increased 14.4% to 5.08% for the three months ended June 30, 2000 from 4.44% for the comparable period in 1999. For the six months ended June 30, 2000, average rates on deposits increased 10.7% to 4.96% compared to 4.48% for the comparable period in 1999. Average rates on borrowings were 5.96% for the second quarter of 2000 compared to 5.08% in the comparable period in 1999. For the six months ended June 30, 2000, the average rates on borrowings were 5.74% compared to 5.10% for the similar period in 1999. Based on the current economic conditions and interest rate trends, it is anticipated that yields on interest earning assets and interest-bearing liabilities will continue to increase during the third quarter of 2000.

     The quarter-to-date net interest margin calculation for June 30, 2000 and 1999 is shown below:


                                                2000                                    1999
                               -------------------------------------    ------------------------------------
                                 AVERAGE                     AVERAGE      AVERAGE                    AVERAGE
                                 BALANCE      INTEREST         RATE       BALANCE      INTEREST        RATE
                               ----------    ----------      -------    ----------    ----------     -------
                                                             (DOLLARS IN THOUSANDS)


INTEREST-EARNING ASSETS
-----------------------

Federal Funds Sold .........   $   16,181    $      255         6.30%   $    7,210    $       90        4.99%
Securities Tax .............      492,404         8,932         7.26       452,621         7,045        6.23
Securities T/E .............       41,468           725         6.99        32,134           535        6.66
Commercial Loans ...........      189,357         4,639         9.80       169,903         3,492        8.22
Commercial R/E .............      367,425         9,074         9.88       254,728         5,747        9.02
Agriculture ................       45,917           986         8.59        35,305           721        8.17
Consumer R/E ...............      106,140         2,455         9.25        95,075         1,931        8.12
Consumer Install ...........       14,065           223         6.34        15,800           511       12.94
                               ----------    ----------        -----    ----------    ----------       -----
                               $1,272,957    $   27,289         8.56%   $1,062,776    $   20,072        7.56%
                               ==========    ==========        =====    ==========    ==========       =====

INTEREST-BEARING LIABILITIES
----------------------------

Interest Bearing DDA .......      108,876           918         3.37%       94,634           681        2.88%
MMDA/Savings ...............      245,108         2,707         4.42       229,435         2,038        3.55
CD's < 100 .................      415,534         5,942         5.72       371,249         4,926        5.31
CD>100 .....................       59,765           897         6.00        63,521           750        4.72
Public Funds ...............       60,614           876         5.78        48,190           532        4.42
FF and Repos ...............       32,668           505         6.18        13,100           150        4.58
FHLB Advances ..............      219,654         3,155         5.75       100,564         1,272        5.06
Notes & Debentures .........       16,645           344         8.27         5,429            89        6.56
                               ----------    ----------        -----    ----------    ----------       -----
                               $1,158,864    $   15,344         5.28%   $  926,122    $   10,438        4.52%
                               ==========    ==========        =====    ==========    ==========       =====
Net Interest/Spread ........                     11,945         3.28%                      9,634        3.04%
                                             ==========        =====                  ==========       =====
Margin .....................                                    3.75%                                   3.63%
                                                               =====                                   =====

     The year-to-date net interest margin calculation for June 30, 2000 and 1999 is shown below:


                                                2000                                    1999
                               -------------------------------------    ------------------------------------
                                 AVERAGE                     AVERAGE      AVERAGE                    AVERAGE
                                 BALANCE      INTEREST         RATE       BALANCE      INTEREST        RATE
                               ----------    ----------      -------    ----------    ----------     -------
                                                             (DOLLARS IN THOUSANDS)


INTEREST-EARNING ASSETS
-----------------------

Federal Funds Sold .........   $   11,311    $      348         6.15%   $    7,002    $     168      4.80%
Securities Tax .............      494,987        17,890         7.23       456,875       14,041      6.08
Securities T/E .............       40,602         1,415         6.97        31,510        1,050      6.66
Commercial Loans ...........      189,126         8,995         9.51       159,720        6,761      8.47
Commercial R/E .............      344,533        16,673         9.68       245,280       11,030      8.99
Agriculture ................       44,018         1,884         8.56        34,056        1,419      8.33
Consumer R/E ...............      104,625         4,583         8.76        94,044        3,840      8.17
Consumer Install ...........       13,781           634         9.20        15,505          992     12.80
                               ----------    ----------        -----    ----------    ---------     -----
                               $1,242,983    $   52,422         8.44%   $1,042,992    $  39,301      7.50%
                               ==========    ==========        =====    ==========    =========     =====

INTEREST-BEARING LIABILITIES
----------------------------

Interest Bearing DDA .......   $  108,555    $    1,800         3.32%   $   93,373    $   1,306      2.80%
MMDA/Savings ...............      245,078         5,271         4.30       218,682        3,833      3.51
CD's < 100 .................      400,457        11,153         5.57       378,042       10,091      5.34
CD>100 .....................       63,882         1,830         5.73        62,488        1,579      5.05
Public Funds ...............       57,898         1,624         5.61        35,477          844      4.76
FF and Repos ...............       32,902           965         5.87        11,445          281      4.91
FHLB Advances ..............      207,338         5,763         5.56       100,790        2,540      5.04
Notes & Debentures .........       13,855           553         7.98         5,267          173      6.57
                               ----------    ----------        -----    ----------    ---------     -----
                               $1,129,965    $   28,959         5.12%   $  905,564    $  20,647      4.56%
                               ==========    ==========        =====    ==========    =========     =====
Net Interest/Spread ........                 $   23,463         3.32%                 $  18,654      2.94%
                                             ==========        =====                  =========     =====
Margin .....................                                    3.78%                                3.55%
                                                               =====                                =====

Provision for Loan Losses
-------------------------

     The Company's provision for loan losses was $535,000 for the second quarter of 2000 compared to $405,000 for the similar period in 1999. For the six months ended June 30, 2000, the provision for losses was $890,000 compared to $879,000 for the comparable period in 1999. This slight increase in the provision was due to an increase in nonaccrual loans at June 30, 2000 from March 31, 2000, and an increase in nonperforming loans from December 31, 1999.

     The allowance for loan losses as a percentage of total loans was 1.06% as of June 30, 2000 and 1.17% as of December 31, 1999.

Other Income
------------

     Other income, excluding securities gains, was $1.7 million for the three months ended June 30, 2000, an increase of $87,000, or 5.4% over the comparable period in 1999. For the six months ended June 30, 2000, other income excluding securities gains, was $3.1 million, a decrease of $216,000 or 6.5% compared to $3.3 million for the comparable period in 1999. Gains on the sale of other real estate were $229,000 and $300,000 for the six months ended June 30, 2000 and 1999, respectively.

     Service charges and fees increased 13.5%, or $113,000, to $950,000 in the second quarter of 2000 from $837,000 in the second quarter 1999. Year to date, service charges and fees increased 9.2%, or $147,000, to $1.7 million in 2000 compared to $1.6 million for the comparable period in 1999. Service charges and fees include service charges on deposit accounts which are expected to increase with future deposit growth.

     Insurance and investment brokerage commissions decreased $118,000 from $275,000 for the second quarter of 1999 to $157,000 for the second quarter of 2000. For the six months ended June 30, 2000, insurance and investment brokerage commissions increased $19,000 to $348,000 compared to $329,000 for the first six months of 1999.

     Mortgage loan origination fees decreased 95.0% to $15,000 during the second quarter of 2000. Year to date, mortgage loan origination fees decreased $418,000 in 2000. This is primarily a result of the Company's decision in September 1999 to dissolve its unprofitable mortgage banking subsidiary. Currently, the Company's subsidiary banks directly market secondary mortgage products to their respective customers.

     Sales of securities available-for-sale resulted in net gains of $239,000 in the second quarter of 2000 compared to $15,000 for the comparable period in 1999. For the six months ended June 30, 2000, gains on the sale of securities were $291,000 compared to $207,000 for the first six months of 1999. Securities available-for-sale are held in a manner which allows for their sale in response to changes in interest rates, liquidity needs or significant prepayment risk. Net trading account losses were $2,000 and $10,000 during the second quarters of 2000 and 1999, respectively. Year to date, net trading account gains were $132,000 and $5,000 in 2000 and 1999, respectively.

Other Expenses
--------------

     Total other expenses increased 13.3%, or $845,000, to $7.2 million during the second quarter of 2000 compared to $6.4 million for the comparable period in 1999. For the six months ended June 30, 2000, total other expenses increased 14.7%, or $1.8 million to $14.4 million from $12.6 million in 1999.

     Salary and benefit expenses increased 11.8% or $439,000 to approximately $4.2 million for the second quarter of 2000 compared to $3.7 million for the similar period in 1999. For the six months ended June 30, 2000, salary and benefit expenses increased $916,000 or 12.5% to $8.2 million from $7.3 million for the comparable period in 1999. The full-time equivalent number of employees was 344 as of June 30, 2000 compared to 336 as of June 30, 1999. The increase in the full time equivalent number of employees, as well as salaries and benefits, was primarily due to the initial staffing and related compensation costs of two new banking centers in Roselle, Illinois in February 2000 and Aledo, Illinois in December 1999.

     Occupancy expenses increased $117,000 or 10.8% to $1.2 million during the second quarter of 2000 compared to $1.1 million for the comparable period in 1999. For the six months ended June 30, 2000, occupancy expenses increased $247,000 or 11.5% to $2.4 million from $2.1 million in the first six months of 1999. Midwest Bank of Western Illinois constructed a new facility, which opened in January 2000. In February 2000, the Roselle, Illinois banking center opened.

     Expenses, other than salary and employee benefits and occupancy, increased $289,000 or 18.5% to $1.8 million in the second quarter of 2000 from $1.6 million for the similar period in 1999. Other expenses increased $684,000 or 22.0% to $3.8 million for the six months ended June 30, 2000 from $3.1 million for the comparable period in 1999. The increase in expenses was due primarily to start-up promotional expenses for new banking locations, outsourcing arrangements and general operating costs. In addition, other expenses for the six months ended June 30, 2000 included an expense of $110,000 for the remaining undepreciated amount related to the original headquarters of Midwest Bank of Western Illinois donated to the City of Monmouth, Illinois as a new City Hall in March 2000.

Income Taxes
------------

     The Company recorded income tax expense of $2.1 million and $1.5 million for quarters ended June 30, 2000 and 1999, respectively. Year to date, the provision for income taxes increased $1.0 million or 35.0%. The increase in income taxes was due to the growth in pre-tax income in 2000.

FINANCIAL CONDITION

Loans
-----

     Total loans increased $104.7 million or 16.2% to $751.1 million as of June 30, 2000 from $646.5 million as of December 31, 1999. Commercial loans increased $3.8 million or 2.0% to $191.6 million as of June 30, 2000 compared to $187.8 million as of December 31, 1999. Commercial real estate loans increased 30.1% or $90.4 million to $390.5 million as of June 30, 2000 from $300.1 million as of December 31, 1999. Agricultural loans increased 11.8% or $4.9 million to $46.7 million as of June 30, 2000 from $41.7 million as of December 31, 1999.

     Consumer real estate loans increased $5.1 million or 5.0% to $108.8 million as of June 30, 2000 from $103.7 million as of December 31, 1999. Consumer loans increased 4.4% to $14.5 million as of June 30, 2000 compared to $13.9 million as of December 31, 1999.

     Consumer mortgage loans have previously been originated by the Company's mortgage banking subsidiary, Midwest One Mortgage Services, Inc. ("Midwest One Mortgage"). As of September 15, 1999, the operations and activities of Midwest One Mortgage were transferred to the Company's subsidiary banks which now handle all mortgage services. Most mortgage loans are sold in the secondary market. At any point in time, loans will be at various stages of the mortgage banking process. Included as part of consumer real estate loans are loans held for sale which were $449,000 as of December 31, 1999 and $926,000 at June 30, 2000. The carrying value of these loans approximated their market value at that time.

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

     Following is a summary of changes in the allowance for loan losses for the six months ended June 30:


                                   2000       1999
                                  -------    -------
                                (DOLLARS IN THOUSANDS)



Balance, January 1 ............   $ 7,567    $ 6,576
Provision charged to operations       890        879
Loans charged-off .............      (571)      (715)
Recoveries ....................        51        103
                                  -------    -------
 Balance, June 30 .............   $ 7,937    $ 6,843
                                  =======    =======

     On a quarterly basis, the management of each subsidiary bank, and the board of directors of the Company on a consolidated basis, meet to review the adequacy of the allowance for loan losses. The Company maintains an internal loan review function, which reviews commercial and consumer credits with the individual loan officers and assigns a risk rating grade. The grading system is in compliance with regulatory classifications, and the allowance is allocated to the loans based upon regulatory grading, except in instances where there are known differences (i.e. collateral value is minimal, etc.). Once the specific portion of the allocation is calculated, management then calculates a percentage of each category based upon the past five years of loan loss history.

     The allowance for loan losses as a percentage of total loans was 1.06% as of June 30, 2000 and 1.17% as of December 31, 1999. In management's judgment, an adequate allowance for loan losses has been established.

Nonaccrual and Nonperforming Loans
----------------------------------

     Nonaccrual loans decreased to $1.4 million as of June 30, 2000 from $1.6 million as of December 31, 1999. Most of the nonaccrual loans are related to several commercial loans which are being addressed by specific workout plans at this time.

     Nonperforming loans include nonaccrual loans and accruing loans which are ninety days or more delinquent. Typically, these loans have adequate collateral protection or personal guaranties to provide a source of repayment to the bank. Nonperforming loans were $2.6 million as of June 30, 2000 compared to $2.4 million at December 31, 1999 and $6.5 million at June 30, 1999. Nonperforming loans were 0.35%, 0.37% and 1.10% of total loans as of June 30, 2000, December 31, 1999 and June 30, 1999, respectively. Nonperforming loans were 0.19%, 0.19% and 0.57% of total assets as of June 30, 2000, December 31, 1999 and June 30, 1999, respectively.

     Other real estate owned was $1.9 million and $2.7 million at June 30, 2000 and December 31, 1999, respectively. Other real estate owned was .14% and .21% of total assets as of June 30, 2000 and December 31, 1999, respectively.

Securities
----------

     Securities are classified as available-for-sale if they may be sold as part of the Company's asset/liability management strategy in response to changes in interest rates, liquidity needs or significant prepayment risk. Securities available-for-sale are carried at fair value, with related unrealized net gains or losses, net of deferred income taxes, recorded as an adjustment to equity capital. As of June 30, 2000, net unrealized losses on securities available-for-sale were $11.5 million compared to $11.9 million at

December 31, 1999. The decrease in net unrealized losses on securities available-for-sale resulted in a $467,000 increase in book equity.

     Securities available-for-sale increased to $503.7 million as of June 30, 2000 from $503.4 million as of December 31, 1999. U.S. Treasury and agency securities decreased by $995,000 to $910,000 as of June 30, 2000 from December 31, 1999. U.S. government agency mortgage-backed securities and collateralized mortgage obligations decreased 5.2% or $24.7 million from $475.1 million as of December 31, 1999 to $450.4 million as of June 30, 2000. Equity securities increased $11.8 million from $18.1 million at December 31, 1999 to $29.9 million as of June 30, 2000. Equity securities included capital securities of bond-rated or credit equivalent community banks, Federal Home Loan Bank and Federal Reserve Bank stock as of June 30, 2000. Rated other corporate bonds totaling $10.0 million were purchased during the second quarter of 2000.

     Securities held-to-maturity decreased $275,000 or 0.9% from December 31, 1999 to June 30, 2000.

     There were no trading account securities held at June 30, 2000 or December 31, 1999. The Company holds trading account securities on a short-term basis based on market and liquidity conditions.

Deposits and Borrowed Funds
---------------------------

     Total deposits of $1.04 billion as of June 30, 2000 represented an increase of $72.2 million or 7.4% from $971.0 million as of December 31, 1999. Non-interest-bearing deposits were $122.6 million as of June 30, 2000, approximately $4.0 million higher than the $118.6 million level as of December 31, 1999. Over the same period, interest-bearing deposits increased 8.0% or $68.1 million. Certificates of deposit under $100,000 and public funds increased $64.2 million and $8.1 million, respectively from December 31, 1999 to June 30, 2000.

     The Company's membership in the Federal Home Loan Bank System gives it the ability to borrow funds from the Federal Home Loan Bank of Chicago for short- or long-term purposes under a variety of programs. The loans were used to fund growth and permit the bank subsidiaries to extend term maturities, reduce funding costs and manage interest rate risk exposures more effectively.

     Federal Home Loan Bank advances were $220.5 million at June 30, 2000 and $169.5 million at December 31, 1999. The weighted average rate for Federal Home Loan Bank Advances was 5.59% during the six months ended June 30, 2000 with a range of maturities between one and ten years. This rate compares favorably to the average 2000 rate of 5.57% for certificates of deposit under $100,000.

     Borrowed funds at June 30, 2000 and December 31, 1999 are listed below:


                                            2000       1999
                                          --------   --------
                                        (DOLLARS IN THOUSANDS)


Federal Home Loan Bank (FHLB)
 advances to bank subsidiaries ........   $220,500   $169,500
Revolving line of credit to Midwest
 Banc Holdings, Inc. (25,000,000
 available) ...........................      4,300      7,500
Mortgage payable ......................         75         75
Note issued to acquire Porter Insurance
 Agency Inc. ..........................         75         75
                                          --------   --------
 Total notes payable ..................   $224,950   $177,150
                                          ========   ========

     The Company also utilizes securities sold under repurchase agreements as a source of funds. Most local municipalities, and some other organizations, must have funds insured or collateralized as a matter of their own policies. Repurchase agreements provide a source of funds and do not increase the Company's reserve requirement. Although the balance of repurchase agreements is subject to variation, particularly seasonal variation, the account relationships represented by these balances are principally local and have been maintained for relatively long periods of time. The Company had $24.9 in securities sold under repurchase agreements at June 30, 2000.

     In addition, the Company issued 10% junior subordinated debentures aggregating $20,000,000 to MBHI Capital Trust I. The junior subordinated debentures pay interest on a quarterly basis and will mature on June 7, 2030. The junior subordinated debentures can be redeemed in whole or in part, beginning June 7, 2005.

Capital Resources
-----------------

     Stockholders' equity increased $2.7 million or 4.0% from $67.7 million at December 31, 1999 to $70.4 million at June 30, 2000. The increase was due to 2000 year to date earnings exceeding dividends declared and amounts used to repurchase the Company's outstanding common stock. In addition, the Company recorded a $467,000 increase in accumulated other comprehensive income.

     Under a previously announced plan, the Company repurchased 38,000 shares of common stock during the second quarter and 144,654 shares of common stock year to date in 2000 at prevailing market prices. The weighted average purchase price was $14.62 for stock repurchases year to date in 2000. The number of shares repurchased completed the planned objective to repurchase 150,000 shares during 2000. The amount repurchased was approximately $2.1 million year to date and represented 3.0% of the total dollar amount of stockholders' equity at June 30, 2000.

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

     The prompt corrective action regulations provide five classifications, including well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized, although these terms are not used to represent overall financial condition. If adequately capitalized, regulatory approval is required to accept brokered deposits. If undercapitalized, capital distributions are limited, as is asset growth and expansion, and plans for capital restoration are required.

     The Company and the Banks were categorized as well capitalized as of June 30, 2000. Management is not aware of any conditions or events since the most recent regulatory notification that would change the Company's or the Banks' categories.

     Capital levels and minimum required levels (dollars in thousands):


                                                             AS OF JUNE 30, 2000
                                         --------------------------------------------------------------
                                                              MINIMUM REQUIRED      MINIMUM REQUIRED
                                                ACTUAL      FOR CAPITAL ADEQUACY TO BE WELL CAPITALIZED
                                         ------------------ -------------------- ----------------------
                                          AMOUNT      RATIO   AMOUNT    RATIO       AMOUNT     RATIO
                                         --------     -----  -------    -----      -------     -----
                                                                (IN THOUSANDS)



Total capital to risk weighted assets
 Company .............................   $105,211     12.5%  $67,599     8.0%       $84,499     10.0%
 Midwest Bank and Trust Company ......     47,049     12.4    30,282     8.0         37,852     10.0
 Midwest Bank of Hinsdale ............     23,170     11.7    15,908     8.0         19,886     10.0
 Midwest Bank of McHenry County ......     21,805     14.3    12,176     8.0         15,219     10.0
 Midwest Bank of Western Illinois ....     13,458     11.9     9,061     8.0         11,327     10.0

Tier I capital to risk weighted assets
 Company .............................     97,274     11.5    33,800     4.0         50,699      6.0
 Midwest Bank and Trust Company ......     43,362     11.5    15,141     4.0         22,711      6.0
 Midwest Bank of Hinsdale ............     21,518     10.8     7,954     4.0         11,931      6.0
 Midwest Bank of McHenry County ......     20,344     13.4     6,088     4.0          9,132      6.0
 Midwest Bank of Western Illinois ....     12,322     10.9     4,531     4.0          6,796      6.0

Tier I capital to average assets
 Company .............................     97,274      7.2    53,888     4.0         67,360      5.0
 Midwest Bank and Trust Company ......     43,362      7.4    23,530     4.0         29,413      5.0
 Midwest Bank of Hinsdale ............     21,518      7.5    11,525     4.0         14,407      5.0
 Midwest Bank of McHenry County ......     20,344      7.5    10,842     4.0         13,552      5.0
 Midwest Bank of Western Illinois ....     12,322      6.3     7,787     4.0          9,733      5.0



                                                             AS OF DECEMBER 31, 1999
                                         --------------------------------------------------------------
                                                              MINIMUM REQUIRED      MINIMUM REQUIRED
                                                ACTUAL      FOR CAPITAL ADEQUACY TO BE WELL CAPITALIZED
                                         ------------------ -------------------- ----------------------
                                          AMOUNT      RATIO   AMOUNT    RATIO       AMOUNT     RATIO
                                         --------     -----  -------    -----      -------     -----
                                                                (IN THOUSANDS)


Total capital to risk weighted assets
 Company .............................   $84,829      12.2%  $55,643     8.0%       $69,553     10.0%
 Midwest Bank and Trust Company ......    41,080      13.0    25,292     8.0         31,615     10.0
 Midwest Bank of Hinsdale ............    17,851      11.4    12,573     8.0         15,716     10.0
 Midwest Bank of McHenry County ......    17,581      14.2     9,921     8.0         12,401     10.0
 Midwest Bank of Western Illinois ....    12,952      13.5     7,670     8.0          9,588     10.0

Tier I capital to risk weighted assets
 Company .............................    77,263      11.1    27,821     4.0         41,732      6.0
 Midwest Bank and Trust Company ......    37,487      11.9    12,646     4.0         18,969      6.0
 Midwest Bank of Hinsdale ............    16,297      10.4     6,286     4.0          9,430      6.0
 Midwest Bank of McHenry County ......    16,217      13.1     4,960     4.0          7,441      6.0
 Midwest Bank of Western Illinois ....    11,897      12.4     3,835     4.0          5,753      6.0

Tier I capital to average assets
 Company .............................    77,263       6.7    49,166     4.0         61,457      5.0
 Midwest Bank and Trust Company ......    37,487       6.7    22,432     4.0         28,039      5.0
 Midwest Bank of Hinsdale ............    16,297       6.5    10,005     4.0         12,506      5.0
 Midwest Bank of McHenry County ......    16,217       6.6     9,867     4.0         12,232      5.0
 Midwest Bank of Western Illinois ....    11,897       7.1     6,689     4.0          8,362      5.0


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

     Net cash outflows provided by operations were $20.3 million for the six months ended June 30, 2000 compared to inflows of $9.0 million a year earlier. Net cash outflows from investing activities were $105.2 million in the first six months of 2000 compared to a net cash outflow of $81.8 million a year earlier. Cash inflows from financing activities for the six months ended June 30, 2000 were $142.3 million compared to a net inflow of $67.2 million in 1999.

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

     Interest received net of interest paid was a principal source of operating cash inflows for the three months ended June 30, 2000 and June 30, 1999, respectively. Management of investing and financing activities and market conditions determine the level and the stability of net interest cash flows. Management's policy is to mitigate the impact of changes in market interest rates to the extent possible so that balance sheet growth is the principal determinant of growth in net interest cash flows.

                ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES
                                ABOUT MARKET RISK

Interest Rate Sensitivity Analysis
----------------------------------

     The Company's overall interest rate sensitivity is demonstrated by net interest income analysis. Net interest income analysis measures the change in net interest income in the event of hypothetical changes in interest rates. This analysis assesses the risk of change in net interest income in the event of sudden and sustained 1.0% to 2.0% increases and decreases in market interest rates. The table below presents the Company's projected changes in net interest income for the various rate shock levels at June 30, 2000.


                                                   NET INTEREST INCOME
                                          --------------------------------------
                                          AMOUNT         $ CHANGE       % CHANGE
                                          ------         --------       --------
                                                  (DOLLARS IN THOUSANDS)


-200 bp..........................         $41,264        $  (114)         (0.27)%
-100 bp..........................          41,716            338           0.82
Base.............................          41,378             --             --
+100 bp..........................          40,391           (987)         (2.39)
+200 bp..........................          39,046         (2,332)         (5.64)


     As shown above, at June 30, 2000, the effect of an immediate 200 basis point increase in interest rates would decrease the Company's net interest income by 5.64% or $2.3 million. The effect of an immediate 200 basis point reduction in rates would decrease the Company's net interest income by 0.27% or $114,000.

     The projected changes in the Company's net interest income for the various rate shock levels at June 30, 1999 were the following:


                                                   NET INTEREST INCOME
                                          --------------------------------------
                                          AMOUNT         $ CHANGE       % CHANGE
                                          ------         --------       --------
                                                  (DOLLARS IN THOUSANDS)



-200 bp..........................         $38,114        $   739           1.98%
-100 bp..........................          37,811            436           1.17
Base.............................          37,375             --             --
+100 bp..........................          36,945           (430)         (1.15)
+200 bp..........................          36,152         (1,223)         (3.27)


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

               SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES
                          LITIGATION REFORM ACT OF 1995

     This report contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The Company intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Reform Act of 1995, and is including this statement for purposes of these safe harbor provisions. Forward-looking statements, which are based on certain assumptions and describe future plans, strategies, and expectations of the Company, are generally identifiable by use of the words "believe," "expect," "intend," "anticipate," "estimate," "project" or similar expressions. The Company's ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Important factors which could cause actual events to differ from the Company's expectations include, but are not limited to, fluctuations in interest rates and loan and deposit pricing, which could reduce the Company's net interest margins, asset valuations and expense expectations;
a deterioration in the economy or business conditions, either nationally or in the Company's market areas that could increase credit-related losses and expenses; increases in defaults by borrowers and other loan delinquencies resulting in increases in the Company's provision for loan losses and related expenses; higher than anticipated costs related to the Company's new banking centers or slower than expected earning assets growth which could extend anticipated breakeven periods at these locations; significant increases in competition; legislative or regulatory changes applicable to bank holding companies or the Company's banking or other subsidiaries; and possible changes in tax rates, tax laws or tax law interpretation.

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

     None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The annual meeting of stockholders' of the Company was held on May 3, 2000. Three proposals were submitted to stockholders as described in the Company's proxy statement dated March 29, 2000. The following is a brief description of the matters voted upon, as well as the outcome of the vote:

     1. To elect three members to serve on the Company's Board of Directors for a term of three years: The nominees were Angelo A. DiPaolo, Joseph Rizza and Leon Wolin.

          To elect Angelo A. DiPaolo for a three year term:

          Votes For:                               9,522,427
          Votes Against:                                   0
          Abstain:                                   108,247

          To elect Joseph Rizza for a three year term:

          Votes For:                               9,526,877
          Votes Against:                                   0
          Abstain:                                   103,797

          To elect Leon Wolin for a three year term:

          Votes For:                               9,527,377
          Votes Against:                                   0
          Abstain:                                   103,297

     2. To amend the Company's 1996 Stock Option Plan to increase the number of shares of the Company's common stock available for awards under the Plan from 500,000 to 750,000.

          Votes For:                               8,696,393
          Votes Against:                             448,599
          Abstain:                                   485,682

     3. To ratify the appointment of Crowe, Chizek and Company LLP as independent auditors for the fiscal year ending December 31, 2000.


          Votes For:                               9,620,610
          Votes Against:                               8,400
          Abstain:                                     1,664

ITEM 5. OTHER INFORMATION

     None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits

          Exhibit 3.2 Certificate of Amendment of Restated By-Laws of Midwest Banc Holdings, Inc.

          Exhibit 10.1 Midwest Banc Holdings, Inc. Amended and Restated 1996 Stock Option Plan (filed as Appendix A to the Company's Proxy Statement for its 2000 Annual Meeting of Stockholders and incorporated herein by reference).

          Exhibit 27     Financial Data Schedule

     (b) Current Report on Form 8-K dated May 3, 2000, filed with the SEC on May 9, 2000.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:    August 08, 2000

                                    MIDWEST BANC HOLDINGS, INC.
                                    (Registrant)

                                    By:/s/ Brad A. Luecke
                                       -----------------------------------------
                                       Brad A. Luecke,
                                       President and Chief Executive Officer

                                    By:/s/ Daniel R. Kadolph
                                       -----------------------------------------
                                       Daniel R. Kadolph,
                                       Vice President, Comptroller and Treasurer