Form 10-Q
period 2000-09-30
MIDWEST BANC HOLDINGS INC
filed 2000-11-13
CIK 1051379

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

     |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
                For the Quarterly Period Ended September 30, 2000

                         Commission File Number: 0-29598
                                                 -------

                           ---------------------------

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


-------------------------------------------------------------------------------
                                 (708) 865-1053
              (Registrant's telephone number, including area code)

     Indicate by checkmark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

=====================================   =======================================
              CLASS                        OUTSTANDING AT NOVEMBER 10, 2000
-------------------------------------   ---------------------------------------
       Common, par value $.01                        10,740,392
=====================================   =======================================

                           MIDWEST BANC HOLDINGS, INC.

                                    FORM 10-Q

                                TABLE OF CONTENTS

                                                                     Page Number
                                                                     -----------
                                     PART I

Item 1.   Financial Statements.................................................1

Item 2.   Management's Discussion and Analysis of Financial Condition and
          Results of Operations... ...........................................10

Item 3.   Quantitative and Qualitative Disclosures About Market Risk..........20

                                     PART II

Item 1.   Legal Proceedings...................................................22

Item 2.   Changes in Securities and Use of Proceeds...........................22

Item 3.   Defaults upon Senior Securities.....................................22

Item 4.   Submission of Matters to a Vote of Security Holders. ...............22

Item 5.   Other Information... ...............................................22

Item 6.   Exhibits and Reports on Form 8-K....................................22

Form 10-Q Signature Page......................................................23

                           MIDWEST BANC HOLDINGS, INC.
                     CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                        (IN THOUSANDS, EXCEPT SHARE DATA)


                                                            SEPTEMBER 30,      DECEMBER 31,
                                                                2000               1999
                                                            -------------      -------------
ASSETS:
Cash and cash equivalents................................   $   38,367           $   36,151
Securities available-for-sale............................      505,133              503,442
Securities held-to-maturity..............................       29,352               29,626
Loans....................................................      792,592              646,455
Allowance for loan losses................................       (8,242)              (7,567)
                                                             ---------           ----------
  Net loans..............................................      784,350              638,888
Premises and equipment, net..............................       21,687               21,668
Other real estate........................................        1,496                2,651
Goodwill.................................................        4,008                4,426
Other assets.............................................       37,451               19,610
                                                            ----------           ----------
     Total assets........................................   $1,421,844           $1,256,462
                                                            ==========           ==========

LIABILITIES AND STOCKHOLDERS' EQUITY:
Deposits:
  Non-interest-bearing...................................   $  125,143           $  118,553
  Interest-bearing.......................................      922,105              852,401
                                                            ----------           ----------
     Total deposits......................................    1,047,248              970,954
Securities sold under agreements to repurchase
  and federal funds purchased............................       34,025               18,925
Advances from the Federal Home Loan Bank.................      228,500              169,500
Notes payable and other borrowings.......................        5,375                7,650
Guaranteed preferred beneficial interest in the
  Company's junior subordinated debt.....................       20,000                   --
Other liabilities........................................       10,095               21,739
                                                            ----------           ----------
     Total liabilities...................................    1,345,243            1,188,768
                                                            ==========           ==========

STOCKHOLDERS' EQUITY:
Preferred stock..........................................           --                   --
Common stock.............................................          114                  114
Surplus..................................................       29,654               29,704
Retained earnings........................................       63,699               56,848
Accumulated other comprehensive loss.....................       (7,721)             (11,942)
Treasury stock, at cost (639,000 shares in 2000 and
  494,346 shares in 1999)................................       (9,145)              (7,030)
                                                            ----------           ----------
     Total stockholders' equity..........................       76,601               67,694
                                                            ==========           ==========
     Total liabilities and stockholders' equity..........   $1,421,844           $1,256,462
                                                            ==========           ==========

     See accompanying notes to unaudited consolidated financial statements.

                           MIDWEST BANC HOLDINGS, INC.
                  CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                 THREE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                              2000           1999
                                                            --------       --------
INTEREST INCOME
Loans....................................................   $ 19,186       $ 13,575
Securities:
  Taxable................................................      8,975          7,835
  Exempt from federal income taxes.......................        482            393
Trading account securities...............................         --             25
Federal funds sold and other.............................        151             91
                                                            --------       --------
     Total interest income...............................     28,794         21,919
                                                            ========       ========

INTEREST EXPENSE
Deposits.................................................     12,684          9,301
Advances from the Federal Home Loan Bank.................      3,400          1,779
Notes payable and other borrowings.......................        678            240
Guaranteed preferred beneficial interest in the
  Company's junior subordinated debt.....................        494             --
                                                            --------       --------
     Total interest expense..............................     17,256         11,320
                                                            ========       ========

Net interest income......................................     11,538         10,599
Provision for loan losses................................        535            639
                                                            --------       --------
Net interest income after provision for loan losses......     11,003          9,960
                                                            ========       ========

OTHER INCOME
Service charges on deposits..............................        955            875
Net gains on securities transactions.....................         80             51
Net trading account profits..............................         17             91
Mortgage loan originations fees..........................         63            141
Trust income.............................................        173            166
Insurance and brokerage commissions......................        210            137
Other income.............................................        397            176
                                                            --------       --------
     Total other income..................................      1,895          1,637
                                                            ========       ========

OTHER EXPENSES
Salaries and employee benefits...........................      4,087          3,751
Occupancy expense, net...................................      1,244          1,127
Professional services....................................        468            442
Marketing................................................        275            221
Other expenses...........................................      1,097            998
                                                            --------       --------
     Total other expenses................................      7,171          6,539
                                                            ========       ========

Income before income taxes...............................      5,727          5,058
Provision for income taxes...............................      1,937          1,823
                                                            --------       --------
NET INCOME...............................................   $  3,790       $  3,235
                                                            ========       ========

Basic earnings per share.................................   $   0.35       $   0.29
                                                            ========       ========
Diluted earnings per share...............................   $   0.35       $   0.29
                                                            ========       ========

     See accompanying notes to unaudited consolidated financial statements.

                           MIDWEST BANC HOLDINGS, INC.
           CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
                 THREE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
                                 (IN THOUSANDS)

                                                                  2000           1999
                                                                 -------        -------
Net Income................................................       $ 3,790        $ 3,235
                                                                 =======        =======
Net increase/(decrease) in fair value of securities
  classified as available-for-sale, net of income taxes
  and reclassification adjustments........................         3,754         (2,629)
                                                                 -------        -------
Comprehensive Income......................................       $ 7,544        $   606
                                                                 =======        =======

     See accompanying notes to unaudited consolidated financial statements.

                           MIDWEST BANC HOLDINGS, INC.
                  CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                  NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                   2000           1999
                                                                 --------       --------
INTEREST INCOME
Loans.......................................................     $ 51,818       $ 37,617
Securities
  Taxable...................................................       26,862         21,935
  Exempt from federal income taxes..........................        1,402            864
Trading account securities..................................            3             46
Federal funds sold and other................................          499            259
                                                                 --------       --------
     Total interest income..................................       80,584         60,721

INTEREST EXPENSE
Deposits....................................................       34,362         26,954
Advances from the Federal Home Loan Bank....................        9,163          4,319
Notes payable and other borrowings..........................        2,068            694
Guaranteed preferred beneficial interest in the
  Company's junior subordinated debt........................          622             --
                                                                 --------       --------
     Total interest expense.................................       46,215         31,967
                                                                 ========       ========

Net interest income.........................................       34,369         28,754
Provision for loan losses...................................        1,425          1,518
                                                                 --------       --------
Net interest income after provision for loan losses.........       32,944         27,236
                                                                 ========       ========

OTHER INCOME
Service charges on deposits.................................        2,702          2,475
Net gains on securities transactions........................          371            258
Net trading account profits.................................          149             96
Mortgage loan origination fees..............................          129            625
Trust income................................................          500            470
Insurance and brokerage commissions.........................          558            421
Other income................................................          991            802
                                                                 --------       --------
     Total other income.....................................        5,400          5,147
                                                                 ========       ========
OTHER EXPENSES
Salaries and employee benefits..............................       12,327         11,075
Occupancy expense, net......................................        3,635          3,271
Professional services.......................................        1,316          1,217
Marketing...................................................          857            606
Other expenses..............................................        3,454          2,941
                                                                 --------       --------
     Total other expenses...................................       21,589         19,110
                                                                 ========       ========

Income before income taxes..................................       16,755         13,273
Provision for income taxes..................................        5,869          4,736
                                                                 --------       --------

NET INCOME..................................................     $ 10,886       $  8,537
                                                                 ========       ========

Basic earnings per share....................................     $   1.01       $   0.77
                                                                 ========       ========

Diluted earnings per share..................................     $   1.01       $   0.77
                                                                 ========       ========

           See accompanying notes to unaudited financial statements.

                           MIDWEST BANC HOLDINGS, INC.
           CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
                  NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
                                 (IN THOUSANDS)

                                                                             2000          1999
                                                                           --------       -------
Net Income...........................................................      $ 10,886       $ 8,537
                                                                           ========       =======
Net increase/(decrease) in fair value of securities
  classified as available-for-sale, net of income taxes
  and reclassification adjustments...................................         4,221        (7,757)
                                                                           --------       -------
Comprehensive Income.................................................      $ 15,107       $   780
                                                                           ========       =======

     See accompanying notes to unaudited consolidated financial statements.

                           MIDWEST BANC HOLDINGS, INC.
           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (UNAUDITED)
                  NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)


                                                                                ACCUMULATED
                                                                                   OTHER                       TOTAL
                                             COMMON                 RETAINED   COMPREHENSIVE    TREASURY    STOCKHOLDERS'
                                             STOCK     SURPLUS      EARNINGS       LOSS          STOCK         EQUITY
                                             ------    -------    -----------  -------------   ---------   -------------
Balance, January 1, 1999.................    $ 114     $ 29,704     $   48,795  $    (522)      $   (462)    $ 77,629
Cash dividends declared ($0.225
  per share).............................       --           --         (2,477)         --            --       (2,477)
Purchase of 352,346 shares of
  treasury stock.........................       --           --             --          --        (5,894)      (5,894)
Issuance of stock in connection
  with the exercise of 512 stock
  options................................       --           --             --          --             1            1

  Net income.............................       --           --          8,537          --            --        8,537
  Net decrease in fair value of
    securities classified as
    available-for-sale, net of
    income taxes and reclassification
    adjustments..........................       --           --             --      (7,757)           --       (7,757)
                                             -----     --------       --------   ---------      --------     --------

Balance, September 30, 1999..............    $ 114     $ 29,704       $ 54,855   $  (8,279)     $ (6,355)    $ 70,039
                                             =====     ========       ========   =========      ========     ========

Balance, January 1, 2000.................    $ 114     $ 29,704       $ 56,848   $ (11,942)     $ (7,030)    $ 67,694

Cash dividends declared ($0.375
  per share).............................       --           --         (4,035)         --            --       (4,035)
Purchase of 155,654 shares of
  treasury stock.........................       --           --             --          --        (2,271)      (2,271)
Issuance of stock in connection
  with the exercise of 11,000
  stock options..........................       --          (50)            --          --           156          106

Net income...............................       --           --         10,886          --            --       10,886

Net increase in fair value of
  securities classified as
  available-for-sale, net of
  income taxes and reclassification
  adjustments............................        --           --             --       4,221           --        4,221
                                             ------    --------       --------   -----------    --------     --------

Balance, September 30, 2000..............    $  114    $ 29,654       $ 63,699   $   (7,721)   $  (9,145)    $ 76,601
                                             ======    ========       ========   ===========   =========     ========


     See accompanying notes to unaudited consolidated financial statements.

                           MIDWEST BANC HOLDINGS, INC.
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                  NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
                                 (IN THOUSANDS)


                                                                                  2000           1999
                                                                                ---------      ---------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income...................................................................   $  10,886      $   8,537
Adjustments to reconcile net income to net cash provided by
  operating activities
  Depreciation...............................................................       1,984          1,704
  Provision for loan losses..................................................       1,425          1,518
  Proceeds from sales of trading account securities, net.....................         149             96
  Net gain on sale of securities.............................................        (371)          (258)
  Net trading account profits................................................        (149)           (96)
  Net proceeds from sales of real estate loans originated for sale...........        (776)         3,332
  Gain on sale of other real estate..........................................        (227)          (309)
  Increase in other assets...................................................     (20,093)           (58)
  Increase/(decrease) in other liabilities...................................      (9,766)           837
                                                                                ---------      ---------
    Net cash from operating activities.......................................     (16,938)        15,303

CASH FLOWS FROM INVESTING ACTIVITIES
  Proceeds from sales and maturities of securities available-for-sale........      86,269        117,725
  Principal payments on securities available-for-sale........................      53,847         86,468
  Purchase of securities available-for-sale..................................    (135,504)      (240,576)
  Purchase of securities held-to-maturity....................................        (870)        (6,885)
  Maturities of securities held-to-maturity..................................       1,144          1,081
  Net increase in loans......................................................    (146,771)      (101,710)
  Proceeds from sale of other real estate....................................       2,042          1,546
  Property and equipment expenditures, net...................................      (2,003)        (3,292)
                                                                                ---------      ---------
    Net cash from investing activities.......................................    (141,846)      (145,643)

CASH FLOWS FROM FINANCING ACTIVITIES
  Net increase in deposits...................................................      76,294         77,378
  Issuance of guaranteed beneficial interest in the Company's
    junior subordinated debt, net of debt issuance costs.....................      19,100             --
  Net bank borrowings........................................................      56,725         56,925
  Dividends paid.............................................................      (4,054)        (2,477)
  Securities sold under agreements to repurchase and federal funds
    purchased................................................................      15,100          3,350
  Treasury stock activity, net...............................................      (2,165)        (5,893)
                                                                                ---------      ---------
    Net cash from financing activities.......................................     161,000        129,283
                                                                                ---------      ---------
  Increase (decrease) in cash and cash equivalents...........................       2,216         (1,057)

  Cash and cash equivalents at beginning of period...........................      36,151         40,253
                                                                                ---------      ---------
  Cash and cash equivalents at end of period.................................   $  38,367      $  39,196
                                                                                =========      =========


    See accompanying notes to unaudited consolidated financial statements.

NOTE 1 - BASIS OF PRESENTATION

     The consolidated financial information of Midwest Banc Holdings, Inc. ("the Company") included herein is unaudited; however, such information reflects all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation for the interim periods. The financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.

     The annualized results of operations for the three months and nine months ended September 30, 2000 are not necessarily indicative of the results expected for the full year ending December 31, 2000.


NOTE 2 - EARNINGS PER SHARE

     For purposes of per share calculations, the Company had 10,740,392 and 10,927,046 shares of common stock outstanding at September 30, 2000 and 1999, respectively, and 10,885,046 shares outstanding at December 31, 1999. Basic earnings per share for the three months and nine months ended September 30, 2000 and 1999 were computed by dividing net income by the weighted average number of shares outstanding. Diluted earnings per share for the three and nine months ended September 30, 2000 and 1999 were computed by dividing net income by the weighted average number of shares outstanding, adjusted for the dilutive effect of the outstanding stock options. Computations for basic and diluted earnings per share are provided below.




                                                  FOR THE THREE MONTHS      FOR THE NINE MONTHS
                                                  ENDED SEPTEMBER 30,       ENDED SEPTEMBER 30,
                                                    2000       1999           2000        1999
                                                 ---------- ----------     -----------  ---------
                                                       (IN THOUSANDS, EXCEPT PER SHARE DATA)


BASIC
Net income...................................     $ 3,790   $ 3,235        $ 10,886       $ 8,537
                                                  =======   =======        ========       =======
Weighted average common shares
  outstanding................................      10,740    10,972          10,775        11,067
                                                  =======   =======        ========       =======
Basic earnings per common share..............     $  0.35   $  0.29        $   1.01       $  0.77
                                                  =======   =======        ========       =======

DILUTED
Net income...................................     $ 3,790   $ 3,235        $ 10,886       $ 8,537
                                                  =======   =======        ========       =======
Weighted average common shares
  outstanding................................      10,740    10,972          10,775        11,067
Diluted effect of stock options..............          24        60              28            53
                                                  -------   -------        --------       -------
Dilutive average common shares...............      10,764    11,032          10,803        11,120
                                                  =======   =======        ========       =======
Diluted earnings per common share............     $  0.35   $  0.29        $   1.01       $  0.77
                                                  =======   =======        ========       =======

     Options to purchase 136,500 shares at a price of $17.88, 38,000 shares at a price of $16.13 and 56,795 shares at a price of $15.88 were outstanding at September 30, 2000. These options were not included in the computation of diluted earnings per share because the options' exercise price was greater than the average market price of the common stock and were, therefore, antidilutive.

NOTE 3 - STOCK OPTIONS

     During the first quarter of 2000, 100,276 stock options were granted at an exercise price of $13.63. During the third quarter of 2000, 142,000 stock options were granted at an exercise price of $13.25. 11,000 stock options were exercised during the second quarter of 2000. 7,500 of the exercised options were granted at an exercise price of $8.13, and 3,500 of the options exercised of 2000 were granted at an exercise price of $12.75. 37,005 options were forfeited during the second quarter of 2000. The total stock options outstanding were 556,472 at September 30, 2000 with exercise prices ranging between $8.13 and $17.88 and expiration dates between 2006 and 2010.


NOTE 4 - ISSUANCE OF TRUST PREFERRED SECURITIES

     In May 2000, the Company formed MBHI Capital Trust I ("the Trust"). The Trust is a statutory business trust formed under the laws of the State of Delaware and is wholly-owned by the Company. In June 2000, the Trust issued 10% preferred securities with an aggregate liquidation amount of $20,000,000 ($25 per preferred security) to third-party investors. The Company then issued 10% junior subordinated debentures aggregating $20,000,000 to the Trust. The junior subordinated debentures are the sole assets of the Trust. The junior subordinated debentures and the preferred securities pay distributions and dividends, respectively, on a quarterly basis, which are included in interest expense. The junior subordinated debentures will mature on June 7, 2030, at which time the preferred securities must be redeemed. The junior subordinated debentures and preferred securities can be redeemed contemporaneously, in whole or in part, beginning June 7, 2005 at a redemption price of $25 per preferred security. The Company has provided a full, irrevocable and unconditional guarantee on a subordinated basis of the obligations of the Trust under the preferred securities in the event of the occurrence of an event of default, as defined in such guarantee. Debt issuance costs totaling $200,000 were capitalized related to the offering and are being amortized over the estimated life of the junior subordinated debentures.


NOTE 5 - NEW ACCOUNTING STANDARDS

     Beginning January 1, 2001, Statement on Financial Accounting Standards No. 133 (the "Statement") on derivatives will require all derivatives to be recorded at fair value in the balance sheet. Unless designated as hedges, changes in these fair values will be recorded in the income statement. Fair value changes involving hedges will generally be recorded by offsetting gains and losses on the hedge and on the hedged item, even if fair value of the hedged item is not otherwise recorded. Since the Company has no significant derivative instruments and does not engage in hedging activities, adoption of the Statement is not expected to have a material effect on the Company's financial statements, but the effect will depend on the Company's derivative holdings when this standard applies, if any.


NOTE 6 - RECENT REGULATORY DEVELOPMENTS

     On November 12, 1999, the Gramm-Leach-Bliley Act (the "GLB Act") was enacted. The GLB Act amended or repealed certain provisions of the Glass-Steagall Act and other legislation that restricted the ability of bank holding companies, securities firms, and insurance companies from affiliating with one another. Further, the GLB Act expanded the kinds of activities in which bank holding companies may engage by allowing well-managed and well-capitalized bank holding companies to be designated as "financial holding companies." In addition, the GLB Act contains provisions intended to safeguard consumer financial information in the hands of financial service providers. Among other things, it will require such entities to disclose their privacy policies to their customers and allow customers to "opt out" of having their financial service providers disclose their confidential financial information to third parties, subject to certain exceptions. As of September 30, 2000, the federal regulatory agencies have issued certain final regulations under the GLB Act, although other regulations remain in draft form. However, it is not anticipated that the GLB Act will have a material adverse effect on the operations or prospects of the Company and its subsidiaries.

                ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


           RESULTS OF OPERATIONS - THREE MONTHS AND NINE MONTHS ENDED
                           SEPTEMBER 30, 2000 AND 1999

     Consolidated net income for the third quarter of 2000 was $3.8 million, or $0.35 per share, a 17.2% increase compared to $3.2 million, or $0.29 per share, for the third quarter of 1999. Earnings per share for the three months ended September 30, 2000 was 20.7% higher than for the comparable period in 1999. Consolidated net income for the nine months ended September 30, 2000 was $10.9 million, or $1.01 per diluted share, a 27.5% increase compared to $8.5 million for the similar period in 1999. Diluted earnings per share for the nine months ended September 30, 2000 was 31.2% higher than for the comparable period in 1999.

     Net interest income increased 8.9% to $11.5 million in the third quarter of 2000 compared to $10.6 million in the third quarter of 1999. During the nine months ended September 30, 2000, net interest income increased 19.5% to $34.4 million compared to $28.8 million for the comparable period in 1999. Noninterest income increased 15.8% to $1.9 million and noninterest expense increased 9.7% to $7.2 million in the third quarter of 2000. Noninterest income increased 4.9% to $5.4 million for the nine months ended September 30, 2000 compared to $5.1 million for the similar period in 1999. Noninterest expense for the nine months ended September 30, 2000 was $21.6 million compared to $19.1 million for the similar period in 1999, an increase of $2.5 million or 13.0%.

Net Interest Income
-------------------

     Net interest income was $11.5 million and $10.6 million during the three months ended September 30, 2000 and 1999, respectively, an increase of 8.9%. During the nine months ended September 30, 2000, net interest income increased $5.6 million, or 19.5%, to $34.4 million in 2000 compared to $28.8 million for the similar period in 1999. The Company's net interest margin (tax equivalent net interest income as a percentage of earning assets) was 3.57% for the three months ended September 30, 2000 compared to 3.88% for the comparable period in 1999. During the nine months ended September 30, 2000, the net interest margin was 3.70% compared to 3.67% for the similar period in 1999. Net interest income increased due to the growth in average earning assets from $1.11 billion during the third quarter of 1999 to $1.33 billion for the three months ended September 30, 2000. This increase was offset in part by an increase in interest-bearing liabilities of $225.0 million. During the nine months ended September 30, 2000, average earning assets increased 19.4% to $1.27 billion at September 30, 2000 from $1.07 billion at September 30, 1999. In addition, interest-bearing liabilities increased by $226.7 million compared to the similar period in 1999.

     The average loan yield was 9.92% during the third quarter of 2000, an increase of 9.3% from 9.08% during the comparable period in 1999. For the nine months ended September 30, 2000, the average loan yield was 9.59%, an increase of 8.0% from 8.88% during the comparable period 1999.

     Yields on securities were 7.16%, an increase of 7.2% from 6.68% during the comparable period in 1999. During the nine months ended September 30, 2000, securities' yields increased 13.7% to 7.20% from 6.33% during the comparable period 1999.

     Yields on earning assets increased 10.1% to 8.76% during the third quarter of 2000 compared to 7.96% for the third quarter of 1999. The increase in yields on earning assets was offset by an increase of 23.5% in average rates on deposits and borrowings. Average rates on deposits increased 22.3% to 5.48% for the three months ended September 30, 2000 from 4.48% for the comparable period in 1999. For the nine months ended September 30, 2000, average rates on deposits increased 14.5% to 5.13% compared to 4.48% for the comparable period in 1999. Average rates on borrowings were 6.36% for the third quarter of 2000 compared to 5.04% in the comparable period in 1999. For the nine months ended September 30, 2000, the average rates on borrowings were 5.95% compared to 5.15% for the similar period in 1999. Based on the current economic conditions and interest rate trends, it is anticipated that yields on interest-earning assets and interest-bearing liabilities may continue to increase during the fourth quarter of 2000.

     The net interest margin calculation for the three months ended September 30, 2000 and 1999 is shown below (interest income and average rate on non taxable securities and loans are reflected on a tax equivalent basis):


                                                             2000                                      1999
                                            ----------------------------------------  ---------------------------------
                                              AVERAGE                       AVERAGE    AVERAGE                  AVERAGE
                                              BALANCE        INTEREST        RATE      BALANCE      INTEREST      RATE
                                            -----------     -----------    ---------  -----------   ---------   -------
                                                                 (DOLLARS IN THOUSANDS)
INTEREST-EARNING ASSETS
-----------------------

Federal Funds Sold.....................      $     9,581    $      151      6.30%    $     7,543    $     91       4.83%
Securities Tax.........................          499,934         8,975      7.18         470,493       7,859       6.68
Securities T/E.........................           42,159           742      7.04          35,743         597       6.68
Commercial Loans.......................          195,734         4,945     10.11         176,460       3,865       8.76
Commercial R/E.........................          413,011        10,499     10.17         268,917       6,393       9.51
Agriculture............................           46,820         1,029      8.79          39,391         820       8.33
Consumer R/E...........................          108,074         2,460      9.10          98,113       2,009       8.19
Consumer Installment...................           14,062           336      9.56          15,843         488      12.32
                                             -----------    ----------     -----     -----------    --------      -----
                                             $ 1,329,375    $   29,137      8.76%    $ 1,112,503    $ 22,122       7.96%
                                             ===========    ==========     =====     ===========    ========      =====

INTEREST-BEARING LIABILITIES
----------------------------

Interest Bearing DDA...................      $   110,642    $      994      3.59%    $   100,474   $     794       3.16%
MMDA/Savings...........................          247,206         2,825      4.57         245,339       2,298       3.75
CDs < 100..............................          451,593         7,020      6.22         355,185       4,657       5.24
CD>100.................................           56,920           889      6.25          71,924         869       4.83
Public Funds...........................           59,433           956      6.43          54,722         682       4.99
FF and Repos...........................           35,036           559      6.38          10,177         137       5.38
FHLB Advances..........................          226,500         3,400      6.00         144,006       1,779       4.94
Notes & Debentures.....................           25,565           613      9.59           6,043         104       6.88
                                             -----------    ----------     -----     -----------    --------      -----
                                             $ 1,212,895    $   17,256      5.68%    $   987,870    $ 11,320       4.60%
                                             ===========    ==========     =====     ===========    ========      =====

Net Interest/Spread....................                         11,881      3.08%                     10,802       3.36%
                                                            ==========     =====                    ========      =====
Margin.................................                                     3.57%                                  3.88%
                                                                           =====                                  =====

         The net interest margin calculation for the nine months ended September 30, 2000 and 1999 is shown below (interest income and average rate on non taxable securities and loans are reflected on a tax equivalent basis):


                                                              2000                                 1999
                                           ----------------------------------------- -----------------------------------
                                              AVERAGE                      AVERAGE      AVERAGE                  AVERAGE
                                              BALANCE        INTEREST        RATE       BALANCE     INTEREST       RATE
                                           ------------     ----------     --------- -------------  ---------    -------
                                                                 (DOLLARS IN THOUSANDS)

INTEREST-EARNING ASSETS
-----------------------

Federal Funds Sold........................   $   10,730     $     499        6.19%     $     7,057   $     259     4.89%
Securities Tax............................      496,648        26,865        7.21          460,150      21,758     6.30
Securities T/E............................       41,125         2,157        6.99           32,811       1,647     6.69
Commercial Loans..........................      191,345        13,940        9.71          165,521      10,626     8.56
Commercial R/E............................      367,526        27,172        9.86          252,934      17,423     9.18
Agriculture...............................       44,959         2,913        8.64           35,855       2,239     8.33
Consumer R/E..............................      105,783         7,042        8.88           95,297       5,849     8.18
Consumer Installment......................       13,875           970        9.32           15,637       1,480    12.62
                                             ----------     ---------        ----      -----------    --------    -----
                                             $1,271,991     $  81,558        8.55%     $ 1,065,262    $ 61,281     7.67%
                                             ==========     =========       =====      ===========    ========    =====

INTEREST-BEARING LIABILITIES
----------------------------

Interest Bearing DDA......................   $  109,256     $   2,794        3.41%      $   95,675    $  2,100     2.93%
MMDA/Savings..............................      245,795         8,096        4.39          227,267       6,130     3.60
CDs < 100.................................      417,627        18,168        5.80          370,960      14,748     5.30
CD>100....................................       61,544         2,723        5.90           65,178       2,449     5.01
Public Funds..............................       58,413         2,581        5.89           41,969       1,526     4.85
FF and Repos..............................       33,619         1,524        6.04           10,980         418     5.08
FHLB Advances.............................      213,772         9,163        5.72          113,535       4,319     5.07
Notes & Debentures........................       17,786         1,166        8.74            5,528         277     6.68
                                             ----------       -------        ----      -----------    --------     ----
                                             $1,157,812     $  46,215        5.32%     $   931,092    $ 31,967     4.57%
                                             ==========     =========        ====      ===========    ========    =====

Net Interest/Spread......................                   $  35,343        3.23%                    $ 29,314     3.09%
                                                            =========        ====                     ========    =====
Margin...................................                                    3.70%                                 3.67%
                                                                             ====                                 =====

Provision for Loan Losses
-------------------------

     The Company's provision for loan losses was $535,000 for the third quarter of 2000 compared to $639,000 for the similar period in 1999. For the nine months ended September 30, 2000, the provision for loan losses was $1,425,000 compared to $1,518,000 for the comparable period in 1999.

     The allowance for loan losses as a percentage of total loans was 1.04% at September 30, 2000 and 1.17% at December 31, 1999.

Other Income
------------

     Other income, excluding securities gains, was $1.8 million for the three months ended September 30, 2000, an increase of $303,000, or 20.3%, over the comparable period in 1999. For the nine months ended September 30, 2000, other income, excluding securities gains, was $4.9 million, an increase of $87,000, or 1.8%, compared to $4.8 million for the comparable period in 1999. Gains on the sale of other real estate were $227,000 and $309,000 for the nine months ended September 30, 2000 and 1999, respectively.

     Service charges and fees increased 9.1%, or $80,000, to $955,000 in the third quarter of 2000 from $875,000 in the third quarter of 1999. For the nine months ended September 30, 2000, service charges and fees increased 9.2%, or $227,000, to $2.7 million compared to $2.5 million for the comparable period in 1999. Service charges and fees include service charges on deposit accounts which are expected to increase with future deposit growth.

     Insurance and investment brokerage commissions increased $73,000 from $137,000 for the third quarter of 1999 to $210,000 for the third quarter of 2000. For the nine months ended September 30, 2000, insurance and investment brokerage commissions increased $137,000 to $558,000 compared to $421,000 for the first nine months of 1999. During the third quarter of 2000, the Company entered into a definitive agreement to acquire the book of business and other assets of an investment brokerage firm. This transaction is expected to close during the fourth quarter of 2000, following the receipt of necessary regulatory approval and will be accounted for using the purchase method of accounting. The Company will conduct brokerage operations through a newly incorporated wholly owned subsidiary. The owner of the former firm will be retained as president of this subsidiary. This individual has been operating his brokerage firm within the Company's flagship bank, Midwest Bank and Trust Company for the past eleven years, and the Company has received a percentage of the investment brokerage commissions. Investment brokerage activities are expected to be expanded to many of the Company's banking center locations in the near future. No guaranty can be made on whether the projected commission growth will be realized under the expansion strategy.

     Mortgage loan origination fees decreased 55.3% to $63,000 during the third quarter of 2000 from the comparable period in 1999. For the nine months ended September 30, 2000, mortgage loan origination fees decreased $496,000 from the comparable period in 1999. This is primarily a result of the Company's decision in September of 1999 to dissolve its unprofitable mortgage banking subsidiary. Currently, the Company's subsidiary banks market secondary mortgage products directly to their respective customers.

     Sales of securities available-for-sale resulted in net gains of $80,000 in the third quarter of 2000 compared to $51,000 for the comparable period in 1999. For the nine months ended September 30, 2000, gains on the sale of securities were $371,000 compared to $258,000 for the first nine months of 1999. Securities available-for-sale are held in a manner which allows for their sale in response to changes in interest rates, liquidity needs, or significant prepayment risk. Net trading account profits were $17,000 and $91,000 during the third quarters of 2000 and 1999, respectively. For the nine months ended September 30, 2000, net trading account profits were $149,000 and $96,000 in 2000 and 1999, respectively.

Other Expenses
--------------

     Total other expenses increased 9.7%, or $632,000, to $7.2 million during the third quarter of 2000 compared to $6.5 million for the comparable period in 1999. For the nine months ended September 30, 2000, total other expenses increased 13.0%, or $2.5 million, to $21.6 million from $19.1 million in 1999.

     Salary and benefit expenses increased 9.0%, or $336,000, to approximately $4.1 million for the third quarter of 2000 compared to $3.8 million for the similar period in 1999. For the nine months ended September 30, 2000, salary and benefit expenses increased $1.3 million, or 11.3%, to $12.3 million from $11.1 million for the comparable period in 1999. The number of full-time equivalent employees was 344 at September 30, 2000 compared to 327 as of September 30, 1999. The increase in the number of full-time equivalent employees, as well as salaries and benefits, was primarily due to the initial staffing and related compensation costs attributable to a new banking centers in Roselle, Illinois in February 2000 and

Aledo, Illinois in December 1999.

     Occupancy expenses increased $117,000, or 10.4%, to $1.2 million during the third quarter of 2000 compared to $1.1 million for the comparable period in 1999. For the nine months ended September 30, 2000, occupancy expenses increased $364,000, or 11.1%, to $3.6 million from $3.3 million in the first nine months of 1999. Midwest Bank of Western Illinois constructed a new facility, which opened in January 2000. In February 2000, the Roselle, Illinois banking center opened.

     Expenses, other than salary and employee benefits and occupancy, increased $179,000, or 10.8%, to $1.8 million in the third quarter of 2000 from $1.7 million for the similar period in 1999. Other expenses increased $863,000, or 18.1%, to $5.6 million for the nine months ended September 30, 2000 from $4.8 million for the comparable period in 1999. The increase in expenses was due primarily to start-up promotional expenses for new banking locations, outsourcing arrangements, deposit premium amortization expense, and general operating costs. In addition, other expenses for the nine months ended September 30, 2000 included an expense of $110,000 for the remaining undepreciated amount related to the original headquarters of Midwest Bank of Western Illinois, which was donated to the City of Monmouth, Illinois as a new City Hall in March 2000.

Income Taxes
------------

     The Company recorded income tax expense of $1.9 million and $1.8 million for quarters ended September 30, 2000 and 1999, respectively. For the nine months ended September 30, 2000, the provision for income taxes increased $1.1 million, or 24.0%. The increase in income taxes was due to the growth in pre-tax income for the nine months ended September 30, 2000.

FINANCIAL CONDITION

Loans
-----

     Total loans increased $146.1 million, or 22.6%, to $792.6 million at September 30, 2000 from $646.5 million at December 31, 1999. Loan demand has been strong during the first nine months of 2000, but there is no guarantee that loan demand will continue to be robust in future periods. Commercial loans increased $4.8 million, or 2.5%, to $192.6 million at September 30, 2000 compared to $187.8 million at December 31, 1999. Commercial real estate loans increased 43.1%, or $129.5 million, to $429.5 million at September 30, 2000 from $300.1 million at December 31, 1999. Agricultural loans increased 14.8%, or $6.2 million, to $47.9 million at September 30, 2000 from $41.7 million at December 31, 1999.

     Consumer real estate loans increased $5.4 million, or 5.2%, to $109.1 million at September 30, 2000 from $103.7 million at December 31, 1999. Consumer loans increased 3.8% to $14.4 million at September 30, 2000 compared to $13.9 million at December 31, 1999.

     Consumer mortgage loans have previously been originated by the Company's mortgage banking subsidiary, Midwest One Mortgage Services, Inc. ("Midwest One Mortgage"). As of September 15, 1999, the operations and activities of Midwest One Mortgage were transferred to the Company's subsidiary banks which now handle all mortgage services. Most mortgage loans the Company originates are sold in the secondary market. At any point in time, loans will be at various stages of the mortgage banking process. Included as part of consumer real estate loans are loans held for sale, which were $449,000 at December 31, 1999 and $776,000 at September 30, 2000. The carrying value of these loans approximated their market value at that time.

         Based upon the Company's business strategy to increase loans, it is anticipated that commercial and commercial real estate loans will continue to represent an increasing percentage of earning assets during the rest of 2000.

Allowance for Loan Losses
-------------------------

     An allowance for loan losses has been established to provide for those loans that may not be repaid in their entirety for a variety of reasons. The allowance is maintained at a level considered by management to be adequate to provide for potential loan losses. The allowance is increased by provisions charged to earnings and is reduced by chargeoffs, net of recoveries. The provision for loan losses is based upon past loan loss experience and management's evaluation of the loan portfolio under current economic conditions. Loans are charged to the allowance for loan losses when, and to the extent, they are deemed by management to be uncollectible. The allowance for loan losses is composed of allocations for specific loans and a historical portion for all other loans.

     Following is a summary of changes in the allowance for loan losses for the nine months ended September 30:


                                                        2000           1999
                                                      --------       --------
                                                      (DOLLARS IN THOUSANDS)

Balance, January 1.............................        $ 7,567        $ 6,576
Provision charged to operations................          1,425          1,518
Loans charged-off..............................           (826)        (1,097)
Recoveries.....................................             76            168
                                                       -------        -------
  Balance, September 30........................        $ 8,242          7,165
                                                       =======        =======


     On a quarterly basis, the management of each subsidiary bank and the board of directors of the Company, on a consolidated basis, meet to review the adequacy of the allowance for loan losses. The Company maintains an internal loan review function, which reviews commercial and consumer credits with the individual loan officers and assigns a risk rating grade. The grading system is in compliance with regulatory classifications, and the allowance is allocated to the loans based upon regulatory grading, except in instances where there are known differences (i.e., collateral value is minimal, etc.). Once the specific portion of the allocation is calculated, management then calculates a percentage of each category based upon the past five years of loan loss history.

     The allowance for loan losses as a percentage of total loans was 1.04% as of September 30, 2000 and 1.17% at December 31, 1999. In management's judgment, an adequate allowance for loan losses has been established.

Nonaccrual and Nonperforming Loans
----------------------------------

     Nonaccrual loans are those loans of which the accrual of interest income has been stopped due typically to a problem situation. Nonaccrual loans decreased to $1.1 million at September 30, 2000 from $1.6 million at December 31, 1999. Most of the nonaccrual loans are related to several commercial loans which are being addressed by specific workout plans at this time.

     Nonperforming loans include nonaccrual loans and accruing loans which are 90 days or more delinquent. Typically, these loans have adequate collateral protection or personal guaranty to provide a source of repayment to the bank. Nonperforming loans were $3.5 million at September 30, 2000 compared to $2.4 million at December 31, 1999 and $4.8 million at September 30, 1999. Nonperforming loans were 0.44%, 0.37%, and 0.78% of total loans at September 30, 2000, December 31, 1999, and
                                       15

September 30, 1999, respectively. Nonperforming loans were 0.24%, 0.19%, and 0.40% of total assets at September 30, 2000, December 31, 1999, and September 30, 1999, respectively.

     Other real estate owned was $1.5 million and $2.7 million at September 30, 2000 and December 31, 1999, respectively. Other real estate owned was 0.11% and 0.21% of total assets at September 30, 2000 and December 31, 1999, respectively.

Securities
----------

     Securities are classified as available-for-sale if they may be sold as part of the Company's asset/liability management strategy in response to changes in interest rates, liquidity needs, or significant prepayment risk. Securities available-for-sale are carried at fair value, with related unrealized net gains or losses, net of deferred income taxes, recorded as an adjustment to equity capital. At September 30, 2000, unrealized losses, net of taxes on securities available-for-sale were $7.7 million compared to $11.9 million at December 31, 1999. The decrease in net unrealized losses on securities available-for-sale resulted in a $4,221,000 increase in book equity.

     Securities available-for-sale increased to $505.1 million at September 30, 2000 from $503.4 million at December 31, 1999. U.S. Treasury and agency securities decreased by $985,000 to $920,000 at September 30, 2000 from $1.9 million at December 31, 1999. U.S. government agency mortgage-backed securities and collateralized mortgage obligations decreased 10.2%, or $48.3 million, from $475.1 million at December 31, 1999 to $426.8 million at September 30, 2000. Equity securities increased $32.1 million from $18.1 million at December 31, 1999 to $50.2 million at September 30, 2000. Equity securities included capital securities of bond-rated or credit equivalent community banks, Federal Home Loan Bank and Federal Reserve Bank stock at September 30, 2000. Rated other corporate bonds increased to $14.3 million at the end of the third quarter of 2000.

     Securities held-to-maturity decreased $274,000, or .92%, from $29.6 million at December 31, 1999 to September 30, 2000.

     There were no trading account securities held at September 30, 2000 or December 31, 1999. The Company holds trading account securities on a short-term basis based on market and liquidity conditions.

Other Assets
------------

     The Company has made a $14.7 million investment in Bank-Owned Life Insurance (BOLI). The BOLI will provide funding for future employee benefit expense. It is anticipated that additional amounts will be invested in BOLI prior to the end of 2000.

Deposits and Borrowed Funds
---------------------------

     Total deposits of $1.05 billion at September 30, 2000 represented an increase of $76.3 million, or 7.9%, from $971.0 million at December 31, 1999. Non-interest-bearing deposits were $125.1 million at September 30, 2000, approximately $6.6 million higher than the $118.6 million level at December 31, 1999. Over the same period, interest-bearing deposits increased 8.2%, or $69.7 million. Certificates of deposit under $100,000 increased $69.5 million from December 31, 1999 to September 30, 2000.

     The Company's membership in the Federal Home Loan Bank System gives it the ability to borrow funds from the Federal Home Loan Bank of Chicago for short- or long-term purposes under a variety of programs. The loans were used to fund growth and permit the Company's bank subsidiaries to extend term maturities, reduce funding costs and manage interest rate risk exposures more effectively.

     Federal Home Loan Bank advances were $228.5 million at September 30, 2000 and $169.5 million at December 31, 1999. The weighted average rate for Federal Home Loan Bank advances was 5.72% during the nine months ended September 30, 2000 with a range of maturities between one and ten years. This rate compares favorably to the average 2000 rate of 5.80% for the Company's certificates of deposit under $100,000.

     Borrowed funds at September 30, 2000 and December 31, 1999 are listed below:


                                                     2000                1999
                                                  ----------          ----------
                                                      (DOLLARS IN THOUSANDS)
Federal Home Loan Bank (FHLB) advances to
  bank subsidiaries...........................    $  228,500          $ 169,500
Revolving line of credit ($25,000,000)
  available)..................................         5,300              7,500
Mortgage payable..............................            --                 75
Note issued to acquire Porter Insurance
  Agency, Inc.................................            75                 75
                                                  ----------          ---------
  Total notes payable.........................    $  233,875          $ 177,150
                                                  ==========          =========


     The Company also utilizes securities sold under repurchase agreements as a source of funds. Most local municipalities and some other organizations must have funds insured or collateralized as a matter of their own policies. Repurchase agreements provide a source of funds and do not increase the Company's reserve requirement. Although the balance of repurchase agreements is subject to variation, particularly seasonal variation, the account relationships represented by these balances are principally local and have been maintained for relatively long periods of time. The Company had $19.2 in securities sold under repurchase agreements at September 30, 2000.

     In addition, the Company issued 10% junior subordinated debentures aggregating $20,000,000 to MBHI Capital Trust I, a wholly-owned subsidiary of the Company. The junior subordinated debentures pay interest on a quarterly basis and will mature on June 7, 2030. The junior subordinated debentures can be redeemed in whole or in part, beginning June 7, 2005.

Capital Resources
-----------------

     Stockholders' equity increased $8.9 million, or 13.2%, from $67.7 million at December 31, 1999 to $76.6 million at September 30, 2000. The increase was due to 2000 cumulative earnings exceeding dividends declared and amounts used to repurchase the Company's outstanding common stock, as well as a $4.2 million decrease in accumulated other comprehensive loss.

     Under a previously announced plan, the Company completed its repurchase plan in May 2000 with the repurchase of 144,654 shares at prevailing market prices. The weighted average purchase price was $14.62 for stock repurchases year to date in 2000. The number of shares repurchased completed the planned objective to repurchase 150,000 shares during 2000. The amount repurchased was approximately $2.1 million and represented 2.8% of the total dollar amount of stockholders' equity at September 30, 2000.

     The Company and its four subsidiary banks ("the Banks") are subject to regulatory capital requirements administered by federal banking agencies. Capital adequacy guidelines and prompt corrective action regulations involve quantitative measures of assets, liabilities and certain off-balance-sheet items calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by regulators about components, risk weightings and other factors, and the regulators can lower classifications in certain areas. Failure to meet various capital requirements can initiate regulatory action that could have a direct material effect on the financial statements.

     The prompt corrective action regulations provide five classifications, including well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized, however these terms are not used to represent overall financial condition. If adequately capitalized, regulatory approval is required to accept brokered deposits. If undercapitalized, capital distributions are limited, as is asset growth and expansion, and plans for capital restoration are required.

     The Company and the Banks were categorized as well capitalized as of September 30, 2000. Management is not aware of any conditions or events since the most recent regulatory notification that would change the Company's or the Banks' categories.

     Capital levels and minimum required levels (dollars in thousands):


                                                                         AT SEPTEMBER 30, 2000
                                                  -----------------------------------------------------------------------
                                                                             MINIMUM REQUIRED         MINIMUM REQUIRED
                                                         ACTUAL             FOR CAPITAL ADEQUACY   TO BE WELL CAPITALIZED
                                                  ----------------------   ---------------------   ----------------------
                                                    AMOUNT        RATIO      AMOUNT       RATIO      AMOUNT        RATIO
                                                  ----------     -------   ----------    -------   ----------      ------
                                                                         (IN THOUSANDS)

Total capital to risk-weighted assets
  Company.....................................    $  108,035     12.2%     $  70,784      8.0%      $ 88,480       10.0%
Midwest Bank and Trust Company................        48,267     12.5         30,932      8.0         38,665       10.0
Midwest Bank of Hinsdale......................        23,946     11.5         16,675      8.0         20,843       10.0
Midwest Bank of McHenry County................        22,439     13.4         13,404      8.0         16,755       10.0
Midwest Bank of Western Illinois..............        13,547     11.3          9,555      8.0         11,944       10.0

Tier I capital to risk-weighted assets
  Company.....................................        99,794     11.3         35,392      4.0         53,088        6.0
Midwest Bank and Trust Company................        44,455     11.5         15,466      4.0         23,199        6.0
Midwest Bank of Hinsdale......................        22,179     10.6          8,337      4.0         12,506        6.0
Midwest Bank of McHenry County................        20,868     12.5          6,702      4.0         10,053        6.0
Midwest Bank of Western Illinois..............        12,456     10.4          4,778      4.0          7,167        6.0

Tier I capital to average assets
  Company.....................................        99,794      7.0         56,641      4.0         70,801        5.0
Midwest Bank and Trust Company................        44,455      7.2         24,617      4.0         30,771        5.0
Midwest Bank of Hinsdale......................        22,179      7.2         12,292      4.0         15,365        5.0
Midwest Bank of McHenry County................        20,868      7.3         11,399      4.0         14,248        5.0
Midwest Bank of Western Illinois.............         12,456      6.2          8,069      4.0         10,087        5.0


                                                                     AT DECEMBER 31, 1999
                                                  ----------------------------------------------------------------
                                                                        MINIMUM REQUIRED       MINIMUM REQUIRED
                                                        ACTUAL        FOR CAPITAL ADEQUACY  TO BE WELL CAPITALIZED
                                                  ------------------  --------------------  ----------------------
                                                  AMOUNT      RATIO     AMOUNT     RATIO      AMOUNT       RATIO
                                                  --------  --------  ----------  --------  ----------   ---------
                                                                         (IN THOUSANDS)
Total capital to risk-weighted assets
  Company......................................   $  84,829   12.2%     $  55,643   8.0%     $  69,553     10.0%
Midwest Bank and Trust Company.................      41,080   13.0         25,292   8.0         31,615     10.0
Midwest Bank of Hinsdale.......................      17,851   11.4         12,573   8.0         15,716     10.0
Midwest Bank of McHenry County.................      17,581   14.2          9,921   8.0         12,401     10.0
Midwest Bank of Western Illinois...............      12,952   13.5          7,670   8.0          9,588     10.0

Tier I capital to risk-weighted assets
  Company......................................      77,263   11.1         27,821   4.0         41,732      6.0
Midwest Bank and Trust Company.................      37,487   11.9         12,646   4.0         18,969      6.0
Midwest Bank of Hinsdale.......................      16,297   10.4          6,286   4.0          9,430      6.0
Midwest Bank of McHenry County.................      16,217   13.1          4,960   4.0          7,441      6.0
Midwest Bank of Western Illinois...............      11,897   12.4          3,835   4.0          5,753      6.0

Tier I capital to average assets
  Company......................................      77,263    6.7         49,166   4.0         61,457      5.0
Midwest Bank and Trust Company.................      37,487    6.7         22,432   4.0         28,039      5.0
Midwest Bank of Hinsdale.......................      16,297    6.5         10,005   4.0         12,506      5.0
Midwest Bank of McHenry County.................      16,217    6.6          9,867   4.0         12,232      5.0
Midwest Bank of Western Illinois...............      11,897    7.1          6,689   4.0          8,362      5.0



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

     Net cash outflows provided by operations were $16.9 million for the nine months ended September 30, 2000 compared to inflows of $15.3 million a year earlier. Net cash outflows from investing activities were $141.8 million in the first nine months of 2000 compared to a net cash outflow of $145.6 million a year earlier. Cash inflows from financing activities for the nine months ended September 30, 2000 were $161.0 million compared to a net inflow of $129.3 million in the comparable period 1999.

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

     Interest received net of interest paid was a principal source of operating cash inflows for the three months ended September 30, 2000 and September 30, 1999, respectively. Management of investing and financing activities and market conditions determine the level and the stability of net interest cash flows. Management's policy is to mitigate the impact of changes in market interest rates to the extent possible so that balance sheet growth is the principal determinant of growth in net interest cash flows.

                ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES
                                ABOUT MARKET RISK

Interest Rate Sensitivity Analysis
----------------------------------

     The Company's overall interest rate sensitivity is demonstrated by net interest income analysis. Net interest income analysis measures the change in net interest income in the event of hypothetical changes in interest rates. This analysis assesses the risk of change in net interest income in the event of sudden and sustained 1.0% to 2.0% increases and decreases in market interest rates. The table below presents the Company's projected changes in net interest income for the various rate shock levels at September 30, 2000.

                                                NET INTEREST INCOME
                                        -------------------------------------
                                         AMOUNT        $ CHANGE      % CHANGE
                                        --------       ---------     --------
                                               (DOLLARS IN THOUSANDS)
-200 bp.............................    $ 43,650       $    124       0.28%
-100 bp.............................      44,140            613       1.41
Base................................      43,527             --         --
+100 bp.............................      42,807           (720)     (1.65)
+200 bp.............................      41,909         (1,618)     (3.72)


     As shown above, at September 30, 2000, the effect of an immediate 200 basis point increase in interest rates would decrease the Company's net interest income by 3.72%, or $1.6 million. The effect of an immediate 200 basis point reduction in rates would increase the Company's net interest income by 0.28%, or $124,000.

     The projected changes in the Company's net interest income for the various rate shock levels at September 30, 1999 were the following:


                                                NET INTEREST INCOME
                                        -------------------------------------
                                         AMOUNT        $ CHANGE      % CHANGE
                                        --------       ---------     --------
                                               (DOLLARS IN THOUSANDS)

-200 bp.............................    $ 40,707       $  16           0.04%
-100 bp.............................      40,820         129           0.32
Base................................      40,691          --             --
+100 bp.............................      40,534        (157)         (0.39)
+200 bp.............................      40,169        (522)         (1.28)


     Changes in the mix of earning assets and interest-bearing liabilities increased the Company's liability sensitivity during the past twelve months.

     Computations of the prospective effects of hypothetical interest rate changes are based on numerous assumptions, including relative levels of market interest rates, loan prepayments, and deposit decay rates, and should not be relied upon as indicative of actual results. Actual values may differ from those projections set forth above, should market conditions vary from assumptions used in preparing the analyses. Further, the computations do not contemplate any actions the Company may undertake in response to changes in interest rates.

               SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES
                          LITIGATION REFORM ACT OF 1995

     This report contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The Company intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Reform Act of 1995 and is including this statement for purposes of these safe harbor provisions. Forward-looking statements, which are based on certain assumptions and describe future plans, strategies, and expectations of the Company, are generally identifiable by use of the words "believe," "expect," "intend," "anticipate," "estimate," "project," or similar expressions. The Company's ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Important factors which could cause actual events to differ from the Company's expectations include, but are not limited to, fluctuations in interest rates, and loan and deposit pricing, which could reduce the Company's net interest margins, asset valuations and expense expectations; a deterioration in the economy or business conditions, either nationally or in the Company's market areas, that could increase credit-related losses and expenses; increases in defaults by borrowers and other loan delinquencies resulting in increases in the Company's provision for loan losses and related expenses; higher than anticipated costs related to the Company's new banking centers or slower than expected earning assets growth which could extend anticipated breakeven periods at these locations; significant increases in competition; legislative or regulatory changes applicable to bank holding companies or the Company's banking or other subsidiaries; and possible changes in tax rates, tax laws, or tax law interpretation.

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

     None

ITEM 5.  OTHER INFORMATION

     None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits

          Exhibit 3.1 Restated Certificate of Incorporation, as amended (incorporated by reference to Registrant's Registration Statement on Form S-1, Registration No. 333-42827).

          Exhibit 3.2 Restated By-Laws, as amended (incorporated by reference to Registrant's Quarterly Report on Form 10-Q for the quarters ended June 30, 1998 and June 30, 2000, File No. 0-29598).

          Exhibit 27     Financial Data Schedule

     (b) Current Report on Form 8-K dated September 12, 2000, filed with the SEC on September 20, 2000.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:     November 13, 2000

                                          MIDWEST BANC HOLDINGS, INC.
                                          (Registrant)

                                          By: /s/ Brad A. Luecke
                                          --------------------------------------
                                          Brad A. Luecke,
                                          President and Chief Executive Officer



                                          By: /s/ Daniel R. Kadolph
                                          --------------------------------------
                                          Daniel R. Kadolph,
                                          Chief Financial Officer