Form 10-K
period 2000-12-31
MIDWEST BANC HOLDINGS INC
filed 2001-03-29
CIK 1051379

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K

              [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934
                  For the fiscal year ended December 31, 2000
                                       OR
              TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934
                    For the transition period from        to
                                                  ------    ------
                         Commission file number 0-29598

                          MIDWEST BANC HOLDINGS, INC.
             (Exact name of Registrant as specified in its charter)

        DELAWARE                                        36-3252484
(State of Incorporation)                (I.R.S. Employer Identification Number)

                 501 WEST NORTH AVENUE, MELROSE PARK, ILLINOIS
       60160 (Address of principal executive offices including ZIP Code)

                                 (708) 865-1053
              (Registrant's telephone number including Area Code)

          Securities registered pursuant to Section 12(b) of the Act:
                  10.0% CUMULATIVE TRUST PREFERRED SECURITIES
                      (And Guarantee with Respect Thereto)


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

                              YES     NO

     As of March 16, 2001, the aggregate market value of the registrant's common stock held by nonaffiliates of the registrant was approximately $100,363,880 based upon the last sales price of the common stock on that date.(1)

     As of March 16, 2001, the number of shares outstanding of the registrant's common stock, par value $0.01 per share, was 10,740,392.

                       DOCUMENTS INCORPORATED BY REFERENCE
     Portions of the Company's Proxy Statement for the 2001 Annual Meeting of Stockholders are incorporated by reference into Part III.


------------------
(1) Based upon the closing price of the registrant's common stock on March 16, 2001, and reports of beneficial ownership filed by directors and executive officers of the registrant and by beneficial owners of more than 5% of the outstanding shares of common stock of the registrant. However, such determination of shares owned by affiliates does not constitute an admission of affiliate status or beneficial interest in shares of registrant's common stock.

                           MIDWEST BANC HOLDINGS, INC.
                                    FORM 10-K

                                      INDEX

                                                                      Page No.
                                                                      --------
Part I
------

Item 1.    Business                                                       1
Item 2.    Properties                                                    18
Item 3.    Legal Proceedings                                             19
Item 4.    Submission of Matters to a Vote of Stockholders               19

Part II
-------

Item 5.    Market for the Registrant's Common Equity and
             Related Stockholder Matters                                 20
Item 6.    Selected Consolidated Financial Data                          21
Item 7.    Management's Discussion and Analysis of Financial
             Condition and Results of Operations                         22
Item 7A.   Quantitative and Qualitative Disclosures about Market Risk    42
Item 8.    Consolidated Financial Statements and Supplementary Data      43
Item 9.    Changes in and Disagreements with Accountants on
             Accounting and Financial Disclosure                         43

Part III
--------

Item 10.   Directors and Executive Officers of the Registrant            44
Item 11.   Executive Compensation                                        44
Item 12.   Security Ownership of Certain Beneficial Owners
             and Management                                              44
Item 13.   Certain Relationships and Related Transactions                44

Part IV
-------

Item 14.   Exhibits, Financial Statement Schedules and
             Reports on Form 8-K                                         44
           Signature(s) Page                                             47
           Index to Consolidated Financial Statements                   F-1

                                     PART I
                                     ------

ITEM 1.    BUSINESS

THE COMPANY


     The Company is a community-based bank holding company headquartered in Melrose Park, Illinois. The Company provides a wide range of services, including traditional banking services, personal and corporate trust services, residential mortgage services, insurance brokerage and retail securities brokerage services. The Company's principal operating subsidiaries are four Illinois community banks: Midwest Bank and Trust Company, Midwest Bank of Hinsdale, Midwest Bank of McHenry County, and Midwest Bank of Western Illinois (collectively, the "Banks"). Each of the Banks is chartered as an Illinois state bank. In addition, one of the Banks has a nonbank subsidiary that provide insurance and investment brokerage services, and the Company has one nonbank subsidiary that provides data processing services.

     The Company announced on May 4, 2000 that Robert L. Woods, President and Chief Executive Officer would resign from that position on June 30, 2000 and would be succeeded by Brad A. Luecke. Mr. Luecke had served as President and Chief Executive Officer, and a director of Midwest Bank and Trust Company since 1991. Mr. Luecke became President and Chief Executive Officer of the Company on July 1, 2000. Mr. Luecke had been elected a Director of the Company in June 2000. Mr. Woods remained with the Company as Vice Chairman until his retirement on January 9, 2001. Mr. Luecke remains Chief Executive Officer of Midwest Bank and Trust Company and was succeeded as president of the bank by Sheldon Bernstein on July 1, 2000. Mr. Bernstein was formerly Executive Vice President of Midwest Bank and Trust Company. James I. McMahon resigned as President and Chief Executive Officer of Midwest Bank of Hinsdale on March 1, 2000 and was succeeded by Mary M. Henthorn. Ms. Henthorn was formerly Executive Vice President of Midwest Bank of Hinsdale. The Company's succession plans were executed without effecting the operations of the Company or the Banks.

     The Banks are community-oriented, full-service commercial banks, providing traditional banking services to individuals, small-to-medium-sized businesses, government and public entities and not-for-profit organizations. The Banks operate out of 17 locations with 12 banking centers in the greater Chicago metropolitan area and five banking centers in Western Illinois. Porter Insurance Agency, Inc., a subsidiary of Midwest Bank of Western Illinois, acts as an insurance agency for individuals and corporations. First Midwest Data Corp., a subsidiary of the Company, provides data processing services to the Company and all of the Banks except Midwest Bank of Western Illinois.

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

     Certain information with respect to the Banks and the Company's nonbank consolidated subsidiaries as of December 31, 2000, is set forth below:

                                                                                            NUMBER OF
                                                                                             BANKING
COMPANY SUBSIDIARIES               HEADQUARTERS           MARKET AREA                  CENTERS OR OFFICES
--------------------               ------------           -----------                  ------------------

Banks:
Midwest Bank and Trust Company     Elmwood Park, IL       Chicago, Elmwood Park,                5
                                                          Melrose Park,  Oak Park,
                                                          River Forest, Forest
                                                          Park, Franklin Park,
                                                          River Grove and Maywood

Midwest Bank of Hinsdale           Hinsdale, IL           Hinsdale, Downers Grove,              3
                                                          Burr Ridge, Westmont, Oak
                                                          Brook, Clarendon Hills,
                                                          Roselle and Bloomingdale

Midwest Bank of McHenry County     Union, IL              Union, Algonquin,                     4
                                                          Marengo, Crystal Lake,
                                                          East Dundee, McHenry,
                                                          Lake in the Hills,
                                                          Huntley, Island Lake,
                                                          Wauconda and
                                                          Carpentersville

Midwest Bank of Western Illinois   Monmouth, IL           Monmouth, Galesburg,                  5
                                                          Oquawka, Kirkwood,
                                                          and Aledo
Nonbanks:

Porter Insurance Agency, Inc.      Alexis, IL             Western Illinois                      2

First Midwest Data Corp            Melrose Park, IL          *                                  1

MBHI Capital Trust I               Melrose Park, IL         **                                  -


  * Performs data processing services for the Company and all of the Banks, except Midwest Bank of Western Illinois.
 ** The trust is a statutory business trust formed as a financing subsidiary of the Company.

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

     The Company established Midwest Bank of DuPage County in 1991 in Hinsdale. Midwest Bank of DuPage County was created to develop markets through the opening of a new banking center. The bank was subsequently renamed Midwest Bank of Hinsdale in 1991. Midwest Bank of Hinsdale opened a convenience banking center in 1996 in Downers Grove, Illinois, which has been expanded into a full-service banking center. A third banking center, in Roselle, Illinois, opened in February 2000.

     In an effort to diversify the Company's core deposit base and develop profitable growth opportunities at a reasonable cost of market entry, the Company began an expansion program in West Central Illinois in the early 1990s. The Company acquired the Bank of Oquawka in Henderson County in 1991 and The National Bank of Monmouth via a merger with West Central Illinois Bancorp in 1993. Subsequently, the Bank of Oquawka was merged into The National Bank of Monmouth in 1994. A new full-service banking center was opened in Galesburg in Knox County in 1996. In 1998, The National Bank of Monmouth converted from a national bank to an Illinois state chartered bank and changed its name to Midwest Bank of Western Illinois. On December 18, 1999, Midwest Bank of Western Illinois acquired the deposits and fixed assets of the Aledo Banking Center of Associated Bank-Illinois. Midwest Bank of Western Illinois currently has a network of five banking centers in Monmouth, Galesburg, Oquawka, Kirkwood and Aledo.

Nonbank Subsidiaries

     The Company's nonbank subsidiaries were created to support the core retail and commercial banking activities of the Company and the Banks. First Midwest Data Corp. was established in 1991 to replace third party data processing services and provide competitive advantages in terms of service and delivery for the Banks. First Midwest Data Corp. provides a variety of services to the Company and all of the Banks, except Midwest Bank of Western Illinois, including processing of demand deposits, savings accounts, time deposits, loans and general ledgers, and managing telephone banking and on-line computer services for retail and commercial customers. Midwest Bank of Western Illinois and Porter Insurance Agency, Inc. provide their own data processing services.

     Porter Insurance Agency, Inc. was acquired by Midwest Bank of Western Illinois in 1998 to provide insurance services to customers of the bank. This subsidiary also maintains an independent customer base that represents more than 90% of its current premiums and commissions.

     In May 2000, the Company formed MBHI Capital Trust I (the "Trust"). The Trust is a statutory business trust formed under the laws of the State of Delaware and is wholly owned by the Company. In June 2000, the Trust issued 10.0% preferred securities with an aggregate liquidation amount of $20,000,000 ($25 per preferred security) to third-party investors.


THE BANKS

     The Company functions as a network of autonomous banks with centralized planning and staff support functions performed at the holding company level. Each Bank faces different levels and varied types of competition, which are addressed by the local, decentralized nature of each Bank. The Banks maintain full responsibility for the day-to-day operations of each banking center, including lending practices and decision-making, pricing, sales and customer service. The Banks are supported by centralized staff services provided by the Company for accounting, auditing, financial and strategic planning, marketing, human resources, loan review, securities management, retail sales, training and regulatory compliance. The Banks, except Midwest Bank of Western Illinois, have centralized at Midwest Bank and Trust Company their bookkeeping and loan operations functions.

     Set forth below is selected financial and other information for each Bank for the year ended December 31, 2000.

                                              TOTAL       TOTAL        NET
                                              ASSETS     EQUITY       INCOME
                                             --------    -------     ------
                                                      (IN THOUSANDS)

     Midwest Bank and Trust Company          $626,944    $44,424     $9,233
     Midwest Bank of Hinsdale                 319,888     22,167      3,295
     Midwest Bank of McHenry County           300,055     20,647      2,957
     Midwest Bank of Western Illinois(1)      215,829     15,447      1,449


(1)  Does not include net income of Porter Insurance Agency, Inc.

     The Banks accounted for nearly 99.0% of the assets and virtually all the net income of the Company as of and for the years ended 2000, 1999 and 1998.

MARKETS

     The Banks operate in broadly diverse markets, with varying levels and growth rates of economic development and activity. Population trends, geographic density, and the demographic mix vary by market. The largest segments of the Company's customer base live and work in relatively mature markets in Cook and DuPage Counties and West Central Illinois. The market in Hinsdale is a more affluent and upwardly mobile segment with a higher percentage of white-collar professionals.

     The Company considers its primary market areas to be those areas immediately surrounding its offices for retail customers and generally within a 10-20 mile radius of each Bank for commercial relationships. The Banks operate out of 12 full-service locations in the Chicago metropolitan area and five offices in West Central Illinois. Accordingly, the Company's business extends throughout the Chicago metropolitan area and Western Illinois, but is highly concentrated in the areas in which the Banks' offices are located. The communities in which the Banks' offices are located have a broad spectrum of demographic characteristics. These communities include a number of densely populated areas as well as rural areas, and some extremely high-income areas as well as many middle-income and some low-to-moderate income areas.

STRATEGY

     The Company believes that its continued success is dependent on its ability to provide to its customers value-added retail and commercial banking programs and other financial products and services which are delivered by experienced, committed banking professionals operating under the highest standards of customer service. The growth strategy of the Company is to increase its core banking business, develop its insurance and retail brokerage activities, and expand into new markets and diversify the financial services it offers. The Company's strategy includes the following objectives: (i) maintain high levels of customer service; (ii) increase market share within existing markets and expand into new markets; (iii) enhance cross-selling of value-added products and services; (iv) maintain a competitive position in product development and marketing; (v) increase the revenue base of nonbank financial services subsidiaries; (vi) increase existing loan-to-deposit ratios of the Banks and
(vii) expand funding sources for liquidity and interest rate risk management. Management believes that these strategies, which are subject to change at any time based upon market conditions, will support the continued profitable growth of the Company.

     The Company has established the following performance goals for the years 2001 - 2003: (1) annual growth in earning assets of 8.0% to 12.0%; (2) annual growth in income of 12.0% to 15.0%; (3) average annual growth in diluted earnings per share of 12.0% to 15.0%; (4) return on average assets of 1.05% to 1.15%; and (5) return on average equity of 16.0% to 18.0%. Management anticipates that with out any material deterioration in asset quality and economic conditions, these targets are obtainable, though it can not make any guarantee, that actual results will meet or exceed these goals.

PRODUCTS AND SERVICES

Deposit Products

     Management believes the Company and the Banks offer competitive deposit products and programs which address the needs of customers in each of the local markets served. These products include:

     Checking Accounts. The Company has developed a range of different checking account products designed and priced to meet specific target segments (e.g., age and industry groups) of the local markets served by each Bank.

     NOW and Money Market Accounts. The Company offers several types of premium rate NOW accounts and money market accounts with interest rates indexed to the prime rate or the 91-day U.S. Treasury bill rate. The Banks were some of the first institutions to offer these products in specific local markets.

     Time Deposits. The Company offers a wide range of innovative time deposits, usually offered at premium rates with special features to protect the customer's interest earnings in changing interest rate environments. For example, specific products include the FlexRate CD, which permits interest rate adjustments at the customer's option, the Customer Choice CD, which has limited or reduced prepayment penalties and the ADDvantage CD where customers can add additional amounts to an existing certificate at any time prior to maturity.

Lending Services

     The Company's loan portfolio consists of commercial loans, commercial real estate loans, agricultural loans, consumer real estate loans (including home equity lines of credit) and consumer installment loans. Management emphasizes sound credit analysis and loan documentation. Management also seeks to avoid undue concentrations of loans to a single industry or based on a single class of collateral. The Company has focused its efforts on building its lending business in the following areas:

     Commercial Loans. Commercial and individual loans are made to small- to medium-sized businesses that are sole proprietorships, partnerships and corporations. Generally, these loans are secured with collateral including accounts receivable, inventory and equipment, and require personal guarantees of the principals. Frequently, these loans are further secured with real estate collateral.

     Commercial Real Estate Loans. Commercial real estate loans include loans for acquisition, development and construction of real estate which are secured by the real estate involved, and other loans secured by farmland, commercial real estate, multifamily residential properties and other nonfarm, nonresidential properties. Loans are generally short-term balloon loans and adjustable rate mortgages with initial fixed terms of one to five years.

     Agricultural Loans. A relatively small but important segment of the loan portfolio consists of farm crop production loans on a seasonal basis, machinery and equipment loans of a medium term nature and longer-term real estate loans to purchase acreage. Farm production loans are concentrated primarily in corn and bean crops, with only a small portion tied to livestock. Midwest Bank of Western Illinois is a major agribusiness lender in West Central Illinois and Midwest Bank of McHenry County has a small agricultural loan portfolio in Northern Illinois.

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

ATMs

     The Banks maintain a network of 28 ATM sites generally located within the Banks' local markets. All except two off-site ATMs are owned by the Banks. Seventeen of the ATM sites are located at various banking centers, and 11 are maintained off-site at hotels, supermarkets and schools.

Trust Activities

     Midwest Trust Services, Inc. was, until December 1999, a full-service Illinois trust company subsidiary of Midwest Bank and Trust Company offering land trusts, personal trusts, custody accounts, retirement plan services and corporate trust services. Effective February 1999, Midwest Trust Services, Inc. and Midwest Bank and Trust Company sold certain trusts representing certain lines of trust business, including personal trusts, individual retirement accounts and life insurance trusts, to a third party. Subsequently, Midwest Trust Services, Inc. was dissolved during the fourth quarter of 1999, and remaining trust operations were transferred to the Trust Department of Midwest Bank and Trust Company.

     As of December 31, 2000, the Trust Department of Midwest Bank and Trust Company maintained trust relationships representing an aggregate market value of $142.2 million in assets with an aggregate book value of $136.8 million. In addition, the Trust Department of Midwest Bank and Trust Company administered 2,008 land trust accounts as of December 31, 2000.

     Midwest Bank of Western Illinois also provides trust services to its customers and maintained trust accounts with an aggregate market value of $47.2 million and an aggregate book value of $31.7 million as of December 31, 2000.

Insurance Services

     Porter Insurance Agency, Inc. is a full line independent insurance agency acquired by Midwest Bank of Western Illinois in 1998. Concentrating in agricultural-related insurance products, Porter Insurance Agency, Inc. is one of the largest writers of crop hail insurance in Western Illinois. Its services also include individual health care contracts and homeowners' insurance, as well as commercial and retail automobile insurance for individuals, new car dealerships and commercial trucking fleets.

Securities Brokerage

     Securities brokerage services are currently provided through arrangements with an independent regional brokerage firm. Licensed brokers are located at four banking centers and provide services with respect to stocks and securities trading, financial planning, mutual funds sales, fixed and variable rate annuities and tax-exempt and conventional unit trusts. During 2000, the Company announced the acquisition of an investment brokerage firm that provides a full range of brokerage services. The Company expects to consummate this transaction in 2001 following the receipt of the necessary regulatory approvals. The projected income from the addition of this brokerage line of business is expected to increase the Company's overall other income. This acquisition is expected to further one of the Company's strategic goals of increasing revenues from non-traditional sources, while also being accretive in the first year.

COMPETITION

     The Company competes in the financial services industry through the Banks and Porter Insurance Agency, Inc. The financial services business is highly competitive. The Company encounters strong direct competition for deposits, loans and other financial services. The Company's principal competitors include other commercial banks, savings banks, savings and loan associations, mutual funds, money market funds, finance companies, credit unions, mortgage companies, insurance companies and agencies, private issuers of debt obligations and suppliers of other investment alternatives, such as securities firms.

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

EMPLOYEES

         As of December 31, 2000, the Company and its subsidiaries had 295 full-time employees and 115 part-time employees, or 340 full-time equivalent employees. Management considers its relationship with its employees to be good.

                           SUPERVISION AND REGULATION

     Bank holding companies and banks are extensively regulated under federal and state law. References under this heading to applicable statutes or regulations are brief summaries of portions thereof which do not purport to be complete and which are qualified in their entirety by reference to those statutes and regulations. Any change in applicable laws or regulations may have a material adverse effect on the business of commercial banks and bank holding companies, including the Company and the Banks. However, management is not aware of any current recommendations by any regulatory authority which, if implemented, would have or would be reasonably likely to have a material effect on the liquidity, capital resources or operations of the Company or the Banks. Finally, please remember that the supervision, regulation and examination of banks and bank holding companies by bank regulatory agencies are intended primarily for the protection of depositors rather than stockholders of banks and bank holding companies.

BANK HOLDING COMPANY REGULATION

     The Company is registered as a "bank holding company" with the Federal Reserve and, accordingly, is subject to supervision and regulation by the Federal Reserve under the Bank Holding Company Act (the Bank Holding Company Act and the regulations issued thereunder are collectively referred to as the "BHC Act"). The Company is required to file with the Federal Reserve periodic reports and such additional information as the Federal Reserve may require pursuant to the BHC Act. The Federal Reserve examines the Company and the Banks, and may examine Porter Insurance Agency, Inc., MBHI Capital Trust I and First Midwest Data Corp.

     The BHC Act requires prior Federal Reserve approval for, among other things, the acquisition by a bank holding company of direct or indirect ownership or control of more than 5% of the voting shares or substantially all the assets of any bank, or for a merger or consolidation of a bank holding company with another bank holding company. With certain exceptions, the BHC Act prohibits a bank holding company from acquiring direct or indirect ownership or control of voting shares of any company which is not a bank or bank holding company and from engaging directly or indirectly in any activity other than banking or managing or controlling banks or performing services for its authorized subsidiaries. A bank holding company may, however, engage in or acquire an interest in a company that engages in activities which the Federal Reserve has determined, by regulation or order, to be so closely related to banking or managing or controlling banks as to be a proper incident thereto, such as owning and operating the data processing operations of First Midwest Data Corp. Under the BHC Act, the Company and the Banks are prohibited from engaging in certain tie-in arrangements in connection with an extension of credit, lease, sale of property or furnishing of services. That means that, except with respect to traditional banking products, the Company may not condition a customer's purchase of one of its services on the purchase of another service. The passage of the Gramm-Leach-Bliley Act, however, allows bank holding companies to become financial holding companies. Financial holding companies do not face the same prohibitions on entering into certain business transactions that bank holding companies currently face.

     Under the Illinois Banking Act, any person who acquires more than 10% of the Company's stock may be required to obtain the prior approval of the Commissioner of the Illinois Office of Banks and Real Estate (the "Illinois Commissioner"). Under the Change in Bank Control Act , a person may be required to obtain the prior approval of the Federal Reserve before acquiring the power to directly or indirectly control the management, operations or policies of the Company or before acquiring 10% or more of any class of its outstanding voting stock.

     It is the policy of the Federal Reserve that the Company is expected to act as a source of financial strength to the Banks and to commit resources to support the Banks. The Federal Reserve takes the position that in implementing this policy, it may require the Company to provide such support when the Company otherwise would not consider itself able to do so.

     The Federal Reserve has adopted risk-based capital requirements for assessing bank holding company capital adequacy. These standards define regulatory capital and establish minimum capital ratios in relation to assets, both on an aggregate basis and as adjusted for credit risks and off-balance sheet exposures. The Federal Reserve's risk-based guidelines apply on a consolidated basis for bank holding companies with consolidated assets of $150 million or more and on a "bank-only" basis for bank holding companies with consolidated assets of less than $150 million, subject to certain terms and conditions. Under the Federal Reserve's risk-based guidelines, capital is classified into two categories. For bank holding companies, Tier 1, or "core", capital consists of common stockholders' equity, qualifying noncumulative perpetual preferred stock (including related surplus), qualifying cumulative perpetual preferred stock (including related surplus) (subject to certain limitations) and minority interests in the common equity accounts of consolidated subsidiaries, and is reduced by goodwill, and specified intangible assets ("Tier 1 Capital"). Tier 2, or "supplementary" capital consists of the allowance for loan and lease losses, perpetual preferred stock and related surplus, "hybrid capital instruments," unrealized holding gains on equity securities, perpetual debt and mandatory convertible debt securities, and term subordinated debt and intermediate-term preferred stock, including related surplus.

     Under the Federal Reserve's capital guidelines, bank holding companies are required to maintain a minimum ratio of qualifying total capital to risk-weighted assets of 8%, of which at least 4% must be in the form of Tier 1 Capital. The Federal Reserve also requires a minimum leverage ratio of Tier 1 Capital to total assets of 3% for strong bank holding (those rated a composite "1" under the Federal Reserve's rating system). For all other bank holding companies, the minimum ratio of Tier 1 capital to total assets is 4%. In addition, the Federal Reserve continues to consider the Tier 1 leverage ratio in evaluating proposals for expansion or new activities.

     In its capital adequacy guidelines, the Federal Reserve emphasizes that the foregoing standards are supervisory minimums and that banking organizations generally are expected to operate well above the minimum ratios. These guidelines also provide that banking organizations experiencing growth, whether internally or by making acquisitions, are expected to maintain strong capital positions substantially above the minimum levels.

     As of December 31, 2000, the Company had regulatory capital in excess of the Federal Reserve's minimum requirements. The Company had a total capital to risk-weighted assets ratio of 11.9% and a Tier 1 capital to risk-weighted assets ratio of 11% and a leverage ratio of 7.2% as of December 31, 2000.

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

     Delaware law also places certain limitations on the ability of the Company to pay dividends. For example, the Company may not pay dividends to its stockholders if, after giving effect to the dividend, the Company would not be able to pay its debts as they become due. Because a major source of the Company's revenues is dividends the Company receives and expects to receive from the Banks, the Company's ability to pay dividends is likely to be dependent on the amount of dividends paid by the Banks. No assurance can be given that the Banks will, in any circumstances, pay such dividends to the Company on their stock.

     On November 12, 1999, the Gramm-Leach-Bliley Act (the "GLB Act") was enacted. The GLB Act amended or repealed certain provisions of the Glass-Steagall Act and other legislation that restricted the ability of bank holding companies, securities firms, and insurance companies to affiliate with one another. The GLB Act establishes a comprehensive framework to permit affiliations among commercial banks, insurance companies and securities firms. Further, the GLB Act expanded the range of activities in which bank holding companies may engage by allowing certain well managed and well capitalized bank holding companies to be designated as "financial holding companies." In addition, the GLB Act contains provisions intended to safeguard consumer financial information in the hands of financial service providers by, among other things, requiring such entities to disclose their privacy policies to their customers and allowing customers to "opt out" of having their financial service providers disclose their confidential financial information to non-affiliated third parties, subject to certain exceptions. Final regulations implementing the new financial privacy regulations become effective during 2001. Similar to most other consumer-oriented laws, the regulations contain some specific prohibitions and require timely disclosures of certain information. The Company has devoted what it believes are sufficient resources to comply with these new requirements. It is not anticipated that the GLB Act will have a material adverse effect on the operations or prospects of the Company and its subsidiaries. However, to the extent the GLB Act permits banks, securities firms and insurance companies to affiliate, the financial services industry may experience further consolidation. This consolidation could result in a growing number of larger financial institutions that offer a wider variety of financial services than the Company currently offers and that can aggressively compete in the markets the Company currently serves.

BANK REGULATION

     Under Illinois law, the Banks are subject to supervision and examination by the Illinois Commissioner. Each of the Banks is a member of the Federal Reserve System and as such is also subject to examination by the Federal Reserve. The Federal Reserve also supervises compliance with the provisions of federal law and regulations, which place restrictions on loans by member banks to their directors, executive officers and other controlling persons. Each Bank is also a member of the FHLB of Chicago and may be subject to examination by the FHLB of Chicago. As affiliates of the Banks, the Company and Porter Insurance Agency, Inc. are also subject to examination by the Federal Reserve.

     The deposits of the Banks are insured by the Bank Insurance Fund ("BIF") under the provisions of the Federal Deposit Insurance Act (the "FDIA"), and the Banks are, therefore, also subject to supervision and examination by the FDIC. The FDIA requires that the appropriate federal regulatory authority approve any merger and/or consolidation by or with an insured bank, as well as the establishment or relocation of any bank or branch office. The FDIA also gives the Federal Reserve and other federal bank regulatory agencies power to issue cease and desist orders against either banks, holding companies or person regarded as "institution affiliated parties." A cease and desist order can either prohibit such entities from engaging in certain unsafe and unsound bank activity or can require them to take certain affirmative action.

         Furthermore, banks are affected by the credit policies of other monetary authorities, including the Federal Reserve, which regulate the national supply of bank credit. Such regulation influences overall growth of bank loans, investments and deposits and may also affect interest rates charged on loans and paid on deposits. The monetary policies of the Federal Reserve have had a significant effect on the operating results of commercial banks in the past and are expected to continue to do so in the future.

FINANCIAL INSTITUTION REGULATION

     Transactions with Affiliates. Transactions between a bank and its holding company or other affiliates are subject to various restrictions imposed by state and federal regulatory agencies. Such transactions include loans and other extensions of credit, purchases of securities and other assets and payments of fees or other distributions. In general, these restrictions limit the amount of transactions between a bank and an affiliate of such bank, as well as the aggregate amount of transactions between a bank and all of its affiliates, impose collateral requirements in some cases and require transactions with affiliates to be on terms comparable to those for transactions with unaffiliated entities.

     Dividend Limitations. As state member banks, none of the Banks may, without the approval of the Federal Reserve, declare a dividend if the total of all dividends declared in a calendar year exceeds the total of its net income for that year, combined with its retained net income of the preceding two years, less any required transfers to the surplus account. Under Illinois law, none of the Banks may pay dividends in an amount greater than its net profits then on hand, after deducting losses and bad debts. For the purpose of determining the amount of dividends that an Illinois bank may pay, bad debts are defined as debts upon which interest is past due and unpaid for a period of six months or more, unless such debts are well-secured and in the process of collection.

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

     Capital Requirements. State member banks are required by the Federal Reserve to maintain a minimum primary capital to total asset ratio of 5.5% and a minimum total capital to total assets ratio of 6%. Primary capital consists of common stock, perpetual preferred stock, surplus (excluding surplus relating to limited-life preferred stock), undivided profits, contingency and other capital reserves, mandatory convertible instruments, allowance for loan and lease losses, and minority interests in equity accounts of consolidated subsidiaries. Total capital consists of primary capital as well as limited-life preferred stock, and bank subordinated notes and debentures and unsecured long-term debt of a parent company and its subsidiaries. The Federal Reserve has created three different zones into which a bank's total capital ratio may fall. Total capital ratios exceeding 7% fall into Zone 1, total capital ratios ranging from 6% to 7% fall into Zone 2, and total capital ratios below 6% fall into Zone 3. The nature and intensity of Federal Reserve supervisory action over a bank will be determined by a bank's primary capital ratio as well as the zone in which a bank's total capital ratio falls. Banks with total capital ratios in Zone 2 and Zone 3 will be more closely monitored and banks with total capital ratios in Zone 3 have to submit a comprehensive capital plan to the Federal Reserve. Banks with either a primary capital ratio below 5.5% or a total capital ratio in Zone 3 will be considered undercapitalized, unless they can show clear extenuating circumstances.

     Each of the Banks has a Tier 1 capital to risk-weighted assets ratio and a total capital to risk-weighted assets ratio which meets the above requirements. Midwest Bank and Trust Company has a Tier 1 capital to risk-weighted assets ratio of 11.4% and a total capital to risk-weighted assets ratio of 12.3%. Midwest Bank of Hinsdale has a Tier 1 capital to risk-weighted assets ratio of 10.5% and a total capital to risk-weighted assets ratio of 11.4%. Midwest Bank of McHenry County has a Tier 1 capital to risk-weighted assets ratio of 11.9% and a total capital to risk-weighted assets ratio of 12.9%. Midwest Bank of Western Illinois has a Tier 1 capital to risk-weighted assets ratio of 9.9% and a total capital to risk-weighted assets ratio of 10.7%.

     Standards for Safety and Soundness. The FDIA, as amended by FDICIA and the Riegle Community Development and Regulatory Improvement Act of 1994 requires the Federal Reserve, together with the other federal bank regulatory agencies, to prescribe standards of safety and soundness, by regulations or guidelines, relating generally to operations and management, asset growth, asset quality, earnings, stock valuation and compensation. The Federal Reserve and the other federal bank regulatory agencies have adopted a set of guidelines prescribing safety and soundness standards pursuant to FDICIA, as amended. The guidelines establish general standards relating to internal controls and information systems, internal audit systems, loan documentation, credit underwriting, interest rate exposure, asset growth and compensation, fees and benefits. In general, the guidelines require, among other things, appropriate systems and practices to identify and manage the risks and exposures specified in the guidelines. The guidelines prohibit excessive compensation as an unsafe and unsound practice and describe compensation as excessive when the amounts paid are unreasonable or disproportionate to the services performed by an executive officer, employee, director or principal shareholder. In addition, the Federal Reserve adopted regulations that authorize, but do not require, the Federal Reserve to order an institution that has been given notice by the Federal Reserve that it is not satisfying any of such safety and soundness standards to submit a compliance plan. If, after being so notified, an institution fails to submit an acceptable compliance plan or fails in any material respect to implement an accepted compliance plan, the Federal Reserve must issue an order directing action to correct the deficiency and may issue an order directing other actions of the types to which an undercapitalized association is subject under the "prompt corrective action" provisions of FDICIA. If an institution fails to comply with such an order, the Federal Reserve may seek to enforce such order in judicial proceedings and to impose civil money penalties. The

Federal Reserve and the other federal bank regulatory agencies also adopted guidelines for asset quality and earnings standards.

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

     In addition, the Federal Reserve, FDIC and other federal banking agencies adopted a final rule , which modified the risk-based capital standards to provide for consideration of interest rate risk when assessing the capital adequacy of a bank. Under this rule, the Federal Reserve and the FDIC must explicitly include a bank's exposure to declines in the economic value of its capital due to changes in interest rates as a factor in evaluating a bank's capital adequacy. The Federal Reserve, the FDIC and other federal banking agencies also have adopted a joint agency policy statement providing guidance to banks for managing interest rate risk. The policy statement emphasizes the importance of adequate oversight by management and a sound risk management process. The assessment of interest rate risk management made by the banks' examiners will be incorporated into the banks' overall risk management rating and used to determine the effectiveness of management.

     Prompt Corrective Action. FDICIA requires the federal banking regulators, including the Federal Reserve and the FDIC, to take prompt corrective action with respect to depository institutions that fall below minimum capital standards and prohibits any depository institution from making any capital distribution that would cause it to be undercapitalized. Institutions that are not adequately capitalized may be subject to a variety of supervisory actions including, but not limited to, restrictions on growth, investment activities, capital distributions and affiliate transactions and will be required to submit a capital restoration plan which, to be accepted by the regulators, must be guaranteed in part by any company having control of the institution (such as the Company). In other respects, FDICIA provides for enhanced supervisory authority, including greater authority for the appointment of a conservator or receiver for undercapitalized institutions. The capital-based prompt corrective action provisions of FDICIA and their implementing regulations apply to FDIC-insured depository institutions. However, federal banking agencies have indicated that, in regulating bank holding companies, the agencies may take appropriate action at the holding company level based on their assessment of the effectiveness of supervisory actions imposed upon subsidiary insured depository institutions pursuant to the prompt corrective action provisions of FDICIA.

     Insurance of Deposit Accounts. Under FDICIA, as a FDIC-insured institution, each of the Banks is required to pay deposit insurance premiums based on the risk it poses to the insurance fund. The FDIC has authority to raise or lower assessment rates on insured deposits in order to achieve statutorily required reserve ratios in the insurance funds and to impose special additional assessments. Each depository institution is assigned to one of three capital groups: "well capitalized," "adequately capitalized" or "undercapitalized " An institution is considered well capitalized if it has a total risk-based capital ratio of 10% or greater, has a Tier 1 risk-based capital ratio of 6% or greater, has leverage ratio of 5% or greater and is not subject to any order or written directive to meet and maintain a specific capital level. An "adequately capitalized" institution is defined as one that has a total risk-based capital ratio of 8% or greater, has a Tier 1 risk-based capital ratio of 4% or greater, has a leverage rate of 4% or greater and does not meet the definition of a well capitalized bank. An institution is considered "undercapitalized" if it does not meet the definition of "well-capitalized" or "adequately capitalized." Within each capital group, institutions are assigned to one of three supervisory subgroups: "A" (institutions with few minor weaknesses), "B" (institutions which demonstrate weaknesses which, if not corrected, could result in significant deterioration of the institution and increased risk of loss to BIF), and "C" (institutions that pose a substantial probability of loss to BIF unless effective corrective action is taken). Accordingly, there are nine combinations of capital groups and supervisory subgroups to which varying assessment rates would be applicable. An institution's assessment rate depends on the capital category and supervisory category to which it is assigned.

     During 2000, the Banks were assessed deposit insurance in the aggregate amount of $199,063. Deposit insurance may be terminated by the FDIC upon a finding that an institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC. Such terminations can only occur, if contested, following judicial review through the federal courts. The management of each of the Banks does not know of any practice, condition or violation that might lead to termination of deposit insurance.

     The Economic Growth and Regulatory Paperwork Reduction Act of 1996 provides that beginning with semi-annual periods after December 31, 1996, Bank Insurance Fund deposits will also be assessed to pay interest on the bonds issued in the late 1980s by the Financing Corporation (the "FICO Bonds") to recapitalize the now defunct Federal Savings & Loan Insurance Corporation. For purposes of the assessments to pay interest on the FICO Bonds, BIF deposits were assessed at a rate of 20% of the assessment rate applicable to SAIF deposits until December 31, 1999. After December 31, 1999, full pro rata sharing of FICO assessments began. It has been estimated that the rates of assessment for the payment of interest on the FICO Bonds will be approximately 1.3 basis points for BIF-assessable deposits and approximately 6.4 basis points for SAIF-assessable deposits. The payment of the assessment to pay interest on the FICO Bonds should not materially affect the Banks.

     Federal Reserve System. The Banks are subject to Federal Reserve regulations requiring depository institutions to maintain non-interest-earning reserves against their transaction accounts (primarily NOW and regular checking accounts). The Federal Reserve regulations generally require 3% reserves on the first $44.3 million of transaction accounts and 10% on the remainder. The first $5.0 million of otherwise reservable balances (subject to adjustments by the Federal Reserve) are exempted from the reserve requirements. The Banks are in compliance with the foregoing requirements.

     Community Reinvestment. Under the Community Reinvestment Act ("CRA"), a financial institution has a continuing and affirmative obligation, consistent with the safe and sound operation of such institution, to help meet the credit needs of its entire community, including low- and moderate-income neighborhoods. The CRA does not establish specific lending requirements or programs for financial institutions nor does it limit an institution's discretion to develop the types of products and services that it believes are best suited to its particular community, consistent with the CRA. However, institutions are rated on their performance in meeting the needs of their communities. Performance is judged in three areas: (a) a lending test, to evaluate the institution's record of making loans in its assessment areas; (b) an investment test, to evaluate the institution's record of investing in community development projects, affordable housing and programs benefiting low or moderate income individuals and business; and (c) a service test to evaluate the institution's delivery of services through its branches, ATMs and other offices. The CRA requires each federal banking agency, in connection with its examination of a financial institution, to assess and assign one of four ratings to the institution's record of meeting the credit needs of its community and to take such record into account in its evaluation of certain applications by the institution, including applications for charters, branches and other deposit facilities, relocations, mergers, consolidations, acquisitions of assets or assumptions of liabilities and savings and loan holding company acquisitions. The CRA also requires that all institutions make public disclosure of their CRA ratings. Each of the Banks received "satisfactory" ratings on its most recent CRA performance evaluation.

     Consumer Compliance. Each Bank has been examined for consumer compliance during the past eighteen months. The Federal Reserve issued an Memorandum of Understanding ("MOU") on March 29, 2000 to Midwest Bank of McHenry County as the result of Regulation C - Home Mortgage Disclosure Act and Regulation B - Equal Credit Opportunity Act violations noted in the consumer compliance examination of October 4, 1999. The bank's board of directors signed the MOU and directed management of the bank to comply with the Federal Reserve's findings. Management of the bank and of the Company have taken the necessary steps to remedy the noted violations and to prevent any future such violations or material errors. Management believes it is addressing this HMDA reporting problem appropriately, and abiding by the terms of the MOU. The failure to appropriately address these identified deficiencies, over time, could result in enforcement or administrative actions by the Federal Reserve. Such action by the Federal Reserve could impact the Company's ability to implement its growth strategy. Midwest Bank of McHenry County was examined again as of November 20, 2000, by the Federal Reserve, which found that the bank was in compliance at that time with the terms of the MOU.

     Brokered Deposits. Well-capitalized institutions are not subject to limitations on brokered deposits, while an adequately capitalized institution is able to accept, renew or rollover brokered deposits only with a waiver from the FDIC and subject to certain restrictions on the yield paid on such deposits. Undercapitalized institutions are not permitted to accept brokered deposits.

     Enforcement Actions. Federal and state statutes and regulations provide financial institution regulatory agencies with great flexibility to undertake enforcement action against an institution that fails to comply with regulatory requirements, particularly capital requirements. Possible enforcement actions range from the imposition of a capital plan and capital directive to civil money penalties, cease and desist orders, receivership, conservatorship or the termination of deposit insurance.

     Interstate Banking and Branching Legislation. Under the Interstate Banking and Efficiency Act of 1994 (the "Interstate Banking Act"), adequately capitalized and adequately managed bank holding companies are allowed to acquire banks across state lines subject to certain limitations. In addition, under the Interstate Banking Act, banks are permitted, under some circumstances, to merge with one another across state lines and thereby create a main bank with branches in separate states. After establishing branches in a state through an interstate merger transaction, a bank may establish and acquire additional branches at any location in the state where any bank involved in the interstate merger could have established or acquired branches under applicable federal and state law.

     While the State of Illinois has adopted legislation "opting in" to interstate bank mergers, it did not allow out of state banks to enter the Illinois market through de novo branching or through branch-only acquisitions. Since many states ("host states") allow out-of-state banks to enter a host state by de novo branching or branch-only acquisitions only if the banks of the host state are afforded reciprocal treatment in the other state, the Banks have limited opportunities to expand in other states except through whole bank or bank holding company acquisitions. It is anticipated that this interstate merger and branching ability will increase competition and further consolidate the financial institutions industry.

     Insurance Powers. Under state law, a state bank is authorized to act as agent for any fire, life or other insurance company authorized to do business in the State of Illinois. Similarly, the Illinois Insurance Code was amended to allow a state bank to form a subsidiary for the purpose of becoming a firm registered to sell insurance. Such sales of insurance by a state bank may only take place through individuals who have been issued and maintain an insurance producer's license pursuant to the Illinois Insurance Code.

     State banks are prohibited from assuming or guaranteeing any premium on an insurance policy issued through the bank. Moreover, state law expressly prohibits tying the provision of any insurance product to the making of any loan or extension of credit and requires state banks to make disclosures of this fact in some instances. Other consumer oriented safeguards are also required.

     In October 1998, Midwest Bank of Western Illinois acquired the Porter Insurance Agency, Inc. Porter Insurance Agency, Inc. is a subsidiary of Midwest Bank of Western Illinois and is a full-lines insurance agency. Porter Insurance Company, Inc. is registered with, and subject to examination by, the Illinois Department of Insurance, and the Company believes that each is operating in compliance with applicable laws of the State of Illinois.

MONETARY POLICY AND ECONOMIC CONDITIONS

     The earnings of banks and bank holding companies are affected by general economic conditions and by the fiscal and monetary policies of federal regulatory agencies, including the Federal Reserve. Through open market transactions, variations in the discount rate and the establishment of reserve requirements, the Federal Reserve exerts considerable influence over the cost and availability of funds obtainable for lending or investing.

     The above monetary and fiscal policies and resulting changes in interest rates have affected the operating results of all commercial banks in the past and are expected to do so in the future. The Banks and their respective holding company cannot fully predict the nature or the extent of any effects which fiscal or monetary policies may have on their business and earnings.


               SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES
                          LITIGATION REFORM ACT OF 1995

     This report contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The Company intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 and is including this statement for purposes of these safe harbor provisions. Forward-looking statements, which are based on certain assumptions and describe future plans, strategies and expectations of the Company, are generally identifiable by use of the words "believe," "expect," "intend," "anticipate," "estimate," "project" or similar expressions. The Company's ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse effect on the operations and future prospects of the Company and its subsidiaries include, but are not limited to, changes in interest rates; general economic conditions; legislative/regulatory changes; monetary and fiscal policies of the U.S. government, including policies of the U.S. Treasury and the Federal Reserve Board; the quality or composition of the loan or investment portfolios; demand for loan products; deposit flows; competition; demand for financial services in the Company's market area and accounting principles, policies and guidelines. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements.

                      EXECUTIVE OFFICERS OF THE REGISTRANT

     Listed below are the executive officers of the Company and its subsidiaries as of March 16, 2001.

     Brad A. Luecke (50) was named President and Chief Executive Officer of the Company effective July 1, 2000. He had served previously as Executive Vice President of the Company since 2000. Mr. Luecke became Vice Chairman of Midwest Bank and Trust Company in 2000 and continues to serve as Chief Executive Officer and a director since 1991. He also served as President of Midwest Bank and Trust Company from 1991 to 2000. Mr. Luecke has been a director of Midwest Bank of Hinsdale and First Midwest Data Corp since 2000.

     Sheldon Bernstein (53) was named a Senior Vice President of the Company in January 2001. Mr. Bernstein has served as President, Chief Operating Officer and a director of Midwest Bank and Trust Company since 2000. Previously, Mr. Bernstein served as Executive Vice President-Lending of Midwest Bank and Trust Company since 1993.

     Mary M. Henthorn (43) was named a Senior Vice President of the Company in January 2001. Ms. Henthorn was named President and Chief Executive Officer of Midwest Bank of Hinsdale in 2000. Previously, she served as Executive Vice President and continues as a director of Midwest Bank of Hinsdale since 1996. She has served in various management capacities at Midwest Bank of Hinsdale and Midwest Bank and Trust Company since 1992.

     Stephen M. Karaba (43) was named a Senior Vice President of the Company in 2000 and has served as President of Midwest Bank of McHenry County since 1994. Previously, Mr. Karaba held various management and executive positions within Midwest Bank and Trust Company and Midwest Bank of McHenry County since 1989. Mr. Karaba has been a director of Midwest Bank of McHenry County since 1994 and Midwest Bank of Western Illinois since 1998.

     Christopher J. Gavin (39) was named a Senior Vice President of the Company in 2000 and has served as President and Chief Executive Officer of Midwest Bank of Western Illinois since 1998. He also has been a director of Midwest Bank of Western Illinois since 1997 and has served as a director of Porter Insurance Agency, Inc. since 1998. Mr. Gavin was Executive Vice President and Chief Credit Officer of Midwest Bank of Western Illinois from 1997 to 1998. Previously, Mr. Gavin had fifteen years of experience in commercial and community banking with Monmouth Trust and Savings Bank.

     Michelle T. Holman (41) was named Senior Vice President - Risk Management in 2000. Ms. Holman has served as a director of First Midwest Data Corp. since 2000. Previously, she served as Vice President of Loan Review since 1988 and in various management capacities at the Company and Midwest Bank and Trust Company since 1985.

     Daniel R. Kadolph (38) was named Senior Vice President and Chief Financial Officer in 2000. He has served as Vice President, Comptroller since 1994 and Treasurer since 1997. Mr. Kadolph has served as a director of First Midwest Data Corp. since 2000 and has served in various management capacities at the Company and Midwest Bank and Trust Company since 1988. -

     Edward H. Sibbald (52) was named Executive Vice President, Director of Marketing and Director of Investor Relations in 2000. Previously he served as a Senior Vice President of the Company in 2000 and as Chief Financial Officer of the Company from 1997 to 2000. Previously, Mr. Sibbald served as Executive Vice President from 1997 to 1999 and Senior Vice President-Administration from 1991 to 1997. Mr. Sibbald also serves as a director of Midwest Bank of McHenry County and Midwest Bank of Western Illinois.

     Mary C. Ceas (43) was named Senior Vice President - Human Resources of the Company in 2000. Ms. Ceas was named Vice President - Human Resources in 1997 and served as Director - Training and Development from 1995 to 1997. Previously, she had 12 years of experience in training, management and human resources with Delta Air Lines.

     ITEM 2. PROPERTIES

     The following table sets forth certain information regarding the Company's principal office and subsidiary facilities.

                                                             NET BOOK VALUE AT
                                                             DECEMBER 31, 2000     LEASED OR
           LOCATION                          DATE ACQUIRED    (IN THOUSANDS)         OWNED
           --------                          -------------    --------------         -----
Principal Office
501 West North Avenue
Melrose Park, Illinois 60160                    1987            $     1,954           Owned

Midwest Bank and Trust Company Facilities

1606 North Harlem Avenue
Elmwood Park, Illinois 60607                    1959                  1,830           Owned

300 South Michigan Avenue
Chicago, Illinois 60604                         1986                      -          Leased

4012 North Pulaski Road
Chicago, Illinois 60641                         1993                  1,196           Owned

7227 West Addison Street
Chicago, Illinois 60634                         1996                  1,257           Owned

Midwest Bank of Hinsdale Facilities

500 West Chestnut Street
Hinsdale, Illinois 60521                        1991                  1,784           Owned

927 Curtiss Street
Downers Grove, Illinois 60515                   1996                      -          Leased

505 N. Roselle Road
Roselle, Illinois 60172                         1999                  2,277           Owned

Midwest Bank of McHenry County Facilities

17622 Depot Street
Union, Illinois 60180                           1987                     53           Owned

2045 East Algonquin Road
Algonquin, Illinois 60102                       1994                    902           Owned

204 E. State Road
Island Lake, Illinois 60042                     1998                    362           Owned

5555 Bull Valley Road
McHenry, Illinois 60050                         1998                  1,381           Owned

Midwest Bank of Western Illinois Facilities

200 East Broadway
Monmonth, Illinois 61462                        1993                  2,535           Owned

                                                             NET BOOK VALUE AT
                                                             DECEMBER 31, 2000     LEASED OR
           LOCATION                          DATE ACQUIRED    (IN THOUSANDS)         OWNED
           --------                          -------------    --------------         -----
612 West Main Street
Galesburg, Illinois 61401                       1996            $       564           Owned

Schuyler Street
Oquawka, Illinois 61469                         1991                     83           Owned

104 S.E. 3rd Avenue
Aledo, Illinois 61231                           1999                    147           Owned

106 South Kirk
Kirkwood, Illinois 61473                        1993                      -           Owned




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


ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF STOCKHOLDERS

     None.

                                     PART II

ITEM 5.    MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
           MATTERS

     The Company's common stock is traded over-the-counter and quoted on the Nasdaq National Market under the symbol "MBHI". As of March 16, 2001, the Company had 1,714 stockholders. The table below sets forth the high and low sale prices of the common stock during the periods indicated.

                                                     HIGH           LOW
                                                     ----           ---
           1999
               First Quarter                      $   16.38      $    15.25
               Second Quarter                         19.00           15.88
               Third Quarter                          19.38           14.88
               Fourth Quarter                         17.88           13.50

           2000
               First Quarter                      $   15.19      $    13.00
               Second Quarter                         15.00           11.63
               Third Quarter                          14.75           13.00
               Fourth Quarter                         15.50           14.00

     The Company has declared per share cash dividends with respect to its common stock in the last two fiscal years as follows:

           1999
               First Quarter                      $   0.075
               Second Quarter                         0.075
               Third Quarter                          0.075
               Fourth Quarter                         0.125

           2000
               First Quarter                      $   0.125
               Second Quarter                         0.125
               Third Quarter                          0.125
               Fourth Quarter                         0.150

     Holders of common stock are entitled to receive such dividends as may be declared by the Board of Directors from time to time and paid out of funds legally available therefore. Because the Company's consolidated net income consists largely of net income of the Banks, the Company's ability to pay dividends depends upon its receipt of dividends from the Banks. The Banks' ability to pay dividends is regulated by banking statutes. See "Supervision and Regulation--Dividend Limitations." The declaration of dividends by the Company is discretionary and depends on the Company's earnings and financial condition, regulatory limitations, tax considerations and other factors including limitations imposed by the terms of the Company's revolving lines of credit and limitations imposed by the terms of the Company's outstanding junior subordinated debentures. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity." While the Board of Directors expects to continue to declare dividends quarterly, there can be no assurance that dividends will be paid in the future.

ITEM 6.    SELECTED CONSOLIDATED FINANCIAL DATA

     The following table sets forth certain selected consolidated financial data at or for the periods indicated. This information should be read in conjunction with the Company's Consolidated Financial Statements and notes thereto included herein. See "Item 8, Consolidated Financial Statements and Supplementary Data."

                                                                   YEAR ENDED DECEMBER 31,
                                                                   -----------------------
                                               2000           1999         1998           1997         1996
                                           -----------    -----------   -----------   -----------   -----------
                                                        (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENT OF INCOME DATA:
    Total interest income                  $   109,792    $    84,146   $    74,827   $    67,326   $    57,298
    Total interest expense                      64,032         44,262        41,014        35,311        28,918
                                           -----------    -----------   -----------   -----------   -----------
    Net interest income                         45,760         39,884        33,813        32,015        28,380
    Provision for loan losses                    1,850          2,203         1,326         2,454         1,718
    Other income                                 7,695          6,734         6,787         5,563         4,410
    Other expenses                              29,360         25,774        22,895        21,076        19,167
       Income before income taxes               22,245         18,641        16,379        14,048        11,905
    Provision for income taxes                   7,632          6,750         5,974         5,537         4,597
                                           -----------    -----------   -----------   -----------   -----------

    Net income                             $    14,613    $    11,891   $    10,405   $     8,511   $     7,308
                                           ===========    ===========   ===========   ===========   ===========

PER SHARE DATA: (1)
    Earnings per share (basic)             $      1.36    $      1.08   $      0.94   $      0.85   $      0.73
       Earnings per share (diluted)               1.35           1.07          0.94          0.85          0.73
    Cash dividends declared                      0.525          0.350         0.145         0.055         0.055
    Book value at end of year                     7.69           6.22          6.88          5.29          4.29
    Tangible book value at end of year            7.49           6.00          6.65          5.05          4.03

SELECTED FINANCIAL RATIOS:
    Return on average assets                      1.07%          1.04%         1.04%         1.01%         1.01%
    Return on average equity                     20.57          16.39         14.60         18.36         19.36
    Dividend payout ratio                        38.64          32.28         15.72          6.47          7.53
    Average equity to average assets              5.18           6.31          7.11          5.51          5.20
    Net interest margin (tax equivalent)          3.65           3.75          3.61          4.11          4.27
    Allowance for loan losses to total loans
      at the end of year                          1.04           1.17          1.26          1.26          1.27
    Nonperforming loans to total loans
      at the end of year (2)                      0.26           0.37          0.90          0.66          1.03
    Net loans charged off to
      average total loans                         0.11           0.21          0.18          0.36          0.26
    Tier 1 risk-based capital                    11.02          11.11         13.47          9.60          9.57
    Total risk-based capital                     11.94          12.20         14.64         10.78         10.76

                                                                        DECEMBER 31,
                                                                        ------------
                                               2000          1999           1998          1997          1996
                                           -----------    -----------   -----------   -----------   -----------
                                                                   (DOLLARS IN THOUSANDS)
BALANCE SHEET DATA:
    Total assets                           $ 1,467,770    $ 1,256,462   $ 1,071,314   $   908,642   $   786,070
    Total earning assets                     1,371,519      1,184,546     1,014,691       855,675       737,338
    Average assets (3)                       1,370,386      1,148,675     1,002,848       841,707       725,420
         Total loans                           824,632       646,455        521,880       488,099       420,655
    Allowance for loan losses                    8,593          7,567         6,576         6,143         5,342
    Total deposits                           1,085,786        970,954       869,152       794,362       701,205
    Notes payable and other borrowings (4)     264,800        177,150       107,800        42,575        27,495
    Stockholders' equity                        82,576         67,694        77,629        52,960        42,962
    Tangible stockholders equity                80,463         65,320        75,019        50,536        40,344

(1) All per share amounts have been adjusted to reflect two-for-one stock splits effective in December 1997 and in April 1996.
(2) Includes total nonaccrual, impaired and all other loans 90 days or more past due.
(3)  Average for the year ended.
(4) Borrowings do not include short-term Federal funds purchased or securities sold under agreements to repurchase.

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

OVERVIEW

     The Company's principal business is conducted by the Banks and consists of a full range of community-based financial services, including commercial and retail banking. The profitability of the Company's operations depends primarily on its net interest income, provision for loan losses, other income and other expenses. Net interest income is the difference between the income the Company receives on its loan and securities portfolios and its cost of funds, which consists of interest paid on deposits and borrowings. The provision for loan losses reflects the cost of credit risk in the Company's loan portfolio. Other income consists of service charges on deposit accounts, securities gains, mortgage origination fees, insurance and brokerage commissions, trust fees and other income. Other expenses include salaries and employee benefits, occupancy and equipment expenses, professional services, marketing expenses and other noninterest expenses.

     Net interest income is dependent on the amounts of and yields on interest-earning assets as compared to the amounts of and rates on interest-bearing liabilities. Net interest income is sensitive to changes in market rates of interest and the Company's asset/liability management procedures in coping with such changes. The provision for loan losses is dependent upon management's assessment of the collectibility of the loan portfolio under current economic conditions. Other expenses are influenced by the growth of operations, with additional employees' necessary to staff and open new banking centers and marketing expenses necessary to promote them. Growth in the number of account relationships directly affects such expenses as data processing costs, supplies, postage and other miscellaneous expenses.

     During 2000, the economy started to show signs of weakness, with rising energy prices, reports of slower economic growth and reports of tightening credit standards. The Federal Reserve reduced the Federal Funds and Discount Rates by one and one-half percent since the beginning of 2001 through March 28, 2001. The Company's net income is dependent in part on stable interest rates. Falling rates may have some adverse implications for the Company and its customers. Interest rate reductions would likely have the effect of compressing the Company's net interest margin assuming that interest rates continue to fall. A decrease in mortgage rates has sparked an increase in mortgage refinancing which has accelerated the prepayment speeds of the Company's mortgage-backed securities.

CONSOLIDATED RESULTS OF OPERATIONS

     Total assets increased $211.3 million, or 16.8%, to $1.47 billion as of December 31, 2000 from $1.26 billion as of December 31, 1999. Net income increased $2.7 million, or 22.9%, to $14.6 million for the year ended December 31, 2000 compared to $11.9 million for the year ended December 31, 1999. The return on average assets was 1.07% for 2000 and 1.04% for 1999. The return on average equity increased to 20.57% in 2000 from 16.39% in 1999. The return on average assets was 1.04% for both 1999 and 1998. The return on average equity increased to 16.39% in 1999 from 14.60% in 1998.

2000 COMPARED TO 1999

     Net Interest Income. Net interest income on a tax-equivalent basis increased $6.2 million, or 15.2%, to $47.1 million in 2000 from $40.9 million in 1999. Interest income on total earning assets increased $26.0 million in 2000 from 1999. This was primarily due to interest income on loans, which increased $19.6 million in 2000 from 1999 resulting from a $161.4 million increase in average loans outstanding and an increase in average rates paid on loans from 8.99% to 9.69%. Interest expense on interest-bearing liabilities increased $19.8 million in 2000 from 1999, or 44.7%, as a result of an $8.8 million increase in interest expense on other borrowings and a $11.0 million increase in interest expense on deposits. The increase in interest expense was due primarily to a combination of a $97.4 million increase in average deposits and an increase in the average rate paid on deposits from 4.52% in 1999 to 5.27% in 2000. The increase in interest expense on other borrowings was due primarily to a $89.7 million increase in average FHLB advances outstanding during 2000 and $20.4 million increase in average fed funds purchased and repurchase agreements. In addition, the Company issued $20.0 million in junior subordinated debentures in June 2000 at a rate of 10.0% with a maturity of 30 years. The average interest rate paid for borrowings increased to 6.09% in 2000 from 5.20% in 1999 due to increased interest rates on FHLB advances and the issuance of the Company's junior subordinated debentures. The net interest margin on a tax-equivalent basis decreased from 3.75% in 1999 to 3.65% for 2000. The primary reason for the decrease in net interest margin was that yields on interest bearing liabilities increased more than the yields on earning assets. Average yields on interest bearing liabilities increased from 4.62% in 1999 to 5.46% in 2000. During 2001, we anticipate that there will be continued compression in our margin if we continue to experience a declining interest rate environment.

     Provision for Loan Losses. The provision for loan losses decreased $353,000, or 16.0%, to $1.9 million in 2000 from $2.2 million in 1999. As of
December 31, 2000, the allowance for loan losses totaled $8.6 million, or 1.04% of total loans, and was equal to 382% of nonperforming loans. The amount of the provision for loan losses is based on quarterly evaluations of the loan portfolio, with particular attention directed toward nonperforming and other potential problem loans. During these evaluations, consideration is also given to such factors as management's evaluation of specific loans, the level and composition of impaired and other nonperforming loans, historical loss experience, results of examinations by regulatory agencies, independent loan review, the market value of collateral, the estimate of discounted cash flows, the strength and availability of guaranties, concentrations of credits and other factors.

     Other Income. The Company's total other income increased $961,000 or 14.3% to $7.7 million in 2000 from $6.7 million in 1999. Other income as a percentage of average assets was 0.56% for the year ended 2000 compared to 0.59% for the year ended 1999. The increase in total other income in 2000 from 1999 was primarily due to a $611,000 increase in net securities gains and trading profits, a $485,000 increase in cash surrender value of life insurance, a $306,000 increase in service charges and a $174,000 increase in insurance and investment commissions. This was offset by a $17,000 decrease in trust income and a $496,000 decrease in mortgage loan origination fees in 2000 following the dissolution of Midwest One Mortgage Services, Inc. in September 1999.

     Other Expenses. The Company's total other expenses increased $3.6 million, or 13.9%, to $29.4 million in 2000 from $25.8 million in 1999. Other expenses as a percentage of average assets were 2.14% for the year ended 2000 compared to 2.24% for the year ended 1999. Net overhead expenses were 1.57% and 1.66% as a percentage of average assets in 2000 and 1999, respectively. The increase in total other expenses in 2000 were primarily due to the following factors. Salaries increased $1.7 million in 2000 compared to 1999 due to additional staffing to support a new Midwest Bank of Hinsdale banking center, growth in existing banking centers and annual merit increases. Occupancy expenses increased $588,000 due to the construction of new banking centers for Midwest Bank of Hinsdale, a new main office for Midwest Bank of Western Illinois and the acquisition of the Aledo Banking Center for Midwest Bank of Western Illinois in December 1999. Other expenses rose $1.3 million as a result of increases in other real estate expenses, legal expenses associated with problem loans, increased marketing expenses, increased premium paid to the FDIC for deposit insurance and amortization expense related to the purchase of the Aledo Banking Center.

     Federal and State Income Tax. The Company's consolidated income tax rate varies from statutory rates principally due to interest income from tax-exempt securities and loans. The Company recorded income tax expense of $7.6 million in 2000 compared to $6.8 million in 1999, an increase of 13.1%, due to changes in income.

1999 COMPARED TO 1998

     Net Interest Income. Net interest income on a tax-equivalent basis increased $6.4 million, or 18.4%, to $40.9 million in 1999 from $34.5 million in 1998. Interest income on total earning assets increased $9.6 million in 1999 from 1998. Interest income on loans increased $5.1 million in 1999 from 1998 due to a $75.2 million increase in average loans outstanding, offsetting a decrease in average loan rates from 9.39% to 8.99%. Interest expense on interest-bearing liabilities increased $3.2 million in 1999 from 1998, as a result of a $2.5 million increase in interest expense on other borrowings and a $692,000 increase in interest expense on deposits. The increase in interest expense was due primarily to a combination of a $79.0 million increase in average deposits offset in part by a decrease in the average rate paid on deposits from 4.91% in 1998 to 4.52% in 1999. The increase in interest expense on other borrowings was due primarily to a $50.0 million increase in average FHLB advances outstanding during 1999 and a $4.6 million increase in average fed funds purchased and repurchase agreements. The increase was offset, in part, by a $1.0 million decrease in average borrowings under lines of credit, and a decrease in overall interest rates on borrowings from 5.46% in 1998 to 5.20% in 1999. The net interest margin on a tax-equivalent basis increased from 3.61% in 1998 to 3.75% for 1999. The primary reason for the increase in net interest margin was the increase in average yields on securities from 6.24% in 1998 to 6.47% in 1999 and the decrease in the average rate on interest-bearing liabilities from 4.97% in 1998 to 4.62% in 1999.

     Provision for Loan Losses. The provision for loan losses increased $877,000, or 66.1%, to $2.2 million in 1999 from $1.3 million in 1998. As of
December 31, 1999, the allowance for loan losses totaled $7.6 million, or 1.17% of total loans, and was equal to 319% of nonperforming loans. The amounts of the provision and allowance for loan losses are influenced by current economic conditions, actual loss experience, industry trends and management's assessment of current collection risks within its loan portfolio.

     Other Income. The Company's total other income decreased $53,000, or 0.78%, to $6.7 million in 1999 from $6.8 million in 1998. Other income as a percentage of average assets was 0.59% for the year ended 1999 compared to 0.68% for the year ended 1998. The $53,000 decrease in total other income in 1999 from 1998 was primarily due to a $676,000 decrease in gains from all securities transactions, a $365,000 decrease in mortgage origination fees and a $5,000 decrease in trust income. The decrease in mortgage origination fees was due to the overall increase in mortgage rates and the reduction in refinancing volume in 1999 compared to 1998. These decreases were offset, in part, by a $258,000 increase in service charges on deposit accounts resulting from increased volume and pricing, a $354,000 increase in insurance and brokerage fees, and a $381,000 increase in other income, including a $300,000 gain on the sale of other real estate during 1999. The growth in insurance and brokerage fees was primarily due to the full year impact of the Porter Insurance Agency, Inc. acquisition in November 1998 and increased retail brokerage volumes during 1999.

     Other Expenses. The Company's total other expenses increased $2.9 million, or 12.6%, to $25.8 million in 1999 from $22.9 million in 1998. Other expenses as a percentage of average assets were 2.24% for the year ended 1999 compared to 2.28% for the year ended 1998. Net overhead expenses were 1.66% and 1.61% as a percentage of average assets in 1999 and 1998, respectively. The increase in total other expenses in 1999 was primarily due to the following factors: an increase in salaries of $1.5 million in 1999 compared to 1998 due to additional staffing to support new Midwest Bank of McHenry County banking centers, growth in existing banking centers, the full year impact of the Porter Insurance Agency, Inc. acquisition in November 1998, and annual merit increases. Occupancy expenses increased $620,000 due to the construction of new banking centers for Midwest Bank of McHenry County, higher depreciation levels related to the renovation of the flagship banking center of Midwest Bank and Trust Company in 1998, and hardware and software systems upgrades at the Banks and First Midwest Data Corp.

Other expenses rose $772,000 as a result of increases in legal costs and other real estate costs related to loan collection and workout activities, increased marketing expenses, acquisition costs related to the purchase of the Aledo Banking Center, start-up costs for Midwest One Financial Services, LLC, outsourcing services and general increases in other categories.

     Federal and State Income Tax. The Company's consolidated income tax rate varies from statutory rates principally due to interest income from tax-exempt securities and loans. The Company recorded income tax expense of $6.8 million in 1999 compared to $6.0 million in 1998, an increase of 13.0%, due to changes in income.

INTEREST-EARNING ASSETS AND INTEREST-BEARING LIABILITIES

         The following table sets forth the average balances, net interest income and expense and average yields and rates for the Company's interest-earning assets and interest-bearing liabilities for the indicated periods on a tax-equivalent basis assuming a 35% tax rate for 2000 and 34% tax rate for 1999 and 1998.

                                                      FOR THE YEAR ENDED DECEMBER 31,
                                                      -------------------------------
                                    2000                            1999                          1998
                                    ----                            ----                          ----
                       AVERAGE              AVERAGE    AVERAGE              AVERAGE    AVERAGE             AVERAGE
                       BALANCE    INTEREST    RATE     BALANCE    INTEREST   RATE      BALANCE   INTEREST   RATE
                     ----------  ---------  -------   ----------  --------  -------   --------  ---------  -------
                                                           (DOLLARS IN THOUSANDS)
                                                           ----------------------
INTEREST-EARNING ASSETS:
Federal funds sold   $   10,476  $     661     6.31%  $    7,186  $    363     5.05%  $  8,964  $     481     5.37%
Securities:
   Taxable              494,791     35,412     7.16      465,134    30,003     6.45    410,459     25,267     6.16
   Exempt from
     federal income
     taxes(1 )           40,747      2,853     7.00       34,124     2,285     6.70     27,498      2,050     7.46
                     ----------  ---------  -------   ----------  --------  -------   --------  ---------  -------
Total securities        535,538     38,265     7.15      499,258    32,288     6.47    437,957     27,317     6.24
Loans (2):
   Commercial
     loans              193,053     18,948     9.81      169,339    14,771     8.72    143,911     13,216     9.18
   Commercial
     real estate
     loans              385,538     38,371     9.95      264,896    24,702     9.33    221,550     21,419     9.67
   Agricultural
     loans               45,758      3,997     8.74       37,093     3,106     8.37     30,023      2,652     8.83
   Consumer
     real estate
     loans              106,768      9,545     8.94       96,677     8,124     8.40     96,510      8,269     8.57
   Consumer
     installment
       loans             13,967      1,309     9.37       15,678     1,766    11.26     16,471      2,170    13.17
                     ----------  ---------  -------   ----------  --------  -------   --------  ---------  -------
Total loans             745,084     72,170     9.69      583,683    52,469     8.99    508,465     47,726     9.39
                     ----------  ---------  -------   ----------  --------  -------   --------  ---------  -------
Total interest-
  earning assets     $1,291,098  $ 111,096     8.60%  $1,090,127  $ 85,120     7.81%  $955,386  $  75,524     7.91%
                     ==========  =========  =======   ==========  ========  =======   ========  =========  =======


                                                      FOR THE YEAR ENDED DECEMBER 31,
                                                      -------------------------------
                                    2000                            1999                          1998
                                    ----                            ----                          ----
                       AVERAGE              AVERAGE    AVERAGE              AVERAGE    AVERAGE             AVERAGE
                       BALANCE    INTEREST    RATE     BALANCE    INTEREST   RATE      BALANCE   INTEREST   RATE
                     ----------  ---------  -------   ----------  --------  -------   --------  ---------  -------
                                                           (DOLLARS IN THOUSANDS)
                                                           ----------------------
INTEREST-BEARING LIABILITIES:
Deposits:
Interest-bearing
  demand deposits    $  112,714  $   3,942     3.50%  $   97,823  $  2,887     2.95%  $ 84,591  $   2,614     3.09%
Money-market
   demand accounts
   and savings
   accounts             248,214     11,151     4.49      232,308     8,579     3.69    196,417      7,486     3.81
Time deposits less
  than $100,000         423,721     25,262     5.96      371,160    19,698     5.31    370,718     21,418     5.78
Time deposits of
  $100,000 or more       62,075      3,762     6.06       64,369     3,309     5.14     56,614      3,132     5.53
Public funds             58,525      3,563     6.09       47,208     2,257     4.78     25,488      1,388     5.45
                     ----------  ---------            ----------  --------            --------  ---------
Total interest-
  bearing deposits      905,249     47,680     5.27      812,868    36,730     4.52    733,828     36,038     4.91


Borrowings:
Federal funds and
  repurchase
  agreements             32,587      2,020     6.20       12,167       651     5.53      7,522        416     5.53
FHLB advances           216,173     12,549     5.81      126,444     6,463     5.11     76,424      4,031     5.27
Notes payable and
  other borrowings       19,731      1,783     9.03        6,112       418     6.84      7,108        529     7.44
                     ----------  ---------            ----------  --------            --------  ---------
Total borrowings        268,491     16,352     6.09      144,723     7,532     5.20     91,054      4,976     5.46
                     ----------  ---------            ----------  --------            --------  ---------
Total interest-
  bearing
  liabilities        $1,173,740  $  64,032     5.46   $  957,591  $ 44,262     4.62   $824,882  $  41,014     4.97
                     ==========  =========            ==========  ========            ========  =========

Net interest income
  (tax equivalent)               $  47,064     3.14%              $ 40,858     3.19%            $  34,510     2.94%
                                 =========  =======               ========  =======             =========  =======
Net interest
  margin                                       3.65%                           3.75%                          3.61%
                                            =======                         =======                        =======


(1)  Adjusted for  35% tax rate in 2000 and 34%  tax rate in 1999 and 1998.
(2) Nonaccrual loans are included in the average balance, however these loans are not earning any interest.

CHANGES IN INTEREST INCOME AND EXPENSE

     The changes in net interest income from period to period are reflective of changes in the interest rate environment, changes in the composition of assets and liabilities as to type and maturity (and the inherent interest rate differences related thereto) and volume changes. Later sections of this discussion and analysis address the changes in maturity composition of loans and investments, and in the asset and liability repricing gaps associated with interest rate risk, all of which contribute to changes in net interest margin.

     The following table sets forth an analysis of volume and rate changes in interest income and interest expense of the Company's average interest-earning assets and average interest-bearing liabilities for the indicated periods on a tax-equivalent basis assuming a 35% tax rate in 2000 and 34% tax rate in 1999 and 1998. The table distinguishes between the changes related to average outstanding balances (changes in volume holding the interest rate constant) and the changes related to average interest rates (changes in average rate holding the outstanding balance constant). The change in interest due to both volume and rate has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of the change in each.

                                                           FOR THE YEAR ENDED DECEMBER 31,
                                                           -------------------------------
                                           2000 COMPARED TO 1999                 1999 COMPARED TO 1998
                                    CHANGE DUE TO                          CHANGE DUE TO
                                    -------------                          -------------
                                        NET        VOLUME        RATE           NET        VOLUME        RATE
                                    ---------    ----------   ----------   ----------   ----------   ----------
INTEREST-EARNING ASSETS:
    Federal funds sold              $     298    $      193   $      105   $     (118)  $      (91)  $      (27)
    Securities taxable                  5,409         1,990        3,419        4,736        3,484        1,252
    Securities exempt from
      federal income taxes                568           460          108          235          459         (224)
    Commercial loans                    4,177         2,205        1,972        1,555        2,244         (689)
    Commercial real estate loans       13,669        11,910        1,759        3,283        4,065         (782)
    Agricultural loans                    891           752          139          454          598         (144)
    Consumer real estate loans          1,421           882          539         (145)          14         (159)
    Consumer installment loans           (457)         (180)        (277)        (403)        (102)        (303)
                                    ---------    ----------   ----------   ----------   ----------   ----------
    Total interest-earning
         assets                     $  25,976    $   18,212   $    7,764   $    9,597   $   10,671   $   (1,074)
                                    =========    ==========   ==========   ==========   ==========   ===========

 INTEREST-BEARING LIABILITIES:
    Interest-bearing demand
      deposits                      $   1,055    $      476   $      579   $      273   $      395   $     (122)
    Money market demand
      accounts and savings accounts     2,572           618        1,954        1,093        1,332         (239)
    Time deposits of less
      than $100,000                     5,564         2,973        2,591       (1,720)          26       (1,746)
    Time deposits of $100,000
      or more                             453          (121)         574          177          409         (232)
    Public funds                        1,306           608          698          869        1,057         (188)
    Federal funds and repurchase
      agreements                        1,369         1,251          118          235          249          (14)
    FHLB advances                       6,086         5,109          977        2,432        2,560         (128)
    Notes payable and other
      borrowings                        1,365         1,193          172         (111)         (70)         (41)
                                    ---------    ----------   ----------   ----------   ----------   ----------

       Total interest-bearing
         liabilities                $  19,770    $   12,107   $    7,663   $    3,248   $    5,958   $   (2,710)
                                    =========    ==========   ==========   ==========   ==========   ===========

 Net interest                       $   6,206    $    6,105   $      101   $    6,349   $    4,713   $    1,634
                                    =========    ==========   ==========   ==========   ==========   ==========

FINANCIAL CONDITION

Loans

     The Company's loan portfolio largely reflects the profile of the communities in which it operates. The following table sets forth the composition of the Company's loan portfolio as of the indicated dates.

                                                                    DECEMBER 31,
                                                                    ------------
                                           2000           1999          1998          1997          1996
                                       -----------    -----------   -----------   -----------   -----------
                                                                   (IN THOUSANDS)
Commercial                             $   205,698    $   187,822   $   148,081   $   140,815   $   118,475
Commercial real estate                     448,988        300,071       229,489       212,184       180,519
Agricultural                                47,773         41,745        33,231        24,065        20,079
Consumer real estate(1)                    108,780        103,681        95,604        93,338        81,007
Consumer installment                        14,529         13,889        16,128        18,811        21,542
                                       -----------    -----------   -----------   -----------   -----------
   Total loans, gross                      825,768        647,208       522,533       489,213       421,622
Unearned discount                           (1,136)          (753)         (653)       (1,114)         (967)
                                       -----------    -----------   -----------   -----------   -----------
   Total loans                             824,632        646,455       521,880       488,099       420,655
Allowance for loan losses                   (8,593)        (7,567)       (6,576)       (6,143)       (5,342)
                                       -----------    -----------   -----------   -----------   -----------

   Net loans                           $   816,039    $   638,888   $   515,304   $   481,956   $   415,313
                                       ===========    ===========   ===========   ===========   ===========

Loans held for sale:
   Consumer real estate                $       616    $       449   $     3,829   $     6,627   $     1,555
                                       ===========    ===========   ===========   ===========   ===========

(1)  Includes loans held for sale.

     Total loans increased $178.2 million to $824.6 million as of December 31, 2000 from $646.5 million as of December 31,1999, an increase of 27.6%. The increase in total loans was principally due to an increase of 34.2% in commercial and commercial real estate loans originated in 2000. The Company expects loan growth for 2001 to remain strong despite signs of an economic slowdown.

     Commercial loans increased $17.9 million to $205.7 million as of December 31, 2000 from $187.8 million as of December 31, 1999, an increase of 9.5%. The increase reflects increased demand due to increased working capital and equipment requirements both by existing borrowers and new customer relationships.

     Commercial real estate loans increased $148.9 million to $449.0 million as of December 31, 2000 from $300.1 million as of December 31, 1999, an increase of 49.6%. The Company has materially increased its lending efforts in this area while maintaining firm underwriting standards. The Company has added lending personnel to assist in this growth. The increase in commercial real estate loans reflects continued growth in the commercial real estate market, increased commitments with existing borrowers and market penetration and market share growth reflected in the new banking centers.

     Agricultural loans increased $6.1 million to $47.8 million as of December 31, 2000 from $41.7 million as of December 31, 1999, an increase of 14.4%. The increase in agricultural loans reflects increased market share in West Central Illinois.

     Consumer real estate loans increased $5.1 million to $108.8 million as of December 31, 2000 from $103.7 million as of December 31, 1999, an increase of 4.9%. The increase reflects the Company's desire to originate medium-term fixed-rate and adjustable rate residential loans for its own portfolio.

     Consumer installment loans increased $640,000 to $14.5 million as of December 31, 2000 from $13.9 million as of December 31, 1999, an increase of 4.6%. The increase reflects consumer demand for installment loans to finance consumable goods such as automobiles.

     Although the risk of nonpayment for any reason exists with respect to all loans, certain other more specific risks are associated with each type of loan. The primary risks associated with commercial loans are the quality of the borrower's management and the impact of local economic factors. Risks associated with real estate loans include concentrations of loans in a certain loan type, such as commercial or residential, and fluctuating land values. Consumer loans also have risks associated with concentrations of loans in a single type of loan, as well as face the risk of a borrower's unemployment as a result of deteriorating economic conditions.

     The Company attempts to balance the types of loans in its portfolio with the objective of reducing risk. At the end of 2000, the Company had 67.5% of the Company's loan portfolio in commercial and consumer real estate loans, 50.4% of these real estate loans are variable rate and 49.6% of these real estate loans are fixed rate. The Company believes that most credits should have both a primary and a secondary source of repayment, and that the primary source should generally be supported by operating cash flows, while the secondary source should generally be disposition of collateral. The Company engages in very little unsecured lending and generally requires personal guarantees of principals for business obligations. The Company practices a system of concurrence in the approval of commercial credit whereby the documented concurrence of an officer's credit committee (or approval by the Board or a Board committee, where applicable) is obtained in addition to that of the recommending officer. This system is intended to assure that commercial credit is subjected to an independent objective review on at least two different levels.

Loan Maturities

     The following table sets forth the remaining maturities, based upon contractual dates, for selected loan categories as of December 31, 2000.

                               ONE YEAR            1-5 YEARS                  OVER 5 YEARS
                               --------            ---------                  ------------
                               OR LESS        FIXED        VARIABLE        FIXED        VARIABLE      TOTAL
                             -----------   -----------    -----------   -----------   -----------   -----------
                                                              (IN THOUSANDS)
    Commercial               $   134,160   $    26,496    $    35,601   $     4,208   $     5,233   $   205,698
    Commercial real estate       209,466       159,088         50,131        19,381        10,922       448,988
    Agricultural                  17,057         3,858          2,087         4,327        20,444        47,773
    Consumer real estate          19,760        49,402          6,185        23,519         9,914       108,780
    Consumer installment           2,894        10,873              -           762             -        14,529
                             -----------   -----------    -----------   -----------   -----------   -----------
       Total loans, gross        383,337       249,717         94,004        52,197        46,513       825,768
    Unearned discount             (1,136)            -              -             -             -        (1,136)
                             ------------  -----------    -----------   -----------   -----------   ------------

       Total loans           $   382,201   $   249,717    $    94,004   $    52,197   $    46,513   $   824,632
                             ===========   ===========    ===========   ===========   ===========   ===========


Nonperforming Loans

     The Company's financial statements are prepared on the accrual basis of accounting, including the recognition of interest income on its loan portfolio, unless a loan is placed on nonaccrual status. Loans are placed on nonaccrual status when there are serious doubts regarding the collectibility of all principal and interest due under the terms of the loans. Amounts received on nonaccrual loans generally are applied first to principal and then to interest after all of the principal has been collected. It is the policy of the Company not to renegotiate the terms of a loan because of a delinquent status. Rather, a loan is generally transferred to nonaccrual status if it is not in the process of collection and is delinquent in payment of either principal or interest beyond 90 days.

     Under Statement of Financial Accounting Standards No. 114 and No. 118, the Company defined loans that are individually evaluated for impairment to include commercial loans and mortgages secured by commercial properties or five-plus family residences that are in non-accrual status or were restructured. All other smaller balance loans with similar attributes (such as auto) are evaluated for impairment in total.


     The classification of a loan as impaired or non-accrual does not necessarily indicate that the principal is uncollectible, in whole or in part. The Company makes a determination as to the collectibility on a case-by-case basis. The Company considers both the adequacy of the collateral and the other resources of the borrower in determining the steps to be taken to collect impaired or non-accrual loans. The final determination as to the steps taken is made based upon the specific facts of each situation. Alternatives that are typically considered to collect impaired or non-accrual loans are foreclosure, collection under guarantees, loan restructuring, or judicial collection actions.

     Loans which are considered to be impaired are reduced to the present value of expected future cash flows, or to the fair value of the related collateral, by allocating a portion of the allowance to such loans. If these allocations cause the allowance for possible loan losses to require an increase, such increase is reported as a provision for possible loan losses charged to expense. Loans are evaluated for impairment when payments are delinquent 90 days or more or when management downgrades the loan classification to doubtful. The following table sets forth information on the Company's nonperforming loans and other nonperforming assets as of the indicated dates.


                                                                   DECEMBER 31,
                                           2000          1999          1998           1997          1996
                                       -----------    -----------   -----------   -----------   -----------
                                                               (DOLLARS IN THOUSANDS)
Nonaccrual and impaired loans
   not accruing                        $     1,168    $     1,567   $     2,190   $     1,400   $     2,375
Impaired and other loans 90 days
  past due and accruing                      1,082            806         2,528         1,823         1,972
                                       -----------    -----------   -----------   -----------   -----------
   Total nonperforming loans                 2,250          2,373         4,718         3,223         4,347
Other real estate                            1,153          2,651         1,245           789           925
                                       -----------    -----------   -----------   -----------   -----------

   Total nonperforming assets          $     3,403    $     5,024   $     5,963   $     4,012   $     5,272
                                       ===========    ===========   ===========   ===========   ===========

Total nonperforming loans to
  total loans                                 0.26%         0.37%          0.90%         0.66%         1.03%
Total nonperforming assets to
  total loans and other real estate           0.41          0.77           1.14          0.82          1.25
Total nonperforming assets to
  total assets                                0.23          0.40           0.56          0.44          0.67



     During 2000, 1999 and 1998, the Company recognized interest income on impaired loans of $67,000, $170,000 and $148,000, respectively.

     Nonperforming loans decreased $123,000 from $2.4 million at December 31, 1999 to $2.3 million at December 31, 2000, a decrease of 5.2%. The decrease in nonperforming loans was due to successful completion of specific loan workout situations, loan charge-offs and transfers of foreclosed property collateral to other real estate for potential sale and liquidation. Other real estate decreased by $1.5 million from December 31, 1999 to December 31, 2000. On March 14, 2001, the Company sold a piece of other real estate with a fair value of $1 million. The sales price was approximately the fair value.

Analysis of Allowance for Loan Losses

     The Company recognizes that credit losses will be experienced and the risk of loss will vary with, among other things, general economic conditions; the type of loan being made; the creditworthiness of the borrower over the term of the loan and in the case of a collateralized loan, the quality of the collateral for such loan. The allowance for possible loan losses represents the Company's estimate of the allowance necessary to provide for probable losses in the portfolio. In making this determination, the Company analyzes the ultimate collectibility of the loans in its portfolio by incorporating feedback provided by internal loan staff, an independent loan review function, and information provided by examinations performed by regulatory agencies. The Company makes an ongoing evaluation as to the adequacy of the allowance for loan losses.

     On a quarterly basis, management of the Banks meets to review the adequacy of the allowance for possible loan losses. Each loan officer grades these individual commercial credits, and the Company's independent loan review function validates the officers' grades. In the event that loan review downgrades the loan, it is included in the allowance analysis at the lower grade. The grading system is in compliance with the regulatory classifications, and the allowance is allocated to the loans based on the regulatory grading, except in instances where there are known differences (e.g. collateral value is nominal).

     The analysis of the allowance for loan losses is comprised of three components: specific credit allocation; general portfolio allocation; and subjectively by determined allocation. The specific credit allocation includes a detailed review of the credit in accordance with SFAS Nos. 114 and 118, and an allocation is made based on this analysis. The general portfolio allocation consists of an assigned reserve percentage based on the credit rating of the loan. The subjective portion is determined based on loan history and the Company's evaluation of various factors including future economic and industry outlooks. In addition, the subjective portion of the allowance is influenced by current economic conditions and trends in the portfolio including delinquencies and impairments, as well as changes in the composition of the portfolio.

     The allowance for loan losses is based on estimates, and ultimate losses will vary from current estimates. These estimates are reviewed quarterly, and as adjustments, either positive or negative, become necessary, a corresponding increase or decrease is made in the provision for loan losses. The methodology used to determine the adequacy of the allowance for possible loan losses is consistent with prior years.

         The following table sets forth loans charged off and recovered by type of loan and an analysis of the allowance for loan losses for the indicated periods.

                                                                   YEAR ENDED DECEMBER 31,
                                                2000         1999           1998          1997           1996
                                           -----------    -----------   -----------   -----------   -----------
                                                                   (DOLLARS IN THOUSANDS)
 Average total loans                       $   745,085    $   583,683   $   508,465   $   460,532   $   381,263
                                           ===========    ===========   ===========   ===========   ===========
 Total loans at end of year                $   824,632    $   646,455   $   521,880   $   488,099   $   420,655
                                           ===========    ===========   ===========   ===========   ===========
 Total nonperforming and impaired loans    $     2,250    $     2,373   $     4,718   $     3,223   $     4,347
                                           ===========    ===========   ===========   ===========   ===========
 Allowance at beginning of year            $     7,567    $     6,576   $     6,143   $     5,342   $     4,603
 Charge-offs:
    Commercial loans                               874          1,124           883         1,547           950
    Consumer real estate loans                      56             49            49            53            19
    Commercial real estate                          89            120           126            51           169
    Agricultural loans                              11              -             -             -             -
    Consumer installment loans                      77            124           110           207           160
                                           -----------    -----------   -----------   -----------   -----------
       Total charge-offs                         1,107          1,417         1,168         1,858         1,298
 Recoveries:
    Commercial loans                               256            108           197           100            95
    Consumer real estate loans                       6              1             1             2            33
    Commercial real estate loans                     1             71             6            10           107
    Agricultural loans                               0              8            20            30            32
    Consumer installment loans                      20             17            51            63            52
                                           -----------    -----------   -----------   -----------   -----------
       Total recoveries                            283            205           275           205           319
                                           -----------    -----------   -----------   -----------   -----------
 Net charge-offs                                   824          1,212           893         1,653           979
 Provision for loan losses                       1,850          2,203         1,326         2,454         1,718
                                           -----------    -----------   -----------   -----------   -----------

 Allowance at ending of the year           $     8,593    $     7,567   $     6,576   $     6,143   $     5,342
                                           ===========    ===========   ===========   ===========   ===========

 Net charge-off to average total loans            0.11%         0.21%          0.18%         0.36%         0.26%
 Allowance to total loans at end of year          1.04          1.17           1.26          1.26          1.27
 Allowance to nonperforming loans                 3.82x         3.19x          1.39x         1.91x         1.23x


     The provision for loan losses decreased $353,000, or 16.0%, to $1.9 million for the year ended December 31, 2000 from $2.2 million for the year ended December 31, 1999. The allowance for loan losses was $8.6 million at December 31, 2000 and $7.6 million at December 31, 1999. Total recoveries on loans previously charged off were $283,000 for the year ended December 31, 2000 and $205,000 for the year ended December 31, 1999. These recoveries were due primarily to payments from customers' bankruptcy proceedings or payment plans on charged off loans.

     Net charge-offs decreased $388,000 to $824,000, or 0.11%, of average loans in 2000 compared to $1.2 million, or 0.21%, of average loans in 1999.

Allocation of Allowance for Loan Loss

     During 2000, there was a shift in the loan portfolio as commercial loans decreased from 29.02% of the loan portfolio in 1999 to 24.91% in 2000. Commercial real estate increased as a percentage of the loan portfolio from 46.36% in 1999 to 54.37% in 2000. There were no significant changes in the other three categories making up the loan portfolio. The methodology used to determine the adequacy of the allowance for loan losses is consistent with prior years and there were no reallocations.

     The following table sets forth the Company's allocation of the allowance for loan losses by types of loans as of the indicated dates.

                                                                 DECEMBER 31,
                                                                 ------------
                                2000              1999               1998               1997              1996
                                ----              ----               ----               ----              ----
                                     LOAN              LOAN              LOAN               LOAN              LOAN
                                   CATEGORY          CATEGORY          CATEGORY           CATEGORY          CATEGORY
                                   TO GROSS          TO GROSS          TO GROSS           TO GROSS          TO GROSS
                          AMOUNT     LOANS    AMOUNT   LOANS   AMOUNT    LOANS    AMOUNT   LOANS    AMOUNT    LOANS
                         --------   ------   -------  ------   -------  ------    -------  ------   -------  ------
                                                           (DOLLARS IN THOUSANDS)

 Commercial              $  4,579    24.91%  $ 3,771   29.02%  $ 3,294   28.34%   $ 2,972   28.78%  $ 3,339   28.10%
 Commercial real estate     1,865    54.37     1,635   46.36     1,222   43.92      1,026   43.37       247   42.81
 Agricultural                 659     5.79       637    6.45       418    6.36        331    4.92        35    4.76
 Consumer real estate         206    13.17       194   16.02       177   18.30         56   19.08        67   19.21
 Consumer installment         138     1.76       146    2.15       169    3.08        223    3.85       319    5.12
 Unallocated                1,146        -     1,184       -     1,296       -      1,535       -     1,335       -
                         --------   ------   -------  ------   -------  ------    -------  ------   -------  ------
   Total allowance
     for loan losses     $  8,593   100.00%  $ 7,567  100.00%  $ 6,576  100.00%   $ 6,143  100.00%  $ 5,342  100.00%
                         ========   ======   =======  ======   =======  ======    =======  ======   =======  ======


Securities

     The Company manages its securities portfolio to provide a source of both liquidity and earnings. Each Bank has its own asset/liability committee, which develops current investment policies based upon its operating needs and market circumstances. The investment policy is reviewed by senior financial management of the Company in terms of its objectives, investment guidelines and consistency with overall Company performance and risk management goals. Each Bank's investment policy is formally reviewed and approved annually by its board of directors. The asset/liability committee of each Bank is responsible for reporting and monitoring compliance with the investment policy. Reports are provided to each Bank's board of directors and the Board of Directors of the Company on a regular basis.

     The securities portfolio represented approximately 36.7% and 42.4% of the Company's assets as of December 31, 2000 and 1999, respectively. During the past two years, the securities portfolio ranged between 30-50% of each Bank's assets, depending upon liquidity requirements, deposit growth and loan demand in each market.

     The total fair value of the securities portfolio was $538.7 million as of December 31, 2000, or 98.8% of amortized cost. The fair value of the securities portfolio was $532.6 million and $482.4 million as of December 31, 1999 and December 31, 1998, respectively.

     The following tables set forth the composition of the Company's securities portfolio by major category as of the indicated dates. The securities portfolio as of December 31, 2000, 1999 and 1998 has been categorized as either available-for-sale or held-to-maturity in accordance with SFAS No. 115.


                                                           DECEMBER 31, 2000
                                                           -----------------
                                   HELD-TO-MATURITY        AVAILABLE-FOR-SALE              TOTAL
                                   ----------------        ------------------              -----
                               AMORTIZED                  AMORTIZED                AMORTIZED                 % OF
                                  COST      FAIR VALUE      COST      FAIR VALUE      COST    FAIR VALUE   PORTFOLIO
                               ----------   ----------   ----------   ----------  ----------  ----------   ---------
                                                                (DOLLARS IN THOUSANDS)
                                                                ----------------------
U.S. Treasury and obligations
  of U. S. government agencies $        -   $        -   $    1,000   $      934  $    1,000  $      934        0.18%
Obligations of states and
  political subdivisions           25,174       25,215       10,789       10,974      35,963      36,189        6.60
Mortgage-backed securities:
    Pass-through securities             -            -      427,339      422,407     427,339     422,407       78.40
    Collateralized mortgage
      obligations                       -            -        1,724        1,720       1,724       1,720        0.32
Equity securities                       -            -       59,746       59,735      59,746      59,735       10.96
Other bonds                             -            -       19,312       17,742      19,312      17,742        3.54
                               ----------   ----------   ----------   ----------  ----------  ----------   ---------
    Total                      $   25,174   $   25,215   $  519,910   $  513,512  $  545,084  $  538,727      100.00%
                               ==========   ==========   ==========   ==========  ==========  ==========   =========



                                                           DECEMBER 31, 1999
                                                           -----------------
                                   HELD-TO-MATURITY        AVAILABLE-FOR-SALE              TOTAL
                                   ----------------        ------------------              -----
                               AMORTIZED                  AMORTIZED                AMORTIZED                 % OF
                                  COST      FAIR VALUE      COST      FAIR VALUE      COST    FAIR VALUE   PORTFOLIO
                               ----------   ----------   ----------   ----------  ----------  ----------   ---------
                                                                (DOLLARS IN THOUSANDS)
                                                                ----------------------
U.S. Treasury and obligations
  of U. S. government agencies $        -   $        -   $    2,000   $    1,905  $    2,000  $    1,905        0.36%
Obligations of states and
  political subdivisions           29,626       29,175        8,340        8,274      37,966      37,449        6.87
Mortgage-backed securities:
    Pass-through securities             -            -      491,411      472,495     491,411     472,495       88.93
    Collateralized mortgage
      obligations                       -            -        2,660        2,621       2,660       2,621        0.48
Equity securities                       -            -       18,567       18,147      18,567      18,147        3.36
                               ----------   ----------   ----------   ----------  ----------  ----------   ---------
Total                          $   29,626   $   29,175   $  522,978   $  503,442  $  552,604  $  532,617      100.00%
                               ==========   ==========   ==========   ==========  ==========  ==========   =========

                                                           DECEMBER 31, 1998
                                                           -----------------
                                   HELD-TO-MATURITY        AVAILABLE-FOR-SALE              TOTAL
                                   ----------------        ------------------              -----
                               AMORTIZED                  AMORTIZED                AMORTIZED                 % OF
                                  COST      FAIR VALUE      COST      FAIR VALUE      COST    FAIR VALUE   PORTFOLIO
                               ----------   ----------   ----------   ----------  ----------  ----------   ---------
                                                                (DOLLARS IN THOUSANDS)
                                                                ----------------------
U.S. Treasury and obligations
  of U.S. government agencies  $        -   $        -   $    2,000   $    1,870  $    2,000  $    1,870        0.41%
Obligations of states and
  political subdivisions           23,598       24,034        6,911        7,004      30,509      31,038        6.32
Mortgage-backed securities:
    Pass-through securities             -            -      432,940      432,301     432,940     432,301       89.68
    Collateralized mortgage
      obligations                       -            -        5,811        5,785       5,811       5,785        1.20
Equity securities                       -            -       11,523       11,371      11,523      11,371        2.39
                               ----------   ----------   ----------   ----------  ----------  ----------   ---------
    Total                      $   23,598   $   24,034   $  459,185   $  458,331  $  482,783  $  482,365      100.00%
                               ==========   ==========   ==========   ==========  ==========  ==========   =========




     As of December 31, 2000, the Company did not hold any off-balance sheet derivative financial instruments such as futures, forwards or swaps. The total amount of European style call options outstanding at any one time during 2000 and 1999 did not exceed $20 million, and represented less than 2.0% of the total assets of the Company.

     As of December 31, 2000, the Company held no securities with a book value exceeding 10% of stockholders' equity of a single issuer other than those of the U.S. Treasury or other U.S. government agencies.

     The Company's securities portfolio on an amortized cost basis decreased $7.5 million, or 1.4%, in 2000 compared to $69.8 million in 1999. The decrease in the securities portfolio was due to the Company's loan growth for 2000. The growth in the securities portfolio amortized cost was $69.8 million and $124.5 million for 1999 and 1998, respectively. The growth was attributed to the generation of new deposits and additional borrowings in excess of the loan funding and operational requirements of the Banks.

     The securities portfolio consists primarily of agency-guaranteed, mortgage-backed securities. Mortgage-backed securities represented 78.4%, 88.9%, and 89.7% of total securities as of December 31, 2000, 1999, and 1998, respectively. Based upon the Company's evaluation, mortgage-backed securities are a preferable investment vehicle for the Banks. Mortgage-backed securities offer attractive yields, provide monthly cash flows, serve as acceptable collateral and have most of the liquidity characteristics of U.S. Treasury notes and bonds.

     The Banks' investment strategies during the past three years have been focused on the purchase of seasoned and new production mortgage-backed securities of moderate average lives (5-8 years) which have been purchased at discounts, at par and at a premium to par. The Banks also diversified their securities holdings in 2000 by purchasing other bonds and permissible equities. Historically, management believes these securities are reasonably predictable in terms of price volatility, prepayment speeds and monthly cash flows. The sharp decrease in long-term investment yields, and as a consequence lower mortgage rates, led to a significant increase in prepayment speeds in 1998 and 1999. As a result, management repositioned the securities portfolio to reduce the overall impact on yields and improve longer-term profitability.

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


Investment Maturities and Yields

     The following tables set forth the contractual or estimated maturities of the components of the Company's securities portfolio as of December 31, 2000, and the weighted average yields on a non-tax-equivalent basis. The table assumes estimated fair values for available-for-sale securities and amortized cost for held-to-maturity securities:


                                                                               MATURING
                                                                               --------
                                                        AFTER ONE BUT       AFTER FIVE BUT
                                  WITHIN ONE YEAR     WITHIN FIVE YEARS    WITHIN TEN YEARS    AFTER TEN YEARS         TOTAL
                                 AMOUNT      YIELD     AMOUNT     YIELD    AMOUNT     YIELD    AMOUNT    YIELD    AMOUNT    YIELD
                               ----------    -----   ----------   -----    --------   -----   --------   -----   --------   -----
                                                            (DOLLARS IN THOUSANDS)
 Available-for-Sale Securities:
 U.S. Treasury and
   obligations of U.S.
   government agencies         $        -        -%  $      934    3.80%   $      -       -%  $      -      -%   $    934    3.80%

 Obligations of states and
   political subdivisions           2,060     4.69        4,648    4.69       4,061    5.57        205   4.71      10,974    5.28

 Mortgage-backed securities:
    Pass-through securities             2    13.38       18,278    7.53     342,064    7.38     62,063   7.17     422,407    7.36
    Collateralized mortgage
      obligations                      52     7.47        1,668    6.56           -       -          -      -       1,720    6.58
 Equity securities                      -        -            -       -           -       -     59,735   4.15      59,735    4.15
 Other bonds                          110     7.39        3,670   10.15       3,398   10.15     10,564   8.43      17,742    9.29
                               ----------            ----------            --------           --------           --------

    Total                      $    2,224     4.89   $   29,198    7.23    $349,523    7.39   $132,567   7.08    $513,512    7.70
                               ==========            ==========            ========           ========           ========

 Held-to-Maturity Securities:
 Obligations of states and
  political subdivisions       $    3,307     5.35   $    6,328    4.78    $    539    5.11   $      -      -    $ 25,174    4.93
                               ==========            ==========            ========           ========           ========


Deposits

     The Company has experienced significant growth in total deposits in recent years. Total deposits were $1.086 billion at December 31, 2000, $971.0 million at December 31, 1999 and $869.2 million at December 31, 1998, representing an increase of 11.8% and 11.7%, respectively, between the three years. Average total deposits were $1.023 billion for the year ended December 31, 2000, $925.3 million for the year ended December 31, 1999 and $834.6 million for the year ended December 31, 1998. These increases in deposits are the result of increased marketing activity in the last three years in connection with the opening of new banking centers in Aledo, Roselle, McHenry, and Island Lake, as well as normal growth in the Banks' core market areas. Deposit growth in 2000 fell short of budgeted levels, and the rate of deposit growth does not appear to be improving for 2001.

     The following table sets forth the average amount of and the average rate paid on deposits by category for the indicated periods.


                                                      FOR THE YEAR ENDED DECEMBER 31,
                                                      -------------------------------
                                      2000                          1999                            1998
                                      ----                          ----                            ----
                                    PERCENT                        PERCENT                         PERCENT
                        AVERAGE       OF               AVERAGE       OF                 AVERAGE      OF
                        BALANCE    DEPOSITS   RATE     BALANCE    DEPOSITS     RATE     BALANCE    DEPOSITS   RATE
                      ----------   --------   ----   ----------   --------     ----   ----------   -------    ----
                                                    (DOLLARS IN THOUSANDS)
 Noninterest-bearing
   demand deposits    $  117,396      11.48%     -%  $  112,417      12.15%       -%  $  100,757     12.07%      -%
 Interest-bearing
   demand deposits       112,714      11.02   3.50       97,823      10.57     2.95       84,591     10.14    3.09
 Savings and money
   market accounts       248,214      24.28   4.49      232,308      25.11     3.69      196,417     23.54    3.81
 Time Deposits:
   Certificates of
     deposit, under
     $100,000(1)         423,721      41.43   5.96      371,160      40.11     5.31      370,718     44.42    5.78
   Certificates of
     deposit, over
     $100,000(1)          62,075       6.07   6.06       64,369       6.97     5.14       56,614      6.78    5.53
   Public funds           58,525       5.72   6.09       47,208       5.09     4.78       25,488      3.05    5.45
                      ----------   --------          ----------   --------            ----------   -------
     Total time
        deposits         544,321      53.22   5.99      482,737      52.17     5.23      452,820     54.25    5.72
                      ----------   --------          ----------   --------            ----------   -------

     Total deposits   $1,022,645     100.00%  4.66%  $  925,285     100.00%    3.97%  $  834,585    100.00%   4.32%
                      ==========   ========          ==========   ========            ==========   =======

(1)  Certificates of deposit exclusive of public funds.


     The following table summarizes the maturity distribution of certificates of deposit in amounts of $100,000 or more as of December 31, 2000. These deposits have been made by individuals, businesses and public and other not-for-profit entities, most of which are located within the Company's market area.

                                                               (IN THOUSANDS)

           Three months or less                                 $     53,749
           Over three months through twelve months                   104,179
           Over one year through three years                           7,025
           Over three years                                              118
                                                                ------------

               Total                                            $    165,071
                                                                ============

Borrowings

         The following table summarizes the Company's borrowings.

                                                    DECEMBER 31,
                                                    ------------
                                        2000            1999          1998
                                     -----------    -----------    ----------
                                              (DOLLARS IN THOUSANDS)

 Federal funds purchased and
   securities sold under
   agreements to repurchase          $    24,293    $    18,925    $   10,469
 Lines of credit                           5,300          7,500         6,500
 Mortgage payable and other                    -            150           300
 Guaranteed preferred beneficial
   interest in the Company's
   Junior subordinated debt               20,000              -             -
 FHLB advances                           239,500        169,500       101,000
                                     -----------    -----------    ----------

    Total                            $   289,093    $   196,075    $  118,269
                                     ===========    ===========    ==========

     The Company uses short-term borrowings on a limited basis. These borrowings include overnight funds purchased, securities sold under agreements to repurchase, FHLB advances and commercial bank lines of credit. The following table sets forth categories of short-term borrowings of the Company for the indicated periods.

                                              YEAR ENDED DECEMBER 31,
                                              -----------------------
                                         2000           1999         1998
                                     -----------    -----------    ----------
                                            (DOLLARS IN THOUSANDS)
    Federal funds purchased and
     securities sold under
     repurchase agreements:
       Balance at end of year        $    24,293    $    18,925    $   10,469
       Weighted average interest
         rate at end of year                6.30%          5.83%         5.21%
       Maximum amount
         outstanding (1)             $    50,500    $    32,671    $   13,326
       Average amount outstanding         32,587         12,167         7,522
       Weighted average interest
         rate during year                   6.20%          5.35%         5.53%

(1)  Based on amount outstanding at month end during each year.

     The Banks each became members of the Federal Home Loan Bank of Chicago ("FHLB") during 1996. Membership requirements include common stock ownership in the FHLB. The Banks have FHLB advances due at various times through 2010. These advances are used as a supplemental source of funds. At December 31, 2000, $228.5 million of these advances had call provisions. The following table sets forth categories of FHLB advances of the Company as of the indicated dates or for the indicated periods.

                                               YEAR ENDED DECEMBER 31,
                                               -----------------------
                                        2000            1999         1998
                                     -----------    -----------    ----------
                                                (DOLLARS IN THOUSANDS)
    FHLB advances:
       Balance at end of year        $   239,500    $   169,500    $  101,000
       Weighted average interest
         rate at end of year                5.56%          5.22%         5.03%
       Maximum amount
         outstanding (1)             $   239,500    $   172,000    $  101,000
       Average amount outstanding        216,173        126,444        76,424
       Weighted average interest
         rate during year                   5.81%          5.11%         5.27%

(1)  Based on amount outstanding at month end during each year.

     The following table sets forth categories of short-term or revolving lines of credit borrowings of the Company from correspondent banks as of the indicated dates or for the indicated periods.

                                              YEAR ENDED DECEMBER 31,
                                        2000           1999          1998
                                     -----------    -----------    ----------
                                               (DOLLARS IN THOUSANDS)
    Lines of Credit:
       Balance at end of year        $     5,300    $     7,500    $    6,500
       Weighted average interest
         rate at end of year                7.57%          6.85%         5.97%
    Maximum amount outstanding (1)   $    13,750    $     7,500    $   16,350
       Average amount outstanding          8,307          5,671         6,877
       Weighted average interest
         rate during year                   7.87%          7.09%         7.29%

(1)  Based on amount outstanding at month end during each year.

     The Company entered into a credit agreement with a correspondent bank on January 30, 1998 (the "Credit Agreement"), which provides the Company with a revolving line of credit with a maximum availability of $25.0 million. The original maturity of the revolving line of credit was January 30, 2000. On January 17, 2000, this revolving line of credit was extended until January 31, 2002 by an amendment to the existing agreement.

     Amounts outstanding under the Company's revolving line of credit represent borrowings incurred to provide capital contributions to the Banks to support their growth. The Company makes interest payments, at its option, at the 30-, 60-, 90-, or 180-day London Inter-Bank Offered Rate ("LIBOR") plus 95 basis points or the prime rate less 25 basis points. The principal balance under the line was $5.3 million as of December 31, 2000 with all of it maturing in February 2001. In February 2001, the Company made a $300,000 principal payment and renewed the remaining $5 million outstanding for an additional three months.

     In May 2000, the Company formed MBHI Capital Trust I (the "Trust"). The Trust is a statutory business trust formed under the laws of the State of Delaware and is wholly-owned by the Company. In June 2000, the Trust issued 10.0% preferred securities with an aggregate liquidation amount of $20,000,000 ($25 per preferred security) to third-party investors. The Company then issued 10.0% junior subordinated debentures aggregating $20,000,000 to the Trust. The junior subordinated debentures are the sole assets of the Trust. The junior subordinated debentures and the preferred securities pay distributions and dividends, respectively, on a quarterly basis, which are included in interest expense. The junior subordinated debentures will mature on June 7, 2030, at which time the preferred securities must be redeemed. The junior subordinated debentures and preferred securities can be redeemed contemporaneously, in whole or in part, beginning June 7, 2005 at a redemption price of $25 per preferred security. The Company has provided a full, irrevocable and unconditional guarantee on a subordinated basis of the obligations of the Trust under the preferred securities in the event of the occurrence of an event of default, as defined in such guarantee.


CAPITAL RESOURCES

     The Company monitors compliance with bank and bank-holding company regulatory capital requirements, focusing primarily on risk-based capital guidelines. Under the risk-based capital method of capital measurement, the ratio computed is dependent upon the amount and composition of assets recorded on the balance sheet, and the amount and composition of off-balance sheet items, in addition to the level of capital. Included in the risk-based capital method are two measures of capital adequacy, Tier 1, or core capital, and Total capital, which consists of Tier 1 plus Tier 2 capital. See "Business--Supervision and Regulation--Bank Holding Company Regulation" for definitions of Tier 1 and Tier 2 capital.

     The following tables set forth the Company's capital ratios as of the indicated dates.

                                                            RISK-BASED CAPITAL RATIOS
                                                                   DECEMBER 31,
                                                                   ------------
                                         2000                        1999                          1998
                                         ----                        ----                          ----
                                 AMOUNT       RATIO          AMOUNT        RATIO         AMOUNT           RATIO
                              ----------      -----        ----------      -----       -----------       ------
                                                           (DOLLARS IN THOUSANDS)
    Tier 1 capital to
       risk-weighted assets   $  102,532      11.02%       $   77,263       11.11%      $   75,541       13.47%
    Tier 1 capital
      minimum requirement         37,214       4.00            27,821        4.00           22,565        4.00
    Total capital to
      risk-weighted assets       111,125      11.94            84,829       12.20           82,573       14.64
    Total capital minimum
      requirements                74,428       8.00            55,643        8.00           45,129        8.00
    Total risk-
      weighted assets            930,352                      695,532                      564,113



Liquidity

     The Company manages its liquidity position with the objective of maintaining sufficient funds to respond to the needs of depositors and borrowers and to take advantage of earnings enhancement opportunities. In addition to the normal inflow of funds from core-deposit growth, together with repayments and maturities of loans and securities, the Company utilizes other short-term funding sources such as securities sold under agreements to repurchase, overnight funds purchased from correspondent banks and the acceptance of short-term deposits from public entities. The FHLB provides an additional source of liquidity. The Banks have used the FHLB extensively during 1998, 1999 and 2000. Assuming collateral is available to secure loans, each Bank can borrow up to 35% of its assets with the FHLB, which provided the Banks with a total additional $272.1 million in unused capacity at December 31, 2000.

     The Banks also have various funding arrangements with commercial and investment banks providing up to $845.5 million of available funding sources in the form of Federal funds lines, repurchase agreements and brokered certificate of deposit programs. Unused capacity under these lines was $825.7 million at December 31, 2000. The Banks maintain these funding arrangements to achieve favorable costs of funds, manage interest rate risk and enhance liquidity in the event of deposit withdrawals.

     The Company monitors and manages its liquidity position on several bases, which vary depending upon the time period. As the time period is expanded, other data is factored in, including estimated loan funding requirements, estimated loan payoffs, securities portfolio maturities or calls and anticipated depository buildups or runoffs.

     The Company classifies the majority of its securities as available-for-sale, thereby maintaining significant liquidity. The Company's liquidity position is further enhanced by the structuring of a majority of its loan portfolio interest payments as monthly, and also by the significant representation of retail credit and residential mortgage loans in the Company's loan portfolio.

     The Company's cash flows are composed of three classifications: cash flows from operating activities, cash flows from investing activities and cash flows from financing activities. Net cash provided by operating activities, consisting primarily of earnings, was $15.6 million, $21.5 million and $20.8 million for the years ended December 31, 2000, 1999, and 1998, respectively. A significant component in the fluctuation of net cash provided by or used in operating activities is the timing of the proceeds from real estate loans held for sale to permanent investors in 1999 and 1998. Net cash used in investing activities, consisting primarily of loan and investment funding, was $204.5 million, $179.4 million and $168.6 million for the years ended December 31, 2000, 1999 and 1998, respectively. Net cash provided by financing activities, consisting principally of deposit growth and net borrowings, was $199.3 million, $153.8 million and $153.6 million for the years ended December 31, 2000, 1999 and 1998, respectively.

ASSET/LIABILITY MANAGEMENT

     The business of the Company and the composition of its balance sheet consists of investments in interest-earning assets (primarily loans, mortgage-backed securities and other securities) which are primarily funded by interest-bearing liabilities (deposits and borrowings). All of the financial instruments of the Company as of December 31, 2000 were for other than trading purposes. Such financial instruments have varying levels of sensitivity to changes in market rates of interest. The Company's net interest income is dependent on the amounts of and yields on its interest-earning assets as compared to the amounts of and rates on its interest-bearing liabilities. Net interest income is therefore sensitive to changes in market rates of interest.

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

EFFECTS OF INFLATION

     Inflation can have a significant effect on the operating results of all industries. However, management believes that inflationary factors are not as critical to the banking industry as they are to other industries, due to the high concentration of relatively short-duration monetary assets in the banking industry. Inflation does, however, have some impact on the Company's growth, earnings and total assets and on its need to closely monitor its equity capital levels. Management does not expect inflation to be a significant factor in 2001.

     Interest rates are significantly affected by inflation, but it is difficult to assess the impact, since neither the timing nor the magnitude of the changes in the various inflation indices coincide with changes in interest rates. Inflation does impact the economic value of longer term, interest-earning assets and interest-bearing liabilities, but the Company attempts to limit its long-term assets and liabilities, as indicated in the tables set forth under "Financial Condition" and "Asset/Liability Management."

ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company's overall interest rate sensitivity is demonstrated by net interest income analysis and "Gap" analysis. Net interest income analysis measures the change in net interest income in the event of hypothetical changes in interest rates. This analysis assesses the risk of change in net interest income in the event of sudden and sustained 1.0% and 2.0% increases and decreases in market interest rates. The tables below present the Company's projected changes in net interest income for the various rate shock levels at December 31, 2000 and 1999, respectively.

                                              2000 NET INTEREST INCOME
                                              ------------------------
                                                       DOLLAR         RATE
                                                       ------         ----
                                       AMOUNT          CHANGE        CHANGE
                                     -----------    -----------    ----------
                                              (DOLLARS IN THOUSANDS)

           +200 bp                    $42,560        $(1,876)        (4.22)%
           +100 bp                     43,578           (858)        (1.93)
           Base                        44,436              -             -
           -100 bp                     43,999           (437)        (0.98)
           -200 bp                     43,320         (1,116)        (2.51)

                                              1999 NET INTEREST INCOME
                                              ------------------------
                                                       DOLLAR         RATE
                                                       ------         ----
                                       AMOUNT          CHANGE        CHANGE
                                     -----------    -----------    ----------
                                              (DOLLARS IN THOUSANDS)

           +200 bp                    $40,291        $(1,689)        (4.02)%
           +100 bp                     41,498           (482)        (1.15)
           Base                        41,980              -             -
           -100 bp                     42,703           1.72           723
           -200 bp                     43,098          1,118          2.66


     As shown above, at December 31, 2000, the effect of an immediate 200 basis point increase in interest rates would decrease the Company's net interest income by 4.22% or approximately $1.9 million. The effect of an immediate 200 basis point decrease in rates would decrease the Company's net interest income by 2.51% or approximately $1.1 million. Overall net interest income sensitivity has increased slightly from 1999 to 2000, but remains within Company's and recommended regulatory guidelines. This increased sensitivity was due to the changes in interest rates that effected various earning assets and interest-bearing liabilities.


     As shown above, at December 31, 1999, the effect of an immediate 200 basis point increase in interest rates would decrease the Company's net income by 4.02% or approximately $1.7 million. The effect of an immediate 200 basis point decrease in rates would increase the Company's net interest income by 2.66% or approximately $1.1 million.

ITEM 8.    CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         See "Index to Consolidated Financial Statements" on page F-1.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                    PART III

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information regarding directors of the Registrant is included in the Registrant's Proxy Statement for its 2001 Annual Meeting of Stockholders (the "Proxy Statement") under the heading "Election of Directors" and the information included therein is incorporated herein by reference. Information regarding the executive officers of the Registrant is included in "Item I. Business".


ITEM 11.   EXECUTIVE COMPENSATION

     Information regarding compensation of executive officers and directors is included in the Registrant's Proxy Statement under the headings "Directors' Compensation," "Executive Compensation," "Employment Agreements," and "1996 Stock Option Plan," and the information included therein is incorporated herein by reference.


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


                                     PART IV

ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

         (a)(1)   INDEX TO FINANCIAL STATEMENTS

     The consolidated financial statements of the Registrant and its subsidiaries as required by Item 8 of Form 10-K are filed as a part of this document. See "Index to Consolidated Financial Statements" on page F-1.

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

         (a)(3)   EXHIBITS

     The following exhibits are either filed as part of this report or are incorporated herein by reference:

3.1 Restated Certificate of Incorporation, as amended (incorporated by reference to Registrant's Registration Statement on Form S-1, Registration No. 333-42827).
3.2 Restated By-laws, as amended (incorporated by reference to Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998,
      File No. 0-29652).
3.3 Amendment of Restated By-laws (incorporated by reference to Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2000,
      File No. 0-29598).
4.1 Specimen Common Stock Certificate (incorporated by reference to Registrant's Registration Statement on Form S-1, Registration No. 333-42827).
4.2 Certain instruments defining the rights of the holders of long-term debt of the Company and certain of its subsidiaries, none of which authorize a total amount of indebtedness in excess of 10% of the total assets of the Company and its subsidiaries on a consolidated basis, have not been filed as Exhibits. The Company hereby agrees to furnish a copy of any of these agreements to the SEC upon request.
10.1 $18.0 million Revolving Loan Agreement dated as of May 1, 1995, between the Company and LaSalle National Bank, as amended (incorporated by reference to Registrant's Registration Statement on Form S-1, Registration No. 333-42827).
10.2 $4.0 million Revolving Loan Agreement dated as of May 1, 1995, between Midwest One Mortgage Services, Inc. and LaSalle National Bank (incorporated by reference to Registrant's Registration Statement on Form S-1, Registration No. 333-42827).
*10.3 Midwest Banc Holdings, Inc. 1996 Stock Option Plan (incorporated by reference to Registrant's Registration Statement on Form S-1, Registration No. 333-42827).
*10.4 Amendment to the Midwest Banc Holdings, Inc. 1996 Stock Option Plan
      (incorporated by reference to Registrant's Annual Report on Form 10-K for the year ended December 31, 1998, File No. 0-29652).
*10.5 Form of Transitional Employment Agreements (incorporated by reference to
      Registrant's Registration Statement on Form S-1, Registration No. 333-42827).
10.6 Lease dated as of December 24, 1958, between Western National Bank of Cicero and Midwest Bank and Trust Company, as amended (incorporated by reference to Registrant's Registration Statement on Form S-1, Registration No. 333-42827).
10.7 Britannica Centre Lease dated as of May 1, 1994, between Chicago Title and Trust Company, as Trustee under Trust Agreement dated November 2, 1977, and known as Trust No. 1070932, and Midwest Bank & Trust Company (incorporated by reference to Registrant's Registration Statement on Form S-1, Registration No. 333-42827).
10.8 Lease dated as of March 20, 1996, between Grove Lodge No. 824 Ancient Free and Accepted Masons and Midwest Bank of Hinsdale (incorporated by reference to Registrant's Registration Statement on Form S-1, Registration No. 333-42827).
10.9 Office Lease undated between Grove Lodge No. 824 Ancient Free and Accepted masons and Midwest Bank of Hinsdale (incorporated by reference to Registrant's Registration Statement on Form S-1, Registration No. 333-42827).
10.10 Credit Agreement as of January 30,1998, between the Company, Midwest One Mortgage Services, Inc. and Harris Trust & Savings Bank (incorporated by reference to Registrant's Registration Statement on Form S-1, Registration No. 333-42827).
10.11 First Amendment and waiver to Credit Agreement dated as of September 28, 1998 between the Company, Midwest One Mortgage Services, Inc. and

      Harris Trust and Savings Bank (incorporated by reference to Registrant's Form 10-K for the fiscal year ended 1999, File No. 0-29598).

10.12 Second Amendment and waiver to Credit Agreement dated as of January 7, 1999 between the Company, Midwest One Mortgage Services, Inc. and Harris Trust and Savings Bank (incorporated by reference to Registrant's Form 10-K for the fiscal year ended 1999, File No. 0-29598).

10.13 Third Amendment and waiver to Credit Agreement dated as of January 17, 2000 between the Company and Harris Trust and Savings Bank (incorporated by reference to Registrant's Form 10-K for the fiscal year ended 1999, File No. 0-29598).

21.1  Subsidiaries

23.1  Consent of Crowe, Chizek and Company LLP.

24.1  Power of Attorney (included on signature page).


* Indicates management contracts or compensatory plans or arrangements required to be filed as an exhibit.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     MIDWEST BANC HOLDINGS, INC.


Date:  March 28, 2001                BY: /s/ BRAD A. LUECKE
                                         -------------------------------------
                                         Brad A. Luecke
                                         President and Chief Executive Officer

         Each person whose signature appears below constitutes and appoints Brad
A. Luecke and Daniel R. Kadolph his true and law attorneys-in-fact and agents, each acting alone, with full powers of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any or all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in order to effectuate the filing of such report, as fully for all intents and purposes as he might or could do in person, thereby ratifying and confirming all that said attorneys-in-fact and agents, and each of them, or his substitutes, may lawfully do or cause to be done by virtue hereof.

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf in the capacities and on the dates indicated:

          Signature                                Title                                   Date
          ---------                                -----                                   ----
   /s/ E.V. SILVERI
----------------------------
     E.V. Silveri                       Chairman of the Board, Director                March 28, 2001
  /s/ BRAD A. LUECKE
----------------------------
     Brad A. Luecke            President, Chief Executive Officer, and Director        March 28, 2001
  /s/ ANGELO A. DIPAOLO
----------------------------
     Angelo A. DiPaolo                             Director                            March 28, 2001
  /s/ DANIEL NAGLE
----------------------------
     Daniel Nagle                                  Director                            March 28, 2001
  /s/ JOSEPH RIZZA
----------------------------
     Joseph Rizza                                  Director                            March 28, 2001
  /s/ LEROY ROSASCO
----------------------------
     LeRoy Rosasco                                 Director                            March 28, 2001
  /s/ ROBERT D. SMALL
----------------------------
     Robert D. Small                               Director                            March 28, 2001
  /s/ LEON WOLIN
----------------------------
     Leon Wolin                                    Director                            March 28, 2001
  /s/ DANIEL R. KADOLPH
----------------------------
     Daniel R. Kadolph          Senior Vice President, Chief Financial Officer,        March 28, 2001
                                          Comptroller, and Treasurer

     INDEX TO CONSOLIDATED FINANCIAL STATEMENTS MIDWEST BANC HOLDINGS, INC.

                                                                          PAGE
                                                                          ----

Report of Crowe, Chizek and Company LLP, Independent Auditors              F-2

Consolidated Balance Sheets as of December 31, 2000 and 1999               F-3

Consolidated Statements of Income for the years ended
   December 31, 2000, 1999 and 1998                                        F-4

Consolidated Statements of Stockholders' Equity for the years ended
   December 31, 2000, 1999 and 1998                                        F-5

Consolidated Statements of Cash Flows for the years ended
   December 31, 2000, 1999 and 1998                                        F-6

Notes to Consolidated Financial Statements                                 F-7

                              [CROWE CHIZEK LOGO]


                         REPORT OF INDEPENDENT AUDITORS



To the Stockholders and Board of Directors
Midwest Banc Holdings, Inc.


We have audited the accompanying consolidated balance sheets of Midwest Banc Holdings, Inc. as of December 31, 2000 and 1999 and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Midwest Banc Holdings, Inc. at December 31, 2000 and 1999 and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2000, in conformity with generally accepted accounting principles.

                                       /s/ CROWE, CHIZEK AND COMPANY LLP
                                       ---------------------------------
                                       Crowe, Chizek and Company LLP

Oak Brook, Illinois
January 12, 2001

                           MIDWEST BANC HOLDINGS, INC.
                          CONSOLIDATED BALANCE SHEETS
                (In thousands, except share and per share data)
-------------------------------------------------------------------------------

                                                               December 31,
                                                           -------------------
                                                           2000           1999
                                                           ----           ----
ASSETS
Cash and cash equivalents                              $   46,556   $   36,151
Securities available-for-sale                             513,512      503,442
Securities held-to-maturity (fair
  value:  2000 - $25,215;
  1999 - $29,175)                                          25,174       29,626
Loans                                                     824,632      646,455
Allowance for loan losses                                  (8,593)      (7,567)
                                                       ----------   ----------
    Net loans                                             816,039      638,888
Cash value of life insurance                               18,617            -
Premises and equipment, net                                21,185       21,668
Other real estate                                           1,153        2,651
Goodwill                                                    3,893        4,426
Other assets                                               21,641       19,610
                                                       ----------   ----------

    Total assets                                       $1,467,770   $1,256,462
                                                       ==========   ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
    Deposits
       Non-interest-bearing                            $  128,749   $  118,553
       Interest-bearing                                   957,037      852,401
                                                       ----------   ----------
          Total deposits                                1,085,786      970,954
    Securities sold under agreements to repurchase
      and federal funds purchased                          24,293       18,925
    Advances from the Federal Home Loan Bank              239,500      169,500
    Guaranteed preferred beneficial interest
      in the Company's junior subordinated debt            20,000            -
    Notes payable and other borrowings                      5,300        7,650
    Other liabilities                                      10,315       21,739
                                                       ----------   ----------
       Total liabilities                                1,385,194    1,188,768

Stockholders' equity
    Preferred stock                                             -            -
    Common stock                                              114          114
    Surplus                                                29,654       29,704
    Retained earnings                                      65,814       56,848
    Accumulated other comprehensive loss                   (3,861)     (11,942)
    Treasury stock, at cost                                (9,145)      (7,030)
                                                       ----------   ----------
       Total stockholders' equity                          82,576       67,694
                                                       ----------   ----------

          Total liabilities and stockholders' equity   $1,467,770   $1,256,462
                                                       ==========   ==========
-----------------------------------------------------------------------------

          See accompanying notes to consolidated financial statements.

                          MIDWEST BANC HOLDINGS, INC.
                       CONSOLIDATED STATEMENTS OF INCOME
                     (In thousands, except per share data)

--------------------------------------------------------------------------------

                                                                   ------Year Ended December 31,----
                                                                         ----------------------
                                                                      2000        1999        1998
                                                                      ----        ----        ----
Interest income
   Loans                                                           $  71,865   $  52,272    $ 47,725
   Securities
     Taxable                                                          35,409      29,957      25,098
     Exempt from federal income taxes                                  1,854       1,508       1,353
   Trading account securities                                              3          46         170
   Federal funds sold and other short-term investments                   661         363         481
                                                                   ---------   ---------    --------
     Total interest income                                           109,792      84,146      74,827

Interest expense
   Deposits                                                           47,680      36,730      36,038
   Advances from the Federal Home Loan Bank                           12,549       6,463       4,031
   Notes payable and other borrowings                                  2,681       1,069         945
   Guaranteed preferred beneficial interest in the Company's
     junior subordinated debt                                          1,122           -           -
                                                                   ---------   ---------    --------
       Total interest expense                                         64,032      44,262      41,014
                                                                   ---------   ---------    --------


NET INTEREST INCOME                                                   45,760      39,884      33,813

Provision for loan losses                                              1,850       2,203       1,326
                                                                   ---------   ---------    --------

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES                   43,910      37,681      32,487

Other income
   Service charges on deposit accounts                                 3,615       3,309       3,051
   Net gains on securities transactions                                1,190         299       1,111
   Net trading account profits (losses)                                 (120)        160          24
   Mortgage loan origination fees                                        197         693       1,058

   Insurance and brokerage commissions                                   759         585         231
   Trust income                                                          653         670         675
   Other income                                                        1,401       1,018         637
                                                                   ---------   ---------    --------
     Total other income                                                7,695       6,734       6,787

Other expenses
   Salaries and employee benefits                                     16,534      14,788      13,301
   Occupancy and equipment                                             4,969       4,381       3,761
   Professional services                                               1,793       1,674       1,220
   Marketing                                                           1,166         928         791
   Other expenses                                                      4,898       4,003       3,822
                                                                   ---------   ---------    --------
     Total other expenses                                             29,360      25,774      22,895
                                                                   ---------   ---------    --------

INCOME BEFORE INCOME TAXES                                            22,245      18,641      16,379

Provision for income taxes                                             7,632       6,750       5,974
                                                                   ---------   ---------    --------


NET INCOME                                                         $  14,613   $  11,891    $ 10,405
                                                                   =========   =========    ========

Basic earnings per share                                           $    1.36   $    1.08    $    .94
                                                                   =========   =========    ========

Diluted earnings per share                                         $    1.35   $    1.07    $    .94
                                                                   =========   =========    ========



--------------------------------------------------------------------------------

          See accompanying notes to consolidated financial statements.

                          MIDWEST BANC HOLDINGS, INC.
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                (In thousands, except share and per share data)

--------------------------------------------------------------------------------

                                                                               Accumulated                Total
                                                                                  Other                  Stock-
                                              Common               Retained   Comprehensive   Treasury   holders'
                                               Stock     Surplus   Earnings   Income (Loss)    Stock      Equity
                                               -----     -------   --------   -------------    -----      ------
Balance, January 1, 1998                       $ 101   $ 12,620   $ 40,026     $    675      $  (462)   $ 52,960

Cash dividends declared ($.145 per share)          -          -     (1,636)           -            -      (1,636)

Issuance of 1,265,000 shares of common
  stock                                           13     17,084          -            -            -      17,097

Comprehensive income
    Net income                                     -          -     10,405            -            -      10,405
    Net decrease in fair value of securities
      classified as available-for-sale, net of
      income taxes and reclassification
      adjustments                                  -          -          -       (1,197)           -      (1,197)
                                                                                                         -------
       Total comprehensive income                                                                          9,208
                                               -----   --------   --------     --------      -------     -------

Balance, December 31, 1998                       114     29,704     48,795         (522)        (462)     77,629

Cash dividends declared ($.350 per share)          -          -     (3,838)           -            -      (3,838)

Purchase of 394,858 shares of treasury stock       -          -          -            -       (6,577)     (6,577)

Issuance of common stock in connection
  with exercise of 512 stock options               -          -          -            -            9           9

Comprehensive income
    Net income                                     -          -     11,891            -            -      11,891
    Net decrease in fair value of securities
      classified as available-for-sale, net of
      income taxes and reclassification
      adjustments                                  -          -          -      (11,420)           -     (11,420)
                                                                                                        --------
       Total comprehensive income                  -          -          -            -            -         471
                                               -----   --------   --------     --------     --------    --------

Balance, December 31, 1999                       114     29,704     56,848      (11,942)      (7,030)     67,694

Cash dividends declared
  ($.525 per share)                                -          -     (5,647)           -            -      (5,647)

Purchase of 155,654 shares of treasury stock       -          -          -            -       (2,271)     (2,271)

Issuance of common stock in connection
  with exercise of 11,000 stock options            -        (50)         -            -          156         106

Comprehensive income
    Net income                                     -          -     14,613            -            -      14,613
    Net increase in fair value of securities
      classified as available-for-sale, net of
      income taxes and reclassification
      adjustments                                  -          -          -        8,081            -       8,081
                                                                                                        --------
       Total comprehensive income                  -          -          -            -            -      22,694
                                               -----   --------   --------    ---------     --------    --------

Balance, December 31, 2000                     $ 114   $ 29,654   $ 65,814    $  (3,861)    $ (9,145)   $ 82,576
                                               =====   ========   ========    =========     ========    ========

--------------------------------------------------------------------------------

          See accompanying notes to consolidated financial statements.

                          MIDWEST BANC HOLDINGS, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

--------------------------------------------------------------------------------

                                                                              ------Year Ended December 31,----
                                                                                    ----------------------
                                                                                 2000        1999        1998
                                                                                 ----        ----        ----
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income                                                                $   14,613  $   11,891  $   10,405
   Adjustments to reconcile net income to net cash provided by operating activities
     Depreciation                                                                 2,683       2,296       1,964
     Provision for loan losses                                                    1,850       2,203       1,326
     Proceeds from sales of trading account securities, net                        (120)        160       5,032
     Net gain on sales of securities                                             (1,190)       (299)     (1,111)
     Net loss (gain) on sales of trading account securities                         120        (160)        (24)
     Federal Home Loan Bank stock dividend                                         (591)          -           -
     Net change in real estate loans held for sale                                 (167)      3,380       5,781
     Increase in cash surrender value of life insurance                            (445)          -           -
     Deferred income taxes                                                         (347)       (481)        (98)
     Change in other assets                                                      (4,743)      1,997      (2,374)
     Change in other liabilities                                                  3,904         536         (85)
                                                                             ----------  ----------  ----------
       Net cash provided by operating activities                                 15,567      21,523      20,816

CASH FLOWS FROM INVESTING ACTIVITIES
   Proceeds from sales and maturities of securities available-for-sale          121,416     123,481     285,131
   Principal payments on securities                                              55,105     102,380     140,959
   Purchases of securities available-for-sale                                  (186,097)   (274,916)   (541,842)
   Purchases of securities held-to-maturity                                        (720)    (10,253)     (9,023)
   Maturities of securities held-to-maturity                                      5,022       4,210       1,345
   Net increase in loans                                                       (178,834)   (131,808)    (40,455)
   Acquisition of branch, net                                                         -      13,794           -
   Property and equipment expenditures, net                                      (2,200)     (6,286)     (4,698)
   Investment in life insurance                                                 (18,172)          -           -
                                                                             ----------  ----------  ----------
     Net cash used in investing activities                                     (204,480)   (179,398)   (168,583)


CASH FLOWS FROM FINANCING ACTIVITIES
   Net increase in deposits                                                     114,832      85,858      74,790
   Issuance of guaranteed beneficial interest in the Company's junior
     subordinated debt, net of debt issuance costs                               19,030           -           -
   Borrowings                                                                   256,800     123,200     117,120
   Payments on borrowings                                                      (189,150)    (53,850)    (51,895)
   Issuance of common stock                                                           -           -      17,097
   Dividends paid                                                                (5,397)     (3,323)     (1,040)
   Change in securities sold under agreements to repurchase
     and federal funds purchased                                                  5,368       8,456      (2,523)
   Treasury stock and stock option transactions, net                             (2,165)     (6,568)          -
                                                                             ----------  ----------  ----------
     Net cash provided by financing activities                                  199,318     153,773     153,549
                                                                             ----------  ----------  ----------
Increase (decrease) in cash and cash equivalents                                 10,405      (4,102)      5,782

Cash and cash equivalents at beginning of year                                   36,151      40,253      34,471
                                                                             ----------  ----------  ----------

CASH AND CASH EQUIVALENTS AT END OF YEAR                                     $   46,556  $   36,151  $   40,253
                                                                             ==========  ==========  ==========

Supplemental disclosures
   Cash paid during the year for
     Interest                                                                $   62,846  $   43,717  $   40,692
     Income taxes                                                                 8,397       6,541       6,347

--------------------------------------------------------------------------------

          See accompanying notes to consolidated financial statements.

                          MIDWEST BANC HOLDINGS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       December 31, 2000, 1999, and 1998
-------------------------------------------------------------------------------

NOTE 1 - NATURE OF OPERATIONS

Midwest Banc Holdings, Inc. (Midwest Banc or the Company) is a bank holding company organized under the laws of the State of Delaware. Through its commercial bank and nonbank subsidiaries, the Company provides a full line of financial services to corporate and individual customers in the greater Chicago metropolitan area and in Warren, Knox, Henderson, and Mercer Counties in western Illinois. These services include demand, time, and savings deposits; lending; mortgage banking; insurance products; and trust services. While the Company's management monitors the revenue streams of the various products and services, operations are managed and financial performance is evaluated on a Company-wide basis. Accordingly, all of the Company's banking operations are considered by management to be aggregated in one reportable operating segment.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation: The consolidated financial statements of Midwest Banc include the accounts of Midwest Banc and its wholly owned subsidiaries, Midwest Bank and Trust Company (MBT), Midwest Bank of Hinsdale (MBH), Midwest Bank of McHenry County (MBMC), Midwest Bank of Western Illinois (MBWI), MBHI Capital Trust I, and First Midwest Data Corp. Significant intercompany balances and transactions have been eliminated.

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

Securities: Securities are classified as held-to-maturity when the Company has the ability and management has the positive intent to hold those securities to maturity. Accordingly, they are stated at cost adjusted for amortization of premiums and accretion of discounts. Securities are classified as available-for-sale when the Company may decide to sell those securities for changes in market interest rates, liquidity needs, changes in yields or alternative investments, and for other reasons. They are carried at fair value with unrealized gains and losses, net of taxes, reported in other comprehensive income (loss). Interest income is reported net of amortization of premium and accretion of discount. Realized gains and losses on disposition of securities available-for-sale are based on the net proceeds and the adjusted carrying amounts of the securities sold, using the specific identification method. Trading account securities are carried at fair value. Realized and unrealized gains and losses on trading account securities are recognized in the statement of income as they occur. No trading securities were held at December 31, 2000 or 1999.

-------------------------------------------------------------------------------
                                  (Continued)

                          MIDWEST BANC HOLDINGS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       December 31, 2000, 1999, and 1998
-------------------------------------------------------------------------------

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

Allowance for Loan Losses: The allowance for loan losses is a valuation allowance for probable incurred credit losses, increased by the provision for loan losses and decreased by charge-offs less recoveries. Management estimates the allowance balance required using past loan loss experience, the nature and volume of the portfolio, information about specific borrower situations and estimated collateral values, economic conditions, and other factors. Allocations of the allowance may be made for specific loans, but the entire allowance is available for any loan that, in management's judgment, should be charged off. Loan losses are charged against the allowance when management believes that the uncollectibility of a loan balance is confirmed.

A loan is impaired when full payment under the loan terms is not expected. Impairment is evaluated in total for smaller-balance loans of similar nature such as residential mortgage, consumer, and on an individual loan basis for other loans. If a loan is impaired, a portion of the allowance is allocated so that the loan is reported, net, at the present value of estimated future cash flows using the loan's existing rate or at the fair value of collateral if repayment is expected solely from the collateral.

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


-------------------------------------------------------------------------------
                                  (Continued)

                          MIDWEST BANC HOLDINGS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       December 31, 2000, 1999, and 1998
-------------------------------------------------------------------------------

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Goodwill: Goodwill results from the application of purchase accounting principles to the acquisition of subsidiaries and a branch office. Goodwill represents the excess of acquisition cost over the fair value of net assets acquired and is amortized over periods ranging from 10 to 25 years using the straight-line method.

Income Taxes: Deferred tax assets and liabilities are recognized for temporary differences between the financial reporting basis and the tax basis of the Company's assets and liabilities. Deferred taxes are recognized for the estimated taxes ultimately payable or recoverable based on enacted tax laws. Changes in enacted tax rates and laws are reflected in the financial statements in the periods they occur.

Repurchase Agreement: Substantially all repurchase agreement liabilities represent amounts advanced by various customers. Securities are pledged to cover these liabilities, which are not covered by federal deposit insurance.

Stock Compensation: Employee compensation expense under stock option plans is reported if options are granted below market price at grant date. Pro forma disclosures of net income and earnings per share are shown using the fair value method of Statement of Financial Accounting Standard No. 123 to measure expense for options granted using an option pricing model to estimate fair value.

Equity: Common stock has $.01 par, and 17,000,000 shares are authorized. There were 11,379,392 common shares issued at December 31, 2000 and 1999, including 639,000 shares and 494,346 shares held in treasury, respectively. Treasury stock is carried at cost. Preferred stock has $.01 par, and 1,000,000 shares are authorized. There were no preferred shares issued at December 31, 2000 and 1999.

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


-------------------------------------------------------------------------------
                                  (Continued)

                          MIDWEST BANC HOLDINGS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       December 31, 2000, 1999, and 1998
-------------------------------------------------------------------------------

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Dividend Restriction: Banking regulations require maintaining certain capital levels and may limit the dividends paid by the subsidiary banks to the Company or by the Company to the stockholders.

Statement of Cash Flows: Amounts due from banks and federal funds sold are considered to be cash equivalents. Loan disbursements and collections, repurchase agreements, and transactions in deposit accounts are reported net.

Fair Value of Financial Instruments: Fair values of financial instruments are estimated using relevant market information and other assumptions, as more fully disclosed in a separate note. Fair value estimates involve uncertainties and matters of significant judgment regarding interest rates, credit risk, prepayments, and other factors, especially in the absence of broad markets for particular items. Changes in assumptions or in market conditions could significantly affect the estimates.

New Accounting Pronouncements: Beginning January 1, 2001, a new accounting standard will require all derivatives to be recorded at fair value. Unless designated as hedges, changes in these fair values will be recorded in the income statement. Fair value changes involving hedges will generally be recorded by offsetting gains and losses on the hedge and on the hedged item, even if the fair value of the hedged item is not otherwise recorded. Adoption of this standard on January 1, 2001 did not have a material effect.

Reclassifications: Certain items in the financial statements as of and for the years ended December 31, 2000 and 1999 have been reclassified, with no effect on net income, to conform with the current year presentation.



-------------------------------------------------------------------------------
                                  (Continued)

                          MIDWEST BANC HOLDINGS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       December 31, 2000, 1999, and 1998
-------------------------------------------------------------------------------

NOTE 3 - SECURITIES

The amortized cost and fair value of securities available-for-sale and held-to-maturity are as follows:

                                                             ----------------December 31, 2000-----------------
                                                                             -----------------
                                                                              Gross        Gross
(In thousands)                                                Amortized     Unrealized   Unrealized    Fair
                                                                Cost          Gains        Losses      Value
                                                                ----          -----        ------      -----
    Securities available-for-sale
       Obligations of U.S. government agencies               $     1,000   $       -   $      (66)  $       934
       Obligations of states and political subdivisions           10,789         198          (13)       10,974
       Mortgage-backed securities                                427,339         597       (5,529)      422,407
       Collateralized mortgage obligations                         1,724           -           (4)        1,720
       Corporate and other debt securities                        19,312         190       (1,760)       17,742
       Equity securities                                          59,746         743         (754)       59,735
                                                             -----------   ---------   ----------   -----------

          Total securities available-for-sale                $   519,910   $   1,728   $   (8,126)  $   513,512
                                                             ===========   =========   ==========   ===========

    Securities held-to-maturity
       Obligations of states and political subdivisions      $    25,174   $     155   $     (114)  $    25,215
                                                             ===========   =========   ==========   ===========

                                                             ----------------December 31, 1999-----------------
                                                                             -----------------
                                                                              Gross        Gross
(In thousands)                                                Amortized     Unrealized   Unrealized     Fair
                                                                 Cost         Gains        Losses       Value
                                                                ----          -----        ------       -----
    Securities available-for-sale
       Obligations of U.S. government agencies               $     2,000   $       -   $      (95)  $     1,905
       Obligations of states and political subdivisions            8,340          10          (76)        8,274
       Mortgage-backed securities                                491,411          50      (18,966)      472,495
       Collateralized mortgage obligations                         2,660           -          (39)        2,621
       Equity securities                                          18,567           -         (420)       18,147
                                                             -----------   ---------   ----------   -----------

          Total securities available-for-sale                $   522,978   $      60   $  (19,596)  $   503,442
                                                             ===========   =========   ==========   ===========

    Securities held-to-maturity
       Obligations of states and political subdivisions      $    29,626   $      45   $     (496)  $    29,175
                                                             ===========   =========   ==========   ===========

At December 31, 2000, approximately 83% of the fair value of equity securities consists of Federal Home Loan Bank stock, Federal Reserve Bank stock, and preferred stock issued by the Federal Home Loan Mortgage Corporation or the Federal National Mortgage Association. Other equity securities at December 31, 2000 consist primarily of stock issued by bank holding companies.


-------------------------------------------------------------------------------
                                  (Continued)

                           MIDWEST BANC HOLDINGS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2000, 1999, and 1998
-------------------------------------------------------------------------------

NOTE 3 - SECURITIES (Continued)

The amortized cost and fair value of securities by contractual maturity at December 31, 2000 are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

(In thousands)                                          Amortized       Fair
                                                          Cost          Value
                                                          ----          -----
    Securities available-for-sale
       Due in one year or less                         $     2,167   $     2,170
       Due after one year through five years                10,457         9,252
       Due after five years through ten years                7,761         7,459
       Due after ten years                                  10,716        10,769
                                                       -----------   -----------
                                                            31,101        29,650
       Mortgage-backed securities and collateralized
         mortgage obligations                              429,063       424,127
                                                       -----------   -----------
          Total debt securities                            460,164       453,777
       Equity securities                                    59,746        59,735
                                                       -----------   -----------

          Total securities available-for-sale          $   519,910   $   513,512
                                                       ===========   ===========

    Securities held-to-maturity
       Due in one year or less                         $     3,307   $     3,316
       Due after one year through five years                16,328        16,334
       Due after five years through ten years                5,539         5,565
                                                       -----------   -----------

          Total securities held-to-maturity            $    25,174   $    25,215
                                                       ===========   ===========

Proceeds from sales of securities available-for-sale and the realized gross gains and losses are as follows:

                                   -----------Year Ended December 31,----------
                                              ----------------------
(In thousands)                         2000             1999           1998
                                       ----             ----           ----

     Proceeds from sales           $    118,381     $    122,686    $   283,011
     Gross realized gains                 1,242              445          1,593
     Gross realized losses                  (52)            (146)          (482)

Securities with an approximate carrying value of $338,000,000 and $270,000,000 at December 31, 2000 and 1999 were pledged to secure public deposits, borrowings, and for other purposes as required or permitted by law. Included in securities pledged at December 31, 2000 and 1999 are $209,000,000 and $172,000,000, which have been pledged for FHLB borrowings.


-------------------------------------------------------------------------------
                                  (Continued)

                          MIDWEST BANC HOLDINGS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       December 31, 2000, 1999, and 1998
-------------------------------------------------------------------------------

NOTE 4 - FAIR VALUE OF FINANCIAL INSTRUMENTS

The fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. The methods and assumptions used to determine fair values for each class of financial instrument are presented below.

Cash and Cash Equivalents: Cash and cash equivalents are reported in the balance sheet at amounts that approximate their fair value.

Securities: Fair values for securities are determined from quoted market prices if available. For unquoted securities, the reported fair value is estimated on the basis of financial and other information about the issuer and quoted market prices of similar securities.

Loans: Fair values of loans have been estimated by calculating the present value of future cash flows at current rates for similar loans that would be made to borrowers with similar credit ratings and the same remaining maturities. Loan prepayments are assumed to occur at the same rate as in previous periods in which interest rates were at levels similar to current levels.

Deposit Liabilities: Fair value of deposit liabilities with stated maturities have been calculated at the present value of future cash flows using rates that approximate current market rates for similar instruments. Fair values of other deposits are equal to the respective amounts due on demand. The carrying amount for variable rate instruments approximates fair value.

Securities Sold Under Agreements to Repurchase, Federal Funds Purchased, Other Borrowings, Advances from the Federal Home Loan Bank, Notes Payable, and Guaranteed Beneficial Interest in the Company's Junior Subordinated Debt:
Liabilities with stated maturities have been calculated at present values of future cash flows using rates that approximate market rates for similar instruments. The carrying amount for liabilities with no stated maturities approximates estimated fair value.

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


-------------------------------------------------------------------------------
                                  (Continued)

                           MIDWEST BANC HOLDINGS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2000, 1999, and 1998
-------------------------------------------------------------------------------


NOTE 4 - FAIR VALUE OF FINANCIAL INSTRUMENTS (Continued)

The estimated fair values of the Company's financial instruments were as follows:

                                                 -------------------------December 31,------------------------
                                                                          ------------
                                                 ------------2000------------     -----------1999-------------
                                                             ----                            ----
                                                                   Estimated                        Estimated
                                                   Carrying          Fair           Carrying          Fair
(In thousands)                                      Amount           Value           Amount           Value
                                                    ------           -----           ------           -----

     Financial assets
         Cash and cash equivalents               $     46,556    $     46,556     $     36,151    $     36,151
         Securities available-for-sale                513,512         513,512          503,442         503,442
         Securities held-to-maturity                   25,174          25,215           29,626          29,175
         Loans, net of allowance for
           loan losses                                816,039         810,292          638,888         634,834
         Accrued interest receivable                   12,385          12,385            8,304           8,304

     Financial liabilities
         Deposits
              Non-interest-bearing                   (128,749)       (128,749)        (118,553)       (118,553)
              Interest-bearing                       (957,037)       (957,862)        (852,401)       (853,252)
         Securities sold under
           agreements to repurchase
           and federal funds purchased                (24,293)        (24,293)         (18,925)        (18,925)
         Borrowings                                  (244,800)       (243,363)        (177,150)       (175,375)
         Guaranteed preferred beneficial
           interest in the Company's junior
           subordinated debt                          (20,000)        (16,061)               -               -
         Accrued interest payable                      (4,249)         (4,249)          (3,063)         (3,063)

Other assets and liabilities of the Company not defined as financial instruments, such as property and equipment, are not included in the above disclosures. Also not included are nonfinancial instruments such as the value of core deposits, loan servicing rights, customer goodwill, and similar items.

There is no ready market for a significant portion of the Company's financial instruments. Accordingly, fair values are based on various factors relative to expected loss experience, current economic conditions, risk characteristics, and other factors. The assumptions and estimates used in the fair value determination process are subjective in nature and involve uncertainties and significant judgment and, therefore, fair values cannot be determined with precision. Changes in assumptions could significantly affect these estimated values.



-------------------------------------------------------------------------------
                                  (Continued)

                           MIDWEST BANC HOLDINGS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2000, 1999, and 1998
-------------------------------------------------------------------------------

NOTE 5 - LOANS

Major classifications of loans are summarized as follows:

                                                   ---------December 31,-------
                                                            ------------
(In thousands)                                         2000            1999
                                                       ----            ----

     Commercial                                    $    205,698    $    187,822
     Commercial real estate                             448,988         300,071
     Agricultural                                        47,773          41,745
     Consumer real estate                               108,780         103,681
     Consumer installment                                14,529          13,889
                                                   ------------    ------------
         Total loans, gross                             825,768         647,208
     Unearned discount                                   (1,136)           (753)
                                                   ------------    ------------

         Total loans                               $    824,632    $    646,455
                                                   ============    ============

Included in consumer real estate are $616,000 and $449,000 of loans held for sale at December 31, 2000 and 1999.


NOTE 6 - ALLOWANCE FOR LOAN LOSSES

The following is a summary of changes in the allowance for loan losses:

                                                   ---Year Ended December 31,---
                                                      -----------------------
(In thousands)                                       2000      1999      1998
                                                     ----      ----      ----

     Balance at beginning of year                  $  7,567  $  6,576  $  6,143
     Provision for loan losses                        1,850     2,203     1,326
     Loans charged off                               (1,107)   (1,417)   (1,168)
     Recoveries on loans previously charged off         283       205       275
                                                   --------  --------- --------

         Balance at end of year                    $  8,593  $  7,567  $  6,576
                                                   ========  ========  ========

A portion of the allowance for loan losses is allocated to impaired loans. Information with respect to impaired loans and the related allowance for loan losses is as follows:



-------------------------------------------------------------------------------
                                  (Continued)

                          MIDWEST BANC HOLDINGS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       December 31, 2000, 1999, and 1998
-------------------------------------------------------------------------------

NOTE 6 - ALLOWANCE FOR LOAN LOSSES (Continued)

                                                                     -------December 31,-------
                                                                            -----------
(In thousands)                                                           2000           1999
                                                                         ----           ----
     Impaired loans for which no allowance for loan losses
       is allocated                                                  $       351    $       639
     Impaired loans with an allocation of the allowance for
       loan losses                                                           759            995
                                                                     -----------    -----------

         Total impaired loans                                        $     1,110    $     1,634
                                                                     ===========    ===========

     Allowance for loan losses allocated to impaired loans           $       340    $       531
                                                                     ===========    ===========

                                                         ---------Year Ended December 31,---------
                                                                   -----------------------
                                                             2000           1999          1998
                                                             ----           ----          ----
     Average impaired loans                              $     1,230    $     3,105    $     2,479
     Interest income recognized on impaired loans                 67            170            148
     Interest income recognized on impaired loans
       on a cash basis                                            67            170             92

Interest payments on impaired loans are generally applied to principal, unless the loan principal is considered to be fully collectible, in which case interest is recognized on the cash basis.

NOTE 7 - PREMISES AND EQUIPMENT

Premises and equipment are summarized as follows:

                                                     --------December 31,------
                                                             -----------
(In thousands)                                           2000           1999
                                                         ----           ----

     Land and improvements                           $     5,180    $     5,089
     Building and improvements                            20,041         20,961
     Furniture and equipment                              14,642         12,458
                                                     -----------    -----------
         Total cost                                       39,863         38,508
         Accumulated depreciation                        (18,678)       (16,840)
                                                     -----------    -----------

              Premises and equipment, net            $    21,185    $    21,668
                                                     ===========    ===========



-------------------------------------------------------------------------------
                                  (Continued)

                           MIDWEST BANC HOLDINGS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2000, 1999, and 1998
-------------------------------------------------------------------------------

NOTE 8 - INCOME TAXES

The provision for income taxes consists of the following:

(In thousands)                                                       ----------Year Ended December 31,--------
                                                                               -----------------------
                                                                        2000           1999           1998
                                                                        ----           ----           ----
     Current
         Federal                                                     $     6,441    $     5,959    $     4,934
         State                                                             1,538          1,272          1,138
     Deferred                                                               (347)          (481)           (98)
                                                                     ----------     -----------    -----------

         Total provision for income taxes                            $     7,632    $     6,750    $     5,974
                                                                     ===========    ===========    ===========

The difference between the provision for income taxes in the financial statements and amounts computed by applying the current federal income tax rate of 35% for 2000 and 1999 and 34% for 1998 to income before income taxes is reconciled as follows:

                                                                     ----------Year Ended December 31,--------
                                                                               -----------------------
(In thousands)                                                          2000            1999          1998
                                                                        ----            ----          ----
     Income taxes computed at the statutory rate                     $     7,786    $     6,524    $     5,569
     Tax-exempt interest income on securities
       and loans                                                            (684)          (552)          (446)
     Amortization of goodwill                                                 91             91             81
     State income taxes, net of federal tax benefit                          957            710            724
     Cash surrender value increase, net of premiums                         (150)             -              -
     Excess charitable contributions                                        (121)             -              -
     Dividends received deduction                                           (199)             -              -
     Other                                                                   (48)           (23)            46
                                                                     -----------    -----------    -----------

         Total provision for income taxes                            $     7,632    $     6,750    $     5,974
                                                                     ===========    ===========    ===========

-------------------------------------------------------------------------------
                                  (Continued)

                          MIDWEST BANC HOLDINGS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       December 31, 2000, 1999, and 1998
-------------------------------------------------------------------------------


NOTE 8 - INCOME TAXES (Continued)

The net deferred tax asset, included in other assets in the accompanying balance sheets, consisted of the following components:

                                                                  --------December 31,-------
                                                                           -----------
(In thousands)                                                         2000            1999
                                                                       ----            ----
     Gross deferred tax assets
         Unrealized loss on securities available-for-sale          $     2,537    $     7,594
         Allowance for loan losses                                       3,409          3,002
         Amortizable assets                                                 39              -
         Other real estate                                                 116             49
                                                                   -----------    -----------
              Total gross deferred tax assets                            6,101         10,645
     Gross deferred tax liabilities
         Depreciation                                                      (15)           (78)
         Deferred loan fees                                                (53)          (124)
         FHLB Stock Dividends                                             (234)             -
         Other                                                             (66)             -
                                                                   -----------    -----------
              Total gross deferred tax liabilities                        (368)          (202)
                                                                   -----------    -----------

                  Net deferred tax asset                           $     5,733    $    10,443
                                                                   ===========    ===========

NOTE 9 - ADVANCES FROM THE FEDERAL HOME LOAN BANK

Advances from the Federal Home Loan Bank are summarized as follows:

                                                                            December 31,
                                                                            ------------
                                                      -----------2000----------    -----------1999------------
                                                                 ----                         ----
                                                       Weighted                     Weighted
                                                        Average                      Average
                                                         Rate          Amount         Rate            Amount
                                                         ----          ------         ----            ------
     Advances from the Federal
       Home Loan Bank due
         2001                                            6.73%       $    3,000        5.00%        $    2,000
         2002                                            6.48            20,000        5.71              3,000
         2004                                            5.63             4,500        4.98             33,500
         2005                                            6.07            32,500           -                  -
         2008                                            4.96            42,000        5.23             54,500
         2009                                               -                 -        5.23             76,500
         2010                                            5.46           137,500           -                  -
                                                                     ----------                     ----------

              Total                                      5.56%       $  239,500       5.22%         $  169,500
                                                                     ==========                     ==========

-------------------------------------------------------------------------------
                                  (Continued)

                           MIDWEST BANC HOLDINGS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2000, 1999, and 1998
-------------------------------------------------------------------------------


NOTE 9 - ADVANCES FROM THE FEDERAL HOME LOAN BANK (Continued)

At December 31, 2000, $228.5 million of the FHLB advances have various call provisions. The Company maintains a collateral pledge agreement covering secured advances whereby the Company has specifically pledged $51.6 million of first mortgages on improved residential property, free of all other pledges, liens, and encumbrances (not more than 90 days delinquent). Various securities are also pledged as collateral as discussed in Note 3.


NOTE 10 - NOTES PAYABLE

Notes payable consisted of the following:

(Table amounts in thousands)

                                                                                            December 31,
                                                                                       ---------------------
                                                                                       2000             1999
                                                                                       ----             ----
     Revolving line of credit ($25,000,000) maturing on January 31, 2002, interest payments due quarterly at the 30, 60, 90, or 180 day LIBOR plus 95 basis points or prime rate less 25 basis points (weighted average rate of
     7.57% at December 31, 2000); secured by all common stock of the subsidiary banks.
                                                                                      $   5,300     $   7,500

     Non-interest-bearing note payable issued to acquire Porter Insurance
     Agency, Inc.; principal due in the amount of $75,000 on October 31, 2000.                -            75

     Note payable issued to purchase property for Midwest Bank; principal
     payment of $75,000 due August 31, 2000.                                                  -            75
                                                                                      ---------     ---------

                                                                                      $   5,300     $   7,650
                                                                                      =========     =========

The revolving line of credit includes the following covenants at December 31, 2000: (1) the banks must not have nonperforming assets in excess of 25% of Tier 1 capital plus the loan loss allowance; (2) the Company and each subsidiary bank must be considered well capitalized; (3) the Company must maintain consolidated tangible net worth (as defined in the credit agreement) of not less than $70 million; and (4) consolidated net income for the four previous quarters combined must be at least $5.5 million. The Company had complied with these covenants at December 31, 2000.



-------------------------------------------------------------------------------
                                  (Continued)

                           MIDWEST BANC HOLDINGS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2000, 1999, and 1998
-------------------------------------------------------------------------------


NOTE 11 - ISSUANCE OF TRUST PREFERRED SECURITIES

In May 2000, the Company formed MBHI Capital Trust I (the Trust). The Trust is a statutory business trust formed under the laws of the State of Delaware and is wholly owned by the Company. In June 2000, the Trust issued 10% preferred securities with an aggregate liquidation amount of $20,000,000 ($25 per preferred security) to third-party investors. The Company then issued 10% junior subordinated debentures aggregating $20,000,000 to the Trust. The junior subordinated debentures are the sole assets of the Trust. The junior subordinated debentures and the preferred securities pay interest and dividends, respectively, on a quarterly basis. The junior subordinated debentures will mature on June 7, 2030, at which time the preferred securities must be redeemed. The junior subordinated debentures and preferred securities can be redeemed contemporaneously, in whole or in part, beginning June 7, 2005 at a redemption price of $25 per preferred security. The Company has provided a full, irrevocable and unconditional guarantee on a subordinated basis of the obligations of the Trust under the preferred securities in the event of the occurrence of an event of default, as defined in such guarantee. Debt issuance costs totaling $270,000 and underwriting fees of $700,000 were capitalized related to the offering and are being amortized over the estimated life of the junior subordinated debentures.


NOTE 12 - EMPLOYEE BENEFIT PLANS

The Company maintains a 401(k) salary reduction plan covering substantially all employees. Eligible employees may elect to make tax deferred contributions within a specified range of their compensation as defined in the plan. The Company contributes 1% more than the employee's contribution up to a maximum 5% employer contribution. Contributions to the plan are expensed currently and were $431,000, $399,000, and $354,000 for the years ended December 31, 2000, 1999, and 1998.

During 2000, the Company purchased life insurance policies on various members of senior management. The Company is the beneficiary of these life insurance policies, which have an aggregate death benefit of approximately $56.5 million at December 31, 2000. In addition, the policies had aggregate cash surrender values of approximately $18.6 million at December 31, 2000.


NOTE 13 - TIME DEPOSITS

Interest-bearing deposits in denominations of $100,000 and over were $165,071,000 as of December 31, 2000 and $144,244,000 as of December 31, 1999.
Interest expense related to deposits in denominations of $100,000 and over was $7,284,000 for 2000, $5,555,000 for 1999, and $4,495,000 for 1998.



-------------------------------------------------------------------------------
                                  (Continued)

                           MIDWEST BANC HOLDINGS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2000, 1999, and 1998
-------------------------------------------------------------------------------


NOTE 13 - TIME DEPOSITS (Continued)

Certificates of deposit have scheduled maturities for the years 2001 through 2005 and thereafter as follows:

(In thousands)

                   2001                                    $    528,806
                   2002                                          32,507
                   2003                                           7,039
                   2004                                             474
                   2005                                             379
                   Thereafter                                        28
                                                           ------------

                                                           $    569,233
                                                           ============

NOTE 14 - LEASES

The subsidiary banks lease a portion of their premises and equipment. The leases expire in various years through the year 2009. Future rental commitments under these noncancelable operating leases for the years 2001 through 2005 and thereafter are as follows:

(In thousands)

                   2001                                    $        362
                   2002                                             362
                   2003                                             361
                   2004                                             356
                   2005                                             356
                   Thereafter                                     1,053
                                                           ------------

                                                           $      2,850
                                                           ============

Rent expense included in occupancy and equipment expense was $348,000, $347,000, and $320,000 for the years ended December 31, 2000, 1999, and 1998. Occupancy expense has been reduced by $538,000, $495,000, and $465,000 for the years ended December 31, 2000, 1999, and 1998 for rental income from leased premises.



-------------------------------------------------------------------------------
                                  (Continued)

                           MIDWEST BANC HOLDINGS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2000, 1999, and 1998
-------------------------------------------------------------------------------


NOTE 15 - RELATED PARTY TRANSACTIONS

Certain executive officers, directors, and their related interests are loan customers of the Company's subsidiary banks. A summary of loans made by the subsidiary banks in the ordinary course of business to or for the benefit of directors and executive officers is as follows:

(In thousands)

     Balance at December 31, 1999                             $     14,514
     New loans                                                       5,984
     Repayments                                                     (4,797)
                                                              ------------

         Balance at December 31, 2000                         $     15,701
                                                              ============


NOTE 16 - CAPITAL REQUIREMENTS

The Company and its subsidiary banks are subject to regulatory capital requirements administered by the federal banking agencies. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, banks must meet specific capital guidelines that involve quantitative measures of assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices.

Quantitative measures established by regulation to ensure capital adequacy require banks and bank holding companies to maintain minimum amounts and ratios of total and Tier 1 capital to risk-weighted assets and Tier 1 capital to average assets. If banks do not meet these minimum capital requirements, as defined, bank regulators can initiate certain actions that could have a direct material effect on a bank's financial statements. Management believes, as of December 31, 2000 and December 31, 1999, that the Company and its subsidiary banks met all capital adequacy requirements to which they were subject.

As of December 31, 2000 and 1999, the most recent Federal Deposit Insurance Corporation notification categorized the subsidiary banks as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the institutions' categories. To be categorized as well capitalized, banks must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios. The actual capital amounts and ratios for the Company and subsidiary banks are presented in the following table.



-------------------------------------------------------------------------------
                                  (Continued)

                           MIDWEST BANC HOLDINGS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2000, 1999, and 1998
-------------------------------------------------------------------------------


NOTE 16 - CAPITAL REQUIREMENTS (Continued)

                                                                                  Minimum Required
                                                                                  ----------------
                                                                     To Be Adequately               To Be Well
                                              Actual                   Capitalized                 Capitalized
                                              ------                   -----------                 -----------
As of December 31, 2000                Amount        Ratio         Amount        Ratio        Amount        Ratio
-----------------------                ------        -----         ------        -----        ------        -----
Total Capital (to risk-weighted
  assets)
    Company                          $  111,125      11.9%      $   74,428        8.0%      $  93,035       10.0%
    MBT                                  49,470      12.3           32,067        8.0          40,084       10.0
    MBH                                  24,731      11.4           17,423        8.0          21,779       10.0
    MBMC                                 23,100      12.9           14,347        8.0          17,933       10.0
    MBWI                                 13,956      10.7           10,390        8.0          12,987       10.0
Tier 1 Capital (to risk-weighted
  assets)
    Company                             102,532      11.0           37,214        4.0          55,821        6.0
    MBT                                  45,574      11.4           16,033        4.0          24,050        6.0
    MBH                                  22,841      10.5            8,712        4.0          13,067        6.0
    MBMC                                 21,404      11.9            7,173        4.0          10,760        6.0
    MBWI                                 12,845       9.9            5,195        4.0           7,792        6.0
Tier 1 Capital (to average assets)
    Company                             102,532       7.2           57,338        4.0          71,673        5.0
    MBT                                  45,574       7.4           24,708        4.0          30,885        5.0
    MBH                                  22,841       7.3           12,455        4.0          15,568        5.0
    MBMC                                 21,404       7.3           11,721        4.0          14,651        5.0
    MBWI                                 12,845       6.3            8,219        4.0          10,274        5.0

As of December 31, 1999
-----------------------

Total Capital (to risk-weighted
  assets)
    Company                          $   84,829      12.2%      $   55,643        8.0%      $  69,553       10.0%
    MBT                                  41,080      13.0           25,292        8.0          31,615       10.0
    MBH                                  17,851      11.4           12,573        8.0          15,716       10.0
    MBMC                                 17,581      14.2            9,921        8.0          12,401       10.0
    MBWI                                 12,952      13.5            7,670        8.0           9,588       10.0
Tier 1 Capital (to risk-weighted
  assets)
    Company                              77,263      11.1           27,821        4.0          41,732        6.0
    MBT                                  37,487      11.9           12,646        4.0          18,969        6.0
    MBH                                  16,297      10.4            6,286        4.0           9,430        6.0
    MBMC                                 16,217      13.1            4,960        4.0           7,441        6.0
    MBWI                                 11,897      12.4            3,835        4.0           5,753        6.0
Tier 1 Capital (to average assets)
    Company                              77,263       6.7           49,166        4.0          61,457        5.0
    MBT                                  37,487       6.7           22,432        4.0          28,039        5.0
    MBH                                  16,297       6.5           10,005        4.0          12,506        5.0
    MBMC                                 16,217       6.6            9,867        4.0          12,232        5.0
    MBWI                                 11,897       7.1            6,689        4.0           8,362        5.0

-------------------------------------------------------------------------------
                                  (Continued)

                          MIDWEST BANC HOLDINGS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2000, 1999, and 1998
-------------------------------------------------------------------------------


NOTE 17 - OFF-BALANCE-SHEET RISK AND CONCENTRATIONS OF CREDIT RISK

The Company is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet financing needs of customers. Since many commitments to extend credit expire without being used, the amounts below do not necessarily represent future cash commitments. These financial instruments include commitments to extend credit, standby letters of credit, and unused lines of credit and are summarized as follows:

     (In thousands)                                     ------December 31,------
                                                              ------------
                                                           2000           1999
                                                           ----           ----
     Financial instruments whose contract amounts
       represent credit risk
         Unused lines of credit                         $  220,983    $  175,732
         Commitments to extend credit                       34,789        52,206
         Standby letters of credit                          12,687        10,798

At December 31, 2000 and 1999, commitments to extend credit consisted of $10,363,000 and $13,545,000 of fixed rate loan commitments. These commitments are due to expire within 30 to 90 days of issuance and have rates ranging primarily from 7.50% to 11%. Substantially all of the unused lines of credit are at adjustable rates of interest.

The credit risk amounts represent the maximum accounting loss that would be recognized at the reporting date if counterparties failed completely to perform as contracted and any collateral or security proved to be of no value. Midwest Banc has experienced little difficulty in accessing collateral when necessary. The amounts of credit risk shown therefore greatly exceed expected losses.


NOTE 18 - STOCK OPTION PLAN

The 1996 Stock Option Plan (the Plan) became effective on November 19, 1996. Under the Plan, officers, directors, and key employees may be granted incentive stock options to purchase the Company's common stock at no less than 100% of the market price on the date the option is granted. Options can be granted to become exercisable immediately or options can be granted to become exercisable in installments of 25% a year on each of the first through the fourth anniversaries of the grant date. In all cases, the options have a maximum term of ten years. The Plan also permits nonqualified stock options to be issued. The Company originally had authorized 500,000 shares for issuance under the Plan. During 2000, the Plan was amended to authorize 750,000 shares for issuance.



-------------------------------------------------------------------------------
                                  (Continued)

                           MIDWEST BANC HOLDINGS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2000, 1999, and 1998
-------------------------------------------------------------------------------

NOTE 18 - STOCK OPTION PLAN (Continued)

Had compensation cost for stock options been measured using FASB Statement No. 123, net income and earnings per share would have been the pro forma amounts as follow:

                                                    2000          1999          1998
                                                    ----          ----          ----
     Net income as reported                      $   14,613   $   11,891    $   10,405
     Pro forma net income                            13,922       11,342        10,188
     Basic earnings per share as reported              1.36         1.08           .94
     Pro forma basic earnings per share                1.29         1.03           .92
     Diluted earnings per share as reported            1.35         1.07           .94
     Pro forma diluted earnings per share              1.29         1.02           .92

Information about option grants follows:
                                                                     Weighted
                                                       Number         Average
                                                         of       Exercise Price
                                                      Options        Per Share
                                                      -------        ---------

         Outstanding at January 1, 1998                 111,000     $    10.17
         Granted during 1998                            141,500          17.88
                                                     ----------     ----------
         Outstanding at December 31, 1998               252,500          14.49
         Granted during 1999                            113,044          15.99
         Exercised during 1999                             (512)         15.88
                                                     ----------     ----------
         Outstanding at December 31, 1999               365,032          14.95
         Granted during 2000                            242,576          13.41
         Exercised during 2000                          (12,914)         10.20
         Forfeited during 2000                          (42,186)         14.51
                                                     ----------     ----------

         Outstanding at December 31, 2000               552,508     $    14.42
                                                     ==========     ==========

Options exercisable at year end are as follows:
                                                    Number      Weighted Average
                                                      of         Exercise Price
                                                    Options        Per Share
                                                    -------        ---------

         1998                                        43,250        $   9.44
         1999                                       170,907           13.74
         2000                                       301,883           14.00


-------------------------------------------------------------------------------
                                  (Continued)

                           MIDWEST BANC HOLDINGS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2000, 1999, and 1998
-------------------------------------------------------------------------------

NOTE 18 - STOCK OPTION PLAN (Continued)

Options outstanding at December 31, 2000 were as follows:

                                                Outstanding                   Exercisable
                                                -----------                   -----------
                                                        Weighted
                                                         Average                        Weighted
                                                        Remaining                       Average
                                                       Contractual                      Exercise
         Range of Exercise Price            Number        Life          Number           Price
         -----------------------            ------        ----          ------           -----
     $8.13 - $12.75                         90,000        6.00           84,750       $    10.13
     $13.25 - $15.88                       288,008        9.00          134,383            14.22
     $16.13 - $17.88                       174,500        7.70           82,750            17.62
                                          --------      ------        ---------       ----------

     Outstanding at year end               552,508        8.13          301,883       $    14.00
                                          ========      ======        =========       ==========

The fair value of options granted during 2000, 1999, and 1998 is estimated using the following weighted average information.


                                                 2000        1999       1998
                                                 ----        ----       ----

     Fair value                                 $3.27        $4.33       $4.35
     Risk-free interest rate                     6.20%        5.50%       5.50%
     Expected life                              5 years      5 years     5 years
     Expected volatility of stock price         27.00%       21.00%      17.00%
     Expected dividend                           3.50%        2.00%       1.00%


NOTE 19 - PARENT COMPANY FINANCIAL STATEMENTS

The following are condensed balance sheets and statements of income and cash flows for Midwest Banc Holdings, Inc., without subsidiaries:

                            CONDENSED BALANCE SHEETS

(In thousands)                                       -------December 31,-------
                                                            ------------
                                                         2000          1999
                                                         ----          ----
ASSETS
     Cash                                            $     1,826    $       523
     Investment in subsidiaries                          103,983         72,989
     Other assets                                          5,317          3,657
                                                     -----------    -----------

         Total assets                                $   111,126    $    77,169
                                                     ===========    ===========


-------------------------------------------------------------------------------
                                  (Continued)

                          MIDWEST BANC HOLDINGS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       December 31, 2000, 1999, and 1998

-------------------------------------------------------------------------------

NOTE 19 - PARENT COMPANY FINANCIAL STATEMENTS (Continued)

                      CONDENSED BALANCE SHEETS (Continued)


(In thousands)                                                      -------December 31,-------
                                                                           ------------
                                                                       2000             1999
                                                                       ----             ----
LIABILITIES AND STOCKHOLDERS' EQUITY
     Borrowings                                                     $     5,300    $     7,575
     Guaranteed beneficial interest in the Company's junior
       subordinated debt                                                 20,000              -
     Other liabilities                                                    3,250          1,900
     Stockholders' equity                                                82,576         67,694
                                                                    -----------    -----------

         Total liabilities and stockholders' equity                 $   111,126    $    77,169
                                                                    ===========    ===========

                         CONDENSED STATEMENTS OF INCOME


(In thousands)                                                       --------------December 31,---------------
                                                                                   ------------
                                                                         2000          1999           1998
                                                                         ----          ----           ----
Operating income
     Dividends from subsidiary banks                                 $     7,689    $     7,596    $     7,137
     Fees from subsidiaries                                                1,503          1,203          1,209
     Other income                                                            234            224            144
     Interest expense                                                     (1,783)          (408)          (332)
     Other expense                                                        (4,472)        (3,848)        (3,685)
                                                                     -----------    -----------    -----------

INCOME BEFORE INCOME TAXES AND EQUITY IN
  UNDISTRIBUTED INCOME OF SUBSIDIARIES                                     3,171          4,767          4,473

Income tax benefit                                                         1,751          1,031            965

Equity in undistributed income of subsidiaries                             9,691          6,093          4,967
                                                                     -----------    -----------    -----------

NET INCOME                                                           $    14,613    $    11,891    $    10,405
                                                                     ===========    ===========    ===========


--------------------------------------------------------------------------------

                                  (Continued)

                           MIDWEST BANC HOLDINGS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2000, 1999, and 1998
-------------------------------------------------------------------------------

NOTE 19 - PARENT COMPANY FINANCIAL STATEMENTS (Continued)

                       CONDENSED STATEMENTS OF CASH FLOWS

(In thousands)                                              ----------December 31,----------
                                                                      ------------
                                                              2000        1999        1998
                                                              ----        ----        ----
CASH FLOWS FROM OPERATING ACTIVITIES
     Net income                                             $ 14,613    $ 11,891    $ 10,405
     Adjustments to reconcile net income to
       net cash provided by operating activities
         Equity in undistributed income of
           subsidiaries                                       (9,691)     (6,093)     (4,967)
         Depreciation                                            113         132         112
         Decrease (increase) in other assets                    (778)        875      (2,537)
         Increase in other liabilities                           378          83          78
                                                            --------    --------    --------
              Net cash provided by operating activities        4,635       6,888       3,091

CASH FLOWS FROM INVESTING ACTIVITIES
     Investment in subsidiaries                              (12,500)     (1,500)     (9,289)
     Property and equipment expenditures                         (25)        (49)       (112)
                                                            --------    --------    --------
         Net cash used in investing activities               (12,525)     (1,549)     (9,401)

CASH FLOWS FROM FINANCING ACTIVITIES
     Issuance of guaranteed beneficial interest in
       the Company's junior subordinated debt,
       net of debt issuance costs                             19,030           -           -
     Borrowings                                                7,800       5,000      15,350
     Payments on borrowings                                  (10,075)     (1,575)    (23,775)
     Issuance of common stock                                      -           -      17,097
     Dividends paid                                           (5,397)     (3,323)     (1,040)
     Treasury stock and option transactions, net              (2,165)     (6,568)          -
                                                            --------    --------    --------
         Net cash provided by (used in) financing
           activities                                          9,193      (6,466)      7,632
                                                            --------    --------    --------

Increase (decrease) in cash and cash equivalents               1,303      (1,127)      1,322

Cash and cash equivalents at beginning of year                   523       1,650         328
                                                            --------    --------    --------

CASH AND CASH EQUIVALENTS AT END OF YEAR                    $  1,826    $    523    $  1,650
                                                            ========    ========    ========

--------------------------------------------------------------------------------

                                   (Continued)

                           MIDWEST BANC HOLDINGS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2000, 1999, and 1998
-------------------------------------------------------------------------------

NOTE 20 - EARNINGS PER SHARE

                                                   2000             1999              1998
                                                   ----             ----              ----
(In thousands, except share and per share data)
    Basic
        Net income                             $      14,613    $      11,891     $      10,405
                                               =============    =============     =============
        Weighted average common
          shares outstanding                      10,766,377       11,028,136        11,091,716
                                               =============    =============     =============

        Basic earnings per common share        $        1.36    $        1.08     $         .94
                                               =============    =============     =============

    Diluted
        Net income                             $      14,613    $      11,891     $      10,405
                                               =============    =============     =============
        Weighted average common
          shares outstanding                      10,766,377       11,028,136        11,091,716
        Dilutive effect of stock options              25,071           47,976            41,343
                                               -------------    -------------     -------------
        Dilutive average common shares
          outstanding                             10,791,448       11,076,112        11,133,059
                                               =============    =============     =============
        Diluted earnings per common
          share                                $        1.35    $        1.07     $         .94
                                               =============    =============     =============

Options to purchase 231,295 shares of common stock at an average price of $17.10 per share were outstanding at December 31, 2000 but were not included in the computation of diluted earnings per share because the options' exercise price was greater than the average market price of the common stock and were, therefore, antidilutive.


NOTE 21 - OTHER COMPREHENSIVE INCOME (LOSS)

Changes in other comprehensive income (loss) components and related taxes are as follows:

                                                   ------Years Ended December 31,-----
                                                         ------------------------
(In thousands)                                       2000          1999        1998
                                                     ----          ----        ----
    Change in unrealized gains (losses)
      on securities available-for-sale             $  14,328    $ (18,383)   $   (849)
    Less reclassification adjustment for gains
      recognized in income                             1,190          299       1,111
                                                   ---------    ---------    --------
        Net unrealized gains (losses)                 13,138      (18,682)     (1,960)
    Tax expense (benefit)                              5,057       (7,262)       (763)
                                                   ---------    ---------    --------

    Other comprehensive income (loss)              $   8,081    $ (11,420)   $ (1,197)
                                                   =========    =========    ========

-------------------------------------------------------------------------------

                                  (Continued)

                           MIDWEST BANC HOLDINGS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2000, 1999, and 1998
-------------------------------------------------------------------------------


NOTE 22 - QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

(In thousands, except per share data)

                                            -----------------Three Months Ended--------------------
                                                             ------------------
                2000                         March 31      June 30     September 30    December 31
                ----                         --------      -------     ------------    -----------
Interest Income                             $   24,824    $   26,966    $   28,794     $   29,208
Interest expense                                13,615        15,344        17,256         17,817
                                            ----------    ----------    ----------     ----------

NET INTEREST INCOME                             11,209        11,622        11,538         11,391

Provision for loan losses                          355           535           535            425
Other income                                     1,577         1,928         1,895          2,295
Other expense                                    7,210         7,208         7,171          7,771
                                            ----------    ----------    ----------     ----------

INCOME BEFORE INCOME TAXES                       5,221         5,807         5,727          5,490

Provision for income taxes                       1,818         2,114         1,937          1,763
                                            ----------    ----------    ----------     ----------

NET INCOME                                  $    3,403    $    3,693    $    3,790     $    3,727
                                            ==========    ==========    ==========     ==========

EARNINGS PER COMMON SHARE
    Basic                                   $     .31     $      .34    $      .35     $      .35
    Diluted                                       .31            .34           .35            .35

                                            -----------------Three Months Ended--------------------
                                                             ------------------
                1999                         March 31      June 30     September 30    December 31
                ----                         --------      -------     ------------    -----------

Interest income                             $   18,911    $   19,890    $   21,919     $   23,426
Interest expense                                10,207        10,438        11,320         12,297
                                            ----------    ----------    ----------     ----------

NET INTEREST INCOME                              8,704         9,452        10,599         11,129

Provision for loan losses                          474           405           639            685
Other income                                     1,900         1,609         1,637          1,588
Other expense                                    6,209         6,362         6,539          6,664
                                            ----------    ----------    ----------     ----------

INCOME BEFORE INCOME TAXES                       3,921         4,294         5,058          5,368

Provision for income taxes                       1,399         1,514         1,823          2,014
                                            ----------    ----------    ----------    ----------

NET INCOME                                  $    2,522    $    2,780    $    3,235     $    3,354
                                            ==========    ==========    ==========     ==========

EARNINGS PER COMMON SHARE
    Basic                                   $     .23     $      .25    $      .29     $      .31
    Diluted                                       .23            .25           .29            .30

--------------------------------------------------------------------------------

                                  (Continued)

                          MIDWEST BANC HOLDINGS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       December 31, 2000, 1999, and 1998

--------------------------------------------------------------------------------

NOTE 23 - BUSINESS ACQUISITION

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



--------------------------------------------------------------------------------

EXHIBIT
  NO.                           DESCRIPTION OF EXHIBITS
-------                         -----------------------

  3.1 Restated Certificate of Incorporation, as amended (incorporated by reference to Registrant's Registration Statement on Form S-1, Registration No. 333-42827).
  3.2 Restated By-laws, as amended (incorporated by reference to Registrant's Quarterly Report on Form 10-Q for the quarter ended
           June 30, 1998, File No. 0-29652).
  3.3 Amendment of Restated By-laws (incorporated by reference to Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2000, File No. 0-29598).
  4.1 Specimen Common Stock Certificate (incorporated by reference to Registrant's Registration Statement on Form S-1, Registration No. 333-42827).
  4.2 Certain instruments defining the rights of the holders of long-term debt of the Company and certain of its subsidiaries, none of which authorize a total amount of indebtedness in excess of 10% of the total assets of the Company and its subsidiaries on a consolidated basis, have not been filed as Exhibits. The Company hereby agrees to furnish a copy of any of these agreements to the SEC upon request.
 10.1 $18.0 million Revolving Loan Agreement dated as of May 1, 1995, between the Company and LaSalle National Bank, as amended (incorporated by reference to Registrant's Registration Statement on Form S-1, Registration No. 333-42827).
 10.2 $4.0 million Revolving Loan Agreement dated as of May 1, 1995, between Midwest One Mortgage Services, Inc. and LaSalle National
           Bank (incorporated by reference to Registrant's Registration Statement on Form S-1, Registration No. 333-42827).
*10.3 Midwest Banc Holdings, Inc. 1996 Stock Option Plan (incorporated by reference to Registrant's Registration Statement on Form S-1, Registration No. 333-42827).
*10.4 Amendment to the Midwest Banc Holdings, Inc. 1996 Stock Option Plan (incorporated by reference to Registrant's Annual Report on Form
           10-K for the year ended December 31, 1998, File No. 0-29652).
*10.5 Form of Transitional Employment Agreements (incorporated by reference to Registrant's Registration Statement on Form S-1, Registration No. 333-42827).
 10.6 Lease dated as of December 24, 1958, between Western National Bank of Cicero and Midwest Bank and Trust Company, as amended (incorporated by reference to Registrant's Registration Statement on Form S-1, Registration No. 333-42827).
 10.7 Britannica Centre Lease dated as of May 1, 1994, between Chicago Title and Trust Company, as Trustee under Trust Agreement dated November 2, 1977, and known as Trust No. 1070932, and Midwest Bank & Trust Company (incorporated by reference to Registrant's Registration Statement on Form S-1, Registration No. 333-42827).
 10.8      Lease dated as of March 20, 1996, between Grove Lodge No. 824
           Ancient Free and Accepted Masons and Midwest Bank of Hinsdale (incorporated by reference to Registrant's Registration Statement on Form S-1, Registration No. 333-42827).
 10.9 Office Lease undated between Grove Lodge No. 824 Ancient Free and Accepted masons and Midwest Bank of Hinsdale (incorporated by reference to Registrant's Registration Statement on Form S-1, Registration No. 333-42827).
 10.10 Credit Agreement as of January 30,1998, between the Company, Midwest One Mortgage Services, Inc. and Harris Trust & Savings Bank (incorporated by reference to Registrant's Registration Statement on Form S-1, Registration No. 333-42827).

 10.11 First Amendment and waiver to Credit Agreement dated as of September 28, 1998 between the Company, Midwest One Mortgage Services, Inc. and Harris Trust and Savings Bank (incorporated by reference to Registrant's Form 10-K for the fiscal year ended 1999, File No. 0-29598).
 10.12 Second Amendment and waiver to Credit Agreement dated as of January 7, 1999 between the Company, Midwest One Mortgage Services, Inc. and Harris Trust and Savings Bank (incorporated by reference to Registrant's Form 10-K for the fiscal year ended 1999, File No. 0-29598).
 10.13 Third Amendment and waiver to Credit Agreement dated as of January 17, 2000 between the Company and Harris Trust and Savings Bank (incorporated by reference to Registrant's Form 10-K for the fiscal year ended 1999, File No. 0-29598).
 21.1      Subsidiaries
 23.1      Consent of Crowe, Chizek and Company LLP.
 24.1      Power of Attorney (included on signature page).





-------------------
*Indicates management contracts on compensatory plans or arrangements required to be filed as an exhibit.