Form 10-Q
period 2001-03-31
MIDWEST BANC HOLDINGS INC
filed 2001-05-01
CIK 1051379

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

     |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
                  For the Quarterly Period Ended March 31, 2001

                         Commission File Number: 0-29598




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


--------------------------------------------------------------------------------

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

--------------------------------------------------------------------------------

           CLASS                                    OUTSTANDING AT MAY 1, 2001
--------------------------------------------------------------------------------

    Common, par value $.01                                   10,740,392
================================================================================

                           MIDWEST BANC HOLDINGS, INC.

                                    FORM 10-Q

                                TABLE OF CONTENTS



                                                                     Page Number
                                                                     -----------
                                     PART I


Item 1.  Financial Statements..................................................3

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

Item 1.  Legal Proceedings....................................................22

Item 2.  Changes in Securities and Use of Proceeds............................22

Item 3.  Defaults upon Senior Securities......................................22

Item 4.  Submission of Matters to a Vote of Security Holders..................22

Item 5.  Other Information....................................................22

Item 6.  Exhibits and Reports on Form 8-K.....................................22

Form 10-Q  Signature Page.....................................................24

                           MIDWEST BANC HOLDINGS, INC.
                     CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                        (IN THOUSANDS, EXCEPT SHARE DATA)


                                                                             MARCH 31,        DECEMBER 31,
                                                                               2001               2000
                                                                          --------------     --------------

ASSETS
Cash and cash equivalents                                                 $       56,391     $       46,556
Securities available-for-sale                                                    512,731            513,512
Securities held-to-maturity                                                       24,759             25,174
Loans                                                                            874,944            824,632
Allowance for loan losses                                                         (9,040)            (8,593)
                                                                          --------------     --------------
   Net loans                                                                     865,904            816,039
Cash value of life insurance                                                      18,851             18,617
Premises and equipment, net                                                       20,687             21,185
Other real estate                                                                    154              1,153
Goodwill                                                                           3,779              3,893
Other assets                                                                      18,541             21,641
                                                                          --------------     --------------

      Total assets                                                        $    1,521,797     $    1,467,770
                                                                          ==============     ==============

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Deposits
   Non-interest-bearing                                                   $      122,130     $      128,749
   Interest-bearing                                                            1,002,458            957,037
                                                                          --------------     --------------
       Total deposits                                                          1,124,588          1,085,786
Securities sold under agreements to repurchase and federal funds
  purchased                                                                       27,767             24,293
Advances from the Federal Home Loan Bank                                         244,500            239,500
Notes payable and other borrowings                                                 5,000              5,300
Junior subordinated debt                                                          20,000             20,000
Other liabilities                                                                 11,891             10,315
                                                                          --------------     --------------

      Total liabilities                                                        1,433,746          1,385,194

STOCKHOLDERS' EQUITY
Preferred stock                                                                        -                  -
Common stock                                                                         114                114
Surplus                                                                           29,654             29,654
Retained earnings                                                                 68,065             65,814
Accumulated other comprehensive loss                                                (637)            (3,861)
Treasury stock, at cost                                                           (9,145)            (9,145)
                                                                          --------------     --------------
      Total stockholders' equity                                                  88,051             82,576
                                                                          --------------     --------------

          Total liabilities and stockholders' equity                      $    1,521,797     $    1,467,770
                                                                          ==============     ==============


     See accompanying notes to unaudited consolidated financial statements.

                           MIDWEST BANC HOLDINGS, INC.
                  CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                   THREE MONTHS ENDED MARCH 31, 2001 AND 2000
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)



                                                                                            2001           2000
                                                                                            ----           ----

INTEREST INCOME
Loans                                                                                     $   19,620    $   15,325
Securities:
   Taxable                                                                                     8,552         8,955
   Exempt from federal income taxes                                                              403           449
Trading account securities                                                                         -             3
Federal funds sold and other short term investments                                               72            92
                                                                                          ----------    ----------

      Total interest income                                                                   28,647        24,824

INTEREST EXPENSE
Deposits                                                                                      12,967        10,338
Advances from the Federal Home Loan Bank                                                       3,323         2,607
Notes payable and other borrowings                                                               535           670
Junior subordinated debt                                                                         500             -
                                                                                          ----------    ----------

      Total interest expense                                                                  17,325        13,615
                                                                                          ----------    ----------

Net interest income                                                                           11,322        11,209

    Provision for loan losses                                                                    509           355
                                                                                          ----------    ----------

Net interest income after provision for loan losses                                           10,813        10,854

OTHER INCOME
Service charges on deposits                                                                      956           797
Net gains on securities transactions                                                             270            52
Net trading account profits                                                                      161           135
Mortgage loan origination fees                                                                    87            51
Trust income                                                                                     213           165
Insurance and brokerage commissions                                                              135           191
Other income                                                                                     401           186
                                                                                          ----------    ----------

      Total other income                                                                       2,223         1,577

OTHER EXPENSES
Salaries and employee benefits                                                                 4,474         4,087
Occupancy and equipment                                                                        1,233         1,186
Professional services                                                                            410           443
Marketing                                                                                        191           248
Other expenses                                                                                 1,085         1,246
                                                                                          ----------    ----------

      Total other expenses                                                                     7,393         7,210
                                                                                          ----------    ----------


Income before income taxes                                                                     5,643         5,221

Provision for income taxes                                                                     1,781         1,818
                                                                                          ----------    ----------
NET INCOME                                                                                $    3,862    $    3,403
                                                                                          ==========    ==========

Basic earnings per share                                                                  $     0.36    $     0.31
                                                                                          ==========    ==========

Diluted earnings per share                                                                 $    0.36    $     0.31
                                                                                          ==========    ==========

     See accompanying notes to unaudited consolidated financial statements.

                           MIDWEST BANC HOLDINGS, INC.
           CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
                   THREE MONTHS ENDED MARCH 31, 2001 AND 2000
                                 (IN THOUSANDS)


                                                                               2001          2000
                                                                               ----          ----

Net Income                                                                   $   3,862    $   3,403

Net increase in fair value of securities classified as
  available-for-sale, net of income taxes and reclassification
  adjustments                                                                    3,224          528
                                                                             ---------    ---------

Comprehensive Income                                                         $   7,086    $   3,931
                                                                             =========    =========

     See accompanying notes to unaudited consolidated financial statements.

                           MIDWEST BANC HOLDINGS, INC.
           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (UNAUDITED)
                   THREE MONTHS ENDED MARCH 31, 2001 AND 2000
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)


                                                                           ACCUMULATED
                                                                              OTHER                       TOTAL
                                      COMMON                 RETAINED     COMPREHENSIVE   TREASURY    STOCKHOLDERS'
                                       STOCK      SURPLUS    EARNINGS         LOSS          STOCK        EQUITY
                                     --------    --------   ---------      ------------   --------    -------------

Balance, January 1, 2000             $    114    $ 29,704   $  56,848      $   (11,942)   $ (7,030)    $    67,694
Cash dividends declared ($0.125
   per share)                               -           -      (1,350)               -           -          (1,350)

Purchase of 117,654 shares of
   treasury stock                           -           -           -                -      (1,728)         (1,728)
Comprehensive income
Net income                                  -           -       3,403                -           -           3,403

Net increase in fair value of
   securities classified as
   available-for-sale, net of
   income taxes and
   reclassification adjustments             -           -           -              528           -             528
                                                                                                       -----------

       Total comprehensive income                                                                            3,931
                                     --------    --------   ---------      -----------    --------     -----------
Balance, March 31, 2000              $    114    $ 29,704   $  58,901      $   (11,414)   $ (8,758)    $    68,547
                                     ========    ========   =========      ===========    ========     ===========



Balance, January 1, 2001             $    114    $ 29,654   $  65,814      $    (3,861)   $ (9,145)    $    82,576
Cash dividends declared ($0.15
   per share)                               -           -      (1,611)               -           -          (1,611)
Comprehensive income
Net income                                  -           -       3,862                -           -           3,862

Net increase in fair value of
   securities classified as
   available-for-sale, net of
   income taxes and
   reclassification adjustments             -           -           -            3,224           -           3,224
                                                                                                       -----------
       Total comprehensive income                                                                            7,086
                                     --------    --------   ---------      -----------    --------     -----------

Balance, March 31, 2001              $    114    $ 29,654   $  68,065      $      (637)   $ (9,145)    $    88,051
                                     ========    ========   =========      ===========    ========     ===========

     See accompanying notes to unaudited consolidated financial statements.

                           MIDWEST BANC HOLDINGS, INC.
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                   THREE MONTHS ENDED MARCH 31, 2001 AND 2000
                                 (IN THOUSANDS)


                                                                                      2001              2000
                                                                                 --------------    --------------

CASH FLOWS FROM OPERATING ACTIVITIES
   Net income                                                                    $        3,862    $        3,403
   Adjustments to reconcile net income to net cash provided by operating activities
      Depreciation                                                                          665               650
      Provision for loan losses                                                             509               355
      Proceeds from sales of trading account securities, net                                161               135
      Net gain on sale of securities                                                       (270)              (52)
      Net trading account profits                                                          (161)             (135)
      Net proceeds from sales of real estate loans originated for sale                   (1,429)             (182)
      Loss on sale of other real estate                                                       4                 -
      (Increase) decrease in other assets                                                   919              (952)
      Increase in other liabilities                                                       1,576             1,123
                                                                                 --------------    --------------
        Net cash from operating activities                                                5,836             4,345

CASH FLOWS FROM INVESTING ACTIVITIES
   Proceeds from sales and maturities of securities available-for-sale                   58,331            13,538
   Principal payments on securities available-for-sale                                   33,029            12,421
   Purchase of securities available-for-sale                                            (85,024)          (68,545)
   Purchase of securities held-to-maturity                                                    -              (870)
   Maturities of securities held-to-maturity                                                415               770
   Net increase in loans                                                                (48,945)          (45,060)
   Proceeds from sale of other real estate                                                  995                 -
   Property and equipment expenditures, net                                                (167)           (1,581)
                                                                                 ---------------   --------------
      Net cash from investing activities                                                (41,366)          (89,327)

CASH FLOWS FROM FINANCING ACTIVITIES
   Net increase in deposits                                                              38,802            14,959
   Borrowings                                                                             5,000            45,250
   Repayment of borrowings                                                                 (300)                -
   Dividends paid                                                                        (1,611)           (1,360)

   Securities sold under agreements to repurchase and federal funds
     purchased                                                                            3,474            27,682
   Treasury stock activity, net                                                               -            (1,728)
                                                                                 --------------    --------------

      Net cash from financing activities                                                 45,365            84,803
                                                                                 --------------    --------------

   Increase (decrease) in cash and cash equivalents                                       9,835              (179)

   Cash and cash equivalents at beginning of period                                      46,556            36,151
                                                                                 --------------    --------------

   Cash and cash equivalents at end of period                                    $       56,391    $       35,972
                                                                                 ==============    ==============

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

     The annualized results of operations for the three months ended March 31, 2001 are not necessarily indicative of the results expected for the full year ending December 31, 2001.


NOTE 2 - EARNINGS PER SHARE

     For purposes of per share calculations, the Company had 10,740,392 shares of common stock outstanding at March 31, 2001 and December 31, 2000, and 10,767,392 shares of common stock outstanding at March 31, 2000. Basic earnings per share for the three months ended March 31, 2001 and 2000 were computed by dividing net income by the weighted average number of shares outstanding. Diluted earnings per share for the three months ended March 31, 2001 and 2000 were computed by dividing net income by the weighted average number of shares outstanding, adjusted for the dilutive effect of the outstanding stock options. Computations for basic and diluted earnings per share are provided below.


                                                          FOR THE THREE MONTHS ENDED
                                                                 MARCH 31,
                                                           2001             2000
                                                           ----             ----
                                                     (IN THOUSANDS, EXCEPT PER SHARE DATA)


   BASIC
 Net income                                              $ 3,862            $ 3,403
                                                         =======            =======

 Weighted average common shares                           10,740             10,839
    outstanding                                          =======            =======

 Basic earnings per common share                         $  0.36            $  0.31
                                                         =======            =======

   DILUTED
 Net income                                              $ 3,862            $ 3,403
                                                         =======            =======

 Weighted average common shares                           10,740             10,839
    outstanding

 Diluted effect of stock options                              85                 36
                                                         -------            -------

 Dilutive average common shares                           10,825             10,875
                                                         =======            =======

 Diluted earnings per common share                       $  0.36            $  0.31
                                                         =======            =======


     Options to purchase 136,500 shares at a price of $17.88, were outstanding at March 31, 2001. These options were not included in the computation of diluted earnings per share because the options' exercise price was greater than the average market price of the common stock and were, therefore, antidilutive.

NOTE 3 - STOCK OPTIONS

     During the first quarter of 2001, 141,000 stock options were granted at an exercise price of $15.31. There were no options exercised. The total stock options outstanding were 695,558 at March 31, 2001 with exercise prices ranging between $8.13 and $17.88 and expiration dates between 2006 and 2011.


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


NOTE 5 - RECENT REGULATORY DEVELOPMENTS

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

                ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


                   RESULTS OF OPERATIONS - THREE MONTHS ENDED
                             MARCH 31, 2001 AND 2000

     Consolidated net income for the first quarter of 2001 was $3.9 million, or $0.36 per share, a 13.5% increase compared to $3.4 million, or $0.31 per share, for the first quarter of 2000. Earnings per share for the three months ended March 31, 2001 were 16.1% higher than for the comparable period in 2000.

     Net interest income increased 1.0% to $11.3 million in the first quarter of 2001 compared to $11.2 million in the first quarter of 2000. Excluding gains on securities and trading account profits, other income increased 28.9% to $1.8 million in the first quarter of 2001 compared to $1.4 million in the first quarter of 2000. Other expenses increased 2.5% to $7.4 million in the first quarter of 2001 compared to $7.2 million in the first quarter of 2000.

Net Interest Income
-------------------

     Net interest income was $11.3 million and $11.2 million during the three months ended March 31, 2001 and 2000, respectively, an increase of 1.0%. The Company's net interest margin (tax equivalent net interest income as a percentage of earning assets) was 3.41% for the three months ended March 31, 2001 compared to 3.80% for the comparable period in 2000. Net interest income increased due to the growth in average earning assets from $1.2 billion during the first quarter of 2000 to $1.4 billion for the three months ended March 31, 2001. This increase was offset in part by an increase in interest-bearing liabilities of $169.2 million.

     The average loan yield was 9.26% during the first quarter of 2001, an increase of 0.7% from 9.20% during the comparable period in 2000. The Federal Reserve reduced the Federal Funds and Discount Rates by one and one-half percent since the beginning of 2001 through March 28, 2001. The Company's net income is dependent in part on stable interest rates. Falling rates may have some adverse implications for the Company and its customers. Interest rate reductions would likely have the effect of compressing the Company's net interest margin assuming that interest rates continue to fall. The Company expects its average loan yield to be reduced in subsequent quarters.

     Yields on securities were 7.00%, a decrease of 2.5% from 7.18% during the comparable period in 2000. A decrease in mortgage rates has sparked an increase in mortgage refinancing which has accelerated the prepayment speeds of the Company's mortgage-backed securities and increased amortization expense for these bonds.

     Yields on earning assets increased 1.0% to 8.36% during the first quarter of 2001 compared to 8.28% for the first quarter of 2000. The increase in yields on earning assets was offset by an increase of 9.7% in average rates paid on deposits and borrowings. Average rates on deposits increased 10.8% to 5.32% for the three months ended March 31, 2001 from 4.80% for the comparable period in 2000. Average rates on borrowings were 5.91% for the first quarter of 2001 compared to 5.47% in the comparable period in 2000. Based on current economic conditions and interest rate trends, it is anticipated that yields on interest-earning assets and interest-bearing liabilities may decrease during the second quarter of 2001.

     The net interest margin calculation for the three months ended March 31, 2001 and 2000 is shown below (interest income and average rate on non-taxable securities and loans are reflected on a tax equivalent basis, assuming a 35% tax rate for 2001 and 2000):


                                                        2001                                   2000
                                       -------------------------------------  ------------------------------------
                                         AVERAGE                   AVERAGE      AVERAGE                   AVERAGE
                                         BALANCE      INTEREST       RATE       BALANCE     INTEREST        RATE
                                       -----------   ----------    --------   -----------   --------      --------
                                                                 (DOLLARS IN THOUSANDS)

INTEREST-EARNING ASSETS

Federal funds sold                     $     5,339   $       72        5.39%  $     6,437   $     92         5.72%
Securities taxable                         507,380        8,871        6.99       497,519      8,958         7.20
Securities tax-exempt                       35,315          620        7.02        39,735        690         6.95
Commercial loans(1)                        207,359        4,786        9.23       188,897      4,356         9.22
Commercial real estate loans(1)            470,541       11,134        9.46       321,642      7,599         9.45
Agricultural loans(1)                       48,343        1,033        8.55        42,118        899         8.54
Consumer real estate loans(1)              110,690        2,417        8.73        96,424      2,128         8.83
Consumer installment loans(1)               14,318          335        9.36        20,182        411         8.15
                                       -----------   ----------        ----   -----------   --------         ----
                                       $ 1,399,285   $   29,268        8.36%  $ 1,212,954   $ 25,133         8.28%
                                       ===========   ==========        ====   ===========   ========         ====

INTEREST-BEARING LIABILITIES

Interest-bearing demand deposits       $   124,262   $    1,017        3.27%  $   108,234   $    882         3.26%
Money-market demand deposits
   and savings deposits                    266,289        2,738        4.11       245,048      2,564         4.19
Time deposits less than $100,000           454,658        7,145        6.29       385,381      5,206         5.40
Time deposits greater than $100,000         75,979        1,190        6.26        67,998        938         5.52
Public funds                                54,343          877        6.46        55,181        748         5.42
Federal funds purchased
   and repurchase agreements                28,509          428        6.01        33,353        460         5.52
FHLB advances                              241,278        3,323        5.51       195,022      2,607         5.35
Notes payable and other borrowings          25,117          607        9.67        11,064        210         7.59
                                       -----------   ----------        ----   -----------   --------         ----
                                       $ 1,270,435   $   17,325        5.44%  $ 1,101,281   $ 13,615         4.96%
                                       ===========   ==========        ====   ===========   ========         ====

Net Interest Income                                  $   11,943        2.92%                $ 11,518         3.32%
                                                     ==========        ====                 ========         ====
Net Interest Margin                                                    3.41%                                 3.80%
                                                                       ====                                  ====


     (1) Nonaccrual loans are included in the average balances, however these loans are not earning any interest.

Provision for Loan Losses
-------------------------

     The Company's provision for loan losses was $509,000 for the first quarter of 2001 compared to $355,000 for the similar period in 2000.

     The allowance for loan losses as a percentage of total loans was 1.03% at March 31, 2001 and 1.04% at December 31, 2000.

Other Income
------------

     Other income, excluding securities gains, was $1.8 million for the three months ended March 31, 2001, an increase of $402,000, or 28.9%, over the comparable period in 2000.

     Service charges and fees increased 20.0%, or $159,000, to $956,000 in the first quarter of 2001 from $797,000 in the first quarter of 2000. Service charges and fees include service charges on deposit accounts which are expected to increase with future deposit growth.

     Insurance and investment brokerage commissions decreased $56,000 from $191,000 for the first quarter of 2000 to $135,000 for the first quarter of 2001. Investment brokerage activities are expected to be expanded to many of the Company's banking center locations in the near future. No guaranty can be made on whether the anticipated commission growth will be realized under this expansion strategy.

     Mortgage loan origination fees increased 70.6% to $87,000 during the first quarter of 2001 from the comparable period in 2000. The increase is due in large part to the decline in mortgage rates and increased refinancing activity. The Company places most mortgages originated into the secondary market.

     Trust income increased 29.1% or $48,000 to $213,000 for the first quarter of 2001 compared to $165,000 for the comparable period in 2000. Estate trust income increased $55,000 for the first quarter of 2001 from the comparable period in 2000. Trust income is in part derived from the market value of trust assets under management. There can be no assurance that in subsequent quarters that the level of trust income will increase due to existing market conditions at that time.

     Sales of securities available-for-sale resulted in net gains of $270,000 in the first quarter of 2001 compared to $52,000 for the comparable period in 2000. Securities available-for-sale are held in a manner which allows for their sale in response to changes in interest rates, liquidity needs, or significant prepayment risk. Net trading account profits were $161,000 and $135,000 during the first quarters of 2001 and 2000, respectively.

     During 2000, the Company purchased bank-owned life insurance of approximately $18.3 million. For the first quarter of 2001, the increase in the cash surrender value of this insurance was $256,000.

Other Expenses
--------------

     Total other expenses increased 2.5%, or $183,000, to $7.4 million during the first quarter of 2001 compared to $7.2 million for the comparable period in 2000.

         Salary and benefit expenses increased 9.5%, or $387,000, to $4.5 million for the first quarter of 2001 compared to $4.1 million for the similar period in 2000. The number of full-time equivalent employees was 350 at March 31, 2001 compared to 337 as of March 31, 2000. The increase in the number of full-time equivalent employees, as well as salaries and benefits, was primarily due to the full impact in 2001 of initial staffing and related compensation costs attributable to new banking centers in Roselle, Illinois in February 2000 and Monmouth, Illinois in January 2001.

     Occupancy expenses increased $47,000, or 4.0%, to $1.2 million during the first quarter of 2000 compared to $1.2 million for the comparable period in 2000. Midwest Bank of Western Illinois opened a new banking center in January 2001 in Monmouth, Illinois. Midwest Bank of Western Illinois also constructed a new headquarters, which opened in January 2000. In February 2000, Midwest Bank of Hinsdale opened the Roselle, Illinois banking center.

     Expenses, other than salary and employee benefits and occupancy, decreased $251,000, or 13.0%, to $1.7 million in the first quarter of 2001 from $1.9 million for the similar period in 2000. The decrease in expenses was due primarily to reduced legal expenses for problem loans, marketing expenses and other real estate expenses. During the first quarter of 2000, Midwest Bank of Western Illinois donated its former headquarters to the City of Monmouth. The donation expense was $110,000, a non-reoccurring expense.

Income Taxes
------------

     The Company recorded income tax expense of $1.8 million for both quarters ended March 31, 2001 and 2000, respectively.

FINANCIAL CONDITION

Loans
-----

     Total loans increased $50.3 million, or 6.1%, to $874.9 million at March 31, 2001 from $824.6 million at December 31, 2000. Loan demand has been strong during the first three months of 2001, but there is no guarantee that loan demand will continue to be robust in future periods. Commercial loans increased $5.7 million, or 2.8%, to $211.4 million at March 31, 2001 compared to $205.7 million at December 31, 2000. Commercial real estate loans increased 9.3%, or $41.8 million, to $490.8 million at March 31, 2001 from $449.0 million at December 31, 2000. Agricultural loans increased 2.0%, or $936,000, to $48.7 million at March 31, 2001 from $47.8 million at December 31, 2000.

     Consumer real estate loans increased $1.5 million, or 1.4%, to $110.3 million at March 31, 2001 from $108.8 million at December 31, 2000. Consumer loans increased 2.2% to $14.9 million at March 31, 2001 compared to $14.5 million at December 31, 2000.

     Most residential mortgage loans the Company originates are sold in the secondary market. At any point in time, loans will be at various stages of the mortgage banking process. Included as part of consumer real estate loans are loans held for sale, which were $616,000 at December 31, 2000 and $2,045,000 at March 31, 2001. The carrying value of these loans approximated their market value at that time.

     Based upon the Company's business strategy to increase loans, it is anticipated that commercial and commercial real estate loans will continue to represent an increasing percentage of earning assets during the rest of 2001.

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

     Following is a summary of changes in the allowance for loan losses for the three months ended March 31:


                                                                2001              2000
                                                                ----              ----
                                                               (DOLLARS IN THOUSANDS)

  Balance, January 1                                        $    8,593         $   7,567
  Provision charged to operations                                  509               355
  Loans charged-off                                               (106)             (505)
  Recoveries                                                        44                27
                                                            ----------         ---------

 Balance, March 31                                          $    9,040         $   7,444
                                                            ==========         =========

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

     On a quarterly basis, management of the Banks meets to review the adequacy of the allowance for possible loan losses. Each loan officer grades these individual commercial credits, and the Company's independent loan review function validates the officers' grades. In the event that loan review downgrades a loan, it is included in the allowance analysis at the lower grade. The grading system is in compliance with the regulatory classifications, and the allowance is allocated to the loans based on the regulatory grading, except in instances where there are known differences (e.g. collateral value is nominal).

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

     The allowance for loan losses is based on estimates, and ultimate losses will vary from current estimates. These estimates are reviewed quarterly, and as adjustments, either positive or negative, become necessary, a corresponding increase or decrease is made in the provision for loan losses. The methodology used to determine the adequacy of the allowance for possible loan losses is consistent with prior periods.

     The allowance for loan losses as a percentage of total loans was 1.03% as of March 31, 2001 and 1.04% at December 31, 2000. In management's judgment, an adequate allowance for loan losses has been established.

Nonaccrual and Nonperforming Loans
----------------------------------

     Nonaccrual loans are those loans on which the accrual of interest income has been stopped due typically to a problem situation. Nonaccrual loans increased to $1.4 million at March 31, 2001 from $1.2 million at December 31, 2000. Most of the nonaccrual loans are related to several commercial loans which are being addressed by specific workout plans at this time.

     Nonperforming loans include nonaccrual loans and accruing loans which are 90 days or more delinquent. Typically, these loans have adequate collateral protection or personal guaranties to provide a source of repayment to the bank. Nonperforming loans were $2.0 million at March 31, 2001 compared to $2.3 million at December 31, 2000 and $2.1 million at March 31, 2000. Nonperforming loans were 0.23%, 0.26% and 0.31% of total loans at March 31, 2001, December 31, 2000 and March 31, 2000, respectively. Nonperforming loans were 0.13%, 0.15% and 0.16% of total assets at March 31, 2001, December 31, 2000 and March 31, 2000, respectively.

     Other real estate owned was $154,000, $1.2 million and $3.0 million at March 31, 2001, December 31, 2000 and March 31, 2000, respectively. During the first quarter of 2001, the Company sold one piece of other real estate owned which had an approximate carrying value of $1.0 million.

Securities
----------

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

     Securities available-for-sale are carried at fair value, with related unrealized net gains or losses, net of deferred income taxes, recorded as an adjustment to equity capital. At March 31, 2001, unrealized losses, net of taxes on securities available-for-sale, were $637,000 compared to $3.9 million at December 31, 2000. The decrease in net unrealized losses on securities available-for-sale resulted in a $3,224,000 increase in book equity.

     Securities available-for-sale decreased to $512.7 million at March 31, 2001 from $513.5 million at December 31, 2000. U.S. government agency mortgage-backed securities and collateralized mortgage obligations decreased 4.1%, or $17.3 million, from $424.1 million at December 31, 2000 to $406.8 million at March 31, 2001. Equity securities increased $16.1 million from $59.7 million at December 31, 2000 to $75.8 million at March 31, 2001. Equity securities included capital securities of United States Agencies, bond-rated or credit equivalent community banks, and the Federal Home Loan Bank as well as Federal Reserve Bank stock at March 31, 2001.

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

     Securities held-to-maturity decreased $415,000, or 1.6%, from $25.2 million at December 31, 2000 to $24.8 million at March 31, 2001.

     There were no trading account securities held at March 31, 2001 or December 31, 2000. The Company holds trading account securities on a short-term basis based on market and liquidity conditions.

Other Assets
------------

     The Company's investment in Bank-Owned Life Insurance (BOLI) increased by $256,000 as the cash surrender value of the insurance increased. The BOLI is intended to provide funding for future employee benefit expense.

Deposits and Borrowed Funds
---------------------------

     Total deposits of $1.125 billion at March 31, 2001 represented an increase of $38.8 million, or 3.6%, from $1.086 billion at December 31, 2000. Non-interest-bearing deposits were $122.1 million at March 31, 2001, approximately $6.6 million lower than the $128.7 million level at December 31, 2000. Over the same period, interest-bearing deposits increased 4.7%, or $45.4 million. Certificates of deposit under $100,000 increased $34.7 million from December 31, 2000 to March 31, 2001.

     The Company's membership in the Federal Home Loan Bank System gives it the ability to borrow funds from the Federal Home Loan Bank of Chicago for short- or long-term purposes under a variety of programs. The advances were used to fund growth and permit the Company's bank subsidiaries to extend term maturities, reduce funding costs and manage interest rate risk exposures more effectively.

     Federal Home Loan Bank advances were $244.5 million at March 31, 2001 and $239.5 million at December 31, 2000. The weighted average rate for Federal Home Loan Bank advances was 5.51% during the three months ended March 31, 2001 with a range of maturities on such advances between one and ten years. This rate compares favorably to the average year-to-date 2001 rate of 6.29% paid on the Company's certificates of deposit under $100,000.

     Borrowed funds at March 31, 2001 and December 31, 2000 are listed below:


                                                      2001              2000
                                                      ----              ----
                                                      (DOLLARS IN THOUSANDS)

Federal Home Loan Bank (FHLB) advances to             $244,500        $239,500
 bank subsidiaries
Revolving line of credit  ($25,000,000                   5,000           5,300
 available)                                           --------        --------

 Total notes payable                                  $249,500        $244,800
                                                      ========        ========

     The Company entered into a credit agreement with a correspondent bank on January 30,1998 (the "Credit Agreement"), which provides the Company with a revolving line of credit with a maximum availability of $25.0 million. The original maturity of the revolving line of credit was January 30, 2000. On January 17, 2000, this revolving line of credit was extended until January 31, 2002 by an amendment to the existing agreement.

     Amounts outstanding under the Company's revolving line of credit represent borrowings incurred to provide capital contributions to the Banks to support their growth. The Company makes interest payments, at its option, at the 30-, 60-, 90-, or 180-day London Inter-Bank Offered Rate ("LIBOR") plus 95 basis points or the prime rate less 25 basis points.

     The Company also utilizes securities sold under repurchase agreements as a source of funds. Most local municipalities and some other organizations must have funds insured or collateralized as a matter of their own policies. Repurchase agreements provide a source of funds and do not increase the Company's reserve requirement. Although the balance of repurchase agreements is subject to variation, particularly seasonal variation, the account relationships represented by these balances are principally local and have been maintained for relatively long periods of time. The Company had $21.0 million in securities sold under repurchase agreements at March 31, 2001. The Company had $6.8 million in federal funds purchased at March 31, 2001 compared to $3.8 million at December 31, 2000.

     In addition, in June 2000, the Company issued 10% junior subordinated debentures aggregating $20,000,000 to MBHI Capital Trust I, a wholly-owned subsidiary of the Company. The junior subordinated debentures pay interest on a quarterly basis and will mature on June 7, 2030. The junior subordinated debentures can be redeemed in whole or in part, beginning June 7, 2005.

Capital Resources
-----------------

     Stockholders' equity increased $5.5 million, or 6.6%, from $82.6 million at December 31, 2000 to $88.1 million at March 31, 2001. The increase was due to 2001 cumulative earnings exceeding dividends declared and as well as a $3.2 million decrease in accumulated other comprehensive loss.

     The Company and its four subsidiary banks ("the Banks") are subject to regulatory capital requirements administered by federal banking agencies. Capital adequacy guidelines and prompt corrective action regulations involve quantitative measures of assets, liabilities and certain off-balance-sheet items calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by regulators about components, risk weightings and other factors, and the regulators can lower classifications in certain areas. Failure to meet various capital requirements can initiate regulatory action that could have a direct material effect on the Company's financial statements.

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

     The Company and each of the Banks were categorized as well capitalized as of March 31, 2001. Management is not aware of any conditions or events since the most recent regulatory notification that would change the Company's or the Banks' categories.

     Capital levels and minimum required levels (dollars in thousands):


                                                                        AT MARCH 31, 2001
                                                ------------------------------------------------------------------
                                                                        MINIMUM REQUIRED       MINIMUM REQUIRED
                                                       ACTUAL           FOR CAPITAL ADEQUACY   TO BE WELL CAPITALIZED
                                                --------------------    --------------------   ----------------------
                                                  AMOUNT       RATIO      AMOUNT      RATIO     AMOUNT       RATIO
                                                ----------     -----    ---------     -----    --------      -----
                                                                         (IN THOUSANDS)
 Total capital to risk-weighted assets
 Company                                        $  114,207     11.8%    $  77,207     8.0%     $ 96,509      10.0%
 Midwest Bank and Trust Company                     50,775     12.3        33,144     8.0        41,429      10.0
 Midwest Bank of Hinsdale                           25,582     11.5        17,743     8.0        22,179      10.0
 Midwest Bank of McHenry County                     23,884     12.1        15,819     8.0        19,774      10.0
 Midwest Bank of Western Illinois                   14,178     11.0        10,299     8.0        12,874      10.0

 Tier I capital to risk-weighted assets
 Company                                           104,904     10.9        38,603     4.0        57,905       6.0
 Midwest Bank and Trust Company                     46,545     11.2        16,572     4.0        24,858       6.0
 Midwest Bank of Hinsdale                           23,489     10.6         8,872     4.0        13,307       6.0
 Midwest Bank of McHenry County                     22,015     11.1         7,910     4.0        11,865       6.0
 Midwest Bank of Western Illinois                   12,924     10.0         5,150     4.0         7,724       6.0

 Tier I capital to average assets
 Company                                           104,904      7.1        59,312     4.0        74,140       5.0
 Midwest Bank and Trust Company                     46,545      7.4        25,153     4.0        31,442       5.0
 Midwest Bank of Hinsdale                           23,489      7.2        13,023     4.0        16,278       5.0
 Midwest Bank of McHenry County                     22,015      7.2        12,233     4.0        15,291       5.0
 Midwest Bank of Western Illinois                   12,924      6.0         8,678     4.0        10,847       5.0


                                                                        AT DECEMBER 31, 2000
                                                ------------------------------------------------------------------
                                                                        MINIMUM REQUIRED       MINIMUM REQUIRED
                                                       ACTUAL           FOR CAPITAL ADEQUACY   TO BE WELL CAPITALIZED
                                                --------------------    --------------------   ----------------------
                                                  AMOUNT       RATIO      AMOUNT      RATIO     AMOUNT       RATIO
                                                ----------     -----    ---------     -----    --------      -----
                                                                         (IN THOUSANDS)

 Total capital to risk-weighted assets
 Company                                        $  111,125     11.9%    $  74,428     8.0%     $ 93,035      10.0%
 Midwest Bank and Trust Company                     49,470     12.3        32,067     8.0        40,084      10.0
 Midwest Bank of Hinsdale                           24,731     11.4        17,423     8.0        21,779      10.0
 Midwest Bank of McHenry County                     23,100     12.9        14,347     8.0        17,933      10.0
 Midwest Bank of Western Illinois                   13,956     10.7        10,390     8.0        12,987      10.0

 Tier I capital to risk-weighted assets
 Company                                           102,532     11.0        37,214     4.0        55,821       6.0
 Midwest Bank and Trust Company                     45,574     11.4        16,033     4.0        24,050       6.0
 Midwest Bank of Hinsdale                           22,841     10.5         8,712     4.0        13,067       6.0
 Midwest Bank of McHenry County                     21,404     11.9         7,173     4.0        10,760       6.0
 Midwest Bank of Western Illinois                   12,845      9.9         5,195     4.0         7,792       6.0

 Tier I capital to average assets
 Company                                           102,532      7.2        57,338     4.0        71,673       5.0
 Midwest Bank and Trust Company                     45,574      7.4        24,708     4.0        30,885       5.0
 Midwest Bank of Hinsdale                           22,841      7.3        12,455     4.0        15,568       5.0
 Midwest Bank of McHenry County                     21,404      7.3        11,721     4.0        14,651       5.0
 Midwest Bank of Western Illinois                   12,845      6.3         8,219     4.0        10,274       5.0

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

     Net cash inflows provided by operations were $5.8 million for the three months ended March 31, 2001 compared to inflows of $4.3 million a year earlier. Net cash outflows from investing activities were $41.4 million in the first three months of 2001 compared to a net cash outflow of $89.3 million a year earlier. Cash inflows from financing activities for the three months ended March 31, 2001 were $45.4 million compared to a net inflow of $84.8 million in the comparable period during 2000.

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

     Interest received net of interest paid was a principal source of operating cash inflows for the three months ended March 31, 2001 and March 31, 2000, respectively. Management of investing and financing activities and market conditions determines the level and the stability of net interest cash flows. Management's policy is to mitigate the impact of changes in market interest rates to the extent possible so that balance sheet growth is the principal determinant of growth in net interest cash flows.

                ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES
                                ABOUT MARKET RISK

Interest Rate Sensitivity Analysis
----------------------------------

     The Company's overall interest rate sensitivity is demonstrated by net interest income analysis. Net interest income analysis measures the change in net interest income in the event of hypothetical changes in interest rates. This analysis assesses the risk of change in net interest income in the event of sudden and sustained 1.0% to 2.0% increases and decreases in market interest rates. The table below presents the Company's projected changes in net interest income for the various rate shock levels at March 31, 2001.


                    NET INTEREST INCOME
          -------------------------------------
           AMOUNT     $ CHANGE         % CHANGE
          --------    --------         --------
                (DOLLARS IN THOUSANDS)

-200 bp   $ 46,896    $   (858)         (1.80)%
-100 bp     47,687         (67)         (0.14)
 Base       47,754          --             --
+100 bp     47,660         (94)         (0.20)
+200 bp     46,606      (1,148)         (2.40)

     As shown above, at March 31, 2001, the effect of an immediate 200 basis point increase in interest rates would decrease the Company's net interest income by 2.40%, or $1.1 million. The effect of an immediate 200 basis point reduction in rates would decrease the Company's net interest income by 1.80%, or $858,000.

     The projected changes in the Company's net interest income for the various rate shock levels at March 31, 2000 were the following:


                    NET INTEREST INCOME
          -------------------------------------
           AMOUNT     $ CHANGE         % CHANGE
          --------    --------         --------
                (DOLLARS IN THOUSANDS)

-200 bp   $ 43,696    $    1,575         3.74%
-100 bp     43,262         1,144         2.72
Base        42,118            --           --
+100 bp     40,819        (1,299)       (3.08)
+200 bp     39,366        (2,752)       (6.53)

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

         None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None

ITEM 5.  OTHER INFORMATION

         The Company has established the following financial objectives for the year ending December 31, 2001:

         (a)    Total assets of $1.6 billion.
         (b)    Net income of $16.2 million.
         (c)    Diluted earnings per share of $1.50 to $1.52.
         (d)    Return on average equity of 17.00-18.00%.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits

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

        (b)      Reports on Form 8-K

                 None

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:    May 1, 2001

                                MIDWEST BANC HOLDINGS, INC.
                                (Registrant)

                                  By: /s/ Brad A. Luecke
                                     -------------------------------------------
                                     Brad A. Luecke,
                                     President and Chief Executive
                                     Officer

                                  By: /s/ Daniel R. Kadolph
                                     -------------------------------------------
                                     Daniel R. Kadolph,
                                     Senior Vice President and
                                     Chief Financial Officer