Form 10-Q
period 2001-06-30
MIDWEST BANC HOLDINGS INC
filed 2001-08-13
CIK 1051379

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                    FORM 10-Q

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
                  For the Quarterly Period ended June 30, 2001

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

--------------------------------------------------------------------------------
           CLASS                                 OUTSTANDING AT AUGUST 13, 2001
--------------------------------------------------------------------------------
   Common, par value $.01                                   10,740,392
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

                                TABLE OF CONTENTS



                                                                     Page Number
                                                                     -----------

                                     PART I

Item 1.     Financial Statements...............................................1

Item 2.     Management's Discussion and Analysis of Financial Condition
               and Results of Operations......................................10

Item 3.     Quantitative and Qualitative Disclosures about Market Risk........21


                                     PART II

Item 1.     Legal Proceedings.................................................24

Item 2.     Changes in Securities and Use of Proceeds.........................24

Item 3.     Defaults Upon Senior Securities...................................24

Item 4.     Submission of Matters to a Vote of Security Holders...............24

Item 5.     Other Information.................................................25

Item 6.     Exhibits and Reports on Form 8-K..................................25

Form 10-Q   Signature Page....................................................26

                           MIDWEST BANC HOLDINGS, INC.
                     CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                                 (IN THOUSANDS)


                                                                                    JUNE 30,         DECEMBER 31,
                                                                                      2001               2000
                                                                                      ----               ----
ASSETS
Cash and cash equivalents                                                          $   47,427        $   46,556
Securities available-for-sale                                                         564,153           513,512
Securities held-to-maturity                                                            23,975            25,174
Loans                                                                                 917,689           824,632
Allowance for loan losses                                                              (9,610)           (8,593)
                                                                                   ----------        ----------
    Net loans                                                                         908,079           816,039
Cash value of life insurance                                                           19,085            18,617
Premises and equipment, net                                                            20,333            21,185
Other real estate                                                                         154             1,153
Goodwill                                                                                3,664             3,893
Other assets                                                                           19,675            21,641
                                                                                   ----------        ----------
    Total assets                                                                   $1,606,545        $1,467,770
                                                                                   ==========        ==========
LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
    Deposits
       Non-interest-bearing                                                        $  123,235        $  128,749
       Interest-bearing                                                             1,054,325           957,037
                                                                                   ----------        ----------
          Total deposits                                                            1,177,560         1,085,786
Securities sold under agreements to repurchase and federal
  funds purchased                                                                      50,385            24,293
Advances from the Federal Home Loan Bank                                              244,500           239,500
Notes payable and other borrowings                                                      8,000             5,300
Junior subordinated debt                                                               20,000            20,000
Other liabilities                                                                      17,595            10,315
                                                                                   ----------        ----------
    Total liabilities                                                               1,518,040         1,385,194

STOCKHOLDERS' EQUITY
Preferred stock                                                                             -                 -
Common stock                                                                              114               114
Surplus                                                                                29,558            29,654
Retained earnings                                                                      70,690            65,814
Accumulated other comprehensive loss                                                   (2,712)           (3,861)
Treasury stock, at cost                                                                (9,145)           (9,145)
                                                                                   ----------        ----------
    Total stockholders' equity                                                         88,505            82,576
                                                                                   ----------        ----------
       Total liabilities and stockholders' equity                                  $1,606,545        $1,467,770
                                                                                   ==========        ==========

     See accompanying notes to unaudited consolidated financial statements.

                           MIDWEST BANC HOLDINGS, INC.
                  CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                    THREE MONTHS ENDED JUNE 30, 2001 AND 2000
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                                          2001           2000
                                                                                          ----           ----
INTEREST INCOME
Loans                                                                                    $19,495        $17,307
Securities
    Taxable                                                                                8,289          8,932
    Exempt from federal income taxes                                                         391            471
Trading account securities                                                                     -              -
Federal funds sold and other short-term investments                                          129            256
                                                                                         -------        -------
       Total interest income                                                              28,304         26,966

INTEREST EXPENSE
Deposits                                                                                  12,495         11,340
Advances from the Federal Home Loan Bank                                                   3,377          3,156
Notes payable and other borrowings                                                           541            720
Junior subordinated debt                                                                     500            128
                                                                                         -------        -------
       Total interest expense                                                             16,913         15,344
                                                                                         -------        -------
Net interest income                                                                       11,391         11,622

Provision for loan losses                                                                    695            535
                                                                                         -------        -------
Net interest income after provision for loan losses                                       10,696         11,087

OTHER INCOME
Service charges on deposits                                                                1,199            950
Net gains on securities transactions                                                       1,268            239
Net trading account profits                                                                  336             (3)
Mortgage loan origination fees                                                               187             15
Trust income                                                                                 153            162
Insurance and brokerage commissions                                                          102            157
Increase in cash surrender value of life insurance                                           256              -
Other income                                                                                 265            408
                                                                                         -------        -------
    Total other income                                                                     3,766          1,928

OTHER EXPENSES
Salaries and employee benefits                                                             4,582          4,153
Occupancy and equipment                                                                    1,286          1,205
Professional services                                                                        628            405
Marketing                                                                                    213            334
Other expenses                                                                             1,127          1,111
                                                                                         -------        -------
    Total other expenses                                                                   7,836          7,208
                                                                                         -------        -------
Income before income taxes                                                                 6,626          5,807
Provision for income taxes                                                                 2,390          2,114
                                                                                         -------        -------
NET INCOME                                                                               $ 4,236        $ 3,693
                                                                                         =======        =======
Basic earnings per share                                                                 $  0.39        $  0.34
                                                                                         =======        =======
Diluted earnings per share                                                               $  0.39        $  0.34
                                                                                         =======        =======

     See accompanying notes to unaudited consolidated financial statements.

                           MIDWEST BANC HOLDINGS, INC.
           CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
                    THREE MONTHS ENDED JUNE 30, 2001 AND 2000
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                                           2001           2000
                                                                                           ----           ----
Net income                                                                                $4,236         $3,693

Net decrease in fair value of securities classified
  as available-for-sale, net of income taxes and
  reclassification adjustments                                                            (2,075)           (61)
                                                                                          ------         ------

Comprehensive income                                                                      $2,161         $3,632
                                                                                          ======         ======

     See accompanying notes to unaudited consolidated financial statements.

                           MIDWEST BANC HOLDINGS, INC.
                  CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                     SIX MONTHS ENDED JUNE 30, 2001 AND 2000
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                                          2001           2000
                                                                                          ----           ----
INTEREST INCOME
Loans                                                                                    $39,115        $32,632
Securities
    Taxable                                                                               16,841         17,887
    Exempt from federal income taxes                                                         794            920
Trading account securities                                                                     -              3
Federal funds sold and other short-term investments                                          200            348
                                                                                         -------        -------
    Total interest income                                                                 56,950         51,790

INTEREST EXPENSE
Deposits                                                                                  25,462         21,678
Advances from the Federal Home Loan Bank                                                   6,699          5,763
Notes payable and other borrowings                                                         1,076          1,390
Junior subordinated debt                                                                   1,000            128
                                                                                         -------        -------
    Total interest expense                                                                34,237         28,959
                                                                                         -------        -------
Net interest income                                                                       22,713         22,831

Provision for loan losses                                                                  1,204            890
                                                                                         -------        -------
Net interest income after provision for loan losses                                       21,509         21,941

OTHER INCOME
Service charges on deposits                                                                2,156          1,747
Net gains on securities transactions                                                       1,538            291
Net trading account profits                                                                  496            132
Mortgage loan origination fees                                                               274             66
Trust income                                                                                 366            327
Insurance and brokerage commissions                                                          203            348
Increase in cash surrender value of life insurance                                           513              -
Other income                                                                                 443            594
                                                                                         -------        -------
    Total other income                                                                     5,989          3,505

OTHER EXPENSES
Salaries and employee benefits                                                             9,055          8,240
Occupancy expense and equipment                                                            2,519          2,391
Professional services                                                                      1,037            848
Marketing                                                                                    404            582
Other expenses                                                                             2,214          2,357
                                                                                         -------        -------
    Total other expenses                                                                  15,229         14,418
                                                                                         -------        -------
Income before income taxes                                                                12,269         11,028
Provision for income taxes                                                                 4,171          3,932
                                                                                         -------        -------
NET INCOME                                                                               $ 8,098        $ 7,096
                                                                                         =======        =======
Basic earnings per share                                                                 $  0.75        $  0.66
                                                                                         =======        =======
Diluted earnings per share                                                               $  0.75        $  0.65
                                                                                         =======        =======

     See accompanying notes to unaudited consolidated financial statements.

                           MIDWEST BANC HOLDINGS, INC.
           CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
                     SIX MONTHS ENDED JUNE 30, 2001 AND 2000
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                                           2001           2000
                                                                                           ----           ----
Net income                                                                                $8,098         $7,096

Net increase in fair value of securities classified as
  available-for-sale, net of income taxes and
  reclassification adjustments                                                             1,149            467
                                                                                          ------         ------
Comprehensive income                                                                      $9,247         $7,563
                                                                                          ======         ======

     See accompanying notes to unaudited consolidated financial statements.

                           MIDWEST BANC HOLDINGS, INC.
           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (UNAUDITED)
                     SIX MONTHS ENDED JUNE 30, 2001 AND 2000
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                                ACCUMULATED
                                                                                   OTHER                    TOTAL
                                                                                  COMPRE-                   STOCK-
                                           COMMON                  RETAINED       HENSIVE     TREASURY     HOLDERS'
                                            STOCK      SURPLUS     EARNINGS        LOSS         STOCK       EQUITY
                                            -----      -------     --------        ----         -----       ------
Balance, January 1, 2000                     $114      $29,704      $56,848     $(11,942)     $(7,030)      $67,694

Cash dividends declared ($0.25
  per share)                                    -            -       (2,693)           -            -        (2,693)
Purchase of 155,654 shares of
  treasury stock                                -            -            -            -       (2,271)       (2,271)
Issuance of stock in connection with
  exercise of 11,000 stock options              -          (50)           -            -          156           106
Comprehensive income
    Net income                                  -            -        7,096            -            -         7,096
    Net increase in fair value of
      securities classified as available-
      for sale, net of income taxes and
      reclassification adjustments              -            -            -          467            -           467
                                                                                                            -------
       Total comprehensive income               -            -            -            -            -         7,563
                                             ----      -------      -------     --------      -------       -------
Balance, June 30, 2000                       $114      $29,654      $61,251     $(11,475)     $(9,145)      $70,399
                                             ====      =======      =======     ========      =======       =======
Balance, January 1, 2001                     $114      $29,654      $65,814     $ (3,861)     $(9,145)      $82,576

Cash dividends declared ($0.30
  per share)                                    -            -       (3,222)           -            -        (3,222)
Issuance and repurchase of stock in
    connection with exercise of 15,819
    stock options                               -          (96)           -            -            -           (96)
Comprehensive income
    Net income                                  -            -        8,098            -            -         8,098
    Net increase in fair value of
      securities classified as available-
      for-sale, net of income taxes and
      reclassification adjustments              -            -            -        1,149            -         1,149
                                                                                                            -------
       Total comprehensive income               -            -            -            -            -         9,247
                                             ----      -------      -------     --------      -------       -------
Balance, June 30, 2001                       $114      $29,558      $70,690     $ (2,712)     $(9,145)      $88,505
                                             ====      =======      =======     ========      =======       =======

     See accompanying notes to unaudited consolidated financial statements.

                           MIDWEST BANC HOLDINGS, INC.
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                     SIX MONTHS ENDED JUNE 30, 2001 AND 2000
                                 (IN THOUSANDS)


                                                                                          2001           2000
                                                                                          ----           ----
CASH FLOWS FROM OPERATING ACTIVITIES
    Net income                                                                         $   8,098      $   7,096
    Adjustments to reconcile net income to net cash
      provided by operating activities
       Depreciation                                                                        1,317          1,298
       Provision for loan losses                                                           1,204            890
       Proceeds from sales of trading account securities, net                                496            132
       Net gain on sale of securities                                                     (1,538)          (291)
       Net trading account profits                                                          (496)          (132)
       Federal Home Loan Bank Stock dividend                                                (371)          (171)
       Net proceeds from sales of real estate loans
         originated for sale                                                                (795)          (477)
       Loss (Gain) on sale of other real estate                                                4           (229)
       (Increase) decrease in other assets                                                 1,001        (16,381)
       Increase (decrease) in other liabilities                                            7,280        (12,053)
                                                                                       ---------      ---------
          Net cash from operating activities                                             (16,200)       (20,318)

CASH FLOWS FROM INVESTING ACTIVITIES
    Proceeds from sales and maturities of securities
      available-for-sale                                                                 108,246         51,255
    Principal payments on securities available-for-sale                                   58,583         26,014
    Purchase of securities available-for-sale                                           (213,637)       (78,024)
    Purchase of securities held-to-maturity                                                    -           (870)
    Maturities of securities held-to-maturity                                              1,150              -
    Net increase in loans                                                                (92,449)       104,294
    Proceeds from sale of other real estate                                                  995          1,405
    Property and equipment expenditures, net                                                (465)        (1,851)
                                                                                       ---------      ---------
       Net cash from investing activities                                               (137,577)      (105,251)

CASH FLOWS FROM FINANCING ACTIVITIES
    Net increase in deposits                                                              91,774         72,180
    Issuance of junior subordinated debt, net of debt issuance costs                           -         19,100
    Borrowings                                                                            10,000         47,800
    Repayment of borrowings                                                               (2,300)             -
    Dividends paid                                                                        (3,222)        (2,693)
    Securities sold under agreements to repurchase and
      federal funds purchased                                                             26,092          8,110
    Treasury stock activity, net                                                             (96)        (2,165)
                                                                                       ---------      ---------
       Net cash from financing activities                                                122,248        142,332
                                                                                       ---------      ---------
Increase in cash and cash equivalents                                                        871         16,763

Cash and cash equivalents at beginning of period                                          46,556         36,151
                                                                                       ---------      ---------
Cash and cash equivalents at end of period                                             $  47,427      $  52,914
                                                                                       =========      =========

     See accompanying notes to unaudited consolidated financial statements.

NOTE 1 - BASIS OF PRESENTATION

     The consolidated financial information of Midwest Banc Holdings, Inc. (the "Company") included herein is unaudited; however, such information reflects all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation for the interim periods. The financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.

     The annualized results of operations for the three months and six months ended June 30, 2001 are not necessarily indicative of the results expected for the full year ending December 31, 2001.

NOTE 2 - EARNINGS PER SHARE

     For purposes of per share calculations, the Company had 10,740,392 shares of common stock outstanding at June 30, 2001 and 2000. Basic earnings per share for the three months and six months ended June 30, 2001 and 2000 were computed by dividing net income by the weighted average number of shares outstanding. Diluted earnings per share for the three and six months ended June 30, 2001 and 2000 were computed by dividing net income by the weighted average number of shares outstanding, adjusted for the dilutive effect of the stock options. Computations for basic and diluted earnings per share are provided below.


              IN THOUSANDS                              2001 QTD        2000 QTD         2001 YTD      2000 YTD
                                                        --------        --------         --------      --------
Basic
    Net income                                         $     4,236     $     3,693    $     8,098    $     7,096
                                                       ===========     ===========    ===========    ===========
    Weighted average common shares outstanding              10,740          10,747         10,740         10,793
                                                       ===========     ===========    ===========    ===========
    Basic earnings per common share                    $      0.39     $      0.34    $      0.75    $      0.66
                                                       ===========     ===========    ===========    ===========

Diluted
    Net income                                         $     4,236     $     3,693    $     8,098    $     7,096
                                                       ===========     ===========    ===========    ===========
    Weighted average common shares outstanding              10,740          10,747         10,740         10,793
    Diluted effect of stock options                            148              22            114             26
                                                       -----------     -----------    -----------    -----------
    Dilutive average common shares                          10,888          10,769         10,854         10,819
                                                       ===========     ===========    ===========    ===========
    Diluted earnings per common share                  $      0.39     $      0.34    $      0.75    $      0.65
                                                       ===========     ===========    ===========    ===========

     All outstanding options were included in the computation of diluted earnings per share for the quarter ended June 30, 2001. Options to purchase 129,625 shares at $17.88 were not included in the computation of diluted earnings per share for the six months ended June 30, 2001 because the options' exercise price was greater than the average market price of the common stock and were, therefore, antidilutive.

NOTE 3 - STOCK OPTIONS

     During 2001, 141,000 options were granted at an exercise price of $15.31 and 15,819 stock options were exercised. The total stock options outstanding were 676,615 with exercise prices ranging between $8.13 and $17.88 with expiration dates between 2006 and 2011.

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

NOTE 5 - RECENT REGULATORY DEVELOPMENTS

     On November 12, 1999, the Gramm-Leach-Bliley Act (the "GLB Act") was enacted. The GLB Act amended or repealed certain provisions of the Glass-Steagall Act and other legislation that restricted the ability of bank holding companies, securities firms, and insurance companies to affiliate with one another. The GLB Act establishes a comprehensive framework to permit affiliations among commercial banks, insurance companies and securities firms. Further, the GLB Act expanded the range of activities in which bank holding companies may engage by allowing certain well managed and well capitalized bank holding companies to be designated as "financial holding companies." In addition, the GLB Act contains provisions intended to safeguard consumer financial information in the hands of financial service providers by, among other things, requiring such entities to disclose their privacy policies to their customers and allowing customers to "opt out" of having their financial service providers disclose their confidential financial information to non-affiliated third parties, subject to certain exceptions. Final regulations implementing the new financial privacy regulations become effective July 1, 2001. Similar to most other consumer-oriented laws, the regulations contain some specific prohibitions and require timely disclosures of certain information. The Company has devoted what it believes are sufficient resources to comply with these new requirements. It is not anticipated that the GLB Act will have a material adverse effect on the operations or prospects of the Company and its subsidiaries. However, to the extent the GLB Act permits banks, securities firms and insurance companies to affiliate, the financial services industry may experience further consolidation. This consolidation could result in a growing number of larger financial institutions that offer a wider variety of financial services than the Company currently offers and that can aggressively compete in the markets the Company currently serves.

NOTE 6 - NEW ACCOUNTING STANDARDS

     In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") 141, "Business Combinations", which requires that all business combinations be accounted for under a single method, the purchase method. Use of the pooling-of-interests method is no longer permitted. SFAS 141 requires that the purchase method be used for business combinations initiated after June 30, 2001. Since this accounting standard applies to business combinations initiated after June 30, 2001, it will have no effect on the Company's financial statements unless the Company enters into a business combination transaction subsequent to that date.

     In July 2001, the FASB also issued SFAS 142, "Goodwill and Other Intangible Assets", which requires that goodwill no longer be amortized to earnings, but instead be reviewed for impairment. The amortization of goodwill ceases upon adoption of the Statement, which for most companies, will be January 1, 2002. The Company is currently studying the requirements of this new accounting standard to determine the impact on its financial statements.

                ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

               RESULTS OF OPERATIONS - THREE MONTHS AND SIX MONTHS
                          ENDED JUNE 30, 2001 AND 2000

     Consolidated net income for the second quarter of 2001 was $4.2 million or $0.39 per share, a 14.7% increase compared to $3.7 million or $ 0.34 per share for the second quarter of 2000. Earnings per share for the three months ended June 30, 2001 was 14.7% higher than for the comparable period in 2000. Consolidated net income for the six months ended June 30, 2001 was $8.1 million or $0.75 per diluted share, a 14.1% increase compared to $7.1 million for the similar period in 2000. Diluted earnings per share for the six months ended June 30, 2001 was 15.4% higher than for the comparable period in 2000.

     Net interest income decreased 2.0% to $11.4 million in the second quarter of 2001 compared to $11.6 million in the second quarter of 2000. During the six months ended June 30, 2001, net interest income decreased 0.5% to $22.7 million compared to $22.8 million for the comparable period in 2000. Noninterest income increased 95.3% to $3.8 million and noninterest expense increased 8.7% to $7.8 million in the second quarter of 2000. Noninterest income increased 70.9% to $6.0 million for the six months ended June 30, 2001 compared to the similar period in 2000. Noninterest expense for the six months ended June 30, 2001 increased by $811,000 or 5.6% compared to the similar period in 2000.

Net Interest Income
-------------------

     Net interest income was $11.4 million and $11.6 million during the three months ended June 30, 2001 and 2000, respectively, a decrease of $231,000 or 2.0%. During the six months ended June 30, 2000, net interest income decreased $118,000 or 0.5% to $22.7 million in 2001 compared to $22.8 million for the similar period in 2000. The Company's net interest margin (tax equivalent net interest income as a percentage of earning assets) was 3.28% for the three months ended June 30, 2001 compared to 3.75% for the comparable period in 2000. During the six months ended June 30, 2001, the net interest margin was 3.35% compared to 3.78% for the similar period in 2000. Additional interest rate reductions during the three months ended June 30, 2001 reduced net interest income unfavorably. The Company was able to offset part of the decrease with a 4.5% or $65.6 million increase in average earning assets for the three months ended June 30, 2001 compared to the average earning assets for the three months ended March 31, 2001. During the six months ended June 30, 2001, average earning assets increased 15.2% from $1.24 billion in 2000 to $1.43 billion in 2001. Interest bearing liabilities increased by $169.6 million during the six months ended June 30, 2001 compared to the similar period in 2000.

     The average loan yield was 8.68% during the second quarter of 2001, a decrease of 9.6% from 9.60% during the comparable period in 2000. For the six months ended June 30, 2001, the average loan yield was 8.96%, a decrease of 4.9% from 9.42% during the comparable period in 2000. During the first six months of 2001, the Federal Reserve reduced the Federal Funds and Discount Rates by two and three-quarters percent since the beginning of the year. The Company's net interest income and net income is dependent in part on stable interest rates. Continued reductions in interest rates may have adverse earnings implications for the Company.

     Yields on securities were 6.68% during the second quarter of 2001, a decrease of 7.7% from 7.24% during the comparable period in 2000. During the six months ended June 30, 2001, securities yields decreased 5.0% to 6.84% from 7.20% in the comparable period in 2000. A decrease in mortgage loan rates over the first six months of 2001 has sparked an increase in mortgage loan refinancing which has accelerated the prepayments speeds of the Company's mortgage-backed securities and increased amortization expense on these securities. The Mortgage Bankers Association Refinancing Index recently has shown signs of falling levels of mortgage refinancing. In addition, management of the Company has taken gains in the first six months of 2001 and has also recognized gains during the third quarter of 2001. The newly purchased securities are expected to provide a higher yield and reduced earnings volatility during the second half of 2001.

     Yields on earning assets decreased 7.9% to 7.88% during the second quarter of 2001 compared to 8.56% for the second quarter of 2000. The decrease in yields on earning assets was offset by a decrease of 3.8% in average rates on deposits and borrowings.

     Based on the current economic conditions and interest rate trends, it is anticipated that yields on interest earning assets and interest-bearing liabilities will decrease during the third quarter of 2001. Interest-bearing liabilities are expected to decrease faster than earning assets during the third quarter of 2001. During July 2001, the Company's cost of funds was reduced by 34 basis points compared to June 2001. The Company has reduced the interest rate paid on specific core deposits beginning in July 2001. These interest rate reductions are expected to have a favorable impact on the Company's net interest margin for the three and nine months ending September 30, 2001.

     The quarter-to-date net interest margin calculation for June 30, 2001 and 2000 is shown below (interest income and average rate on non-taxable securities and loans are reflected on a tax equivalent basis, assuming a 35% federal tax rate for 2001 and 2000):


                                                    June 30, 2001                                     June 30, 2000
                                                    -------------                                     -------------
                                        AVERAGE                      AVERAGE           AVERAGE                         AVERAGE
                                        BALANCE       INTEREST         RATE            BALANCE          INTEREST         RATE
                                        -------       --------         ----            -------          --------         ----
INTEREST-EARNING ASSETS
-----------------------
Federal funds sold                   $   11,964       $   129          4.31%          $   16,181        $   256          6.30%
Securities taxable                      516,788         8,611          6.67              492,404          8,932          7.26
Securities tax-exempt                    34,145           601          7.04               41,468            725          6.99
Commercial loans(1)                     220,586         4,539          8.23              189,357          4,639          9.80
Commercial real estate loans (1)        506,031        11,356          8.98              367,425          9,074          9.88
Agriculture loans(1)                     48,584           994          8.18               45,917            986          8.59
Consumer real estate loans(1)           112,017         2,358          8.42              106,140          2,455          9.25
Consumer installment loans(1)            14,763           342          9.27               14,065            222          6.34
                                     ----------       -------          ----           ----------        -------          ----
                                     $1,464,878       $28,930          7.88%          $1,272,957        $27,289          8.56%
                                     ==========       =======          ====           ==========        =======          ====
INTEREST-BEARING LIABILITIES
----------------------------

Interest-bearing demand deposits     $  128,579       $   913          2.84%          $  108,876        $   918          3.37%
Money-market demand deposits
   and savings deposits                 264,799         2,249          3.40              245,108          2,707          4.42
Time deposits less than $100,000        472,807         7,101          6.01              415,534          5,942          5.72
Time deposits greater than $100,000      89,632         1,296          5.78               59,765            897          6.00
Public funds                             67,227           936          5.58               60,614            876          5.78
Federal funds purchased
   and repurchase agreements             33,840           428          5.06               32,668            505          6.18
FHLB advances                           244,500         3,377          5.52              219,654          3,156          5.75
Notes payable and other debentures       26,945           613          9.10               16,545            343          8.27
                                     ----------       -------          ----           ----------        -------          ----
                                     $1,328,329       $16,913          5.08%          $1,158,864        $15,344          5.28%
                                     ==========       =======          ====           ==========        =======          ====
Net Interest Income                                   $12,017          2.80%                            $11,945          3.28%
                                                      =======          ====                             =======          ====
Net Interest Margin                                                    3.28%                                             3.75%
                                                                       ====                                              ====

(1) Nonaccrual loans are included in the average balances, however these loans are not earnings any interest.

     The year-to-date net interest margin calculation for June 30, 2001 and 2000 is shown below (interest income and average rate on non-taxable securities and loans are reflected on a tax equivalent basis, assuming a 35% federal tax rate for 2001 and 2000):


                                                    June 30, 2001                                     June 30, 2000
                                                    -------------                                     -------------
                                        AVERAGE                      AVERAGE           AVERAGE                         AVERAGE
                                        BALANCE       INTEREST         RATE            BALANCE          INTEREST         RATE
                                        -------       --------         ----            -------          --------         ----
INTEREST-EARNING ASSETS
-----------------------
Federal funds sold                   $    8,670       $   200          4.61%          $   11,311        $   348          6.15%
Securities taxable                      512,110        17,482          6.83              494,987         17,890          7.23
Securities tax-exempt                    34,726         1,221          7.03               40,602          1,415          6.97
Commercial loans(1)                     214,009         9,325          8.71              189,126          8,995          9.51
Commercial real estate loans(1)         488,384        22,489          9.21              344,533         16,673          9.68
Agriculture loans(1)                     48,464         2,027          8.36               44,018          1,884          8.56
Consumer real estate loans(1)           111,357         4,776          8.58              104,625          4,583          8.76
Consumer installment loans(1)            14,542           677          9.31               13,781            634          9.20
                                     ----------       -------          ----           ----------        -------          ----
                                     $1,432,262       $58,197          8.12%          $1,242,983        $52,422          8.44%
                                     ==========       =======          ====           ==========        =======          ====
INTEREST-BEARING LIABILITIES
----------------------------

Interest-bearing demand deposits     $  126,432       $ 1,930          3.05%          $  108,555        $ 1,800          3.32%
Money-market demand deposits
   and savings deposits                 265,540         4,987          3.76              245,078          5,271          4.30
Time deposits less than $100,000        463,783        14,245          6.14              400,457         11,153          5.57
Time deposits greater than $100,000      82,843         2,486          6.00               63,882          1,830          5.73
Public funds                             60,821         1,814          5.97               57,898          1,624          5.61
Federal funds purchased
   and repurchase agreements             31,189           857          5.50               32,902            965          5.87
FHLB advances                           242,898         6,699          5.52              207,338          5,763          5.56
Notes payable and other borrowings       26,036         1,219          9.36               13,855            553          7.98
                                     ----------       -------          ----           ----------        -------          ----
                                     $1,299,542       $34,237          5.26%          $1,129,965        $28,959          5.12%
                                     ==========       =======          ====           ==========        =======          ====
Net Interest Income                                   $23,960          2.86%                            $23,463          3.32%
                                                      =======          ====                             =======          ====
Net Interest Margin                                                    3.35%                                             3.78%
                                                                       ====                                              ====

(1) Nonaccrual loans are included in the average balances, however these loans are not earnings any interest.

Provision for Loan Losses
-------------------------

     The Company's provision for loan losses was $695,000 for the second quarter of 2001 compared to $535,000 for the similar period in 2000. For the six months ended June 30, 2001, the provision for losses was $1.2 million compared to $890,000 for the comparable period in 2000.

     The allowance for loan losses as a percentage of total loans was 1.05% as of June 30, 2001 and 1.04% as of December 31, 2000.

Other Income
------------

     Other income, excluding securities gains and trading account profits, was $2.2 million for the three months ended June 30, 2001, an increase of $470,000, or 27.8% over the comparable period in 2000. For the six months ended June 30, 2001, other income excluding securities gains, was $4.0 million, an increase of $873,000 or 28.3% compared to $3.1 million for the comparable period in 2000. The increase in other income is due to increases in service charges on deposits, mortgage loan originations fees, trust income and increase in cash surrender value of life insurance.

     Service charges and fees increased 26.2%, or $249,000, to $1.2 million in the second quarter of 2001 from $950,000 in the second quarter of 2000. Year to date, service charges and fees increased 23.4%, or $409,000, to $2.2 million in 2001 compared to $1.7 million for the comparable period in 2000. Service charges and fees include service charges on deposit accounts which are expected to increase with future deposit growth. During the second quarter of 2001, the Company introduced an expanded deposit service program which has produced additional service charge income. Management expects increased service charges in future periods as customers utilize the program more frequently, but the ongoing success of this new service cannot be guaranteed.

     Insurance and investment brokerage commissions decreased $55,000 from $157,000 in the second quarter of 2000 to $102,000 for the second quarter of 2001. For the six months ended June 30, 2001, insurance and investment brokerage commissions decreased $145,000 to $203,000 compared to $348,000 for the first six months of 2000. Investment brokerage activities are expected to be expanded to many of the Company's banking center locations in the near future.

     Mortgage loan origination fees increased 1,146.7% to $187,000 during the second quarter of 2001 compared to $15,000 for the similar period in 2000. Year to date, mortgage loan origination fees increased $208,000 to $274,000 in 2001 compared to $66,000 for the similar period in 2000. The increase is due primarily to the decline in mortgage interest rates and increased refinancing activity. The Company places most mortgages originated into the secondary market.

     Trust income decreased by 5.6% or $9,000 to $153,000 for the second quarter of 2001 compared to $162,000 for the similar period in 2000. For the six months ended June 30, 2001, trust income increased by $39,000 compared to the six months ended June 30, 2000. Trust income is derived from the market value of trust assets under management. Trust assets under management approximated $186 million as of June 30, 2001.

     The increase in cash surrender value of life insurance was $256,000 during the second quarter of 2001. For the six months ended June 30, 2001, the increase in cash surrender value of life insurance was $513,000. The increase in cash surrender value of life insurance is not included in interest income. The Company purchased bank owned life insurance ("BOLI") policies in June 2000. Management currently intends to use the increase in cash surrender value of life insurance to offset increased employee benefits expense. The purchases of BOLI in June 2000 reduced the Company's net interest margin for the six months ended June 30, 2001 compared to the similar period of 2000. Purchases of BOLI were funded from assets defined as earning assets. Earning assets are those that provide interest income. If the BOLI was considered an earning asset, the Company's net interest margin for the six months ended June 30, 2001 would improve from 3.35% to 3.40%.

     The Company manages its securities and trading portfolios on a total return basis. The Company has continued its practice of liquidating earning assets that appreciate in market value in response to changing interest rate risks. Sales of securities available-for-sale resulted in net gains of $1.3 million in the second quarter of 2001 compared to $239,000 for the comparable period in 2000. For the six months ended June 30, 2001, gains on the sale of securities were $1.5 million compared to $291,000 for the first six months of 2000. As interest rates declined during the first six months of 2001, the market value of some securities increased and the Company took the opportunity to liquidate those securities and either replace them with similar instruments or fund loan growth. Securities available-for-sale are held in a manner which allows for their sale in response to changes in interest rates, liquidity needs or significant prepayment risk. Net trading account profits were $336,000 and ($3,000) during the second quarters of 2001 and 2000, respectively. Year to date, net trading account gains were $496,000 and $132,000 in 2001 and 2000, respectively.

Other Expenses
--------------

     Total other expenses increased 8.7%, or $628,000, to $7.8 million during the second quarter of 2001 compared to $7.2 million for the comparable period in 2000. For the six months ended June 30, 2001, total other expenses increased 5.6%, or $811,000 to $15.2 million from $14.4 million in the first six months of 2000.

     Salary and benefit expenses increased 10.3% or $429,000 to $4.6 million for the second quarter of 2001 compared to $4.2 million for the similar period in 2000. For the six months ended June 30, 2001, salary and benefit expenses increased $815,000 or 9.9% to $9.1 million from $8.2 million for the comparable period in 2000. The full-time equivalent number of employees was 355 as of June 30, 2001 compared to 344 as of June 30, 2000. The increase in the full time equivalent number of employees, as well as salaries and benefits, was in part due to the initial staffing and related compensation costs of two new banking centers in Roselle, Illinois in February 2000 and Monmouth, Illinois in January 2001. In addition, during the second quarter of 2001, a number of open employee positions were also filled.

     Occupancy expenses increased $81,000 or 6.7% to $1.3 million during the second quarter of 2001 compared to $1.2 million for the comparable period in 2000. For the six months ended June 30, 2001, occupancy expenses increased $128,000 or 5.4% to $2.5 million from $2.4 million in the six months of 2000. Midwest Bank of Western Illinois constructed a new facility, which opened in January 2001. In addition property tax expense and furniture and equipment maintenance and expenses increased above anticipated levels.

     Expenses, other than salary and employee benefits and occupancy, increased $118,000 or 6.4% to $2.0 million in the second quarter of 2001 from $1.9 million for the similar period in 2000. Other expenses decreased $132,000 or 3.5% to $3.7 million for the six months ended June 30, 2001 from $3.8 million for the comparable period in 2000. The increase in expenses was due primarily to legal expenses related to specific loan workouts, outsourcing arrangements and general operating costs. Marketing, loan related expenses and bank insurance expenses decreased in the first six months of 2001 compared to the comparable period in 2000. In addition, other expenses for the six months ended June 30, 2000 included an expense of $110,000 for the remaining undepreciated amount related to the donation of the original headquarters of Midwest Bank of Western Illinois donated to the City of Monmouth, Illinois as a new City Hall in March 2000.

Income Taxes
------------

     The Company recorded income tax expense of $2.4 million and $2.1 million for the quarters ended June 30, 2001 and 2000, respectively. Year to date, the provision for income taxes increased $239,000 or 6.1%. The increase in income taxes was due to the growth in pre-tax income in 2001.

FINANCIAL CONDITION

Loans
-----

     Total loans increased $93.1 million or 11.3% to $917.7 million as of June 30, 2001 from $824.6 million as of December 31, 2000. This increase in loans is due to the Company's ability to develop new lending relationships and expand existing borrowing relationships. The Banks have also added new loan officers during the first six months of 2001. Commercial loans increased $14.2 million or 6.9% to $219.9 million as of June 30, 2001 compared to $205.7 million as of December 31, 2000. Commercial real estate loans increased 16.5% or $74.2 million to $523.2 million as of June 30, 2001 from $449.0 million as of December 31, 2000. Agricultural loans increased less than 1% or $374,000 to $48.1 million as of June 30, 2001 from $47.8 million as of December 31, 2000.

     Consumer real estate loans increased $4.3 million or 3.9% to $113.1 million as of June 30, 2001 from $108.8 million as of December 31, 2000. Consumer loans increased 2.7% to $14.9 million as of June 30, 2001 compared to $14.5 million as of December 31, 2000.

     Most mortgage loans are sold in the secondary market. At any point in time, loans will be at various stages of the mortgage banking process. Included as part of consumer real estate loans are loans held for sale, which were $616,000 as of December 31, 2000 and $1,411,000 at June 30, 2001. The carrying value of these loans approximated their market value at that time.

     The Company reported in its 2000 Form 10-K that one of its performance goals for the years 2001-2003 was 8-12% annual growth in average earning assets and 8-12% annual growth in average loans. For the six months ended June, 20, 2001 the Company experienced 10.5% or $144.4 million of growth in earning assets. For the six months ended June 30, 2001 the Company experienced 11.3% or $93.1 million growth in loans. Loan demand remains strong and the Company anticipates further growth in loans during the second half of 2001. Loan growth continues to be primarily in the commercial loan and commercial real estate loan portions of the Company's portfolio.

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

     Following is a summary of changes in the allowance for loan losses for the six months ended June 30:

                                         2001            2000
                                         ----            ----
                                         (DOLLARS IN THOUSANDS)

Balance, January 1                      $8,593          $7,567
Provision charged to operations          1,204             890
Loans charged-off                         (279)           (571)
Recoveries                                  92              51
                                        ------          ------
   Balance, June 30                     $9,610          $7,937
                                        ======          ======

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

     On a quarterly basis, management of the Banks meets to review the adequacy of the allowance for possible loan losses at each of the Banks. Each bank loan officer grades these individual commercial credits, and the Company's independent loan review function validates the officers' grades. In the event that loan review downgrades a loan, it is included in the allowance analysis at the lower grade. The grading system is in compliance with applicable regulatory classifications, and the allowance is allocated to the loans based on the regulatory grading, except in instances where there are known differences (e.g. collateral value is nominal).

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

     The allowance for loan losses as a percentage of total loans was 1.05% as of June 30, 2001 and 1.04% as of December 31, 2000. In management's judgment, an adequate allowance for loan losses has been established.

Nonaccrual and Nonperforming Loans
----------------------------------

     Nonaccrual loans increased to $2.0 million as of June 30, 2001 from $1.2 million as of December 31, 2000. Most of the nonaccrual loans are related to several commercial loans which are being addressed by specific workout plans at this time.

     Nonperforming loans include nonaccrual loans and accruing loans which are 90 days or more delinquent. Typically, these loans have adequate collateral protection or personal guaranties to provide a source of repayment to the Bank. Nonperforming loans were $3.2 million as of June 30, 2001 compared to $2.3 million at December 31, 2000 and $2.6 million at June 30, 2000. Nonperforming loans were 0.35%, 0.26% and 0.35% of total loans as of June 30, 2001, December 31, 2000 and June 30, 2000, respectively. Nonperforming loans were 0.20%, 0.15% and 0.19% of total assets as of June 30, 2001, December 31, 2000 and June 30, 2000, respectively.

     Other real estate owned was $154,000 on June 30, 2001, and $1.2 million and $1.9 million at December 31, 2000 and June 30, 2000, respectively. During the first quarter of 2001, the Company sold one piece of other real estate owned which had an approximate carrying value of $1.0 million. Nonperforming assets were 0.21%, 0.32% and 0.22% of total assets at June 30, 2001, December 31, 2000 and June 30, 2000.

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

     Securities are classified as available-for-sale if they may be sold as part of the Company's asset/liability management strategy in response to changes in interest rates, liquidity needs or significant prepayment risk. Securities available-for-sale are carried at fair value, with related unrealized net gains or losses, net of deferred income taxes, recorded as an adjustment to equity capital. As of June 30, 2001, net unrealized losses on securities available-for-sale decreased to $2.7 million compared to $3.9 at December 31, 2000. The decrease in net unrealized losses on securities available-for-sale resulted in a $1.1 million increase in book equity.

     Securities available-for-sale increased to $564.2 million as of June 30, 2001 from $513.5 million as of December 31, 2000. U.S. government agency mortgage-backed securities and collateralized mortgage obligations increased 11.6% or $49.1 million from $422.4 million as of December 31, 2000 to $471.5 million as of June 30, 2001. Management's purchases of mortgage-backed securities during the six months ended June 30, 2001 have focused on product selection at purchase prices that management believes will be less sensitive to changes in interest rates than similar securities previously owned. Equity securities increased $19.2 from $59.7 million at December 31, 2000 to $79.0 million as of June 30, 2001. Equity securities included capital securities of United States Agencies, bond-rated or credit equivalent community banks, and the Federal Home Loan Bank and Federal Reserve Bank stock at June 30, 2001.

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

     Securities held-to-maturity decreased $1.2 million or 4.8% from December 31, 2000 to June 30, 2001 as a result of bond maturities.

     There were no trading account securities held at June 30, 2001 or December 31, 2000. The Company holds trading account securities on a short-term basis based on market and liquidity conditions.

Other Assets
------------

     The Company's investment in Bank-Owned Life Insurance ("BOLI") increased by $513,000 as the cash surrender value of the insurance increased from December 31, 2000 to June 30, 2001. Management currently intends to use the BOLI to fund future employee benefit expense.

Deposits and Borrowed Funds
---------------------------

     Total deposits of $1.178 billion as of June 30, 2001 represented an increase of $91.8 million or 8.5% from $1.086 billion as of December 31, 2000. Non-interest-bearing deposits were $123.2 million as of June 30, 2001, approximately $5.5 million lower than the $128.7 million level as of December 31, 2000. Over the same period, interest-bearing deposits increased 10.2% or $97.3 million. Certificates of deposit under $100,000 increased $55.4 million. Certificates of deposit over $100,000 and Public Funds increased by $37.4 million.

     The Company's membership in the Federal Home Loan Bank System gives it the ability to borrow funds from the Federal Home Loan Bank of Chicago for short- or long-term purposes under a variety of programs. The loans were used to fund growth and permit the Banks to extend term maturities, reduce funding costs and manage interest rate risk exposures more effectively.

     Federal Home Loan Bank advances were $244.5 million at June 30, 2001 and $239.5 million at December 31, 2000. The weighted average rate for Federal Home Loan Bank advances was 5.52% during the six months ended June 30, 2001 with a range of maturities between one and ten years. This rate compares favorably to the average 2000 rate of 6.14% for certificates of deposit under $100,000.

     Borrowed funds at June 30, 2001 and 2000 are listed below:


                                                                                   2001             2000
                                                                                   ----             ----
                                                                                  (DOLLARS IN THOUSANDS)
         Federal Home Loan Bank (FHLB) advances
           to bank subsidiaries                                                  $244,500         $220,500
         Revolving line of credit to Midwest Banc
           Holdings, Inc. ($25,000,000 available)                                   6,500            4,300
         Mortgage payable                                                               -               75
         Note payable                                                               1,500               75
                                                                                 --------         --------
              Total notes payable                                                $252,500         $224,950
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

     Amounts outstanding under the Company's revolving line of credit represent borrowings incurred to provide capital contributions to the Banks to support their growth. The Company makes interest payments, at its option, at the 30-, 60-, 90-, or 180-day London Inter-Bank Offered Rate ("LIBOR") plus 95 basis points or the prime rate less 25 basis points. The amounts outstanding at June 30, 2001 and 2000 were $6.5 million and $4.3 million, respectively.

     During the second quarter of 2001, the Company subscribed and entered into the Chicago Equity Fund 2001 Limited Partnership. The Company's investment in this partnership is $1.5 million. A non-interest bearing $1.5 million promissory note was executed on behalf of the Company and will be reduced as capital investments are funded into the partnership. The purpose of the partnership is to acquire limited partnership interests in other limited partnerships formed to develop and operate affordable rental housing projects and related commercial facilities in the Chicago area.

     The Company also utilizes securities sold under repurchase agreements as a source of funds. Most local municipalities and some other organizations must have funds insured or collateralized pursuant to their own policies. Repurchase agreements provide a source of funds and do not increase the Company's reserve requirement. Although the balance of repurchase agreements is subject to variation, particularly seasonal variation, the account relationships represented by these balances are principally local and have been maintained for relatively long periods of time. The Company had $38.0 million in securities sold under repurchase agreements at June 30, 2001. The Company had $12.4 million in federal funds purchased at June 30, 2001 compared to $3.8 million at December 31, 2000.

     In addition, in June 2000, the Company issued 10% junior subordinated debentures aggregating $20,000,000 to MBHI Capital Trust I, a wholly-owned subsidiary of the Company. The junior subordinated debentures pay interest on a quarterly basis and will mature on June 7, 2030. The junior subordinated debentures can be redeemed in whole or in part, beginning June 7, 2005.

Capital Resources
-----------------

     Stockholders' equity increased $5.9 million or 7.2% from $82.6 million at December 31, 2000 to $88.5 million at June 30, 2001. The increase was due to 2001 cumulative earnings exceeding dividends declared as well as a $1.1 million increase in accumulated other comprehensive income.

     The Company and its four subsidiary banks are subject to regulatory capital requirements administered by federal banking agencies. Capital adequacy guidelines and prompt corrective action regulations involve quantitative measures of assets, liabilities and certain off-balance-sheet items calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by regulators about components, risk weightings and other factors, and the regulators can lower classifications in certain areas. Failure to meet various capital requirements can initiate regulatory action that could have a direct material effect on the financial statements.

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

     The Company and the Banks were categorized as well capitalized as of June 30, 2001. Management is not aware of any conditions or events since the most recent regulatory notification that would change the Company's or the Banks' categories.

     Capital levels and minimum required levels (dollars in thousands):

                                                                   AS OF JUNE 30, 2001
                                       ------------------------------------------------------------------------
                                                                                               MINIMUM REQUIRED
                                                                    MINIMUM REQUIRED              TO BE WELL
                                                ACTUAL            FOR CAPITAL ADEQUACY            CAPITALIZED
                                                ------            --------------------            -----------
                                       AMOUNT        RATIO        AMOUNT        RATIO       AMOUNT        RATIO
                                       ------        -----        ------        -----       ------        -----
                                                                     (DOLLARS IN THOUSANDS)
Total capital to risk-weighted
  assets
    Company                            $116,630      11.3%        $82,208        8.0%      $102,760       10.0%
    Midwest Bank and
      Trust Company                      51,813      11.8          35,201        8.0         44,001       10.0
    Midwest Bank of Hinsdale             26,538      10.8          19,680        8.0         24,600       10.0
    Midwest Bank of McHenry
      County                             24,438      11.6          16,875        8.0         21,094       10.0
    Midwest Bank of Western
      Illinois                           14,904      11.6          10,251        8.0         12,813       10.0

Tier I capital to risk-weighted
  assets
    Company                             107,020      10.4          41,104        4.0         61,656        6.0
    Midwest Bank and
      Trust Company                      47,518      10.8          17,601        4.0         26,401        6.0
    Midwest Bank of Hinsdale             24,270       9.9           9,840        4.0         14,760        6.0
    Midwest Bank of McHenry
      County                             22,514      10.7           8,438        4.0         12,657        6.0
    Midwest Bank of Western
      Illinois                           13,752      10.7           5,125        4.0          7,688        6.0


                                                                   AS OF JUNE 30, 2001
                                       ------------------------------------------------------------------------
                                                                                               MINIMUM REQUIRED
                                                                    MINIMUM REQUIRED              TO BE WELL
                                                ACTUAL            FOR CAPITAL ADEQUACY            CAPITALIZED
                                                ------            --------------------            -----------
                                       AMOUNT        RATIO        AMOUNT        RATIO       AMOUNT        RATIO
                                       ------        -----        ------        -----       ------        -----
                                                                     (DOLLARS IN THOUSANDS)
Tier I capital to average assets
    Company                            $107,020       6.9%        $61,818        4.0%      $ 77,272        5.0%
    Midwest Bank and
      Trust Company                      47,518       7.3          26,211        4.0         32,764        5.0
    Midwest Bank of Hinsdale             24,270       7.1          13,668        4.0         17,085        5.0
    Midwest Bank of McHenry
      County                             22,514       7.0          12,792        4.0         15,990        5.0
    Midwest Bank of Western
      Illinois                           13,752       6.2           8,901        4.0         11,127        5.0


                                                                   AS OF JUNE 30, 2000
                                       ------------------------------------------------------------------------
                                                                                               MINIMUM REQUIRED
                                                                    MINIMUM REQUIRED              TO BE WELL
                                                ACTUAL            FOR CAPITAL ADEQUACY            CAPITALIZED
                                                ------            --------------------            -----------
                                       AMOUNT        RATIO        AMOUNT        RATIO       AMOUNT        RATIO
                                       ------        -----        ------        -----       ------        -----
                                                                     (DOLLARS IN THOUSANDS)
Total capital to risk-weighted
  assets
    Company                            $105,211      12.5%        $67,599        8.0%      $ 84,499       10.0%
    Midwest Bank and
      Trust Company                      47,049      12.4          30,282        8.0         37,852       10.0
    Midwest Bank of Hinsdale             23,170      11.7          15,908        8.0         19,886       10.0
    Midwest Bank of McHenry
      County                             21,805      14.3          12,176        8.0         15,219       10.0
    Midwest Bank of Western
      Illinois                           13,458      11.9           9,061        8.0         11,327       10.0

Tier I capital to risk-weighted
  assets
    Company                              97,274      11.5          33,800        4.0         50,699        6.0
    Midwest Bank and
      Trust Company                      43,362      11.5          15,141        4.0         22,711        6.0
    Midwest Bank of Hinsdale             21,518      10.8           7,954        4.0         11,931        6.0
    Midwest Bank of McHenry
      County                             20,344      13.4           6,088        4.0          9,132        6.0
    Midwest Bank of Western
      Illinois                           12,322      10.9           4,531        4.0          6,796        6.0

Tier I capital to average assets
    Company                              97,274       7.2          53,888        4.0         67,360        5.0
    Midwest Bank and
      Trust Company                      43,362       7.4          23,530        4.0         29,413        5.0
    Midwest Bank of Hinsdale             21,518       7.5          11,525        4.0         14,407        5.0
    Midwest Bank of McHenry
      County                             20,344       7.5          10,842        4.0         13,552        5.0
    Midwest Bank of Western
      Illinois                           12,322       6.3           7,787        4.0          9,733        5.0

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

     Net cash inflows provided by operations were $16.2 million for the six months ended June 30, 2001 compared to outflows of $20.3 million a year earlier. Net cash outflows from investing activities were $137.6 million in the first six months of 2001 compared to a net cash outflow of $105.3 million a year earlier. Cash inflows from financing activities for the six months ended June 30, 2001 were $122.3 million compared to a net inflow of $142.3 million in 2000.

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

     Interest received net of interest paid was a principal source of operating cash inflows for the three and six months ended June 30, 2001 and June 30, 2000, respectively. Management of the Company's investing and overall general financing activities and market conditions determine the level and the stability of net interest cash flows. Management's policy is to mitigate the impact of changes in market interest rates to the extent possible so that balance sheet growth is the principal determinant of growth in net interest cash flows.


       ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Sensitivity Analysis
----------------------------------

     The Company's overall interest rate sensitivity is demonstrated by net interest income analysis. Net interest income analysis measures the change in net interest income in the event of hypothetical changes in interest rates. This analysis assesses the risk of change in net interest income in the event of sudden and sustained 1.0% to 2.0% increases and decreases in market interest rates. The table below presents the Company's projected changes in net interest income for the various rate shock levels at June 30, 2001.

                                       NET INTEREST INCOME
                          ------------------------------------------------
                          AMOUNT             $ CHANGE             % CHANGE
                          ------             --------             --------
                                     (DOLLARS IN THOUSANDS)

      -200 bp             $48,562              $ (48)              (0.10)%
      -100 bp              48,771                161                0.33
       Base                48,610                  -                  -
      +100 bp              48,358               (252)              (0.52)
      +200 bp              48,042               (568)              (1.17)

     As shown above, at June 30, 2001, the effect of an immediate 200 basis point increase in interest rates would decrease the Company's net interest income by 1.17% or $568,000. The effect of an immediate 200 basis point reduction in rates would decrease the Company's net interest income by 0.10% or $48,000.

     The projected changes in the Company's net interest income for the various rate shock levels at June 30, 2000 were the following:

                                       NET INTEREST INCOME
                          ------------------------------------------------
                          AMOUNT             $ CHANGE             % CHANGE
                          ------             --------             --------
                                     (DOLLARS IN THOUSANDS)

      -200 bp             $41,264            $  (114)              (0.27)%
      -100 bp              41,716                338                0.82
       Base                41,378                  -                  -
      +100 bp              40,391               (987)              (2.39)
      +200 bp              39,046             (2,332)              (5.64)

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

           None

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

           None

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

           The annual meeting of stockholders' of the Company was held on May 2, 2001. Three proposals were submitted to a vote of the stockholders as described in the Company's proxy statement dated March 28, 2001. The following is a brief description of the matters voted upon, as well as the outcome of the vote:

          1. To elect three members to serve on the Company's Board of Directors for a term of three years: The nominees were Messrs.
               E. V. Silveri, Daniel Nagle and LeRoy Rosasco.

                To elect E. V. Silveri for a three year term:
                    Votes For:                       9,602,549
                    Votes Against:                           0
                    Abstain:                            22,471

                To elect Daniel Nagle for a three year term:
                    Votes For:                       9,362,990
                    Votes Against:                           0
                    Abstain:                           262,030

                To elect LeRoy Rosasco for a three year term:
                    Votes For:                       9,602,549
                    Votes Against:                           0
                    Abstain:                            22,471

          2. To amend the Company's 1996 Stock Option Plan to increase the number of shares of the Company's common stock available for awards under the Plan from 750,000 to 950,000.

                    Votes For:                       9,278,194
                    Votes Against:                     255,817
                    Abstain:                            91,009

          3. To ratify the appointment of Crowe, Chizek and Company LLP as independent auditors for the fiscal year ending December 31, 2001.

                    Votes For:                       9,504,486
                    Votes Against:                     119,344
                    Abstain:                             1,190

ITEM 5.    OTHER INFORMATION

           None

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

           (a)  Exhibits

     The following exhibits are either filed as part of this report or are incorporated herein by reference:

               3.1 Restated Certificate of Incorporation, as amended (incorporated by reference to Registrant's Registration Statement on Form S-1, Registration No. 333-42827).
               3.2 Restated By-laws, as amended (incorporated by reference to Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998, File No. 0-29652).
               3.3 Amendment of Restated By-laws (incorporated by reference to Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2000, File No. 0-29652).
               4.1 Specimen Common Stock Certificate (incorporated by reference to Registrant's Registration Statement on Form S-1, Registration No. 333042827).
               4.2 Certain instruments defining the rights of the holders of long-term debt of the Company and certain of its subsidiaries, none of which authorize a total amount of indebtedness in excess of 10% of the assets of the Company and its subsidiaries on a consolidated basis, have not been filed as Exhibits. The Company hereby agrees to furnish a copy of any of these agreements to the SEC upon request.
              10.1 Amended and Restated 1996 Stock Option Plan (filed as Appendix A to the Company's Proxy Statement for its 2001 Annual Meeting of Stockholders and incorporated herein by reference).

           (b)      Reports on Form 8-K

                    Current Report on Form 8-K dated April 16, 2001, filed with the SEC on April 17, 2001.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:    August 13, 2001

                                MIDWEST BANC HOLDINGS, INC.
                                (Registrant)

                                By: /s/ Brad A. Luecke
                                   ---------------------------------------------
                                   Brad A. Luecke,
                                   President and
                                   Chief Executive Officer

                                By: /s/ Daniel R. Kadolph
                                   ---------------------------------------------
                                   Daniel R. Kadolph,
                                   Senior Vice President
                                   and Chief Financial Officer

                                    EXHIBITS

               3.1 Restated Certificate of Incorporation, as amended (incorporated by reference to Registrant's Registration Statement on Form S-1, Registration No. 333-42827).
               3.2 Restated By-laws, as amended (incorporated by reference to Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998, File No. 0-29652).
               3.3 Amendment of Restated By-laws (incorporated by reference to Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2000, File No. 0-29652).
               4.1 Specimen Common Stock Certificate (incorporated by reference to Registrant's Registration Statement on Form S-1, Registration No. 333042827).
               4.2 Certain instruments defining the rights of the holders of long-term debt of the Company and certain of its subsidiaries, none of which authorize a total amount of indebtedness in excess of 10% of the assets of the Company and its subsidiaries on a consolidated basis, have not been filed as Exhibits. The Company hereby agrees to furnish a copy of any of these agreements to the SEC upon request.
              10.1 Amended and Restated 1996 Stock Option Plan (filed as Appendix A to the Company's Proxy Statement for its 2001 Annual Meeting of Stockholders and incorporated herein by reference).