Form 10-Q
period 2001-09-30
MIDWEST BANC HOLDINGS INC
filed 2001-11-13
CIK 1051379

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

     |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
                For the Quarterly Period Ended September 30, 2001

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


----------------------- --------------------------------------------------------

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

--------------------------------------------------------------------------------
           CLASS                         SHARES OUTSTANDING AT NOVEMBER 12, 2001
--------------------------------------------------------------------------------
   Common, par value $.01                               10,727,392
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

Item 2.  Management's Discussion and Analysis of Financial Condition
            and Results of Operations.........................................11

Item 3.  Quantitative and Qualitative Disclosures About Market Risk...........25


                                     PART II

Item 1.  Legal Proceedings....................................................27

Item 2.  Changes in Securities and Use of Proceeds............................27

Item 3.  Defaults upon Senior Securities......................................27

Item 4.  Submission of Matters to a Vote of Security Holders..................27

Item 5.  Other Information....................................................27

Item 6.  Exhibits and Reports on Form 8-K.....................................27

Form 10-Q  Signature Page.....................................................29

                           MIDWEST BANC HOLDINGS, INC.
                     CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                                 (IN THOUSANDS)


                                                                            SEPTEMBER 30,       DECEMBER 31,
                                                                                2001               2000
                                                                            -------------      ------------
ASSETS:
Cash and cash equivalents                                                     $   44,691         $   46,556
Securities available-for-sale                                                    611,102            513,512
Securities held-to-maturity                                                       23,750             25,174
Loans                                                                            956,093            824,632
Allowance for loan losses                                                         (9,733)            (8,593)
                                                                              ----------         ----------
   Net loans                                                                     946,360            816,039
Cash value of life insurance                                                      19,319             18,617
Premises and equipment, net                                                       19,845             21,185
Other real estate                                                                    355              1,153
Goodwill                                                                           3,550              3,893
Other assets                                                                      20,193             21,641
                                                                              ----------         ----------
      Total assets                                                            $1,689,165         $1,467,770
                                                                              ==========         ==========
LIABILITIES AND STOCKHOLDERS' EQUITY:
LIABILITIES:
Deposits:
   Non-interest-bearing                                                       $  120,279         $  128,749
   Interest-bearing                                                            1,092,130            957,037
                                                                              ----------         ----------
       Total deposits                                                          1,212,409          1,085,786
Securities sold under agreements to repurchase and federal funds
  purchased                                                                       87,230             24,293
Advances from the Federal Home Loan Bank                                         244,500            239,500
Notes payable and other borrowings                                                 7,979              5,300
Junior subordinated debt                                                          20,000             20,000
Other liabilities                                                                 18,122             10,315
                                                                              ----------         ----------
      Total liabilities                                                        1,590,240          1,385,194

STOCKHOLDERS' EQUITY:
Preferred stock                                                                        -                  -
Common stock                                                                         114                114
Surplus                                                                           29,545             29,654
Retained earnings                                                                 73,866             65,814
Accumulated other comprehensive income (loss)                                      4,545             (3,861)
Treasury stock, at cost                                                           (9,145)            (9,145)
                                                                              ----------         ----------
      Total stockholders' equity                                                  98,925             82,576
                                                                              ----------         ----------
          Total liabilities and stockholders' equity                          $1,689,165         $1,467,770
                                                                              ==========         ==========

     See accompanying notes to unaudited consolidated financial statements.

                           MIDWEST BANC HOLDINGS, INC.
                  CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                 THREE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                                               2001          2000
                                                                                               ----          ----
INTEREST INCOME
Loans                                                                                        $19,205       $19,186
Securities:
   Taxable                                                                                     8,872         8,975
   Exempt from federal income taxes                                                              363           482
Trading account securities                                                                        16             -
Federal funds sold and other short-term investments                                               37           151
                                                                                             -------       -------
      Total interest income                                                                   28,493        28,794

INTEREST EXPENSE
Deposits                                                                                      12,027        12,684
Advances from the Federal Home Loan Bank                                                       3,415         3,400
Notes payable and other borrowings                                                               709           678
Junior subordinated debt                                                                         500           494
                                                                                             -------       -------
   Total interest expense                                                                     16,651        17,256
                                                                                             -------       -------
Net interest income                                                                           11,842        11,538

Provision for loan losses                                                                        346           535
                                                                                             -------       -------
Net interest income after provision for loan losses                                           11,496        11,003

OTHER INCOME
Service charges on deposits                                                                    1,363           955
Net gains on securities transactions                                                             714            80
Net trading account profits                                                                      318            17
Mortgage loan origination fees                                                                   134            63
Trust income                                                                                     157           173
Insurance and brokerage commissions                                                              206           210
Increase in cash surrender value of life insurance                                               256           229
Other income                                                                                     451           168
                                                                                             -------       -------
   Total other income                                                                          3,599         1,895

OTHER EXPENSES
Salaries and employee benefits                                                                 4,771         4,087
Occupancy and equipment                                                                        1,246         1,244
Professional services                                                                            511           468
Marketing                                                                                        240           275
Other expenses                                                                                 1,217         1,097
                                                                                             -------       -------
   Total other expenses                                                                        7,985         7,171
                                                                                             -------       -------
Income before income taxes                                                                     7,110         5,727
Provision for income taxes                                                                     2,324         1,937
                                                                                             -------       -------
NET INCOME                                                                                   $ 4,786       $ 3,790
                                                                                             =======       =======
Basic earnings per share                                                                     $  0.45       $  0.35
                                                                                             =======       =======
Diluted earnings per share                                                                   $  0.44       $  0.35
                                                                                             =======       =======

     See accompanying notes to unaudited consolidated financial statements.

                           MIDWEST BANC HOLDINGS, INC.
           CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
                 THREE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000
                                 (IN THOUSANDS)


                                                                                 2001         2000
                                                                                 ----         ----
Net income                                                                     $ 4,786       $3,790

Net increase in fair value of securities classified as
  available-for-sale, net of income taxes and reclassification
  adjustments                                                                    7,257        3,754
                                                                               -------       ------
Comprehensive income                                                           $12,043       $7,544
                                                                               =======       ======

     See accompanying notes to unaudited consolidated financial statements.

                           MIDWEST BANC HOLDINGS, INC.
                  CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                  NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                                             2001         2000
                                                                                             ----         ----
INTEREST INCOME
Loans                                                                                       $58,319      $51,818
Securities
   Taxable                                                                                   25,714       26,862
   Exempt from federal income taxes                                                           1,157        1,402
Trading account securities                                                                       16            3
Federal funds sold and other short-term investments                                             238          499
                                                                                            -------      -------
      Total interest income                                                                  85,444       80,584

INTEREST EXPENSE
Deposits                                                                                     37,489       34,362
Advances from the Federal Home Loan Bank                                                     10,114        9,163
Notes payable and other borrowings                                                            1,786        2,068
Junior subordinated debt                                                                      1,500          622
                                                                                            -------      -------
      Total interest expense                                                                 50,889       46,215
                                                                                            -------      -------
Net interest income                                                                          34,555       34,369

Provision for loan losses                                                                     1,550        1,425
                                                                                            -------      -------
Net interest income after provision for loan losses                                          33,005       32,944

OTHER INCOME
Service charges on deposits                                                                   3,519        2,702
Net gains on securities transactions                                                          2,252          371
Net trading account profits                                                                     815          149
Mortgage loan origination fees                                                                  407          129
Trust income                                                                                    523          500
Insurance and brokerage commissions                                                             486          558
Increase in cash surrender value of life insurance                                              769          229
Other income                                                                                    817          762
                                                                                            -------      -------
      Total other income                                                                      9,588        5,400

OTHER EXPENSES
Salaries and employee benefits                                                               13,826       12,327
Occupancy and equipment                                                                       3,764        3,635
Professional services                                                                         1,549        1,316
Marketing                                                                                       644          857
Other expenses                                                                                3,430        3,454
                                                                                            -------      -------
      Total other expenses                                                                   23,213       21,589
                                                                                            -------      -------

Income before income taxes                                                                   19,380       16,755
Provision for income taxes                                                                    6,495        5,869
                                                                                            -------      -------
NET INCOME                                                                                  $12,885      $10,886
                                                                                            =======      =======
Basic earnings per share                                                                    $  1.20      $  1.01
                                                                                            =======      =======
Diluted earnings per share                                                                  $  1.19      $  1.01
                                                                                            =======      =======

     See accompanying notes to unaudited consolidated financial statements.

                           MIDWEST BANC HOLDINGS, INC.
           CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
                  NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000
                                 (IN THOUSANDS)


                                                                                2001          2000
                                                                                ----          ----
Net income                                                                     $12,885       $10,886

Net increase in fair value of securities classified as
  available-for-sale, net of income taxes and reclassification
  adjustments                                                                    8,406         4,221
                                                                               -------       -------
Comprehensive income                                                           $21,291       $15,107
                                                                               =======       =======

     See accompanying notes to unaudited consolidated financial statements.

                           MIDWEST BANC HOLDINGS, INC.
           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (UNAUDITED)
                  NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)


                                                                            ACCUMULATED
                                                                               OTHER                       TOTAL
                                       COMMON                RETAINED      COMPREHENSIVE   TREASURY    STOCKHOLDERS'
                                        STOCK     SURPLUS    EARNINGS      INCOME /(LOSS)    STOCK        EQUITY
                                       ------     -------    --------      --------------  --------    -------------
Balance, January 1, 2000                 $114     $29,704     $56,848         $(11,942)    $(7,030)        $67,694
Cash dividends declared ($0.375
   per share)                               -           -      (4,035)               -           -          (4,035)

Purchase of 155,654 shares of
   treasury stock                           -           -           -                -      (2,271)         (2,271)

Issuance of stock in connection
   with the exercise of 11,000
   stock options                            -         (50)          -                -         156             106

Net income                                  -           -      10,886                -           -          10,886
Net increase in fair value of
   securities classified as
   available-for-sale, net of
   income taxes and
   reclassification adjustments             -           -           -            4,221           -           4,221
                                         ----     -------     -------         --------     -------         -------
       Total comprehensive income           -           -           -                -           -          15,107
                                                                                                           -------

Balance, September 30, 2000              $114     $29,654     $63,699         $ (7,721)    $(9,145)        $76,601
                                         ====     =======     =======         ========     =======         =======


Balance, January 1, 2001                 $114     $29,654     $65,814          $(3,861)    $(9,145)        $82,576
Cash dividends declared ($0.45
   per share)                               -           -      (4,833)               -           -          (4,833)

Issuance and retirement of
   stock in connection with the
   exercise of 17,466 stock
   options                                  -        (109)          -                -           -            (109)


Net income                                  -           -      12,885                -           -          12,885

Net increase in fair value of
  securities classified as
  available-for-sale, net of
  income taxes and
  reclassification adjustments              -           -           -            8,406           -           8,406
                                         ----     -------     -------         --------     -------         -------
      Total comprehensive income            -           -           -                -           -          21,291
                                                                                                           -------

Balance, September 30, 2001              $114     $29,545     $73,866          $ 4,545     $(9,145)        $98,925
                                         ====     =======     =======         ========     =======         =======

     See accompanying notes to unaudited consolidated financial statements.

                           MIDWEST BANC HOLDINGS, INC.
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                  NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000
                                 (IN THOUSANDS)


                                                                                         2001              2000
                                                                                         ----              ----
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income                                                                          $ 12,885          $ 10,886
   Adjustments to reconcile net income to net cash provided by operating activities
      Depreciation                                                                        1,910             1,984
      Provision for loan losses                                                           1,550             1,425
      Proceeds from sales of trading account securities, net                                815               149
      Net gain on sale of securities                                                     (2,252)             (371)
      Net trading account profits                                                          (815)             (149)
      Federal Home Loan Bank Stock dividend                                                (661)             (371)
   Net proceeds from sales of real estate loans originated for sale                        (643)             (776)
       Gain on sale of other real estate                                                     (1)             (227)
      Increase in other assets                                                           (4,275)          (19,722)
      Increase (decrease) in other liabilities                                            7,807            (9,766)
                                                                                       --------          --------
        Net cash from operating activities                                               16,320           (16,938)

CASH FLOWS FROM INVESTING ACTIVITIES
   Proceeds from sales and maturities of securities available-for-sale                  301,941            86,269
   Principal payments on securities available-for-sale                                   93,657            53,847
   Purchase of securities available-for-sale                                           (476,505)         (135,504)
   Purchase of securities held-to-maturity                                                    -              (870)
   Maturities of securities held-to-maturity                                              1,424             1,144
   Net increase in loans                                                               (131,585)         (146,771)
   Proceeds from sale of other real estate                                                1,156             2,042
   Property and equipment expenditures, net                                                (570)           (2,003)
                                                                                       --------          --------
      Net cash from investing activities                                               (210,482)         (141,846)

CASH FLOWS FROM FINANCING ACTIVITIES
   Net increase in deposits                                                             126,623            76,294
   Issuance of junior subordinated debt, net of debt issuance costs                           -            19,100
   Net bank borrowings                                                                    7,679            56,725
   Dividends paid                                                                        (4,833)           (4,054)
   Securities sold under agreements to repurchase and
     federal funds purchased                                                             62,937            15,100
   Treasury stock activity, net                                                            (109)           (2,165)
                                                                                       --------          --------
      Net cash from financing activities                                                192,297           161,000
                                                                                       --------          --------
   Increase (decrease) in cash and cash equivalents                                      (1,865)            2,216

   Cash and cash equivalents at beginning of period                                      46,556            36,151
                                                                                       --------          --------

   Cash and cash equivalents at end of period                                          $ 44,691          $ 38,367
                                                                                       ========          ========

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

     The annualized results of operations for the three months and nine months ended September 30, 2001 are not necessarily indicative of the results expected for the full year ending December 31, 2001.


NOTE 2 - EARNINGS PER SHARE

     For purposes of per share calculations, the Company had 10,740,392 shares of common stock outstanding at September 30, 2001 and 2000. Basic earnings per share for the three months and nine months ended September 30, 2001 and 2000 were computed by dividing net income by the weighted average number of shares outstanding. Diluted earnings per share for the three and nine months ended September 30, 2001 and 2000 were computed by dividing net income by the weighted average number of shares outstanding, adjusted for the dilutive effect of the outstanding stock options. Computations for basic and diluted earnings per share are provided below.


                                                          FOR THE THREE MONTHS            FOR THE NINE MONTHS
                                                          ENDED SEPTEMBER 30,             ENDED SEPTEMBER 30,
                                                          2001            2000             2001             2000
                                                        -------         -------          -------          -------
                                                               (IN THOUSANDS, EXCEPT PER SHARE DATA)
  BASIC
      Net income                                        $ 4,786         $ 3,790          $12,885          $10,886
                                                        =======         =======          =======          =======
      Weighted average common shares
        outstanding                                      10,740          10,740           10,740           10,775
                                                        =======         =======          =======          =======
      Basic earnings per common share                   $  0.45         $  0.35          $  1.20          $  1.01
                                                        =======         =======          =======          =======
   DILUTED
      Net income                                        $ 4,786         $ 3,790          $12,885          $10,886
                                                        =======         =======          =======          =======
      Weighted average common shares
        outstanding                                      10,740          10,740           10,740           10,775
                                                        =======         =======          =======          =======
      Diluted effect of stock options                       181              24              137               28
                                                        =======         =======          =======          =======
      Dilutive average common shares                     10,921          10,764           10,877           10,803
                                                        =======         =======          =======          =======
      Diluted earnings per common share                 $  0.44         $  0.35          $  1.19          $  1.01
                                                        =======         =======          =======          =======

     All options were included in the computation of diluted earnings per share for the three months and nine months ended September 30, 2001.


NOTE 3 - STOCK OPTIONS

     As of September 30, 2001, 141,000 options had been granted in 2001 at an exercise price of $15.31, and 17,466 stock options had been exercised. The total stock options outstanding at September 30, 2001 were 674,968 with exercise prices ranging between $8.13 and $17.88 with expiration dates between 2006 and 2011.

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

NOTE 5 - RECENT REGULATORY DEVELOPMENTS

     On November 12, 1999, the Gramm-Leach-Bliley Act (the "GLB Act") was enacted. The GLB Act amended or repealed certain provisions of the Glass-Steagall Act and other legislation that restricted the ability of bank holding companies, securities firms, and insurance companies to affiliate with one another. The GLB Act establishes a comprehensive framework to permit affiliations among commercial banks, insurance companies and securities firms. Further, the GLB Act expanded the range of activities in which bank holding companies may engage by allowing certain well managed and well capitalized bank holding companies to be designated as "financial holding companies." In addition, the GLB Act contains provisions intended to safeguard consumer financial information in the hands of financial service providers by, among other things, requiring such entities to disclose their privacy policies to their customers and allowing customers to "opt out" of having their financial service providers disclose their confidential financial information to non-affiliated third parties, subject to certain exceptions. Final regulations implementing the new financial privacy regulations became effective July 1, 2001. Similar to most other consumer-oriented laws, the regulations contain some specific prohibitions and require timely disclosures of certain information. The Company has devoted what it believes are sufficient resources to comply with these new requirements. It is not anticipated that the GLB Act will have a material adverse effect on the operations or prospects of the Company and its subsidiaries. However, to the extent the GLB Act permits banks, securities firms and insurance companies to affiliate, the financial services industry may experience further consolidation. This consolidation could result in a growing number of larger financial institutions that offer a wider variety of financial services than the Company currently offers and that can aggressively compete in the markets the Company currently serves.

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

                ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


           RESULTS OF OPERATIONS - THREE MONTHS AND NINE MONTHS ENDED
                           SEPTEMBER 30, 2001 AND 2000

     Consolidated net income for the third quarter of 2001 was $4.8 million, or $0.45 and $0.44 per basic and diluted share, respectively, a 26.3% increase compared to $3.8 million, or $0.35 per basic and diluted share, for the third quarter of 2000. Basic and diluted earnings per share for the three months ended September 30, 2001 were 28.6% and 25.7%, respectively, higher than for the comparable period in 2000. Consolidated net income for the nine months ended September 30, 2001 was $12.9 million, or $1.19 per diluted share, a 18.4% increase compared to $10.9 million for the similar period in 2000. Diluted earnings per share for the nine months ended September 30, 2001 was 17.8% higher than for the comparable period in 2000.

     Net interest income increased $304,000 or 2.6% to $11.8 million in the third quarter of 2001 compared to $11.5 million in the third quarter of 2000. During the nine months ended September 30, 2001, net interest income increased $186,000 or 0.5% to $34.6 million compared to $34.4 million for the comparable period in 2000. Noninterest income increased 89.9% to $3.6 million and noninterest expense increased 11.4% to $8.0 million in the third quarter of 2001 compared to the similar period in 2000. Noninterest income increased 77.6% to $9.6 million for the nine months ended September 30, 2001 compared to $5.4 million for the similar period in 2000. Noninterest expense for the nine months ended September 30, 2001 was $23.2 million compared to $21.6 million for the similar period in 2000, an increase of $1.6 million or 7.5%.

Net Interest Income
-------------------

     Net interest income was $11.8 million and $11.5 million during the three months ended September 30, 2001 and 2000, respectively, an increase of 2.6%. During the nine months ended September 30, 2001, net interest income increased $186,000, or 0.5%, to $34.6 million in 2001 compared to $34.4 million for the similar period in 2000. The Company's net interest margin (tax equivalent net interest income as a percentage of earning assets) was 3.24% for the three months ended September 30, 2001 compared to 3.57% for the comparable period in 2000. During the nine months ended September 30, 2001, the net interest margin was 3.31% compared to 3.70% for the similar period in 2000. Additional interest rate reductions by the Federal Reserve during the three months ended September 30, 2001 reduced net interest income. These interest rate reductions have adversely affected yields on the Company's predominately variable rate commercial and commercial real estate loan portfolios. The full impact of this has been offset in part by decreases in core deposit rates and maturing certificates of deposits. The net interest margin was also impacted by additional interest expense of $878,000 recognized during the first nine months of 2001 relating to the Company's $20.0 million of trust preferred securities issued in June 2000. The Company was able to offset part of the decrease in the net interest margin with a 5.7% or $83.0 million increase in average earnings assets for the three months ended September 30, 2001 compared to the three months ended June 30, 2001. Net interest income increased due to the growth in average earning assets from $1.3 billion during the third quarter of 2000 to $1.5 billion for the three months ended September 30, 2001. This increase was offset in part by an increase in interest-bearing liabilities of $190.1 million. During the nine months ended September 30, 2001, average earning assets increased 15.7% to $1.5 billion at September 30, 2001 from $1.3 billion at September 30, 2000. In addition, interest-bearing liabilities increased by $176.6 million compared to the similar period in 2000.

     The average loan yield was 8.26% during the third quarter of 2001, a decrease of 16.6% from 9.91% during the comparable period in 2000. For the nine months ended September 30, 2001, the average loan yield was 8.72%, a decrease of 9.1% from 9.59% during the comparable period 2000. During the first nine months of 2001, the Federal Reserve reduced the Federal Funds and Discount Rates by 350 basis points. Additional interest rate reductions of 50 basis points were made on October 2, 2001 and November 6, 2001. The Company's net interest income and net income is dependent in part on stable interest rates. Continued reductions in interest rates may have adverse earnings implications for the Company. The Company uses prepayment penalties and interest rate floors on commercial and commercial real estate loans to mitigate interest rate risks.

     Yields on securities during the third quarter of 2001 were 6.48%, a decrease of 9.5% from 7.16% during the comparable period in 2000. During the nine months ended September 30, 2001, securities' yields decreased 6.8% to 6.71% from 7.20% during the comparable period in 2000. A decrease in mortgage loan interest rates over the first nine months of 2001 has sparked an increase in mortgage loan refinancing which has accelerated the prepayment speeds on the Company's mortgage-backed securities and increased amortization expense on these securities. Following the September 11th terrorist attacks, mortgage loan interest rates have fallen further, and added refinancing activity is expected during the fourth quarter of 2001.

     Yields on earning assets decreased 14.0% to 7.54% during the third quarter of 2001 compared to 8.77% for the third quarter of 2000. The decrease in yields on earning assets was offset by a decrease of 16.5% in average rates on deposits and borrowings. Average rates on deposits decreased to 4.50%, or 17.9% for the three months ended September 30, 2001 from 5.48% for the comparable period in 2000. For the nine months ended September 30, 2001, average rates on deposits decreased 4.7% to 4.89% compared to 5.13% for the comparable period in 2000. Average rates on borrowings were 5.53% for the third quarter of 2001 compared to 6.37% in the comparable period in 2000. For the nine months ended September 30, 2001, the average rates on borrowings were 5.73% compared to 5.96% for the similar period in 2000.

     Based on the current economic conditions and interest rate trends, it is anticipated that yields on interest-earning assets and interest-bearing liabilities will decrease during the fourth quarter of 2001. Yields on interest-bearing liabilities are expected to decrease faster than those on earning assets during the fourth quarter of 2001. In the fourth quarter of 2001, $220.0 million in certificates of deposit at a weighted average rate of 5.76% will mature and reprice at expected lower rates. The Company expects net interest income and net interest margin to improve during the fourth quarter of 2001 compared to the prior quarter.

     The quarter-to-date net interest margin calculation for September 30, 2001 and 2000 is shown below (interest income and average rate on non-taxable securities and loans are reflected on a tax equivalent basis, assuming a 35% federal income tax rate for 2001 and 2000):


                                                     2001                                      2000
                                    ------------------------------------     -------------------------------------
                                      AVERAGE                    AVERAGE      AVERAGE                      AVERAGE
                                      BALANCE      INTEREST        RATE       BALANCE        INTEREST        RATE
                                      -------      --------      -------      -------        --------      -------
                                                                (DOLLARS IN THOUSANDS)
INTEREST-EARNING ASSETS
-----------------------

  Federal funds sold                $    4,411      $    37        3.36%     $    9,581       $   151        6.30%
  Securities taxable                   575,651        9,286        6.45         499,934         8,975        7.18
  Securities tax-exempt                 32,154          559        6.95          42,159           742        7.04
  Commercial loans(1)                  216,162        4,147        7.67         195,734         4,945       10.11
  Commercial real estate
     loans(1)                          542,431       11,495        8.48         413,011        10,499       10.17
  Agriculture loans (1)                 49,752          999        8.03          46,820         1,029        8.79
  Consumer real estate loans(1)        113,096        2,339        8.27         108,074         2,460        9.10
  Consumer installment loans(1)         14,181          334        9.42          14,062           336        9.56
                                    ----------      -------       -----      ----------       -------       -----
                                    $1,547,838      $29,196        7.54%     $1,329,375       $29,137        8.77%
                                    ==========      =======       =====      ==========       =======       =====

INTEREST-BEARING LIABILITIES
----------------------------

 Interest-bearing demand
   deposits                         $  129,793      $   842        2.59%     $  110,642       $   994        3.59%
 Money-market demand
   deposits and savings deposits       265,564        2,017        3.04         247,206         2,825        4.57
 Time deposits less than
    $100,000                           498,255        7,059        5.67         451,593         7,020        6.22
 Time deposits greater than
    $100,000                            99,421        1,318        5.30          56,920           889        6.25

 Public funds                           75,310          790        4.20          59,433           956        6.43
 Federal funds purchased and
    repurchase agreements               62,108          614        3.95          35,036           559        6.38
 FHLB advances                         244,500        3,415        5.59         226,500         3,400        6.00

 Notes and other debentures             27,996          596        8.52          25,565           613        9.59
                                    ----------      -------       -----      ----------       -------       -----
                                    $1,402,947      $16,651        4.75%     $1,212,895       $17,256        5.69%
                                    ==========      =======       =====      ==========       =======       =====
 Net Interest Income                                $12,545        2.79%                      $11,881        3.08%
                                                    =======       =====                       =======       =====
 Net Interest Margin                                               3.24%                                     3.57%
                                                                  =====                                     =====

(1) Nonaccrual loans are included in the average balances, however these loans are not earning any interest.

     The year-to-date net interest margin calculation for September 30, 2001 and 2000 is shown below (interest income and average rate on non-taxable securities and loans are reflected on a tax equivalent basis, assuming a 35% federal income tax rate for 2001 and 2000):


                                                     2001                                      2000
                                    ------------------------------------     -------------------------------------
                                      AVERAGE                    AVERAGE      AVERAGE                      AVERAGE
                                      BALANCE      INTEREST        RATE       BALANCE        INTEREST        RATE
                                      -------      --------      -------      -------        --------      -------
                                                                (DOLLARS IN THOUSANDS)
INTEREST-EARNING ASSETS
-----------------------

  Federal funds sold                $    7,278      $   238        4.36%     $   10,730       $   499        6.20%
  Securities taxable                   533,523       26,767        6.69         496,648        26,865        7.21
  Securities tax-exempt                 33,860        1,780        7.01          41,125         2,157        6.99
  Commercial loans(1)                  214,735       13,472        8.37         191,345        13,940        9.71
  Commercial real estate
     loans(1)                          506,597       33,985        8.94         367,526        27,172        9.86
  Agriculture loans (1)                 48,898        3,026        8.25          44,959         2,913        8.64
  Consumer real estate loans(1)        111,943        7,115        8.47         105,783         7,042        8.88
  Consumer installment loans(1)         14,420        1,011        9.35          13,875           970        9.32
                                    ----------      -------       -----      ----------       -------       -----
                                    $1,471,254      $87,394        7.92%     $1,271,991       $81,558        8.55%
                                    ==========      =======       =====      ==========       =======       =====

INTEREST-BEARING LIABILITIES
----------------------------

 Interest-bearing demand
   deposits                         $  127,565      $ 2,772        2.90%     $  109,256       $ 2,794        3.41%
 Money-market demand
   deposits and savings deposits       265,548        7,004        3.52         245,795         8,096        4.39
 Time deposits less than
    $100,000                           475,400       21,304        5.98         417,627        18,168        5.80
 Time deposits greater than
    $100,000                            88,430        3,805        5.74          61,544         2,723        5.90
 Public funds                           65,703        2,604        5.28          58,413         2,581        5.89
 Federal funds purchased and
    repurchase agreements               41,609        1,471        4.71          33,619         1,524        6.04
 FHLB advances                         243,438       10,114        5.54         213,772         9,163        5.72
 Notes and other debentures             26,696        1,815        9.07          17,786         1,166        8.74
                                    ----------      -------       -----      ----------       -------       -----
                                    $1,334,389      $50,889        5.08%     $1,157,812       $46,215        5.32%
                                    ==========      =======       =====      ==========       =======       =====
 Net Interest Income                                $36,505        2.84%                      $35,343        3.23%
                                                    =======       =====                       =======       =====
 Net Interest Margin                                               3.31%                                     3.70%
                                                                  =====                                     =====

(1) Nonaccrual loans are included in the average balances, however these loans are not earning any interest.

Provision for Loan Losses
-------------------------

     The Company's provision for loan losses was $346,000 for the third quarter of 2001 compared to $535,000 for the similar period in 2000. For the nine months ended September 30, 2001, the provision for loan losses was $1,550,000 compared to $1,425,000 for the comparable period in 2000.

     The allowance for loan losses as a percentage of total loans was 1.02% at September 30, 2001 and 1.04% at December 31, 2000.

Other Income
------------

     Other income, excluding securities gains and trading account profits, was $2.6 million for the three months ended September 30, 2001, an increase of $769,000, or 42.8%, over the comparable period in 2000. For the nine months ended September 30, 2001, other income, excluding securities gains and trading account profits, was $6.5 million, an increase of $1.6 million, or 33.6%, compared to $4.9 million for the comparable period in 2000. Gains on the sale of other real estate were $1,000 and $227,000 for the nine months ended September 30, 2001 and 2000, respectively. The increase in other income is due to increases in service charges on deposits, mortgage loan origination fees, trust income and an increase in the cash surrender value of life insurance. The other income to average assets ratio was 0.63% for the three months ended September 30, 2001 compared to 0.51% for the same period in 2000. For the nine months ended September 30, 2001, the other income to average assets ratio was 0.56% compared to 0.48% for the same period in 2000.

     Service charges on deposits increased 42.7%, or $408,000, to $1.4 million during the third quarter of 2001 from $955,000 in the third quarter of 2000. For the nine months ended September 30, 2001, service charges on deposits increased 30.2%, or $817,000, to $3.5 million compared to $2.7 million for the comparable period in 2000. Service charges on deposits are expected to increase with future deposit growth. The introduction of an expanded deposit service program during the second quarter of 2001 has produced additional service charge income. Management expects continued utilization of this program with ongoing increases in service charge income.

     Insurance and investment brokerage commissions decreased $4,000 or 1.9% to $206,000 for the third quarter of 2001 from $210,000 for the third quarter of 2000. For the nine months ended September 30, 2001, insurance and investment brokerage commissions decreased $72,000 or 12.9% to $486,000 compared to $558,000 for the first nine months of 2000. Insurance and investment brokerage activities are expected to be expanded to many of the Company's banking center locations in the future. The Company expects to consummate its previously announced acquisition of a full service investment brokerage firm during the first quarter of 2002. Management plans to implement the Company's growth strategy by continuing expansion through internal growth and evaluation of acquisitions where appropriate. Management believes it is satisfactorily addressing regulatory concerns raised by compliance memoranda of understanding in effect at two of its banking subsidiaries and will be able to implement its growth strategy as currently planned.

     Mortgage loan origination fees increased 112.7% to $134,000 during the third quarter of 2001 from the comparable period in 2000. For the nine months ended September 30, 2001, mortgage loan origination fees increased $278,000 or 215.5% to $407,000 from $129,000 in the comparable period in 2000. The increases are due primarily to the decline in mortgage loan interest rates and the corresponding increased refinancing activity. The Company places most mortgages originated into the secondary market.

     Trust income decreased by 9.3% or $16,000 to $157,000 for the third quarter of 2001 compared to $173,000 for the similar period in 2000. For the nine months ended September 30, 2001, trust income increased by $23,000 or 4.6% compared to the nine months ended September 30, 2000. Trust income is derived from the market value of trust assets under management and transactional charges. Trust assets under management were $186.4 million as of September 30, 2001.

     The increase in cash surrender value of life insurance was $256,000 during the third quarter of 2001. For the nine months ended September 30, 2001, the increase in cash surrender value of life insurance was $769,000. The increase in cash surrender value of life insurance is not included in interest income. The Company purchased bank owned life insurance ("BOLI") policies in June 2000. Management currently intends to use the increase in cash surrender value of life insurance to offset increased employee benefits expense. The purchase of BOLI in June 2000 reduced the Company's net interest margin for the nine months ended September 30, 2001 compared to the similar period of 2000. Purchases of BOLI were funded from assets defined as earning assets. Earning assets are those that provide interest income. If the BOLI was considered an earning asset, the Company's net interest margin for the nine months ended September 30, 2001 would improve from 3.31% to 3.38%.

     The Company manages its securities available-for-sale portfolio and trading account portfolio on a total return basis. In this respect, management regularly reviews the performance of its securities and sells specific securities to provide opportunities to enhance net interest income and net interest margin, and when possible it will recognize gains on the sale of securities. The Company has a long history of managing its securities in this manner. During the first nine months of 2001, the Company experienced an above average level of refinancing activity on its mortgage-backed securities. Based on recent events, including the most recent interest rate reductions, additional mortgage refinancing activity could have an adverse impact on the Company's net interest income and net interest margin. Trading account profits result from trading strategies that are utilized to supplement narrowing bond yields during periods of interest rate volatility. Sales of securities available-for-sale resulted in net gains of $714,000 in the third quarter of 2001 compared to $80,000 for the comparable period in 2000. For the nine months ended September 30, 2001, gains on the sale of securities were $2.3 million compared to $371,000 for the first nine months of 2000. As interest rates declined during the first nine months of 2001, the market value of some securities increased, and the Company took the opportunity to liquidate those securities and either replace them with similar securities or fund loan growth. Securities available-for-sale are held in a manner which allows for their sale in response to changes in interest rates, liquidity needs or significant prepayment risk. Net trading account profits were $318,000 and $17,000 during the third quarters of 2001 and 2000, respectively. Year-to-date net trading account gains were $815,000 and $149,000 in 2001 and 2000, respectively.

Other Expenses
--------------

     Total other expenses increased 11.4%, or $814,000, to $8.0 million during the third quarter of 2001 compared to $7.2 million for the comparable period in 2000. For the nine months ended September 30, 2001, total other expenses increased 7.5%, or $1.6 million, to $23.2 million from $21.6 million in 2000. The other expenses to average assets ratio was 1.94% for the three months ended September 30, 2001 compared to 2.01% for the same period in 2000. For the nine months ended September 30, 2001, the other expense to average assets ratio was 2.00% compared to 2.14% for the similar period in 2000. The efficiency ratio was 51.9% for the three months ended September 30, 2001 compared to 51.4% for the same period in 2000. For the nine months ended September 30, 2001, the efficiency ratio was 53.0% compared to 52.7% for the same period in 2000.

     Salary and employee benefit expenses increased 16.7%, or $684,000, to approximately $4.8 million for the third quarter of 2001 compared to $4.1 million for the similar period in 2000. For the nine months ended September 30, 2001, salary and benefit expenses increased $1.5 million, or 12.2%, to $13.8 million from $12.3 million for the comparable period in 2000. The number of full-time equivalent employees was 359 at September 30, 2001 compared to 344 as of September 30, 2000. Increased full-time staff positions, enhanced benefit programs, and increased health insurance costs have resulted in the increase in salaries and employee benefits. In June 2000, the Company established a supplemental executive retirement plan ("SERP"). The SERP includes a number of executives of the Company and its subsidiaries. For the nine months ended September 30, 2001, benefit expense related to the SERP totaled $203,000. Health and dental insurance expense increased 16% and 12% for the new plan years starting September 1, 2001 and 2000, respectively. The increase in the number of full-time equivalent employees, as well as salaries and employee benefits, were due in part to the new staffing and related compensation costs of two new banking centers in Roselle, Illinois and Monmouth, Illinois.

     Occupancy expenses increased $2,000, or 0.2%, to $1.2 million during the third quarter of 2001 compared to the similar period in 2000. For the nine months ended September 30, 2001, occupancy expenses increased $129,000, or 3.6%, to $3.8 million from $3.6 million in the first nine months of 2000. Midwest Bank of Western Illinois constructed a new facility, which opened in January 2000. In addition, property tax expense and furniture and equipment maintenance and expenses increased above anticipated levels.

     Expenses, other than salary and employee benefits and occupancy, increased $128,000, or 7.0%, to $2.0 million in the third quarter of 2001 from $1.8 million for the similar period in 2000. Other expenses decreased $4,000, or 0.1%, to $5.6 million for the nine months ended September 30, 2001 compared to the similar period in 2000. The increase in expenses was due primarily to outsourcing arrangements, postage and courier and general operating expenses. In addition, other expenses for the nine months ended September 30, 2001 included an expense of $110,000 for the remaining undepreciated amount related to the original headquarters of Midwest Bank of Western Illinois, which was donated to the City of Monmouth, Illinois as a new City Hall in March 2000.

Income Taxes
------------

     The Company recorded income tax expense of $2.3 million, or 32.7% of net income, and $1.9 million, or 33.8% of net income, for quarters ended September 30, 2001 and 2000, respectively. For the nine months ended September 30, 2001, the provision for income taxes increased 10.7% to $6.5 million, or 33.5% of net income. The increase in income tax expense was due to the growth in pre-tax income for the nine months ended September 30, 2001.


FINANCIAL CONDITION

Loans
-----

     Total loans increased $131.5 million, or 15.9%, to $956.1 million at September 30, 2001 from $824.6 million at December 31, 2000. This increase in loans is due to the Company's ability to develop new lending relationships and expand existing borrowing relationships. The Banks have also added new lending personnel during the first nine months of 2001. Commercial loans increased $8.8 million, or 4.3%, to $214.5 million at September 30, 2001 compared to $205.7 million at December 31, 2000. Commercial real estate loans increased 25.7%, or $115.4 million, to $564.4 million at September 30, 2001 from $449.0 million at December 31, 2000. Agricultural loans increased 9.0%, or $4.3 million, to $52.1 million at September 30, 2001 from $47.8 million at December 31, 2000.

     Consumer real estate loans increased $3.6 million, or 3.3%, to $112.4 million at September 30, 2001 from $108.8 million at December 31, 2000. Consumer loans decreased 2.4% to $14.2 million at September 30, 2001 compared to $14.5 million at December 31, 2000.

     Most mortgage loans the Company originates are sold in the secondary market. At any point in time, loans will be at various stages of the mortgage banking process. Included as part of consumer real estate loans are loans held for sale, which were $616,000 at December 31, 2000 and $1.3 million at September 30, 2001. The carrying value of these loans approximated their market value at that time.

     The Company reported in its 2000 Form 10-K that one of its performance goals for the years 2001-2003 was 8-12% annual growth in average earning assets and 8-12% annual growth in average loans. For the nine months ended September 30, 2001, the Company experienced 14.0% or $100.9 million of growth in average earning assets. For the nine months ended September 30, 2001, the Company experienced 15.9% or $131.5 million growth in loans. Loan demand remains stable and the Company anticipates further growth in loans during the fourth quarter of 2001. Loan growth continues to be primarily in the commercial and commercial real estate portions of the Company's loan portfolio. Loan growth is based on many factors which the Company cannot control or guaranty.

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

     Following is a summary of changes in the allowance for loan losses for the nine months ended September 30:

                                                 2001            2000
                                                 ----            ----
                                                (Dollars in thousands)

Balance, January 1                              $8,593          $7,567
Provision charged to operations                  1,550           1,425
Loans charged-off                                 (552)           (826)
Recoveries                                         142              76
                                                ------          ------
Balance, September 30                           $9,733          $8,242
                                                ======          ======

     The Company recognizes that credit losses will be experienced and the risk of loss will vary with, among other things, general economic conditions; the type of loan being made; the creditworthiness of the borrower over the term of the loan and, in the case of a collateralized loan, the quality of the collateral for such loan. The allowance for loan losses represents the Company's estimate of the allowance necessary to provide for probable incurred losses in the portfolio. In making this determination, the Company analyzes the ultimate collectibility of the loans in its portfolio by incorporating feedback provided by internal loan staff, an independent loan review function and information provided by examinations performed by regulatory agencies. The Company makes an ongoing evaluation as to the adequacy of the allowance for loan losses.

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

     The analysis of the allowance for loan losses is comprised of three components: specific credit allocation; general portfolio allocation and a subjectively determined allocation. The specific credit allocation includes a detailed review of the credit in accordance with SFAS Nos. 114 and 118, and an allocation is made based on this analysis. The general portfolio allocation consists of an assigned reserve percentage based on the credit rating of the loan. The subjective portion is determined based on loan history and the Company's evaluation of various factors including economic and industry conditions. In addition, the subjective portion of the allowance is influenced by trends in the portfolio including delinquencies and impairments, as well as changes in the composition of the portfolio.

     The allowance for loan losses is based on estimates, and ultimate losses will vary from current estimates. These estimates are reviewed quarterly, and as adjustments, either positive or negative, become necessary, a corresponding increase or decrease is made in the provision for loan losses. The methodology used to determine the adequacy of the allowance for loan losses is consistent with prior periods.

     The allowance for loan losses was $9.7 million or 1.02% of total loans as of September 30, 2001 compared to $8.6 million or 1.04% of total loans at December 31, 2000. In management's judgment, an adequate allowance for loan losses has been established.

Nonaccrual and Nonperforming Loans
----------------------------------

     Nonaccrual loans increased to $1.7 million at September 30, 2001 from $1.2 million at December 31, 2000. Most of the nonaccrual loans are related to several commercial loans which are being addressed by specific workout plans at this time.

     Nonperforming loans include nonaccrual loans and accruing loans which are 90 days or more delinquent. Typically, these loans have adequate collateral protection or a personal guaranty to provide a source of repayment to the bank. Nonperforming loans were $3.4 million at September 30, 2001 compared to $2.3 million at December 31, 2000 and $3.5 million at September 30, 2000. Nonperforming loans were 0.36%, 0.28%, and 0.44% of total loans at September 30, 2001, December 31, 2000, and September 30, 2000, respectively. Nonperforming loans were 0.20%, 0.23%, and 0.24% of total assets at September 30, 2001, December 31, 2000, and September 30, 2000, respectively. Allowance for loan losses to nonperforming loans ratio was 2.86x, 3.82x, and 2.37x at September 30, 2001, December 31, 2000, and September 30, 2000, respectively.

     Other real estate owned was $355,000 and $1.2 million at September 30, 2001 and December 31, 2000, respectively. Other real estate owned was 0.02% and 0.08% of total assets at September 30, 2001 and December 31, 2000, respectively.

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

     Securities are classified as available-for-sale if they may be sold as part of the Company's asset/liability management strategy in response to changes in interest rates, liquidity needs or significant prepayment risk. Securities available-for-sale are carried at fair value, with related unrealized net gains or losses, net of deferred income taxes, recorded as an adjustment to equity capital. At September 30, 2001, unrealized gains, net of taxes on securities available-for-sale were $4.5 million compared to unrealized losses of $3.9 million at December 31, 2000. The decrease in net unrealized losses on securities available-for-sale resulted in a $8.4 million increase in book equity.

     Securities available-for-sale increased 19.0% to $611.1 million at September 30, 2001 from $513.5 million at December 31, 2000. U.S. Treasury and agency securities decreased by $404,000 or 43.3% to $530,000 at September 30, 2001 from $934,000 at December 31, 2000. U.S. government agency mortgage-backed securities and collateralized mortgage obligations increased 24.0%, or $101.9 million, from $424.1 million at December 31, 2000 to $526.0 million at September 30, 2001. Equity securities increased $13.5 million or 22.6% from $59.7 million at December 31, 2000 to $73.2 million at September 30, 2001. Equity securities included Federal Home Loan Mortgage Corporation preferred stock, capital securities of bond-rated or credit equivalent community banks, Federal Home Loan Bank and Federal Reserve Bank stock at September 30, 2001. Rated other corporate bonds decreased to $2.7 million or 84.7% at the end of the third quarter of 2001 from the year ended 2000.

     All fixed and adjustable rate mortgage pools and collateralized mortgage obligations contain a certain amount of risk related to the uncertainty of prepayments of the underlying mortgages. Interest rate changes have a direct impact upon prepayment rates. The Company uses computer simulation models to test the average life and yield volatility of adjustable rate mortgage pools and collateralized mortgage obligations under various interest rate assumptions to monitor volatility on a quarterly basis.

     Securities held-to-maturity decreased $1.4, or 5.7%, from $25.2 million at December 31, 2000 to $23.8 million at September 30, 2001.

     There were no trading account securities held at September 30, 2001 or December 31, 2000. The Company holds trading account securities on a short-term basis based on market and liquidity conditions.

Other Assets
------------

     The Company's investment in Bank-Owned Life Insurance ("BOLI") increased by $702,000 as the cash surrender value of the insurance increased from December 31, 2000 to September 30, 2001. Management currently intends to use the BOLI to fund future employee benefit expense.

Deposits and Borrowed Funds
---------------------------

     Total deposits of $1.2 billion at September 30, 2001 represented an increase of $126.6 million, or 11.7%, from $1.1 billion at December 31, 2000. Non-interest-bearing deposits were $120.3 million at September 30, 2001, approximately $8.5 million lower than the $128.7 million level at December 31, 2000. Over the same period, interest-bearing deposits increased 14.1%, or $135.1 million. Certificates of deposit under $100,000 increased $63.9 million or 14.5% to $503.9 million at September 30, 2001 from $440.0 million at December 31, 2000.

     The Company's membership in the Federal Home Loan Bank System gives it the ability to borrow funds from the Federal Home Loan Bank of Chicago for short- or long-term purposes under a variety of programs. The loans were used to fund growth and permit the Company's bank subsidiaries to extend term maturities, reduce funding costs and manage interest rate risk exposures more effectively.

     Federal Home Loan Bank advances were $244.5 million at September 30, 2001 and $239.5 million at December 31, 2000. The weighted average rate for Federal Home Loan Bank advances was 5.54% during the nine months ended September 30, 2001 with a range of maturities between one and ten years.

     Borrowed funds at September 30, 2001 and December 31, 2000 are listed below:

                                                  2001            2000
                                                  ----            ----
                                                  (Dollars in thousands)

Federal Home Loan Bank (FHLB)
  advances to bank subsidiaries                 $244,500        $239,500
Revolving line of credit  ($25,000,000
  available)                                       6,500           5,300

Note payable                                       1,479               -
                                                --------        --------
    Total notes payable                         $252,479        $244,800
                                                ========        ========

     Amounts outstanding under the Company's revolving line of credit represent borrowings incurred to provide capital contributions to the Banks to support their growth. The Company makes interest payments, at its option at the 30-, 60-, 90- or 180-day London Inter-Bank Offered Rate ("LIBOR") plus 95 basis points or the prime rate less 25 basis points. The amounts outstanding at September 30, 2001 and 2000, respectively were $6.5 million and $5.3 million.

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

     The Company also utilizes securities sold under repurchase agreements as a source of funds. Most local municipalities and some other organizations must have funds insured or collateralized pursuant to their policies. Repurchase agreements provide a source of funds and do not increase the Company's reserve requirement. Although the balance of repurchase agreements is subject to variation, particularly seasonal variation, the account relationship represented by these balances are principally local and have been maintained for relatively long periods of time. The Company had $42.5 million in securities sold under repurchase agreements at September 30, 2001 compared to $20.5 million at December 31, 2000. The Company had $44.7 million in federal funds purchased at September 30, 2001 compared to $3.8 million at December 31, 2000.

     In addition, the Company issued 10% junior subordinated debentures aggregating $20,000,000 to MBHI Capital Trust I, a wholly-owned subsidiary of the Company. The junior subordinated debentures pay interest on a quarterly basis and will mature on June 7, 2030. The junior subordinated debentures can be redeemed in whole or in part, beginning June 7, 2005.

Capital Resources
-----------------

     Stockholders' equity increased $16.3 million, or 19.8%, from $82.6 million at December 31, 2000 to $98.9 million at September 30, 2001. The increase was due to 2001 cumulative earnings exceeding dividends declared and a $8.4 million decrease in accumulated other comprehensive loss.

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

     The Company and each of the Banks were categorized as well capitalized as of September 30, 2001. Management is not aware of any conditions or events since the most recent regulatory notification that would change the Company's or the Banks' categories.

     Capital levels and minimum required levels (dollars in thousands):


                                                                        At September 30, 2001
                                                 ------------------------------------------------------------------
                                                        Actual          Minimum Required        Minimum Required
                                                                      for Capital Adequacy   to be Well Capitalized
                                                 ------------------   ---------------------- ----------------------
                                                  Amount       Ratio        Amount     Ratio     Amount     Ratio
                                                 --------      -----       -------     -----    --------  ---------
                                                                     (Dollars in thousands)
 Total capital to risk-weighted assets
 Company                                         $120,158      11.0%       $87,223     8.0%     $109,029    10.0%
 Midwest Bank and Trust Company                    53,293      11.4         37,375     8.0        46,719    10.0
 Midwest Bank of Hinsdale                          27,445      10.4         21,202     8.0        26,502    10.0
 Midwest Bank of McHenry County                    25,250      11.3         17,911     8.0        22,389    10.0
 Midwest Bank of Western Illinois                  15,515      11.8         10,554     8.0        13,193    10.0

 Tier I capital to risk-weighted assets
 Company                                          110,425      10.1         43,612     4.0       65,417      6.0
 Midwest Bank and Trust Company                    49,126      10.5         18,688     4.0       28,032      6.0
 Midwest Bank of Hinsdale                          25,097       9.5         10,601     4.0       15,901      6.0
 Midwest Bank of McHenry County                    23,236      10.4          8,956     4.0       13,434      6.0
 Midwest Bank of Western Illinois                  14,312      10.8          5,277     4.0        7,916      6.0

 Tier I capital to average assets
 Company                                          110,425       6.8         65,174     4.0       81,468      5.0
 Midwest Bank and Trust Company                    49,126       7.1         27,529     4.0       34,411      5.0
 Midwest Bank of Hinsdale                          25,097       7.0         14,370     4.0       17,962      5.0
 Midwest Bank of McHenry County                    23,236       6.7         13,865     4.0       17,332      5.0
 Midwest Bank of Western Illinois                  14,312       6.2          9,182     4.0       11,478      5.0



                                                                        At September 30, 2000
                                                 ------------------------------------------------------------------
                                                        Actual          Minimum Required        Minimum Required
                                                                      for Capital Adequacy   to be Well Capitalized
                                                 ------------------   ---------------------- ----------------------
                                                  Amount       Ratio        Amount     Ratio     Amount     Ratio
                                                 --------      -----       -------     -----    --------  ---------
                                                                     (Dollars in thousands)
 Total capital to risk-weighted assets
 Company                                         $108,035      12.2%       $70,784     8.0%     $88,480     10.0%
 Midwest Bank and Trust Company                    48,267      12.5         30,932     8.0       38,665     10.0
 Midwest Bank of Hinsdale                          23,946      11.5         16,675     8.0       20,843     10.0
 Midwest Bank of McHenry County                    22,439      13.4         13,404     8.0       16,755     10.0
 Midwest Bank of Western Illinois                  13,547      11.3          9,555     8.0       11,944     10.0

 Tier I capital to risk-weighted assets
 Company                                           99,794      11.3         35,392     4.0       53,088      6.0
 Midwest Bank and Trust Company                    44,455      11.5         15,466     4.0       23,199      6.0
 Midwest Bank of Hinsdale                          22,179      10.6          8,337     4.0       12,506      6.0
 Midwest Bank of McHenry County                    20,868      12.5          6,702     4.0       10,053      6.0
 Midwest Bank of Western Illinois                  12,456      10.4          4,778     4.0        7,167      6.0

 Tier I capital to average assets
 Company                                           99,794       7.0         56,641     4.0       70,801      5.0
 Midwest Bank and Trust Company                    44,455       7.2         24,617     4.0       30,771      5.0
 Midwest Bank of Hinsdale                          22,179       7.2         12,292     4.0       15,365      5.0
 Midwest Bank of McHenry County                    20,868       7.3         11,399     4.0       14,248      5.0
 Midwest Bank of Western Illinois                  12,456       6.2          8,069     4.0       10,087      5.0

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

     Net cash inflows provided by operations were $16.3 million for the nine months ended September 30, 2001 compared to outflows of $16.9 million a year earlier. Net cash outflows from investing activities were $210.4 million in the first nine months of 2001 compared to a net cash outflow of $141.8 million a year earlier. Cash inflows from financing activities for the nine months ended September 30, 2001 were $192.3 million compared to a net inflow of $161.0 million in the comparable period 2000.

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

     Interest received net of interest paid was a principal source of operating cash inflows for the three months ended September 30, 2001 and September 30, 2000, respectively. Management of investing and financing activities as well as market conditions determine the level and the stability of net interest cash flows. Management's policy is to mitigate the impact of changes in market interest rates to the extent possible so that balance sheet growth is the principal determinant of growth in net interest cash flows.

                ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES
                                ABOUT MARKET RISK

Interest Rate Sensitivity Analysis
----------------------------------

     The Company's overall interest rate sensitivity is demonstrated by net interest income analysis. Net interest income analysis measures the change in net interest income in the event of hypothetical changes in interest rates. This analysis assesses the risk of change in net interest income in the event of sudden and sustained 1.0% to 2.0% increases and decreases in market interest rates. The table below presents the Company's projected changes in net interest income for the various rate shock levels at September 30, 2001.

                                               Net Interest Income
                                     --------------------------------------
                                      Amount         $ Change      % Change
                                     ---------       --------      --------
                                            (dollars in thousands)

 -200 bp                             $57,349          $ 129          0.23%
 -100 bp                              56,709           (511)        (0.89)
 Base                                 57,220              -             -
 +100 bp                              56,902           (318)        (0.56)
 +200 bp                              56,386           (834)        (1.46)

     As shown above, at September 30, 2001, the effect of an immediate 200 basis point increase in interest rates would decrease the Company's net interest income by 1.46%, or $834,000. The effect of an immediate 200 basis point reduction in rates would increase the Company's net interest income by 0.23%, or $129,000.

     The projected changes in the Company's net interest income for the various rate shock levels at December 31, 2000 were the following:

                                               Net Interest Income
                                     --------------------------------------
                                      Amount         $ Change      % Change
                                     ---------       --------      --------
                                            (dollars in thousands)

 -200 bp                             $42,560         $(1,876)       (4.22)%
 -100 bp                              43,578            (858)       (1.93)
 Base                                 44,436               -            -
 +100 bp                              43,999            (437)       (0.98)
 +200 bp                              43,320          (1,116)       (2.51)

     Changes in the mix of earning assets and interest-bearing liabilities increased the Company's liability sensitivity during the past nine months.

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

               SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES
                          LITIGATION REFORM ACT OF 1995

     This report contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The Company intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 and is including this statement for purposes of these safe harbor provisions. Forward-looking statements, which are based on certain assumptions and describe future plans, strategies, and expectations of the Company, are generally identifiable by use of the words "believe," "expect," "intend," "anticipate," "estimate," "project," or similar expressions. The Company's ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Important factors which could cause actual events to differ from the Company's expectations include, but are not limited to, fluctuations in interest rates and loan and deposit pricing, which could reduce the Company's net interest margins, asset valuations and expense expectations; a deterioration in the economy or business conditions, either nationally or in the Company's market areas, that could increase credit-related losses and expenses; increases in defaults by borrowers and other loan delinquencies resulting in increases in the Company's provision for loan losses and related expenses; the inability of the Company to implement its growth and strategic plans as expected; higher than anticipated costs related to the Company's new banking centers or slower than expected earning assets growth which could extend anticipated breakeven periods at these locations; significant increases in competition; legislative or regulatory changes applicable to bank holding companies or the Company's banking or other subsidiaries; and possible changes in tax rates, tax laws, or tax law interpretation.

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

     None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits

     The following exhibits are either filed as part of this report or are incorporated herein by reference:

     3.1 Restated Certificate of Incorporation, as amended (incorporated by reference to Registrant's Registration Statement on Form S-1, Registration No. 333-42827).
     3.2 Restated By-laws, as amended (incorporated by reference to Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998, File No. 0-29652).
     3.3 Amendment of Restated By-laws (incorporated by reference to Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2000, File No. 0-29598).
     4.1 Specimen Common Stock Certificate (incorporated by reference to Registrant's Registration Statement on Form S-1, Registration No. 333-42827).
     4.2 Certain instruments defining the rights of the holders of long-term debt of the Company and certain of its subsidiaries, none of which authorize a total amount of indebtedness in excess of 10% of the assets of the Company and its subsidiaries on a consolidated basis, have not been filed as Exhibits. The Company hereby agrees to furnish a copy of any of these agreements to the SEC upon request.
     10.1 Form of Supplemental Executive Retirement Agreement dated as of June 20, 2000 entered into between the Company and certain executive and senior officers of the Company on September 28, 2001.
     10.2 Form of Transitional Employment Agreement dated as of June 20, 2000 by and between the Company and certain executive officers of the Company.

     (b) Reports on Form 8-K

          Current Report on Form 8-K dated July 16, 2001, filed with the SEC on July 16, 2001.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:    November 12, 2001

                                MIDWEST BANC HOLDINGS, INC.
                                (Registrant)

                                By: /s/ Brad A. Luecke
                                   ---------------------------------------------
                                   Brad A. Luecke,
                                   President and Chief Executive Officer

                                By: /s/ Daniel R. Kadolph
                                   ---------------------------------------------
                                   Daniel R. Kadolph,
                                   Senior Vice President and
                                   Chief Financial Officer

                                    EXHIBITS

     3.1 Restated Certificate of Incorporation, as amended (incorporated by reference to Registrant's Registration Statement on Form S-1, Registration No. 333-42827).
     3.2 Restated By-laws, as amended (incorporated by reference to Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998, File No. 0-29652).
     3.3 Amendment of Restated By-laws (incorporated by reference to Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2000, File No. 0-29598).
     4.1 Specimen Common Stock Certificate (incorporated by reference to Registrant's Registration Statement on Form S-1, Registration No. 333-42827).
     4.2 Certain instruments defining the rights of the holders of long-term debt of the Company and certain of its subsidiaries, none of which authorize a total amount of indebtedness in excess of 10% of the assets of the Company and its subsidiaries on a consolidated basis, have not been filed as Exhibits. The Company hereby agrees to furnish a copy of any of these agreements to the SEC upon request.
     10.1 Form of Supplemental Executive Retirement Agreement dated as of June 20, 2000 entered between the Company and certain executive and senior officers of the Company on September 28, 2001.
     10.2 Form of Transitional Employment Agreement dated as of June 20, 2000 by and between the Company and certain executive officers of the Company.