Form 10-K
period 2001-12-31
MIDWEST BANC HOLDINGS INC
filed 2002-04-01
CIK 1051379

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

             [X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                     THE SECURITIES EXCHANGE ACT OF 1934
                  For the fiscal year ended December 31, 2001

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

                               YES [ ]     NO [ ]

     As of March 22, 2002, the aggregate market value of the registrant's common stock held by nonaffiliates of the registrant was approximately $137,326,000 based upon the last sales price of the common stock on that date.(1)

     As of March 22, 2002, the number of shares outstanding of the registrant's common stock, par value $0.01 per share, was 10,740,956.

                       DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Company's Proxy Statement for the 2002 Annual Meeting of Stockholders are incorporated by reference into Part III.

----------
(1) Based upon the closing price of the registrant's common stock on March 22, 2002, and reports of beneficial ownership filed by directors and executive officers of the registrant and by beneficial owners of more than 5% of the outstanding shares of common stock of the registrant. However, such determination of shares owned by affiliates does not constitute an admission of affiliate status or beneficial interest in shares of registrant's common stock.

================================================================================

                          MIDWEST BANC HOLDINGS, INC.
                                    FORM 10-K

                                      INDEX

                                                                                                          PAGE NO.
                                                                                                          --------
PART I

Item 1.         Business                                                                                     1
Item 2.         Properties                                                                                  18
Item 3.         Legal Proceedings                                                                           19
Item 4.         Submission of Matters to a Vote of Stockholders                                             19

PART II

Item 5.         Market for the Registrant's Common Equity and Related Stockholder Matters                   20
Item 6.         Selected Consolidated Financial Data                                                        21
Item 7.         Management's Discussion and Analysis of Financial Condition and Results of Operations       22
Item 7A.        Quantitative and Qualitative Disclosures about Market Risk                                  43
Item 8.         Consolidated Financial Statements and Supplementary Data                                    43
Item 9.         Changes in and Disagreements with Accountants on Accounting and Financial Disclosure        43

PART III

Item 10.        Directors and Executive Officers of the Registrant                                          44
Item 11.        Executive Compensation                                                                      44
Item 12.        Security Ownership of Certain Beneficial Owners and Management                              44
Item 13.        Certain Relationships and Related Transactions                                              44

PART IV

Item 14.        Exhibits, Financial Statement Schedules and Reports on Form 8-K                             44
                Signature(s) Page                                                                           47
                Contents of Consolidated Financial Statements                                              F-1


                                     PART I

ITEM 1. BUSINESS

THE COMPANY

     Midwest Banc Holdings, Inc. (the "Company") is a community-based bank holding company headquartered in Melrose Park, Illinois. The Company, through its wholly-owned banking subsidiaries, provides a wide range of services, including traditional banking services, personal and corporate trust services, residential mortgage services, insurance brokerage and retail securities brokerage services. The Company's principal operating subsidiaries are four Illinois community banks: Midwest Bank and Trust Company, Midwest Bank of Hinsdale, Midwest Bank of McHenry County, and Midwest Bank of Western Illinois (collectively, the "Banks"). Each of the Banks is chartered as an Illinois state bank.

     The Banks are community-oriented, full-service commercial banks, providing traditional banking services to individuals, small-to-medium-sized businesses, government and public entities and not-for-profit organizations. The Banks operate out of 18 locations, with 12 banking centers in the greater Chicago metropolitan area and six banking centers in Western Illinois. Porter Insurance Agency, Inc., a subsidiary of Midwest Bank of Western Illinois, acts as an insurance agency for individuals and corporations. First Midwest Data Corp., a subsidiary of the Company, provides data processing services to the Company and all of the Banks except Midwest Bank of Western Illinois. Midwest Financial and Investment Services, Inc., a subsidiary of the Company, provides securities brokerage services to customers of each of the Banks.

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

     Certain information with respect to the Banks and the Company's nonbank subsidiaries as of December 31, 2001, is set forth below:

                                                                                                          NUMBER OF
                                                                                                           BANKING
COMPANY SUBSIDIARIES                              HEADQUARTERS            MARKET AREA                CENTERS OR OFFICES
--------------------                              ------------            -----------                ------------------
Banks:

Midwest Bank and Trust Company                    Elmwood Park, IL        Chicago, Elmwood                      5
                                                                          Park, Melrose Park,
                                                                          Oak Park, River
                                                                          Forest, Forest Park,
                                                                          Franklin Park, River
                                                                          Grove and Maywood

Midwest Bank of Hinsdale                          Hinsdale, IL            Hinsdale, Downers                     3
                                                                          Grove, Burr Ridge,
                                                                          Westmont, Oak
                                                                          Brook, Clarendon
                                                                          Hills, Roselle and
                                                                          Bloomingdale

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

Midwest Bank of Western Illinois                  Monmouth, IL            Monmouth,                             6
                                                                          Galesburg, Oquawka,
                                                                          Kirkwood,
                                                                          and Aledo

Nonbanks:

Porter Insurance Agency, Inc.                     Alexis, IL              Western Illinois                      2

First Midwest Data Corp                           Melrose Park, IL        *                                     1

MBHI Capital Trust I                              Melrose Park, IL        **                                   --

Midwest Financial and Investment                  Elmwood Park, IL        ***                                   4
Services, Inc.

----------
  * Performs data processing services for the Company and all of the Banks, except Midwest Bank of Western Illinois.
 ** The trust is a statutory business trust formed as a financing subsidiary of the Company.
*** Provides securities brokerage services to consumers and commercial business; commenced operations in March 2002.

HISTORY

The Banks

     Midwest Bank and Trust Company was established in 1959 in Elmwood Park to provide community and commercial banking services to individuals and businesses in the neighboring western suburbs of Chicago. Midwest Bank and Trust Company grew in the 1960s and 1970s with the economic development and population expansion of Elmwood Park, Melrose Park, Forest Park, River Grove, Franklin Park, and, to a lesser extent, River Forest and Oak Park.

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

     In an effort to diversify the Company's core deposit base and develop profitable growth opportunities at a reasonable cost of market entry, the Company began an expansion program in West Central Illinois in the early 1990s. The Company acquired the Bank of Oquawka in Henderson County in 1991 and The National Bank of Monmouth via a merger with West Central Illinois Bancorp in 1993. Subsequently, the Bank of Oquawka was merged into The National Bank of Monmouth in 1994. A new full-service banking center was opened in Galesburg in Knox County in 1996. In 1998, The National Bank of Monmouth converted from a national bank to an Illinois state chartered bank and changed its name to Midwest Bank of Western Illinois. On December 18, 1999, Midwest Bank of Western Illinois acquired the deposits and fixed assets of the Aledo Banking Center of Associated Bank-Illinois. In January 2001, Midwest Bank of Western Illinois opened a full service banking center in a grocery store in Monmouth. Midwest Bank of Western Illinois currently has a network of six banking centers in Monmouth, Galesburg, Oquawka, Kirkwood, and Aledo.

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

     Porter Insurance Agency, Inc. was acquired by Midwest Bank of Western Illinois in 1998 to provide insurance services to customers of the bank. This subsidiary also maintains an independent customer base that represents more than 85% of its current premiums and commissions.

     In May 2000, the Company formed MBHI Capital Trust I (the "Trust"). The Trust is a statutory business trust formed under the laws of the State of Delaware and is wholly owned by the Company. In June 2000, the Trust issued 10.0% preferred securities with an aggregate liquidation amount of $20,000,000 ($25 per preferred security) to third-party investors in an underwritten public offering.

     In March 2002, the Company acquired the assets of Service 1st Financial Corp. through its newly formed subsidiary, Midwest Financial and Investment Services, Inc. This subsidiary provides securities brokerage services to both bank and non-bank customers.


THE BANKS

     The Company functions as a network of autonomous banks with centralized planning and staff support functions performed at the holding company level. Each Bank faces different levels and varied types of competition, which are addressed by the local, decentralized nature of each Bank. The Banks maintain full responsibility for the day-to-day operations of each banking center, including lending practices and decision-making, pricing, sales and customer service. The Banks are supported by centralized staff services provided by the Company for accounting, auditing, financial and strategic planning, marketing, human resources, loan review, securities management, retail sales, training, and regulatory compliance. The Banks, except Midwest Bank of Western Illinois, have centralized at Midwest Bank and Trust Company their bookkeeping and loan operations functions.

     Set forth below is selected financial and other information for each Bank for the year ended December 31, 2001.

                                                       TOTAL               TOTAL           NET
                                                       ASSETS              EQUITY         INCOME
                                                       ------              ------         ------
                                                                       (IN THOUSANDS)
Midwest Bank and Trust Company                        $755,103            $50,226         $10,370
Midwest Bank of Hinsdale                               425,478             25,841           4,454
Midwest Bank of McHenry County                         370,131             24,080           4,061
Midwest Bank of Western Illinois(1)                    253,249             18,273           2,077

----------
(1) Includes net income of Porter Insurance Agency, Inc.

     The Banks accounted for nearly 99.7% of the assets and virtually all the net income of the Company as of and for the years ended 2001, 2000, and 1999.

MARKETS

     The Banks operate in broadly diverse markets, with varying levels and growth rates of economic development and activity. Population trends, geographic density, and the demographic mix vary by market. The largest segments of the Company's customer base live and work in relatively mature markets in Cook, DuPage and McHenry Counties and West Central Illinois. The market in Hinsdale is a more affluent and upwardly mobile segment with a higher percentage of white-collar professionals.

     The Company considers its primary market areas to be those areas immediately surrounding its offices for retail customers and generally within a 10-20 mile radius of each Bank for commercial relationships. The Banks operate out of 12 full-service locations in the Chicago metropolitan area and six offices in West Central Illinois. Accordingly, the Company's business extends throughout the Chicago metropolitan area and Western Illinois, but is highly concentrated in the areas in which the Banks' offices are located. The communities in which the Banks' offices are located have a broad spectrum of demographic characteristics. These communities include a number of densely populated areas as well as rural areas, and some extremely high-income areas as well as many middle-income and some low-to-moderate income areas.


STRATEGY

     The Company believes that its continued success is dependent on its ability to provide its customers value-added retail and commercial banking programs and other financial products and services which are delivered by experienced, committed banking professionals operating under the highest standards of customer service. The growth strategy of the Company is to increase its core banking business, develop its insurance and retail brokerage activities, and expand into new markets and diversify the financial services it offers. The Company's strategy includes the following objectives: (i) maintain high levels of customer service; (ii) increase market share within existing markets and expand into new markets; (iii) enhance cross-selling of value-added products and services; (iv) maintain a competitive position in product development and marketing; (v) increase the revenue base of nonbank financial services subsidiaries; (vi) increase existing loan-to-deposit ratios of the Banks and
(vii) expand funding sources for liquidity and interest rate risk management. Management believes that these strategies, which are subject to change at any time based upon market conditions, will support the continued profitable growth of the Company.

     The Company has established the following performance goals for the years 2001 - 2003: (1) annual growth in earning assets of 8.0% to 12.0%; (2) annual growth in income of 12.0% to 15.0%; (3) average annual growth in diluted earnings per share of 12.0% to 15.0%; (4) return on average assets of 1.05% to 1.15%; and (5) return on average equity of 16.0% to 18.0%. For 2001, the Company either met or exceeded each of these five performance goals. The Company has revised and extended through 2004 its performance goals as follows: (1) annual growth of earning assets of 10.0% to 12.0%; (2) annual growth in income of 12.0% to 15.0%; (3) average annual growth in diluted earnings per share of 12.0% to 15.0%; (4) return on average assets of 1.10% to 1.20%; and (5) return on average equity of 16.0 to 20.0%. The Company has established the following specific goals for fiscal 2002: (1) diluted earnings per share of $2.00; (2) total assets of $2 billion; (3) net interest margin on a tax-equivalent basis of 3.50%; and
(4) return on average equity of 20.0%. Management anticipates that without any material deterioration in asset quality and economic conditions, these targets are attainable, though it cannot make any guarantee that actual results will meet or exceed these goals.

PRODUCTS AND SERVICES

Deposit Products

     Management believes the Company and the Banks offer competitive deposit products and programs which address the needs of customers in each of the local markets served. These products include:

     Checking and NOW Accounts. The Company has developed a range of different checking account products designed and priced to meet specific target segments (e.g., Free Checking and Small Business Checking) of the local markets served by each Bank. The Company offers several types of premium rate NOW accounts with interest rates indexed to the prime rate or the 91-day U.S. Treasury bill rate.

     Savings and Money Market Accounts. The Company offers multiple types of money market accounts with interest rates indexed to the 91-day U.S. Treasury bill rate as well as various types of savings accounts.

     Time Deposits. The Company offers a wide range of innovative time deposits (including traditional and Roth Individual Retirement Accounts), usually offered at premium rates with special features to protect the customer's interest earnings in changing interest rate environments.


Lending Services

     The Company's loan portfolio consists of commercial loans, commercial real estate loans, agricultural loans, consumer real estate loans (including home equity lines of credit), and consumer installment loans. Management emphasizes sound credit analysis and loan documentation. Management also seeks to avoid undue concentrations of loans to a single industry or based on a single class of collateral. Management requires personal guarantees of the principals except on cash secured, state or political subdivision, or non-for-profit loans. The Company has focused its efforts on building its lending business in the following areas:

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

     Consumer Real Estate Loans. Consumer real estate loans are made to finance residential units that will house from one to four families. While the Company originates both fixed and adjustable rate consumer real estate loans, most one- to five-year adjustable rate loans originated pursuant to Fannie Mae and Freddie Mac guidelines are sold in the secondary market. In the normal course of business, the

Company retains medium-term fixed-rate loans. See "Management's Discussion and Analysis of Financial Condition and Results of Operation."

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


ATMs

     The Banks maintain a network of 26 ATM sites generally located within the Banks' local markets. All except two off-site ATMs are owned by the Banks. Eighteen of the ATM sites are located at various banking centers and are maintained off-site at hotels, supermarkets, and schools.


Trust Activities

     Midwest Bank and Trust Company and Midwest Bank of Western Illinois offer land trusts, personal trusts, custody accounts, retirement plan services, and corporate trust services. As of December 31, 2001, the Trust Department of Midwest Bank and Trust Company maintained trust relationships representing an aggregate market value of $135.8 million in assets with an aggregate book value of $131.0 million. In addition, the Trust Department of Midwest Bank and Trust Company administered 1,974 land trust accounts as of December 31, 2001. Midwest Bank of Western Illinois also provides trust services to its customers and maintained trust accounts with an aggregate market value of $49.0 million and an aggregate book value of $35.7 million as of December 31, 2001.


Insurance Services

     Porter Insurance Agency, Inc. is a full line independent insurance agency acquired by Midwest Bank of Western Illinois in 1998. Concentrating in agricultural-related insurance products, Porter Insurance Agency, Inc. is one of the largest writers of crop hail insurance in Western Illinois. Its services also include individual health care contracts and homeowners' insurance, as well as commercial and retail automobile insurance for individuals, new car dealerships, and commercial trucking fleets.

Securities Brokerage

     Securities brokerage services have been provided through arrangements with an independent regional brokerage firm, Service 1st Financial Corp., which has been operating for 13 years in our banking franchise. Licensed brokers are located at four banking centers and provide investment-related services, including securities trading, financial planning, mutual funds sales, fixed and variable rate annuities, and tax-exempt and conventional unit trusts. In March 2002, the Company's newly formed subsidiary, Midwest Financial and Investment Services, Inc., purchased certain assets of Service 1st Financial Corp. and commenced brokerage activities through the banks' investment centers. The projected income from the addition of this brokerage line of business is expected to increase the Company's overall other income. This acquisition is expected to further one of the Company's strategic goals of increasing revenues from non-traditional sources and to enhance the Company's net income in the current year, though there is no guaranty that actual results will be attained.


COMPETITION

     The Company competes in the financial services industry through the Banks, Porter Insurance Agency, Inc., and Midwest Financial and Investment Services, Inc. The financial services business is highly competitive. The Company encounters strong direct competition for deposits, loans and other financial services. The Company's principal competitors include other commercial banks, savings banks, savings and loan associations, mutual funds, money market funds, finance companies, credit unions, mortgage companies, insurance companies and agencies, private issuers of debt obligations and suppliers of other investment alternatives, such as securities firms.

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


EMPLOYEES

     As of December 31, 2001, the Company and its subsidiaries had 364 full-time equivalent employees. Management considers its relationship with its employees to be good.

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


BANK HOLDING COMPANY REGULATION

     The Company is registered as a "bank holding company" with the Federal Reserve and, accordingly, is subject to supervision and regulation by the Federal Reserve under the Bank Holding Company Act (the Bank Holding Company Act and the regulations issued thereunder are collectively referred to as the "BHC Act"). The Company is required to file with the Federal Reserve periodic reports and such additional information as the Federal Reserve may require pursuant to the BHC Act. The Federal Reserve examines the Company and the Banks, and may examine Porter Insurance Agency, Inc., MBHI Capital Trust I, Midwest Financial and Investment Services, Inc. and First Midwest Data Corp.

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

     Under the Illinois Banking Act, any person who acquires more than 10% of the Company's stock may be required to obtain the prior approval of the Commissioner of the Illinois Office of Banks and Real Estate (the "Illinois Commissioner"). Under the Change in Bank Control Act, a person may be required to obtain the prior approval of the Federal Reserve before acquiring the power to directly or indirectly control the management, operations or policies of the Company or before acquiring 10% or more of any class of its outstanding voting stock.

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

     As of December 31, 2001, the Company had regulatory capital in excess of the Federal Reserve's minimum requirements. The Company had a total capital to risk-weighted assets ratio of 10.8% and a Tier 1 capital to risk-weighted assets ratio of 9.9% and a leverage ratio of 6.6% as of December 31, 2001.

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

     Each of the Banks has a Tier 1 capital to risk-weighted assets ratio and a total capital to risk-weighted assets ratio which meets the above requirements. Midwest Bank and Trust Company has a Tier 1 capital to risk-weighted assets ratio of 10.3% and a total capital to risk-weighted assets ratio of 11.2%. Midwest Bank of Hinsdale has a Tier 1 capital to risk-weighted assets ratio of 9.2% and a total capital to risk-weighted assets ratio of 10.1%. Midwest Bank of McHenry County has a Tier 1 capital to risk-weighted assets ratio of 10.6% and a total capital to risk-weighted assets ratio of 11.6%. Midwest Bank of Western Illinois has a Tier 1 capital to risk-weighted assets ratio of 10.7% and a total capital to risk-weighted assets ratio of 11.6%.

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

     Insurance of Deposit Accounts. Under FDICIA, as a FDIC-insured institution, each of the Banks is required to pay deposit insurance premiums based on the risk it poses to the insurance fund. The FDIC has authority to raise or lower assessment rates on insured deposits in order to achieve statutorily required reserve ratios in the insurance funds and to impose special additional assessments. Each depository institution is assigned to one of three capital groups: "well capitalized," "adequately capitalized" or "undercapitalized" An institution is considered well capitalized if it has a total risk-based capital ratio of 10% or greater, has a Tier 1 risk-based capital ratio of 6% or greater, has leverage ratio of 5% or greater and is not subject to any order or written directive to meet and maintain a specific capital level. An "adequately capitalized" institution is defined as one that has a total risk-based capital ratio of 8% or greater, has a Tier 1 risk-based capital ratio of 4% or greater, has a leverage rate of 4% or greater and does not meet the definition of a well capitalized bank. An institution is considered "undercapitalized" if it does not meet the definition of "well-capitalized" or "adequately capitalized." Within each capital group, institutions are assigned to one of three supervisory subgroups: "A" (institutions with few minor weaknesses), "B" (institutions which demonstrate weaknesses which, if not corrected, could result in significant deterioration of the institution and increased risk of loss to BIF), and "C" (institutions that pose a substantial probability of loss to BIF unless effective corrective action is taken). Accordingly, there are nine combinations of capital groups and supervisory subgroups to which varying assessment rates would be applicable. An institution's assessment rate depends on the capital category and supervisory category to which it is assigned.

     During 2001, the Banks were assessed deposit insurance in the aggregate amount of $205,000. Deposit insurance may be terminated by the FDIC upon a finding that an institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC. Such terminations can only occur, if contested, following judicial review through the federal courts. The management of each of the Banks does not know of any practice, condition or violation that might lead to termination of deposit insurance.

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

     Consumer Compliance. Each Bank has been examined for consumer compliance on a regular basis. As a result of these exams, Midwest Bank and Trust Company has reached a mutual understanding with the Federal Reserve as to certain remedial steps the Bank will take to address its less than satisfactory performance with respect to several consumer statutes and regulations. The Bank's board of directors has directed the management of the Bank to correct any identified deficiencies and to comply with the Federal Reserve's recommendations for improving the Bank's consumer compliance systems. Management of the Bank and the Company believe they have initiated the necessary actions to appropriately address any identified deficiencies and to improve the performance of the Bank to a satisfactory level. The failure to appropriately address these identified deficiencies, over time, could impact the Company's ability to implement all of its growth strategies.

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

     Securities Brokerage. Midwest Financial and Investment Services, Inc., a subsidiary of the Company, is licensed as a retail securities broker and is subject to regulation by the Securities and Exchange Commission, state securities authorities, and National Association of Securities Dealers.


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


               SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES
                          LITIGATION REFORM ACT OF 1995

     This report contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The Company intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 and is including this statement for purposes of these safe harbor provisions. Forward-looking statements, which are based on certain assumptions and describe future plans, strategies and expectations of the Company, are generally identifiable by use of the words "believe," "expect," "intend," "anticipate," "estimate," "project" or similar expressions. The Company's ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse effect on the operations and future prospects of the Company and its subsidiaries, including its ability to implement its growth strategies, include, but are not limited to, changes in interest rates; general economic conditions; legislative or regulatory changes; monetary and fiscal policies of the U.S. government, including policies of the U.S. Treasury and the Federal Reserve Board; possible administrative or enforcement action or similar direction of federal or state banking regulators in connection with any material failure of any of the Banks to comply with applicable banking laws, rules, and regulations; the quality or composition of the loan or investment portfolios; demand for loan products; deposit flows; competition; demand for financial services in the Company's market area and accounting principles, policies and guidelines. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements.

                      EXECUTIVE OFFICERS OF THE REGISTRANT

     Listed below are the executive officers of the Company and its subsidiaries as of March 22, 2002.

     Brad A. Luecke (51) was named President and Chief Executive Officer of the Company effective July 1, 2000. He had served previously as Executive Vice President of the Company since 2000. Mr. Luecke became Vice Chairman of Midwest Bank and Trust Company in 2000 and continues to serve as Chief Executive Officer and a director since 1991. He also served as President of Midwest Bank and Trust Company from 1991 to 2000. Mr. Luecke has been a director of Midwest Bank of Hinsdale and First Midwest Data Corp since 2000.

     Sheldon Bernstein (54) was named a Senior Vice President of the Company in 2001. Mr. Bernstein has served as President, Chief Operating Officer and a director of Midwest Bank and Trust Company since 2000. Previously, Mr. Bernstein served as Executive Vice President-Lending of Midwest Bank and Trust Company since 1993. Mr. Bernstein has been a director of First Midwest Data Corp since 2001.

     Mary M. Henthorn (44) was named a Senior Vice President of the Company in 2001. Ms. Henthorn was named President and Chief Executive Officer of Midwest Bank of Hinsdale in 2000. Previously, she served as Executive Vice President and continues as a director of Midwest Bank of Hinsdale since 1996. She has served in various management capacities at Midwest Bank of Hinsdale and Midwest Bank and Trust Company since 1992.

     Stephen M. Karaba (44) was named a Senior Vice President of the Company in 2000 and has served as President of Midwest Bank of McHenry County since 1994. Previously, Mr. Karaba held various management and executive positions within Midwest Bank and Trust Company and Midwest Bank of McHenry County since 1989. Mr. Karaba has been a director of Midwest Bank of McHenry County since 1994.

     Christopher J. Gavin (40) was named a Senior Vice President of the Company in 2000 and has served as President and Chief Executive Officer of Midwest Bank of Western Illinois since 1998. He also has been a director of Midwest Bank of Western Illinois since 1997 and has served as a director of Porter Insurance Agency, Inc. since 1998. Mr. Gavin was Executive Vice President and Chief Credit Officer of Midwest Bank of Western Illinois from 1997 to 1998.

     Michelle T. Holman (42) was named Senior Vice President - Risk Management in 2000. Ms. Holman has served as a director of First Midwest Data Corp. since 2000. Previously, she served as Vice President of Loan Review since 1988 and in various management capacities at the Company and Midwest Bank and Trust Company since 1985.

     Daniel R. Kadolph, CPA (39) was named Senior Vice President and Chief Financial Officer in 2000. He has served as Comptroller since 1994 and Treasurer since 1997. Mr. Kadolph has served as a director of First Midwest Data Corp. since 2000 and has served in various management capacities at the Company and Midwest Bank and Trust Company since 1988.

     Edward H. Sibbald (53) was named Executive Vice President, Director of Marketing and Director of Investor Relations in 2000. Previously he served as a Senior Vice President of the Company in 2000 and as Chief Financial Officer of the Company from 1997 to 2000. Previously, Mr. Sibbald served as Executive Vice President from 1997 to 1999 and Senior Vice President-Administration from 1991 to 1997. Mr. Sibbald also serves as a director of Midwest Bank of McHenry County and Midwest Bank of Western Illinois.

     Mary C. Ceas, SPHR (44) was named Senior Vice President - Human Resources of the Company in 2000. Previously, Ms. Ceas was Vice President - Human Resources in 1997 and served as Director -Training and Development from 1995 to 1997.

ITEM 2.  PROPERTIES

     The following table sets forth certain information regarding the Company's principal office and bank subsidiary facilities.

                                                                              NET BOOK VALUE AT
                                                                              DECEMBER 31, 2001         LEASED OR
LOCATION                                                   DATE ACQUIRED       (IN THOUSANDS)             OWNED
--------                                                   -------------      --------------            ---------
Principal Office

501 West North Avenue
Melrose Park, Illinois 60160                                  1987               $1,707                  Owned


Midwest Bank and Trust Company Banking Offices

1606 North Harlem Avenue
Elmwood Park, Illinois 60607                                  1959                1,771                  Owned

300 South Michigan Avenue
Chicago, Illinois 60604                                       1986                   --                  Leased

4012 North Pulaski Road
Chicago, Illinois 60641                                       1993                1,124                  Owned

7227 West Addison Street
Chicago, Illinois 60634                                       1996                1,223                  Owned


Midwest Bank of Hinsdale Banking Offices

500 West Chestnut Street
Hinsdale, Illinois 60521                                      1991                1,722                  Owned

927 Curtiss Street
Downers Grove, Illinois 60515                                 1996                   --                  Leased

505 N. Roselle Road
Roselle, Illinois 60172                                       1999                2,210                  Owned


Midwest Bank of McHenry County Banking Offices

17622 Depot Street
Union, Illinois 60180                                         1987                   50                  Owned

2045 East Algonquin Road
Algonquin, Illinois 60102                                     1994                  850                  Owned

204 E. State Road
Island Lake, Illinois 60042                                   1998                  351                  Owned

5555 Bull Valley Road
McHenry, Illinois 60050                                       1998                1,337                  Owned


Midwest Bank of Western Illinois Banking Offices

200 East Broadway
Monmonth, Illinois 61462                                      1993                2,471                  Owned



                                       18


                                                                              NET BOOK VALUE AT
                                                                              DECEMBER 31, 2001         LEASED OR
LOCATION                                                   DATE ACQUIRED       (IN THOUSANDS)             OWNED
--------                                                   -------------      --------------            ---------
612 West Main Street
Galesburg, Illinois 61401                                     1996                 $548                  Owned

Schuyler Street
Oquawka, Illinois 61469                                       1991                   85                  Owned

104 S.E. 3rd Avenue
Aledo, Illinois 61231                                         1999                  143                  Owned

106 South Kirk
Kirkwood, Illinois 61473                                      1993                   --                  Owned

1120 North 6th Street
Monmouth, Illinois 61462                                      2001                   --                  Leased



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


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF STOCKHOLDERS

     None.

                                     PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS

     The Company's common stock is traded over-the-counter and quoted on the Nasdaq National Market under the symbol "MBHI". As of March 22, 2002, the Company had 1,430 stockholders. The table below sets forth the high and low sale prices of the common stock during the periods indicated.

                                                                HIGH            LOW
                                                                ----            ---
2000
     First Quarter                                             $15.19          $13.00
     Second Quarter                                             15.00           11.63
     Third Quarter                                              14.75           13.00
     Fourth Quarter                                             15.50           14.00

2001
     First Quarter                                             $18.00          $15.00
     Second Quarter                                             22.00           15.50
     Third Quarter                                              21.38           18.51
     Fourth Quarter                                             21.55           18.87

     The Company has declared per share cash dividends with respect to its common stock in the last two fiscal years as follows:

2000
     First Quarter                                             $0.125
     Second Quarter                                             0.125
     Third Quarter                                              0.125
     Fourth Quarter                                             0.150

2001
     First Quarter                                             $0.150
     Second Quarter                                             0.150
     Third Quarter                                              0.150
     Fourth Quarter                                             0.150


     Holders of common stock are entitled to receive such dividends as may be declared by the Board of Directors from time to time and paid out of funds legally available therefore. Because the Company's consolidated net income consists largely of net income of the Banks, the Company's ability to pay dividends depends upon its receipt of dividends from the Banks. The Banks' ability to pay dividends is regulated by banking statutes. See "Supervision and Regulation - Dividend Limitations." The declaration of dividends by the Company is discretionary and depends on the Company's earnings and financial condition, regulatory limitations, tax considerations and other factors including limitations imposed by the terms of the Company's revolving lines of credit and limitations imposed by the terms of the Company's outstanding junior subordinated debentures. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity." While the Board of Directors expects to continue to declare dividends quarterly, there can be no assurance that dividends will be paid in the future.

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA

     The following table sets forth certain selected consolidated financial data at or for the periods indicated. This information should be read in conjunction with the Company's Consolidated Financial Statements and notes thereto included herein. See "Item 8, Consolidated Financial Statements and Supplementary Data."

                                                                     YEAR ENDED DECEMBER 31,
                                                     ---------------------------------------------------------------
                                                       2001          2000         1999          1998          1997
                                                     --------      --------     -------       -------        -------
                                                               (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENT OF INCOME DATA:
   Total interest income                             $113,132      $109,792     $84,146       $74,827        $67,326
   Total interest expense                              65,665        64,032      44,262        41,014         35,311
                                                     --------      --------     -------       -------        -------
   Net interest income                                 47,467        45,760      39,884        33,813         32,015
   Provision for loan losses                            2,220         1,850       2,203         1,326          2,454
   Other income                                        12,802         7,695       6,734         6,787          5,563
   Other expenses                                      31,463        29,360      25,774        22,895         21,076
                                                     --------      --------     -------       -------        -------
   Income before income taxes                          26,586        22,245      18,641        16,379         14,048
   Provision for income taxes                           8,704         7,632       6,750         5,974          5,537
                                                     --------      --------     -------       -------        -------
   Net income                                        $ 17,882      $ 14,613     $11,891       $10,405        $ 8,511
                                                     ========      ========     =======       =======        =======

PER SHARE DATA:
   Earnings per share (basic)                        $   1.66      $   1.36     $  1.08       $  0.94        $  0.85
   Earnings per share (diluted)                          1.64          1.35        1.07          0.94           0.85
   Cash dividends declared                               0.600         0.525       0.350         0.145          0.055
   Book value at end of year                             8.98          7.69        6.22          6.88           5.29
   Tangible book value at end of year                    8.80          7.49        6.00          6.65           5.05

SELECTED FINANCIAL RATIOS:
   Return on average assets                              1.12%         1.07%       1.04%         1.04%          1.01%
   Return on average equity                             19.50         20.57       16.39         14.60          18.36
   Dividend payout ratio                                36.02         38.64       32.28         15.72           6.47
   Average equity to average assets                      5.75          5.18        6.31          7.11           5.51
   Tier 1 risk-based capital                             9.93         11.02       11.11         13.47           9.60
   Total risk-based capital                             10.82         11.94       12.20         14.64          10.78
   Net interest margin (tax equivalent)                  3.31          3.65        3.75          3.61           4.11
   Loan to deposit ratio                                82.82         75.95       66.58         60.04          61.45
   Net overhead expense to average assets (1)            1.40          1.66        1.70          1.72           1.95
   Efficiency ratio (1)                                 52.21         53.90       55.84         58.01          57.44
   Allowance for loan losses to total loans
   at the end of year                                    1.01          1.04        1.17          1.26           1.26
   Provision for loan losses to total loans              0.22          0.22        0.34          0.25           0.50
   Net loans charged off to average total loans          0.07          0.11        0.21          0.18           0.36
   Nonperforming loans to total loans
   at the end of year (2)                                0.24          0.26        0.37          0.90           0.66
   Nonperforming assets to total assets                  0.15          0.23        0.40          0.56           0.44
   Allowance for loan losses to
   nonperforming loans                                   4.28x         3.82x       3.19x         1.39x          1.91x

                                                                                DECEMBER 31,
                                                     ---------------------------------------------------------------
                                                       2001          2000         1999          1998          1997
                                                     --------      --------     -------       -------        -------
                                                                           (DOLLARS IN THOUSANDS)
BALANCE SHEET DATA:
   Total assets                                      $1,810,422    $1,467,770   $1,256,462     $1,071,314    $908,642
   Total earning assets                               1,711,030     1,371,519    1,184,546      1,014,691     855,675
   Year-to-date average assets                        1,593,939     1,370,386    1,148,675      1,002,848     841,707
   Total loans                                        1,003,386       824,632      646,455        521,880     488,099
   Allowance for loan losses                             10,135         8,593        7,567          6,576       6,143
   Total deposits                                     1,211,520     1,085,786      970,954        869,152     794,362
   Borrowings                                           442,150       289,093      196,075        118,449      55,567
   Stockholders' equity                                  96,214        82,576       67,694         77,629      52,960
   Tangible stockholders' equity                         94,272        80,463       65,320         75,019      50,536

----------
(1) Excludes security gains and trading account profits or losses.
(2) Includes total nonaccrual, impaired and all other loans 90 days or more past due.

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


OVERVIEW

     The Company's principal business is conducted by the Banks and consists of a full range of community-based financial services, including commercial and retail banking. The profitability of the Company's operations depends primarily on its net interest income, provision for loan losses, other income, and other expenses. Net interest income is the difference between the income the Company receives on its loan and securities portfolios and its cost of funds, which consists of interest paid on deposits and borrowings. The provision for loan losses reflects the cost of credit risk in the Company's loan portfolio. Other income consists of service charges on deposit accounts, securities gains, mortgage origination fees, insurance and brokerage commissions, trust fees, and other income. Other expenses include salaries and employee benefits, occupancy and equipment expenses, professional services, marketing expenses, and other noninterest expenses.

     Net interest income is dependent on the amounts of and yields on interest-earning assets as compared to the amounts of and rates on interest-bearing liabilities. Net interest income is sensitive to changes in market rates of interest and the Company's asset/liability management procedures in coping with such changes. The provision for loan losses is dependent upon management's assessment of the collectibility of the loan portfolio under current economic conditions. Other expenses are influenced by the growth of operations, with additional employees' necessary to staff and open new banking centers and marketing expenses necessary to promote them. Growth in the number of account relationships directly affects such expenses as data processing costs, supplies, postage, and other miscellaneous expenses.

     During 2001, the economic expansion ended, and the economy entered a recession. The Federal Reserve cut key interest rates eleven times resulting in a 475 basis points reduction in interest rates. The sharp decline in interest rates adversely impacted the Company's net interest income as its prime rate based loans were immediately repriced downward with each cut in interest rates while its deposit interest rates lagged in the repricing cycle. In addition, falling mortgage interest rates and prepayment of both mortgage loans and mortgage-backed securities resulted in lower yields earned on the Company's investment portfolio due in part to an acceleration of premium amortization. The tragic events of September 11th have further aggravated the economy. The Company's net income is dependent in part on stable interest rates.


CONSOLIDATED RESULTS OF OPERATIONS

     Total assets increased $342.7 million, or 23.3%, to $1.8 billion as of December 31, 2001 from $1.5 billion as of December 31, 2000. Net income increased $3.3 million, or 22.4%, to $17.9 million for the year ended December 31, 2001 compared to $14.6 million for the year ended December 31, 2000. The return on average assets was 1.12% for 2001 and 1.07% for 2000. The return on average equity decreased to 19.50% in 2001 from 20.57% in 2000 due to the increase in equity attributed to additional retained earnings and the decrease in accumulated comprehensive loss. The return on average assets was 1.07% and 1.04% for both 2000 and 1999, respectively. The return on average equity increased to 20.57% in 2000 from 16.39% in 1999.

2001 COMPARED TO 2000

     Net Interest Income. Net interest income on a tax-equivalent basis increased $3.0 million, or 6.4%, to $50.1 million in 2001 from $47.1 million in 2000. Interest income on total earning assets increased $4.7 million in 2001 from 2000. This was primarily due to interest income on loans, which increased $4.7 million in 2001 from 2000 resulting from a $172.5 million increase in average loans outstanding despite a decrease in average rates paid on loans from 9.69% to 8.37%. Interest expense on interest-bearing liabilities increased $1.6 million in 2001 from 2000, or 2.6%, as a result of an $1.8 million increase in interest expense on other borrowings. Interest expense on deposits declined by $161,000 in 2001. The interest expense on interest-bearing liabilities increased due to the $62.0 million increase in total average borrowings. Average rate on total borrowings for 2001 was 5.49% compared to 6.09% in 2000. The increase in interest expense on other borrowings was due primarily to an $28.1 million increase in average fed funds purchased and repurchase agreements during 2001 and $27.5 million increase in average FHLB advances. In addition, the Company issued $20.0 million in junior subordinated debentures in June 2000 at a rate of 10.0% with a maturity of 30 years. The net interest margin on a tax-equivalent basis decreased from 3.65% in 2000 to 3.31% for 2001. In 2001, the interest expense on the junior subordinated debentures for a full year was recognized. The primary reason for the decrease in net interest margin was that yields on earnings assets decreased more than the yields on interest bearing liabilities. Repricing opportunities on core deposits and certificates of deposits are expected to offset any unfavorable impact from future interest rate reductions in the near term. In the first quarter of 2002, $257.3 million in certificates of deposit at a weighted average rate of 4.60% will mature and are expected to reprice at lower rates assuming no spike in interest rates. The Company expects net interest income and net interest margin to improve during 2002.

     Provision for Loan Losses. The provision for loan losses increased $370,000, or 20.0%, to $2.2 million in 2001 from $1.9 million in 2000. As of
December 31, 2001, the allowance for loan losses totaled $10.1 million, or 1.01% of total loans, and was equal to 428% of nonperforming loans. The amount of the provision for loan losses is based on quarterly evaluations of the loan portfolio, with particular attention directed toward nonperforming and other potential problem loans. During these evaluations, consideration is also given to such factors as management's evaluation of specific loans, the level and composition of impaired and other nonperforming loans, historical loss experience, results of examinations by regulatory agencies, independent loan review, the market value of collateral, the estimate of discounted cash flows, the strength and availability of guaranties, concentrations of credits, and other factors.

     Other Income. The Company's total other income increased $5.1 million, or 66.4%, to $12.8 million in 2001 from $7.7 million in 2000. Other income as a percentage of average assets was 0.80% for the year ended 2001 compared to 0.56% for the year ended 2000. The increase in total other income in 2001 from 2000 was primarily due to a $2.6 million increase in net securities gains and trading profits, a $1.4 million increase in service charges on deposits, a $492,000 increase in cash surrender value of life insurance, and a $408,000 increase in mortgage loan origination fees.

     Other Expenses. The Company's total other expenses increased $2.1 million, or 7.2%, to $31.5 million in 2001 from $29.4 million in 2000. Other expenses as a percentage of average assets were 1.97% for the year ended 2001 compared to 2.14% for the year ended 2000. Net overhead expenses were 1.17% and 1.57% as a percentage of average assets in 2001 and 2000, respectively. The increase in total other expenses in 2001 was primarily due to the following factors: salaries and employee benefits increased $2.2 million or 13.5% compared to the similar period in 2000; and professional services increased $351,000 for 2001 compared to 2000 due to higher ATM charges and outsourced engagements. The efficiency ratio was 52.2% for the year ended December 31, 2001 compared to 53.9% in 2000.

     Federal and State Income Tax. The Company's consolidated income tax rate varies from statutory rates principally due to interest income from tax-exempt securities and loans. The Company recorded income tax expense of $8.7 million in 2001 compared to $7.6 million in 2000, an increase of 14.0%, due to changes in income. The effective tax rate in 2001 was 32.7% compared to 34.3% in 2000.


2000 COMPARED TO 1999

     Net Interest Income. Net interest income on a tax-equivalent basis increased $6.2 million, or 15.2%, to $47.1 million in 2000 from $40.9 million in 1999. Interest income on total earning assets increased $26.0 million in 2000 from 1999. This was primarily due to interest income on loans, which increased $19.6 million in 2000 from 1999 resulting from a $161.4 million increase in average loans outstanding and an increase in average rates paid on loans from 8.99% to 9.69%. Interest expense on interest-bearing liabilities increased $19.8 million in 2000 from 1999, or 44.7%, as a result of an $8.8 million increase in interest expense on other borrowings and a $11.0 million increase in interest expense on deposits. The increase in interest expense was due primarily to a combination of a $97.4 million increase in average deposits and an increase in the average rate paid on deposits from 4.52% in 1999 to 5.27% in 2000. The increase in interest expense on other borrowings was due primarily to an $89.7 million increase in average FHLB advances outstanding during 2000 and $20.4 million increase in average fed funds purchased and repurchase agreements. In addition, the Company issued $20.0 million in junior subordinated debentures in June 2000 at a rate of 10.0% with a maturity of 30 years. The average interest rate paid for borrowings increased to 6.09% in 2000 from 5.20% in 1999 due to increased interest rates on FHLB advances and the issuance of the Company's junior subordinated debentures. The net interest margin on a tax-equivalent basis decreased from 3.75% in 1999 to 3.65% for 2000. The primary reason for the decrease in net interest margin was that yields on interest bearing liabilities increased more than the yields on earning assets. Average yields on interest bearing liabilities increased from 4.62% in 1999 to 5.46% in 2000.

     Provision for Loan Losses. The provision for loan losses decreased $353,000, or 16.0%, to $1.9 million in 2000 from $2.2 million in 1999. As of
December 31, 2000, the allowance for loan losses totaled $8.6 million, or 1.04% of total loans, and was equal to 382% of nonperforming loans.

     Other Income. The Company's total other income increased $961,000, or 14.3%, to $7.7 million in 2000 from $6.7 million in 1999. Other income as a percentage of average assets was 0.56% for the year ended 2000 compared to 0.59% for the year ended 1999. The increase in total other income in 2000 from 1999 was primarily due to a $611,000 increase in net securities gains and trading profits, a $445,000 increase in cash surrender value of life insurance, a $306,000 increase in service charges, and a $174,000 increase in insurance and investment commissions. This was offset by a $17,000 decrease in trust income and a $496,000 decrease in mortgage loan origination fees in 2000 following the dissolution of Midwest One Mortgage Services, Inc. in September 1999.

     Other Expenses. The Company's total other expenses increased $3.6 million, or 13.9%, to $29.4 million in 2000 from $25.8 million in 1999. Other expenses as a percentage of average assets were 2.14% for the year ended 2000 compared to 2.24% for the year ended 1999. Net overhead expenses were 1.57% and 1.66% as a percentage of average assets in 2000 and 1999, respectively. The increase in total other expenses in 2000 were primarily due to the following factors. Salaries increased $1.7 million in 2000 compared to 1999 due to additional staffing to support a new Midwest Bank of Hinsdale banking center, growth in existing banking centers and annual merit increases. Occupancy expenses increased $588,000 due to the construction of new banking centers for Midwest Bank of Hinsdale, a new main office for Midwest Bank of Western Illinois and the acquisition of the Aledo Banking Center for Midwest Bank of Western Illinois in December 1999. Other expenses rose $1.3 million as a result of increases in other real estate expenses, legal expenses associated with problem loans, increased marketing expenses, increased premium paid to the FDIC for deposit insurance, and amortization expense related to the purchase of the Aledo Banking Center.

     Federal and State Income Tax. The Company recorded income tax expense of $7.6 million in 2000 compared to $6.8 million in 1999, an increase of 13.1%, due to changes in income.

INTEREST-EARNING ASSETS AND INTEREST-BEARING LIABILITIES

     The following table sets forth the average balances, net interest income and expense and average yields and rates for the Company's interest-earning assets and interest-bearing liabilities for the indicated periods on a tax-equivalent basis assuming a 35% tax rate for 2001 and 2000 and 34% tax rate for 1999.

                                                      FOR THE YEAR ENDED DECEMBER 31,
                      -------------------------------------------------------------------------------------------------------------
                                     2001                                  2000                                    1999
                      ---------------------------------       -------------------------------       -------------------------------
                      AVERAGE                   AVERAGE       AVERAGE                 AVERAGE       AVERAGE                 AVERAGE
                      BALANCE     INTEREST       RATE         BALANCE    INTEREST      RATE         BALANCE      INTEREST     RATE
                      -------     --------      -------       -------    --------     -------       -------      --------   -------
                                                                 (DOLLARS IN THOUSANDS)
INTEREST-EARNING ASSETS:
Federal funds sold    $  6,132    $    250      4.08%      $   10,476     $   661      6.31%        $   7,186    $   363     5.05%
Securities:
  Taxable (1)          555,053      36,362      6.55          494,791      35,412      7.16           465,134     30,003     6.45
  Exempt from
  federal income
  taxes (1)             33,255       2,320      6.98           40,747       2,853      7.00            34,124      2,285     6.70
                    ----------    -------                  ----------    --------                  ----------    -------
Total securities       588,308      38,682      6.58          535,538      38,265      7.15           499,258     32,288     6.47
Loans (2):
  Commercial
  loans (1)            215,722      17,067      7.91          193,053      18,948      9.81           169,339     14,771     8.72
  Commercial
  real estate
  loans (1)            526,309      45,145      8.58          385,538      38,371      9.95           264,896     24,702     9.33
  Agricultural
  loans (1)             49,332       3,994      8.10           45,758       3,997      8.74            37,093      3,106     8.37
  Consumer
  real estate
  loans                112,053       9,291      8.29          106,768       9,545      8.94            96,677      8,124     8.40
  Consumer
  installment
  loans                 14,194       1,327      9.35           13,967       1,309      9.37            15,678      1,766    11.26
                    ----------    -------                  ----------    --------                  ----------    -------
Total loans            917,610      76,824      8.37          745,084      72,170      9.69           583,683     52,469     8.99
                    ----------    -------                  ----------    --------                  ----------    -------
Total interest-
earning assets      $1,512,050    $115,756      7.66%      $1,291,098    $111,096      8.60%       $1,090,127    $85,120     7.81%
                    ==========    ========                 ==========    ========                  ==========    =======

                                                      FOR THE YEAR ENDED DECEMBER 31,
                      -------------------------------------------------------------------------------------------------------------
                                     2001                                  2000                                    1999
                      ---------------------------------       -------------------------------       -------------------------------
                      AVERAGE                   AVERAGE       AVERAGE                 AVERAGE       AVERAGE                 AVERAGE
                      BALANCE     INTEREST       RATE         BALANCE    INTEREST      RATE         BALANCE      INTEREST     RATE
                      -------     --------      -------       -------    --------     -------       -------      --------   -------
                                                                 (DOLLARS IN THOUSANDS)
INTEREST-BEARING LIABILITIES:
Deposits:
Interest-bearing
demand deposits     $  129,116    $ 3,409       2.64%      $  112,714    $  3,942      3.50%       $   97,823    $ 2,887     2.95%
Money-market
demand accounts
and savings
accounts               264,603      8,369       3.16          248,214      11,151      4.49           232,308      8,579     3.69
Time deposits less
than $100,000          480,036     27,372       5.70          423,721      25,262      5.96           371,160     19,698     5.31
Time deposits of
$100,000 or more        95,389      4,991       5.23           62,075       3,762      6.06            64,369      3,309     5.14
Public funds            69,137      3,378       4.89           58,525       3,563      6.09            47,208      2,257     4.78
                    ----------    -------                  ----------    --------                  ----------    -------
Total interest-
bearing deposits     1,038,281     47,519       4.58          905,249      47,680      5.27        8   12,868     36,730     4.52

Borrowings:
Federal funds and
repurchase
agreements              60,674      2,221       3.66           32,587       2,020      6.20            12,167        651     5.53
FHLB advances          243,706     13,528       5.55          216,173      12,549      5.81           126,444      6,463     5.11
Notes payable and
other borrowings        26,146      2,397       9.17           19,731       1,783      9.03             6,112        418     6.84
                    ----------    -------                  ----------    --------                  ----------    -------
Total borrowings       330,526     18,146       5.49          268,491      16,352      6.09           144,723      7,532     5.20
                    ----------    -------                  ----------    --------                  ----------    -------
Total interest-
bearing liabilities $1,368,807    $65,665       4.80       $1,173,740    $ 64,032      5.46        $  957,591    $44,262     4.62
                    ==========    =======                  ==========    ========                  ==========    =======

Net interest income
(tax equivalent)                  $50,091       2.86%                    $ 47,064      3.14%                     $40,858     3.19%
                                  =======                                ========                                =======
Net interest
margin                                          3.31%                                  3.65%                                 3.75%

----------

(1) Adjusted for 35% tax rate in 2001 and 2000 and 34% tax rate in 1999 and adjusted for the dividends-received deduction where applicable.

(2) Nonaccrual loans are included in the average balance, however these loans are not earning any interest.

CHANGES IN INTEREST INCOME AND EXPENSE

     The changes in net interest income from period to period are reflective of changes in the interest rate environment, changes in the composition of assets and liabilities as to type and maturity (and the inherent interest rate differences related thereto), and volume changes. Later sections of this discussion and analysis address the changes in maturity composition of loans and investments and in the asset and liability repricing gaps associated with interest rate risk, all of which contribute to changes in net interest margin.

     The following table sets forth an analysis of volume and rate changes in interest income and interest expense of the Company's average interest-earning assets and average interest-bearing liabilities for the indicated periods on a tax-equivalent basis assuming a 35% tax rate in 2001 and 2000 and 34% tax rate in 1999. The table distinguishes between the changes related to average outstanding balances (changes in volume holding the interest rate constant) and the changes related to average interest rates (changes in average rate holding the outstanding balance constant). The change in interest due to both volume and rate has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of the change in each.

                                                                   FOR THE YEAR ENDED DECEMBER 31,
                                          --------------------------------------------------------------------------
                                                  2001 COMPARED TO 2000              2000 COMPARED TO 1999
                                                      CHANGE DUE TO                           CHANGE DUE TO
                                          ----------------------------------       ---------------------------------
                                             NET       VOLUME         RATE           NET       VOLUME          RATE
                                          -------     -------      ---------       -------     -------        ------
INTEREST-EARNING ASSETS:
Federal funds sold                        $  (411)    $  (222)     $    (189)      $   298     $   193        $  105
Securities taxable                            950       4,098         (3,148)        5,409       1,990         3,419
Securities exempt from
federal income taxes                         (533)       (523)           (10)          568         460           108
Commercial loans                           (1,881)      2,062         (3,943)        4,177       2,205         1,972
Commercial real estate loans                6,774      12,606         (5,832)       13,669      11,910         1,759
Agricultural loans                             (3)        300           (303)          891         752           139
Consumer real estate loans                   (254)        459           (713)        1,421         882           539
Consumer installment loans                     18          21             (3)         (457)       (180)         (277)
                                          -------     -------      ---------       -------     -------        ------
Total interest-earning
assets                                    $ 4,660     $18,801      $ (14,141)      $25,976     $18,212        $7,764
                                          =======     =======      =========       =======     =======        ======

INTEREST-BEARING LIABILITIES:
Interest-bearing demand
deposits                                  $  (533)    $   521      $  (1,054)      $ 1,055     $   476        $  579
Money market demand
accounts and savings accounts              (2,782)        697         (3,479)        2,572         618         1,954
Time deposits of less
than $100,000                               2,110       3,247         (1,137)        5,564       2,973         2,591
Time deposits of $100,000
or more                                     1,229       1,799           (570)          453        (121)          574
Public funds                                 (185)        587           (772)        1,306         608           698
Federal funds and repurchase
agreements                                    201       1,258         (1,057)        1,369       1,251           118
FHLB advances                                 979       1,546           (567)        6,086       5,109           977
Notes payable and other
borrowings                                    614         646            (32)        1,365       1,193           172
                                          -------     -------      ---------       -------     -------        ------
Total interest-bearing
liabilities                               $ 1,633     $10,301      $  (8,668)      $19,770     $12,107        $7,663
                                          =======     =======      =========       =======     =======        ======
Net interest                              $ 3,027     $ 8,500      $  (5,473)      $ 6,206     $ 6,105        $  101
                                          =======     =======      =========       =======     =======        ======

FINANCIAL CONDITION

Loans

     The Company's loan portfolio largely reflects the profile of the communities in which it operates. The following table sets forth the composition of the Company's loan portfolio as of the indicated dates.

                                                                           DECEMBER 31,
                                          -------------------------------------------------------------------
                                             2001           2000          1999          1998           1997
                                          ----------     ---------     ---------     ---------      ---------
                                                                           (IN THOUSANDS)
Commercial                                $  220,801     $ 205,698     $ 187,822     $ 148,081     $  140,815
Commercial real estate                       612,687       448,988       300,071       229,489        212,184
Agricultural                                  48,772        47,773        41,745        33,231         24,065
Consumer real estate (1)                     109,329       108,780       103,681        95,604         93,338
Consumer installment                          13,375        14,529        13,889        16,128         18,811
                                          ----------     ---------     ---------     ---------      ---------
  Total loans, gross                       1,004,964       825,768       647,208       522,533        489,213
Unearned discount                             (1,578)       (1,136)         (753)         (653)        (1,114)
                                          ----------     ---------     ---------     ---------      ---------
  Total loans                              1,003,386       824,632       646,455       521,880        488,099
Allowance for loan losses                    (10,135)       (8,593)       (7,567)       (6,576)        (6,143)
                                          ----------     ---------     ---------     ---------      ---------
  Net loans                               $  993,251     $ 816,039     $ 638,888     $ 515,304      $ 481,956
                                          ==========     =========     =========     =========      =========
Loans held for sale:
  Consumer real estate                    $    3,414     $     616     $     449     $   3,829      $   6,627
                                          ==========     =========     =========     =========      =========

----------
(1)  Includes loans held for sale.


     Total loans increased $178.8 million to $1.0 billion as of December 31, 2001 from $824.6 million as of December 31,2000, an increase of 21.7%. The Company expects loan growth for 2002 to remain stable despite the ongoing economic difficulties.

     Commercial loans increased $15.1 million to $220.8 million as of December 31, 2001 from $205.7 million as of December 31, 2000, an increase of 7.3%. The increase reflects increased demand due to increased working capital and equipment requirements both by existing borrowers and new customer relationships.

     Commercial real estate loans increased $163.7 million to $612.7 million as of December 31, 2001 from $449.0 million as of December 31, 2000, an increase of 36.5%. The Company has increased its lending efforts in this area while maintaining firm underwriting standards. The Company has added lending personnel to assist in this growth. The increase in commercial real estate loans reflects continued growth in the commercial real estate market, increased commitments with existing borrowers, and market penetration and market share growth as a result of these efforts.

     Agricultural loans increased $1.0 million to $48.8 million as of December 31, 2001 from $47.8 million as of December 31, 2000, an increase of 2.1%. The increase in agricultural loans reflects increased market share in west central Illinois.

     Consumer real estate loans increased $549,000 to $109.3 million as of December 31, 2001 from $108.8 million as of December 31, 2000, an increase of 0.5%. The increase reflects the Company's desire to originate medium-term, fixed-rate, and adjustable rate residential loans for its portfolio.

     Consumer installment loans decreased $1.2 million to $13.4 million as of December 31, 2001 from $14.5 million as of December 31, 2000, a decrease of 7.9%.

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

     The Company attempts to balance the types of loans in its portfolio with the objective of reducing risk. At the end of 2001, the Company had 71.8% of its loan portfolio in commercial and consumer real estate loans, 56.1% of these real estate loans are variable rate and 43.9% of these real estate loans are fixed rate. The Company believes that most credits should have both a primary and a secondary source of repayment, and that the primary source should generally be supported by operating cash flows, while the secondary source should generally be disposition of collateral. The Company engages in very little unsecured lending and generally requires personal guarantees of principals for business obligations. The Company practices a system of concurrence in the approval of commercial credit whereby the documented approval of an officer's credit committee (or approval by the Board or a Board committee, where applicable) is obtained in addition to that of the recommending officer. This system is intended to ensure that commercial credit is subjected to an independent objective review on at least two different levels.


Loan Maturities

     The following table sets forth the remaining maturities, based upon contractual dates, for selected loan categories as of December 31, 2001.


                                     ONE YEAR             1-5 YEARS               OVER 5 YEARS
                                     --------        ---------------------      -------------------
                                      OR LESS         FIXED       VARIABLE      FIXED      VARIABLE        TOTAL
                                     --------        --------     --------     -------     --------      ----------
                                                                    (IN THOUSANDS)
Commercial                           $166,481        $ 25,792     $ 20,334     $ 3,748      $ 4,446      $  220,801
Commercial real estate                308,536         185,660       76,812      29,732       11,947         612,687
Agricultural                           17,659           4,576        2,074       3,659       20,804          48,772
Consumer real estate                   18,329          35,314       12,421      24,603       18,662         109,329
Consumer installment                    2,664           9,951           --         760           --          13,375
                                     --------        --------     --------     -------      -------      ----------
Total loans, gross                    513,669         261,293      111,641      62,502       55,859       1,004,964
Unearned discount                      (1,578)             --           --          --           --          (1,578)
                                     --------        --------     --------     -------      -------      ----------
Total loans                          $512,091        $261,293     $111,641     $62,502      $55,859      $1,003,386
                                     ========        ========     ========     =======      =======      ==========


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

     Loans that are considered to be impaired are reduced to the present value of expected future cash flows or to the fair value of the related collateral by allocating a portion of the allowance to such loans. If these allocations cause the allowance for possible loan losses to require an increase, such increase is reported as a provision for possible loan losses charged to expense. Loans are evaluated for impairment when payments are delinquent 90 days or more or when management downgrades the loan classification to doubtful.

     The following table sets forth information on the Company's nonperforming loans and other nonperforming assets as of the indicated dates.


                                                                            DECEMBER 31,
                                                 ---------------------------------------------------------------
                                                  2001          2000          1999          1998           1997
                                                 ------        ------        ------        ------         ------
                                                                 (DOLLARS IN THOUSANDS)
Nonaccrual and impaired loans
not accruing                                     $1,774        $1,168        $1,567        $2,190         $1,400
Impaired and other loans 90 days
past due and accruing                               595         1,082           806         2,528          1,823
                                                 ------        ------        ------        ------         ------
Total nonperforming loans                         2,369         2,250         2,373         4,718          3,223
Other real estate                                   355         1,153         2,651         1,245            789
                                                 ------        ------        ------        ------         ------
Total nonperforming assets                       $2,724        $3,403        $5,024        $5,963         $4,012
                                                 ======        ======        ======        ======         ======
Total nonperforming loans to
total loans                                        0.24%         0.26%         0.37%         0.90%          0.66%
Total nonperforming assets to
total loans and other real estate                  0.27          0.41          0.77          1.14           0.82
Total nonperforming assets to
total assets                                       0.15          0.23          0.40          0.56           0.44


     During 2001, 2000, and 1999, the Company recognized interest income on impaired loans of $69,000, $67,000, and $170,000, respectively.

     Nonperforming loans increased $119,000 or 5.3% to $2.4 million at December 31, 2001 from $2.3 million at December 31, 2000. Other real estate declined $798,000 in 2001 from $1.2 million to $355,000. Total nonperforming assets declined by $679,000 from $3.4 million in 2000 to $2.7 million in 2001.

Analysis of Allowance for Loan Losses

     The Company recognizes that credit losses will be experienced and the risk of loss will vary with, among other things, general economic conditions; the type of loan being made; the creditworthiness of the borrower over the term of the loan; and in the case of a collateralized loan, the quality of the collateral for such loan. The allowance for loan losses represents the Company's estimate of the allowance necessary to provide for probable incurred losses in the portfolio. In making this determination, the Company analyzes the ultimate collectibility of the loans in its portfolio by incorporating feedback provided by internal loan staff, an independent loan review function, and information provided by examinations performed by regulatory agencies. The Company makes an ongoing evaluation as to the adequacy of the allowance for loan losses.

     On a quarterly basis, management of the Banks meets to review the adequacy of the allowance for loan losses. Each loan officer grades these individual commercial credits, and the Company's independent loan review function validates the officers' grades. In the event that loan review downgrades the loan, it is included in the allowance analysis at the lower grade. The grading system is in compliance with the regulatory classifications, and the allowance is allocated to the loans based on the regulatory grading, except in instances where there are known differences (e.g., collateral value is nominal).

     The analysis of the allowance for loan losses is comprised of three components: specific credit allocation; general portfolio allocation; and subjectively by determined allocation. The specific credit allocation includes a detailed review of the credit in accordance with SFAS No. 114 and No. 118, and an allocation is made based on this analysis. The general portfolio allocation consists of an assigned reserve percentage based on the credit rating of the loan. The subjective portion is determined based on loan history and the Company's evaluation of various factors including economic and industry outlooks. In addition, the subjective portion of the allowance is influenced by current economic conditions and trends in the portfolio including delinquencies and impairments, as well as changes in the composition of the portfolio.

     The allowance for loan losses is based on estimates, and ultimate losses will vary from current estimates. These estimates are reviewed quarterly, and as adjustments, either positive or negative, become necessary, a corresponding increase or decrease is made in the provision for loan losses. The methodology used to determine the adequacy of the allowance for loan losses is consistent with prior years.

         The following table sets forth loans charged off and recovered by type of loan and an analysis of the allowance for loan losses for the indicated periods.


                                                                       YEAR ENDED DECEMBER 31,
                                                 ---------------------------------------------------------------------
                                                     2001         2000            1999           1998           1997
                                                 -----------   ------------    -----------    ----------    ----------
                                                                        (DOLLARS IN THOUSANDS)

Average total loans                              $   917,610     $  745,085    $   583,683    $  508,465    $  460,532
                                                 ===========     ==========    ===========    ==========    ==========
Total loans at end of year                       $ 1,003,386     $  824,632    $   646,455    $  521,880    $  488,099
                                                 ===========     ==========    ===========    ==========    ==========
Total nonperforming and impaired loans           $     2,369     $    2,250    $     2,373    $    4,718    $    3,223
                                                 ===========     ==========    ===========    ==========    ==========
Allowance at beginning of year                   $     8,593     $    7,567    $     6,576    $    6,143    $    5,342

Charge-offs:
   Commercial loans                                      541            874          1,124           883         1,547
   Consumer real estate loans                             49             56             49            49            53
   Commercial real estate loans                          231             89            120           126            51
   Agricultural loans                                     --             11             --            --            --
   Consumer installment loans                             56             77            124           110           207
                                                 -----------     ----------    -----------    ----------    ----------
      Total charge-offs                                  877          1,107          1,417         1,168         1,858
Recoveries:
   Commercial loans                                      168            256            108           197           100
   Consumer real estate loans                              2              6              1             1             2
   Commercial real estate loans                           --              1             71             6            10
   Agricultural loans                                     --             --              8            20            30
   Consumer installment loans                             29             20             17            51            63
                                                 -----------     ----------    -----------    ----------    ----------
      Total recoveries                                   199            283            205           275           205
                                                 -----------     ----------    -----------    ----------    ----------
Net charge-offs                                          678            824          1,212           893         1,653
Provision for loan losses                              2,220          1,850          2,203         1,326         2,454
                                                 -----------     ----------    -----------    ----------    ----------

Allowance at end of the year                     $    10,135     $    8,593    $     7,567    $    6,576      $  6,143
                                                 ===========     ==========    ===========    ==========    ==========

Net charge-off to average total loans                   0.07%          0.11%          0.21%         0.18%         0.36%
Allowance to total loans at end of year                 1.01           1.04           1.17          1.26          1.26
Allowance to nonperforming loans                        4.28x          3.82x          3.19x         1.39x         1.91x


         The provision for loan losses increased $370,000, or 20.0%, to $2.2 million for the year ended December 31, 2001 from $1.9 million for the year ended December 31, 2000. The allowance for loan losses was $10.1 million at December 31, 2001 and $8.6 million at December 31, 2000. Total recoveries on loans previously charged off were $199,000 for the year ended December 31, 2001 and $283,000 for the year ended December 31, 2000. These recoveries were due primarily to payments from customers' bankruptcy proceedings or payment plans on charged off loans.

         Net charge-offs decreased $146,000 to $678,000, or 0.07%, of average loans in 2001 compared to $824,000, or 0.11%, of average loans in 2000. Allowance for loan losses to nonperforming loans ratio was 4.28x and 3.82x at December 31, 2001 and December 31, 2000, respectively.

Allocation of Allowance for Loan Loss

         During 2001, there was a shift in the loan portfolio as commercial loans decreased from 24.91% of the loan portfolio in 2000 to 22.00% in 2001. Commercial real estate increased as a percentage of the loan portfolio from 54.37% in 2000 to 60.95% in 2001. There were no significant changes in the other three categories making up the loan portfolio. The methodology used to determine the adequacy of the allowance for loan losses is consistent with prior years and there were no reallocations.

         The following table sets forth the Company's allocation of the allowance for loan losses by types of loans as of the indicated dates.

                                                                  DECEMBER 31,
                              -----------------------------------------------------------------------------------------
                                    2001               2000             1999             1998                1997
                              -----------------  --------------- -----------------  ---------------   -----------------
                                         LOAN             LOAN              LOAN             LOAN               LOAN
                                       CATEGORY         CATEGORY          CATEGORY         CATEGORY           CATEGORY
                                       TO GROSS         TO GROSS          TO GROSS         TO GROSS           TO GROSS
                              AMOUNT     LOANS   AMOUNT   LOANS   AMOUNT    LOANS   AMOUNT   LOANS    AMOUNT    LOANS
                              ------   --------  ------ --------  ------  --------  ------ --------   ------  ---------
                                                         (DOLLARS IN THOUSANDS)

Commercial                   $ 5,339    22.00%   $4,579   24.91%  $3,771    29.02%  $3,294   28.34%   $2,972    28.78%
Commercial real estate         2,386    60.95     1,865   54.37    1,635    46.36    1,222   43.92     1,026    43.37
Agricultural                     737     4.86       659    5.79      637     6.45      418    6.36       331     4.92
Consumer real estate             310    10.89       206   13.17      194    16.02      177   18.30        56    19.08
Consumer installment             173     1.30       138    1.76      146     2.15      169    3.08       223     3.85
Unallocated                    1,190      --      1,146     --     1,184       --    1,296     --      1,535      --
                             -------   ------    ------  ------   ------   ------   ------  ------    ------   ------
Total allowance
for loan losses              $10,135   100.00%   $8,593  100.00%  $7,567   100.00%  $6,576  100.00%   $6,143   100.00%
                             =======   ======    ======  ======   ======   ======   ======  ======    ======   ======


Securities

         The Company manages its securities portfolio to provide a source of both liquidity and earnings. Each of the Banks has its own asset/liability committee, which develops current investment policies based upon its operating needs and market circumstances. The investment policy is reviewed by senior financial management of the Company in terms of its objectives, investment guidelines, and consistency with overall Company performance and risk management goals. Each of the Banks' investment policy is formally reviewed and approved annually by its board of directors. The asset/liability committee of each of the Banks is responsible for reporting and monitoring compliance with the investment policy. Reports are provided to each of the Banks' board of directors and the Board of Directors of the Company on a regular basis.

         The securities portfolio represented approximately 38.9% and 36.7% of the Company's assets as of December 31, 2001 and 2000, respectively. During the past two years, the securities portfolio ranged between 30% and 50% of each of the Banks' assets, depending upon liquidity requirements, deposit growth, and loan demand in each market.

         The total fair value of the securities portfolio was $705.3 million as of December 31, 2001, or 99.8% of amortized cost. The fair value of the securities portfolio was $538.7 million and $532.6 million as of December 31, 2000 and 1999, respectively.

         The following tables set forth the composition of the Company's securities portfolio by major category as of the indicated dates. The securities portfolio as of December 31, 2001, 2000, and 1999 has been categorized as either available-for-sale or held-to-maturity in accordance with SFAS No. 115.

                                                               DECEMBER 31, 2001
                                -------------------------------------------------------------------------------------
                                      HELD-TO-MATURITY        AVAILABLE-FOR-SALE            TOTAL
                                -------------------------   ----------------------  ---------------------
                                 AMORTIZED                   AMORTIZED              AMORTIZED               % OF
                                    COST       FAIR VALUE      COST     FAIR VALUE     COST    FAIR VALUE  PORTFOLIO
                                ----------     ----------   ----------  ----------  ---------  ----------  ----------
                                                               (DOLLARS IN THOUSANDS)
U.S. Treasury and obligations
  of U. S. government agencies   $    --        $  --        $    505    $    516    $    505   $    516      0.07%
Obligations of states and
  political subdivisions           21,445        21,865        12,872      13,008      34,317     34,873      4.86
Mortgage-backed securities            --           --         597,902     596,147     597,902    596,147     84.61
Equity securities                     --           --          72,007      72,233      72,007     72,233     10.19
Other bonds                           --           --           1,941       1,570       1,941      1,570      0.27
                                ----------     ----------   ----------  ----------  ---------  ----------  ----------
Total                            $ 21,445       $21,865      $685,227    $683,474    $706,672   $705,339    100.00%
                                ==========     ==========   ==========  ==========  =========  ==========  ==========

                                                               DECEMBER 31, 2000
                                -------------------------------------------------------------------------------------
                                      HELD-TO-MATURITY        AVAILABLE-FOR-SALE            TOTAL
                                -------------------------   ----------------------  ---------------------
                                 AMORTIZED                   AMORTIZED              AMORTIZED               % OF
                                    COST       FAIR VALUE      COST     FAIR VALUE     COST    FAIR VALUE  PORTFOLIO
                                ----------     ----------   ----------  ----------  ---------  ----------  ----------
                                                               (DOLLARS IN THOUSANDS)
U.S. Treasury and obligations
of U. S. government agencies     $              $  --        $  1,000    $    934    $ 1,000    $    934       0.18%
Obligations of states and
political subdivisions             25,174        25,215        10,789      10,974     35,963      36,189       6.60
Mortgage-backed securities:
Pass-through securities              --            --         427,339     422,407    427,339     422,407      78.40
Collateralized mortgage
obligations                          --            --           1,724       1,720      1,724       1,720       0.32
Equity securities                    --            --          59,746      59,735     59,746      59,735      10.96
Other bonds                          --            --          19,312      17,742     19,312      17,742       3.54
                                ----------     ----------   ----------  ----------  ---------  ----------  ----------
Total                            $ 25,174       $25,215      $519,910    $513,512   $545,084    $538,727     100.00%
                                ==========     ==========   ==========  ==========  =========  ==========  ==========

                                                               DECEMBER 31, 1999
                                -------------------------------------------------------------------------------------
                                      HELD-TO-MATURITY        AVAILABLE-FOR-SALE            TOTAL
                                -------------------------   ----------------------  ---------------------
                                 AMORTIZED                   AMORTIZED              AMORTIZED               % OF
                                    COST       FAIR VALUE      COST     FAIR VALUE     COST    FAIR VALUE  PORTFOLIO
                                ----------     ----------   ----------  ----------  ---------  ----------  ----------
                                                               (DOLLARS IN THOUSANDS)
U.S. Treasury and obligations
  of U. S. government agencies   $   --          $  --       $  2,000    $  1,905    $  2,000   $  1,905       0.36%
Obligations of states and
  political subdivisions           29,626         29,175        8,340       8,274      37,966     37,449       6.87
Mortgage-backed securities:
Pass-through securities              --             --        491,411     472,495     491,411    472,495      88.93
Collateralized mortgage
obligations                          --             --          2,660       2,621       2,660      2,621       0.48
Equity securities                    --             --         18,567      18,147      18,567     18,147       3.36
                                ----------     ----------   ----------  ----------  ---------  ----------  ----------
Total                            $ 29,626        $29,175     $522,978    $503,442    $552,604   $532,617     100.00%
                                ==========     ==========   ==========  ==========  =========  ==========  ==========


         As of December 31, 2001, the Company is involved in certain derivative transactions that are intended to protect the fair value of certain asset values and to improve the predictability of certain future transactions. All derivative instruments are recorded at their fair values and the change in the fair value of a derivative is included in other income. If derivative instruments are designated as hedges of fair values, both the change in the fair value of the hedge and the hedged item are included in current earnings. Fair value adjustments related to cash flow hedges are recorded in other comprehensive income and reclassified to earnings when the hedged transaction is reflected in earnings. Ineffective portions of hedges are reflected in earnings as they occur. At December 31, 2001, the Company did not have any fair value or cash flow hedges. The Company has bought and sold various put and call options, with terms less than 90 days, on mortgage-backed securities at December 31, 2001. The carrying value of these options is $535,000, which approximates fair value and is included in other liabilities in the consolidated balance sheet. The total notional amount of put or call options outstanding at any one time during 2001 and 2000 did not exceed $99 million and represented less than 6.0% of the total assets of the Company.

         As of December 31, 2001, the Company held no securities of a single issuer with a book value exceeding 10% of stockholders' equity other than those of the U.S. Treasury or other U.S. government agencies.

         The Company's securities portfolio on an amortized cost basis increased $161.6 million, or 29.6%, in 2001 compared to a $7.5 million decrease in 2000. The change was attributed to the generation of new deposits and additional borrowings in excess of the loan funding and operational requirements of the Banks. During 2001, the Company increased its securities portfolio by increasing its holdings in mortgage-backed securities by $173.7 million from the prior year. This increase is a result of investing the accumulation of new deposits and borrowings.

         The securities portfolio consists primarily of agency-guaranteed, mortgage-backed securities. Mortgage-backed securities represented 84.6%, 78.4%, and 88.9% of total securities as of December 31, 2001, 2000, and 1999, respectively. Based upon the Company's evaluation, mortgage-backed securities are a preferable investment vehicle for the Banks. Mortgage-backed securities offer attractive yields, provide monthly cash flows, serve as acceptable collateral, and have most of the liquidity characteristics of U.S. Treasury notes and bonds.

         The Banks' investment strategies during the past three years have been focused on the purchase of seasoned and new production mortgage-backed securities of moderate average lives (5 to 8 years), which have been purchased at discounts, at par, and at a premium to par. Historically, management believes these securities are reasonably predictable in terms of price volatility, prepayment speeds, and monthly cash flows. The sharp decrease in long-term investment yields and, as a consequence, lower mortgage rates, led to a significant increase in prepayment speeds in 1999 and 2001. As a result, management repositioned the securities portfolio in 2001 to reduce the overall impact on yields and improve longer-term profitability.

         The Company manages its securities available-for-sale portfolio and trading account portfolio on a total return basis. In this respect, management regularly reviews the performance of its securities and sells specific securities to provide opportunities to enhance net interest income and net interest margin, and when possible it will recognize gains on the sale of securities. The Company has a long history of managing its securities in this manner. During 2001, the Company experienced an above average level of refinancing activity on its mortgage-backed securities. Trading account profits result from trading strategies that are utilized to supplement narrowing bond yields during periods of interest rate volatility. Gains on securities transactions for the years ended December 31, 2001 and 2000 were $2.8 million and $1.2 million, respectively. Trading account profits were $899,000 compared to a loss of $120,000 for the years ended December 31, 2001 and 2000, respectively.

         All fixed and adjustable rate mortgage pools contain a certain amount of risk related to the uncertainty of prepayments of the underlying mortgages. Interest rate changes have a direct impact upon prepayment rates. The Company uses computer simulation models to test the average life and yield volatility of adjustable rate mortgage pools under various interest rate assumptions to monitor volatility. Stress tests are performed quarterly.

Investment Maturities and Yields

         The following tables set forth the contractual or estimated maturities of the components of the Company's securities portfolio as of December 31, 2001 and the weighted average yields on a non-tax-equivalent basis. The table assumes estimated fair values for available-for-sale securities and amortized cost for held-to-maturity securities:


                                                                            MATURING
                             -------------------------------------------------------------------------------------------------
                                                    AFTER ONE BUT       AFTER FIVE BUT
                              WITHIN ONE YEAR       WITHIN FIVE YEARS   WITHIN TEN YEARS   AFTER TEN YEARS        TOTAL
                             ------------------     -----------------   ----------------   ---------------   -----------------
                              AMOUNT     YIELD      AMOUNT    YIELD     AMOUNT    YIELD    AMOUNT   YIELD    AMOUNT     YIELD
                             --------   -------    --------  --------  --------  -------  -------- -------  --------   -------
                                                                (DOLLARS IN THOUSANDS)
Available-for-Sale
Securities:
U.S. Treasury and
  obligations of U. S.
  government agencies         $  --      0.00%     $    --      0.00%  $    505    6.46%  $    --    0.00%  $    505     6.46%

Obligations of
 states and political
  subdivisions                   452     5.31         4,089     5.76      6,482    4.61      1,849   4.67     12,872     5.01

Mortgage-backed securities       111     7.00       408,935     7.09    127,255    6.53     61,601   6.70    597,902     6.93

Equity securities                --      0.00           --      0.00        --     0.00     72,007   5.73     72,007     5.73

Other bonds                      988     7.13           953     5.50        --     0.00        --    0.00      1,941     6.33
                             --------   -------    --------  --------  --------  -------  -------- -------  --------   -------
Total                         $1,551     6.59      $413,977     7.07   $134,242    6.44   $135,457   6.16   $685,227     6.76
                             ========   =======    ========  ========  ========  =======  ======== =======  ========  ========
Held-to-Maturity Securities:
Obligations of states and
  political subdivisions      $3,281     4.89      $ 17,473     4.83   $    691    4.95   $    --    0.00   $ 21,445     4.84
                             ========   =======    ========  ========  ========  =======  ======== =======  ========  ========

Deposits

     The Company has experienced significant growth in total deposits in recent years. Total deposits were $1.2 billion at December 31, 2001, $1.1 billion at December 31, 2000, and $971.0 million at December 31, 1999, representing an increase of 11.6% and 11.8%, respectively, between the three years. Average total deposits were $1.0 billion for the year ended December 31, 2001, $905.2 million for the year ended December 31, 2000, and $925.3 million for the year ended December 31, 1999. These increases in deposits are the result of increased marketing activity in the last three years in connection with the opening of new banking centers in Aledo, Roselle, McHenry, and Island Lake, as well as normal growth in the Banks' core market areas. Deposit growth in 2001 surpassed the budgeted levels; the rate of deposit growth is likely to increase in 2002.

     The following table sets forth the average amount of and the average rate paid on deposits by category for the indicated periods.

                                                       FOR THE YEAR ENDED DECEMBER 31,
                              ----------------------------------------------------------------------------------------------------
                                            2001                                 2000                              1999
                              ----------------------------          ---------------------------        ---------------------------
                                          PERCENT                              PERCENT                            PERCENT
                              AVERAGE        OF                     AVERAGE       OF                   AVERAGE       OF
                              BALANCE     DEPOSITS    RATE          BALANCE    DEPOSITS    RATE        BALANCE    DEPOSITS    RATE
                              --------    --------    ----          -------    --------    ----        --------   --------    ----
                                                          (DOLLARS IN THOUSANDS)
Non-interest-bearing
demand deposits             $  121,394     10.47%     0.00%      $  117,396     11.48%      0.00%      $112,417     12.15%    0.00%
Interest-bearing
demand deposits                129,116     11.13      2.64          112,714     11.02       3.50         97,823     10.57     2.95
Savings and money
market accounts                264,603     22.82      3.16          248,214     24.28       4.49        232,308     25.11     3.69
Time Deposits:
Certificates of deposit,
under $100,000(1)              480,036     41.39      5.70          423,721     41.43       5.96        371,160     40.11     5.31
Certificates of deposit,
over $100,000(1)                95,389      8.23      5.23           62,075      6.07       6.06         64,369      6.97     5.14
Public funds                    69,137      5.96      4.89           58,525      5.72       6.09         47,208      5.09     4.78
                            ----------    ------                 ----------    ------                  --------    ------
Total time
deposits                       644,562     55.58      5.55          544,321     53.22       5.99        482,737     52.17     5.23
                            ----------    ------                 ----------    ------                  --------    ------
Total deposits              $1,159,675    100.00      4.10       $1,022,645    100.00%      4.66%      $925,285    100.00%    3.97%
                            ==========    ======                 ==========    ======                  ========    ======

----------
(1)  Certificates of deposit exclusive of public funds.


     The following table summarizes the maturity distribution of certificates of deposit in amounts of $100,000 or more as of December 31, 2001. These deposits have been made by individuals, businesses, and public and other not-for-profit entities, most of which are located within the Company's market area.

                                                               (IN THOUSANDS)
                                                               --------------

Three months or less                                              $ 99,011
Over three months through twelve months                            127,554
Over one year through three years                                    8,843
Over three years                                                       226
                                                                   -------
Total                                                             $235,634
                                                                  ========

Borrowings

     The following table summarizes the Company's borrowings.

                                                                                 DECEMBER 31,
                                                                 -----------------------------------------
                                                                   2001             2000             1999
                                                                 --------         --------        --------
                                                                                 (DOLLARS IN THOUSANDS)
Federal funds purchased                                          $ 24,350         $  3,830       $   6,725
Securities sold under agreements to repurchase                    146,800           20,463          12,200
Lines of credit                                                     6,500            5,300           7,500
Mortgage payable and other                                             --               --             150
Junior subordinated debt                                           20,000           20,000              --
FHLB advances                                                     244,500          239,500         169,500
                                                                 --------         --------        --------
Total                                                            $442,150         $289,093        $196,075
                                                                 ========         ========        ========

     The Company uses short-term borrowings on a limited basis. These borrowings include overnight funds purchased, securities sold under agreements to repurchase, FHLB advances, and commercial bank lines of credit. The following table sets forth categories of short-term borrowings of the Company for the indicated periods.

                                                                            YEAR ENDED DECEMBER 31,
                                                                 -----------------------------------------
                                                                   2001             2000             1999
                                                                 --------         --------        --------
                                                                                 (DOLLARS IN THOUSANDS)
Federal funds purchased:
Balance at end of year                                           $24,350          $ 3,830        $ 6,725
Weighted average interest rate at end of year                       1.89%            6.02%          5.89%
Maximum amount outstanding (1)                                   $51,500     $     14,815        $20,350
Average amount outstanding                                        23,604            8,848          7,973
Weighted average interest rate during year                          3.36%            6.60%          5.33%

----------
(1)  Based on amount outstanding at month end during each year.


                                                                            YEAR ENDED DECEMBER 31,
                                                                 -----------------------------------------
                                                                   2001             2000             1999
                                                                 --------         --------        --------
                                                                                 (DOLLARS IN THOUSANDS)
Securities sold under repurchase agreements:
Balance at end of year                                           $ 146,800        $20,463        $12,200
Weighted average interest rate at end of year                         2.04%          6.35%          5.79%
Maximum amount outstanding (1)                                   $ 146,800        $36,005        $12,321
Average amount outstanding                                          37,070         23,935          4,374
Weighted average interest rate during year                            3.85%          6.00%          5.16%

----------
(1)  Based on amount outstanding at month end during each year.


     The Banks each became members of the Federal Home Loan Bank of Chicago ("FHLB") during 1996. Membership requirements include common stock ownership in the FHLB. The Banks have FHLB advances due at various times through 2011. These advances are used as a supplemental source of funds. At December 31, 2001, $213.5 million of these advances had call provisions. The following table sets forth categories of FHLB advances of the Company as of the indicated dates or for the indicated periods.

                                                                            YEAR ENDED DECEMBER 31,
                                                                 -----------------------------------------
                                                                   2001             2000             1999
                                                                 --------         --------        --------
                                                                                 (DOLLARS IN THOUSANDS)
FHLB advances:
Balance at end of year                                           $244,500         $239,500      $169,500
Weighted average interest rate at end of year                        5.47%            5.56%         5.22%
Maximum amount outstanding (1)                                   $244,500         $239,500      $172,000
Average amount outstanding                                        243,706          216,173       126,444
Weighted average interest rate during year                           5.55%            5.81%         5.11%

----------
(1)  Based on amount outstanding at month end during each year.


     The following table sets forth categories of short-term or revolving lines of credit borrowings of the Company from correspondent banks as of the indicated dates or for the indicated periods.

                                                                            YEAR ENDED DECEMBER 31,
                                                                 -----------------------------------------
                                                                   2001             2000             1999
                                                                 --------         --------        --------
                                                                                 (DOLLARS IN THOUSANDS)
Lines of Credit:
Balance at end of year                                           $6,500           $ 5,300        $7,500
Weighted average interest rate at end of year                      2.59%             7.57%         6.85%
Maximum amount outstanding (1)                                   $6,500           $13,750        $7,500
Average amount outstanding                                        6,147             8,307         5,671
Weighted average interest rate during year                         6.46%             7.87%         7.09%

----------
(1)  Based on amount outstanding at month end during each year.

     The Company entered into a credit agreement with a correspondent bank on January 30, 1998 ("the Credit Agreement"), which provides the Company with a revolving line of credit with a maximum availability of $25.0 million. The original maturity of the revolving line of credit was January 30, 2000. On January 17, 2000, this revolving line of credit was extended until January 31, 2002 by an amendment to the existing agreement. On January 11, 2002, this revolving line of credit was further extended until January 30, 2004.

     Amounts outstanding under the Company's revolving line of credit represent borrowings incurred to provide capital contributions to the Banks to support their growth. The Company makes interest payments, at its option, at the 30-, 60-, 90-, or 180-day London Inter-Bank Offered Rate ("LIBOR") plus 95 basis points or the prime rate less 25 basis points. The principal balance outstanding under the line was $6.5 million as of December 31, 2001, with the entire balance maturing and renewing in the first quarter of 2002.

     In May 2000, the Company formed MBHI Capital Trust I ("the Trust"). The Trust is a statutory business trust formed under the laws of the State of Delaware and is wholly owned by the Company. In June 2000, the Trust issued 10.0% preferred securities with an aggregate liquidation amount of $20,000,000 ($25 per preferred security) to third-party investors in an underwritten public offering. The Company issued 10.0% junior subordinated debentures aggregating $20,000,000 to the Trust. The junior subordinated debentures are the sole assets of the Trust. The junior subordinated debentures and the preferred securities pay distributions and dividends, respectively, on a quarterly basis, which are included in interest expense. The junior subordinated debentures will mature on June 7, 2030, at which time the preferred securities must be redeemed. The junior subordinated debentures and preferred securities can be redeemed contemporaneously, in whole or in part, beginning June 7, 2005 at a redemption price of $25 per preferred security. The Company has provided a full, irrevocable, and unconditional guarantee on a subordinated basis of the obligations of the Trust under the preferred securities in the event of the occurrence of an event of default, as defined in such guarantee.

CAPITAL RESOURCES

     The Company monitors compliance with bank and bank-holding company regulatory capital requirements, focusing primarily on risk-based capital guidelines. Under the risk-based capital method of capital measurement, the ratio computed is dependent upon the amount and composition of assets recorded on the balance sheet and the amount and composition of off-balance sheet items, in addition to the level of capital. Included in the risk-based capital method are two measures of capital adequacy, Tier 1, or core capital, and total capital, which consists of Tier 1 plus Tier 2 capital. See "Business - Supervision and Regulation - Bank Holding Company Regulation" for definitions of Tier 1 and Tier 2 capital.

     The following tables set forth the Company's capital ratios as of the indicated dates.

                                                            RISK-BASED CAPITAL RATIOS

                                                                    DECEMBER 31,
                                  ------------------------------------------------------------------------------
                                            2001                        2000                        1999
                                  ----------------------      --------------------          --------------------
                                    AMOUNT        RATIO         AMOUNT      RATIO            AMOUNT        RATIO
                                  ----------     -------      ---------     ------          --------       -----
                                                            (DOLLARS IN THOUSANDS)
Tier 1 capital to
risk-weighted assets              $  113,747      9.93%      $ 102,532      11.02%          $ 77,263       11.11
Tier 1 capital
minimum requirement                   45,814      4.00          37,214       4.00             27,821        4.00
Total capital to
risk-weighted assets                 123,984     10.82         111,125      11.94             84,829       12.20
Total capital minimum
requirements                          91,628      8.00          74,428       8.00             55,643        8.00
Total risk-
weighted assets                    1,145,354                   930,352                       695,532


LIQUIDITY

     The Company manages its liquidity position with the objective of maintaining sufficient funds to respond to the needs of depositors and borrowers and to take advantage of earnings enhancement opportunities. In addition to the normal inflow of funds from core-deposit growth, together with repayments and maturities of loans and securities, the Company utilizes other short-term funding sources such as securities sold under agreements to repurchase, overnight funds purchased from correspondent banks and the acceptance of short-term deposits from public entities. The FHLB provides an additional source of liquidity. The Banks have used the FHLB extensively since 1999. In 2001, FHLB advances increased by $5 million. Assuming that collateral is available to secure loans, each Bank can borrow up to 35% of its assets with the FHLB, which provided the Banks with a total additional $387.0 million in unused capacity at December 31, 2001.

     The Banks also have various funding arrangements with commercial and investment banks providing up to $1.5 billion of available funding sources in the form of Federal funds lines, repurchase agreements, and brokered certificate of deposit programs. Unused capacity under these lines was $1.2 billion at December 31, 2001. The Banks maintain these funding arrangements to achieve favorable costs of funds, manage interest rate risk, and enhance liquidity in the event of deposit withdrawals.

     The Company monitors and manages its liquidity position on several bases, which vary depending upon the time period. As the time period is expanded, other data is factored in, including estimated loan funding requirements, estimated loan payoffs, securities portfolio maturities or calls, and anticipated depository buildups or runoffs.

     The Company classifies the majority of its securities as available-for-sale, thereby maintaining significant liquidity. The Company's liquidity position is further enhanced by the structuring of a majority of its loan portfolio interest payments as monthly and also by the significant representation of retail credit and residential mortgage loans in the Company's loan portfolio.

     The Company's cash flows are composed of three classifications: cash flows from operating activities, cash flows from investing activities, and cash flows from financing activities. Net cash provided by operating activities, consisting primarily of earnings, was $20.4 million, $15.6 million, and $21.5 million for the years ended December 31, 2001, 2000, and 1999, respectively. Net cash used in investing activities, consisting primarily of loan and investment funding, was $288.9 million, $204.5 million, and $179.4 million for the years ended December 31, 2001, 2000, and 1999, respectively. Net cash provided by financing activities, consisting principally of deposit growth and net borrowings, was $271.7 million, $199.3 million, and $153.8 million for the years ended December 31, 2001, 2000, and 1999, respectively.


ASSET/LIABILITY MANAGEMENT

     The business of the Company and the composition of its balance sheet consists of investments in interest-earning assets (primarily loans, mortgage-backed securities, and other securities) that are primarily funded by interest-bearing liabilities, (deposits and borrowings). All of the financial instruments of the Company as of December 31, 2001 were for other than trading purposes. Such financial instruments have varying levels of sensitivity to changes in market rates of interest. The Company's net interest income is dependent on the amounts of and yields on its interest-earning assets as compared to the amounts of and rates on its interest-bearing liabilities. Net interest income is therefore sensitive to changes in market rates of interest.

     The Company's asset/liability management strategy is to maximize net interest income while limiting exposure to risks associated with a volatile interest rate environment. This strategy is implemented by the Company's ongoing analysis and management of its interest rate risk. A principal function of asset/liability management is to coordinate the levels of interest-sensitive assets and liabilities to minimize net interest income fluctuations in times of fluctuating market interest rates. In January 2002, the Company entered into an interest rate swap with a counterparty in order to convert its $20 million trust preferred securities and related junior subordinated debentures from a 10.0% fixed rate instrument into floating rate debt. The interest rate swap was written to the call date on the trust preferred securities, which is June 7, 2005. The Company will pay interest quarterly at a rate equal to the Three-Month LIBOR rate. The counterparty will pay a fixed rate of 4.59% for the term of the agreement. This transaction is expected to reduce the Company's interest expense by more than 2.50% in the first three months of 2002.

     Interest rate risk results when the maturity or repricing intervals and interest rate indices of the interest-earning assets, interest-bearing liabilities, and off-balance sheet financial instruments are different, thus creating a risk that will result in disproportionate changes in the value of and the net earnings generated from the Company's interest-earning assets, interest-bearing liabilities, and off-balance sheet financial instruments. The Company's exposure to interest rate risk is managed primarily through the Company's strategy of selecting the types and terms of interest-earning assets and interest-bearing liabilities that generate favorable earnings while limiting the potential negative effects of changes in market interest rates. Because the Company's primary source of interest-bearing liabilities is customer deposits, the Company's ability to manage the types and terms of such deposits may be somewhat limited by customer maturity preferences in the market areas in which the Company operates. Borrowings, which include FHLB advances, short-term borrowings, and long-term borrowings, are generally structured with specific terms which, in management's judgment, when aggregated with the terms for outstanding deposits and matched with interest-earning assets, reduce the Company's exposure to interest rate risk. The rates, terms, and interest rate indices of the Company's interest-earning assets result primarily from the Company's strategy of investing in securities and loans (a substantial portion of which have adjustable rate terms). This permits the Company to limit its exposure to interest rate risk, together with credit risk, while at the same time achieving a positive interest rate spread from the difference between the income earned on interest-earning assets and the cost of interest-bearing liabilities.

     Management uses a duration model for each of the Banks' internal asset/liability management. The model uses cash flows and repricing information from loans and certificate of deposits, plus repricing assumptions on products without specific repricing dates (e.g., savings and interest-bearing demand deposits), to calculate the durations of each of the Banks' assets and liabilities. Securities are stress tested, and the theoretical changes in cash flow are key elements of the Company's model. The model also projects the effect on the Company's earnings and theoretical value for a change in interest rates. The model computes the duration of each of the Banks' rate sensitive assets and liabilities, a theoretical market value of each of the Banks and the effects of rate changes on each of the Banks' earnings and market value. The Banks' exposure to interest rates is reviewed on a monthly basis by senior management and the Company's Board of Directors.

     Each of the Banks also maintains specific interest rate risk management policy limits. Based upon simulation modeling, these guidelines include a +/- 20% change in net interest income upon an immediate or gradual 200 basis point change in interest rates.


EFFECTS OF INFLATION

     Inflation can have a significant effect on the operating results of all industries. However, management believes that inflationary factors are not as critical to the banking industry as they are to other industries, due to the high concentration of relatively short-duration monetary assets in the banking industry. Inflation does, however, have some impact on the Company's growth, earnings, and total assets and on its need to closely monitor its equity capital levels. Management does not expect inflation to be a significant factor in 2002.

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

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company's overall interest rate sensitivity is demonstrated by net interest income analysis. Net interest income analysis measures the change in net interest income in the event of hypothetical changes in interest rates. This analysis assesses the risk of change in net interest income in the event of sudden and sustained 1.0% and 2.0% increases and decreases in market interest rates. The tables below present the Company's projected changes in net interest income for the various rate shock levels at December 31, 2001 and 2000, respectively.

                              2001 NET INTEREST INCOME
                        --------------------------------------
                                           DOLLAR       RATE
                        AMOUNT             CHANGE      CHANGE
                        -------           --------     -------
                        (DOLLARS IN THOUSANDS)
+200 bp                 $64,675           $(2,951)     (4.36)%
+100 bp                  64,550            (3,076)     (4.55)
Base                     67,626                --         --
-100 bp                  69,487             1,861       2.75
-200 bp                  69,191             1,565       2.31


                              2000 NET INTEREST INCOME
                        --------------------------------------
                                           DOLLAR       RATE
                        AMOUNT             CHANGE      CHANGE
                        -------           --------     -------
                        (DOLLARS IN THOUSANDS)
+200 bp                 $42,560           $(1,876)     (4.22)%
+100 bp                  43,578              (858)     (1.93)
Base                     44,436                --         --
-100 bp                  43,999              (437)     (0.98)
-200 bp                  43,320            (1,116)     (2.51)


     As shown above, at December 31, 2001, the effect of an immediate 200 basis point increase in interest rates would decrease the Company's net interest income by 4.36%, or approximately $3.0 million. The effect of an immediate 200 basis point decrease in rates would increase the Company's net interest income by 2.31%, or approximately $1.6 million. Overall net interest income sensitivity has decreased slightly from 2000 to 2001, but remains within the Company's and recommended regulatory guidelines. This decreased sensitivity was due to the changes in interest rates that affected various earning assets and interest-bearing liabilities.

     As shown above, at December 31, 2000, the effect of an immediate 200 basis point increase in interest rates would decrease the Company's net income by 4.22%, or approximately $1.9 million. The effect of an immediate 200 basis point decrease in rates would decrease the Company's net interest income by 2.51%, or approximately $1.1 million.


ITEM 8.  CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     See "Index to Consolidated Financial Statements" on page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information regarding directors of the Registrant is included in the Registrant's Proxy Statement for its 2002 Annual Meeting of Stockholders ("the Proxy Statement") under the heading "Election of Directors" and the information included therein is incorporated herein by reference. Information regarding the executive officers of the Registrant is included in "Item I. Business."


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


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Information regarding security ownership of certain beneficial owners and management is included in the Registrant's Proxy Statement under the headings "Voting Securities" and "Security Ownership of Certain Beneficial Owners," and the information included therein is incorporated herein by reference.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Information regarding certain relationships and related transactions is included in the Registrant's Proxy Statement under the heading "Transactions with Certain Related Persons," and the information included therein is incorporated herein by reference.


                                     PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K


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

     (A)(3) EXHIBITS

     The following exhibits are either filed as part of this report or are incorporated herein by reference:

  3.1             Restated Certificate of Incorporation, as amended (incorporated by reference to
                  Registrant's Registration Statement on Form S-1, Registration No. 333-42827).
  3.2             Restated By-Laws, as amended (incorporated by reference to Registrant's
                  Quarterly Report on Form 10-Q for the quarter ended June 30, 1998,
                  File No. 0-29652).
  3.3             Amendment of Restated By-Laws (incorporated by reference to Registrant's
                  Quarterly Report on Form 10-Q for the quarter ended June 30, 2000,
                  File No. 0-29598).
  4.1             Specimen Common Stock Certificate (incorporated by reference to Registrant's
                  Registration Statement on Form S-1, Registration No. 333-42827).
  4.2             Certain instruments defining the rights of the holders of
                  long-term debt of the Company and certain of its subsidiaries, none of which authorize a total amount of indebtedness in
                  excess of 10% of the total assets of the Company and its
                  subsidiaries on a consolidated basis, have not been filed as
                  Exhibits. The Company hereby agrees to furnish a copy of any of these agreements to the SEC upon request.
*10.3             Midwest Banc Holdings, Inc. 1996 Stock Option Plan (incorporated by reference to Registrant's Registration Statement on Form S-1, Registration No. 333-42827).
*10.4             Amendment to the Midwest Banc Holdings, Inc. 1996 Stock Option Plan
                  (incorporated by reference to Registrant's Annual Report on Form 10-K for the year ended December 31, 1998, File No. 0-29652).
*10.5             Form of Transitional Employment Agreements (incorporated by reference to
                  Registrant's Registration Statement on Form S-1, Registration No. 333-42827).
 10.6             Lease dated as of December 24, 1958, between Western National
                  Bank of Cicero and Midwest Bank and Trust Company, as amended
                  (incorporated by reference to Registrant's Registration
                  Statement on Form S-1, Registration No. 333-42827).
 10.7             Britannica Centre Lease, dated as of May 1, 1994, between Chicago Title and
                  Trust Company, as Trustee under Trust Agreement dated November 2, 1977 and known as Trust No. 1070932 and Midwest Bank & Trust Company (incorporated by reference to Registrant's Registration Statement on Form S-1,
                  Registration No. 333-42827).
 10.8             Lease dated as of March 20, 1996 between Grove Lodge No. 824 Ancient Free and
                  Accepted Masons and Midwest Bank of Hinsdale (incorporated by reference to
                  Registrant's Registration Statement on Form S-1, Registration No. 333-42827).
 10.9             Office Lease, undated, between Grove Lodge No. 824 Ancient Free and Accepted
                  Masons and Midwest Bank of Hinsdale (incorporated by reference to Registrant's
                  Registration Statement on Form S-1, Registration No. 333-42827).
 10.10            Credit Agreement as of January 30,1998, between the Company, Midwest One
                  Mortgage Services, Inc., and Harris Trust & Savings Bank (incorporated by reference to Registrant's Registration Statement on Form S-1,
                  Registration No. 333-42827).
 10.11            First Amendment and waiver to Credit Agreement dated as of September 28,
                  1998 between the Company, Midwest One Mortgage Services, Inc., and Harris

                  Trust and Savings Bank (incorporated by reference to Registrant's Form 10-K for the fiscal year ended 1999, File
                  No. 0-29598).

 10.12 Second Amendment and waiver to Credit Agreement dated as of January 7, 1999 between the Company, Midwest One Mortgage
                  Services, Inc., and Harris Trust and Savings Bank
                  (incorporated by reference to Registrant's Form 10-K for the fiscal year ended 1999, File No. 0-29598).

 10.13            Third Amendment and waiver to Credit Agreement dated as of January 17, 2000 between the Company and Harris Trust and Savings Bank (incorporated by reference to Registrant's Form 10-K for the fiscal year ended 1999,
                  File No. 0-29598).
 10.14            Fourth Amendment to Credit Agreement dated January 17, 2000 between the
                  Company and Harris Trust and Savings Bank.
*10.15            Form of Supplemental Executive Retirement Agreement
                  (incorporated by reference to Registrant's Form 10-Q for the quarter ended September 30, 2001).

*10.16            Form of Transitional Employment Agreement (Executive Officer
                  Group) (incorporated by reference to Registrant's Form 10-Q for the quarter ended September 30, 2001).

 21.1             Subsidiaries.
 23.1             Consent of Crowe, Chizek and Company LLP.
 24.1             Power of Attorney (included on signature page).

----------
* Indicates management contracts or compensatory plans or arrangements required to be filed as an exhibit.


     (B)  REPORTS ON FORM 8-K.

          THE FOLLOWING CURRENT REPORTS OF FORM 8-K WERE FILED BY THE COMPANY DURING THE LAST QUARTER OF FISCAL 2001:
          o    Form 8-K dated October 4, 2001;
          o    Form 8-K dated October 15, 2001; and
          o    Form 8-K dated December 20, 2001.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       MIDWEST BANC HOLDINGS, INC.


Date: March 27, 2002                   BY: /s/ BRAD A. LUECKE
                                           ------------------------
                                           Brad A. Luecke
                                           President and Chief Executive Officer


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

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf in the capacities and on the dates indicated:

SIGNATURE                                   TITLE                                                     DATE
---------                                   -----                                                     ----
/s/ E.V. SILVERI
------------------------------
E.V. Silveri                                Chairman of the Board, Director                           March 27, 2002

/s/ BRAD A. LUECKE
------------------------------
Brad A. Luecke                              President, Chief Executive Officer, and Director          March 27, 2002

/s/ ANGELO A. DIPAOLO
------------------------------
Angelo A. DiPaolo                           Director                                                  March 27, 2002

/s/ DANIEL NAGLE
------------------------------
Daniel Nagle                                Director                                                  March 27, 2002

/s/ JOSEPH RIZZA
------------------------------
Joseph Rizza                                Director                                                  March 27, 2002

/s/ LEROY ROSASCO
------------------------------
LeRoy Rosasco                               Director                                                  March 27, 2002

/s/ ROBERT D. SMALL
------------------------------
Robert D. Small                             Director                                                  March 27, 2002

/s/ LEON WOLIN
------------------------------
Leon Wolin                                  Director                                                  March 27, 2002

/s/ DANIEL R. KADOLPH
------------------------------
Daniel R. Kadolph                           Senior Vice President, Chief Financial Officer,           March 27, 2002
                                            Comptroller, and Treasurer

                          MIDWEST BANC HOLDINGS, INC.
                       CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2001, 2000, and 1999


                                    CONTENTS


REPORT OF INDEPENDENT AUDITORS                                            F-2

FINANCIAL STATEMENTS

   CONSOLIDATED BALANCE SHEETS                                            F-3

   CONSOLIDATED STATEMENTS OF INCOME                                      F-4

   CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY                        F-5

   CONSOLIDATED STATEMENTS OF CASH FLOWS                                  F-6

   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                             F-7

                              [CROWE CHIZEK LOGO]


                         REPORT OF INDEPENDENT AUDITORS


To the Stockholders and Board of Directors
Midwest Banc Holdings, Inc.


We have audited the accompanying consolidated balance sheets of Midwest Banc Holdings, Inc. as of December 31, 2001 and 2000 and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Midwest Banc Holdings, Inc. at December 31, 2001 and 2000 and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America.



                                       [Crowe, Chizek and Company LLP SIGNATURE]

                                        Crowe, Chizek and Company LLP

Oak Brook, Illinois
January 11, 2002

                          MIDWEST BANC HOLDINGS, INC.
                           CONSOLIDATED BALANCE SHEETS
                                 (In thousands)
-------------------------------------------------------------------------------

                                                                                    December 31,
                                                                              ---------------------------
                                                                                 2001             2000
                                                                              ----------       ----------
ASSETS
Cash and cash equivalents                                                     $   49,812       $   46,556
Securities available-for-sale                                                    683,474          513,512
Securities held-to-maturity (fair value: 2001 - $21,865;
2000 - $25,215)                                                                   21,445           25,174
Loans                                                                          1,003,386          824,632
Allowance for loan losses                                                        (10,135)          (8,593)
                                                                              ----------       ----------
Net loans                                                                        993,251          816,039
Cash value of life insurance                                                      19,554           18,617
Premises and equipment, net                                                       19,477           21,185
Other real estate                                                                    355            1,153
Goodwill                                                                           3,524            3,893
Other assets                                                                      19,530           21,641
                                                                              ----------       ----------
Total assets                                                                  $1,810,422       $1,467,770
                                                                              ==========       ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
Deposits
Non-interest-bearing                                                          $  134,707      $   128,749
Interest-bearing                                                               1,076,813          957,037
                                                                              ----------       ----------
Total deposits                                                                 1,211,520        1,085,786
Federal funds purchased                                                           24,350            3,830
Securities sold under agreements to repurchase                                   146,800           20,463
Advances from the Federal Home Loan Bank                                         244,500          239,500
Junior subordinated debt                                                          20,000           20,000
Note payable                                                                       6,500            5,300
Due to broker                                                                     46,432               --
Other liabilities                                                                 14,106           10,315
                                                                              ----------       ----------
Total liabilities                                                              1,714,208        1,385,194

Stockholders' equity
Preferred stock                                                                       --               --
Common stock                                                                         114              114
Surplus                                                                           29,587           29,654
Retained earnings                                                                 77,256           65,814
Accumulated other comprehensive loss                                              (1,057)          (3,861)
Treasury stock, at cost                                                           (9,686)          (9,145)
                                                                              ----------       ----------
Total stockholders' equity                                                        96,214           82,576
                                                                              ----------       ----------
Total liabilities and stockholders' equity                                    $1,810,422       $1,467,770
                                                                              ==========       ==========


-------------------------------------------------------------------------------
          See accompanying notes to consolidated financial statements.

                           MIDWEST BANC HOLDINGS, INC.
                       CONSOLIDATED STATEMENTS OF INCOME
                      (In thousands, except per share data)
-------------------------------------------------------------------------------

                                                                                          Year Ended December 31,
                                                                                     --------------------------------
                                                                                       2001        2000        1999
                                                                                     --------    --------     -------
Interest income
 Loans                                                                               $ 76,429    $ 71,865     $52,272
 Securities
  Taxable                                                                              34,920      35,409      29,957
  Exempt from federal income taxes                                                      1,508       1,854       1,508
 Trading account securities                                                                25           3          46
 Federal funds sold and other short-term investments                                      250         661         363
                                                                                     --------    --------     -------
  Total interest income                                                               113,132     109,792      84,146
Interest expense
 Deposits                                                                              47,519      47,680      36,730
 Advances from the Federal Home Loan Bank                                              13,528      12,549       6,463
 Notes payable and other borrowings                                                       397         661         418
 Federal funds purchased and securities sold under
  agreements to repurchase                                                              2,221       2,020         651
 Junior subordinated debt                                                               2,000       1,122          --
                                                                                     --------    --------     -------
  Total interest expense                                                               65,665      64,032      44,262
                                                                                     --------    --------     -------

NET INTEREST INCOME                                                                    47,467      45,760      39,884
Provision for loan losses                                                               2,220       1,850       2,203
                                                                                     --------    --------     -------
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES                                    45,247      43,910      37,681
Other income
 Service charges on deposit accounts                                                    5,013       3,615       3,309
 Net gains on securities transactions                                                   2,761       1,190         299
 Net trading account profits (losses)                                                     899        (120)        160
 Mortgage loan origination fees                                                           605         197         693
 Insurance and brokerage commissions                                                      795         759         585
 Trust income                                                                             628         653         670
 Increase in cash surrender value of life insurance                                       937         445          --
 Other income                                                                           1,164         956       1,018
                                                                                     --------    --------     -------
  Total other income                                                                   12,802       7,695       6,734
Other expenses
 Salaries and employee benefits                                                        18,770      16,534      14,788
 Occupancy and equipment                                                                5,067       4,969       4,381
 Professional services                                                                  2,144       1,793       1,674
 Marketing                                                                                848       1,166         928
 Other expenses                                                                         4,634       4,898       4,003
                                                                                     --------    --------     -------
  Total other expenses                                                                 31,463      29,360      25,774
                                                                                     --------    --------     -------
INCOME BEFORE INCOME TAXES                                                             26,586      22,245      18,641
Provision for income taxes                                                              8,704       7,632       6,750
                                                                                     --------    --------     -------
NET INCOME                                                                            $17,882     $14,613     $11,891
                                                                                     ========    ========     =======
Basic earnings per share                                                              $  1.66     $  1.36     $  1.08
                                                                                     ========    ========     =======
Diluted earnings per share                                                            $  1.64     $  1.35     $  1.07
                                                                                     ========    ========     =======


-------------------------------------------------------------------------------
          See accompanying notes to consolidated financial statements.

                           MIDWEST BANC HOLDINGS, INC.
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                 (In thousands, except share and per share data)
-------------------------------------------------------------------------------

                                                                                   Accumulated                  Total
                                                                                       Other                    Stock-
                                                 Common                 Retained   Comprehensive   Treasury    holders'
                                                 Stock       Surplus    Earnings   Income (Loss)    Stock       Equity
                                                 ------      -------    --------   -------------   --------    --------
Balance, January 1, 1999                         $ 114       $ 29,704   $ 48,795    $  (522)       $  (462)     $ 77,629
Cash dividends declared
($.350 per share)                                   --             --     (3,838)        --             --        (3,838)
Purchase of 394,858 shares of treasury stock        --             --         --         --         (6,577)       (6,577)
Issuance of common stock upon
exercise of 512 stock options                       --             --         --         --              9             9
Comprehensive income
Net income                                          --             --     11,891         --             --        11,891
Net decrease in fair value of securities
classified as available-for-sale, net of
income taxes and reclassification
adjustments                                         --             --         --    (11,420)            --       (11,420)
                                                                                                                --------
Total comprehensive income                                                                                           471
                                                 -----       --------   --------    -------        -------      --------
Balance, December 31, 1999                         114         29,704     56,848    (11,942)        (7,030)       67,694

Cash dividends declared
($.525 per share)                                   --             --     (5,647)        --             --        (5,647)
Purchase of 155,654 shares of treasury stock        --             --         --         --         (2,271)       (2,271)
Issuance of common stock upon
exercise of 11,000 stock options, net
of tax benefits                                     --            (50)        --         --            156           106
Comprehensive income
Net income                                          --             --     14,613         --             --        14,613
Net increase in fair value of securities
classified as available-for-sale, net of
income taxes and reclassification
adjustments                                         --             --         --      8,081             --         8,081
                                                                                                                --------
Total comprehensive income                                                                                        22,694
                                                 -----       --------   --------    -------        -------      --------
Balance, December 31, 2000                         114         29,654     65,814     (3,861)        (9,145)       82,576
Cash dividends declared
($.600 per share)                                   --             --     (6,440)        --             --        (6,440)
Purchase of 28,000 shares of treasury stock         --             --         --         --           (541)         (541)
Issuance and retirement of common stock
upon exercise of 17,980 stock
options, net of tax benefits                        --            (67)        --         --             --           (67)
Comprehensive income
Net income                                          --             --     17,882         --             --        17,882
Net increase in fair value of securities
classified as available-for-sale, net of
income taxes and reclassification
adjustments                                         --             --        --       2,804             --         2,804
                                                                                                                --------
Total comprehensive income                                                                                        20,686
                                                 -----       --------   --------    -------        -------      --------
Balance, December 31, 2001                       $ 114       $ 29,587   $ 77,256    $(1,057)       $(9,686)     $ 96,214


-------------------------------------------------------------------------------
          See accompanying notes to consolidated financial statements.

                           MIDWEST BANC HOLDINGS, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
-------------------------------------------------------------------------------

                                                                                         Year Ended December 31,
                                                                                   ----------------------------------
                                                                                     2001         2000         1999
                                                                                   --------     --------     --------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                                         $ 17,882     $ 14,613     $  11,891
Adjustments to reconcile net income to net cash provided by
operating activities
Depreciation                                                                          2,474        2,683         2,296
Provision for loan losses                                                             2,220        1,850         2,203
Proceeds from sales of trading account securities, net                                  899         (120)          160
Net gain on sales of securities available-for-sale                                   (2,761)      (1,190)         (299)
Net loss (gain) on sales of trading account securities                                 (899)         120          (160)
Federal Home Loan Bank stock dividend                                                  (864)        (591)           --
Net change in real estate loans held for sale                                        (2,798)        (167)        3,380
Increase in cash surrender value of life insurance                                     (937)        (445)           --
Deferred income taxes                                                                   486         (347)         (481)
Change in other assets                                                                1,435       (4,743)        1,997
Change in other liabilities                                                           3,307        3,904           536
                                                                                   --------     --------     ---------
Net cash provided by operating activities                                            20,444       15,567        21,523

CASH FLOWS FROM INVESTING ACTIVITIES
Sales and maturities of securities available-for-sale                               349,521      121,416       123,481
Principal payments on securities                                                    132,915       55,105       102,380
Purchases of securities available-for-sale                                         (597,597)    (186,097)     (274,916)
Purchases of securities held-to-maturity                                                 --         (720)      (10,253)
Maturities of securities held-to-maturity                                             3,630        5,022         4,210
Net increase in loans                                                              (176,634)    (178,834)     (131,808)
Acquisition of branch, net                                                               --           --        13,794
Property and equipment expenditures, net                                               (766)      (2,200)       (6,286)
Investment in life insurance                                                             --      (18,172)           --
                                                                                   --------     --------     ---------
Net cash used in investing activities                                              (288,931)    (204,480)     (179,398)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits                                                            125,734      114,832        85,858
Issuance of junior subordinated debt, net of debt issuance costs                         --       19,030            --
Borrowings                                                                            9,500      256,800       123,200
Payments on borrowings                                                               (3,300)    (189,150)      (53,850)
Dividends paid                                                                       (6,440)      (5,397)       (3,323)
Change in securities sold under agreements to repurchase
and federal funds purchased                                                         146,857        5,368         8,456
Treasury stock and stock option transactions, net                                      (608)      (2,165)       (6,568)
                                                                                   --------     --------     ---------
Net cash provided by financing activities                                           271,743      199,318       153,773
                                                                                   --------     --------     ---------
Increase (decrease) in cash and cash equivalents                                      3,256       10,405        (4,102)
Cash and cash equivalents at beginning of year                                       46,556       36,151        40,253
                                                                                   --------     --------     ---------

CASH AND CASH EQUIVALENTS AT END OF YEAR                                           $ 49,812     $ 46,556     $  36,151
                                                                                   ========     ========     =========
Supplemental disclosures
Cash paid during the year for
Interest                                                                           $ 66,105     $ 62,846     $  43,717
Income taxes                                                                          8,991        8,397         6,541
Amount due to broker for purchases of securities                                     46,432           --        14,424


-------------------------------------------------------------------------------
          See accompanying notes to consolidated financial statements.

                           MIDWEST BANC HOLDINGS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2001, 2000, and 1999
-------------------------------------------------------------------------------


NOTE 1 - NATURE OF OPERATIONS

Midwest Banc Holdings, Inc. ("Midwest Banc" or "the Company") is a bank holding company organized under the laws of the State of Delaware. Through its commercial bank and nonbank subsidiaries, the Company provides a full line of financial services to corporate and individual customers located in the greater Chicago metropolitan area and in Warren, Knox, Henderson, and Mercer Counties in western Illinois. These services include demand, time, and savings deposits; lending; mortgage banking; insurance products; and trust services. While the Company's management monitors the revenue streams of the various products and services, operations are managed and financial performance is evaluated on a Company-wide basis. Accordingly, all of the Company's banking operations are considered by management to be aggregated in one reportable operating segment.


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

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America and with general practices in the banking industry. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Securities: Securities are classified as held-to-maturity when the Company has the ability and management has the positive intent to hold those securities to maturity. Accordingly, they are stated at cost adjusted for amortization of premiums and accretion of discounts. Securities are classified as available-for-sale when the Company may decide to sell those securities for changes in market interest rates, liquidity needs, changes in yields or alternative investments, and for other reasons. They are carried at fair value with unrealized gains and losses, net of taxes, reported in other comprehensive income (loss). Interest income is reported net of amortization of premium and accretion of discount. Realized gains and losses on disposition of securities available-for-sale are based on the net proceeds and the adjusted carrying amounts of the securities sold, using the specific identification method. Trading account securities are carried at fair value. Realized and unrealized gains and losses on trading account securities are recognized in the statement of income as they occur. No trading securities were held at December 31, 2001 or 2000.

-------------------------------------------------------------------------------
                                   (Continued)

                           MIDWEST BANC HOLDINGS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2001, 2000, and 1999
-------------------------------------------------------------------------------


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Derivatives: The Company is involved in certain derivative transactions that are intended to protect the fair value of certain asset values and to improve the predictability of certain future transactions. All derivative instruments are recorded at their fair values and the change in the fair value of a derivative is included in other income. If derivative instruments are designated as hedges of fair values, both the change in the fair value of the hedge and the hedged item are included in current earnings. Fair value adjustments related to cash flow hedges are recorded in other comprehensive income and reclassified to earnings when the hedged transaction is reflected in earnings. Ineffective portions of hedges are reflected in earnings as they occur. At December 31, 2001, the Company did not have any fair value or cash flow hedges. The Company has bought and sold various put and call options, with terms less than 90 days, on mortgage-backed securities in the notional amount of $60 million at December 31, 2001. The carrying value of these options is $535,000, which approximates fair value and is included in other liabilities in the consolidated balance sheet.

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

Allowance for Loan Losses: The allowance for loan losses is a valuation allowance for probable incurred credit losses, increased by the provision for loan losses and decreased by charge-offs less recoveries. Management estimates the allowance balance required based on past loan loss experience, the nature and volume of the portfolio, information about specific borrower situations and estimated collateral values, economic conditions, and other factors. Allocations of the allowance may be made for specific loans, but the entire allowance is available for any loan that, in management's judgment, should be charged off. Loan losses are charged against the allowance when management believes that the uncollectibility of a loan balance is confirmed.

A loan is impaired when full payment under the loan terms is not expected. Impairment is evaluated in total for smaller-balance loans of similar nature such as residential mortgage and consumer loans and on an individual basis for other loans. If a loan is impaired, a portion of the allowance is allocated so that the loan is reported, net, at the present value of estimated future cash flows using the loan's existing rate or at the fair value of collateral if repayment is expected solely from the collateral.


-------------------------------------------------------------------------------
                                   (Continued)

                           MIDWEST BANC HOLDINGS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2001, 2000, and 1999
-------------------------------------------------------------------------------


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Premises and Equipment: Premises and equipment are stated at cost, less accumulated depreciation and amortization. Provisions for depreciation and amortization, included in operating expenses, are computed on the straight-line method over the estimated useful lives of the assets. The cost of maintenance and repairs is charged to income as incurred; significant improvements are capitalized.

Other Real Estate: Real estate acquired in settlement of loans is recorded at fair value when acquired, establishing a new cost basis. If fair value declines, a valuation allowance is recorded through expense. Costs after acquisition are expensed.

Goodwill: Goodwill results from the application of purchase accounting principles to the acquisition of subsidiaries and a branch office. Goodwill represents the excess of acquisition cost over the fair value of net assets acquired and, through December 31, 2001, has been amortized over periods ranging from 10 to 25 years using the straight-line method.

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

Stock Compensation: Employee compensation expense under stock option plans is reported if options are granted below market price at grant date. Pro forma disclosures of net income and earnings per share are shown using the fair value method of Statement of Financial Accounting Standards No. 123 to measure expense for options granted using an option pricing model to estimate fair value.

Stockholders' Equity: Common stock has $.01 par value, and 17,000,000 shares are authorized. There were 11,379,392 common shares issued at December 31, 2001 and 2000, including 667,000 shares and 639,000 shares held in treasury, respectively. Treasury stock is carried at cost. Preferred stock has $.01 par value, and 1,000,000 shares are authorized. There were no preferred shares issued or outstanding at December 31, 2001 and 2000.

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


-------------------------------------------------------------------------------
                                   (Continued)

                           MIDWEST BANC HOLDINGS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2001, 2000, and 1999
-------------------------------------------------------------------------------


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

New Accounting Pronouncements: A new accounting standard requires all business combinations to be recorded using the purchase method of accounting for any transaction initiated after June 30, 2001. Under the purchase method, all identifiable tangible and intangible assets and liabilities of the acquired company must be recorded at fair value at date of acquisition, and the excess of cost over fair value of net assets acquired is recorded as goodwill. Identifiable intangible assets must be separated from goodwill. Identifiable intangible assets with finite useful lives will be amortized under the new standard, whereas goodwill, both amounts previously recorded and future amounts purchased, will cease being amortized starting in 2002. Annual impairment testing will be required for goodwill with impairment being recorded if the carrying amount of goodwill exceeds its implied fair value. Adoption of this standard on January 1, 2002 will not have a material effect on the Company's financial statements.

Reclassifications: Some items in the prior year financial statements were reclassified to conform to the current presentation.


-------------------------------------------------------------------------------
                                   (Continued)

                           MIDWEST BANC HOLDINGS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2001, 2000, and 1999
-------------------------------------------------------------------------------


NOTE 3 - SECURITIES

The amortized cost and fair value of securities available-for-sale and held-to-maturity are as follows:

                                                                                    December 31, 2001
                                                                    ---------------------------------------------------
                                                                                     Gross       Gross
(In thousands)                                                      Amortized     Unrealized   Unrealized       Fair
                                                                       Cost          Gains       Losses         Value
                                                                    ---------     ----------   ----------     ---------
   Securities available-for-sale
   Obligations of U.S. government agencies                           $     505     $    11     $     --       $     516
   Obligations of states and political subdivisions                     12,872         245         (109)         13,008
   Mortgage-backed securities                                          597,902         926       (2,681)        596,147
   Equity securities                                                    72,007         455         (229)         72,233
   Corporate and other debt securities                                   1,941          --         (371)          1,570
                                                                     ---------     -------     --------       ---------
      Total securities available-for-sale                            $ 685,227     $ 1,637     $ (3,390)      $ 683,474
                                                                     =========     =======     ========       =========
Securities held-to-maturity
   Obligations of states and political subdivisions                  $  21,445     $   420     $     (1)      $  21,865
                                                                     =========     =======     ========       =========


                                                                                    December 31, 2000
                                                                    ---------------------------------------------------
                                                                                     Gross       Gross
(In thousands)                                                      Amortized     Unrealized   Unrealized       Fair
                                                                       Cost          Gains       Losses         Value
                                                                    ---------     ----------   ----------     ---------
Securities available-for-sale
   Obligations of U.S. government agencies                           $  1,000      $    --     $    (66)      $     934
   Obligations of states and political subdivisions                    10,789          198          (13)         10,974
   Mortgage-backed securities                                         427,339          597       (5,529)        422,407
   Collateralized mortgage obligations                                  1,724           --           (4)          1,720
   Equity securities                                                   59,746          743         (754)         59,735
   Corporate and other debt securities                                 19,312          190       (1,760)         17,742
                                                                     --------      -------     --------       ---------
      Total securities available-for-sale                            $519,910      $ 1,728     $ (8,126)      $ 513,512
                                                                     ========      =======     ========       =========
Securities held-to-maturity
   Obligations of states and political subdivisions                  $ 25,174      $   155     $   (114)      $  25,215
                                                                     ========      =======     ========       =========


At December 31, 2001, equity securities consist of $55 million of callable preferred stock issued by the Federal Home Loan Mortgage Corporation. The remaining equity securities consist of Federal Home Loan Bank ("FHLB") stock and Federal Reserve Bank stock.

At December 31, 2001, included in securities available-for-sale are approximately $46.4 million of securities, which have a trade date in 2001 and a settlement date in 2002. These securities are comprised primarily of mortgage-backed securities.


-------------------------------------------------------------------------------
                                   (Continued)

                           MIDWEST BANC HOLDINGS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2001, 2000, and 1999
-------------------------------------------------------------------------------


NOTE 3 - SECURITIES (Continued)

Securities with an approximate carrying value of $505,000,000 and $338,000,000 at December 31, 2001 and 2000 were pledged to secure public deposits, borrowings, and for other purposes as required or permitted by law. Included in securities pledged at December 31, 2001 and 2000 is $252,000,000 and $209,000,000, which has been pledged for FHLB borrowings.

The amortized cost and fair value of securities by contractual maturity at December 31, 2001 are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

(In thousands)                                                             Amortized         Fair
                                                                             Cost           Value
                                                                           ---------      ---------
Securities available-for-sale
    Due in one year or less                                                $  1,440       $   1,122
    Due after one year through five years                                     5,042           5,151
    Due after five years through ten years                                    6,987           6,998
    Due after ten years                                                       1,849           1,823
                                                                           --------       ---------
                                                                             15,318          15,094
    Mortgage-backed securities                                              597,902         596,147
                                                                           --------       ---------
        Total debt securities                                               613,220         611,241
    Equity securities                                                        72,007          72,233
                                                                           --------       ---------
        Total securities available-for-sale                                $685,227       $ 683,474
                                                                           ========       =========

Securities held-to-maturity
    Due in one year or less                                                $  3,281       $   3,339
    Due after one year through five years                                    17,473          17,813
    Due after five years through ten years                                      691             713
                                                                           --------       ---------
        Total securities held-to-maturity                                  $ 21,445       $  21,865
                                                                           ========       =========


Proceeds from sales of securities available-for-sale and the realized gross gains and losses are as follows:

                                                                             Year Ended December 31,
                                                                         -------------------------------------
(In thousands)                                                             2001          2000           1999
                                                                         --------      --------       --------
Proceeds from sales                                                      $347,230      $118,381       $122,686
Gross realized gains                                                        3,552         1,242            445
Gross realized losses                                                        (791)          (52)          (146)


--------------------------------------------------------------------------------
                                  (Continued)

                           MIDWEST BANC HOLDINGS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2001, 2000, and 1999

--------------------------------------------------------------------------------


NOTE 4 - FAIR VALUE OF FINANCIAL INSTRUMENTS

The fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. The methods and assumptions used to determine fair values for each class of financial instrument are presented below.

Carrying amount is the estimated fair value for cash and cash equivalents, securities sold under agreements to repurchase, federal funds purchased, FHLB stock, accrued interest receivable and payable, demand deposits, short-term debt, and variable rate loans or deposits that reprice frequently and fully. Security fair values are based on market prices or dealer quotes, and if no such information is available, on the rate and term of the security and information about the issuer. For fixed rate loans or deposits and for variable rate loans or deposits with infrequent repricing or repricing limits, fair value is based on discounted cash flows using current market rates applied to the estimated life and credit risk. Fair values for impaired loans are estimated using discounted cash flow analysis or underlying collateral values. Fair value of fixed rate debt is based on current rates for similar financing. The fair value of off-balance-sheet items is not material.

The estimated fair values of the Company's financial instruments were as follows:

                                                           December 31,
                                   --------------------------------------------------------
                                             2001                            2000
                                   --------------------------    --------------------------
                                                   Estimated                      Estimated
                                    Carrying         Fair          Carrying         Fair
(In thousands)                       Amount          Value         Amount           Value
                                   -----------    -----------    -----------    -----------

Financial assets
 Cash and cash equivalents         $    49,812    $    49,812    $    46,556    $    46,556
   Securities available-for-sale       683,474        683,474        513,512        513,512
   Securities held-to-maturity          21,445         21,865         25,174         25,215
   Loans, net of allowance for
     loan losses                       993,251        998,405        816,039        812,619
   Accrued interest receivable           9,718          9,718         12,385         12,385

Financial liabilities
 Deposits

   Non-interest-bearing               (134,707)      (134,707)      (128,749)      (128,749)
   Interest-bearing                 (1,076,813)    (1,085,904)      (957,037)      (958,902)
 Securities sold under
   agreements to repurchase
   and federal funds purchased        (171,150)      (171,150)       (24,293)       (24,293)
  Borrowings                          (251,000)      (255,918)      (244,800)      (243,363)
  Junior subordinated debt             (20,000)       (20,073)       (20,000)       (20,220)
  Accrued interest payable              (3,809)        (3,809)        (4,249)        (4,249)
  Due to broker                        (46,432)       (46,432)            --             --

                                  (Continued)

                           MIDWEST BANC HOLDINGS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2001, 2000, and 1999

--------------------------------------------------------------------------------

NOTE 4 - FAIR VALUE OF FINANCIAL INSTRUMENTS (Continued)

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

NOTE 5 - LOANS

Major classifications of loans are summarized as follows:


                                                 December 31,
                                          --------------------------
(In thousands)                                 2001           2000
                                          -----------    -----------

Commercial                                $   220,801    $   205,698
Commercial real estate                        612,687        448,988
Agricultural                                   48,772         47,773
Consumer real estate                          109,329        108,780
Consumer installment                           13,375         14,529
                                          -----------    -----------
  Total loans, gross                        1,004,964        825,768
Unearned discount                              (1,578)        (1,136)
                                          -----------    -----------
  Total loans                             $ 1,003,386    $   824,632
                                          ===========    ===========

Included in consumer real estate are $3,414,000 and $616,000 of loans held for sale at December 31, 2001 and 2000.

                                  (Continued)

                           MIDWEST BANC HOLDINGS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2001, 2000, and 1999

--------------------------------------------------------------------------------



NOTE 6 - ALLOWANCE FOR LOAN LOSSES

The following is a summary of changes in the allowance for loan losses:

                                                  Year Ended December 31,
                                             --------------------------------
(In thousands)                                  2001       2000         1999
                                             --------    --------    --------
Balance at beginning of year                 $  8,593    $  7,567    $  6,576
Provision for loan losses                       2,220       1,850       2,203
Loans charged off                                (877)     (1,107)     (1,417)
Recoveries on loans previously charged off        199         283         205
                                             --------    --------    --------
  Balance at end of year                     $ 10,135    $  8,593    $  7,567
                                             ========    ========    ========


A portion of the allowance for loan losses is allocated to impaired loans. Information with respect to impaired loans and the related allowance for loan losses is as follows:

                                                           December 31,
                                                         ---------------
(In thousands)                                            2001     2000
                                                         ------   ------
Impaired loans for which no allowance for loan losses
  is allocated                                           $  992   $  351
Impaired loans with an allocation of the allowance for
  loan losses                                               352      759
                                                         ------   ------
    Total impaired loans                                 $1,344   $1,110
                                                         ======   ======
Allowance for loan losses allocated to impaired loans    $   97   $  340
                                                         ======   ======


                                                Year Ended December 31,
                                               ------------------------
                                                2001      2000     1999
                                               ------   ------   ------
Average impaired loans                         $1,327   $1,230   $3,105
Interest income recognized on impaired loans       69       67      170
Interest income recognized on impaired loans
  on a cash basis                                  69       67      170

Interest payments on impaired loans are generally applied to principal, unless the loan principal is considered to be fully collectible, in which case interest is recognized on the cash basis.


                                  (Continued)

                           MIDWEST BANC HOLDINGS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2001, 2000, and 1999

--------------------------------------------------------------------------------


NOTE 7 - PREMISES AND EQUIPMENT

Premises and equipment are summarized as follows:

                                      December 31,
                                  --------------------
(In thousands)                      2001        2000
                                  --------    --------
Land and improvements             $  5,186    $  5,180
Building and improvements           20,070      20,041
Furniture and equipment             15,324      14,642
                                  --------    --------
  Total cost                        40,580      39,863
  Accumulated depreciation         (21,103)    (18,678)
                                  --------    --------
    Premises and equipment, net   $ 19,477    $ 21,185
                                  ========    ========


NOTE 8 - INCOME TAXES

The provision for income taxes consists of the following:

(In thousands)                          Year Ended December 31,
                                     ----------------------------
                                        2001     2000       1999
                                     -------   -------    -------
Current
  Federal                            $ 7,245   $ 6,441    $ 5,959
  State                                  973     1,538      1,272
Deferred                                 486      (347)      (481)
                                     -------   -------    -------
  Total provision for income taxes   $ 8,704   $ 7,632    $ 6,750
                                     =======   =======    =======


The difference between the provision for income taxes in the financial statements and amounts computed by applying the current federal income tax rate of 35% to income before income taxes is reconciled as follows:

                                                     Year Ended December 31,
                                                 -----------------------------
(In thousands)                                     2001       2000       1999
                                                 -------    -------    -------
Income taxes computed at the statutory rate      $ 9,305    $ 7,786    $ 6,524
Tax-exempt interest income on securities
  and loans                                         (652)      (684)      (552)
Amortization of goodwill                              87         91         91
State income taxes, net of federal tax benefit       620        957        710
Cash surrender value increase, net of premiums      (324)      (150)        --
Excess charitable contributions                       --       (121)        --
Dividends received deduction and other              (332)      (247)       (23)
                                                 -------    -------    -------
   Total provision for income taxes              $ 8,704    $ 7,632    $ 6,750
                                                 =======    =======    =======


                                  (Continued)

                           MIDWEST BANC HOLDINGS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2001, 2000, and 1999


--------------------------------------------------------------------------------

NOTE 8 - INCOME TAXES (Continued)

The net deferred tax asset, included in other assets in the accompanying balance sheets, consisted of the following components:

                                                        December 31,
                                                     ------------------
(In thousands)                                         2001       2000
                                                     -------    -------
Gross deferred tax assets
  Unrealized loss on securities available-for-sale   $   695    $ 2,537
  Allowance for loan losses                            4,021      3,409
  Amortizable assets                                      86         39
  Other real estate                                       10        116
  Depreciation                                           130         --
  Deferred compensation                                  161         --
                                                     -------    -------
    Total gross deferred tax assets                    5,103      6,101
Gross deferred tax liabilities
  Depreciation                                            --        (15)
  Deferred loan fees                                     (21)       (53)
  FHLB stock dividends                                  (654)      (234)
  Other                                                  (51)       (66)
                                                     -------    -------
    Total gross deferred tax liabilities                (726)      (368)
                                                     -------    -------
Net deferred tax asset                               $ 4,377    $ 5,733
                                                     =======    =======

NOTE 9 - SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE

The Company has retail repurchase agreements with customers within its local market areas. These borrowings are collateralized with securities owned by the Company and held in safekeeping at independent correspondent banks. In addition, the Company has repurchase agreements with brokerage firms, which are in possession of the underlying securities. The same securities are returned to the Company at the maturity of the agreements. At December 31, 2001, repurchase agreements with brokerage firms approximated $125,000,000. The following summarizes certain information relative to these borrowings:

(In thousands)                                         2001        2000        1999
                                                    --------    --------    --------
Outstanding at end of year                          $146,800    $ 20,463    $ 12,200
Weighted average interest at year end                   2.04%       6.35%       5.79%
Maximum amount outstanding as of any month end       146,800      36,005      12,321
Average amount outstanding                            37,070      23,935       4,374
Approximate weighted average rate during the year       3.85%       6.00%       5.16%

                                  (Continued)

                           MIDWEST BANC HOLDINGS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2001, 2000, and 1999


--------------------------------------------------------------------------------

NOTE 9 - SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE (Continued)

At December 31, 2001, securities sold under agreements to repurchase are summarized below:

                                                         Collateral
                                                       Mortgage-Backed
                                   Weighted        and Municipal Securities
                                    Average       ---------------------------
Original          Repurchase       Interest       Amortized            Fair
Term              Liability          Rate            Cost             Value
--------          ----------       --------       ---------          --------
Up to 30 days      $ 27,305          1.84%        $ 28,247           $ 27,827
30 to 90 days        45,949          1.94           46,863             46,725
Over 90 days         73,546          2.18           77,403             76,850
                   --------          ----         --------           --------
                   $146,800          2.04%        $152,513           $151,402
                   ========          ====         ========           ========


NOTE 10 - ADVANCES FROM THE FEDERAL HOME LOAN BANK

Advances from the FHLB are summarized as follows:

                                                         December 31,
                                          -------------------------------------------
                                                 2001                    2000
                                          ------------------       ------------------
                                          Weighted                 Weighted
                                          Average                   Average
                                            Rate      Amount         Rate     Amount
                                          --------  --------       --------  --------
Advances from the Federal
Home Loan Bank due

 2001                                         --%   $     --         6.73%   $  3,000
 2002                                       5.78      27,000         6.48      20,000
 2004                                       5.63       4,500         5.63       4,500
 2005                                       6.07      32,500         6.07      32,500
 2008                                       5.00      42,000         4.96      42,000
 2010                                       5.45     137,500         5.46     137,500
 2011                                       4.08       1,000           --          --
                                            ----    --------         ----    --------
     Total                                  5.47%   $244,500         5.56%   $239,500
                                            ====    ========         ====    ========


In addition to the above, the Company has $23,700,000 at December 31, 2001 of letters of credit with the FHLB. These letters of credit are pledged to secure public deposits.

At December 31, 2001, $213,500,000 of the FHLB advances have various call provisions and $19,000,000 have adjustable rates. The Company maintains a collateral pledge agreement covering secured advances whereby the Company has specifically pledged $26,100,000 of first mortgages on improved residential property, free of all other pledges, liens, and encumbrances (not more than 90 days delinquent). Various securities are also pledged as collateral as discussed in Note 3.

                                   (Continued)

                           MIDWEST BANC HOLDINGS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2001, 2000, and 1999
-------------------------------------------------------------------------------


NOTE 11 - NOTES PAYABLE

Notes payable consisted of the following:

(Table amounts in thousands)
                                                                                              December 31,
                                                                                           ---------------------
                                                                                            2001          2000
                                                                                           -------       -------
Revolving line of credit ($25,000,000) maturing on January 30, 2004, interest payments due quarterly at the 30-, 60-, 90-, or 180-day LIBOR plus 95 basis points or prime rate less 25 basis points (weighted average rate of 3.18% at
December 31, 2001); secured by all common stock of the
subsidiary banks.                                                                          $ 6,500       $ 5,300
                                                                                           =======       =======


The revolving line of credit includes the following covenants at December 31, 2001: (1) the banks must not have nonperforming assets in excess of 25% of Tier 1 capital plus the loan loss allowance; (2) the Company and each subsidiary bank must be considered well capitalized; (3) the Company must maintain consolidated tangible net worth (as defined in the credit agreement) of not less than $70 million; and (4) consolidated net income for the four previous quarters combined must be at least $5.5 million. The Company had complied with these covenants at December 31, 2001.


NOTE 12 - ISSUANCE OF TRUST PREFERRED SECURITIES

In May 2000, the Company formed MBHI Capital Trust I ("the Trust"). The Trust is a statutory business trust formed under the laws of the State of Delaware and is wholly owned by the Company. In June 2000, the Trust issued 10% preferred securities with an aggregate liquidation amount of $20,000,000 ($25 per preferred security) to third-party investors in an underwritten public offering. The Company also issued 10% junior subordinated debentures aggregating $20,000,000 to the Trust. The junior subordinated debentures are the sole assets of the Trust. The junior subordinated debentures and the preferred securities pay interest and dividends, respectively, on a quarterly basis. The junior subordinated debentures will mature on June 7, 2030, at which time the preferred securities must be redeemed. The junior subordinated debentures and preferred securities can be redeemed contemporaneously, in whole or in part, beginning June 7, 2005 at a redemption price of $25 per preferred security. The Company has provided a full, irrevocable, and unconditional guarantee on a subordinated basis of the obligations of the Trust under the preferred securities in the event of the occurrence of an event of default, as defined in such guarantee. Debt issuance costs totaling $270,000 and underwriting fees of $700,000 were capitalized related to the offering and are being amortized over the estimated life of the junior subordinated debentures.

-------------------------------------------------------------------------------
                                   (Continued)

                           MIDWEST BANC HOLDINGS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2001, 2000, and 1999
-------------------------------------------------------------------------------


NOTE 13 - EMPLOYEE BENEFIT PLANS

The Company maintains a 401(k) salary reduction plan covering substantially all employees. Eligible employees may elect to make tax deferred contributions within a specified range of their compensation as defined in the plan. The Company contributes 1% more than the employee's contribution up to a maximum 5% employer contribution. Contributions to the plan are expensed currently and were $459,000, $431,000, and $399,000 for the years ended December 31, 2001, 2000, and 1999.

The Company and various members of senior management have entered into a Supplemental Executive Retirement Plan ("SERP"). The SERP provides for guaranteed payments, based on a percentage of the individual's final salary, for 15 years after age 65. The benefit amount is reduced if the individual retires prior to age 65. The liability is being accrued over the vesting period. Expense of $406,000 was recorded for the year ended December 31, 2001 and has been included in compensation and benefits.

During 2000, the Company purchased life insurance policies on various members of senior management. The Company is the beneficiary of these life insurance policies, which have an aggregate death benefit of approximately $56.5 million at December 31, 2001. In addition, the policies had aggregate cash surrender values of approximately $19.6 million at December 31, 2001 and $18.6 million at December 31, 2000.


NOTE 14 - TIME DEPOSITS

Interest-bearing deposits in denominations of $100,000 and over were $235,634,000 as of December 31, 2001 and $165,071,000 as of December 31, 2000.
Interest expense related to deposits in denominations of $100,000 and over was $8,334,000 for 2001, $7,284,000 for 2000, and $5,555,000 for 1999.

Certificates of deposit have scheduled maturities for the years 2002 through 2006 and thereafter as follows:


(In thousands)

        2002                                           $605,929
        2003                                             61,974
        2004                                             10,140
        2005                                                629
        2006                                                110
        Thereafter                                           30
                                                       --------
                                                       $678,812
                                                       ========

-------------------------------------------------------------------------------
                                   (Continued)

                           MIDWEST BANC HOLDINGS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2001, 2000, and 1999
-------------------------------------------------------------------------------


NOTE 15 - RELATED PARTY TRANSACTIONS

Certain executive officers, directors, and their related interests are loan customers of the Company's subsidiary banks. A summary of loans made by the subsidiary banks in the ordinary course of business to or for the benefit of directors and executive officers is as follows:

(In thousands)

        Balance at December 31, 2000                     $ 15,701
        New loans                                           5,909
        Repayments                                         (5,456)
                                                         --------
             Balance at December 31, 2001                $ 16,154
                                                         ========


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

Quantitative measures established by regulation to ensure capital adequacy require banks and bank holding companies to maintain minimum amounts and ratios of total and Tier 1 capital to risk-weighted assets and Tier 1 capital to average assets. If banks do not meet these minimum capital requirements, as defined, bank regulators can initiate certain actions that could have a direct material effect on a bank's financial statements. Management believes that, as of December 31, 2001 and December 31, 2000, the Company and its subsidiary banks met all capital adequacy requirements to which they were subject.

As of December 31, 2001 and 2000, the most recent Federal Deposit Insurance Corporation notification categorized each of the subsidiary banks as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the institutions' categories. To be categorized as well capitalized, banks must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios. The actual capital amounts and ratios for the Company and subsidiary banks are presented in the following table.


-------------------------------------------------------------------------------
                                   (Continued)

                           MIDWEST BANC HOLDINGS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2001, 2000, and 1999



NOTE 16 - CAPITAL REQUIREMENTS (Continued)

                                                                                   Minimum Required
                                                                 ----------------------------------------------
                                                                   To Be Adequately         To Be Well
                                                Actual                Capitalized           Capitalized
                                        --------------------     --------------------    ----------------------
As of December 31, 2001                  Amount        Ratio      Amount        Ratio     Amount       Ratio
-----------------------                 --------       -----     --------       -----    --------   -----------
Total Capital (to risk-weighted
  assets)
     Company                            $123,984        10.8%    $ 91,628        8.0%    $114,535        10.0%
     MBT                                  55,041        11.2       39,307        8.0       49,134        10.0
     MBH                                  28,610        10.1       22,724        8.0       28,404        10.0
     MBMC                                 26,345        11.6       18,244        8.0       22,803        10.0
     MBWI                                 16,307        11.6       11,256        8.0       14,069        10.0
Tier 1 Capital (to risk-weighted
  assets)
     Company                             113,747         9.9       45,814        4.0       68,721         6.0
     MBT                                  50,648        10.3       19,654        4.0       29,480         6.0
     MBH                                  26,095         9.2       11,362        4.0       17,043         6.0
     MBMC                                 24,265        10.6        9,122        4.0       13,683         6.0
     MBWI                                 15,004        10.7        5,628        4.0        8,442         6.0
Tier 1 Capital (to average assets)
  Company                                113,747         6.6       68,652        4.0       85,815         5.0
     MBT                                  50,648         7.0       29,110        4.0       36,388         5.0
     MBH                                  26,095         6.7       15,484        4.0       19,354         5.0
     MBMC                                 24,265         6.8       14,254        4.0       17,818         5.0
     MBWI                                 15,004         6.3        9,589        4.0       11,986         5.0

As of December 31, 2000

Total Capital (to risk-weighted
  assets)
     Company                            $111,125        11.9%    $ 74,428        8.0%    $ 93,035        10.0%
     MBT                                  49,470        12.3       32,067        8.0       40,084        10.0
     MBH                                  24,731        11.4       17,423        8.0       21,779        10.0
     MBMC                                 23,100        12.9       14,347        8.0       17,933        10.0
     MBWI                                 13,956        10.7       10,390        8.0       12,987        10.0
Tier 1 Capital (to risk-weighted
  assets)
     Company                             102,532        11.0       37,214        4.0       55,821         6.0
     MBT                                  45,574        11.4       16,033        4.0       24,050         6.0
     MBH                                  22,841        10.5        8,712        4.0       13,067         6.0
     MBMC                                 21,404        11.9        7,173        4.0       10,760         6.0
     MBWI                                 12,845         9.9        5,195        4.0        7,792         6.0
Tier 1 Capital (to average assets)
  Company                                102,532         7.2       57,338        4.0       71,673         5.0
     MBT                                  45,574         7.4       24,708        4.0       30,885         5.0
     MBH                                  22,841         7.3       12,455        4.0       15,568         5.0
     MBMC                                 21,404         7.3       11,721        4.0       14,651         5.0
     MBWI                                 12,845         6.3        8,219        4.0       10,274         5.0

                                  (Continued)

                           MIDWEST BANC HOLDINGS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2001, 2000, and 1999


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

(In thousands)                                                        December 31,
                                                                 ----------------------
                                                                   2001          2000
                                                                 --------      --------
Financial instruments whose contract amounts
represent credit risk
   Unused lines of credit                                        $112,650      $220,983
   Commitments to extend credit                                    39,738        34,789
   Standby letters of credit                                       11,162        12,687

At December 31, 2001 and 2000, commitments to extend credit consisted of $29,681,000 and $10,363,000 of fixed rate loan commitments. These commitments are due to expire within 30 to 90 days of issuance and have rates ranging primarily from 7.00% to 8.75%. Substantially all of the unused lines of credit are at adjustable rates of interest.

The Company also had Community Reinvestment Act ("CRA") investment commitments outstanding of $1.5 million at December 31, 2001. These commitments include $1.5 million to be funded over seven years for investment in the Chicago Equity Fund.

The credit risk amounts represent the maximum accounting loss that would be recognized at the reporting date if counterparties failed completely to perform as contracted and any collateral or security proved to be of no value. Midwest Banc has experienced little difficulty in accessing collateral when necessary. The amounts of credit risk shown therefore greatly exceed expected losses.

NOTE 18 - STOCK OPTION PLAN

The 1996 Stock Option Plan ("the Plan") became effective on November 19, 1996. Under the Plan, officers, directors, and key employees may be granted incentive stock options to purchase the Company's common stock at no less than 100% of the market price on the date the option is granted. Options can be granted to become exercisable immediately or options can be granted to become exercisable in installments of 25% a year on each of the first through the fourth anniversaries of the grant date. In all cases, the options have a maximum term of ten years. The Plan also permits nonqualified stock options to be issued. The Company originally had authorized 500,000 shares for issuance under the Plan. During 2001 and 2000, the Plan was amended to authorize a total of 950,000 shares for issuance.

                                   (Continued)

                          MIDWEST BANC HOLDINGS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       December 31, 2001, 2000, and 1999




NOTE 18 - STOCK OPTION PLAN (Continued)

Had compensation cost for stock options been measured using FASB Statement
No. 123, net income and earnings per share would have been the pro forma amounts as follow:

                                               2001           2000             1999
                                            ----------      ----------      ----------
Net income as reported                      $   17,882      $   14,613      $   11,891
Pro forma net income                            17,479          13,922          11,342
Basic earnings per share as reported              1.66            1.36            1.08
Pro forma basic earnings per share                1.63            1.29            1.03
Diluted earnings per share as reported            1.64            1.35            1.07
Pro forma diluted earnings per share              1.61            1.29            1.02

Information about option grants follows:

                                                      Weighted
                                       Number          Average
                                         of         Exercise Price
                                       Options        Per Share
                                      ---------     --------------
Outstanding at January 1, 1999         252,500       $   14.49
Granted during 1999                    113,044           15.99
Exercised during 1999                     (512)          15.88
                                       -------       ---------
Outstanding at December 31, 1999       365,032           14.95
Granted during 2000                    242,576           13.41
Exercised during 2000                  (12,914)          10.20
Forfeited during 2000                  (42,186)          14.51
                                       -------       ---------
Outstanding at December 31, 2000       552,508           14.42
Granted during 2001                    141,000           15.31
Exercised during 2001                  (17,980)          12.81
Forfeited during 2001                       --              --
                                       -------       ---------
Outstanding at December 31, 2001       675,528       $   14.65
                                       =======       =========


Options exercisable at year end are as follows:

                                                   Weighted
                                    Number          Average
                                      of        Exercise Price
                                    Options       Per Share
                                    -------     --------------
1999                                170,907      $   13.74
2000                                301,883          14.00
2001                                426,897          14.62

                                  (Continued)

                           MIDWEST BANC HOLDINGS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2001, 2000, and 1999



NOTE 18 - STOCK OPTION PLAN (Continued)

Options outstanding at December 31, 2001 were as follows:

                                 Outstanding                Exercisable
                             ---------------------   ------------------------
                                        Weighted
                                         Average                    Weighted
                                        Remaining                    Average
                                       Contractual                  Exercise
Range of Exercise Price       Number      Life        Number          Price
-----------------------      -------   -----------   --------      ----------
$8.13 - $12.75                85,000        5.4        85,000      $   10.41
$13.25 - $15.88              417,903        8.5       192,903          14.13
$16.13 - $17.88              172,625        6.6       148,994          17.65
                             -------        ---       -------          -----
Outstanding at year end      675,528        7.6       426,897      $   14.62
                             =======        ===       =======      =========


The fair value of options granted during 2001, 2000, and 1999 is estimated using the following weighted average information.

                                           2001        2000         1999
                                        ---------    ---------    ---------
Fair value                              $    2.99    $    3.27    $    4.33
Risk-free interest rate                      4.64%        6.20%        5.50%
Expected life                             5 years      5 years      5 years
Expected volatility of stock price          22.15%       27.00%       21.00%
Expected dividend                            3.18%        3.50%        2.00%

NOTE 19 - PARENT COMPANY FINANCIAL STATEMENTS

The following are condensed balance sheets and statements of income and cash flows for Midwest Banc Holdings, Inc., without subsidiaries:

                            CONDENSED BALANCE SHEETS

(In thousands)                          December 31,
                                  ----------------------
                                     2001         2000
                                  --------      --------
ASSETS
  Cash                            $  2,788      $  1,826
  Investment in subsidiaries       119,596       103,983
  Other assets                       3,859         5,317
                                  --------      --------
     Total assets                 $126,243      $111,126
                                  ========      ========


                                  (Continued)

                           MIDWEST BANC HOLDINGS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2001, 2000, and 1999


NOTE 19 - PARENT COMPANY FINANCIAL STATEMENTS (Continued)

                      CONDENSED BALANCE SHEETS (Continued)

(In thousands)                                             December 31,
                                                     ----------------------
                                                        2001         2000
                                                     --------      --------
LIABILITIES AND STOCKHOLDERS' EQUITY
  Borrowings                                         $  6,500      $  5,300
  Junior subordinated debt                             20,000        20,000
  Other liabilities                                     3,529         3,250
  Stockholders' equity                                 96,214        82,576
                                                     --------      --------
     Total liabilities and stockholders' equity      $126,243      $111,126
                                                     ========      ========

                         CONDENSED STATEMENTS OF INCOME

(In thousands)                                                    December 31,
                                                    --------------------------------------
                                                      2001           2000           1999
                                                    --------       --------       --------
Operating income
  Dividends from subsidiary banks                   $  8,658       $  7,689       $  7,596
  Fees from subsidiaries                               1,524          1,503          1,203
  Other income                                           167            234            224
  Interest expense                                    (2,459)        (1,783)          (408)
  Other expense                                       (4,899)        (4,472)        (3,848)
                                                    --------       --------       --------
Income before income taxes and equity in
  undistributed income of subsidiaries                 2,991          3,171          4,767

Income tax benefit                                     2,347          1,751          1,031

Equity in undistributed income of subsidiaries        12,544          9,691          6,093
                                                    --------       --------       --------
NET INCOME                                          $ 17,882       $ 14,613       $ 11,891
                                                    ========       ========       ========


                                  (Continued)

                           MIDWEST BANC HOLDINGS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2001, 2000, and 1999




NOTE 19 - PARENT COMPANY FINANCIAL STATEMENTS (Continued)

                            CONDENSED STATEMENTS OF CASH FLOWS

(In thousands)                                                      December 31,
                                                       --------------------------------------
                                                          2001          2000           1999
                                                       --------       --------       --------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                           $ 17,882       $ 14,613       $ 11,891
  Adjustments to reconcile net income to
   net cash provided by operating activities
     Equity in undistributed income of
      subsidiaries                                      (12,544)        (9,691)        (6,093)
     Depreciation                                            84            113            132
     Decrease (increase) in other assets                  1,167           (778)           875
     Increase in other liabilities                          279            378             83
                                                       --------       --------       --------
        Net cash provided by operating activities         6,868          4,635          6,888

CASH FLOWS FROM INVESTING ACTIVITIES
  Investment in subsidiaries                                 --        (12,500)        (1,500)
  Property and equipment expenditures                       (58)           (25)           (49)
                                                       --------       --------       --------
     Net cash used in investing activities                  (58)       (12,525)        (1,549)

CASH FLOWS FROM FINANCING ACTIVITIES
  Issuance of junior subordinated debt,
   net of debt issuance costs                                --         19,030             --
  Borrowings                                              1,500          7,800          5,000
  Payments on borrowings                                   (300)       (10,075)        (1,575)
  Dividends paid                                         (6,440)        (5,397)        (3,323)
  Treasury stock and option transactions, net              (608)        (2,165)        (6,568)
                                                       --------       --------       --------
     Net cash provided by (used in) financing
      activities                                         (5,848)         9,193         (6,466)
                                                       --------       --------       --------

Increase (decrease) in cash and cash equivalents            962          1,303         (1,127)

Cash and cash equivalents at beginning of year            1,826            523          1,650
                                                       --------       --------       --------
CASH AND CASH EQUIVALENTS AT END OF YEAR               $  2,788       $  1,826       $    523
                                                       ========       ========       ========


                                  (Continued)

                           MIDWEST BANC HOLDINGS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2001, 2000, and 1999




NOTE 20 - EARNINGS PER SHARE

                                                            2001              2000             1999
                                                         -----------      -----------      -----------
(In thousands, except share and per share data)

Basic
  Net income                                             $    17,882      $    14,613      $    11,891
                                                         ===========      ===========      ===========
  Weighted average common
   shares outstanding                                     10,736,102       10,766,377       11,028,136
                                                         ===========      ===========      ===========
  Basic earnings per common share                        $      1.66      $      1.36      $      1.08
                                                         ===========      ===========      ===========

Diluted

  Net income                                             $    17,882      $    14,613      $    11,891
                                                         ===========      ===========      ===========
  Weighted average common
   shares outstanding                                     10,736,102       10,766,377       11,028,136
  Dilutive effect of stock options                           150,673           25,071           47,976
                                                         ===========      ===========      ===========
  Dilutive average common shares
   outstanding                                            10,886,775       10,791,448       11,076,112
                                                         ===========      ===========      ===========
  Diluted earnings per common
   share                                                 $      1.64      $      1.35      $      1.07
                                                         ===========      ===========      ===========

NOTE 21 - OTHER COMPREHENSIVE INCOME (LOSS)

Changes in other comprehensive income (loss) components and related taxes are as follows:

                                                       Years Ended December 31,
                                                ------------------------------------
(In thousands)                                     2001         2000          1999
                                                --------      --------      --------
Unrealized holding gains (losses)
 on securities available-for-sale               $  7,406      $ 14,328      $(18,383)
Less reclassification adjustment for gains
 recognized in income                              2,761         1,190           299
                                                --------      --------      --------
     Net unrealized gains (losses)                 4,645        13,138       (18,682)
Tax expense (benefit)                              1,841         5,057        (7,262)
                                                --------      --------      --------
Other comprehensive income (loss)               $  2,804      $  8,081      $(11,420)
                                                ========      ========      ========


                                  (Continued)

                           MIDWEST BANC HOLDINGS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2001, 2000, and 1999



NOTE 22 - QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

(In thousands, except per share data)

                                                Three Months Ended
                                -------------------------------------------------
2001                            March 31     June 30   September 30   December 31
----                            --------     -------   ------------   -----------
Interest income                 $28,647      $28,304      $28,493      $27,688
Interest expense                 17,325       16,913       16,651       14,776
                                -------      -------      -------      -------
NET INTEREST INCOME              11,322       11,391       11,842       12,912

Provision for loan losses           509          695          346          670
Other income                      2,223        3,766        3,599        3,214
Other expense                     7,393        7,836        7,985        8,249
                                -------      -------      -------      -------

INCOME BEFORE INCOME TAXES        5,643        6,626        7,110        7,207

Provision for income taxes        1,781        2,390        2,324        2,209
                                -------      -------      -------      -------

NET INCOME                      $ 3,862      $ 4,236      $ 4,786      $ 4,998
                                =======      =======      =======      =======

EARNINGS PER COMMON SHARE

  Basic                         $   .36      $   .39      $   .45      $   .46
  Diluted                           .36          .39          .44          .45

                                                Three Months Ended
                                -------------------------------------------------
2000                            March 31     June 30   September 30   December 31
----                            --------     -------   ------------   -----------
Interest income                 $24,824      $26,966      $28,794      $29,208
Interest expense                 13,615       15,344       17,256       17,817
                                -------      -------      -------      -------
NET INTEREST INCOME              11,209       11,622       11,538       11,391

Provision for loan losses           355          535          535          425
Other income                      1,577        1,928        1,895        2,295
Other expense                     7,210        7,208        7,171        7,771
                                -------      -------      -------      -------

INCOME BEFORE INCOME TAXES        5,221        5,807        5,727        5,490

Provision for income taxes        1,818        2,114        1,937        1,763
                                -------      -------      -------      -------

NET INCOME                      $ 3,403      $ 3,693      $ 3,790      $ 3,727
                                =======      =======      =======      =======

EARNINGS PER COMMON SHARE

  Basic                         $   .31      $   .34      $   .35      $   .35
  Diluted                           .31          .34          .35          .35

EXHIBIT
NO.                   DESCRIPTION OF EXHIBITS
-------               -----------------------
  3.1                 Restated Certificate of Incorporation, as amended (incorporated by reference to
                      Registrant's Registration Statement on Form S-1, Registration No. 333-42827).
  3.2                 Restated By-Laws, as amended (incorporated by reference to Registrant's
                      Quarterly Report on Form 10-Q for the quarter ended June 30, 1998,
                      File No. 0-29652).
  3.3                 Amendment of Restated By-Laws (incorporated by reference to Registrant's
                      Quarterly Report on Form 10-Q for the quarter ended June 30, 2000,
                      File No. 0-29598).
  4.3                 Specimen Common Stock Certificate (incorporated by reference to Registrant's
                      Registration Statement on Form S-1, Registration No. 333-42827).
  4.4                 Certain instruments defining the rights of the holders of long-term debt of the Company and certain of its subsidiaries, none of which authorize a total amount of indebtedness in excess of 10% of the total assets of the Company and its subsidiaries on a consolidated basis, have not been filed as Exhibits.
                      The Company hereby agrees to furnish a copy of any of these agreements to the SEC upon request.
*10.3                 Midwest Banc Holdings, Inc. 1996 Stock Option Plan (incorporated by reference to Registrant's Registration Statement on Form S-1, Registration No. 333-42827).
*10.4                 Amendment to the Midwest Banc Holdings, Inc. 1996 Stock Option Plan
                      (incorporated by reference to Registrant's Annual Report on Form 10-K for the year ended December 31, 1998, File No. 0-29652).
*10.5                 Form of Transitional Employment Agreements (incorporated by reference to
                      Registrant's Registration Statement on Form S-1, Registration No. 333-42827).
 10.6                 Lease dated as of December 24, 1958, between Western National Bank of Cicero and Midwest Bank and Trust Company, as amended (incorporated by reference to
                      Registrant's Registration Statement on Form S-1, Registration No. 333-42827).
 10.7                 Britannica Centre Lease, dated as of May 1, 1994, between Chicago Title and
                      Trust Company, as Trustee under Trust Agreement dated November 2, 1977 and known as Trust No. 1070932 and Midwest Bank & Trust Company (incorporated by reference to Registrant's Registration Statement on Form S-1,
                      Registration No. 333-42827).
 10.8                 Lease dated as of March 20, 1996 between Grove Lodge No. 824 Ancient Free and
                      Accepted Masons and Midwest Bank of Hinsdale (incorporated by reference to
                      Registrant's Registration Statement on Form S-1, Registration No. 333-42827).
 10.9                 Office Lease, undated, between Grove Lodge No. 824 Ancient Free and Accepted
                      Masons and Midwest Bank of Hinsdale (incorporated by reference to Registrant's
                      Registration Statement on Form S-1, Registration No. 333-42827).
 10.15                Credit Agreement as of January 30,1998, between the Company, Midwest One
                      Mortgage Services, Inc., and Harris Trust & Savings Bank (incorporated by reference to Registrant's Registration Statement on Form S-1,
                      Registration No. 333-42827).
 10.16                First Amendment and waiver to Credit Agreement dated as of September 28,
                      1998 between the Company, Midwest One Mortgage Services, Inc., and Harris
                      Trust and Savings Bank (incorporated by reference to Registrant's Form 10-K for the fiscal year ended 1999, File No. 0-29598).
 10.17                Second Amendment and waiver to Credit Agreement dated as of January 7, 1999 between the Company, Midwest One Mortgage Services, Inc., and Harris Trust

                  and Savings Bank (incorporated by reference to Registrant's Form 10-K for the fiscal year ended 1999, File No. 0-29598).
 10.18            Third Amendment and waiver to Credit Agreement dated as of January 17, 2000 between the Company and Harris Trust and Savings Bank (incorporated by reference to Registrant's Form 10-K for the fiscal year ended 1999,
                  File No. 0-29598).
 10.19            Fourth Amendment to Credit Agreement dated January 17, 2000 between the
                  Company and Harris Trust and Savings Bank.
*10.15            Form of Supplemental Executive Retirement Agreement (incorporated by reference to Registrant's Form 10-Q for the quarter ended September 30, 2001).
*10.16            Form of Transitional Employment Agreement (Executive Officer Group)
                  (incorporated by reference to Registrant's Form 10-Q for the quarter ended
                  September 30, 2001).
 21.1             Subsidiaries.
 23.1             Consent of Crowe, Chizek and Company LLP.
 24.1             Power of Attorney (included on signature page).

----------
* Indicates management contracts or compensatory plans or arrangements required to be filed as an exhibit.