Form 10-Q
period 2002-03-31
MIDWEST BANC HOLDINGS INC
filed 2002-05-01
CIK 1051379

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

              |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the Quarterly Period Ended March 31, 2002

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
--------------------------------------------------------------------------------
         CLASS                                 OUTSTANDING AT APRIL 30, 2002
--------------------------------------------------------------------------------
  Common, par value $.01                                  10,740,956
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

Item 2.  Management's Discussion and Analysis of Financial Condition
              and Results of Operations.......................................10


Item 3.  Quantitative and Qualitative Disclosures About Market Risk...........22


                                     PART II

Item 1.  Legal Proceedings....................................................24

Item 2.  Changes in Securities and Use of Proceeds............................24

Item 3.  Defaults upon Senior Securities......................................24

Item 4.  Submission of Matters to a Vote of Security Holders..................24

Item 5.  Other Information....................................................24

Item 6.  Exhibits and Reports on Form 8-K.....................................24

Form 10-Q  Signature Page.....................................................25

                           MIDWEST BANC HOLDINGS, INC.
                     CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                        (IN THOUSANDS, EXCEPT SHARE DATA)


                                                                               MARCH 31,        DECEMBER 31,
                                                                                 2002               2001
                                                                               ---------        ------------
ASSETS
Cash and cash equivalents                                                     $   49,558         $   49,812
Securities available-for-sale                                                    682,110            683,474
Securities held-to-maturity                                                       21,175             21,445
Loans                                                                          1,042,253          1,003,386
Allowance for loan losses                                                        (10,628)           (10,135)
                                                                              ----------         ----------
   Net loans                                                                   1,031,625            993,251
Cash value of life insurance                                                      19,788             19,554
Premises and equipment, net                                                       19,337             19,477
Other real estate                                                                    340                355
Goodwill                                                                           4,536              3,524
Other assets                                                                      20,641             19,530
                                                                              ----------         ----------
      Total assets                                                            $1,849,110         $1,810,422
                                                                              ==========         ==========
LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Deposits
   Non-interest-bearing                                                       $  118,571         $  134,707
   Interest-bearing                                                            1,184,010          1,076,813
                                                                              ----------         ----------
      Total deposits                                                           1,302,581          1,211,520
Federal funds purchased                                                           18,375             24,350
Securities sold under agreements to repurchase                                   146,315            146,800
Advances from the Federal Home Loan Bank                                         237,500            244,500
Junior subordinated debt                                                          20,000             20,000
Note payable                                                                       7,000              6,500
Due to broker                                                                          -             46,432
Other liabilities                                                                 17,162             14,106
                                                                              ----------         ----------
      Total liabilities                                                        1,748,933          1,714,208
STOCKHOLDERS' EQUITY
Preferred stock                                                                        -                  -
Common stock                                                                         114                114
Surplus                                                                           29,484             29,587
Retained earnings                                                                 81,958             77,256
Accumulated other comprehensive loss                                              (2,242)            (1,057)
Treasury stock, at cost                                                           (9,137)            (9,686)
                                                                              ----------         ----------
      Total stockholders' equity                                                 100,177             96,214
                                                                              ----------         ----------
        Total liabilities and stockholders' equity                            $1,849,110         $1,810,422
                                                                              ==========         ==========

     See accompanying notes to unaudited consolidated financial statements.

                           MIDWEST BANC HOLDINGS, INC.
                  CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                   THREE MONTHS ENDED MARCH 31, 2002 AND 2001
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                                              2002          2001
                                                                                              ----          ----
INTEREST INCOME
Loans                                                                                        $17,844       $19,620
Securities
   Taxable                                                                                     9,822         8,552
   Exempt from federal income taxes                                                              387           403
Trading account securities                                                                         -             -
Federal funds sold and other short term investments                                               30            72
                                                                                             -------       -------
      Total interest income                                                                   28,083        28,647

INTEREST EXPENSE
Deposits                                                                                       8,576        12,967
Advances from the Federal Home Loan Bank                                                       3,303         3,323
Notes payable and other borrowings                                                                54           107
Federal funds purchased and securities sold under agreements to repurchase                       943           428
Junior subordinated debt                                                                         374           500
                                                                                             -------       -------
      Total interest expense                                                                  13,250        17,325
                                                                                             -------       -------
Net interest income                                                                           14,833        11,322

   Provision for loan losses                                                                     662           509
                                                                                             -------       -------
Net interest income after provision for loan losses                                           14,171        10,813

OTHER INCOME
Service charges on deposits                                                                    1,306           956
Net gains on securities transactions                                                             537           270
Net trading account profits                                                                      345           161
Option Income                                                                                    532             -
Mortgage loan origination fees                                                                   142            87
Insurance and brokerage commissions                                                              146           135
Trust income                                                                                     149           213
Increase in cash surrender value of life insurance                                               234           234
Other income                                                                                     169           145
                                                                                             -------       -------
      Total other income                                                                       3,560         2,201

OTHER EXPENSES
Salaries and employee benefits                                                                 4,999         4,452
Occupancy and equipment                                                                        1,157         1,233
Professional services                                                                            661           410
Marketing                                                                                        271           191
Other expenses                                                                                 1,110         1,085
                                                                                             -------       -------
      Total other expenses                                                                     8,198         7,371
                                                                                             -------       -------

Income before income taxes                                                                     9,533         5,643

Provision for income taxes                                                                     3,220         1,781
                                                                                             -------       -------
NET INCOME                                                                                   $ 6,313       $ 3,862
                                                                                             =======       =======
Basic earnings per share                                                                     $  0.59       $  0.36
                                                                                             =======       =======
Diluted earnings per share                                                                   $  0.58       $  0.36
                                                                                             =======       =======

     See accompanying notes to unaudited consolidated financial statements.

                           MIDWEST BANC HOLDINGS, INC.
           CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
                   THREE MONTHS ENDED MARCH 31, 2002 AND 2001
                                 (IN THOUSANDS)


                                                                                 2002         2001
                                                                                 ----         ----
Net Income                                                                      $6,313       $3,862

Net increase (decrease) in fair value of securities classified as available-for-sale, net of income taxes and reclassification
  adjustments                                                                   (1,185)       3,224
                                                                                ------       ------
Comprehensive Income                                                            $5,128       $7,086
                                                                                ======       ======

     See accompanying notes to unaudited consolidated financial statements.

                           MIDWEST BANC HOLDINGS, INC.
           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (UNAUDITED)
                   THREE MONTHS ENDED MARCH 31, 2002 AND 2001
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)


                                                                           ACCUMULATED
                                                                              OTHER                       TOTAL
                                      COMMON                 RETAINED     COMPREHENSIVE   TREASURY    STOCKHOLDERS'
                                       STOCK      SURPLUS    EARNINGS     INCOME (LOSS)     STOCK        EQUITY
                                      ------      -------    --------     -------------   --------    -------------
Balance, January 1, 2001                $114      $29,654     $65,814        $(3,861)     $(9,145)       $ 82,576
Cash dividends declared ($0.15
   per share)                              -            -      (1,611)             -            -          (1,611)
Comprehensive income
   Net income                              -            -       3,862              -            -           3,862
   Net increase in fair value
       of securities classified as
       available-for-sale, net of
       income taxes and
       reclassification
       adjustments                         -            -           -          3,224            -           3,224
                                                                                                         --------
       Total comprehensive income                                                                           7,086
                                        ----      -------     -------        -------     -------         --------
Balance, March 31, 2001                 $114      $29,654     $68,065        $  (637)    $(9,145)        $ 88,051
                                        ====      =======     =======        =======     =======         ========

Balance, January 1, 2002                $114      $29,587     $77,256        $(1,057)     $(9,686)       $ 96,214
Cash dividends declared ($0.15
   per share)                              -            -      (1,611)             -            -          (1,611)
Purchase of 10,000 shares of
   treasury stock                          -            -           -              -         (204)           (204)
Issuance of common stock upon
   acquisition and exercise of
   stock options, net of tax
   benefit                                 -         (103)          -              -          753             650
Comprehensive income
   Net income                              -            -       6,313              -            -           6,313
   Net decrease in fair value of
      securities classified as
      available-for-sale, net
      of income taxes and
      reclassification
      adjustments                          -            -           -         (1,185)           -          (1,185)
                                                                                                         --------
         Total comprehensive income                                                                         5,128
                                        ----      -------     -------        -------      -------        --------
Balance, March 31, 2002                 $114      $29,484     $81,958        $(2,242)     $(9,137)       $100,177
                                        ====      =======     =======        =======      =======        ========

     See accompanying notes to unaudited consolidated financial statements.

                           MIDWEST BANC HOLDINGS, INC.
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                   THREE MONTHS ENDED MARCH 31, 2002 AND 2001
                                 (IN THOUSANDS)


                                                                                         2002              2001
                                                                                      ---------           -------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income                                                                         $   6,313           $ 3,862
   Adjustments to reconcile net income to net cash provided by operating activities
      Depreciation                                                                          575               665
      Provision for loan losses                                                             662               509
      Proceeds from sales of trading account securities, net                                345               161
      Net gain on sale of securities available-for-sale                                    (537)             (270)
      Net gain on sales of trading account securities                                      (345)             (161)
      Federal Home Loan Bank stock dividend                                                (193)             (234)
      Net change in real estate loans held for sale                                       1,890            (1,429)
      Increase in cash surrender value of life insurance                                   (234)             (256)
      Loss on sale of other real estate                                                       -                 4
      Deferred income taxes                                                                   -                 -
      Change in other assets                                                               (134)            1,409
      Change in other liabilities                                                         3,056             1,576
                                                                                      ---------           -------
        Net cash from operating activities                                               11,398             5,836

CASH FLOWS FROM INVESTING ACTIVITIES
   Sales and maturities of securities available-for-sale                                 57,251            58,331
   Principal payments on securities                                                      44,938            33,029
   Purchase of securities available-for-sale                                           (148,489)          (85,024)
   Maturities of securities held-to-maturity                                                270               415
   Net increase in loans                                                                (40,926)          (48,945)
   Acquisition, net                                                                      (1,008)                -
   Proceeds from sale of other real estate                                                    -               995
   Property and equipment expenditures, net                                                (435)             (167)
                                                                                      ---------           -------
      Net cash from investing activities                                                (88,399)          (41,366)

CASH FLOWS FROM FINANCING ACTIVITIES
   Net increase in deposits                                                              91,061            38,802
   Borrowings                                                                             2,000             5,000
   Repayment of borrowings                                                               (8,500)             (300)
   Dividends paid                                                                        (1,608)           (1,611)
   Change in securities sold under agreements to repurchase
       and federal funds purchased                                                       (6,460)            3,474
   Treasury stock activity, net                                                             254                 -
                                                                                      ---------           -------
      Net cash from financing activities                                                 76,747            45,365
                                                                                      ---------           -------
Increase (decrease) in cash and cash equivalents                                           (254)            9,835

Cash and cash equivalents at beginning of period                                         49,812            46,556
                                                                                      ---------           -------
Cash and cash equivalents at end of period                                            $  49,558           $56,391
                                                                                      =========           =======
Supplemental disclosures
    Cash paid during the year for
        Interest                                                                      $  12,330           $16,825
        Income Taxes                                                                        550               410
    Amount due from broker for sales of securities                                            -             1,117

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

         The annualized results of operations for the three months ended March 31, 2002 are not necessarily indicative of the results expected for the full year ending December 31, 2002.


NOTE 2 - EARNINGS PER SHARE

         For purposes of per share calculations, the Company had 10,740,956 shares of common stock outstanding at March 31, 2002, 10,712,392 shares of common stock outstanding at December 31, 2001, and 10,740,392 shares of common stock outstanding at March 31, 2001. Basic earnings per share for the three months ended March 31, 2002 and 2001 were computed by dividing net income by the weighted average number of shares outstanding. Diluted earnings per share for the three months ended March 31, 2002 and 2001 were computed by dividing net income by the weighted average number of shares outstanding, adjusted for the dilutive effect of the outstanding stock options. Computations for basic and diluted earnings per share are provided below.

                                                     FOR THE THREE MONTHS
                                                        ENDED MARCH 31,
                                                      2002          2001
                                                      ----          ----
                                           (IN THOUSANDS, EXCEPT PER SHARE DATA)

BASIC
   Net income                                        $ 6,313     $ 3,862
                                                     =======     =======
   Weighted average common shares
      outstanding                                     10,718      10,740
                                                     -------     -------
   Basic earnings per common share                   $  0.59     $  0.36
                                                     =======     =======
DILUTED
   Net income                                        $ 6,313     $ 3,862
                                                     =======     =======
   Weighted average common shares
      outstanding                                     10,718      10,740
   Diluted effect of stock options                       199          85
                                                     -------     -------
   Dilutive average common shares                     10,917      10,825
                                                     =======     =======
   Diluted earnings per common share                 $  0.58     $  0.36
                                                     =======     =======

         Options to purchase 156,000 shares at a price of $22.35 and 136,500 shares at a price of $17.88 were outstanding at March 31, 2002 and March 31, 2001, respectively, but were not included in the computation of diluted earnings per share because the options' exercise price was greater than the average market price of the common stock for the related period and were, therefore, antidilutive.

NOTE 3 - STOCK OPTIONS

         During the first quarter of 2002, 156,000 stock options were granted at an exercise price of $22.35. In addition, during the first quarter of 2002, there were 33,469 options exercised. The total stock options outstanding were 798,059 at March 31, 2002 with exercise prices ranging between $8.13 and $22.35 and expiration dates between 2006 and 2012.

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

NOTE 5 - HEDGING ACTIVITIES

         The Company is involved in certain derivative transactions that are intended to protect the fair value of certain assets or liabilities and to improve the predictability of certain future transactions. The Company's Board has implemented policy guidelines and parameters for these types of transactions. All derivative instruments are recorded at their fair values and the change in the fair value of a derivative is included in other income. If derivative instruments are designated as hedges of fair values, both the change in the fair value of the hedge and the hedged item are included in current earnings. Fair value adjustments related to cash flow hedges are recorded in other comprehensive income and reclassified to earnings when the hedged transaction is reflected in earnings. Ineffective portions of hedges are reflected in earnings as they occur.

         In January 2002, the Company entered into a plain vanilla interest rate swap with a counterparty in order to convert its $20 million trust preferred securities and related subordinated debentures from a 10% fixed rate instrument into floating rate debt. The plain vanilla interest rate swap has a notional amount of $20 million and was written to the call date on the trust preferred securities, which is June 7, 2005. The Company will pay the interest quarterly at a rate equal to the three-month LIBOR rate. The counterparty will pay a fixed rate of 4.59% for the term of the agreement. The Company has documented this to be a fair value hedge of the subordinated debentures and reflects the change in the fair value of the swap as an adjustment to income, which, to the extent of its effectiveness, offsets the change in the fair value of the debentures. There was no expense recorded for ineffectiveness during the period ended March 31, 2002. The average yield on the debentures was reduced from 10.00% to 7.60% during the first quarter, resulting in a reduction of interest expense of $125,000.

         The Company also buys and sells various covered put and call options, with terms less than 90 days, on mortgage-backed securities. At December 31, 2001, the Company had bought or sold various covered put and call options, with terms less than 90 days, on mortgage-backed securities in the notional amount of $60 million. These options have either expired or have been exercised. The Company had no covered put or call options outstanding at March 31, 2002.

NOTE 6 - RECENT REGULATORY DEVELOPMENTS

         On November 12, 1999, the Gramm-Leach-Bliley Act ("the GLB Act") was enacted. The GLB Act amended or repealed certain provisions of the Glass-Steagall Act and other legislation that restricted the ability of bank holding companies, securities firms, and insurance companies to affiliate with one another. The GLB Act establishes a comprehensive framework to permit affiliations among commercial banks, insurance companies and securities firms. Further, the GLB Act expanded the range of activities in which bank holding companies may engage by allowing certain well managed and well capitalized bank holding companies to be designated as "financial holding companies." In addition, the GLB Act contains provisions intended to safeguard consumer financial information in the hands of financial service providers by, among other things, requiring such entities to disclose their privacy policies to their customers and allowing customers to "opt out" of having their financial service providers disclose their confidential financial information to non-affiliated third parties, subject to certain exceptions. Final regulations implementing the new financial privacy regulations become effective during 2002. Similar to most other consumer-oriented laws, the regulations contain some specific prohibitions and require timely disclosures of certain information. The Company has devoted what it believes are sufficient resources to comply with these new requirements. It is not anticipated that the GLB Act will have a material adverse effect on the operations or prospects of the Company and its subsidiaries. However, to the extent the GLB Act permits banks, securities firms and insurance companies to affiliate, the financial services industry may experience further consolidation. This consolidation could result in a growing number of larger financial institutions that offer a wider variety of financial services than the Company currently offers and that can aggressively compete in the markets the Company currently serves.

NOTE 7 - NEW ACCOUNTING STANDARDS

         In 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets," which requires that goodwill no longer be amortized to earnings, but instead be reviewed for impairment. The amortization of goodwill ceases upon adoption of SFAS No. 142, which for most companies, will be January 1, 2002. A portion of the goodwill recorded by the Company is related to a branch acquisition. This goodwill will continue to be accounted for under SFAS No. 72, "Accounting for Certain Acquisitions of Banking or Thrift Institutions," (excluded from the scope from SFAS No. 142) and continue to be amortized to expense. The impact of this standard on the periods ended March 31, 2002 and 2001 was as follows:

                                            2002          2001

Reported Net Income                        $6,313        $3,862
Add back: Goodwill Amortization                 -            55
                                           ------        ------
Adjusted Net Income                        $6,313        $3,917
                                           ======        ======
BASIC EARNINGS PER SHARE:
Reported net income                         $0.59         $0.36
Goodwill amortization                           -             -
                                           ------        ------
Adjusted Net Income                         $0.59         $0.36
                                           ======        ======
DILUTED EARNINGS PER SHARE:
Reported net income                         $0.58         $0.36
Goodwill amortization                           -             -
                                           ------        ------
Adjusted Net Income                         $0.58         $0.36
                                           ======        ======

                ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


                   RESULTS OF OPERATIONS - THREE MONTHS ENDED
                             MARCH 31, 2002 AND 2001

         Consolidated net income for the first quarter of 2002 was $6.3 million, or $0.59 and $0.58 per basic and diluted share, respectively, a 63.5% increase compared to $3.9 million, or $0.36 per basic and diluted share, for the first quarter of 2001. Basic and diluted earnings per share for the three months ended March 31, 2002 were 63.9% and 61.1%, respectively, higher than for the comparable period in 2001.

         Net interest income increased 31.0% to $14.8 million in the first quarter of 2002 compared to $11.3 million in the first quarter of 2001. Excluding gains on securities and trading account profits, other income increased 49.4% to $2.7 million in the first quarter of 2002 compared to $1.8 million in the first quarter of 2001. Other expenses increased 10.9% to $8.2 million in the first quarter of 2002 compared to $7.4 million in the first quarter of 2001.

Net Interest Income
-------------------

         Net interest income was $14.8 million and $11.3 million during the three months ended March 31, 2002 and 2001, respectively, an increase of 31.0%. The Company's net interest margin (tax equivalent net interest income as a percentage of earning assets) was 3.59% for the three months ended March 31, 2002 compared to 3.41% for the comparable period in 2001. Net interest income increased because the decrease in average rates paid on deposits and borrowings was greater than the decrease in the yields on earning assets. This decrease in yields was a result of the 11 rate reductions by the Federal Reserve during 2001.

         The average loan yield was 6.99% during the first quarter of 2002, a decrease of 24.5% from 9.26% during the comparable period in 2001. Average loan balances increased $175.9 million, or 20.7%, to $1.0 billion during March 31, 2002 from $851.3 million during March 31, 2001. The decrease in the average loan yield is attributed to the rate reductions experienced in the prior year. The Company's net interest income and net income is dependent in part on stable interest rates. During the first quarter of 2002, interest rates were stable. Increased interest rates may have a negative impact on the Company's net interest income and net income. The net interest margin improved to 3.59% in the first quarter 2002 compared to 3.41% in the first quarter of 2001 and 3.33% in the fourth quarter of 2001.

         Yields on securities were 6.22%, a decrease of 11.1% from 7.00% during the comparable period in 2001. A decrease in mortgage rates has sparked an increase in mortgage refinancing which has accelerated the prepayment speeds of the Company's mortgage-backed securities and increased amortization expense for these bonds.

         Yields on earning assets decreased 20.6% to 6.64% during the first quarter of 2002 compared to 8.36% for the first quarter of 2001. Average earning assets, however, increased to $1.7 billion for the three months ended March 31, 2002 from $1.4 billion during the first quarter of 2001. The decrease in yields on earning assets was offset by a decrease of 38.2% in average rates paid on deposits and borrowings. Average rates on deposits decreased 43.2% to 3.02% for the three months ended March 31, 2002 from 5.32% for the comparable period in 2001. Average rates on borrowings were 4.26% for the first quarter of 2002 compared to 5.91% in the comparable period in 2001.

         In the first quarter of 2002, $257.3 million in certificates of deposit matured at a weighted average rate of 4.60%, and the average yield for the quarter declined from 4.64% to 3.76%. In addition, in January 2002, the Company entered into a plain vanilla interest rate swap with a counterparty in order to convert its $20 million trust preferred securities and related junior subordinated debentures from a 10.00% fixed rate instrument into floating rate debt. The average yield on the $20 million trust preferred securities and related junior subordinated debentures was 7.60% for the first quarter of 2002. See Note 5 to the unaudited consolidated financial statements. The Company expects net interest income and net interest margin to continue to improve during the second quarter of 2002 compared to the first quarter.

         The net interest margin calculation for the three months ended March 31, 2002 and 2001 is shown below (interest income and average rate on non-taxable securities and loans are reflected on a tax equivalent basis, assuming a 35% tax rate for 2002 and 2001 and adjusted for the dividends received deduction where applicable):


                                                       2002                                   2001
                                        ------------------------------------    ---------------------------------
                                         AVERAGE                   AVERAGE      AVERAGE                   AVERAGE
                                         BALANCE     INTEREST       RATE        BALANCE     INTEREST       RATE
                                         -------     --------      -------      -------     --------      -------
                                                                 (DOLLARS IN THOUSANDS)
INTEREST-EARNING ASSETS
-----------------------
 Federal funds sold                     $    7,871      $    30        1.52%   $    5,339    $    72         5.39%
 Securities taxable                        658,992       10,202        6.19       507,380      8,871         6.99
 Securities tax-exempt                      34,987          595        6.80        35,315        620         7.02
 Commercial loans(1)                       226,317        3,550        6.27       207,359      4,786         9.23
 Commercial real estate loans(1)           629,426       11,297        7.18       470,541     11,134         9.46
 Agricultural loans(1)                      49,670          874        7.04        48,343      1,033         8.55
 Consumer real estate loans(1)             108,842        1,943        7.14       110,690      2,417         8.73
 Consumer installment loans(1)              12,886          287        8.91        14,318        335         9.36
                                        ----------      -------        ----    ----------    -------         ----
                                        $1,728,991      $28,778        6.64%   $1,399,285    $29,268         8.36%
                                        ==========      =======        ====    ==========    =======         ====
INTEREST-BEARING LIABILITIES
----------------------------
 Interest-bearing demand deposits       $  135,315      $   516        1.53%   $  124,262    $ 1,017         3.27%
 Money-market demand deposits
   and savings deposits                    261,136        1,096        1.68       266,289      2,738         4.11
 Time deposits less than $100,000          528,235        5,154        3.90       454,658      7,145         6.29
 Time deposits greater than $100,000       130,234        1,098        3.37        75,979      1,190         6.26
 Public funds                               80,096          712        3.56        54,343        877         6.46
 Federal funds purchased
   and repurchase agreements               170,402          943        2.21        28,509        428         6.01
 FHLB advances                             241,411        3,303        5.47       241,278      3,323         5.51
 Notes payable and other borrowings         26,833          428        6.38        25,117        607         9.67
                                        ----------      -------        ----    ----------    -------         ----
                                        $1,573,662      $13,250        3.36%   $1,270,435    $17,325         5.44%
                                        ==========      =======        ====    ==========    =======         ====
 Net Interest Income                                    $15,528        3.28%                 $11,943         2.92%
                                                        =======        ====                  =======         ====
 Net Interest Margin                                                   3.59%                                 3.41%
                                                                       ====                                  ====

(1) Nonaccrual loans are included in the average balances, however these loans are not earning any interest.

Provision for Loan Losses
-------------------------

         The Company's provision for loan losses was $662,000 for the first quarter of 2002 compared to $509,000 for the similar period in 2001. This increase was primarily due to the increase in charge-offs and nonperforming loans during the quarter.

         The allowance for loan losses as a percentage of total loans was 1.02% at March 31, 2002 and 1.01% at December 31, 2001.

Other Income
------------

         Other income, excluding securities gains, was $2.7 million for the three months ended March 31, 2002, an increase of $908,000, or 51.3%, over the comparable period in 2001. The other income to average assets ratio was 0.60% for the three months ended March 31, 2002 compared to 0.48% for the same period in 2001. The increase in other income was due to the increases in service charges on deposits, option fee income, mortgage loan origination fees, and other non-interest income.

         Service charges and fees increased 36.6%, or $350,000, to $1.3 million in the first quarter of 2002 from $956,000 in the first quarter of 2001. Service charges and fees include service charges on deposit accounts, which are expected to increase with future deposit growth.

         Insurance and investment brokerage commissions increased $11,000 from $135,000 for the first quarter of 2001 to $146,000 for the first quarter of 2002. Investment brokerage activities are expected to be expanded to many of the Company's banking center locations in the near future. In March 2002, the Company acquired the assets of Service 1st Financial Corp. through its newly formed subsidiary, Midwest Financial and Investment Services, Inc. This subsidiary provides securities brokerage services to both bank and non-bank customers. The Company anticipates that investment brokerage commissions will increase in the future through this subsidiary.

         Mortgage loan origination fees increased 63.2% to $142,000 during the first quarter of 2002 from the comparable period in 2001. The increase is due in large part to the decline in mortgage rates and increased refinancing activity. The Company places most mortgages originated into the secondary market.

         Trust income decreased 30.1%, or $64,000, to $149,000 for the first quarter of 2002 compared to $213,000 for the comparable period in 2001. Estate trust income decreased $63,000 for the first quarter of 2002 from the comparable period in 2001. Trust income is in part derived from the market value of trust assets under management. Trust assets under management were $179.2 million at March 31, 2002.

         The Company purchased bank owned life insurance ("BOLI") policies in June 2000. The increase in cash surrender value of life insurance was $234,000 during the first quarter of 2002. The increase in cash surrender value of life insurance is not included in interest income. Management currently intends to use the increase in cash surrender value of life insurance to offset increased employee benefits expense.

         The Company manages its securities available-for-sale portfolio and trading account portfolio on a total return basis. In this respect, management regularly reviews the performance of its securities and sells specific securities to provide opportunities to enhance net interest income and net interest margin, and when possible it will recognize gains on the sale of securities. The Company has a long history of managing its securities in this manner. Trading account profits result from trading strategies that are utilized to supplement narrowing bond yields during periods of interest rate volatility. Net trading account profits were $345,000 and $161,000 during the first quarter of 2002 and 2001, respectively. Sales of securities available-for-sale resulted in net gains of $537,000 in the first quarter of 2002 compared to $270,000 for the comparable period in 2001. Securities available-for-sale are held in a manner which allows for their sale in response to changes in interest rates, liquidity needs, or significant prepayment risk.

         Option income was $532,000 for the three months ended March 31, 2002. At December 31, 2001, the Company had bought or sold various covered put and call options, with terms less than 90 days, on mortgage-backed securities. These covered options have either expired or have been exercised. The Company had no covered put or call options outstanding at March 31, 2002. See Note 5 to the unaudited consolidated financial statements.

Other Expenses
--------------

         Total other expenses increased 11.2%, or $827,000, to $8.2 million during the first quarter of 2002 compared to $7.4 million for the comparable period in 2001. The other expenses to average assets ratio was 1.83% for the three months ended March 31, 2002 compared to 2.02% for the same period in 2001. The efficiency ratio was 44.63% for the three months ended March 31, 2002 compared to 52.75% for the same period in 2001.

         Salary and benefit expenses increased 12.3%, or $547,000, to $5.0 million for the first quarter of 2002 compared to $4.5 million for the comparable period in 2001. The number of full-time equivalent employees was 377 at March 31, 2002 compared to 350 as of March 31, 2001. Increased full-time staff positions, enhanced benefit programs, and increased health insurance costs have resulted in the increase in salaries and employee benefits.

         Occupancy expenses decreased $76,000, or 6.2%, to $1.2 million during the first quarter of 2002 compared to the comparable period in 2001. This decrease was due to the decrease in furniture and equipment depreciation during the first quarter of 2002 compared to the similar period in 2001.

         Expenses, other than salary and employee benefits and occupancy, increased $356,000, or 21.1%, to $2.0 million in the first quarter of 2002 from $1.7 million for the comparable period in 2001. The increase in expenses was due primarily to outsourcing arrangements, marketing expenses, and postage and courier expenses.

Income Taxes
------------

         The Company recorded income tax expense of $3.2 million, or 33.8% of income, and $1.8 million, or 31.6% of income, for the quarters ended March 31, 2002 and 2001, respectively.

FINANCIAL CONDITION

Loans
-----

         Total loans increased $38.9 million, or 3.9%, at March 31, 2002 from $1.0 billion at December 31, 2001. Loan demand has been stable during the first three months of 2002, but there is no guarantee that loan demand will continue to be robust in future periods. Commercial loans increased $3.9 million, or 1.8%, to $224.7 million at March 31, 2002 compared to $220.7 million at December 31, 2001. Commercial real estate loans increased 6.1%, or $37.4 million, to $649.0 million at March 31, 2002 from $611.6 million at December 31, 2001. Agricultural loans increased 3.0%, or $1.5 million, to $50.2 million at March 31, 2002 from $48.8 million at December 31, 2001.

         Consumer real estate loans decreased $3.8 million, or 3.5%, to $105.5 million at March 31, 2002 from $109.3 million at December 31, 2001. Consumer loans decreased $139,000, or 1.1%, to $12.9 million at March 31, 2002 compared to $13.0 million at December 31, 2001.

         Most residential mortgage loans the Company originates are sold in the secondary market. At any point in time, loans will be at various stages of the mortgage banking process. Included as part of consumer real estate loans are loans held for sale, which were $3.4 million at December 31, 2001 and $1.5 million at March 31, 2002. The carrying value of these loans approximated their market value at that time.

         Based upon the Company's business strategy to increase loans, it is anticipated that commercial and commercial real estate loans will continue to represent an increasing percentage of earning assets during 2002.

Allowance for Loan Losses
-------------------------

         An allowance for loan losses has been established to provide for those loans that may not be repaid in their entirety for a variety of reasons. The allowance is maintained at a level considered by management to be adequate to provide for probable incurred losses. The allowance is increased by provisions charged to earnings and is reduced by chargeoffs, net of recoveries. The provision for loan losses is based upon past loan loss experience and management's evaluation of the loan portfolio under current economic conditions. Loans are charged to the allowance for loan losses when, and to the extent, they are deemed by management to be uncollectible. The allowance for loan losses is composed of allocations for specific loans and a historical portion for all other loans.

         Following is a summary of changes in the allowance for loan losses for the three months ended March 31:

                                                2002             2001
                                                ----             ----
                                               (DOLLARS IN THOUSANDS)

Balance, January 1                           $10,135           $8,593
Provision charged to operations                  662              509
Loans charged-off                               (264)            (106)
Recoveries                                        95               44
                                             -------           ------
Balance, March 31                            $10,628           $9,040
                                             =======           ======

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

         The analysis of the allowance for loan losses is comprised of three components: specific credit allocation; general portfolio allocation; and subjectively by determined allocation. The specific credit allocation includes a detailed review of the credit in accordance with SFAS Nos. 114 and 118, and an allocation is made based on this analysis. The general portfolio allocation consists of an assigned reserve percentage based on the credit rating of the loan. The subjective portion is determined based on loan history and the Company's evaluation of various factors including current economic conditions and trends in the portfolio including delinquencies and impairments, as well as changes in the composition of the portfolio.

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

         The allowance for loan losses as a percentage of total loans was 1.02% as of March 31, 2002 and 1.01% at December 31, 2001. In management's judgment, an adequate allowance for loan losses has been established.

Nonaccrual and Nonperforming Loans
----------------------------------

         Nonaccrual loans increased to $1.9 million at March 31, 2002 from $1.8 million at December 31, 2001. Most of the nonaccrual loans are related to several commercial loans, which are being addressed by specific workout plans at this time.

         Nonperforming loans include nonaccrual loans and accruing loans, which are 90 days or more delinquent. Typically, these loans have adequate collateral protection or personal guaranties to provide a source of repayment to the Bank. Nonperforming loans were $2.9 million at March 31, 2002 compared to $2.4 million at December 31, 2001 and $2.0 million at March 31, 2001. Nonperforming loans were 0.27%, 0.24%, and 0.23% of total loans at March 31, 2002, December 31, 2001 and March 31, 2001, respectively. Nonperforming loans were 0.17%, 0.15%, and 0.14% of total assets at March 31, 2002, December 31, 2001 and March 31, 2001, respectively. The allowance for loan losses to nonperforming loans ratio was 3.73x, 4.28x, and 4.57x at March 31, 2002, December 31, 2001, and March 31,
2001, respectively.

         Other real estate owned was $340,000, $355,000, and $154,000 at March 31, 2002, December 31, 2001 and March 31, 2001, respectively.

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

         Securities available-for-sale are carried at fair value, with related unrealized net gains or losses, net of deferred income taxes, recorded as an adjustment to equity capital. At March 31, 2002, unrealized losses, net of taxes on securities available-for-sale, were $2.2 million compared to $1.1 million at December 31, 2001. The increase in net unrealized losses on securities available-for-sale resulted in a $1.2 million decrease in book equity.

         Securities available-for-sale decreased to $682.1 million at March 31, 2002 from $683.5 million at December 31, 2001. U.S. government agency mortgage-backed securities decreased 1.2%, or $7.4 million, from $596.1 million at December 31, 2001 to $588.7 million at March 31, 2002. Equity securities decreased $88,000 from $72.2 million at December 31, 2001 to $72.1 million at March 31, 2002. Equity securities included capital securities of United States Agencies, bond-rated or credit equivalent community banks, and the Federal Home Loan Bank as well as Federal Reserve Bank stock at March 31, 2002. Obligations of state and political subdivisions increased $5.6 million to $18.6 million at March 31, 2002 from 13.0 million at December 31, 2001.

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

         Securities held-to-maturity decreased $270,000, or 1.3%, from $21.4 million at December 31, 2001 to $21.2 million at March 31, 2002.

         There were no trading account securities held at March 31, 2002 or December 31, 2001. The Company holds trading account securities on a short-term basis based on market and liquidity conditions.

Other Assets
------------

         The Company's investment in bank-owned life insurance ("BOLI") increased by $234,000 as the cash surrender value of the insurance increased. The BOLI is intended to provide funding for future employee benefit expense.

Deposits and Borrowed Funds
---------------------------

         Total deposits of $1.3 billion at March 31, 2002 represented an increase of $91.1 million, or 7.5%, from $1.2 billion at December 31, 2001. Non-interest-bearing deposits were $118.6 million at March 31, 2002, approximately $16.1 million lower than the $134.7 million level at December 31, 2001. Over the same period, interest-bearing deposits increased 10.0%, or $107.2 million. Certificates of deposit under $100,000 increased $83.9 million from December 31, 2001 to March 31, 2002.

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

         Federal Home Loan Bank advances were $237.5 million at March 31, 2002 and $244.5 million at December 31, 2001. The weighted average rate for Federal Home Loan Bank advances was 5.47% during the three months ended March 31, 2002 with a range of maturities on such advances between one and ten years.

         Borrowed funds at March 31, 2002 and December 31, 2001 are listed below:

                                                     2002           2001
                                                     ----           ----
                                                      (DOLLARS IN THOUSANDS)
Federal Home Loan Bank (FHLB) advances to
 bank subsidiaries                                 $237,500       $244,500
Revolving line of credit  ($25,000,000
 available)                                           7,000          6,500
                                                   --------       --------
 Total                                             $244,500       $251,000
                                                   ========       ========

         The Company has a credit agreement with a correspondent bank (the "Credit Agreement"), which provides the Company with a revolving line of credit with a maximum availability of $25.0 million. This revolving line of credit matures on January 30, 2004.

         Amounts outstanding under the Company's revolving line of credit represent borrowings incurred to provide capital contributions to the Banks to support their growth. The Company makes interest payments, at its option, at the 30-, 60-, 90-, or 180-day London Inter-Bank Offered Rate ("LIBOR") plus 95 basis points or the prime rate less 25 basis points.

         The Company also utilizes securities sold under repurchase agreements as a source of funds. Most local municipalities and some other organizations must have funds insured or collateralized as a matter of their own policies. Repurchase agreements provide a source of funds and do not increase the Company's reserve requirement. Although the balance of repurchase agreements is subject to variation, particularly seasonal variation, the account relationships represented by these balances are principally local and have been maintained for relatively long periods of time. The Company had $146.3 million in securities sold under repurchase agreements at March 31, 2002 compared to $146.8 at December 31, 2001. The Company had $18.4 million in federal funds purchased at March 31, 2002 compared to $24.4 million at December 31, 2001.

         In addition, in June 2000, the Company issued 10% junior subordinated debentures aggregating $20,000,000 to MBHI Capital Trust I, a wholly-owned subsidiary of the Company. The junior subordinated debentures pay interest on a quarterly basis and will mature on June 7, 2030. The junior subordinated debentures can be redeemed in whole or in part, beginning June 7, 2005.
In January 2002, the Company entered into a plain vanilla interest rate swap converting the junior subordinated debentures from a fixed rate instrument to floating rate debt. See Note 5 to unaudited consolidated financial statements.

Capital Resources
-----------------

         Stockholders' equity increased $4.0 million, or 4.1%, from $96.2 million at December 31, 2001 to $100.2 million at March 31, 2002. The increase was due to cumulative earnings during the three months ended March 31, 2002 exceeding dividends declared and offsetting a reduction of $1.2 million, net of tax, in the fair value of securities available-for-sale.

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

         The Company and each of the Banks were categorized as well capitalized as of March 31, 2002. Management is not aware of any conditions or events since the most recent regulatory notification that would change the Company's or the Banks' categories.

         Capital levels and minimum required levels (dollars in thousands):


                                                                        AT MARCH 31, 2002
                                                  -----------------------------------------------------------------
                                                                         MINIMUM REQUIRED       MINIMUM REQUIRED
                                                       ACTUAL          FOR CAPITAL ADEQUACY  TO BE WELL CAPITALIZED
                                                  ------------------   --------------------  ----------------------
                                                  AMOUNT       RATIO      AMOUNT      RATIO     AMOUNT      RATIO
                                                  ------       -----      ------      -----     ------      -----
                                                                         (IN THOUSANDS)
 Total capital to risk-weighted assets
 Company                                          $128,578     10.7%      $96,026     8.0%     $120,032      10.0%
 Midwest Bank and Trust Company                     57,160     10.7        42,781     8.0        53,476      10.0
 Midwest Bank of Hinsdale                           31,267     10.6        23,648     8.0        29,560      10.0
 Midwest Bank of McHenry County                     27,523     12.0        18,354     8.0        22,943      10.0
 Midwest Bank of Western Illinois                   17,131     12.3        11,129     8.0        13,911      10.0

 Tier I capital to risk-weighted assets
 Company                                           117,883      9.8        48,013     4.0        72,019       6.0
 Midwest Bank and Trust Company                     52,585      9.8        21,390     4.0        32,085       6.0
 Midwest Bank of Hinsdale                           28,659      9.7        11,824     4.0        17,736       6.0
 Midwest Bank of McHenry County                     25,290     11.0         9,177     4.0        13,766       6.0
 Midwest Bank of Western Illinois                   15,783     11.3         5,564     4.0         8,347       6.0

 Tier I capital to average assets
 Company                                           117,883      6.5        72,627     4.0        90,784       5.0
 Midwest Bank and Trust Company                     52,585      6.8        31,142     4.0        38,928       5.0
 Midwest Bank of Hinsdale                           28,659      6.7        17,021     4.0        21,276       5.0
 Midwest Bank of McHenry County                     25,290      6.9        14,615     4.0        18,269       5.0
 Midwest Bank of Western Illinois                   15,783      6.5         9,681     4.0        12,101       5.0

                                                                        AT DECEMBER 31, 2001
                                                  -----------------------------------------------------------------
                                                                         MINIMUM REQUIRED       MINIMUM REQUIRED
                                                       ACTUAL          FOR CAPITAL ADEQUACY  TO BE WELL CAPITALIZED
                                                  ------------------   --------------------  ----------------------
                                                  AMOUNT       RATIO      AMOUNT      RATIO     AMOUNT      RATIO
                                                  ------       -----      ------      -----     ------      -----
                                                                         (IN THOUSANDS)
 Total capital to risk-weighted assets
 Company                                          $123,984     10.8%      $91,628     8.0%     $114,535      10.0%
 Midwest Bank and Trust Company                     55,041     11.2        39,307     8.0        49,134      10.0
 Midwest Bank of Hinsdale                           28,610     10.1        22,724     8.0        28,404      10.0
 Midwest Bank of McHenry County                     26,345     11.6        18,244     8.0        22,803      10.0
 Midwest Bank of Western Illinois                   16,307     11.6        11,256     8.0        14,069      10.0

 Tier I capital to risk-weighted assets
 Company                                           113,747      9.9        45,814     4.0        68,721       6.0
 Midwest Bank and Trust Company                     50,648     10.3        19,654     4.0        29,480       6.0
 Midwest Bank of Hinsdale                           26,095      9.2        11,362     4.0        17,043       6.0
 Midwest Bank of McHenry County                     24,265     10.6         9,122     4.0        13,683       6.0
 Midwest Bank of Western Illinois                   15,004     10.7         5,628     4.0         8,442       6.0

 Tier I capital to average assets
 Company                                           113,747      6.6        68,652     4.0        85,815       5.0
 Midwest Bank and Trust Company                     50,648      7.0        29,110     4.0        36,388       5.0
 Midwest Bank of Hinsdale                           26,095      6.7        15,484     4.0        19,354       5.0
 Midwest Bank of McHenry County                     24,265      6.8        14,254     4.0        17,818       5.0
 Midwest Bank of Western Illinois                   15,004      6.3         9,589     4.0        11,986       5.0

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

         Net cash inflows provided by operations were $11.4 million for the three months ended March 31, 2002 compared to inflows of $5.8 million for the comparable period in 2001. Net cash outflows from investing activities were $88.4 million in the first three months of 2002 compared to a net cash outflow of $41.4 million for the comparable period in 2001. Cash inflows from financing activities for the three months ended March 31, 2002 were $76.7 million compared to a net inflow of $45.4 million in the comparable period during 2001.

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

         Interest received net of interest paid was a principal source of operating cash inflows for the three months ended March 31, 2002 and March 31, 2001, respectively. Management of investing and financing activities and market conditions determines the level and the stability of net interest cash flows. Management's policy is to mitigate the impact of changes in market interest rates to the extent possible so that balance sheet growth is the principal determinant of growth in net interest cash flows.

                ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES
                                ABOUT MARKET RISK

Interest Rate Sensitivity Analysis
----------------------------------

         The Company's overall interest rate sensitivity is demonstrated by net interest income analysis. Net interest income analysis measures the change in net interest income in the event of hypothetical changes in interest rates. This analysis assesses the risk of change in net interest income in the event of sudden and sustained 1.0% to 2.0% increases and decreases in market interest rates. The table below presents the Company's projected changes in net interest income for the various rate shock levels at March 31, 2002.

                           AMOUNT           $ CHANGE         % CHANGE
                           ------           --------         --------
                                     (DOLLARS IN THOUSANDS)

          +200 bp          $70,320           $(1,464)         (2.04)%
          +100 bp           71,097              (686)         (0.96)
             Base           71,783                 -              -
          -100 bp           72,040               256           0.36
          -200 bp           71,626              (158)         (0.22)

         As shown above, at March 31, 2002, the effect of an immediate 200 basis point increase in interest rates would decrease the Company's net interest income by 2.04%, or $1.5 million. The effect of an immediate 200 basis point reduction in rates would decrease the Company's net interest income by 0.22%, or $158,000.

         The projected changes in the Company's net interest income for the various rate shock levels at December 31, 2001 were the following:

                           AMOUNT           $ CHANGE         % CHANGE
                           ------           --------         --------
                                     (DOLLARS IN THOUSANDS)

          +200 bp          $64,675           $(2,951)         (4.36)%
          +100 bp           64,550            (3,076)         (4.55)
             Base           67,626                 -              -
          -100 bp           69,487             1,861           2.75
          -200 bp           69,191             1,565           2.31

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

               SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES
                          LITIGATION REFORM ACT OF 1995

         This report contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The Company intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 and is including this statement for purposes of these safe harbor provisions. Forward-looking statements, which are based on certain assumptions and describe future plans, strategies, and expectations of the Company, are generally identifiable by use of the words "believe," "expect," "intend," "anticipate," "estimate," "project," or similar expressions. The Company's ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse effect on the operations and future prospects of the Company and its subsidiaries, including its ability to implement its growth strategies, include, but are not limited to, changes in interest rates; general economic conditions; legislative or regulatory changes; monetary and fiscal policies of the U.S. government, including policies of the U.S. Treasury and the Federal Reserve Board; possible administrative or enforcement action or similar direction of federal or state banking regulators in connection with any material failure of any of the Banks to comply with applicable banking laws, rules and regulations; the quality or composition of the loan or investment portfolios; demand for loan products; deposit flows; competition; demand for financial services in the Company's market area and accounting principles, policies and guidelines. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements.

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

         (b)      Reports on Form 8-K
                  Current Report on Form 8-K dated January
                  17, 2002, filed with the SEC on January 17, 2002.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:    April 30, 2002

                                    MIDWEST BANC HOLDINGS, INC.
                                    (Registrant)

                                    By: /s/ Brad A. Luecke
                                       -----------------------------------------
                                       Brad A. Luecke,
                                       President and Chief Executive Officer

                                    By: /s/ Daniel R. Kadolph
                                       -----------------------------------------
                                       Daniel R. Kadolph,
                                       Senior Vice President and
                                       Chief Financial Officer