Form 10-Q
period 2002-06-30
MIDWEST BANC HOLDINGS INC
filed 2002-08-14
CIK 1051379

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                    FORM 10-Q

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
                  For the Quarterly Period ended June 30, 2002

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


--------------------------------------------------------------------------------
        CLASS                     OUTSTANDING AT AUGUST 14, 2002
--------------------------------------------------------------------------------
Common, par value $.01                    16,157,434
--------------------------------------------------------------------------------

                           MIDWEST BANC HOLDINGS, INC.

                                    FORM 10-Q

                                TABLE OF CONTENTS


                                                                     Page Number
                                                                     -----------


                                     PART I

Item 1.   Financial Statements............................................  1

Item 2.   Management's Discussion and Analysis of Financial Condition

           and Results of Operations...................................... 12

Item 3.   Quantitative and Qualitative Disclosures about Market Risk...... 25



                                     PART II

Item 1.   Legal Proceedings............................................... 27

Item 2.   Changes in Securities and Use of Proceeds....................... 27

Item 3.   Defaults Upon Senior Securities................................. 27

Item 4.   Submission of Matters to a Vote of Security Holders............. 27

Item 5.   Other Information............................................... 28

Item 6.   Exhibits and Reports on Form 8-K................................ 28

Form 10-Q Signature Page.................................................. 29

                           MIDWEST BANC HOLDINGS, INC.
                     CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                                 (IN THOUSANDS)

                                                                                  JUNE 30,         DECEMBER 31,
                                                                                    2002               2001
                                                                                    ----               ----
ASSETS
Cash and cash equivalents                                                     $        91,782    $       49,812
Securities available-for-sale                                                         624,612           683,474
Securities held-to-maturity                                                            20,505            21,445
Loans                                                                               1,086,499         1,003,386
Allowance for loan losses                                                             (11,210)          (10,135)
                                                                              ---------------    --------------
    Net loans                                                                       1,075,289           993,251
Cash value of life insurance                                                           20,022            19,554
Premises and equipment, net                                                            19,012            19,477
Other real estate                                                                         246               355
Goodwill                                                                                4,467             3,524
Other assets                                                                           20,650            19,530
                                                                              ---------------    --------------
    Total assets                                                              $     1,876,585    $    1,810,422
                                                                              ===============    ==============
LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Deposits
    Non-interest-bearing                                                      $       129,697    $      134,707
    Interest-bearing                                                                1,206,220         1,076,813
                                                                              ---------------    --------------
       Total deposits                                                               1,335,917         1,211,520
Federal funds purchased                                                                     -            24,350
Securities sold under agreements to repurchase                                        142,952           146,800
Advances from the Federal Home Loan Bank                                              237,500           244,500
Junior subordinated debt                                                               20,000            20,000
Note payable                                                                            8,800             6,500
Due to broker                                                                               -            46,432
Other liabilities                                                                      19,903            14,106
                                                                              ---------------    --------------
    Total liabilities                                                               1,765,072         1,714,208
                                                                              ---------------    --------------

STOCKHOLDERS' EQUITY
Preferred stock                                                                             -                 -
Common stock                                                                              114               114
Surplus                                                                                29,509            29,587
Retained earnings                                                                      86,730            77,256
Accumulated other comprehensive income (loss)                                           3,865            (1,057)
Treasury stock, at cost                                                                (8,705)           (9,686)
                                                                              ---------------    --------------
    Total stockholders' equity                                                        111,513            96,214
                                                                              ---------------    --------------

       Total liabilities and stockholders' equity                             $     1,876,585    $    1,810,422
                                                                              ===============    ==============

     See accompanying notes to unaudited consolidated financial statements.

                           MIDWEST BANC HOLDINGS, INC.
                  CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                    THREE MONTHS ENDED JUNE 30, 2002 AND 2001
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                        2002            2001
                                                                                        ----            ----
INTEREST INCOME
Loans                                                                                $    18,695    $    19,495
Securities
    Taxable                                                                                9,561          8,289
    Exempt from federal income taxes                                                         605            391
Federal funds sold and other short-term investments                                           43            129
                                                                                     -----------    -----------
       Total interest income                                                              28,904         28,304

INTEREST EXPENSE
Deposits                                                                                   8,537         12,495
Advances from the Federal Home Loan Bank                                                   3,290          3,377
Notes payable                                                                                 51            113
Federal funds purchased and
  securities sold under agreements to repurchase                                           1,154            428
Junior subordinated debt                                                                     374            500
                                                                                     -----------    -----------
       Total interest expense                                                             13,406         16,913
                                                                                     -----------    -----------

Net interest income                                                                       15,498         11,391

Provision for loan losses                                                                    815            695
                                                                                     -----------    -----------
Net interest income after provision for loan losses                                       14,683         10,696

OTHER INCOME
Service charges on deposits                                                                1,403          1,199
Net gains on securities transactions                                                         757          1,268
Net trading account profits                                                                    3            336
Option income                                                                                122             58
Mortgage banking fees                                                                         89            187
Insurance and brokerage commissions                                                          394            145
Trust income                                                                                 147            153
Increase in cash surrender value of life insurance                                           234            234
Other income                                                                                 174            164
                                                                                     -----------    -----------
    Total other income                                                                     3,323          3,744

OTHER EXPENSES
Salaries and employee benefits                                                             5,243          4,560
Occupancy and equipment                                                                    1,229          1,286
Professional services                                                                        615            628
Marketing                                                                                    195            213
Other expenses                                                                             1,182          1,127
                                                                                     -----------    -----------
    Total other expenses                                                                   8,464          7,814
                                                                                     -----------    -----------

Income before income taxes                                                                 9,542          6,626
Provision for income taxes                                                                 3,154          2,390
                                                                                     -----------    -----------

NET INCOME                                                                           $     6,388    $     4,236
                                                                                     ===========    ===========

Basic earnings per share                                                             $      0.40    $      0.26
                                                                                     ===========    ===========
Diluted earnings per share                                                           $      0.39    $      0.26
                                                                                     ===========    ===========

     See accompanying notes to unaudited consolidated financial statements.

                           MIDWEST BANC HOLDINGS, INC.
           CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
                    THREE MONTHS ENDED JUNE 30, 2002 AND 2001
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                                        2002            2001
                                                                                        ----            ----
Net income                                                                           $     6,388    $     4,236

Net increase (decrease) in fair value of securities classified as available-for-sale, net of income taxes and
  reclassification adjustments                                                             6,107         (2,075)
                                                                                     -----------    -----------

Comprehensive income                                                                 $    12,495    $     2,161
                                                                                     ===========    ===========


     See accompanying notes to unaudited consolidated financial statements.

                           MIDWEST BANC HOLDINGS, INC.
                  CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                     SIX MONTHS ENDED JUNE 30, 2002 AND 2001
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                        2002            2001
                                                                                        ----            ----
INTEREST INCOME
Loans                                                                                $    36,540    $    39,115
Securities
    Taxable                                                                               19,382         16,841
    Exempt from federal income taxes                                                         991            794
Federal funds sold and other short-term investments                                           73            200
                                                                                     -----------    -----------
    Total interest income                                                                 56,986         56,950

INTEREST EXPENSE
Deposits                                                                                  17,113         25,462
Advances from the Federal Home Loan Bank                                                   6,593          6,699
Notes payable                                                                                104            219
Federal funds purchased and
  securities sold under agreements to repurchase                                           2,097            857
Junior subordinated debt                                                                     748          1,000
                                                                                     -----------    -----------
    Total interest expense                                                                26,655         34,237
                                                                                     -----------    -----------

Net interest income                                                                       30,331         22,713

Provision for loan losses                                                                  1,477          1,204
                                                                                     -----------    -----------

Net interest income after provision for loan losses                                       28,854         21,509

OTHER INCOME
Service charges on deposits                                                                2,709          2,156
Net gains on securities transactions                                                       1,295          1,538
Net trading account profits                                                                  348            496
Option income                                                                                654             58
Mortgage banking fees                                                                        231            274
Insurance and brokerage commissions                                                          540            280
Trust income                                                                                 295            366
Increase in cash surrender value of life insurance                                           468            468
Other income                                                                                 343            308
                                                                                     -----------    -----------
    Total other income                                                                     6,883          5,944

OTHER EXPENSES
Salaries and employee benefits                                                            10,242          9,010
Occupancy expense and equipment                                                            2,385          2,519
Professional services                                                                      1,276          1,037
Marketing                                                                                    466            404
Other expenses                                                                             2,293          2,214
                                                                                     -----------    -----------
    Total other expenses                                                                  16,662         15,184
                                                                                     -----------    -----------

Income before income taxes                                                                19,075         12,269
Provision for income taxes                                                                 6,374          4,171
                                                                                     -----------    -----------

NET INCOME                                                                           $    12,701    $     8,098
                                                                                     ===========    ===========
Basic earnings per share                                                             $      0.79    $      0.50
                                                                                     ===========    ===========
Diluted earnings per share                                                           $      0.77    $      0.50
                                                                                     ===========    ===========

     See accompanying notes to unaudited consolidated financial statements.

                           MIDWEST BANC HOLDINGS, INC.
           CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
                     SIX MONTHS ENDED JUNE 30, 2002 AND 2001
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                        2002            2001
                                                                                        ----            ----
Net income                                                                           $    12,701    $     8,098

Net increase in fair value of securities classified as
  available-for-sale, net of income taxes and
  reclassification adjustments                                                             4,922          1,149
                                                                                     -----------    -----------

Comprehensive income                                                                 $    17,623    $     9,247
                                                                                     ===========    ===========

     See accompanying notes to unaudited consolidated financial statements.

                           MIDWEST BANC HOLDINGS, INC.
           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (UNAUDITED)
                     SIX MONTHS ENDED JUNE 30, 2002 AND 2001
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                ACCUMULATED
                                                                                   OTHER                     TOTAL
                                                                                  COMPRE-                   STOCK-
                                         COMMON                    RETAINED       HENSIVE     TREASURY     HOLDERS'
                                          STOCK        SURPLUS     EARNINGS     GAIN (LOSS)     STOCK       EQUITY
Balance, January 1, 2001                $     114    $  29,654    $  65,814     $ (3,861)    $ (9,145)    $  82,576

Cash dividends declared ($0.20
  per share)                                    -            -       (3,222)           -            -        (3,222)
Issuance of common stock
      upon exercise of stock options,
    net of tax benefit                          -          (96)           -            -            -           (96)
Comprehensive income
    Net income                                  -            -        8,098            -            -         8,098
    Net increase in fair value of
      securities classified as available-
      for-sale, net of income taxes and
      reclassification adjustments              -            -            -        1,149            -         1,149
                                                                                                          ---------
       Total comprehensive income                                                                             9,247
                                        ---------    ---------    ---------     --------     --------     ---------
Balance, June 30, 2001                  $     114    $  29,558    $  70,690     $ (2,712)    $ (9,145)    $  88,505
                                        =========    =========    =========     ========     ========     =========

Balance, January 1, 2002                $     114    $  29,587    $  77,256     $ (1,057)    $ (9,686)    $  96,214

Cash dividends declared ($0.20
  per share)                                    -            -       (3,227)           -            -        (3,227)
Purchase of 15,000 shares of
  treasury stock                                -            -            -            -         (204)         (204)
Issuance of  common stock
      upon acquisition and exercise of
       stock options, net of tax benefit        -          (78)           -            -        1,185         1,107
Comprehensive income
    Net income                                  -            -       12,701            -            -        12,701
    Net increase in fair value of
      securities classified as available-
      for sale, net of income taxes and
      reclassification adjustments              -            -            -        4,922            -         4,922
                                                                                                          ---------
       Total comprehensive income                                                                            17,623
                                        ---------    ---------    ---------     --------     --------     ---------
Balance, June 30, 2002                  $     114    $  29,509    $  86,730     $  3,865     $ (8,705)    $ 111,513
                                        =========    =========    =========     ========     ========     =========

     See accompanying notes to unaudited consolidated financial statements.

                           MIDWEST BANC HOLDINGS, INC.
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                     SIX MONTHS ENDED JUNE 30, 2002 AND 2001
                                 (IN THOUSANDS)

                                                                                        2002            2001
                                                                                        ----            ----
CASH FLOWS FROM OPERATING ACTIVITIES
    Net income                                                                       $    12,701    $     8,098
    Adjustments to reconcile net income to net cash
      provided by operating activities
       Depreciation                                                                        1,136          1,317
       Provision for loan losses                                                           1,477          1,204
       Proceeds from sales of trading account securities, net                                348            496
       Net gain on sale of securities available-for-sale                                  (1,295)        (1,538)
       Net gain on sale of trading account securities                                       (348)          (496)
       Federal Home Loan Bank stock dividend                                                (360)          (371)
       Net change in real estate loans held for sale                                       2,666           (795)
       Increase in cash surrender value of life insurance                                   (468)          (468)
       Loss (gain) on sale of other real estate                                               (9)             4
       Change in other assets                                                             (2,323)         1,469
       Change in other liabilities                                                         5,797          7,280
                                                                                     -----------    -----------
          Net cash from operating activities                                              19,323         16,200

CASH FLOWS FROM INVESTING ACTIVITIES
    Sales and maturities of securities available-for-sale                                187,945        108,246
    Principal payments on securities                                                      82,409         58,583
    Purchase of securities available-for-sale                                           (249,764)      (213,637)
    Maturities of securities held-to-maturity                                                900          1,150
    Net increase in loans                                                                (86,181)       (92,449)
    Acquisition, net                                                                      (1,008)             -
    Proceeds from sale of other real estate                                                  118            995
    Property and equipment expenditures, net                                                (671)          (465)
                                                                                     -----------    -----------
       Net cash from investing activities                                                (66,252)      (137,577)

CASH FLOWS FROM FINANCING ACTIVITIES
    Net increase in deposits                                                             124,397         91,774
    Borrowings                                                                             3,800         10,000
    Repayment of borrowings                                                               (8,500)        (2,300)
    Dividends paid                                                                        (3,219)        (3,222)
    Change in securities sold under agreements to repurchase
      and federal funds purchased                                                        (28,198)        26,092
    Treasury stock activity, net                                                             620            (96)
                                                                                     -----------    -----------
       Net cash from financing activities                                                 88,900        122,248
                                                                                     -----------    -----------

Increase in cash and cash equivalents                                                     41,970            871

Cash and cash equivalents at beginning of period                                          49,812         46,556
                                                                                     -----------    -----------

Cash and cash equivalents at end of period                                           $    91,782    $    47,427
                                                                                     ===========    ===========
Supplemental disclosures
    Cash paid during the year for
       Interest                                                                      $    25,595    $    34,095
       Income Taxes                                                                        5,678          3,872
    Amount due to broker for purchases of securities                                           -          6,000


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

         The annualized results of operations for the three months and six months ended June 30, 2002 are not necessarily indicative of the results expected for the full year ending December 31, 2002.

NOTE 2 - STOCK DIVIDEND

         On July 9, 2002, the Company paid a three-for-two stock split payable in the form of a three-for-two stock dividend. All references to number of shares issued, outstanding (basic and diluted) and held in treasury, earnings per share, and book value per share, for all periods presented have been restated as if the three-for-two stock split had actually occurred on January 1, 2001.

NOTE 3 - EARNINGS PER SHARE

           The Company had 16,156,000 and 16,110,000 shares of common stock outstanding at June 30, 2002 and 2001, respectively. Basic earnings per share for the three months and six months ended June 30, 2002 and 2001 were computed by dividing net income by the weighted average number of shares outstanding. Diluted earnings per share for the three and six months ended June 30, 2002 and 2001 were computed by dividing net income by the weighted average number of shares outstanding, adjusted for the dilutive effect of the stock options. Computations for basic and diluted earnings per share are provided below.

              IN THOUSANDS                                 2002 QTD      2001 QTD        2002 YTD      2001 YTD
                                                           --------      --------        --------      --------
Basic
    Net income                                         $     6,388     $     4,236    $    12,701    $     8,098
                                                       ===========     ===========    ===========    ===========
    Weighted average common shares outstanding              16,127          16,110         16,102         16,110
                                                       ===========     ===========    ===========    ===========
    Basic earnings per common share                    $      0.40     $     0.26     $      0.79    $      0.50
                                                       ===========     ===========    ===========    ===========

Diluted
    Net income                                         $     6,388     $     4,236    $    12,701    $     8,098
                                                       ===========     ===========    ===========    ===========
    Weighted average common shares outstanding              16,127          16,110         16,102         16,110
    Diluted effect of stock options                            472             222            392            171
                                                       -----------     -----------    -----------    -----------
    Dilutive average common shares                          16,599          16,332         16,494         16,281
                                                       ===========     ===========    ===========    ===========
    Diluted earnings per common share                  $      0.39     $     0.26     $      0.77    $      0.50
                                                       ===========     ===========    ===========    ===========

         All outstanding options were included in the computation of diluted earnings per share for the quarters ended June 30, 2002 and 2001 and the six months ended June 30, 2002. Options to purchase 194,438 shares at $11.92 were not included in the computation of diluted earnings per share for the six months ended June 30, 2001 because the option's exercise price was greater than the average market price of the common stock and were, therefore, antidilutive.

NOTE 4 - STOCK OPTIONS

         During the first six months of 2002, 235,500 stock options were granted at an exercise price of $14.90. In addition, during 2002, there were 102,948 options exercised. The total stock options outstanding were 1,145,093 at June 30, 2002 with exercise prices ranging between $5.42 and $14.90 and expiration dates between 2006 and 2012.

NOTE 5 - ISSUANCE OF TRUST PREFERRED SECURITIES

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

NOTE 6 - HEDGING ACTIVITIES

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

         In January 2002, the Company entered into a plain vanilla interest rate swap with a counterparty in order to convert its $20 million trust preferred securities and related junior subordinated debentures from a 10% fixed rate instrument into floating rate debt. The plain vanilla interest rate swap has a notional amount of $20 million and was written to the call date on the trust preferred securities, which is June 7, 2005. The Company will pay the interest quarterly at a rate equal to the three-month LIBOR. The counterparty will pay a fixed rate of 4.59% for the term of the agreement. The Company has documented this to be a fair value hedge of the junior subordinated debentures and reflects the change in the fair value of the swap as an adjustment to income, which, to the extent of its effectiveness, offsets the change in the fair value of the debentures. There was no income or expense recorded for ineffectiveness during the period ended June 30, 2002. The average yield on the debentures was reduced from 10.00% to 7.48% during the six and three months ended June 30, 2002, respectively, resulting in a reduction of interest expense of $252,000 and $127,000, respectively.

         During July of 2002, the Company decided to terminate the fair value hedge in exchange for $718,000. This receipt of cash results in the value of the trust preferred liability increasing by $718,000, and this amount being accreted into income, as a reduction of interest expense, over the estimated life of the junior subordinated debentures.

         From time to time, the Company also buys and sells various covered put and call options, with terms less than 90 days, on mortgage-backed securities. The Company had no covered put or call options outstanding at June 30, 2002.

NOTE 7 - RECENT REGULATORY DEVELOPMENTS

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

NOTE 8 - NEW ACCOUNTING STANDARDS

         In 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets," which requires that goodwill no longer be amortized to earnings, but instead be reviewed for impairment. The amortization of goodwill ceases upon adoption of SFAS No. 142, which for most companies, was January 1, 2002. At June 30, 2002 the Company had $4.5 million of goodwill. Approximately $1.5 million of the goodwill recorded by the Company is related to a branch acquisition. This goodwill will continue to be accounted for under SFAS No. 72, "Accounting for Certain Acquisitions of Banking or Thrift Institutions," (excluded from the scope from SFAS No. 142) and continue to be amortized to expense.

         The Company has completed the first step of its impairment testing to determine if goodwill is impaired. The Company's conclusion is that there is no impairment at June 30, 2002. The impact of this standard on the three and six-month periods ended June 30, 2002 and 2001 is as follows:

                                                            2002         2001          2002        2001
                                                             QTD          QTD           YTD         YTD
                                                             ---          ---           ---         ---
         Reported net income                              $  6,388     $   4,236    $  12,701    $   8,098
         Add back:  goodwill amortization                        -            55            -          110
                                                          --------     ---------    ---------    ---------

         Adjusted net income                              $  6,388     $   4,291    $  12,701    $   8,208
                                                          ========     =========    =========    =========

         BASIC EARNINGS PER SHARE
         Reported net income                              $   0.40     $   0.26     $   0.79     $    0.50

         Goodwill amortization                                   -             -            -         0.01
                                                          --------     ---------    ---------    ---------
         Adjusted net income                              $   0.40     $   0.26     $   0.79     $    0.51
                                                          ========     =========    =========    =========

         DILUTED EARNINGS PER SHARE
         Reported net income                              $   0.39     $   0.26     $   0.77     $    0.50
         Goodwill amortization                                   -            -            -          0.01
                                                          --------     ---------    ---------    ---------

         Adjusted net income                              $   0.39     $   0.26     $   0.77     $    0.51
                                                          ========     =========    =========    =========

NOTE 9 - ACQUISITION

         On July 22, 2002, the Company jointly announced with Big Foot Financial Corp (BFFC), that the parties have entered into a definitive agreement providing for the Company to acquire BFFC in a stock merger transaction. The Company will issue 1.104 shares of its common stock for each share of BFFC common stock outstanding on the effective date resulting in a deal value of approximately $33.4 million, based on closing prices of each of the Company's and BFFC's common stock on July 19, 2002. The price is a 25.5% premium to BFFC's closing price of $16.95 on that date. BFFC had 1,509,168 shares outstanding as of June 30, 2002. The exchange ratio is fixed and BFFC has the right to terminate the transaction if the Company's stock falls below an average of $17.12 over 20 trading days prior to closing, subject to certain provisions. The transaction, which is subject to approval by regulators and BFFC's shareholders, is expected to close in the first quarter of 2003.

                ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

               RESULTS OF OPERATIONS - THREE MONTHS AND SIX MONTHS
                          ENDED JUNE 30, 2002 AND 2001

         Consolidated net income for the second quarter of 2002 was $6.4 million or $0.40 and $0.39 per basic and diluted share, respectively, a 50.8% increase compared to $4.2 million or $0.26 per basic and diluted share for the second quarter of 2001. Diluted earnings per share for the three months ended June 30, 2002 was 50.0% higher than for the comparable period in 2001. Consolidated net income for the six months ended June 30, 2002 was $12.7 million or $0.79 and $0.77 per basic and diluted share, respectively, a 56.8% increase compared to $8.1 million or $0.50 per basic and diluted share for the similar period in 2001. Diluted earnings per share for the six months ended June 30, 2002 was 54.0% higher than for the comparable period in 2001. The return on average assets for the three months ended June 30, 2002 was 1.38% compared to 1.10% for the similar period in 2001. For the six months ended June 30, 2002, the return on average assets was 1.39% compared to 1.08% for the similar period in 2001. The return on average equity for the three months ended June 30, 2002 was 24.19% compared to 19.24% for the similar period in 2001. For the six months ended June 30, 2002, the return on average equity was 24.86% compared to 18.76% for the similar period in 2001.

         Net interest income increased 36.1% to $15.5 million in the second quarter of 2002 compared to $11.4 million in the second quarter of 2001. During the six months ended June 30, 2002, net interest income increased 33.5% to $30.3 million compared to $22.7 million for the comparable period in 2001. Excluding gains on securities and trading account profits, other income increased 19.8% to $2.6 million and other expenses increased 8.3% to $8.5 million in the second quarter of 2002. Other income, excluding gains on securities and trading account profits, increased 34.0% to $5.2 million for the six months ended June 30, 2002 compared to the similar period in 2001. Other expenses for the six months ended June 30, 2002 increased by $1.5 million or 9.7% compared to the similar period in 2001.

Net Interest Income
-------------------

         Net interest income was $15.5 million and $11.4 million during the three months ended June 30, 2002 and 2001, respectively, an increase of $4.1 million, or 36.1%. During the six months ended June 30, 2002, net interest income increased $7.6 million or 33.5% to $30.3 million compared to $22.7 million for the similar period in 2001. The Company's net interest margin (tax equivalent net interest income as a percentage of earning assets) was 3.64% for the three months ended June 30, 2002 compared to 3.28% for the comparable period in 2001. During the six months ended June 30, 2002, the net interest margin was 3.61% compared to 3.35% for the similar period in 2001. Net interest income increased because the decrease in average rates paid on deposits and borrowings was greater than the decrease in the yields on earning assets. This decrease in yields was a result of the 11 rate reductions by the Federal Reserve during 2001. The lower interest rate environment has brought about lower yields on earning assets and interest-bearing liabilities, especially certificates of deposit that have been repriced at current market rates.

         The average loan yield was 7.00% during the second quarter of 2002, a decrease of 19.4% from 8.68% during the comparable period in 2001. For the six months ended June 30, 2002, the average loan yield was 7.00%, a decrease of 21.9% from 8.96% during the comparable period in 2001. Average loan balances increased $173.4 million, or 19.2%, to $1.1 billion during the second quarter of 2002 from $902.0 million during the similar period in 2001. During the first six months of 2002, average loan balances increased $174.6 million, or 19.9%, to $1.1 billion from $876.8 million during the similar period of 2001. The Company's net interest income and net income is dependent in part on stable interest rates. Interest rates were stable during the first and second quarters of 2002.

         Yields on securities were 6.20% during the second quarter of 2002, a decrease of 7.2% from 6.68% during the comparable period in 2001. During the six months ended June 30, 2002, securities yields decreased 9.1% to 6.22% from 6.84% in the comparable period in 2001. A decrease in mortgage loan rates has sparked an increase in mortgage loan refinancing which has accelerated the prepayments speeds of the Company's mortgage-backed securities and increased amortization expense on these securities.

         Yields on earning assets decreased 15.2% to 6.68% during the second quarter of 2002 compared to 7.88% for the second quarter of 2002. During the first six months of 2002, yields on earning assets decreased to 6.66%, or 18.0%, from 8.12% for the similar period in 2001. Average earning assets, however, increased to $1.8 billion for both the three months and six months ended June 30, 2002 from $1.5 billion and $1.4 billion for the three months and six months ended June 30, 2001, respectively. The decrease in yields on earning assets was offset by a decrease in rates paid on deposits and borrowings. Average rates paid on deposits decreased 41.0% to 2.88% for the three months ended June 30, 2002 from 4.88% for the comparable period in 2001. For the first six months of 2002, average rates paid on deposits decreased 42.0% to 2.96% from 5.10% for the similar period of 2001. Average rates paid on borrowings were 4.44% for the second quarter of 2002 compared to 5.80% for the second quarter of 2001. During the six months ended June 30, 2002, average rates paid on borrowings were 4.34% compared to 5.84% for the similar period in 2001.

         In January 2002, the Company entered into a plain vanilla interest rate swap with a counterparty in order to convert its $20 million trust preferred securities and related junior subordinated debentures from a 10.00% fixed rate instrument into floating rate debt. The average yield on the $20 million trust preferred securities and related junior subordinated debentures was 7.48% for the first six months of 2002. See Note 6 to the unaudited consolidated financial statements. During July of 2002, the Company decided to terminate the fair value hedge. This termination will result in the value of the trust preferred liability increasing by $718,000, and this amount being accreted into income, as a reduction of interest expense, over the estimated life of the junior subordinated debentures.

         The quarter-to-date net interest margin calculation for June 30, 2002 and 2001 is shown below (interest income and average rate on non-taxable securities and loans are reflected on a tax equivalent basis, assuming a 35% federal tax rate for 2002 and 2001 and adjusted for the dividend received deduction where applicable):

                                               JUNE 30, 2002                              JUNE 30, 2001
                                               -------------                              -------------
                                    AVERAGE                  AVERAGE           AVERAGE                  AVERAGE
                                    BALANCE      INTEREST     RATE             BALANCE      INTEREST     RATE
                                    -------      --------     ----             -------      --------     ----
INTEREST-EARNING ASSETS
-----------------------
Federal funds sold               $     9,434     $      43       1.78%     $    11,964    $     129        4.31%
Securities taxable                   632,606         9,741       6.16          516,788        8,611        6.67
Securities tax-exempt                 55,033           929       6.76           34,145          601        7.04
Commercial loans(1)                  225,129         3,545       6.30          220,586        4,539        8.23
Commercial real estate loans (1)     677,665        12,159       7.18          506,031       11,356        8.98
Agriculture loans(1)                  51,386           879       6.84           48,584          994        8.18
Consumer real estate loans(1)        108,107         1,964       7.27          112,017        2,358        8.42
Consumer installment loans(1)         13,072           254       7.77           14,763          342        9.27
                                 -----------     ---------       ----      -----------    ---------        ----
                                 $ 1,772,432     $  29,514       6.68%     $ 1,464,878    $  28,930        7.88%
                                 ===========     =========       ====      ===========    =========        ====

INTEREST-BEARING LIABILITIES
----------------------------
Interest-bearing demand
   deposits                      $   136,149     $     523       1.54%     $    128,579   $     913        2.84%
Money-market demand deposits
   and savings deposits              258,588         1,100       1.70           264,799       2,249        3.40


Time deposits less than $100,000          583,889         5,299       3.63          472,807        7,101        6.01
Time deposits greater than $100,000       130,585         1,013       3.10           89,632        1,296        5.78
Public funds                               70,757           602       3.40           67,227          936        5.58
Federal funds purchased
   and repurchase agreements              173,393         1,154       2.66           33,840          428        5.06
FHLB advances                             237,500         3,290       5.54          244,500        3,377        5.52
Notes payable and other borrowings         28,800           425       5.90           26,945          613        9.10
                                      -----------     ---------       ----      -----------    ---------        ----
                                      $ 1,619,661     $  13,406       3.32%     $ 1,328,329    $  16,913        5.08%
                                      ===========     =========       ====      ===========    =========        ====
Net Interest Income                                   $  16,108       3.36%                    $  12,017        2.80%
                                                      =========       ====                     =========        ====
Net Interest Margin                                                   3.64%                                     3.28%
                                                                      ====                                      ====

      (1) Nonaccrual loans are included in the average balances, however these loans are not earning any interest.

         The year-to-date net interest margin calculation for June 30, 2002 and 2001 is shown below (interest income and average rate on non-taxable securities and loans are reflected on a tax equivalent basis, assuming a 35% federal tax rate for 2002 and 2001 and adjusted for the dividend received deduction where applicable):

                                               JUNE 30, 2002                              JUNE 30, 2001
                                               -------------                              -------------
                                    AVERAGE                  AVERAGE           AVERAGE                  AVERAGE
                                    BALANCE      INTEREST     RATE             BALANCE      INTEREST     RATE
                                    -------      --------     ----             -------      --------     ----
INTEREST-EARNING ASSETS

Federal funds sold               $     8,657     $      73       1.66%     $     8,670    $     200        4.61%
Securities taxable                   645,726        19,944       6.18          512,110       17,482        6.83
Securities tax-exempt                 45,065         1,524       6.77           34,726        1,221        7.03
Commercial loans(1)                  225,720         7,094       6.29          214,009        9,325        8.71
Commercial real estate loans(1)      653,679        23,457       7.18          488,384       22,489        9.21
Agriculture loans(1)                  50,533         1,753       6.94           48,464        2,027        8.36
Consumer real estate loans(1)        108,472         3,907       7.20          111,357        4,776        8.58
Consumer installment loans(1)         12,979           541       8.34           14,542          677        9.31
                                 -----------     ---------       ----      -----------    ---------        ----
                                 $ 1,750,831     $  58,293       6.66%     $ 1,432,262    $  58,197        8.12%
                                 ===========     =========       ====      ===========    =========        ====

INTEREST-BEARING LIABILITIES

Interest-bearing demand deposits $   135,734     $   1,039       1.53%     $   126,432    $   1,930        3.05%
Money-market demand deposits
   and savings deposits              259,855         2,196       1.69          265,540        4,987        3.76
Time deposits less than $100,000     556,216        10,453       3.76          463,783       14,245        6.14
Time deposits greater than $100,000  130,410         2,111       3.24           82,843        2,486        6.00
Public funds                          75,401         1,314       3.49           60,821        1,814        5.97
Federal funds purchased
   and repurchase agreements         171,906         2,097       2.44           31,189          857        5.50
FHLB advances                        239,445         6,593       5.51          242,898        6,699        5.52
Notes payable and other borrowings    27,822           852       6.12           26,036        1,219        9.36
                                 -----------     ---------       ----      -----------    ---------        ----
                                 $ 1,596,789     $  26,655       3.34%     $ 1,299,542    $  34,237        5.26%
                                 ===========     =========       ====      ===========    =========        ====
Net Interest Income                              $  31,638       3.32%                    $  23,960        2.86%
                                                 =========       ====                     =========        ====
Net Interest Margin                                              3.61%                                     3.35%
                                                                 ====                                      ====

(1) Nonaccrual loans are included in the average balances, however these loans are not earning any interest.

Other Income
------------

         Other income, excluding securities gains and trading account profits, was $2.6 million for the three months ended June 30, 2002, an increase of $423,000, or 19.8% over the comparable period in

2001. For the six months ended June 30, 2002, other income, excluding securities gains and trading account profits, was $5.2 million, an increase of $1.3 million, or 34.0%, compared to $4.0 million for the comparable period in 2001. The other income to average assets ratio was 0.55% for the three months ended June 30, 2002 compared to 0.56% for the same period in 2001. For the six months ended June 30, 2002, the other income to average assets ratio was 0.57% compared to 0.52% for the same period in 2001. The increase in other income is due to increases in service charges on deposits, option income, and insurance and brokerage commissions.

         Service charges and fees increased 17.0%, or $204,000, to $1.4 million in the second quarter of 2002 from $1.2 million in the second quarter of 2001. Year-to-date, service charges and fees increased 25.7%, or $553,000, to $2.7 million in 2002 compared to $2.2 million for the comparable period in 2001. This increase in service charges and fees, which include service charges on deposit accounts, is mainly due to deposit growth. Management expects service charges and fees to increase with future deposit growth.

         Insurance and brokerage commissions increased $249,000 from $145,000 in the second quarter of 2001 to $394,000 for the second quarter of 2002. For the six months ended June 30, 2002, insurance and brokerage commissions increased $260,000 to $540,000 compared to $280,000 for the first six months of 2001. During the second quarter of 2002, the Company recognized the full benefit of brokerage commissions related to the March 2002 acquisition of Service 1st Financial Corp. by the Company's subsidiary, Midwest Financial and Investment Services, Inc. This subsidiary provides securities brokerage services to both bank and non-bank customers. Brokerage activities are expected to be expanded to many of the Company's banking center locations in the near future. The Company anticipates that brokerage commissions will increase in the future through this subsidiary.

         Mortgage banking fees decreased 52.4% to $89,000 during the second quarter of 2002 compared to $187,000 for the similar period in 2001. Year-to-date, mortgage banking fees decreased $43,000 to $231,000 in 2002 compared to $274,000 for the similar period in 2001. The Company places most mortgages originated into the secondary market.

         Trust income decreased by 3.9% or $6,000 to $147,000 for the second quarter of 2002 compared to $153,000 for the similar period in 2001. For the six months ended June 30, 2002, trust income decreased by $71,000 compared to the six months ended June 30, 2001. The Company sold a portion of its trust business in 1999 and the three-year payout period will expire through 2002. Trust income is derived from the market value of trust assets under management. The market value of trust assets is subject to fluctuations in the stock and bond markets. The value of these trust assets has been negatively impacted during 2002 due to the overall weakness and deterioration in the U.S. equity and fixed income markets. Trust assets under management approximated $183.0 million as of June 30, 2002.

         The Company purchased bank-owned life insurance ("BOLI") policies in June 2000. The increase in cash surrender value of life insurance was $234,000 and $468,000 during the second quarter and first six months of 2002, respectively. The increase in cash surrender value of life insurance is not included in interest income. Management currently intends to use the increase in cash surrender value of life insurance to offset increased employee benefits expense.

         The Company manages its securities available-for-sale portfolio and trading account portfolio on a total return basis. In this respect, management regularly reviews the performance of its securities and sells specific securities to provide opportunities to enhance net interest income and net interest margin, and when possible it will recognize gains on the sale of securities. The Company has a long history of managing its securities in this manner. Trading account profits result from trading strategies that are utilized to supplement narrowing bond yields during periods of interest rate volatility. Net trading account profits were $3,000 and $336,000 during the second quarter of 2002 and 2001, respectively. Year-to-date, net trading account profits were $348,000 and $496,000 in 2002 and 2001, respectively.

Sales of securities available-for-sale resulted in net gains of $757,000 in the second quarter of 2002 compared to $1.3 million for the comparable period in 2001. For the six months ended June 30, 2002, gains on sales of securities available-for-sale were $1.3 million compared to $1.5 million for the similar period in 2001. Securities available-for-sale are held in a manner which allows for their sale in response to changes in interest rates, liquidity needs, or significant prepayment risk. Market fluctuations may create opportunities to either purchase or sell securities. The Company looks for opportunities to enhance its revenues by purchasing and/or selling as deemed appropriate by management.

         Periodically, the Company has bought or sold various covered put and call options, with terms less than 90 days, on mortgage-backed securities. These covered options have either expired or have been exercised, and the associated income or expense has been recognized in the corresponding period. Option income increased $64,000 to $122,000 during the second quarter of 2002 compared to the second quarter of 2001. For the six months ended June 30, 2002, option income increased $596,000 to $654,000 compared to the similar period in 2001. The Company had no covered put or call options outstanding at June 30, 2002. See
Note 6 to the unaudited consolidated financial statements.

Other Expenses
--------------

         Total other expenses increased 8.3%, or $650,000, to $8.5 million during the second quarter of 2002 compared to $7.8 million for the comparable period in 2001. For the six months ended June 30, 2002, total other expenses increased 9.7%, or $1.5 million, to $16.7 million from $15.2 million in the first six months of 2001. The other expenses to average assets ratio was 1.82% for the three months ended June 30, 2002 compared to 2.03% for the same period in 2001. For the six months ended June 30, 2002, the other expenses to average assets ratio was 1.83% compared to 2.02% for the similar period in 2001. The net overhead expenses to average assets ratio was 1.27% for the three months ended June 30, 2002 compared to 1.47% for the same period in 2001. For the six months ended June 30, 2002, the net overhead expenses to average assets ratio was 1.25% compared to 1.50% for the similar period in 2001. The efficiency ratio was 44.84% for the three months ended June 30, 2002 compared to 54.23% for the same period in 2001. The efficiency ratio was 44.74% for the six months ended June 30, 2002 compared to 53.49% for the similar period in 2002.

         Salary and benefit expenses increased 15.0% or $683,000 to $5.2 million for the second quarter of 2002 compared to $4.6 million for the similar period in 2001. For the six months ended June 30, 2002, salary and benefit expenses increased $1.2 million or 13.7% to $10.2 million from $9.0 million for the comparable period in 2001. The full-time equivalent number of employees was 383 as of June 30, 2002 compared to 355 as of June 30, 2001. Increased full-time staff positions, including investment brokerage staff, enhanced benefit programs, and increased health insurance costs have resulted in the increase in salaries and employee benefits.

         Occupancy expenses decreased $57,000 or 4.4% to $1.2 million during the second quarter of 2002 compared to $1.3 million for the comparable period in 2001. For the six months ended June 30, 2002, occupancy expenses decreased $134,000 or 5.3% to $2.4 million from $2.5 million in the six months of 2001. This decrease was due to the decrease in furniture and equipment depreciation during the first six months of 2002 compared to the similar period in 2001.

         Expenses, other than salary and employee benefits and occupancy, increased $24,000 or 1.2% to $2.0 million in the second quarter of 2002 compared to the similar period in 2001. Other expenses increased $380,000 or 10.4% to $4.0 million for the six months ended June 30, 2002 from $3.7 million for the comparable period in 2001. The increase in expenses was due primarily to outsourcing arrangements, marketing expenses, and other loan related expenses.

Income Taxes
------------

         The Company recorded income tax expense of $3.2 million, or 33.1% of income, and $2.4 million, or 36.1% of income, for the quarters ended June 30, 2002 and 2001, respectively. Year-to-date, the provision for income taxes increased $2.2 million or 52.8%. The increase in income taxes was due to the increase in pre-tax income to date in 2002.

Internal Reorganization
-----------------------

  Effective August 19, 2002, Midwest Bank of Hinsdale and Midwest Bank of McHenry County will merge into Midwest Bank and Trust Company. Immediately following the merger, the Company will contribute to Midwest Bank and Trust Company 100% of the capital stock of First Midwest Data Corp., and thereafter, First Midwest Data Corp. will be liquidated. This internal reorganization is the final phase of a multi-phase effort to consolidate backroom functions, reduce duplicative processes, streamline customer service, and enhance marketing efforts and product delivery. Management believes that this merger will assist the Company in meeting its revenue growth expectations and controlling its overhead costs.


FINANCIAL CONDITION

Loans
-----

         Total loans increased $83.1 million or 8.3% to $1.1 billion as of June 30, 2002 from $1.0 billion as of December 31, 2001. This increase is partly due to an overall increase in draws on commercial and commercial real estate lines of credit. Commercial loans increased $7.4 million or 3.3% to $228.1 million as of June 30, 2002 compared to $220.7 million as of December 31, 2001. Commercial real estate loans increased 12.1% or $73.9 million to $685.5 million as of June 30, 2002 from $611.6 million as of December 31, 2001. Agricultural loans increased 5.9% or $2.9 million to $51.6 million as of June 30, 2002 from $48.8 million as of December 31, 2001.

         Consumer real estate loans decreased $1.3 million or 1.2% to $107.9 million as of June 30, 2002 from $109.3 million as of December 31, 2001. Consumer loans increased 2.6% to $13.4 million as of June 30, 2002 compared to $13.0 million as of December 31, 2001.

         Most mortgage loans are sold in the secondary market. At any point in time, loans will be at various stages of the mortgage banking process. Included as part of consumer real estate loans are loans held for sale, which were $3.4 million as of December 31, 2001 and $748,000 at June 30, 2002. The carrying value of these loans approximated their market value at that time.

Allowance for Loan Losses
-------------------------

        An allowance for loan losses has been established by management to provide for those loans that may not be repaid in their entirety for a variety of reasons. The allowance is maintained at a level considered by management to be adequate to provide for probable incurred losses. The allowance is increased by provisions charged to earnings and is reduced by chargeoffs, net of recoveries. The provision for loan losses is based upon past loan loss experience and management's evaluation of the loan portfolio under current economic conditions. Loans are charged to the allowance for loan losses when, and to the extent, they are deemed by management to be uncollectible. The allowance for loan losses is composed of allocations for specific loans and a historical portion for all other loans.

        Following is a summary of changes in the allowance for loan losses for the six months ended June 30:

                                                                                    2002          2001
                                                                                    ----          ----
                                                                                  (DOLLARS IN THOUSANDS)
         Balance, January 1                                                     $   10,135     $     8,593
         Provision charged to operations                                             1,477           1,204
         Loans charged-off                                                            (568)           (279)
         Recoveries                                                                    166              92
                                                                                ----------     -----------
              Balance, June 30                                                  $   11,210     $     9,610
                                                                                ==========     ===========

         The Company recognizes that credit losses will be experienced and the risk of loss will vary with, among other things, general economic conditions; the type of loan being made; the creditworthiness of the borrower over the term of the loan and in the case of a collateralized loan, the quality of the collateral for such loan. The allowance for loan losses represents the Company's estimate of the allowance necessary to provide for probable incurred losses in the portfolio. In making this determination, the Company analyzes the ultimate collectibility of the loans in its portfolio by incorporating feedback provided by internal loan staff, an independent loan review function, and information provided by examinations performed by regulatory agencies. The Company makes quarterly evaluations as to the adequacy of the allowance for loan losses.

         On a quarterly basis, management of each of the Banks meets to review the adequacy of the allowance for loan losses. Each bank loan officer grades these individual credits, and the Company's independent loan review function validates the officers' grades. In the event that loan review downgrades a loan, it is included in the allowance analysis at the lower grade. The grading system is in compliance with applicable regulatory classifications, and the allowance is allocated to the loans based on the regulatory grading, except in instances where there are known differences (e.g. collateral value is nominal).

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

         The allowance for loan losses is based on estimates, and ultimate losses will vary from current estimates. These estimates are reviewed quarterly, and as adjustments, either positive or negative, become necessary, a corresponding increase or decrease is made in the provision for loan losses. The methodology used to determine the adequacy of the allowance for possible loan losses for the second quarter of 2002 is consistent with prior periods.

         The Company's provision for loan losses was $815,000 for the second quarter of 2002 compared to $695,000 for the similar period in 2001. For the six months ended June 30, 2002, the provision for losses was $1.5 million compared to $1.2 million for the comparable period in 2001. This increase is due to probable incurred losses on problem loans.

         The allowance for loan losses as a percentage of total loans was 1.03% as of June 30, 2002 and 1.01% as of December 31, 2001. In management's judgment, an adequate allowance for loan losses has been established.

Nonaccrual and Nonperforming Loans
----------------------------------

         Nonaccrual loans increased to $2.9 million as of June 30, 2002 from $1.8 million as of December 31, 2001. Most of the nonaccrual loans are related to several commercial loans which are being addressed by specific workout plans at this time.

         Nonperforming loans include nonaccrual loans and accruing loans which are 90 days or more delinquent. Typically, these loans have adequate collateral protection and/or personal guaranties to provide a source of repayment to the Bank. Nonperforming loans were $5.7 million as of June 30, 2002 compared to $2.4 million at December 31, 2001 and $3.2 million at June 30, 2001. Nonperforming loans were 0.53%, 0.24%, and 0.35% of total loans as of June 30, 2002, December 31, 2001 and June 30, 2001, respectively. Nonperforming loans were 0.30%, 0.13% and 0.20% of total assets as of June 30, 2002, December 31, 2001 and June 30, 2001, respectively. The allowance for loan losses to nonperforming loans was 1.96x, 4.28x, and 2.97x at June 30, 2002, December 31, 2001, and June 30, 2001,
respectively.

         Other real estate owned was $246,000 on June 30, 2002, and $355,000 and $154,000 at December 31, 2001 and June 30, 2001, respectively. Nonperforming assets were 0.32%, 0.15% and 0.21% of total assets at June 30, 2002, December 31, 2001 and June 30, 2001.

Securities
----------

         The Company manages its securities portfolio to provide a source of both liquidity and earnings. Each Bank has its own asset/liability committee, which develops current investment policies based upon its operating needs and market circumstances. Each Bank's investment policy is formally reviewed and approved annually by its board of directors. The asset/liability committee of each Bank is responsible for reporting and monitoring compliance with the investment policy. Reports are provided to each Bank's board of directors and the Board of Directors of the Company on a regular basis. The investment policy of each Bank is reviewed by senior financial management of the Company in terms of its objectives, investment guidelines and consistency with overall Company performance and risk management goals.

         Securities available-for-sale are carried at fair value, with related unrealized net gains or losses, net of deferred income taxes, recorded as an adjustment to equity capital. As of June 30, 2002, net unrealized losses on securities available-for-sale decreased $4.9 million from an unrealized loss of $1.1 million at December 31, 2001 to an unrealized gain of $3.9 million. This change resulted in a $4.9 million increase in book equity.

         Securities available-for-sale decreased to $624.6 million as of June 30, 2002 from $683.5 million as of December 31, 2001. U.S. government agency mortgage-backed securities decreased 12.5% or $74.3 million from $596.1 million as of December 31, 2001 to $521.8 million as of June 30, 2002. Equity securities decreased $31.3 from $72.2 million at December 31, 2001 to $41.0 million as of June 30, 2002. Equity securities at June 30, 2002 included capital securities of United States agencies, bond-rated or credit equivalent community banks, and the Federal Home Loan Bank and Federal Reserve Bank stock. Obligations of state and political subdivisions increased $44.2 million to $57.2 million at June 30, 2002 from $13.0 million at December 31, 2001.

         All fixed and adjustable rate mortgage pools contain a certain amount of risk related to the uncertainty of prepayments of the underlying mortgages. Interest rate changes have a direct impact upon prepayment rates. The Company uses computer simulation models to test the average life, duration and yield volatility of adjustable rate mortgage pools under various interest rate assumptions to monitor volatility. Stress tests are performed quarterly.

         Securities held-to-maturity decreased $940,000 or 4.4% from December 31, 2001 to June 30, 2002 as a result of bond maturities and net amortization expense.

         There were no trading account securities held at June 30, 2002 or December 31, 2001. The Company holds trading account securities on a short-term basis based on market and liquidity conditions.

Other Assets
------------

         The Company's investment in Bank-Owned Life Insurance ("BOLI") increased by $468,000 as the cash surrender value of the insurance increased from December 31, 2001 to June 30, 2002. Management currently intends to use the BOLI to fund future employee benefit expense.

Pending Acquisition
-------------------

         On July 22, 2002, the Company jointly announced with Big Foot Financial Corp (NASDAQ: BFFC), the execution of a definitive agreement providing for the acquisition of BFFC by the Company in a stock merger transaction.

         The Company will issue 1.104 shares of its common stock for each share of BFFC common stock outstanding on the effective date of the merger, resulting in a deal value of approximately $33.4 million, based on closing prices of the Company's and BFFC's common stock on July 19, 2002. The price is a 25.5% premium to BFFC's closing price of $16.95 on that date. BFFC had 1,509,168 shares outstanding as of June 30, 2002. The exchange ratio is fixed, and BFFC has the right to terminate the transaction if the Company's stock falls below an average of $17.12 over 20 trading days prior to closing, subject to certain provisions.

         It is currently anticipated that Fairfield Savings Bank. F.S.B., BFFC's subsidiary, will merge into Midwest Bank and Trust Company, and current plans call for the retention of all branches. The transaction is expected to be accretive to the Company's earnings per share and capital ratios. The transaction, which is subject to approval by regulators and BFFC's shareholders, is expected to close in the first quarter of 2003.

         None of the senior management of BFFC are expected to continue in their positions after completion of the transaction. Identified cost savings as a result of the merger are anticipated to be approximately $2.0 million annually, which represents 42.7% of BFFC's other expenses. Total merger related expenses of $6.1 million, or $4.3 million after-tax, are anticipated.

Deposits and Borrowed Funds
---------------------------

         Total deposits of $1.3 billion as of June 30, 2002 represented an increase of $124.4 million or 10.3% from $1.2 billion as of December 31, 2001. Non-interest-bearing deposits were $129.7 million as of June 30, 2002, approximately $5.0 million lower than the $134.7 million level as of December 31, 2001. Over the same period, interest-bearing deposits increased 12.0% or $129.4 million. Certificates of deposit under $100,000 increased $120.7 million from December 31, 2001 to June 30, 2002. Certificates of deposit over $100,000 and public funds increased by $12.4 million from December 31, 2001 to June 30, 2002.

         The Company's membership in the Federal Home Loan Bank System gives it the ability to borrow funds from the Federal Home Loan Bank of Chicago for short- or long-term purposes under a variety of programs. The loans are used to fund growth and permit the Banks to extend term maturities, reduce funding costs and manage interest rate risk exposures more effectively.

         Federal Home Loan Bank advances were $237.5 million at June 30, 2002 and $244.5 million at December 31, 2001. The weighted average rate for Federal Home Loan Bank advances was 5.51% during the six months ended June 30, 2002, with a range of maturities between one and ten years.


         Borrowed funds are listed below:

                                                                                JUNE 30,      DECEMBER 31,
                                                                                  2002            2001
                                                                                  ----            ----
                                                                                  (DOLLARS IN THOUSANDS)
         Federal Home Loan Bank (FHLB) advances
           to bank subsidiaries                                              $    237,500     $    244,500
         Revolving line of credit to Midwest Banc
           Holdings, Inc. ($25,000,000 available)                                   8,800            6,500
                                                                             ------------     ------------
              Total notes payable                                            $    246,300     $    251,000
                                                                             ============     ============

         The Company has a credit agreement with a correspondent bank (the "Credit Agreement"), which provides the Company with a revolving line of credit with a maximum availability of $25.0 million. This revolving line of credit matures on January 30, 2004.

         Amounts outstanding under the Company's revolving line of credit represent borrowings incurred to provide capital contributions to the Banks to support their growth. The Company makes interest payments, at its option, at the 30-, 60-, 90-, or 180-day London Inter-Bank Offered Rate ("LIBOR") plus 95 basis points, or the prime rate less 25 basis points.

         The Company also utilizes securities sold under repurchase agreements as a source of funds. Most local municipalities and some other organizations must have funds insured or collateralized pursuant to their own policies. Repurchase agreements provide a source of funds and do not increase the Company's reserve requirement. Although the balance of repurchase agreements is subject to variation, particularly seasonal variation, the account relationships represented by these balances are principally local and have been maintained for relatively long periods of time. The Company had $143.0 million in securities sold under repurchase agreements at June 30, 2002 compared to $146.8 million at December 31, 2001. The Company had no federal funds purchased at June 30, 2002 compared to $24.4 million at December 31, 2001.

         In addition, in June 2000, the Company issued 10% junior subordinated debentures aggregating $20,000,000 to MBHI Capital Trust I, a wholly-owned subsidiary of the Company. The junior subordinated debentures pay interest on a quarterly basis and will mature on June 7, 2030. The junior subordinated debentures can be redeemed in whole or in part, beginning June 7, 2005. In January 2002, the Company entered into a plain vanilla interest rate swap converting the junior subordinated debentures from a fixed rate instrument to floating rate debt. See Note 6 to unaudited consolidated financial statements. During July of 2002, the Company decided to terminate the fair value hedge.

Capital Resources
-----------------

         Stockholders' equity increased $15.3 million or 15.9% to $111.5 million at June 30, 2002 from $96.2 million at December 31, 2001. The increase was due to 2002 cumulative earnings exceeding dividends declared as well as a $4.9 million increase in the fair value of securities available-for-sale, net of tax.

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

         The Company and each of the Banks were considered well capitalized as of June 30, 2002. Management is not aware of any conditions or events since the most recent regulatory notification that would change the Company's or the Banks' categories.

         Capital levels and minimum required levels (dollars in thousands):

                                                                   AS OF JUNE 30, 2002
                                     ----------------------------------------------------------------------------
                                                                                               MINIMUM REQUIRED
                                                                    MINIMUM REQUIRED              TO BE WELL
                                              ACTUAL              FOR CAPITAL ADEQUACY            CAPITALIZED
                                              ------              --------------------            -----------
                                       AMOUNT        RATIO        AMOUNT        RATIO       AMOUNT        RATIO
                                       ------        -----        ------        -----       ------        -----
                                                                 (DOLLARS IN THOUSANDS)
Total capital to risk-weighted
  assets
    Company                         $   134,190      10.9%    $    98,049        8.0%   $   122,561       10.0%
    Midwest Bank and
      Trust Company                      59,180      11.0          42,971        8.0         53,714       10.0
    Midwest Bank of Hinsdale             33,013      10.8          24,390        8.0         30,488       10.0
    Midwest Bank of McHenry
      County                             28,791      12.2          18,843        8.0         23,554       10.0
    Midwest Bank of Western
      Illinois                           17,978      12.4          11,604        8.0         14,505       10.0

Tier I capital to risk-weighted
  assets
    Company                             122,980      10.0          49,024        4.0         73,537        6.0
    Midwest Bank and
      Trust Company                      54,596      10.2          21,486        4.0         32,229        6.0
    Midwest Bank of Hinsdale             30,206       9.9          12,195        4.0         18,293        6.0
    Midwest Bank of McHenry
      County                             26,477      11.2           9,422        4.0         14,133        6.0
    Midwest Bank of Western
      Illinois                           16,473      11.4           5,802        4.0          8,703        6.0

                                                                   AS OF JUNE 30, 2002
                                     ----------------------------------------------------------------------------
                                                                                               MINIMUM REQUIRED
                                                                    MINIMUM REQUIRED              TO BE WELL
                                              ACTUAL              FOR CAPITAL ADEQUACY            CAPITALIZED
                                              ------              --------------------            -----------
                                       AMOUNT        RATIO        AMOUNT        RATIO       AMOUNT        RATIO
                                       ------        -----        ------        -----       ------        -----
                                                                 (DOLLARS IN THOUSANDS)
Tier I capital to average assets
    Company                         $   122,980       6.6%    $    74,536        4.0%   $    93,170        5.0%
    Midwest Bank and
      Trust Company                      54,596       6.8          32,331        4.0         40,414        5.0
    Midwest Bank of Hinsdale             30,206       7.2          16,852        4.0         21,065        5.0
    Midwest Bank of McHenry
      County                             26,477       7.1          14,859        4.0         18,574        5.0
    Midwest Bank of Western
      Illinois                           16,473       6.4          10,266        4.0         12,833        5.0

                                                                 AS OF DECEMBER 31, 2001
                                     ----------------------------------------------------------------------------
                                                                                               MINIMUM REQUIRED
                                                                    MINIMUM REQUIRED              TO BE WELL
                                              ACTUAL              FOR CAPITAL ADEQUACY            CAPITALIZED
                                              ------              --------------------            -----------
                                       AMOUNT        RATIO        AMOUNT        RATIO       AMOUNT        RATIO
                                       ------        -----        ------        -----       ------        -----
                                                                 (DOLLARS IN THOUSANDS)
Total capital to risk-weighted
  assets
    Company                         $   123,984      10.8%    $    91,628        8.0%   $   114,535       10.0%
    Midwest Bank and
      Trust Company                      55,041      11.2          39,307        8.0         49,134       10.0
    Midwest Bank of Hinsdale             28,610      10.1          22,724        8.0         28,404       10.0
    Midwest Bank of McHenry
      County                             26,345      11.6          18,244        8.0         22,803       10.0
    Midwest Bank of Western
      Illinois                           16,307      11.6          11,256        8.0         14,069       10.0

Tier I capital to risk-weighted
  assets
    Company                             113,747       9.9          45,814        4.0         68,721        6.0
    Midwest Bank and
      Trust Company                      50,648      10.3          19,654        4.0         29,480        6.0
    Midwest Bank of Hinsdale             26,095       9.2          11,362        4.0         17,043        6.0
    Midwest Bank of McHenry
      County                             24,265      10.6           9,122        4.0         13,683        6.0
    Midwest Bank of Western
      Illinois                           15,004      10.7           5,628        4.0          8,442        6.0

Tier I capital to average assets
    Company                             113,747       6.6          68,652        4.0         85,815        5.0
    Midwest Bank and
      Trust Company                      50,648       7.0          29,110        4.0         36,388        5.0
    Midwest Bank of Hinsdale             26,095       6.7          15,484        4.0         19,354        5.0
    Midwest Bank of McHenry
      County                             24,265       6.8          14,254        4.0         17,818        5.0
    Midwest Bank of Western
      Illinois                           15,004       6.3           9,589        4.0         11,986        5.0

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

         Net cash inflows provided by operations were $19.3 million for the six months ended June 30, 2002 compared to $16.2 million a year earlier. Net cash outflows from investing activities were $66.3 million in the first six months of 2002 compared to a net cash outflow of $137.6 million a year earlier. Cash inflows from financing activities for the six months ended June 30, 2002 were $88.9 million compared to a net inflow of $122.2 million in 2001.

         In the event of short-term liquidity needs, the Banks may purchase federal funds from correspondent banks. In addition, the Company has established repurchase agreements and brokered certificates of deposit arrangements with various financial sources. The Company's membership in the Federal Home Loan Bank System gives it the ability to borrow funds from the Federal Home Loan Bank of Chicago for short- or long-term purposes under a variety of programs. The Company also has a $25.0 million revolving line of credit of which $16.2 million is available.

         The Banks also have various funding arrangements with commercial and investment banks providing up to $2.0 billion of available funding sources in the form of Federal funds lines, repurchase agreements, and brokered certificate of deposit programs. Unused capacity under these lines was $1.5 billion at June 30, 2002. The Banks maintain these funding arrangements to achieve favorable costs of funds, manage interest rate risk, and enhance liquidity in the event of deposit withdrawals.

         Interest received net of interest paid was a principal source of operating cash inflows for the three and six months ended June 30, 2002 and June 30, 2001, respectively. Management of investing and financing activities and market conditions determine the level and the stability of net interest cash flows. Management's policy is to mitigate the impact of changes in market interest rates to the extent possible so that balance sheet growth is the principal determinant of growth in net interest cash flows.

       ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Sensitivity Analysis
----------------------------------

         The Company's overall interest rate sensitivity is demonstrated by net interest income analysis. Net interest income analysis measures the change in net interest income in the event of hypothetical changes in interest rates. This analysis assesses the risk of change in net interest income in the event of sudden and sustained 1.0% to 2.0% increases and decreases in market interest rates. The table below presents the Company's projected changes in net interest income for the various rate shock levels at June 30, 2002.

                                          NET INTEREST INCOME
                         -------------------------------------------------------
                            AMOUNT             $ CHANGE              % CHANGE
                            ------             --------              --------
                                         (DOLLARS IN THOUSANDS)
       +200 bp           $    70,834         $      447                0.64%
       +100 bp                69,562               (825)              (1.17)
        Base                  70,386                  -                   -
       -100 bp                71,906              1,520                2.16
       -200 bp                71,879              1,492                2.12

         As shown above, at June 30, 2002, the effect of an immediate 200 basis point decrease in interest rates would increase the Company's net interest income by 2.12% or $1.5 million. The effect of an immediate 200 basis point increase in rates would increase the Company's net interest income by 0.64% or $447,000.

         The projected changes in the Company's net interest income for the various rate shock levels at December 31, 2001 were as follows:

                                          NET INTEREST INCOME
                         -------------------------------------------------------
                            AMOUNT             $ CHANGE              % CHANGE
                            ------             --------              --------
                                         (DOLLARS IN THOUSANDS)
       +200 bp           $    64,675         $   (2,951)              (4.36)%
       +100 bp                64,550             (3,076)              (4.55)
          Base                67,626                  -                   -
       -100 bp                69,487              1,861                2.75
       -200 bp                69,191              1,565                2.31

         Computations of the prospective effects of hypothetical interest rate changes are based on numerous assumptions, including relative levels of market interest rates, loan prepayments and deposit decay rates, and should not be relied upon as indicative of actual results. Actual values may differ from those projections set forth above should market conditions vary from assumptions used in preparing the analyses. Further, the computations do not contemplate any actions the Company may undertake in response to changes in interest rates.

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

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

         On March 15, 2002, the Company completed its asset acquisition of Service 1st Financial Corp. In connection with the acquisition and as partial payment of the purchase price, the Company issued 12,846 shares (then valued at $192,262) of common stock to the selling shareholder of Service 1st Financial Corp. All of these shares were issued in reliance on the exemption from registration pursuant to Section 4(2) of the Securities Act of 1933.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The annual meeting of stockholders of the Company was held on May 8, 2002. Three proposals were submitted to a vote of the stockholders as described in the Company's proxy statement dated April 1, 2002. The following is a brief description of the matters voted upon, as well as the outcome of the vote:


         1. To elect two members to serve on the Company's Board of Directors for a term of three years: The nominees were Messrs. Brad A. Luecke and Robert D. Small.

              To elect Brad A. Luecke for a three year term:
                    Votes For:                       9,260,625
                    Abstain:                           360,069

              To elect Robert D. Small for a three year term:
                    Votes For:                       9,536,022
                    Abstain:                            84,672


         2. To amend the Company's 1996 Stock Option Plan to increase the number of shares of the Company's common stock available for awards under the Plan from 950,000 to 1,150,000.

                    Votes For:                       9,237,469
                    Votes Against:                     223,504
                    Abstain:                           159,721

         3. To ratify the appointment of Crowe, Chizek and Company LLP as independent auditors for the fiscal year ending December 31, 2002.

                    Votes For:                       9,589,447
                    Votes Against:                      22,000
                    Abstain:                             9,247

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

         3.2      Certificate of Amendment of Restated Certificate of
                  Incorporation.

         3.3 Restated By-laws, as amended (incorporated by reference to Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998, File No. 0-29652).

         3.4 Amendment of Restated By-laws (incorporated by reference to Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2000, File No. 0-29652).

         4.1 Specimen Common Stock Certificate (incorporated by reference to Registrant's Registration Statement on Form S-1, Registration No. 333-042827).

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

         10.1 Amended and Restated 1996 Stock Option Plan (filed as Appendix A to the Company's Proxy Statement for its 2002 Annual Meeting of Stockholders and incorporated herein by reference).

         99.1 Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 from the Company's Chief Executive Officer.

         99.2 Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 from the Company's Chief Financial Officer.

                  (b)      Reports on Form 8-K

                           Current Report on Form 8-K dated April 17, 2002, filed with the SEC on April 17, 2002.

                           Current Report on Form 8-K dated June 4, 2002, filed with the SEC on June 4, 2002.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:    August 14, 2002

                                         MIDWEST BANC HOLDINGS, INC.
                                         (Registrant)

                                         By: /s/ Brad A. Luecke
                                         ---------------------------------------
                                                Brad A. Luecke,
                                                President and
                                                Chief Executive Officer

                                         By: /s/ Daniel R. Kadolph
                                         ---------------------------------------
                                                Daniel R. Kadolph,
                                                Senior Vice President
                                                and Chief Financial Officer

                                    EXHIBITS



         3.1 Restated Certificate of Incorporation, as amended (incorporated by reference to Registrant's Registration Statement on Form S-1, Registration No. 333-42827).

         3.2      Certificate of Amendment of Restated Certificate of
                  Incorporation.

         3.3 Restated By-laws, as amended (incorporated by reference to Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998, File No. 0-29652).

         3.4 Amendment of Restated By-laws (incorporated by reference to Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2000, File No. 0-29652).

         4.1 Specimen Common Stock Certificate (incorporated by reference to Registrant's Registration Statement on Form S-1, Registration No. 333-042827).

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

         10.1 Amended and Restated 1996 Stock Option Plan (filed as Appendix A to the Company's Proxy Statement for its 2002 Annual Meeting of Stockholders and incorporated herein by reference).

         99.1 Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 from the Company's Chief Executive Officer.

         99.2 Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 from the Company's Chief Financial Officer.