Form 10-Q
period 2002-09-30
MIDWEST BANC HOLDINGS INC
filed 2002-11-01
CIK 1051379

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                    FORM 10-Q

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
                For the Quarterly Period ended September 30, 2002

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

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


       CLASS                                    OUTSTANDING AT NOVEMBER 1, 2002
Common, par value $.01                                    16,154,030

                           MIDWEST BANC HOLDINGS, INC.

                                    Form 10-Q

                                Table of Contents


                                                                                                         Page Number

                                                          PART I

Item 1.        Financial Statements.........................................................................     1

Item 2.        Management's Discussion and Analysis of Financial Condition

                 and Results of Operations..................................................................    12

Item 3.        Quantitative and Qualitative Disclosures about Market Risk...................................    25

Item 4.        Controls and Procedures......................................................................    26

                                                          PART II

Item 1.        Legal Proceedings............................................................................    28

Item 2.        Changes in Securities and Use of Proceeds....................................................    28

Item 3.        Defaults Upon Senior Securities..............................................................    28

Item 4.        Submission of Matters to a Vote of Security Holders..........................................    28

Item 5.        Other Information............................................................................    28

Item 6.        Exhibits and Reports on Form 8-K.............................................................    28

Form 10-Q      Signature Page...............................................................................    30

                           MIDWEST BANC HOLDINGS, INC.
                     CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                                 (In Thousands)

                                                          September 30,      December 31,
                                                              2002               2001
                                                              ----               ----
ASSETS
Cash and cash equivalents                                 $   72,148        $   49,812
Securities available-for-sale                                537,321           683,474
Securities held-to-maturity                                  115,813            21,445
Loans                                                      1,133,282         1,003,386
Allowance for loan losses                                    (11,150)          (10,135)
                                                          ----------        ----------
    Net loans                                              1,122,132           993,251
Cash value of life insurance                                  20,256            19,554
Premises and equipment, net                                   18,619            19,477
Other real estate                                                225               355
Goodwill                                                       4,548             3,524
Other assets                                                  22,341            19,530
                                                          ----------        ----------
    Total assets                                          $1,913,403        $1,810,422
                                                          ==========        ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Deposits
    Non-interest-bearing                                  $  131,507        $  134,707
    Interest-bearing                                       1,222,489         1,076,813
                                                          ----------        ----------
       Total deposits                                      1,353,996         1,211,520
Federal funds purchased                                            -            24,350
Securities sold under agreements to repurchase               138,227           146,800
Advances from the Federal Home Loan Bank                     237,500           244,500
Junior subordinated debt                                      20,000            20,000
Note payable                                                  11,300             6,500
Due to broker                                                 10,715            46,432
Other liabilities                                             21,764            14,106
                                                          ----------        ----------
    Total liabilities                                      1,793,502         1,714,208
                                                          ----------        ----------

STOCKHOLDERS' EQUITY
Preferred stock                                                    -                 -
Common stock                                                     114               114
Surplus                                                       29,392            29,587
Retained earnings                                             91,493            77,256
Accumulated other comprehensive income (loss)                  7,552            (1,057)
Treasury stock, at cost                                       (8,650)           (9,686)
                                                          ----------        ----------
    Total stockholders' equity                               119,901            96,214
                                                          ----------        ----------
       Total liabilities and stockholders' equity         $1,913,403        $1,810,422
                                                          ==========        ==========

     See accompanying notes to unaudited consolidated financial statements.

                           MIDWEST BANC HOLDINGS, INC.
                  CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                 Three Months Ended September 30, 2002 and 2001
                      (In Thousands, Except Per Share Data)

                                                                2002           2001
                                                                ----           ----
INTEREST INCOME
Loans                                                          $19,340        $19,205
Securities
    Taxable                                                      8,383          8,872
    Exempt from federal income taxes                               817            363
Trading account securities                                           -             16
Federal funds sold and other short-term investments                 39             37
                                                               -------        -------
       Total interest income                                    28,579         28,493

INTEREST EXPENSE
Deposits                                                         8,617         12,027
Advances from the Federal Home Loan Bank                         3,328          3,415
Note payable                                                        63             96
Federal funds purchased and
    securities sold under agreements to repurchase               1,119            613
Junior subordinated debt                                           210            500
                                                               -------        -------
       Total interest expense                                   13,337         16,651
                                                               -------        -------
Net interest income                                             15,242         11,842
Provision for loan losses                                        1,115            346
                                                               -------        -------
Net interest income after provision for loan losses             14,127         11,496

OTHER INCOME
Service charges on deposits                                      1,489          1,363
Net gains on securities transactions                                97            714
Net trading account profits                                          -            318
Option income                                                      335            288
Mortgage banking fees                                              208            134
Insurance and brokerage commissions                                385            206
Trust income                                                       134            157
Increase in cash surrender value of life insurance                 234            234
Other income                                                       165            185
                                                               -------        -------
    Total other income                                           3,047          3,599

OTHER EXPENSES
Salaries and employee benefits                                   5,227          4,771
Occupancy and equipment                                          1,136          1,246
Professional services                                              708            511
Marketing                                                          135            240
Other expenses                                                   1,099          1,217
                                                               -------        -------
    Total other expenses                                         8,305          7,985
                                                               -------        -------

Income before income taxes                                       8,869          7,110
Provision for income taxes                                       2,490          2,324
                                                               -------        -------

NET INCOME                                                     $ 6,379        $ 4,786
                                                               =======        =======

Basic earnings per share                                       $  0.39        $  0.30
                                                               =======        =======
Diluted earnings per share                                     $  0.38        $  0.29
                                                               =======        =======

     See accompanying notes to unaudited consolidated financial statements.

                           MIDWEST BANC HOLDINGS, INC.
           CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
                 Three Months Ended September 30, 2002 and 2001
                      (In Thousands, Except Per Share Data)


                                                                2002           2001
                                                                ----           ----
Net income                                                   $ 6,379        $ 4,786

Net increase in fair value of securities classified
  as available-for-sale, net of income taxes and
  reclassification adjustments                                 3,687          7,257
                                                             -------        ------
Comprehensive income                                         $10,066        $12,043
                                                             =======        =======

     See accompanying notes to unaudited consolidated financial statements.

                           MIDWEST BANC HOLDINGS, INC.
                  CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                  Nine Months Ended September 30, 2002 and 2001
                      (In Thousands, Except Per Share Data)

                                                            2002           2001
                                                            ----           ----

INTEREST INCOME
Loans                                                      $55,880        $58,319
Securities
    Taxable                                                 27,765         25,714
    Exempt from federal income taxes                         1,808          1,157
Trading account securities                                       -             16
Federal funds sold and other short-term investments            112            238
                                                           -------        -------
    Total interest income                                   85,565         85,444

INTEREST EXPENSE
Deposits                                                    25,730         37,489
Advances from the Federal Home Loan Bank                     9,921         10,114
Note payable                                                   168            315
Federal funds purchased and
    securities sold under agreements to repurchase           3,215          1,471
Junior subordinated debt                                       958          1,500
                                                           -------        -------
    Total interest expense                                  39,992         50,889
                                                           -------        -------
Net interest income                                         45,573         34,555
Provision for loan losses                                    2,592          1,550
                                                           -------        -------
Net interest income after provision for loan losses         42,981         33,005

OTHER INCOME
Service charges on deposits                                  4,198          3,519
Net gains on securities transactions                         1,392          2,252
Net trading account profits                                    348            815
Option income                                                  989            346
Mortgage banking fees                                          440            407
Insurance and brokerage commissions                            988            486
Trust income                                                   430            523
Increase in cash surrender value of life insurance             702            702
Other income                                                   503            538
                                                           -------        -------
    Total other income                                       9,990          9,588

OTHER EXPENSES
Salaries and employee benefits                              15,470         13,826
Occupancy and equipment                                      3,584          3,764
Professional services                                        1,982          1,549
Marketing                                                      601            644
Other expenses                                               3,390          3,430
                                                           -------        -------
    Total other expenses                                    25,027         23,213
                                                           -------        -------
Income before income taxes                                  27,944         19,380
Provision for income taxes                                   8,864          6,495
                                                           -------        -------
NET INCOME                                                 $19,080        $12,885
                                                           =======        =======
Basic earnings per share                                   $  1.18        $  0.80
                                                           =======        =======
Diluted earnings per share                                 $  1.16        $  0.79
                                                           =======        =======

     See accompanying notes to unaudited consolidated financial statements.

                           MIDWEST BANC HOLDINGS, INC.
           CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
                  Nine Months Ended September 30, 2002 and 2001
                      (In Thousands, Except Per Share Data)

                                                               2002         2001
                                                               ----         ----
Net income                                                   $19,080       $12,885
Net increase in fair value of securities classified as
  available-for-sale, net of income taxes and
  reclassification adjustments                                 8,609         8,406
                                                             -------       -------
Comprehensive income                                         $27,689       $21,291
                                                             =======       =======

     See accompanying notes to unaudited consolidated financial statements.

                           MIDWEST BANC HOLDINGS, INC.
           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (UNAUDITED)
                  Nine Months Ended September 30, 2002 and 2001
                      (In Thousands, Except Per Share Data)

                                                                                Accumulated
                                                                                   Other                     Total
                                                                                  Compre-                   Stock-
                                         Common                    Retained       hensive     Treasury     holders'
                                          Stock        Surplus     Earnings    Income/(Loss)    Stock       Equity
                                          -----        -------     --------    -------------    -----       ------
Balance, January 1, 2001                $     114    $  29,654    $  65,814     $ (3,861)    $ (9,145)    $  82,576

Cash dividends declared ($0.30
  per share)                                    -            -       (4,833)           -            -        (4,833)
Issuance of common stock
  upon exercise of stock options,
  net of tax benefit                            -         (109)           -            -            -          (109)
Comprehensive income
  Net income                                    -            -       12,885            -            -        12,885
  Net increase in fair value of
    securities classified as available-
    for-sale, net of income taxes and
    reclassification adjustments                -            -            -        8,406            -         8,406
                                        ---------    ---------    ---------     --------     --------     ---------
    Total comprehensive income                                                                               21,291

Balance, September 30, 2001             $     114    $  29,545    $  73,866     $  4,545     $ (9,145)    $  98,925
                                        =========    =========    =========     ========     ========     =========

Balance, January 1, 2002                $     114    $  29,587    $  77,256     $ (1,057)    $ (9,686)    $  96,214

Cash dividends declared ($0.30
  per share)                                    -            -       (4,843)           -            -        (4,843)
Purchase of 25,000 shares of
  treasury stock                                -            -            -            -         (390)         (390)
Issuance of common stock
  upon acquisition and exercise of
  stock options, net of tax benefit             -         (195)           -            -        1,426         1,231
Comprehensive income
  Net income                                    -            -       19,080            -            -        19,080
  Net increase in fair value of
    securities classified as available-
    for-sale, net of income taxes and
    reclassification adjustments                -            -            -        8,609            -         8,609
                                        ---------    ---------    ---------     --------     --------     ---------
    Total comprehensive income                                                                               27,689

Balance, September 30, 2002             $     114    $  29,392    $  91,493     $  7,552     $ (8,650)    $ 119,901
                                        =========    =========    =========     ========     ========     =========

     See accompanying notes to unaudited consolidated financial statements.

                           MIDWEST BANC HOLDINGS, INC.
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                  Nine Months Ended September 30, 2002 and 2001
                                 (In Thousands)

                                                                            2002          2001
                                                                            ----          ----
CASH FLOWS FROM OPERATING ACTIVITIES
    Net income                                                         $    19,080    $    12,885
    Adjustments to reconcile net income to net cash
      provided by operating activities
       Depreciation                                                          1,688          1,910
       Provision for loan losses                                             2,592          1,550
       Proceeds from sales of trading account securities, net                  348            815
       Net gain on sale of securities                                       (1,392)        (2,252)
       Net trading account profits                                            (348)          (815)
       Federal Home Loan Bank Stock dividend                                  (517)          (661)
       Net proceeds from real estate loans originated for sale                (231)          (643)
       Increase in cash surrender value of life insurance                     (702)          (702)
       Gain on sale of other real estate                                        (9)            (1)
       Change in other assets                                               (3,273)        (3,573)
       Change in other liabilities                                           2,952          9,286
                                                                       -----------     ----------
          Net cash from operating activities                                20,188         17,799

CASH FLOWS FROM INVESTING ACTIVITIES
    Sales and maturities of securities available-for-sale                  302,191        301,941
    Principal payments on securities                                       137,315         93,657
    Purchase of securities available-for-sale                             (408,381)      (476,505)
    Maturities of securities held-to-maturity                                  900          1,424
    Net increase in loans                                                 (131,243)      (131,585)
    Acquisition, net                                                        (1,008)             -
    Proceeds from sale of other real estate                                    261          1,156
    Property and equipment expenditures, net                                  (830)          (570)
                                                                       -----------     ----------
       Net cash from investing activities                                 (100,795)      (210,482)

CASH FLOWS FROM FINANCING ACTIVITIES
    Net increase in deposits                                               142,476        126,623
    Borrowings                                                               6,300          8,750
    Repayment of borrowings                                                 (8,500)        (2,550)
    Dividends paid                                                          (4,834)        (4,833)
    Securities sold under agreements to repurchase and federal
      funds purchased                                                      (32,923)        62,937
    Treasury stock activity, net                                               424           (109)
                                                                       -----------     ----------
       Net cash from financing activities                                  102,943        190,818
                                                                       -----------     ----------
Increase (decrease) in cash and cash equivalents                            22,336         (1,865)
Cash and cash equivalents at beginning of period                            49,812         46,556
                                                                       -----------     ----------
Cash and cash equivalents at end of period                             $    72,148    $    44,691
                                                                       ===========     ==========

SUPPLEMENTAL DISCLOSURES
    Cash paid during the year for
       Interest                                                        $    39,801    $    50,320
       Income taxes                                                          8,757          4,256
    Amount due to broker for purchases of securities                        10,715         46,432
    Transfer from available-for-sale securities to held-to-maturity         99,841              -

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

         The annualized results of operations for the three months and nine months ended September 30, 2002 are not necessarily indicative of the results expected for the full year ending December 31, 2002.

NOTE 2 - STOCK DIVIDEND

         On July 9, 2002, the Company effected a three-for-two stock split payable in the form of a stock dividend. All references to number of shares issued, outstanding (basic and diluted) and held in treasury, earnings per share, and book value per share, for all periods presented have been restated as if the three-for-two stock split had actually occurred on January 1, 2001.

NOTE 3 - EARNINGS PER SHARE

         For purposes of per share calculations, the Company had 16,164,000 and 16,110,000 shares of common stock outstanding at September 30, 2002 and 2001, respectively. Basic earnings per share for the three months and nine months ended September 30, 2002 and 2001 were computed by dividing net income by the weighted average number of shares outstanding. Diluted earnings per share for the three and nine months ended September 30, 2002 and 2001 were computed by dividing net income by the weighted average number of shares outstanding, adjusted for the dilutive effect of the outstanding stock options. Computations for basic and diluted earnings per share as of these dates are provided below.

                                                           For the three months           For the nine months
                                                            ended September 30,           ended September 30,
                                                             2002          2001            2002          2001
                                                             ----          ----            ----          ----
                                                                  (In thousands, except per share data)
Basic
    Net income                                         $     6,379     $     4,786    $    19,080    $    12,885
                                                       ===========     ===========    ===========    ===========
    Weighted average common shares outstanding              16,160          16,110         16,122         16,110
                                                       ===========     ===========    ===========    ===========
    Basic earnings per common share                    $      0.39     $      0.30    $      1.18    $      0.80
                                                       ===========     ===========    ===========    ===========

Diluted
    Net income                                         $     6,379     $     4,786    $    19,080    $    12,885
                                                       ===========     ===========    ===========    ===========
    Weighted average common shares outstanding              16,160          16,110         16,121         16,110
    Diluted effect of stock options                            476             272            398            206
                                                       -----------     -----------    -----------    -----------
    Dilutive average common shares                          16,636          16,382         16,519         16,316
                                                       ===========     ===========    ===========    ===========
    Diluted earnings per common share                  $      0.38     $      0.29    $      1.16    $      0.79
                                                       ===========     ===========    ===========    ===========

         All outstanding options were included in the computation of diluted earnings per share for the three months and nine months ended September 30, 2002 and 2001.

NOTE 4 - STOCK OPTIONS

         During the first nine months of 2002, 235,500 stock options were granted at an exercise price of $14.90 per share. In addition, during the first nine months of 2002, there were 126,330 outstanding options exercised. Total stock options outstanding were 1,122,447 at September 30, 2002 with exercise prices ranging between $5.42 and $14.90 and expiration dates between 2006 and 2012.

NOTE 5 - ISSUANCE OF TRUST PREFERRED SECURITIES

         In May 2000, the Company formed MBHI Capital Trust I (the "Trust"). The Trust is a statutory business trust formed under the laws of the State of Delaware and is wholly-owned by the Company. In June 2000, the Trust issued 10% preferred securities with an aggregate liquidation amount of $20 million ($25 per preferred security) to third-party investors. The Company then issued 10% junior subordinated debentures aggregating $20 million to the Trust. The junior subordinated debentures are the sole assets of the Trust. The junior subordinated debentures and the preferred securities pay distributions and dividends, respectively, on a quarterly basis, which are included in interest expense. The junior subordinated debentures will mature on June 7, 2030, at which time the preferred securities must be redeemed. The junior subordinated debentures and preferred securities can be redeemed contemporaneously, in whole or in part, beginning June 7, 2005 at a redemption price of $25 per preferred security. The Company has provided a full, irrevocable and unconditional guarantee on a subordinated basis of the obligations of the Trust under the preferred securities in the event of the occurrence of an event of default, as defined in such guarantee. Debt issuance costs totaling $270,000 and underwriting fees of $700,000 were capitalized related to the offering and are being amortized over the estimated life of the junior subordinated debentures.

NOTE 6 - HEDGING ACTIVITIES

         The Company is involved in certain derivative transactions that are intended to protect the fair value of certain assets or liabilities and to improve the predictability of certain future transactions. The Company's Board of Directors has implemented policy guidelines and parameters for these types of transactions. All derivative instruments are recorded at their fair values and the change in the fair value of a derivative is included in other income. If derivative instruments are designated as hedges of fair values, both the change in the fair value of the hedge and the hedged item are included in current earnings. Fair value adjustments related to cash flow hedges are recorded in other comprehensive income and reclassified to earnings when the hedged transaction is reflected in earnings. Ineffective portions of hedges are reflected in earnings as they occur.

         In January 2002, the Company entered into a plain vanilla interest rate swap with a counterparty in order to convert its $20 million of outstanding trust preferred securities and related junior subordinated debentures from a 10% fixed rate instrument into floating rate debt. The plain vanilla interest rate swap has a notional amount of $20 million and was written to the call date on the trust preferred securities, which is June 7, 2005. The Company will pay the interest on the swap quarterly at a rate equal to the 3-month LIBOR. The counterparty will pay a fixed rate of 4.59% for the term of the agreement. The Company has documented this to be a fair value hedge of the junior subordinated debentures and reflects the change in the fair value of the swap as an adjustment to income, which, to the extent of its effectiveness, offsets the change in the fair value of the debentures.

         During July of 2002, the Company terminated the fair value hedge in exchange for $718,000. Approximately $294,000 of this amount was determined to be due to hedge ineffectiveness and recognized into income in the third quarter. The remaining amount is being accreted into income, as a reduction of interest expense, over the estimated life of the junior subordinated debentures.

         In August of 2002, the Company entered into a stand-alone derivative transaction with a notional amount of $20 million for a term of five years, maturing August 30, 2007. This transaction is a floating rate interest swap. The underlying instrument has a credit rating of Aa2/AA and is priced at 3-Month LIBOR plus 125 basis points. Since the swap is not a hedge it is viewed as a stand-alone derivative. Changes in the market value of stand-alone derivatives are charged to earnings on a quarterly basis. As of September 30, 2002, there was no impact on earnings.

        From time to time, the Company also buys and sells various covered put and call options, with terms of less than 90 days, on mortgage-backed securities. The Company had no covered put or call options outstanding at September 30, 2002.

NOTE 7 - RECENT REGULATORY DEVELOPMENTS

         On July 30, 2002, President Bush signed the Sarbanes-Oxley Act of 2002 (the "Sarbanes-Oxley Act"). This legislation impacts corporate governance of public companies, affecting their officers and directors, their audit committees, their relationships with their accountants and the audit function itself. Certain provisions of the Act became effective on July 30, 2002. Others will become effective as the SEC adopts appropriate rules.

         The Sarbanes-Oxley Act implements a broad range of corporate governance and accounting measures for public companies designed to promote honesty and transparency in corporate America and better protect investors from corporate wrongdoing. The Sarbanes-Oxley Act's principal legislation includes:

         the creation of an independent accounting oversight board to oversee the audit of public companies and auditors who perform such audits;

         auditor independence provisions which restrict non-audit services that independent accountants may provide to their audit clients;

         additional corporate governance and responsibility measures, including
         (i) requiring the chief executive officer and chief financial officer to certify financial statements; (ii) prohibiting trading of securities by officers and directors during periods in which certain employee benefit plans are prohibited from trading; (iii) requiring a company's chief executive officer and chief financial officer to forfeit salary and bonuses, including profits on the sale of company securities, in certain situations; and (iv) protecting whistleblowers and informants;

         expansion of the power of the audit committee, including the requirements that the audit committee (i) have direct control of the engagement of the outside auditor, (ii) be able to hire and fire the auditor, and (iii) approve all non-audit services;

         expanded disclosure requirements, including accelerated reporting of stock transactions by insiders and the prohibition of most loans to directors and executive officers of non-financial institutions; mandatory disclosure by analysts of potential conflicts of interest; and

         a range of enhanced penalties for fraud and other violations.

NOTE 8 - NEW ACCOUNTING STANDARDS

         In 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets," which requires that goodwill no longer be amortized to earnings, but instead be reviewed for impairment. The amortization of goodwill ceases upon adoption of SFAS No. 142, which for most companies, was January 1, 2002. At September 30, 2002, the Company had $4.5 million of goodwill. Approximately $1.5 million of the goodwill recorded by the Company is related to a branch acquisition. The Company has adopted SFAS 147, "Acquisition of Certain Financial Institutions," as of September 30, 2002 and has discontinued the amortization of the $1.5 million of goodwill recorded for the branch acquisition. The after tax impact of this was not material.

         During the second quarter of 2002, the Company completed the first step of its impairment testing of its goodwill. The Company concluded that there is no impairment. The impact of this standard on the three and nine-month periods ended September 30, 2002 and 2001 is as follows:

                                                               September 30,            September 30,
                                                             2002          2001       2002         2001
                                                             QTD           QTD        YTD          YTD
                                                             ---           ---        ---          ---
         Reported net income                              $  6,379     $   4,786    $  19,080    $  12,885
         Add back:  goodwill amortization                        -            85            -          255
                                                          --------     ---------    ---------    ---------
         Adjusted net income                              $  6,379     $   4,871    $  19,080    $  13,140
                                                          ========     =========    =========    =========
         BASIC EARNINGS PER SHARE
         Reported net income                              $   0.39     $    0.30    $    1.18    $    0.80
         Goodwill amortization                                   -          0.01            -         0.02
                                                          --------     ---------    ---------    ---------
         Adjusted net income                              $   0.39     $    0.31    $    1.18    $    0.82
                                                          ========     =========    =========    =========
         DILUTED EARNINGS PER SHARE
         Reported net income                              $   0.38     $    0.29    $    1.16    $    0.79
         Goodwill amortization                                   -          0.01            -         0.02
                                                          --------     ---------    ---------    ---------
         Adjusted net income                              $   0.38     $    0.30    $    1.16    $    0.81
                                                          ========     =========    =========    =========

NOTE 9 - ACQUISITION

         On July 22, 2002, the Company jointly announced with Big Foot Financial Corp. ("BFFC"), the execution of a definitive agreement providing for the acquisition of BFFC by the Company in a stock merger. At closing, the Company will issue 1.104 shares of its common stock for each share of BFFC common stock outstanding on the effective date, resulting in a deal value of approximately $33.4 million, based on closing prices of each of the Company's and BFFC's common stock on July 19, 2002. The price is a 25.5% premium to BFFC's closing price of $16.95 on that date. BFFC had 1,509,168 shares outstanding as of September 30, 2002. The exchange ratio is fixed and BFFC has the right to terminate the transaction if the Company's stock price falls below an average of $17.12 during the 20 trading days prior to closing, subject to certain provisions. The transaction, which is subject to approval by regulators and BFFC's shareholders, is expected to close in the first quarter of 2003.

NOTE 10 - RECLASSIFICATION OF SECURITIES AVAILABLE-FOR-SALE

         During the third quarter of 2002, the Company reclassified approximately $100 million of mortgage-backed securities from the available-for-sale category to the held-to-maturity category. This transfer was required to be at fair value which resulted in an unrealized gain and accumulated other comprehensive income at the time of transfer, of $1,396,000 and $842,000, respectively, which is being amortized/accreted to expense/income over the life of the securities as a yield adjustment.

NOTE 11 - SUBSEQUENT EVENT

         In October 2002, the Company formed MBHI Capital Trust II (the "Trust"), a statutory trust formed under the laws of the State of Delaware and a wholly-owned financing subsidiary of the Company. In October 2002, the Trust issued $15 million in aggregate liquidation amount of trust preferred securities in a private placement offering. Simultaneously with the issuance of the trust preferred securities by the Trust, the Company issued an equivalent amount of junior subordinated debentures to the Trust. The junior subordinated debentures are the sole assets of the Trust. The junior subordinated debentures and the trust preferred securities pay distributions and dividends, respectively, on a quarterly basis, which are included in interest expense. The interest rate payable on the debentures and the trust preferred securities resets quarterly, and is equal to LIBOR plus 3.45%, provided that this rate cannot exceed 12.5% through the interest payment date in November 2007. The junior subordinated debentures will mature on November 7, 2032, at which time the preferred securities must be redeemed. The Company has provided a full, irrevocable, and unconditional guarantee on a subordinated basis of the obligations of the Trust under the preferred securities as set forth in such guarantee agreement. Debt issuance costs and fees of the placement agent in connection with the offering will be capitalized and will be amortized over the estimated life of the junior subordinated debentures.

                ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

           Results of Operations - Three Months and Nine Months Ended
                           September 30, 2002 and 2001

         Consolidated net income for the third quarter of 2002 was $6.4 million, or $0.39 and $0.38 per basic and diluted share, respectively, a 33.3% increase compared to $4.8 million, or $0.30 and $0.29 per basic and diluted share, respectively, for the third quarter of 2001. Basic and diluted earnings per share for the three months ended September 30, 2002 were 30.0% and 31.0%, respectively, higher than for the comparable period in 2001. Consolidated net income for the nine months ended September 30, 2002 was $19.1 million, or $1.18 and $1.16 per basic and diluted share, respectively, a 48.1% increase compared to $12.9 million or $0.80 and $0.79 per basic and diluted share, respectively, for the similar period in 2001. Basic and diluted earnings per share for the nine months ended September 30, 2002 were 47.5% and 46.8%, respectively, higher than for the comparable period in 2001. The return on average assets for the three months ended September 30, 2002 was 1.33% compared to 1.17% for the similar period in 2001. For the nine months ended September 30, 2002, the return on average assets was 1.37% compared to 1.11% for the similar period in 2001. The return on average equity for the three months ended September 30, 2002 was 22.11% compared to 20.46% for the similar period in 2001. For the nine months ended September 30, 2002, the return on average equity was 23.87% compared to 19.36% for the similar period in 2001.

         Net interest income increased $3.4 million, or 28.7%, to $15.2 million in the third quarter of 2002 compared to $11.8 million in the third quarter of 2001. During the nine months ended September 30, 2002, net interest income increased $11.0 million, or 31.9%, to $45.6 million compared to $34.6 million for the comparable period in 2001. Excluding gains on securities and trading account profits, other income increased 14.9% to $3.0 million and other expenses increased 4.0% to $8.3 million in the second quarter of 2002. Other income, excluding gains on securities and trading account profits, increased 26.5% to $8.3 million for the nine months ended September 30, 2002 compared to the similar period in 2001. Other expenses for the nine months ended September 30, 2002 increased by $1.8 million or 7.8% compared to the similar period in 2001.

Net Interest Income
-------------------

         Net interest income was $15.2 million during the quarter ended September 30, 2002 compared to $11.8 million during the three months ended September 30, 2001, an increase of $3.4 million or 28.7%. During the nine months ended September 30, 2002, net interest income increased $11.0 million, or 31.9%, to $45.6 million in 2002 compared to $34.6 million for the similar period in 2001. The Company's net interest margin (tax equivalent net interest income as a percentage of earning assets) was 3.55% for the three months ended September 30, 2002 compared to 3.24% for the comparable period in 2001. During the nine months ended September 30, 2002, the net interest margin was 3.59% compared to 3.31% for the similar period in 2001. Net interest income increased because the decrease in average rates paid on deposits and borrowings was greater than the decrease in the yields on earning assets. This decrease in yields was a result of the 11 rate reductions by the Federal Reserve during 2001. The lower interest rate environment has resulted in lower yields on earning assets and interest-bearing liabilities, especially certificates of deposit that have been repriced at current market rates.

         The average loan yield was 6.96% during the third quarter of 2002, a decrease of 15.7% from 8.26% during the comparable period in 2001. For the nine months ended September 30, 2002, the average loan yield was 6.98%, a decrease of 20.0% from 8.72% during the comparable period in 2001. Average loan balances increased $180.3 million, or 19.3%, to $1.1 billion during the third quarter of 2002 from $935.6 million during the similar period in 2001. During the first nine months of 2002, average loan balances increased $176.5 million, or 19.7%, to $1.1 billion from $896.6 million during the similar period of 2001. The Company's net interest income and net income is dependent in part on stable interest rates. Interest rates were stable during the first three quarters of 2002.

         Yields on securities during the third quarter of 2002 were 5.80%, a decrease of 10.5% from 6.48% during the comparable period in 2001. During the nine months ended September 30, 2002, securities' yields decreased 9.4% to 6.08% from 6.71% in the comparable period in 2001. A decrease in mortgage loan rates has sparked an increase in mortgage loan refinancing which has accelerated the prepayments speeds of the Company's mortgage-backed securities and increased amortization expense on these securities.

         Yields on earning assets decreased 13.5% to 6.52% during the third quarter of 2002 compared to 7.54% for the third quarter of 2001. During the first nine months of 2002, yields on earning assets decreased to 6.61%, or 16.5%, from 7.92% for the similar period in 2001. Average earning assets, however, increased to $1.8 billion for both the three months and nine months ended September 30, 2002 from $1.5 billion for the three months and nine months ended September 30, 2001. The decrease in yields on earning assets was offset by a decrease in rates paid on deposits and borrowings. Average rates paid on deposits decreased 37.2% to 2.84% for the three months ended September 30, 2002 from 4.52% for the comparable period in 2001. For the first nine months of 2002, average rates paid on deposits decreased 40.3% to 2.92% from 4.89% for the similar period of 2001. Average rates paid on borrowings were 4.44% for the third quarter of 2002 compared to 5.52% for the third quarter of 2001. During the nine months ended September 30, 2002, average rates paid on borrowings were 4.38% compared to 5.73% for the similar period in 2001.

         In January 2002, the Company entered into a plain vanilla interest rate swap with a counterparty in order to convert its $20 million of outstanding trust preferred securities and related junior subordinated debentures from a 10.00% fixed rate instrument into floating rate debt. The average yield on the $20 million trust preferred securities and related junior subordinated debentures was 5.80% for the first nine months of 2002. See Note 6 to the unaudited consolidated financial statements. During July of 2002, the Company terminated the fair value hedge in exchange for $718,000. Approximately $294,000 of this amount was determined to be due to hedge ineffectiveness and recognized into income in the third quarter. The remaining amount is being accreted into income, as a reduction of interest expense, over the estimated life of the junior subordinated debentures.

         The net interest margin calculation for the three months ended September 30, 2002 and 2001 is shown below (interest income and average rate on non-taxable securities and loans are reflected on a tax equivalent basis, assuming a 35% federal income tax rate for 2002 and 2001):

                                                   2002                                       2001
                                                   ----                                       ----
                                    Average                  Average           Average                  Average
                                    Balance      Interest     Rate             Balance      Interest     Rate
                                    -------      --------     ----             -------      --------     ----
Interest-Earning Assets
-----------------------
Federal funds sold               $    10,500     $      39       1.49%     $     4,411    $      37        3.36%
Securities taxable                   604,115         8,603       5.70          575,651        9,286        6.45
Securities tax-exempt                 74,149         1,257       6.78           32,154          559        6.95
Commercial loans(1)                  232,726         3,611       6.21          216,162        4,147        7.67
Commercial real estate loans (1)     702,720        12,604       7.17          542,431       11,495        8.48
Agriculture loans(1)                  55,859           958       6.86           49,752          999        8.03
Consumer real estate loans(1)        109,125         1,965       7.20          113,096        2,339        8.27
Consumer installment loans(1)         15,502           322       8.31           14,181          334        9.42
                                 -----------     ---------       ----      -----------    ---------        ----
                                 $ 1,804,696     $  29,359       6.52%     $ 1,547,838    $  29,196        7.54%
                                 ===========     =========       ====      ===========    =========        ====

(1)  Nonaccrual loans are included in the average balances, however these loans are not earning any interest.

                                                        2002                                       2001
                                                        ----                                       ----
                                         Average                    Average         Average                  Average
                                         Balance      Interest       Rate           Balance      Interest     Rate
                                         -------      --------       ----           -------      --------     ----
Interest-Bearing Liabilities
----------------------------
Interest-bearing demand deposits    $     135,942      $    517       1.52%     $    129,793   $     842        2.59%
Money-market demand deposits
   and savings deposits                   257,096         1,081       1.68          265,564        2,017        3.04
Time deposits less than $100,000          620,261         5,508       3.55          498,255        7,060        5.67
Time deposits greater than $100,000       136,847         1,044       3.05           99,421        1,318        5.30
Public funds                               62,093           467       3.01           75,310          790        4.20
Federal funds purchased
   and repurchase agreements              156,107         1,119       2.86           62,108          613        3.95
FHLB advances                             237,500         3,328       5.61          244,500        3,415        5.59
Notes and other debentures                 30,659           273       3.56           27,996          596        8.52
                                      -----------     ---------       ----      -----------    ---------        ----
                                      $ 1,636,505     $  13,337       3.24%     $ 1,402,947    $  16,651        4.75%
                                      ===========     =========       ====      ===========    =========        ====
Net Interest Income                                   $  16,022       3.28%                    $  12,545        2.79%
                                                      =========       ====                     =========        ====
Net Interest Margin                                                   3.55%                                     3.24%
                                                                      ====                                      ====

         The net interest margin calculation for the nine months ended September 30, 2002 and 2001 is shown below (interest income and average rate on non-taxable securities and loans are reflected on a tax equivalent basis, assuming a 35% federal tax rate for 2002 and 2001):

                                                   2002                                       2001
                                                   ----                                       ----
                                    Average                  Average           Average                  Average
                                    Balance      Interest     Rate             Balance      Interest     Rate
                                    -------      --------     ----             -------      --------     ----
Interest-Earning Assets
-----------------------
Federal funds sold               $     9,278     $     112       1.61%     $     7,278    $     238        4.36%
Securities taxable                   631,703        28,546       6.03          533,523       26,767        6.69
Securities tax-exempt                 54,866         2,782       6.76           33,860        1,780        7.01
Commercial loans(1)                  228,081        10,705       6.26          214,735       13,472        8.37
Commercial real estate loans(1)      670,206        36,060       7.17          506,597       33,985        8.94
Agriculture loans(1)                  52,328         2,711       6.91           48,898        3,026        8.25
Consumer real estate loans(1)        108,692         5,872       7.20          111,943        7,115        8.47
Consumer installment loans(1)         13,830           864       8.33           14,420        1,011        9.35
                                 -----------     ---------       ----      -----------    ---------        ----
                                 $ 1,768,984     $  87,652       6.61%     $ 1,471,254    $  87,394        7.92%
                                 ===========     =========       ====      ===========    =========        ====
Interest-Bearing Liabilities
----------------------------
Interest-bearing demand deposits $   135,804     $   1,556       1.53%     $   127,565    $   2,772        2.90%
Money-market demand deposits
   and savings deposits              258,925         3,277       1.69          265,548        7,004        3.52
Time deposits less than $100,000     577,799        15,962       3.68          475,400       21,304        5.98
Time deposits greater than
   $100,000                          132,580         3,155       3.17           88,430        3,805        5.74
Public funds                          70,916         1,780       3.35           65,703        2,604        5.28
Federal funds purchased
   and repurchase agreements         166,582         3,215       2.57           41,609        1,471        4.71
FHLB advances                        238,789         9,921       5.54          243,438       10,114        5.54
Notes and other debentures            28,778         1,126       5.22           26,696        1,815        9.07
                                 -----------     ---------       ----      -----------    ---------        ----
                                 $ 1,610,173     $  39,992       3.31%     $ 1,334,389    $  50,889        5.08%
                                 ===========     =========       ====      ===========    =========        ====
Net Interest Income                              $  47,660       3.30%                    $  36,505        2.84%
                                                 =========       ====                     =========        ====
Net Interest Margin                                              3.59%                                     3.31%
                                                                 ====                                      ====

(1)  Nonaccrual loans are included in the average balances, however these loans are not earning any interest.

Other Income
------------

         Other income, excluding securities gains and trading account profits, was $3.0 million for the three months ended September 30, 2002, an increase of $383,000, or 14.9% over the comparable period in 2001. For the nine months ended September 30, 2002, other income, excluding securities gains and trading account profits, was $8.3 million, an increase of $1.7 million, or 26.5% compared to $6.5 million for the comparable period in 2001. The other income to average assets ratio was 0.62% for the three months ended September 30, 2002 compared to 0.63% for the same period in 2001. For the nine months ended September 30, 2002, the other income to average assets ratio was 0.59% compared to 0.56% for the same period in 2001. The increase in other income for the three and nine month periods is mainly due to increases in service charges on deposits, option income, and insurance and brokerage commissions.

         Service charges on deposits increased 9.2%, or $126,000, to $1.5 million in the third quarter of 2002 from $1.4 million in the third quarter of 2001. For the nine months ended September 30, 2002, service charges on deposits increased 19.3%, or $679,000, to $4.2 million compared to $3.5 million for the comparable period in 2001. This increase in service charges and fees, which include service charges on deposit accounts, is mainly due to deposit growth. Management expects service charges and fees to increase with future deposit growth.

         Insurance and brokerage commissions increased $179,000 to $385,000 for the third quarter of 2002 from $206,000 in the third quarter of 2001. For the nine months ended September 30, 2002, insurance and brokerage commissions increased $502,000 to $988,000 compared to $486,000 for the first nine months of 2001. The Company anticipates that brokerage commissions will increase in the future through its subsidiary, Midwest Financial and Investment Services, Inc. This subsidiary provides securities brokerage services to both bank and non-bank customers. Brokerage activities are expected to be expanded to many of the Company's banking center locations in the near future.

         Mortgage banking fees increased 55.2% to $208,000 during the third quarter of 2002 compared to $134,000 for the similar period in 2001. As mortgage rates have fallen, the Company has seen an increase in mortgage banking activity. For the nine months ended September 30, 2002, mortgage banking fees increased $33,000 to $440,000 from $407,000 in the comparable period in 2001. The Company places most mortgages originated into the secondary market.

         Trust income decreased by 14.7% or $23,000 to $134,000 for the third quarter of 2002 compared to $157,000 for the similar period in 2001. For the nine months ended September 30, 2002, trust income decreased by $93,000 compared to the nine months ended September 30, 2001. The Company sold a portion of its trust business in 1999, and the three-year payout period will expire through 2002. Trust income is derived from the market value of trust assets under management. The market value of trust assets is subject to fluctuations in the stock and bond markets. The value of these trust assets has been negatively impacted during 2002 due to the overall weakness and deterioration in the U.S. equity and fixed income markets. Trust assets under management approximated $182.1 million as of September 30, 2002.

         The Company purchased bank-owned life insurance ("BOLI") policies in June 2000. The increase in cash surrender value of life insurance was $234,000 and $702,000 during the third quarter and first nine months of 2002, respectively. The increase in cash surrender value of life insurance is not included in interest income. Management currently intends to use the increase in cash surrender value of life insurance to offset increased employee benefits expense.

         The Company manages its securities available-for-sale portfolio and trading account portfolio on a total return basis. In this respect, management regularly reviews the performance of its securities and sells specific securities to provide opportunities to enhance net interest income and net interest margin, and when possible it will recognize gains on the sale of securities. The Company has a long history of managing its securities in this manner. Trading account profits result from trading strategies that are utilized to supplement narrowing bond yields during periods of interest rate volatility. There were no trading account profits during the three months ended September 30, 2002 compared to $318,000 during the three months ended September 30, 2001. Year-to-date net trading account profits were $348,000 and $815,000 in 2002 and 2001, respectively. Sales of securities available-for-sale resulted in net gains of $97,000 in the third quarter of 2002 compared to $714,000 for the comparable period in 2001. For the nine months ended September 30, 2002, gains on sales of securities available-for-sale were $1.4 million compared to $2.3 million for the similar period in 2001. Securities available-for-sale are held in a manner which allows for their sale in response to changes in interest rates, liquidity needs, or significant prepayment risk. Market fluctuations may create opportunities to either purchase or sell securities. The Company looks for opportunities to enhance its revenues by purchasing and/or selling as deemed appropriate by management. The Company reclassified approximately $100 million of its mortgage-backed securities from available-for-sale to held-to-maturity under permissible provisions of FASB 115 in order to enhance its interest rate risk position by matching longer term assets with longer term funding sources. See
Note 10 to the unaudited financial statements.

         Periodically, the Company has bought or sold various covered put and call options, with terms less than 90 days, on mortgage-backed securities. These covered options have either expired or have been exercised, and the associated income or expense has been recognized in the corresponding period. Option income increased $47,000 to $335,000 during the third quarter of 2002 compared to the third quarter of 2001. For the nine months ended September 30, 2002, option income increased $643,000 to $989,000 compared to the similar period in 2001. The Company had no covered put or call options outstanding at September 30, 2002. See Note 6 to the unaudited consolidated financial statements.

Other Expenses
--------------

         Total other expenses increased 4.0%, or $320,000, to $8.3 million during the third quarter of 2002 compared to $8.0 million for the comparable period in 2001. For the nine months ended September 30, 2002, total other expenses increased 7.8%, or $1.8 million, to $25.0 million from $23.2 million in the first nine months of 2001. The other expenses to average assets ratio was 1.74% for the three months ended September 30, 2002 compared to 1.94% for the same period in 2001. For the nine months ended September 30, 2002, the other expense to average assets ratio was 1.80% compared to 2.00% for the similar period in 2001. The net overhead expenses to average assets ratio was 1.12% for the three months ended September 30, 2002 compared to 1.32% for the same period in 2001. For the nine months ended September 30, 2002, the net overhead expenses to average assets ratio was 1.21% compared to 1.44% for the similar period in 2001. The efficiency ratio was 44.08% for the three months ended September 30, 2002 compared to 51.93% for the same period in 2001. For the nine months ended September 30, 2001 the efficiency ratio was 44.57% compared to 52.99% for the same period in 2001.

         Salary and benefit expenses increased 9.6% or $456,000 to $5.2 million for the third quarter of 2002 compared to $4.8 million for the similar period in 2001. For the nine months ended September 30, 2002, salary and benefit expenses increased $1.6 million or 11.9% to $15.5 million from $13.8 million for the comparable period in 2001. The number of full-time equivalent employees was 388 as of September 30, 2002 compared to 359 as of September 30, 2001. Increased full-time staff positions, including investment brokerage staff, enhanced benefit programs, and increased health insurance costs have resulted in the increase in salaries and employee benefits.

         Occupancy expenses decreased $110,000 or 8.8% to $1.1 million during the third quarter of 2002 compared to $1.2 million for the similar period in 2001. For the nine months ended September 30, 2002, occupancy expenses decreased $180,000 or 4.8% to $3.6 million from $3.8 million in the nine months of 2001. This decrease was due to the decrease in furniture and equipment depreciation during the first nine months of 2002 compared to the similar period in 2001.

         Expenses, other than salary and employee benefits and occupancy, decreased $26,000 or 1.3% to $2.0 million in the third quarter compared to the similar period in 2001. Other expenses increased $350,000 or 6.2% to $6.0 million for the nine months ended September 30, 2002 compared to $5.6 million for the similar period in 2001. The increase in expenses was due primarily to outsourcing arrangements, other loan related expenses, and general operating costs.

Income Taxes
------------

         The Company recorded income tax expense of $2.5 million, or 28.1% of net income, and $2.3 million, or 32.7% of net income, for the quarters ended September 30, 2002 and 2001, respectively. For the nine months ended September 30, 2002, the provision for income taxes increased 36.5% to $8.9 million, or 31.7% of net income. The increase in income tax expense was due to the growth in pre-tax income for the nine months ended September 30, 2002. The Company's effective income tax rate declined to 28.1% from 32.7% and to 31.7% from 33.5% for the three and nine months ended September 30, 2002, respectively. These declines are a result of a new regulation issued by the Illinois Department of Revenue related to apportionment of business income of financial organizations. The Company adjusted its 2002 state income tax expense for the nine months ended September 30, 2002. The Company expects to have further reductions in its state income tax expense for the remainder of 2002 and potentially for prior tax reporting periods.

Internal Reorganization
-----------------------

         Effective August 19, 2002, two of the Company's banking subsidiaries, Midwest Bank of Hinsdale and Midwest Bank of McHenry County, merged into Midwest Bank and Trust Company. Immediately following the merger, the Company contributed to Midwest Bank and Trust Company 100% of the capital stock of First Midwest Data Corp., and thereafter, First Midwest Data Corp. was liquidated. Information services is now a separate division of Midwest Bank and Trust Company. This internal reorganization is the final phase of a multi-phase effort to consolidate backroom functions, reduce duplicative processes, streamline customer service, and enhance marketing efforts and product delivery. Management believes that this merger will assist the Company in meeting its revenue growth expectations and controlling its overhead costs.

FINANCIAL CONDITION

Loans
-----

         Total loans increased $129.9 million, or 13.0%, to $1.1 billion as of September 30, 2002 from $1.0 billion as of December 31, 2001. This increase is partly due to an overall increase in draws on commercial and commercial real estate lines of credit. Commercial loans increased $11.9 million, or 5.4%, to $232.7 million as of September 30, 2002 compared to $220.7 million at December 31, 2001. Commercial real estate loans increased 16.9%, or $103.6 million, to $715.1 million as of September 30, 2002 from $611.6 million as of December 31, 2001. Agricultural loans increased 19.1%, or $9.3 million, to $58.1 million as of September 30, 2002 from $48.8 million as of December 31, 2001.

         Consumer real estate loans increased $2.0 million, or 1.8%, to $111.3 million as of September 30, 2002 from $109.3 million as of December 31, 2001. Consumer loans increased 23.8% to $16.1 million as of September 30, 2002 compared to $13.0 million as of December 31, 2001.

         Most mortgage loans the Company originates are sold in the secondary market. At any point in time, loans will be at various stages of the mortgage banking process. Included as part of consumer real estate loans are loans held for sale, which were $3.4 million as of December 31, 2001 and $3.9 million at September 30, 2002. The carrying value of these loans approximated their market value at that time.

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

         Following is a summary of changes in the allowance for loan losses for the nine months ended September 30:

                                         2002          2001
                                         ----          ----
                                        (dollars in thousands)

Balance, January 1                  $   10,135     $     8,593
Provision charged to operations          2,592           1,550
Loans charged-off                       (1,770)           (552)
Recoveries                                 193             142
                                    ----------     -----------
     Balance, September 30          $   11,150     $     9,733
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

         The allowance for loan losses is based on estimates, and ultimate losses will vary from current estimates. These estimates are reviewed quarterly, and as adjustments, either positive or negative, become necessary, a corresponding increase or decrease is made in the provision for loan losses. The methodology used to determine the adequacy of the allowance for loan losses for the second quarter of 2002 is consistent with prior periods.

         The Company's provision for loan losses was $1.1 million for the third quarter of 2002 compared to $346,000 for the similar period in 2001. For the nine months ended September 30, 2002, the provision for losses was $2.6 million compared to $1.6 million for the comparable period in 2001. This increase is due to probable incurred losses on problem loans. Net charge-offs for the nine months ended September 30, 2002 were $1.6 million compared to $410,000 for the nine months ended September 30, 2001. The Company charged-off $1.2 million in loans during the three months ended September 30, 2002. These charge-offs were loans previously identified as workouts during the second and third quarters of 2002. Commercial loans and commercial real estate loans represented $679,000 and $375,000, respectively, of the $1.2 million charged-off during the quarter. Charge-offs totaling $700,000 were related to one loan relationship in West Central Illinois. The net charge-off percentage to average loans was 0.15% and 0.05% at September 30, 2002 and September 30, 2001, respectively.

         The allowance for loan losses was $11.2 million, or 0.98% of total loans, as of September 30, 2002 and $10.1 million, or 1.01% of total loans, at December 31, 2001. In management's judgment, an adequate allowance for loan losses has been established.

Nonaccrual and Nonperforming Loans
----------------------------------

         Nonaccrual loans increased to $4.3 million as of September 30, 2002 from $1.8 million as of December 31, 2001. Most of the nonaccrual loans are related to several commercial loans which are being addressed by specific workout plans at this time.

         Nonperforming loans include nonaccrual loans and accruing loans which are 90 days or more delinquent. Typically, these loans have adequate collateral protection and/or personal guaranties to provide a source of repayment to the Bank. Nonperforming loans were $8.4 million as of September 30, 2002 compared to $5.7 million at June 30, 2002, $2.4 million at December 31, 2001, and $3.4 million at September 30, 2001. Nonperforming loans were 0.74%, 0.53%, 0.24%, and 0.36% of total loans as of September 30, 2002, June 30, 2002, December 31, 2001, and September 30, 2001, respectively. Nonperforming loans were 0.44%, 0.30%, 0.13%, and 0.20% of total assets as of September 30, 2002, June 30, 2002, December 31, 2001, and September 30, 2001, respectively. Allowance for loan losses to nonperforming loans ratio was 1.33x, 1.96x, 4.28x, and 2.86x at September 30, 2002, June 30, 2002, December 31, 2001, and September 30, 2001, respectively.

         Other real estate owned was $225,000 at September 30, 2002 and $355,000 at December 31, 2001 and September 30, 2001. Nonperforming assets were 0.45%, 0.15%, and 0.22% of total assets at September 30, 2002, December 31, 2001, and September 30, 2001, respectively.

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

         Securities available-for-sale are carried at fair value, with related unrealized net gains or losses, net of deferred income taxes, recorded as an adjustment to equity capital. As of September 30, 2002, net unrealized losses on securities available-for-sale decreased $7.8 million from an unrealized loss of $1.1 million at December 31, 2001 to an unrealized gain of $6.7 million. This change resulted in a $7.8 million increase in book equity, exclusive of the impact of the transfer of securities available-for-sale to held-to-maturity, discussed in the following paragraphs.

         Securities available-for-sale decreased to $537.3 million as of September 30, 2002 from $683.5 million as of December 31, 2001. U.S. government agency mortgage-backed securities decreased 31.4% or $187.5 million from $596.1 million as of December 31, 2001 to $408.7 million as of September 30, 2002. The Company reclassified $100 million of its mortgage-backed securities from available-for-sale to held-to-maturity under permissible provisions of FASB 115 in order to enhance its interest rate risk position. Equity securities decreased $22.6 from $72.2 million at December 31, 2001 to $49.6 million as of September 30, 2002. Equity securities at September 30, 2002 included capital securities of United States agencies, bond-rated or credit equivalent community banks, and Federal Home Loan Bank and Federal Reserve Bank stock. Obligations of state and political subdivisions increased $44.0 million to $57.0 million at September 30, 2002 from $13.0 million at December 31, 2001. U.S. treasury and government agency securities increased $10.7 million to $11.2 million at September 30, 2002 from $516,000 at December 31, 2001.

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

         During the third quarter of 2002, the Company reclassified approximately $100 million of mortgage-backed securities from the available-for-sale category to the held-to-maturity category. This transfer was required to be at fair value which results in an unrealized gain and accumulated other comprehensive income at the time of transfer, $1,396,000 and $842,000, respectively, which is being amortized/accreted to expense/income over the life of the securities as a yield adjustment. This was the primary reason securities held-to-maturity increased $94.4 million to $115.8 million as of September 30, 2002 from $21.4 million as of December 31, 2001. This transfer was completed in order to enhance the Company's interest rate risk by matching longer term assets with longer term funding sources.

         There were no trading account securities held at September 30, 2002 or December 31, 2001. The Company holds trading account securities on a short-term basis based on market and liquidity conditions.

Other Assets
------------

         The Company's investment in Bank-Owned Life Insurance ("BOLI") increased by $702,000 as the cash surrender value of the insurance increased from December 31, 2001 to September 30, 2002. Management currently intends to use the BOLI to fund future employee benefit expense.

Pending Acquisition
-------------------

         On July 22, 2002, the Company jointly announced with Big Foot Financial Corp (NASDAQ: BFFC), the execution of a definitive agreement providing for the acquisition of BFFC by the Company in a stock merger transaction.

         At closing, the Company will issue 1.104 shares of its common stock for each share of BFFC common stock outstanding on the effective date of the merger, resulting in a deal value of approximately $33.4 million, based on closing prices of the Company's and BFFC's common stock on July 19, 2002. The price is a 25.5% premium to BFFC's closing price of $16.95 on that date. BFFC had 1,509,168 shares outstanding as of September 30, 2002. The exchange ratio is fixed, and BFFC has the right to terminate the transaction if the Company's stock price falls below an average of $17.12 during the 20 trading days prior to closing, subject to certain provisions.

         It is currently anticipated that Fairfield Savings Bank F.S.B., BFFC's thrift subsidiary, will merge into Midwest Bank and Trust Company, and current plans call for the retention of all Fairfield Savings Bank branches. The transaction is expected to be accretive to the Company's earnings per share and capital ratios. The transaction, which is subject to approval by regulators and BFFC's shareholders, is expected to close in the first quarter of 2003.

         None of the senior management of BFFC are expected to continue in their positions after completion of the transaction. Identified cost savings as a result of the merger are anticipated to be approximately $2.0 million annually, which represents 42.7% of BFFC's other expenses. The Company anticipates total merger related expenses of $6.1 million, or $4.3 million after-tax.

Deposits and Borrowed Funds
---------------------------

         Total deposits of $1.4 billion as of September 30, 2002 represented an increase of $142.5 million or 11.8% from $1.2 billion as of December 31, 2001. Non-interest-bearing deposits were $131.5 million at September 30, 2002, $3.2 million lower than the $134.7 million level as of December 31, 2001. Over the same period, interest-bearing deposits increased 13.5% or $145.7 million. Certificates of deposit under $100,000 increased $140.6 million from December 31, 2001 to September 30, 2002. Certificates of deposit over $100,000 and public funds increased $15.8 million from December 31, 2001 to September 30, 2002.

         The Company's membership in the Federal Home Loan Bank System gives it the ability to borrow funds from the Federal Home Loan Bank of Chicago for short- or long-term purposes under a variety of programs. The loans are used to fund growth and permit the Banks to extend term maturities, reduce funding costs and manage interest rate risk exposures more effectively.

         Federal Home Loan Bank advances were $237.5 million at September 30, 2002 and $244.5 million at December 31, 2001. The weighted average rate for Federal Home Loan Bank advances was 5.48% during the nine months ended September 30, 2002 with a range of maturities between one and ten years.

         Borrowed funds at September 30, 2002 and December 31, 2001 are listed below:

                                                    2002          2001
                                                    ----          ----
                                                  (dollars in thousands)
Federal Home Loan Bank (FHLB) advances
  to bank subsidiaries                            $237,500     $244,500
Revolving line of credit ($25,000,000 available)    11,300        6,500
                                                  --------     --------
     Total notes payable                          $248,800     $251,000
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

         The Company also utilizes securities sold under repurchase agreements as a source of funds. Most local municipalities and some other organizations must have funds insured or collateralized pursuant to their own policies. Repurchase agreements provide a source of funds and do not increase the Company's reserve requirement. Although the balance of repurchase agreements is subject to variation, particularly seasonal variation, the account relationships represented by these balances are principally local and have been maintained for relatively long periods of time. The Company had $138.2 million in securities sold under repurchase agreements at September 30, 2002 compared to $146.8 million at December 31, 2001. The Company had no federal funds purchased at September 30, 2002 compared to $24.4 million at December 31, 2001.

         In addition, in June 2000, the Company issued 10% junior subordinated debentures aggregating $20 million to MBHI Capital Trust I, a wholly-owned subsidiary of the Company. The junior subordinated debentures pay interest on a quarterly basis and will mature on June 7, 2030. The junior subordinated debentures can be redeemed, in whole or in part, beginning June 7, 2005. In January 2002, the Company entered into a plain vanilla interest rate swap converting the junior subordinated debentures from a fixed rate instrument to floating rate debt. See Note 6 to unaudited consolidated financial statements. During July of 2002, the Company terminated the fair value hedge.

         In August 2002, the Company entered into a stand-alone derivative transaction with a notional amount of $20 million for a term of five years, maturing August 30, 2007. This transaction is a floating rate interest swap. The underlying instrument has a credit rating of Aa2/AA and is priced at 3-Month LIBOR plus 125 basis points. Since the swap is not a hedge it is viewed as a stand-alone derivative. Changes in the market value of stand-alone derivatives are charged to earnings on a quarterly basis. As of September 30, 2002, there was no impact on earnings.

Capital Resources
-----------------

         Stockholders' equity increased $23.7 million, or 24.6%, from $96.2 million at December 31, 2001 to $119.9 million at September 30, 2002. The increase was due to 2002 cumulative earnings exceeding dividends declared as well as an $8.6 million increase in the fair value of securities available-for-sale, net of tax.

         The Company and its two subsidiary banks are subject to regulatory capital requirements administered by federal banking agencies. Capital adequacy guidelines and prompt corrective action regulations involve quantitative measures of assets, liabilities, and certain off-balance-sheet items calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by regulators about components, risk weightings and other factors, and the regulators can lower classifications in certain areas. Failure to meet various capital requirements can initiate regulatory action that could have a direct material effect on the financial statements.

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

         The Company and each of the Banks were categorized as well capitalized as of September 30, 2002. Management is not aware of any conditions or events since the most recent regulatory notification that would change the Company's or the Banks' categories.

         Capital levels and minimum required levels (dollars in thousands):

                                                                     As of September 30, 2002
                                            ------------------------------------------------------------------------
                                                                                                  Minimum Required
                                                                        Minimum Required              To Be Well
                                                   Actual             For Capital Adequacy            Capitalized
                                                   ------             --------------------            -----------
                                            Amount        Ratio        Amount        Ratio       Amount        Ratio
                                            ------        -----        ------        -----       ------        -----
                                                                      (Dollars in thousands)
Total capital to risk-weighted assets
    Company                                 $138,909      10.9%       $102,412        8.0%      $128,015       10.0%
    Midwest Bank and Trust Company           126,193      11.2          90,005        8.0        112,507       10.0
    Midwest Bank of Western Illinois          17,804      11.9          11,965        8.0         14,957       10.0

Tier I capital to risk-weighted assets
    Company                                  127,759      10.0          51,206        4.0         76,809        6.0
    Midwest Bank and Trust Company           116,112      10.3          45,003        4.0         67,504        6.0
    Midwest Bank of Western Illinois          16,719      11.2           5,983        4.0          8,974        6.0

Tier I capital to average assets
    Company                                  127,759       6.7          75,904        4.0         94,880        5.0
    Midwest Bank and Trust Company           116,112       7.1          65,105        4.0         81,381        5.0
    Midwest Bank of Western Illinois          16,719       6.4          10,460        4.0         13,075        5.0

                                                                     As of September 30, 2001
                                            ------------------------------------------------------------------------
                                                                                                  Minimum Required
                                                                        Minimum Required              To Be Well
                                                   Actual             For Capital Adequacy            Capitalized
                                                   ------             --------------------            -----------
                                            Amount        Ratio        Amount        Ratio       Amount        Ratio
                                            ------        -----        ------        -----       ------        -----
                                                                      (Dollars in thousands)

Total capital to risk-weighted assets
    Company                                 $120,158      11.0%       $ 87,223        8.0%      $109,029       10.0%
    Midwest Bank and Trust Company           106,569      11.1          76,535        8.0         95,668       10.0
    Midwest Bank of Western Illinois          15,515      11.8          10,554        8.0         13,193       10.0

Tier I capital to risk-weighted assets
    Company                                  110,425      10.1          43,612        4.0         65,417        6.0
    Midwest Bank and Trust Company            98,040      10.2          38,256        4.0         57,401        6.0
    Midwest Bank of Western Illinois          14,312      10.8           5,277        4.0          7,916        6.0

Tier I capital to average assets
    Company                                  110,425       6.8          65,174        4.0         81,468        5.0
    Midwest Bank and Trust Company            98,040       7.0          55,784        4.0         69,730        5.0
    Midwest Bank of Western Illinois          14,312       6.2           9,182        4.0         11,478        5.0

         In October 2002, the Company formed MBHI Capital Trust II (the "Trust"), a statutory trust formed under the laws of the State of Delaware and a wholly-owned financing subsidiary of the Company. In October 2002, the Trust issued $15 million in aggregate liquidation amount of trust preferred securities in a private placement offering. Simultaneously with the issuance of the trust preferred securities by the Trust, the Company issued an equivalent amount of junior subordinated debentures to the Trust. The junior subordinated debentures are the sole assets of the Trust. The junior subordinated debentures and the trust preferred securities pay distributions and dividends, respectively, on a quarterly basis, which are included in interest expense. The interest rate payable on the debentures and the trust preferred securities resets quarterly, and is equal to LIBOR plus 3.45%, provided that this rate cannot exceed 12.5% through the interest payment date in November 2007. The junior subordinated debentures will mature on November 7, 2032, at which time the preferred securities must be redeemed. The Company has provided a full, irrevocable, and unconditional guarantee on a subordinated basis of the obligations of the Trust under the preferred securities as set forth in such guarantee agreement. Debt issuance costs and fees of the placement agent in connection with the offering will be capitalized and will be amortized over the estimated life of the junior subordinated debentures.

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

         Net cash inflows provided by operations were $20.2 million for the nine months ended September 30, 2002 compared to $17.8 million a year earlier. Net cash outflows from investing activities were $100.8 million in the first nine months of 2002 compared to a net cash outflow of $210.5 million a year earlier. Cash inflows from financing activities for the nine months ended September 30, 2002 were $102.9 million compared to a net inflow of $190.8 million in 2001.

         In the event of short-term liquidity needs, the Banks may purchase federal funds from correspondent banks. In addition, the Company has established repurchase agreements and brokered certificates of deposit arrangements with various financial sources. The Company's membership in the Federal Home Loan Bank System gives it the ability to borrow funds from the Federal Home Loan Bank of Chicago for short- or long-term purposes under a variety of programs. The Company also has a $25.0 million revolving line of credit of which $13.7 million is available.

         The Banks also have various funding arrangements with commercial and investment banks providing up to $1.8 billion of available funding sources in the form of Federal funds lines, repurchase agreements, and brokered certificate of deposit programs. Unused capacity under these lines was $1.6 billion at September 30, 2002. The Banks maintain these funding arrangements to achieve favorable costs of funds, manage interest rate risk, and enhance liquidity in the event of deposit withdrawals.

         Interest received net of interest paid was a principal source of operating cash inflows for the three and nine months ended September 30, 2002 and September 30, 2001, respectively. Management of investing and financing activities and market conditions determine the level and the stability of net interest cash flows. Management's policy is to mitigate the impact of changes in market interest rates to the extent possible so that balance sheet growth is the principal determinant of growth in net interest cash flows.

                ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES
                                ABOUT MARKET RISK

Interest Rate Sensitivity Analysis
----------------------------------

         The Company's overall interest rate sensitivity is demonstrated by net interest income analysis. Net interest income analysis measures the change in net interest income in the event of hypothetical changes in interest rates. This analysis assesses the risk of change in net interest income in the event of sudden and sustained 1.0% to 2.0% increases and decreases in market interest rates. The table below presents the Company's projected changes in net interest income for the various rate shock levels at September 30, 2002.

                                   Net Interest Income
                  ------------------------------------------------------
                      Amount             $ Change            % Change
                      ------             --------            --------
                                  (dollars in thousands)

   -200 bp        $    60,154         $  (1,259)              (2.05)%
   -100 bp             62,071               658                1.07
    Base               61,413                 -                   -
   +100 bp             59,635            (1,778)              (2.90)
   +200 bp             61,441                28                0.05


         As shown above, at September 30, 2002, the effect of an immediate 200 basis point increase in interest rates would decrease the Company's net interest income by 0.05% or $28,000. The effect of an immediate 200 basis point reduction in rates would decrease the Company's net interest income by 2.05% or $1.3 million.

         The projected changes in the Company's net interest income for the various rate shock levels at December 31, 2001 were the following:

                                    Net Interest Income
                   -----------------------------------------------------
                       Amount             $ Change            % Change
                       ------             --------            --------
                                   (dollars in thousands)

   -200 bp         $    69,191         $   1,565                2.31%
   -100 bp              69,487             1,861                2.75
    Base                67,626                 -                   -
   +100 bp              64,550            (3,076)              (4.36)
   +200 bp              64,675            (2,951)              (4.55)


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

                        ITEM 4. - CONTROLS AND PROCEDURES

         Within the 90 days prior to the date of this report, the Company's Chief Executive Officer and Chief Financial Officer carried out an evaluation, with the participation of other members of management as they deemed appropriate, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as contemplated by Exchange Act Rule 13a-14. Based upon, and as of the date of that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective, in all material respects, in timely alerting them to material information relating to the Company (and its consolidated subsidiaries) required to be included in the periodic reports the Company is required to file and submit to the SEC under the Exchange Act.

         There have been no significant changes to the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date that the internal controls were most recently evaluated. There were no significant deficiencies or material weaknesses identified in that evaluation and, therefore, no corrective actions were taken.

               SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES
                          LITIGATION REFORM ACT OF 1995

         This report contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The Company intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 and is including this statement for purposes of these safe harbor provisions. Forward-looking statements, which are based on certain assumptions and describe future plans, strategies, and expectations of the Company, are generally identifiable by use of the words "believe," "expect," "intend," "anticipate," "estimate," "project," or similar expressions. The Company's ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Important factors which could cause actual events to differ from the Company's expectations include, but are not limited to, fluctuations in interest rates and loan and deposit pricing, which could reduce the Company's net interest margins, asset valuations and expense expectations; a deterioration in the economy or business conditions, either nationally or in the Company's market areas, that could increase credit-related losses and expenses; increases in defaults by borrowers and other loan delinquencies resulting in increases in the Company's provision for loan losses and related expenses; higher than anticipated costs related to the Company's new banking centers or slower than expected earning assets growth which could extend anticipated breakeven periods at these locations; unanticipated delays or problems relating to the Company's pending acquisition of Big Foot Financial Corp.; the potential dilutive effect of future acquisitions, if any; significant increases in competition; legislative or regulatory changes applicable to bank holding companies or the Company's banking or other subsidiaries; and possible changes in tax rates, tax laws, or tax law interpretation.

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

         None

Item 3.    Defaults Upon Senior Securities

         None

Item 4.    Submission of Matters to a Vote of Security Holders

         A special meeting of stockholders of the Company was held on July 1, 2002. One proposal was submitted to a vote of the stockholders as described in the Company's proxy statement dated June 3, 2002. The following is a brief description of the matter voted upon, as well as the outcome of the vote:


         To amend the Company's Restated Certificate of Incorporation to increase the number of authorized shares of the Company's common stock from 17,000,000 to 24,000,000:

                    Votes For:                       9,876,957
                    Against:                            97,469
                    Abstain:                             5,613

Item 5.    Other Information

         None

Item 6.    Exhibits and Reports on Form 8-K

         (a) Exhibits

         The following exhibits are either filed as part of this report or are incorporated herein by reference:

         3.1 Restated Certificate of Incorporation, as amended (incorporated by reference to Registrant's Registration Statement on Form S-1, Registration No. 333-42827).

         3.2 Restated By-laws, as amended (incorporated by reference to Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998, File No 0-29652).

         3.3 Amendment of Restated By-laws (incorporated by reference to Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2000, File No. 0-29598).

         3.4      Amendment of Restated By-laws.

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

         99.1 Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, from the Company's Chief Executive Officer.

         99.2 Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, from the Company's Chief Financial Officer.


         (b) Reports on Form 8-K

                  Current Report on Form 8-K dated July 17, 2002, filed with the SEC on July 17, 2002.

                  Current Report on Form 8-K dated July 19, 2002, filed with the SEC on July 22, 2002.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 1, 2002

                                         MIDWEST BANC HOLDINGS, INC.
                                         (Registrant)

                                         By: /s/ Brad A. Luecke
                                             ----------------------------------
                                         Brad A. Luecke,
                                         President and Chief Executive Officer

                                         By: /s/ Daniel R. Kadolph
                                             ----------------------------------
                                         Daniel R. Kadolph,
                                         Senior Vice President and
                                         Chief Financial Officer

                  CERTIFICATION OF PRINCIPAL EXECUTIVE OFFICER
                  --------------------------------------------

I, Brad A. Luecke, President and Chief Executive Officer, certify that:

1) I have reviewed this quarterly report on Form 10-Q of Midwest Banc Holdings, Inc.;

2) Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3) Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4) The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5) The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6) The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 1, 2002
      ----------------

/s/ Brad A. Luecke
-------------------------------------
Brad A. Luecke
President and Chief Executive Officer

                  CERTIFICATION OF PRINCIPAL FINANCIAL OFFICER
                  --------------------------------------------

I, Daniel R. Kadolph, Senior Vice President and Chief Financial Officer, certify that:

1) I have reviewed this quarterly report on Form 10-Q of Midwest Banc Holdings, Inc.;

2) Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3) Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4) The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:


         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5) The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6) The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 1, 2002
      --------------------

/s/ Daniel R. Kadolph
-------------------------------------------------
Daniel R. Kadolph
Senior Vice President and Chief Financial Officer

                                    EXHIBITS
                                    --------

3.1 Restated Certificate of Incorporation, as amended (incorporated by reference to Registrant's Registration Statement on Form S-1, Registration No. 333-42827).

3.2 Restated By-laws, as amended (incorporated by reference to Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998, File No 0-29652).

3.3 Amendment of Restated By-laws (incorporated by reference to Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2000, File No. 0-29598).

3.4      Amendment of Restated By-laws.

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