Form 10-Q/A
period 2002-09-30
MIDWEST BANC HOLDINGS INC
filed 2003-04-16
CIK 1051379

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the Quarterly Period ended September 30, 2002

Commission File Number: 001-13735

MIDWEST BANC HOLDINGS, INC.

(Exact name of Registrant as specified in its charter.)

Delaware	36-3252484
(State or other jurisdiction of	(I.R.S. Employer Identification Number)
incorporation or organization)

501 W. North Ave
Melrose Park, Illinois	60160
(Address of principal executive offices)	(ZIP code)

(708) 865-1053
(Registrant’s telephone number, including area code)

     Indicate by checkmark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [   ] No [X]

     Indicate by checkmark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [   ]

     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	November 1, 2002

Common, par value $.01	16,154,030

ITEM 1— FINANCIAL STATEMENTS
ITEM 2 — MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
ITEM 3 — QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
ITEM 4 — CONTROLS AND PROCEDURES
PART II
Items 1- 5. Other Information
Item 6. Exhibits and Reports on Form 8-K
SIGNATURES
CERTIFICATION OF PRINCIPAL EXECUTIVE OFFICER
EXHIBITS
Certification of CEO
Certification of CFO

Explanatory Note

This Form 10-Q/A for the quarter ended September 30, 2002 is being filed to amend the report previously filed by the Company on November 1, 2002 to provide restated interim financial statements as of and for the period ended September 30, 2002 and related appropriate amendments to Management’s Discussion and Analysis of Financial Condition and Results of Operations. The restatement of financial information results from the Company’s reclassification of certain loans as of September 30, 2002 based on a review of those loans by federal and state bank regulatory authorities during the first quarter of 2003. The Company previously reported on March 7, 2003 that it was in discussions with the regulators regarding a reclassification of certain loans to one borrower and its affiliates.

See accompanying notes to unaudited consolidated financial statements.

ITEM 1 — FINANCIAL STATEMENTS

MIDWEST BANC HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(In Thousands)

	September 30,	December 31,
	2002	2001
	(Restated)

ASSETS
Cash and cash equivalents	$72,148	$49,812
Securities available-for-sale	537,321	683,474
Securities held-to-maturity	115,813	21,445
Loans	1,133,282	1,003,386
Allowance for loan losses	(20,950)	(10,135)

Net loans	1,112,332	993,251
Cash value of life insurance	20,256	19,554
Premises and equipment, net	18,619	19,477
Other real estate	225	355
Goodwill	4,548	3,524
Other assets	25,636	19,530

Total assets	$1,906,898	$1,810,422

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES
Deposits
Non-interest-bearing	$131,507	$134,707
Interest-bearing	1,222,489	1,076,813

Total deposits	1,353,996	1,211,520
Federal funds purchased	—	24,350
Securities sold under agreements to repurchase	138,227	146,800
Advances from the Federal Home Loan Bank	237,500	244,500
Junior subordinated debt	20,000	20,000
Note payable	11,300	6,500
Due to broker	10,715	46,432
Other liabilities	21,308	14,106

Total liabilities	1,793,046	1,714,208

STOCKHOLDERS’ EQUITY
Preferred stock	—	—
Common stock	114	114
Surplus	29,392	29,587
Retained earnings	85,444	77,256
Accumulated other comprehensive income (loss)	7,552	(1,057)
Treasury stock, at cost	(8,650)	(9,686)

Total stockholders’ equity	113,852	96,214

Total liabilities and stockholders’ equity	$1,906,898	$1,810,422

See accompanying notes to unaudited consolidated financial statements.

MIDWEST BANC HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
Three Months Ended September 30, 2002 and 2001
(In Thousands, Except Per Share Data)

	2002	2001
	(Restated)

Interest Income
Loans	$19,114	$19,205
Securities
Taxable	8,383	8,872
Exempt from federal income taxes	817	363
Trading account securities	—	16
Federal funds sold and other short-term investments	39	37

Total interest income	28,353	28,493
Interest Expense
Deposits	8,617	12,027
Advances from the Federal Home Loan Bank	3,328	3,415
Note payable	63	96
Federal funds purchased and securities sold under agreements to repurchase	1,119	613
Junior subordinated debt	210	500

Total interest expense	13,337	16,651

Net interest income	15,016	11,842
Provision for loan losses	10,915	346

Net interest income after provision for loan losses	4,101	11,496
Other Income
Service charges on deposits	1,489	1,363
Net gains on securities transactions	97	714
Net trading account profits	—	318
Option income	335	288
Mortgage banking fees	208	134
Insurance and brokerage commissions	385	206
Trust income	134	157
Increase in cash surrender value of life insurance	234	234
Other income	165	185

Total other income	3,047	3,599
Other Expenses
Salaries and employee benefits	5,227	4,771
Occupancy and equipment	1,136	1,246
Professional services	708	511
Marketing	135	240
Other expenses	1,099	1,217

Total other expenses	8,305	7,985

Income (loss) before income taxes	(1,157)	7,110
Provision (benefit) for income taxes	(1,487)	2,324

Net Income	$330	$4,786

Basic earnings per share	$0.02	$0.30

Diluted earnings per share	$0.02	$0.29

See accompanying notes to unaudited consolidated financial statements.

MIDWEST BANC HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
Three Months Ended September 30, 2002 and 2001
(In Thousands, Except Per Share Data)

	2002	2001
	(Restated)

Net income	$330	$4,786
Net increase in fair value of securities classified as available-for-sale, net of income taxes and reclassification adjustments	3,687	7,257

Comprehensive income	$4,017	$12,043

See accompanying notes to unaudited consolidated financial statements.

MIDWEST BANC HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
Nine Months Ended September 30, 2002 and 2001
(In Thousands, Except Per Share Data)

	2002
	(Restated)	2001

Interest Income
Loans	$55,654	$58,319
Securities
Taxable	27,765	25,714
Exempt from federal income taxes	1,808	1,157
Trading account securities	—	16
Federal funds sold and other short-term investments	112	238

Total interest income	85,339	85,444
Interest Expense
Deposits	25,730	37,489
Advances from the Federal Home Loan Bank	9,921	10,114
Note payable	168	315
Federal funds purchased and securities sold under agreements to repurchase	3,215	1,471
Junior subordinated debt	958	1,500

Total interest expense	39,992	50,889

Net interest income	45,347	34,555
Provision for loan losses	12,392	1,550

Net interest income after provision for loan losses	32,955	33,005
Other Income
Service charges on deposits	4,198	3,519
Net gains on securities transactions	1,392	2,252
Net trading account profits	348	815
Option income	989	346
Mortgage banking fees	440	407
Insurance and brokerage commissions	988	486
Trust income	430	523
Increase in cash surrender value of life insurance	702	702
Other income	503	538

Total other income	9,990	9,588
Other Expenses
Salaries and employee benefits	15,470	13,826
Occupancy and equipment	3,584	3,764
Professional services	1,982	1,549
Marketing	601	644
Other expenses	3,390	3,430

Total other expenses	25,027	23,213

Income before income taxes	17,918	19,380
Provision for income taxes	4,887	6,495

Net Income	$13,031	$12,885

Basic earnings per share	$0.81	$0.80

Diluted earnings per share	$0.79	$0.79

See accompanying notes to unaudited consolidated financial statements.

MIDWEST BANC HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
Nine Months Ended September 30, 2002 and 2001
(In Thousands, Except Per Share Data)

	2002
	(Restated)	2001

Net income	$13,031	$12,885
Net increase in fair value of securities classified as available-for-sale, net of income taxes and reclassification adjustments	8,609	8,406

Comprehensive income	$21,640	$21,291

See accompanying notes to unaudited consolidated financial statements.

MIDWEST BANC HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)
Nine Months Ended September 30, 2002 and 2001
(In Thousands, Except Per Share Data)

				Accumulated
				Other		Total
				Compre-		Stock-
	Common		Retained	hensive	Treasury	holders'
	Stock	Surplus	Earnings	Income/(Loss)	Stock	Equity
			(Restated)			(Restated)

Balance, January 1, 2001	$114	$29,654	$65,814	$(3,861)	$(9,145)	$82,576
Cash dividends declared ($0.30 per share)	—	—	(4,833)	—	—	(4,833)
Issuance of common stock upon exercise of stock options, net of tax benefit	—	(109)	—	—	—	(109)
Comprehensive income
Net income	—	—	12,885	—	—	12,885
Net increase in fair value of securities classified as available-for-sale, net of income taxes and reclassification adjustments	—	—	—	8,406	—	8,406

Total comprehensive income						21,291

Balance, September 30, 2001	$114	$29,545	$73,866	$4,545	$(9,145)	$98,925

Balance, January 1, 2002	$114	$29,587	$77,256	$(1,057)	$(9,686)	$96,214
Cash dividends declared ($0.30 per share)	—	—	(4,843)	—	—	(4,843)
Purchase of 25,000 shares of treasury stock	—	—	—	—	(390)	(390)
Issuance of common stock upon acquisition and exercise of stock options, net of tax benefit	—	(195)	—	—	1,426	1,231
Comprehensive income
Net income	—	—	13,031	—	—	13,031
Net increase in fair value of securities classified as available-for-sale, net of income taxes and reclassification adjustments	—	—	—	8,609	—	8,609

Total comprehensive income						21,640

Balance, September 30, 2002	$114	$29,392	$85,444	$7,552	$(8,650)	$113,852

See accompanying notes to unaudited consolidated financial statements.

MIDWEST BANC HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
Nine Months Ended September 30, 2002 and 2001
(In Thousands)

	2002	2001
	(Restated)

Cash flows from operating activities
Net income	$13,031	$12,885
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	1,688	1,910
Provision for loan losses	12,392	1,550
Proceeds from sales of trading account securities, net	348	815
Net gain on sale of securities	(1,392)	(2,252)
Net trading account profits	(348)	(815)
Federal Home Loan Bank Stock dividend	(517)	(661)
Net proceeds from real estate loans originated for sale	(231)	(643)
Increase in cash surrender value of life insurance	(702)	(702)
Gain on sale of other real estate	(9)	(1)
Change in other assets	(7,024)	(3,573)
Change in other liabilities	2,952	9,286

Net cash from operating activities	20,188	17,799
Cash flows from investing activities
Sales and maturities of securities available-for-sale	302,191	301,941
Principal payments on securities	137,315	93,657
Purchase of securities available-for-sale	(408,381)	(476,505)
Maturities of securities held-to-maturity	900	1,424
Net increase in loans	(131,243)	(131,585)
Acquisition, net	(1,008)	—
Proceeds from sale of other real estate	261	1,156
Property and equipment expenditures, net	(830)	(570)

Net cash from investing activities	(100,795)	(210,482)
Cash flows from financing activities
Net increase in deposits	142,476	126,623
Borrowings	6,300	8,750
Repayment of borrowings	(8,500)	(2,550)
Dividends paid	(4,834)	(4,833)
Securities sold under agreements to repurchase and federal funds purchased	(32,923)	62,937
Treasury stock activity, net	424	(109)

Net cash from financing activities	102,943	190,818

Increase (decrease) in cash and cash equivalents	22,336	(1,865)
Cash and cash equivalents at beginning of period	49,812	46,556

Cash and cash equivalents at end of period	$72,148	$44,691

Supplemental disclosures
Cash paid during the year for
Interest	$39,801	$50,320
Income taxes	8,757	4,256
Amount due to broker for purchases of securities	10,715	46,432
Transfer from available-for-sale securities to held-to-maturity	99,841	—

See accompanying notes to unaudited consolidated financial statements.

NOTE 1 — BASIS OF PRESENTATION

     The consolidated financial information of Midwest Banc Holdings, Inc. (the “Company”) included herein is unaudited; however, such information reflects all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation for the interim periods. The financial statements included herein have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X and have been restated from the financial statements included in the Form 10-Q filed by the Company on November 1, 2002 to reflect the impact of subsequent events on the presentation of the allowance for loan losses. See Note 12.

     The annualized results of operations for the three months and nine months ended September 30, 2002 are not necessarily indicative of the results expected for the full year ending December 31, 2002.

NOTE 2 — STOCK DIVIDEND

     On July 9, 2002, the Company effected a three-for-two stock split payable in the form of a stock dividend. All references to number of shares issued, outstanding (basic and diluted) and held in treasury, earnings per share, and book value per share, for all periods presented have been restated as if the three-for-two stock split had actually occurred on January 1, 2001.

NOTE 3 — EARNINGS PER SHARE

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

	For the three months		For the nine months
	ended September 30,		ended September 30,

	2002	2001	2002	2001
	(Restated)		(Restated)

	(In thousands, except per share data)
Basic
Net income	$330	$4,786	$13,031	$12,885

Weighted average common shares outstanding	16,160	16,110	16,122	16,110

Basic earnings per common share	$0.02	$0.30	$0.81	$0.80

Diluted
Net income	$330	$4,786	$13,031	$12,885

Weighted average common shares outstanding	16,160	16,110	16,121	16,110
Diluted effect of stock options	476	272	398	206

Dilutive average common shares	16,636	16,382	16,519	16,316

Diluted earnings per common share	$0.02	$0.29	$0.79	$0.79

     All outstanding options were included in the computation of diluted earnings per share for the three months and nine months ended September 30, 2002 and 2001.

NOTE 4 — STOCK OPTIONS

     During the first nine months of 2002, 235,500 stock options were granted at an exercise price of $14.90 per share. In addition, during the first nine months of 2002, there were 126,330 outstanding options exercised. Total stock options outstanding were 1,122,447 at September 30, 2002 with exercise prices ranging between $5.42 and $14.90 and expiration dates between 2006 and 2012.

NOTE 5 — ISSUANCE OF TRUST PREFERRED SECURITIES

     In May 2000, the Company formed MBHI Capital Trust I (the “Trust”). The Trust is a statutory business trust formed under the laws of the State of Delaware and is wholly-owned by the Company. In June 2000, the Trust issued 10% preferred securities with an aggregate liquidation amount of $20 million ($25 per preferred security) to third-party investors. The Company then issued 10% junior subordinated debentures aggregating $20 million to the Trust. The junior subordinated debentures are the sole assets of the Trust. The junior subordinated debentures and the preferred securities pay distributions and dividends, respectively, on a quarterly basis, which are included in interest expense. The junior subordinated debentures will mature on June 7, 2030, at which time the preferred securities must be redeemed. The junior subordinated debentures and preferred securities can be redeemed contemporaneously, in whole or in part, beginning June 7, 2005 at a redemption price of $25 per preferred security. The Company has provided a full, irrevocable and unconditional guarantee on a subordinated basis of the obligations of the Trust under the preferred securities in the event of the occurrence of an event of default, as defined in such guarantee. Debt issuance costs totaling $270,000 and underwriting fees of $700,000 were capitalized related to the offering and are being amortized over the estimated life of the junior subordinated debentures.

NOTE 6 — HEDGING ACTIVITIES

     The Company is involved in certain derivative transactions. The Company’s Board of Directors has implemented policy guidelines and parameters for these types of transactions. All derivative instruments are recorded at their fair values and the change in the fair value of a derivative is included in other income. If derivative instruments are designated as hedges of fair values, both the change in the fair value of the hedge and the hedged item are included in current earnings. Fair value adjustments related to cash flow hedges are recorded in other comprehensive income and reclassified to earnings when the hedged transaction is reflected in earnings. Ineffective portions of hedges are reflected in earnings as they occur.

     In January 2002, the Company entered into an interest rate swap with a counterparty in order to convert its $20 million of outstanding trust preferred securities and related junior subordinated debentures from a 10% fixed rate instrument into floating rate debt. The interest rate swap has a notional amount of $20 million and was written to the call date on the trust preferred securities, which is June 7, 2005. The Company will pay the interest on the swap quarterly at a rate equal to the 3-month LIBOR. The counterparty will pay a fixed rate of 4.59% for the term of the agreement. The Company has documented this to be a fair value hedge of the junior subordinated debentures and reflects the change in the fair value of the swap as an adjustment to income, which, to the extent of its effectiveness, offsets the change in the fair value of the debentures.

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

NOTE 7 — RECENT REGULATORY DEVELOPMENTS

     On July 30, 2002, President Bush signed the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”). This legislation impacts corporate governance of public companies, affecting their officers and directors, their audit committees, their relationships with their accountants and the audit function itself. Certain provisions of the Act became effective on July 30, 2002. Others will become effective as the SEC adopts appropriate rules.

     The Sarbanes-Oxley Act implements a broad range of corporate governance and accounting measures for public companies designed to promote honesty and transparency in corporate America and better protect investors from corporate wrongdoing. The Sarbanes-Oxley Act’s principal legislation includes:

•	the creation of an independent accounting oversight board to oversee the audit of public companies and auditors who perform such audits;

•	auditor independence provisions which restrict non-audit services that independent accountants may provide to their audit clients;

•	additional corporate governance and responsibility measures, including (i) requiring the chief executive officer and chief financial officer to certify financial statements; (ii) prohibiting trading of securities by officers and directors during periods in which certain employee benefit plans are prohibited from trading; (iii) requiring a company’s chief executive officer and chief financial officer to forfeit salary and bonuses, including profits on the sale of company securities, in certain situations; and (iv) protecting whistleblowers and informants;

•	expansion of the power of the audit committee, including the requirements that the audit committee (i) have direct control of the engagement of the outside auditor, (ii) be able to hire and fire the auditor, and (iii) approve all non-audit services;

•	expanded disclosure requirements, including accelerated reporting of stock transactions by insiders and the prohibition of most loans to directors and executive officers of non-financial institutions;

•	mandatory disclosure by analysts of potential conflicts of interest; and

•	a range of enhanced penalties for fraud and other violations.

NOTE 8 — NEW ACCOUNTING STANDARDS

     In 2001, the FASB issued SFAS No. 142, “Goodwill and Other Intangible Assets,” which requires that goodwill no longer be amortized to earnings, but instead be reviewed for impairment. The amortization of goodwill ceases upon adoption of SFAS No. 142, which for most companies, was January 1, 2002. At September 30, 2002, the Company had $4.5 million of goodwill. Approximately $1.5 million of the goodwill recorded by the Company is related to a branch acquisition. The Company has adopted SFAS 147, “Acquisition of Certain Financial Institutions,” as of September 30, 2002 and has discontinued the amortization of the $1.5 million of goodwill recorded for the branch acquisition. The after tax impact of this was not material.

     During the second quarter of 2002, the Company completed the first step of its impairment testing of its goodwill. The Company concluded that there is no impairment. The impact of this standard on the three and nine-month periods ended September 30, 2002 and 2001 is as follows:

	September 30,		September 30,

	2002	2001	2002	2001
	QTD	QTD	YTD	YTD
	(Restated)		(Restated)

Reported net income	$330	$4,786	$13,031	$12,885
Add back: goodwill amortization	—	85	—	255

Adjusted net income	$330	$4,871	$13,031	$13,140

BASIC EARNINGS PER SHARE
Reported net income	$0.02	$0.30	$0.81	$0.80
Goodwill amortization	—	0.01	—	0.02

Adjusted net income	$0.02	$0.31	$0.81	$0.82

DILUTED EARNINGS PER SHARE
Reported net income	$0.02	$0.29	$0.79	$0.79
Goodwill amortization	—	0.01	—	0.02

Adjusted net income	$0.02	$0.30	$0.79	$0.81

NOTE 9 — ACQUISITION

     On July 22, 2002, the Company jointly announced with Big Foot Financial Corp. (“BFFC”), the execution of a definitive agreement providing for the acquisition of BFFC by the Company in a stock merger. At closing, the Company will issue 1.104 shares of its common stock for each share of BFFC common stock outstanding on the effective date, resulting in a deal value of approximately $33.4 million, based on closing prices of each of the Company’s and BFFC’s common stock on July 19, 2002. The price is a 25.5% premium to BFFC’s closing price of $16.95 on that date. BFFC had 1,509,168 shares outstanding as of September 30, 2002. The exchange ratio is fixed and BFFC has the right to terminate the transaction if the Company’s stock price falls below an average of $17.12 during the 20 trading days prior to closing, subject to certain provisions. The transaction, which is subject to approval by regulators and BFFC’s shareholders, is expected to close in the first quarter of 2003.

NOTE 10 — RECLASSIFICATION OF SECURITIES AVAILABLE-FOR-SALE

     During the third quarter of 2002, the Company reclassified approximately $100 million of mortgage-backed securities from the available-for-sale category to the held-to-maturity category. This transfer was required to be at fair value which resulted in an unrealized gain and accumulated other comprehensive income at the time of transfer, of $1,396,000 and $842,000, respectively, which is being amortized/accreted to expense /income over the life of the securities as a yield adjustment.

NOTE 11 — SUBSEQUENT EVENT (ISSUANCE OF TRUST PREFERRED SECURITIES)

     In October 2002, the Company formed MBHI Capital Trust II (the “Trust”), a statutory trust formed under the laws of the State of Delaware and a wholly-owned financing subsidiary of the Company. In October 2002, the Trust issued $15 million in aggregate liquidation amount of trust preferred securities in a private placement offering. Simultaneously with the issuance of the trust preferred securities by the Trust, the Company issued an equivalent amount of junior subordinated debentures to the Trust. The junior subordinated debentures are the sole assets of the Trust. The junior subordinated debentures and the trust preferred securities pay distributions and dividends, respectively, on a quarterly basis, which are included in interest expense. The interest rate payable on the debentures and the trust preferred securities resets quarterly, and is equal to LIBOR plus 3.45%, provided that this rate cannot exceed 12.5% through the interest payment date in November 2007. The junior subordinated debentures will mature on November 7, 2032, at which time the preferred securities must be redeemed. The Company has provided a full, irrevocable, and unconditional guarantee on a subordinated basis of the obligations of the Trust under the preferred securities as set forth in such guarantee agreement. Debt issuance costs and fees of the placement agent in connection with the offering will be capitalized and will be amortized over the estimated life of the junior subordinated debentures.

NOTE 12 — SUBSEQUENT EVENT (ALLOWANCE FOR LOAN LOSSES)

     On March 5, 2003, one of the Company’s subsidiary banks, Midwest Bank and Trust Company (the “Bank”), received a joint letter from the Federal Reserve Bank of Chicago (the “FRB”) and the Illinois Office of Banks and Real Estate (the “OBRE”) regarding loan classifications and additional provisions for loan losses that the regulators determined should be made for the year ended December 31, 2002 based on their review of a series of loans made by the Bank to an individual borrower and certain affiliated companies. The total credit relationship with the borrower approximated $19.6 million as of September 30, 2002. In light of the regulatory conclusions and additional internal analysis of available information, management has reclassified the loans as doubtful as of September 30, 2002 and, as a result, has recorded an additional provision of $9.8 million in the third quarter of 2002 and has reversed approximately $226,000 of accrued interest. The effect of these adjustments decreased net income and retained earnings, $6.0 million, net of tax as follows:

Previously Reported		Adjustments	As restated

Three Months ended September 30, 2002:
Net income (In thousands)	$6,379	$(6,049)	$330
Basic Earnings per share	.39	(.37)	.02
Diluted Earning per share	.38	(.36)	.02
Retained earnings (In thousands)	91,493	(6,049)	85,444
Nine Months ended September 30, 2002:
Net income (In thousands)	$19,080	$(6,049)	$13,031
Basic Earnings per share	1.18	(.37)	.81
Diluted Earning per share	1.16	(.37)	.79
Retained earnings (In thousands)	91,493	(6,049)	85,444

ITEM 2 — MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Recent Developments

     As previously reported by the Company, on March 5, 2003, the Company received a joint letter from the Federal Reserve Bank of Chicago (the “Federal Reserve”) and the Illinois Office of Banks and Real Estate (the “OBRE”) regarding additional loan classifications and provisions for loan losses that, based on their review of certain loans, the regulators determined should be made by one of the Company’s subsidiary banks, Midwest Bank and Trust Company (the “Bank”). The loans reviewed consisted of a series of loans to an individual borrower and certain affiliated companies that were outstanding as of September 30, 2002. The loans were secured by receivables and other collateral of other affiliated companies. The individual was indicted in March 2003 on certain criminal charges. None of the activities covered by the indictment involves the Bank. Two of the borrower’s affiliated companies (the “Affiliated Companies”) that provided collateral for the loans are the subject of pending voluntary bankruptcy proceedings initiated under Chapter 11 of the United States Bankruptcy Code in July 2002. The total credit relationship to this borrower consisted of loans with an aggregate outstanding principal balance of $19.6 million as of September 30, 2002.

     In assessing the adequacy of its allowance for loan losses on a quarterly basis, management considers a number of factors including, among other things, regulatory review of its loan portfolio. The Federal Reserve and the OBRE concluded that the loans described above should be classified as nonaccrual loans as of September 30, 2002, due to the regulators’ assessment that the ultimate collectibility of the loans as of the end of the third quarter was “doubtful”. As a result of further communications with the Federal Reserve and OBRE through early April 2003, and additional internal analysis of available information, the Company reclassified the $19.6 million of loans as nonaccrual loans as of September 30, 2002, and consistent with its loan loss reserve methodology, revised its interim financial statements as of and for the periods ended September 30, 2002, to record an additional provision to the allowance for loan losses of $9.8 million during the third quarter. The Company also reversed the $226,000 of interest income previously accrued on these loans during the third quarter, with an aggregate after-tax effect on previously reported earnings of $6.0 million.

The following tables summarize the balance sheet and income statement items that have been revised in the restated interim unaudited financial information for the period ended September 30, 2002 included in this Form 10-Q/A:

	As of September 30, 2002
	(In Thousands)
	Previously		As Reported
	Reported in Form 10-Q	Adjustments	in Form 10-Q/A

Selected Balance Sheet Data
ASSETS
Loans	$1,133,282	$—	$1,133,282
Allowance for loan losses	(11,150)	(9,800)	(20,950)

Net loans	1,122,132	(9,800)	1,112,332
Other assets(1)	22,341	3,295	25,636

Total assets	$1,913,403	$(6,505)	$1,906,898

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES
Other liabilities(2)	$21,764	$(456)	$21,308

Total liabilities	1,793,502	(456)	1,793,046

STOCKHOLDERS’ EQUITY
Retained earnings	91,493	(6,049)	85,444
Total stockholders’ equity	119,901	(6,049)	113,852

Total liabilities and stockholders’ equity	$1,913,403	$(6,505)	$1,906,898

(1)	Adjusted to reflect the reversal of $226,000 of accrued interest receivable and a $3.5 million increase in federal and state deferred income tax assets.
(2)	Adjusted to reflect a reduction in current federal and state deferred income tax payable of $456,000.

	Three Months Ended September 30, 2002
	(In Thousands, Except Per Share Data)
	Previously		As Reported
	Reported in Form 10-Q	Adjustments	in Form 10-Q/A

Selected Income Statement Data

Interest income on loans	$19,340	$(226)	$19,114
Other interest income	9,239	—	9,239

Total interest income	28,579	(226)	28,353

Total interest expense	13,337	—	13,337

Net interest income	15,242	(226)	15,016
Provision for loan losses	1,115	9,800	10,915

Net interest income after provision for loan losses	14,127	(10,026)	4,101
Total other income	3,047	—	3,047
Total other expenses	8,305	—	8,305

Income (loss) before income taxes	8,869	(10,026)	(1,157)
Provision (benefit) for income taxes	2,490	(3,977)	(1,487)

Net Income	$6,379	$(6,049)	$330

Basic earnings per share	$0.39	$(0.37)	$0.02

Diluted earnings per share	$0.38	$(0.36)	$0.02

	Nine Months Ended September 30, 2002
	(In Thousands, Except Per Share Data)
	Previously		As Reported
	Reported in Form 10-Q	Adjustments	in Form 10-Q/A

Selected Income Statement Data
Interest income on loans	$55,880	$(226)	$55,654
Other interest income	29,685	—	29,685

Total interest income	85,565	(226)	85,339
Total interest expense	39,992	—	39,992

Net interest income	45,573	(226)	45,347
Provision for loan losses	2,592	9,800	12,392

Net interest income after provision for loan losses	42,981	(10,026)	32,955
Total other income	9,990	—	9,990
Total other expenses	25,027	—	25,027

Income before income taxes	27,944	(10,026)	17,918
Provision for income taxes	8,864	(3,977)	4,887

Net Income	$19,080	$(6,049)	$13,031

Basic earnings per share	$1.18	$(0.37)	$0.81

Diluted earnings per share	$1.16	$(0.37)	$0.79

     The following table shows the revised regulatory capital levels and minimum required levels (dollars in thousands) reported by the Company and its banking subsidiaries giving effect to the additional loan loss provisions described above. The Company exceeded the minimum to be well capitalized as of September 30, 2002, for all regulatory measures.

	As of September 30, 2002

					Minimum Required
	As Previously Reported		As Reported in		To Be Well
	in Form 10-Q		Form 10-Q/A		Capitalized

	Amount	Ratio	Amount	Ratio	Amount	Ratio

	(Dollars in thousands)
Total capital to risk-weighted assets
Company	$138,909	10.9%	$137,796	10.7%	$128,685	10.0%
Midwest Bank and Trust Company	126,193	11.2	124,184	11.0	112,836	10.0
Midwest Bank of Western Illinois	17,804	11.9	17,804	11.9	14,957	10.0
Tier I capital to risk-weighted assets
Company	127,759	10.0	121,710	9.5	77,211	6.0
Midwest Bank and Trust Company	116,112	10.3	110,063	9.8	67,702	6.0
Midwest Bank of Western Illinois	16,719	11.2	16,719	11.2	8,974	6.0
Tier I capital to average assets
Company	127,759	6.7	121,710	6.4	94,880	5.0
Midwest Bank and Trust Company	116,112	7.1	110,063	6.8	81,381	5.0
Midwest Bank of Western Illinois	16,719	6.4	16,719	6.4	13,075	5.0

     In addition to the third quarter adjustments, as a result of the regulatory review, the Company has determined to classify as nonaccrual an additional $5.1 million of unrelated commercial loans, to record additional loan loss provisions of $4.9 million for the fourth quarter of 2002 and to charge off approximately $5.6 million in commercial loans during the fourth quarter, including $4.7 million related to the loans described above.

     On March 26, 2003, the Bank received proceeds of approximately $13.3 million from the non recourse sale of a 2 of 3 of the loans reclassified as nonaccrual as of September 30, 2002 to a newly formed entity that will be the sole owner of the Affiliated Companies following the emergence of these companies from bankruptcy. The purchase price for the portion of the loans sold was equal to the stated principal amount of $10.8 million as of September 30, 2002, plus $1.7 million of additional financing as of December 31, 2002, plus accrued interest and late charges. The purchaser of the loans is indirectly owned 50% by current management officials of the Affiliated Companies, and 50% by 400 VC, LLC (“400 VC”), an entity owned by the adult son of Leon Wolin, a director of the Company, the adult son of Leroy Rosasco, a director of the Company and Angelo DiPaolo, a director of the Company. E.V. Silveri, Chairman of the Board of the Company, is managing member of 400 VC. Pursuant to an agreement with 400 VC and its present owners, Mr. Silveri and Brad Luecke, President and Chief Executive Officer of the Company, will acquire equity ownership interests in 400 VC in the near future. The funds used by the purchaser to purchase the identified credits from the Bank were borrowed from 400 VC. 400 VC obtained those funds from the proceeds of loans extended by an unrelated financial institution to 400 VC and Mr. Silveri ($3,000,000), Mr. Luecke ($3,000,000), Michael Wolin ($1,500,000), Angelo DiPaolo ($2,000,000) and Lee Paul Rosasco ($4,000,000), as co-borrowers. The Company is currently evaluating how the sale of the identified credits will be treated for financial reporting purposes, which could include some or all of the repayment being categorized as a capital contribution. In addition, subject to approval of a proposed plan of reorganization with respect to the Affiliated Companies, the Company does not currently anticipate any additional provisions relating to its loans to this borrower.

     A plan of reorganization was submitted to the bankruptcy court on March 27, 2003, and a hearing on the plan is scheduled for May 8, 2003. Effectiveness of the plan of reorganization is dependent upon, among other things, the purchaser of the loans from the Bank obtaining additional credit in the amount of $8 million to fund the payment of certain additional indebtedness of the Affiliated Companies. During March 2003, the Board of Directors of the Bank considered and approved a proposal for extension of such credit, but management of the Bank has indicated that no commitment to extend such credit has been issued and that the Bank has no plans to extend such credit. In an April 10, 2003 letter to the Company, the Federal Reserve and the OBRE indicated that they would require the Bank to reserve which some or all of the repayment being categorized as a capital contribution as of March 31, 2003, on a dollar for dollar basis up to $8 million, if the Bank had issued a commitment to extend such loan or if representations had been made to the bankruptcy court of the Bank’s willingness to provide credit to fund a plan or reorganization for the borrowers. The Company is presently in discussions with the Federal Reserve and OBRE concerning this matter.

     On March 3, 2003, the banking regulators commenced a regularly scheduled examination of the Banks which is not yet completed. The ongoing examination has involved further review of the adequacy of the Banks’ overall risk management practices. There can be no assurance that the Federal Reserve and OBRE will not identify other items which may have an impact on the financial statements of the Company.

     Set forth below are those sections of Management’s Discussion and Analysis that have been revised to reflect the adjustments discussed above. Other sections are incorporated herein by reference to the Company’s Form 10-Q for the quarter ended September 30, 2002. Except to the extent modified below, the Company’s MD&A provided in response to Part 1, Item 2, is incorporated by reference to the previously filed Form 10-Q for the third quarter of 2002.

Results of Operations — Three Months and Nine Months Ended
September 30, 2002 and 2001

     Consolidated net income for the third quarter of 2002 was $330,000, or $0.02 per basic and diluted share a 93.7% decrease compared to $4.8 million, or $ 0.30 and $0.29 per basic and diluted share, respectively, for the third quarter of 2001. The significant decline in net income and net income per share reflects the provision for loan losses discussed above. The return on average assets for the three months ended September 30, 2002 was 0.07% compared to 1.17% for the similar period in 2001. The return on average equity for the three months ended September 30, 2002 was 1.14% compared to 20.46% for the similar period in 2001.

     Consolidated net income for the nine months ended September 30, 2002 was $13.0 million, or $0.81 and $0.79 per basic and diluted share, respectively, a 1.1% increase compared to $12.9 million or $0.80 and $0.79 per basic and diluted share, respectively, for the similar period in 2001. Basic earnings per share for the nine months ended September 30, 2002 was 1.3% higher than for the comparable period in 2001, while diluted earnings per share remained the same for the two time periods. For the nine months ended September 30, 2002, the return on average assets was 0.94% compared to 1.11% for the similar period in 2001. For the nine months ended September 30, 2002, the return on average equity was 16.30% compared to 19.36% for the similar period in 2001.

     Net interest income increased $3.2 million, or 26.8%, to $15.0 million in the third quarter of 2002 compared to $11.8 million in the third quarter of 2001. During the nine months ended September 30, 2002, net interest income increased $10.8 million, or 31.2%, to $45.3 million compared to $34.6 million for the comparable period in 2001. Excluding gains on securities and trading account profits, other income increased 14.9% to $3.0 million and other expenses increased 4.0% to $8.3 million in the second quarter of 2002. Other income, excluding gains on securities and trading account profits, increased 26.5% to $8.3 million for the nine months ended September 30, 2002 compared to the similar period in 2001. Other expenses for the nine months ended September 30, 2002 increased by $1.8 million or 7.8% compared to the similar period in 2001.

Net Interest Income

     Net interest income was $15.0 million during the quarter ended September 30, 2002 compared to $11.8 million during the three months ended September 30, 2001, an increase of $3.2 million or 26.8%. During the nine months ended September 30, 2002, net interest income increased $10.8 million, or 31.2%, to $45.3 million in 2002 compared to $34.6 million for the similar period in 2001. The Company’s net interest margin (tax equivalent net interest income as a percentage of earning assets) was 3.50% for the three months ended September 30, 2002 compared to 3.24% for the comparable period in 2001. During the nine months ended September 30, 2002, the net interest margin was 3.58% compared to 3.31% for the similar period in 2001. Net interest income increased because the decrease in average rates paid on deposits and borrowings was greater than the decrease in the yields on earning assets. This decrease in yields was a result of the 11 rate reductions by the Federal Reserve during 2001. The lower interest rate environment has resulted in lower yields on earning assets and interest-bearing liabilities, especially certificates of deposit that have been repriced at current market rates.

     The average loan yield was 6.96% during the third quarter of 2002, a decrease of 15.7% from 8.26% during the comparable period in 2001. For the nine months ended September 30, 2002, the average loan yield was 6.88%, a decrease of 21.2% from 8.72% during the comparable period in 2001. Average loan balances increased $180.3 million, or 19.3%, to $1.1 billion during the third quarter of 2002 from $935.6 million during the similar period in 2001. During the first nine months of 2002, average loan balances increased $176.5 million, or 19.7%, to $1.1 billion from $896.6 million during the similar period of 2001. The Company’s net interest income and net income is dependent in part on stable interest rates. Interest rates were stable during the first three quarters of 2002.

     Yields on securities during the third quarter of 2002 were 5.80%, a decrease of 10.5% from 6.48% during the comparable period in 2001. During the nine months ended September 30, 2002, securities’ yields decreased 9.4% to 6.08% from 6.71% in the comparable period in 2001. A decrease in mortgage loan rates has sparked an increase in mortgage loan refinancing which has accelerated the prepayments speeds of the Company’s mortgage-backed securities and increased amortization expense on these securities.

     Yields on earning assets decreased 14.6% to 6.44% during the third quarter of 2002 compared to 7.54% for the third quarter of 2001. During the first nine months of 2002, yields on earning assets decreased to 6.59%, or 16.8%, from 7.92% for the similar period in 2001. Average earning assets, however, increased to $1.8 billion for both the three months and nine months ended September 30, 2002 from $1.5 billion for the three months and nine months ended September 30, 2001. The decrease in yields on earning assets was offset by a decrease in rates paid on deposits and borrowings. Average rates paid on deposits decreased 37.2% to 2.84% for the three months ended September 30, 2002 from 4.52% for the comparable period in 2001. For the first nine months of 2002, average rates paid on deposits decreased 40.3% to 2.92% from 4.89% for the similar period of 2001. Average rates paid on borrowings were 4.44% for the third quarter of 2002 compared to 5.52% for the third quarter of 2001. During the nine months ended September 30, 2002, average rates paid on borrowings were 4.38% compared to 5.73% for the similar period in 2001.

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

     The net interest margin calculation for the three months ended September 30, 2002 and 2001 is shown below (interest income and average rate on non-taxable securities and loans are reflected on a tax equivalent basis, assuming a 35% federal income tax rate for 2002 and 2001):

	2002			2001

	Average		Average	Average		Average
	Balance	Interest	Rate	Balance	Interest	Rate

Interest-Earning Assets
Federal funds sold	$10,500	$39	1.49%	$4,411	$37	3.36%
Securities taxable	604,115	8,603	5.70	575,651	9,286	6.45
Securities tax-exempt	74,149	1,257	6.78	32,154	559	6.95
Commercial loans(1)	232,726	3,385	5.82	216,162	4,147	7.67
Commercial real estate loans(1)	702,720	12,604	7.17	542,431	11,495	8.48
Agriculture loans(1)	55,859	958	6.86	49,752	999	8.03
Consumer real estate loans(1)	109,125	1,965	7.20	113,096	2,339	8.27
Consumer installment loans(1)	15,502	322	8.31	14,181	334	9.42

	$1,804,696	$29,133	6.44%	$1,547,838	$29,196	7.54%

Interest-Bearing Liabilities
Interest- bearing demand deposits	$135,942	$517	1.52%	$129,793	$842	2.59%
Money-market demand deposits and savings deposits	257,096	1,081	1.68	265,564	2,017	3.04
Time deposits less than $100,000	620,261	5,508	3.55	498,255	7,060	5.67
Time deposits greater than $100,000	136,847	1,044	3.05	99,421	1,318	5.30
Public funds	62,093	467	3.01	75,310	790	4.20
Federal funds purchased and repurchase agreements	156,107	1,119	2.86	62,108	613	3.95
FHLB advances	237,500	3,328	5.61	244,500	3,415	5.59
Notes and other debentures	30,659	273	3.56	27,996	596	8.52

	$1,636,505	$13,337	3.24%	$1,402,947	$16,651	4.75%

Net Interest Income		$15,796	3.20%		$12,545	2.79%

Net Interest Margin			3.50%			3.24%

(1)	Nonaccrual loans are included in the average balances, however these loans are not earning any interest.

     The net interest margin calculation for the nine months ended September 30, 2002 and 2001 is shown below (interest income and average rate on non-taxable securities and loans are reflected on a tax equivalent basis, assuming a 35% federal tax rate for 2002 and 2001):

	2002			2001

	Average		Average	Average		Average
	Balance	Interest	Rate	Balance	Interest	Rate

Interest-Earning Assets
Federal funds sold	$9,278	$112	1.61%	$7,278	$238	4.36%
Securities taxable	631,703	28,546	6.03	533,523	26,767	6.69
Securities tax-exempt	54,866	2,782	6.76	33,860	1,780	7.01
Commercial loans(1)	228,081	10,479	6.13	214,735	13,472	8.37
Commercial real estate loans(1)	670,206	36,060	7.17	506,597	33,985	8.94
Agriculture loans(1)	52,328	2,711	6.91	48,898	3,026	8.25
Consumer real estate loans(1)	108,692	5,872	7.20	111,943	7,115	8.47
Consumer installment loans(1)	13,830	864	8.33	14,420	1,011	9.35

	$1,768,984	$87,426	6.59%	$1,471,254	$87,394	7.92%

Interest-Bearing Liabilities
Interest-bearing demand deposits	$135,804	$1,556	1.53%	$127,565	$2,772	2.90%
Money-market demand deposits and savings deposits	258,925	3,277	1.69	265,548	7,004	3.52
Time deposits less than $100,000	577,799	15,962	3.68	475,400	21,304	5.98
Time deposits greater than $100,000	132,580	3,155	3.17	88,430	3,805	5.74
Public funds	70,916	1,780	3.35	65,703	2,604	5.28
Federal funds purchased and repurchase agreements	166,582	3,215	2.57	41,609	1,471	4.71
FHLB advances	238,789	9,921	5.54	243,438	10,114	5.54
Notes and other debentures	28,778	1,126	5.22	26,696	1,815	9.07

	$1,610,173	$39,992	3.31%	$1,334,389	$50,889	5.08%

Net Interest Income		$47,434	3.28%		$36,505	2.84%

Net Interest Margin			3.58%			3.31%

(1)	Nonaccrual loans are included in the average balances, however these loans are not earning any interest.

Income Taxes

     The Company recorded income tax benefit of $1.5 million for the quarter ended September 30, 2002 compared to the $2.3 million of expense for the quarter ended September 30, 2001. This decrease was primarily due to the loss for the three months ended September 30, 2002. For the nine months ended September 30, 2002, the provision for income taxes decreased 24.8% to $4.9 million, or 27.3% of net income. The decrease in income tax expense was due to the impact by a new regulation issued by the Illinois Department of Revenue related to apportionment of business income of financial organizations and various other tax planning strategies. The Company expects to have further reductions in its state income tax expense for the remainder of 2002 and potentially for prior tax reporting periods.

Financial Condition

Loans

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

Allowance for Loan Losses

     An allowance for loan losses has been established by management to provide for those loans that may not be repaid in their entirety for a variety of reasons. The allowance is maintained at a level considered by management to be adequate to provide for probable incurred losses. The allowance is increased by provisions charged to earnings and is reduced by chargeoffs, net of recoveries. The provision for loan losses is based upon past loan loss experience, management’s evaluation of the loan portfolio under current economic conditions, and classification of loans by bank regulators. Loans are charged to the allowance for loan losses when, and to the extent, they are deemed by management to be uncollectible. The allowance for loan losses is composed of allocations for specific loans and a historical portion for all other loans. As discussed above, during a loan review conducted in the first quarter of 2003, federal and state bank regulatory authorities downgraded the classification of approximately $19.6 million in loans made to one individual and certain affiliated companies. As a result, the Company recorded additional provisions to the allowance for loan losses during the third quarter of 2002 in order to increase the specific reserve allocation to these loans of approximately $9.8 million.

     Following is a summary of changes in the allowance for loan losses for the nine months ended September 30:

	2002 (Restated)	2001

	(In thousands)
Balance, January 1	$10,135	$8,593
Provision charged to operations	12,392	1,550
Loans charged-off	(1,770)	(552)
Recoveries	193	142

Balance, September 30	$20,950	$9,733

     The Company recognizes that credit losses will be experienced and the risk of loss will vary with, among other things, general economic conditions; the type of loan being made; the creditworthiness of the borrower over the term of the loan and in the case of a collateralized loan, the quality of the collateral for such loan. The allowance for loan losses represents the Company’s estimate of the allowance necessary to provide for probable incurred losses in the portfolio. In making this determination, the Company analyzes the ultimate collectibility of the loans in its portfolio by incorporating feedback provided by internal loan staff, an independent loan review function, and information provided by examinations performed by regulatory agencies. The Company makes quarterly evaluations as to the adequacy of the allowance for loan losses.

     On a quarterly basis, management of each of the Banks meets to review the adequacy of the allowance for loan losses. Each bank loan officer grades these individual credits, and the Company’s independent loan review function validates the officers’ grades. In the event that loan review downgrades a loan, it is included in the allowance analysis at the lower grade. The grading system is in compliance with applicable regulatory classifications, and the allowance is allocated to the loans based on the regulatory grading, except in instances where there are known differences (e.g. collateral value is nominal).

     The analysis of the allowance for loan losses is comprised of three components: specific credit allocation; general portfolio allocation; and subjectively by determined allocation. The specific credit allocation includes a detailed review of the credit in accordance with SFAS Nos. 114 and 118, including an assessment of collateral value and sources of repayment, and an allocation is made based on this analysis. The general portfolio allocation consists of an assigned reserve percentage based on the credit rating of the loan. The subjective portion is determined based on loan history and the Company’s evaluation of various factors including current economic conditions and trends in the portfolio including delinquencies and impairments, as well as changes in the composition of the portfolio.

     The allowance for loan losses is based on estimates, and ultimate losses will vary from current estimates. These estimates are reviewed quarterly, and as adjustments, either positive or negative, become necessary, a corresponding increase or decrease is made in the provision for loan losses.

     The Company’s provision for loan losses was $10.9 million for the third quarter of 2002 compared to $346,000 for the similar period in 2001. For the nine months ended September 30, 2002, the provision for losses was $12.4 million compared to $1.6 million for the comparable period in 2001. This increase is due to probable incurred losses on problem loans. Net charge-offs for the nine months ended September 30, 2002 were $1.6 million compared to $410,000 for the nine months ended September 30, 2001. The Company charged-off $1.2 million in loans during the three months ended September 30, 2002. These charge-offs were loans previously identified as workouts during the second and third quarters of 2002. Commercial loans and commercial real estate loans represented $679,000 and $375,000, respectively, of the $1.2 million charged-off during the quarter. Charge-offs totaling $700,000 were related to one loan relationship in West Central Illinois. The net charge-off percentage to average loans was 0.15% and 0.05% at September 30, 2002 and September 30, 2001, respectively.

     The allowance for loan losses was $21.0 million, or 1.85% of total loans, as of September 30, 2002 and $10.1 million, or 1.01% of total loans, at December 31, 2001. Management believes that the allowance as of September 30, 2002 is adequate to provide for inherent losses in the portfolio.

Nonaccrual and Nonperforming Loans

     Nonaccrual loans increased to $24.1 million as of September 30, 2002 from $1.8 million as of December 31, 2001. This was a result of the reclassification of $19.6 of loans to one borrower where estimated collectibility of the loans was considered doubtful as discussed above. Most of the nonaccrual loans are related to several commercial loans which are being addressed by specific workout plans at this time. As discussed above, on March 26, 2003, $10.8 million of the principal amount of the reclassified loans was repaid by an investor group consisting of directors and other related parties of the Company.

     Nonperforming loans include nonaccrual loans and accruing loans which are 90 days or more delinquent. Typically, these loans have adequate collateral protection and/or personal guaranties to provide a source of repayment to the Bank. Nonperforming loans were $28.3 million as of September 30, 2002 compared to $5.7 million at June 30, 2002, $2.4 million at December 31, 2001, and $3.4 million at September 30, 2001. Nonperforming loans were 2.50%, 0.53%, 0.24%, and 0.36% of total loans as of

September 30, 2002, June 30, 2002, December 31, 2001, and September 30, 2001, respectively. Nonperforming loans were 1.48%, 0.30%, 0.13%, and 0.20% of total assets as of September 30, 2002, June 30, 2002, December 31, 2001, and September 30, 2001, respectively. Allowance for loan losses to nonperforming loans ratio was 0.74x, 1.96x, 4.28x, and 2.86x at September 30, 2002, June 30, 2002, December 31, 2001, and September 30, 2001, respectively.

     Other real estate owned was $225,000 at September 30, 2002 and $355,000 at December 31, 2001 and September 30, 2001. Nonperforming assets were 1.50%, 0.15%, and 0.22% of total assets at September 30, 2002, December 31, 2001, and September 30, 2001, respectively.

     The following table summarizes the nonperforming loans and related ratios that have been revised in the restated interim unaudited financial information for the period ended September 30, 2002 included in this Form 10-Q/A:

	As of September 30, 2002

	Previously			As Reported
	Reported in Form 10-Q	Adjustments		in Form 10-Q/A

Total nonperforming loans (In thousands)	$8,406	$19,887		$28,293
Nonperforming loans to total loans	0.74%	1.76%		2.50%
Nonperforming loans to total assets	0.44%	1.04%		1.48%
Allowance to nonperforming loans	1.33x	(0.59)	x	0.74x

ITEM 3 — QUANTITATIVE AND QUALITATIVE DISCLOSURES
ABOUT MARKET RISK

Interest Rate Sensitivity Analysis

     The Company’s overall interest rate sensitivity is demonstrated by net interest income analysis. Net interest income analysis measures the change in net interest income in the event of hypothetical changes in interest rates. This analysis assesses the risk of change in net interest income in the event of sudden and sustained 1.0% to 2.0% increases and decreases in market interest rates. The table below presents the Company’s projected changes in net interest income for the various rate shock levels at September 30, 2002.

	Net Interest Income

	Amount	$ Change	% Change

	(dollars in thousands)
-200 bp	$62,301	$1,043	1.70%
-100 bp	62,531	1,273	2.08
Base	61,258	—	—
+100 bp	60,758	(500)	(0.82)
+200 bp	61,697	439	0.72

     As shown above, at September 30, 2002, the effect of an immediate 200 basis point increase in interest rates would increase the Company’s net interest income by 0.72% or $439,000. The effect of an immediate 200 basis point reduction in rates would increase the Company’s net interest income by 1.70% or $1.0 million.

     The projected changes in the Company’s net interest income for the various rate shock levels at December 31, 2001 were the following:

	Net Interest Income

	Amount	$ Change	% Change

	(dollars in thousands)
-200 bp	$69,191	$1,565	2.31%
-100 bp	69,487	1,861	2.75
Base	67,626	—	—
+100 bp	64,550	(3,076)	(4.36)
+200 bp	64,675	(2,951)	(4.55)

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

ITEM 4 — CONTROLS AND PROCEDURES

     As of the end of the period covered by this report, the Company’s Chief Executive Officer and Chief Financial Officer carried out an evaluation, with the participation of other members of management as they deemed appropriate, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as contemplated by Exchange Act Rule 13a-14. Based upon, and as of the date of that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective, in all material respects, in timely alerting them to material information relating to the Company (and its consolidated subsidiaries) required to be included in the periodic reports the Company is required to file and submit to the SEC under the Exchange Act. While management concluded that its disclosure controls and procedures are adequate in all material respects for SEC reporting purposes, the Company is currently reviewing its policies and procedures regarding identification and classification of problem loans and its asset quality review process in an effort to avoid subsequent changes to previously reported financial results.

     There have been no significant changes to the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the date that the internal controls were most recently evaluated nor were there identified any significant deficiencies or material weaknesses requiring corrective actions. The Company’s management, including the Chief Executive Officer and the Chief Financial Officer, does not expect that its disclosure controls or its internal controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable assurance that the objectives of the control system are met. Further, the design of a control system will take into account resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, any system of controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected. However, the Company’s management believes its system of controls provides reasonable assurances that the information required to be disclosed in the Company’s Exchange Act reports is recorded, processed, summarized and reported within the time frames specified in the SEC’s rules and forms.

     As noted in the “Recent Developments” section under Part I, Item 2 of this Form 10-Q/A, the Company has restated its interim financial statements for the period ended September 30, 2002, to reflect additional provisions for loan losses based on a subsequent joint determination by federal and state bank regulators that the collectibility of certain problem loans should have been classified by the Company as “doubtful” as of September 30, 2002. In addition, on March 3, 2003, the OBRE commenced its regularly scheduled examination of Midwest Bank and Trust Company and was joined in the examination by the Federal Reserve. While this examination is still in progress, the Federal Reserve and OBRE have expressed concern over this Bank’s risk management procedures, and the management of the Company and the Bank has had ongoing communications with staff of the Federal Reserve and OBRE concerning risk management, proper identification and classification of problem loans, and other matters. The Company is currently reviewing its asset quality review policies and procedures and may implement additional processes and controls to strengthen its risk management.

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES
LITIGATION REFORM ACT OF 1995

     This report contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The Company intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 and is including this statement for purposes of these safe harbor provisions. Forward-looking statements, which are based on certain assumptions and describe future plans, strategies, and expectations of the Company, are generally identifiable by use of the words “believe,” “expect,” “intend,” “anticipate,” “estimate,” “project,” or similar expressions. The Company’s ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse effect on the operations and future prospects of the Company and its subsidiaries, including its ability to implement its growth strategies, include, but are not limited to, fluctuations in interest rates and loan and deposit pricing, which could reduce the Company’s net interest margins, asset valuations and expense expectations; a deterioration in the economy or business conditions, either nationally or in the Company’s market areas, that could increase credit-related losses and expenses; increases in defaults by borrowers and other loan delinquencies resulting in increases in the Company’s provision for loan losses and related expenses; higher than anticipated costs related to the Company’s new banking centers or slower than expected earning assets growth which could extend anticipated breakeven periods at these locations; monetary and fiscal policies of the U.S. government, including policies of the U.S. Treasury and the Federal Reserve; possible administrative or enforcement action or similar direction of federal or state banking regulators in connection with any material failure of any of the Banks to comply with applicable banking laws, rules and regulations; the quality or composition of the loan or investment portfolios; demand for loan products; deposit flows; demand for financial services in the Company's market areas; the Company's ability to fully integrate the operations and branch offices acquired as a result of the acquisition of Big Foot Financial Corp.; the likelihood of the consummation of the acquisition of CoVest Bancshares, Inc., changes in accounting principles, policies and guidelines; the potential dilutive effect of future acquisitions, if any; significant increases in competition; legislative or regulatory changes applicable to bank holding companies or the Company’s banking or other subsidiaries; and possible changes in tax rates, tax laws, or tax law interpretation.

PART II

Items 1- 5.

The information required by these items in this report on Form 10-Q/A is incorporated by reference to the Company’s report on Form 10-Q for the quarter ended September 30, 2002 as filed with the SEC on November 1, 2002.

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits

                         The following exhibits are either filed as part of this report or are incorporated herein by reference:

3.1	Restated Certificate of Incorporation, as amended (incorporated by reference to Registrant’s Registration Statement on Form S-1, Registration No. 333-42827).

3.2	Restated By-laws, as amended (incorporated by reference to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1998, File No 0-29652).

3.3	Amendment of Restated By-laws (incorporated by reference to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000, File No. 001-13735).

3.4	Amendment of Restated By-laws, (incorporated by reference to the Registrant’s Form 10-Q for the quarter ended September 30, 2002, File No. 001-13735).

4.1	Specimen Common Stock Certificate (incorporated by reference to Registrant’s Registration Statement on Form S-1, Registration No. 333-42827).

4.2	Certain instruments defining the rights of the holders of long-term debt of the Company and certain of its subsidiaries, none of which authorize a total amount of indebtedness in excess of 10% of the assets of the Company and its subsidiaries on a consolidated basis, have not been filed as Exhibits. The Company hereby agrees to furnish a copy of any of these agreements to the SEC upon request.

99.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, from the Company’s Chief Executive Officer.

99.2	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, from the Company’s Chief Financial Officer.

(b)	Reports on Form 8-K

Current Report on Form 8-K dated July 17, 2002, filed with the SEC on July 17, 2002.

Current Report on Form 8-K dated July 19, 2002, filed with the SEC on July 22, 2002.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report on Form 10-Q/A to be signed on its behalf by the undersigned thereunto duly authorized.

Date: April 15, 2003

MIDWEST BANC HOLDINGS, INC. (Registrant)

	By:	/s/ Brad A. Luecke

Brad A. Luecke, President and Chief Executive Officer

	By:	/s/ Daniel R. Kadolph

Daniel R. Kadolph, Senior Vice President and Chief Financial Officer

CERTIFICATION OF PRINCIPAL EXECUTIVE OFFICER

I, Brad A. Luecke, President and Chief Executive Officer, certify that:

1)	I have reviewed this quarterly report on Form 10-Q/A of Midwest Banc Holdings, Inc.;

2)	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3)	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4)	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5)	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6)	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	April 16, 2003

/s/ Brad A. Luecke

Brad A. Luecke President and Chief Executive Officer

CERTIFICATION OF PRINCIPAL FINANCIAL OFFICER

I, Daniel R. Kadolph, Senior Vice President and Chief Financial Officer, certify that:

1)	I have reviewed this quarterly report on Form 10-Q/A of Midwest Banc Holdings, Inc.;

2)	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3)	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4)	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5)	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6)	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	April 16, 2003

/s/ Daniel R. Kadolph

Daniel R. Kadolph Senior Vice President and Chief Financial Officer

EXHIBITS

3.1	Restated Certificate of Incorporation, as amended (incorporated by reference to Registrant’s Registration Statement on Form S-1, Registration No. 333-42827).

3.2	Restated By-laws, as amended (incorporated by reference to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1998, File No 0-29652).

3.3	Amendment of Restated By-laws (incorporated by reference to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000, File No. 001-13735).

3.4	Amendment of Restated By-laws, (incorporated by reference to the Registrant’s Form 10-Q for the quarter ended September 30, 2002, File No. 001-13735). 4.1 Specimen Common Stock Certificate (incorporated by reference to Registrant’s Registration Statement on Form S-1, Registration No. 333-42827).

4.2	Certain instruments defining the rights of the holders of long-term debt of the Company and certain of its subsidiaries, none of which authorize a total amount of indebtedness in excess of 10% of the assets of the Company and its subsidiaries on a consolidated basis, have not been filed as Exhibits. The Company hereby agrees to furnish a copy of any of these agreements to the SEC upon request.

99.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 from the Company’s Chief Executive Officer.

99.2	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 from the Company’s Chief Financial Officer.