Form 10-K
period 2002-12-31
MIDWEST BANC HOLDINGS INC
filed 2003-04-16
CIK 1051379

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO Section 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002
OR
☐ TRANSITION REPORT PURSUANT TO Section 13 OR 15(d) Of
THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to

Commission file number 001-13735

MIDWEST BANC HOLDINGS, INC.

(Exact name of Registrant as specified in its charter)

Delaware	36-3252484
(State of Incorporation)	(I.R.S. Employer Identification Number)

501 West North Avenue, Melrose Park, Illinois 60160
(Address of principal executive offices including ZIP Code)

(708) 865-1053
(Registrant’s telephone number including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

10.0% Cumulative Trust Preferred Securities, American Stock Exchange
(And Guarantee with Respect Thereto)

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $0.01 par value, Nasdaq National Market
(Title of Class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

YES ☐         NO ☒

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by Reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).

YES ☒        NO ☐

     The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant on June 28, 2002, based on the last sales price quoted on the Nasdaq National Market System on that date, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $183.0 million.

     As of April 14, 2003, the number of shares outstanding of the registrant’s common stock, par value $0.01 per share, was 17,798,118.

Documents Incorporated by Reference

     Portions of the Company’s Proxy Statement for the 2003 Annual Meeting of Stockholders are incorporated by reference into Part III.

MIDWEST BANC HOLDINGS, INC.
FORM 10-K

PART I

ITEM 1. BUSINESS

The Company

     Midwest Banc Holdings, Inc. (the “Company”) is a community-based bank holding company headquartered in Melrose Park, Illinois. The Company, through its wholly-owned banking subsidiaries, provides a wide range of services, including traditional banking services, personal and corporate trust services, residential mortgage services, insurance brokerage and retail securities brokerage services. The Company’s principal operating subsidiaries are two Illinois community banks: Midwest Bank and Trust Company and Midwest Bank of Western Illinois (collectively, the “Banks”). Each of the Banks is chartered as an Illinois state bank.

     The Banks are community-oriented, full-service commercial banks, providing traditional banking services to individuals, small-to-medium-sized businesses, government and public entities and not-for-profit organizations. The Banks operate out of 21 locations, with 15 banking centers in the greater Chicago metropolitan area and six banking centers in Western Illinois. Porter Insurance Agency, Inc., a subsidiary of Midwest Bank of Western Illinois, acts as an insurance agency for individuals and corporations. Midwest Financial and Investment Services, Inc., a subsidiary of the Company, provides securities brokerage services to customers of each of the Banks. Midwest Bank Insurance Services, L.L.C., a subsidiary of Midwest Bank and Trust Company, acts as an insurance agency for individuals and corporations.

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

     Certain information with respect to the Banks and the Company’s nonbank subsidiaries as of December 31, 2002, is set forth below:

			Number of Banking
Company Subsidiaries	Headquarters	Market Area	Centers or Offices

Banks:

Midwest Bank and Trust Company	Elmwood Park, IL	Algonquin, Chicago, Downers Grove, Elmwood Park, Hinsdale, Island Lake, Long Grove, Melrose Park, McHenry, Norridge, Roselle, and Union	15

Midwest Bank of Western Illinois	Monmouth, IL	Monmouth, Galesburg, Oquawka, Kirkwood, and Aledo	6

Nonbanks:

Porter Insurance Agency, Inc.	Alexis, IL	Western Illinois	2

Midwest Bank Insurance Services, L.L.C	Algonquin, IL	*	1

MBTC Investment Company	Las Vegas, NV	**	2

MBHI Capital Trust I	Melrose Park, IL	***	—

MBHI Capital Trust II	Melrose Park, IL	***	—

Midwest Financial and Investment Services, Inc.	Elmwood Park, IL	****	4

*	Provides fixed annuity products to individuals.

**	Provides additional investment portfolio management to Midwest Bank and Trust Company.

***	The trust is a statutory business trust formed as a financing subsidiary of the Company.

****	Provides securities brokerage services to individuals and commercial business.

History

The Banks

     Midwest Bank and Trust Company was established in 1959 in Elmwood Park, Illinois to provide community and commercial banking services to individuals and businesses in the neighboring western suburbs of Chicago. Midwest Bank and Trust Company grew in the 1960s and 1970s with the economic development and population expansion of Elmwood Park, Melrose Park, Forest Park, River Grove, Franklin Park, and, to a lesser extent, River Forest and Oak Park.

     Midwest Bank and Trust Company’s original facility was located at the corner of North and Harlem Avenues in Elmwood Park, a central point for residential traffic and commercial business. As state banking regulations permitted, Midwest Bank and Trust Company established a drive-up facility at the corner of North and Fifth Avenues in Melrose Park in 1978. This facility provided a convenient location to serve business customers, which were an increasingly important part of the economic development of Melrose Park at that time. In 1987, this location and surrounding acreage were developed into Midwest Centre, a commercial office building with a full-service banking center of Midwest Bank and Trust Company located on its main floor. Midwest Centre is the Company’s current headquarters.

     The Company pursued growth opportunities through acquisitions beginning in the mid-to-late 1980s. Illinois State Bank of Chicago was acquired in 1986, providing the Company with a prime downtown Chicago location on South Michigan Avenue. Illinois State Bank of Chicago was merged into Midwest Bank and Trust Company in 1991 and is operated as a full-service banking center.

     Midwest Bank and Trust Company added two additional banking centers in Northwest Chicago on Pulaski Road in 1993 and Addison Street in 1996. Midwest Bank and Trust Company currently has a network of eight full-service banking centers in diverse markets within Cook County, Illinois.

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

     In an effort to diversify the Company’s core deposit base and develop profitable growth opportunities at a reasonable cost of market entry, the Company began an expansion program in West Central Illinois in the early 1990s. The Company acquired the Bank of Oquawka in Henderson County in 1991 and The National Bank of Monmouth via a merger with West Central Illinois Bancorp in 1993. Subsequently, the Bank of Oquawka was merged into The National Bank of Monmouth in 1994. A new full-service banking center was opened in Galesburg in Knox County in 1996. In 1998, The National Bank of Monmouth converted from a national bank to an Illinois state chartered bank and changed its name to Midwest Bank of Western Illinois. On December 18, 1999, Midwest Bank of Western Illinois acquired the deposits and fixed assets of the Aledo Banking Center of Associated Bank-Illinois. In January 2001, Midwest Bank of Western Illinois opened a full service banking center in a grocery store in Monmouth.

Midwest Bank of Western Illinois currently has a network of six banking centers in Monmouth, Galesburg, Oquawka, Kirkwood, and Aledo.

     Effective August 19, 2002, Midwest Bank of Hinsdale and Midwest Bank of McHenry County merged into Midwest Bank and Trust Company. Immediately following the merger, the Company contributed to Midwest Bank and Trust Company 100% of the capital stock of First Midwest Data Corp., and thereafter, First Midwest Data Corp. was liquidated. This internal reorganization was the final phase of a multi-phase effort to consolidate backroom functions, reduce duplicative processes, streamline customer service, and enhance marketing efforts and product delivery. Management believes that this merger will assist the Company in meeting its revenue growth expectations and controlling its overhead costs.

     On July 22, 2002, the Company jointly announced with Big Foot Financial Corp. (“BFFC”), the execution of a definitive agreement providing for the acquisition of BFFC by the Company in a stock merger. All regulatory and shareholder approvals were received in the fourth quarter of 2002 and the transaction closed on January 3, 2003. BFFC was the holding company for Fairfield Savings Bank, F.S.B. (“Fairfield”) with approximately $200 million in total assets at June 30, 2002, and three locations in the Chicago area. The transaction expanded the Company’s existing branch network in the metropolitan Chicago area by merging Fairfield, with banking centers in Chicago, Long Grove, and Norridge, into Midwest Bank and Trust Company. The Company issued a total of 1,599,088 shares in the transaction.

     On November 1, 2002, the Company jointly announced with CoVest Bancshares, Inc. (“CoVest”), the parent company of CoVest Banc, N.A., the execution a definitive agreement providing for the acquisition of CoVest in a stock and cash merger transaction. The transaction will expand the Company’s existing branch network into the three suburban northwest Chicago metropolitan areas of Des Plaines, Arlington Heights, and Schaumburg. The Company will issue 0.925 shares of its stock and $10.25 in cash for each share of CoVest outstanding on the effective date, resulting in a purchase price of $27.61 or $105.2 million in aggregate, including the cash-out of options, based on the Company’s closing price of $18.77 on October 31, 2002. The per share consideration paid to CoVest shareholders will be approximately 62.9% in the form of stock and 37.1% in the form of cash. CoVest had 3,481,434 shares and 641,789 options outstanding as of September 30, 2002. The exchange ratio is fixed and CoVest has the right to terminate the transaction if the Company’s stock underperforms a peer group of other bank holding company stocks by more than 17.5%, subject to certain provisions. Because of delays in the regulatory approval process for this acquisition, on March 7, 2003, the Board of Directors of CoVest decided to cancel the special meeting of its shareholders scheduled for March 17, 2003 at which those shareholders were to vote whether to approve the merger. At this time, CoVest has not re-scheduled the meeting. The agreement with CoVest contemplates that the transaction must close by June 30, 2003, unless extended by mutual agreement of the parties. Consummation of the merger remains subject to CoVest shareholder approval as well as regulatory approval and fulfillment of the other conditions set forth in the agreements between the parties. The regulators have not yet acted on the merger application and have indicated that they do not intend to do so until the regularly scheduled examination of the Banks as discussed later in this document is complete. If the Company is unable to obtain the necessary regulatory approval, or, as a result of delays in consummating the transaction the other conditions to closing cannot be satisfied, the merger will not occur.

Nonbank Subsidiaries

     The Company’s nonbank subsidiaries were created to support the core retail and commercial banking activities of the Company and the Banks.

     Porter Insurance Agency, Inc. was acquired by Midwest Bank of Western Illinois in 1998 to provide insurance services to customers of the bank. This subsidiary also maintains an independent customer base that represents more than 85% of its current premiums and commissions.

     Midwest Bank Insurance Services, L.L.C. is an independent insurance agency established by Midwest Bank and Trust Company in 1998. This subsidiary concentrates in commercial insurance products and fixed rate annuities.

     In May 2000, the Company formed MBHI Capital Trust I (the “Trust”). The Trust is a statutory business trust formed under the laws of the State of Delaware and is wholly owned by the Company. In June 2000, the Trust issued 10.0% preferred securities with an aggregate liquidation amount of $20,000,000 ($25 per preferred security) to third-party investors in an underwritten public offering.

     In March 2002, the Company acquired the assets of Service 1st Financial Corp. through its newly formed subsidiary, Midwest Financial and Investment Services, Inc. This subsidiary provides securities brokerage services to both bank and nonbank customers.

     In August 2002, Midwest Bank and Trust Company established MBTC Investment Company. This subsidiary was capitalized through the transfer of investment securities from the Bank and was formed to diversify management of that portion of the Company’s investment portfolio.

     In October 2002, the Company formed MBHI Capital Trust II (the “Trust”), a statutory trust formed under the laws of the State of Delaware and a wholly-owned financing subsidiary of the Company. In October 2002, the Trust issued $15,000,000 in aggregate liquidation amount of floating rate trust preferred securities in a private placement offering.

The Banks

     The Company operates two banks with centralized planning and staff support functions performed at the holding company level. Each Bank faces different levels and varied types of competition, which are addressed by the local, decentralized nature of each Bank. The Banks maintain full responsibility for the day-to-day operations of each banking center, including lending practices and decision-making, pricing, sales and customer service. The Banks are supported by centralized staff services provided by the Company for accounting, auditing, financial and strategic planning, marketing, human resources, loan review, securities management, retail sales, training, and regulatory compliance.

     Set forth below is selected financial and other information for each Bank for the year ended December 31, 2002.

	Total	Total	Net
	Assets	Equity	Income

	(In Thousands)
Midwest Bank and Trust Company	$1,721,370	$120,643	$16,161
Midwest Bank of Western Illinois	276,810	23,347	2,793

     The Banks accounted for nearly 99.5% of the assets and virtually all the net income of the Company as of and for the years ended 2002, 2001, and 2000.

Markets

     The Banks operate in broadly diverse markets, with varying levels and growth rates of economic development and activity. Population trends, geographic density, and the demographic mix vary by market. The largest segments of the Company’s customer base live and work in relatively mature markets in Cook, DuPage, Lake, and McHenry Counties and West Central Illinois. The markets in Hinsdale and Long Grove are more affluent and upwardly mobile segments with a higher percentage of white-collar professionals.

     The Company considers its primary market areas to be those areas immediately surrounding its offices for retail customers and generally within a 10-20 mile radius of each Bank for commercial relationships. The Banks operate out of 15 full-service locations in the Chicago metropolitan area and six offices in West Central Illinois. Accordingly, the Company’s business extends throughout the Chicago metropolitan area and Western Illinois, but is highly concentrated in the areas in which the Banks’ offices are located. The communities in which the Banks’ offices are located have a broad spectrum of demographic characteristics. These communities include a number of densely populated areas as well as rural areas, and some extremely high-income areas as well as many middle-income and some low-to-moderate income areas.

Strategy

     The Company believes that its continued success is dependent on its ability to provide its customers value-added retail and commercial banking programs and other financial products and services which are delivered by experienced, committed banking professionals operating under the highest standards of customer service. The growth strategy of the Company is to increase its core banking business, develop its insurance and retail brokerage activities, and expand into new markets as well as diversify the financial services it offers. The Company’s strategy includes the following objectives: (i) maintain high levels of customer service; (ii) increase market share within existing markets and expand into new markets via the establishment of new banking centers and bank or branch acquisitions; (iii) enhance cross-selling of value-added products and services; (iv) maintain a competitive position in product development and marketing; (v) increase the revenue base of nonbank financial services subsidiaries; (vi) increase existing loan-to-deposit ratios of the Banks and (vii) expand funding sources for liquidity and interest rate risk management. Management believes that these strategies, which are subject to change at any time based upon market conditions, will support the continued profitable growth of the Company.

     The Company plans to continue to implement its growth strategy through selected acquisitions and by adding de novo banking centers in nearby communities where management believes customers would be attracted to a community-banking alternative. The Company intends to establish two de novo banking centers per year. Previously, the Company announced its plans to open two new banking centers in Addision and Glenview, Illinois during 2003. The Company anticipates that it will take between 12 to 18 months for a new banking center to become profitable. Any acquisition the Company pursues will ideally be accretive to net income and diluted earnings per share within the first full year following consolidation, with cost savings targeted to be realized in the first phase of integration post closing. The Company’s growth strategy of establishing de novo banking centers and selected acquisitions are dependent on many factors, including regulatory approval that may limit or prohibit such expansion plans.

     In July 2002, the Company announced the acquisition of Big Foot Financial Corp. and its thrift subsidiary, Fairfield Savings Bank, F.S.B. This $200 million acquisition was completed on January 3, 2003. Final integration of systems and processes were completed in February 2003. Fairfield’s Chicago, Long Grove, and Norridge banking centers were merged into and became branches of Midwest Bank and Trust

Company. Expected cost savings are being realized and the Company expects this acquisition to be accretive to diluted earnings per share in 2003.

     In November 2002, the Company announced the acquisition of CoVest Bancshares, Inc. and its subsidiary, CoVest Banc, N.A. This $600 million bank has banking centers in Arlington Heights, Des Plaines, and Schaumburg. Expected cost savings and diluted earnings per share accretion are anticipated to be realized within the first full year following the closing. The agreement with CoVest contemplates that the transaction must close by June 30, 2003, unless extended by mutual agreement of the parties. The transaction is subject to regulatory and CoVest shareholder approval and fulfillment of the other conditions in the merger application. There can be no assurance that regulatory and shareholder approvals necessary to complete the acquisition will be obtained, or that expected cost savings will be realized at all or within the first full year following the closing.

     The Company’s ability to implement its growth strategy is dependent upon, among other things, obtaining timely regulatory approvals of acquisition transactions and other matters. The Company’s ability to obtain regulatory approvals on a timely basis may be negatively impacted by the results of examinations by federal and state regulatory agencies.

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

     Time Deposits. The Company offers a wide range of innovative time deposits (including traditional and Roth Individual Retirement Accounts), usually offered at premium rates with special features to protect the customer’s interest earnings in changing interest rate environments.

Lending Services

     The Company’s loan portfolio consists of commercial loans, commercial real estate loans, agricultural loans, consumer real estate loans (including home equity lines of credit), and consumer installment loans. Management emphasizes sound credit analysis and loan documentation. Management also seeks to avoid undue concentrations of loans to a single industry or based on a single class of collateral. Management requires personal guarantees of the principals except on cash secured, state or political subdivision, or non-for-profit loans. The Company has focused its efforts on building its lending business in the following areas:

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

     Agricultural Loans. A relatively small but important segment of the loan portfolio consists of farm crop production loans on a seasonal basis, machinery and equipment loans of a medium term nature and longer-term real estate loans to purchase acreage. Farm production loans are concentrated primarily in corn and bean crops, with only a small portion tied to livestock. Midwest Bank of Western Illinois is a major agribusiness lender in West Central Illinois.

     Consumer Real Estate Loans. Consumer real estate loans are made to finance residential units that will house from one to four families. While the Company originates both fixed and adjustable rate consumer real estate loans, most one- to five-year adjustable rate loans originated pursuant to Fannie Mae and Freddie Mac guidelines are sold in the secondary market. In the normal course of business, the Company retains medium-term fixed-rate loans. See “Management’s Discussion and Analysis of Financial Condition and Results of Operation.”

     Home equity lines of credit, included within the Company’s consumer real estate loan portfolio, are secured by the borrower’s home and can be drawn on at the discretion of the borrower. These lines of credit are generally at variable interest rates. When made, home equity lines, combined with the outstanding loan balance of prior mortgage loans, generally do not exceed 80% of the appraised value of the underlying real estate collateral.

     Consumer Loans. Consumer loans (other than consumer real estate loans) are collateralized loans to individuals for various personal reasons such as automobile financing and home improvements.

     Lending officers are assigned various levels of loan approval authority based upon their respective levels of experience and expertise. Loan approval is also subject to the Company’s formal loan policy, as established by each Bank’s Board of Directors, and to the concurrence of an officers’ credit committee (or the Bank’s Board of Directors or a committee of the Board) in addition to the recommendation of the lending officer. This system is intended to assure that commercial credit requests are subjected to independent objective review on at least two different levels.

ATMs

     The Banks maintain a network of 26 ATM sites generally located within the Banks’ local markets. All except two off-site ATMs are owned by the Banks. Nineteen of the ATM sites are located at various banking centers and seven are maintained off-site at hotels, supermarkets, and schools.

Trust Activities

     Midwest Bank and Trust Company and Midwest Bank of Western Illinois offer land trusts, personal trusts, custody accounts, retirement plan services, and corporate trust services. As of December 31, 2002, the Trust Department of Midwest Bank and Trust Company maintained trust relationships representing an aggregate market value of $97.4 million in assets with an aggregate book value of $126.9 million. In addition, the Trust Department of Midwest Bank and Trust Company administered 1,919 land trust accounts as of December 31, 2002. Midwest Bank of Western Illinois also provides trust services to its customers and maintained trust accounts with an aggregate market value of $45.6 million and an aggregate book value of $47.6 million as of December 31, 2002.

Insurance Services

     Porter Insurance Agency, Inc. is a full line independent insurance agency acquired by Midwest Bank of Western Illinois in 1998. Concentrating in agricultural-related insurance products, Porter Insurance Agency, Inc. is one of the largest writers of crop hail insurance in Western Illinois. Its services also include individual health care contracts and homeowners’ insurance, as well as commercial and retail automobile insurance for individuals, new car dealerships, and commercial trucking fleets.

     Midwest Bank Insurance Services, L.L.C. is an independent insurance agency established by Midwest Bank and Trust Company in 1998 which concentrates in commercial insurance products and fixed rate annuities.

Securities Brokerage

     Securities brokerage services have been provided through arrangements with an independent regional brokerage firm, Service 1st Financial Corp., which has been operating for 13 years in our banking franchise. Licensed brokers are located at four banking centers and provide investment-related services, including securities trading, financial planning, mutual funds sales, fixed and variable rate annuities, and tax-exempt and conventional unit trusts. In March 2002, the Company’s newly formed subsidiary, Midwest Financial and Investment Services, Inc., purchased certain assets of Service 1st Financial Corp. and commenced brokerage activities through the banks’ investment centers. The projected income from the addition of this brokerage line of business is expected to increase the Company’s overall other income. This acquisition is expected to further one of the Company’s strategic goals of increasing revenues from nontraditional sources and to enhance the Company’s net income in the current year, though there is no guaranty that actual results will be attained.

Competition

     The Company competes in the financial services industry through the Banks, Porter Insurance Agency, Inc., Midwest Bank Insurance Services, L.L.C., and Midwest Financial and Investment Services, Inc. The financial services business is highly competitive. The Company encounters strong direct competition for deposits, loans and other financial services. The Company’s principal competitors include other commercial banks, savings banks, savings and loan associations, mutual funds, money market funds, finance companies, credit unions, mortgage companies, insurance companies and agencies, private issuers of debt obligations and suppliers of other investment alternatives, such as securities firms.

     In addition, in recent years, several major multibank holding companies have entered or expanded in the Chicago metropolitan market. Generally, these financial institutions are significantly larger than the Company and have access to greater capital and other resources. In addition, many of the Company’s nonbank competitors are not subject to the same degree of regulation as that imposed on bank holding companies, federally insured banks and Illinois chartered banks. As a result, such nonbank competitors have advantages over the Company in providing certain services.

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

Employees

     As of December 31, 2002, the Company and its subsidiaries had 384 full-time equivalent employees. Management considers its relationship with its employees to be good.

Available Information

     The Company’s internet address is www.midwestbanc.com. The Company does not currently have the capability to post the filings it makes with the SEC on its website on the same business day that it files these reports with the SEC. However, the Company will provide electronic and/or paper copies of these filings free of charge upon request. The Company is taking the steps necessary in order to ensure that each of the reports it files with or furnishes to the SEC are posted on its website the same day that these reports are filed.

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

Bank Holding Company Regulation

     The Company is registered as a “bank holding company” with the Federal Reserve and, accordingly, is subject to supervision and regulation by the Federal Reserve under the Bank Holding Company Act (the Bank Holding Company Act and the regulations issued thereunder are collectively referred to as the “BHC Act”). The Company is required to file with the Federal Reserve periodic reports and such additional information as the Federal Reserve may require pursuant to the BHC Act. The Federal Reserve examines the Company and the Banks, and may examine Porter Insurance Agency, Inc., MBHI Capital Trust I, MBHI Capital Trust II, Midwest Financial and Investment Services, Inc., MBTC Investment Company, and Midwest Bank Insurance Services, L.L.C.

     The BHC Act requires prior Federal Reserve approval for, among other things, the acquisition by a bank holding company of direct or indirect ownership or control of more than 5% of the voting shares or substantially all the assets of any bank, or for a merger or consolidation of a bank holding company with another bank holding company. With certain exceptions, the BHC Act prohibits a bank holding company from acquiring direct or indirect ownership or control of voting shares of any company which is not a bank or bank holding company and from engaging directly or indirectly in any activity other than banking or managing or controlling banks or performing services for its authorized subsidiaries. A bank holding company may, however, engage in or acquire an interest in a company that engages in activities which the Federal Reserve has determined, by regulation or order, to be so closely related to banking or managing or controlling banks as to be a proper incident thereto, such as performing functions or activities that may be performed by a trust company, or acting as an investment or financial advisor. The Federal Reserve, however, expects bank holding companies to maintain strong capital positions while experiencing growth. In addition, the Federal Reserve, as a matter of policy, may require a bank holding company to be well-capitalized at the time of filing an acquisition application and upon consummation of the acquisition. Under the BHC Act, the Company and the Banks are prohibited from engaging in certain tie-in arrangements in connection with an extension of credit, lease, sale of property or furnishing of services. That means that, except with respect to traditional banking products, the Company may not condition a customer’s purchase of one of its services on the purchase of another service. The passage of the Gramm-Leach-Bliley Act, however, allows bank holding companies to become financial holding companies. Financial holding companies do not face the same prohibitions on entering into certain business transactions that bank holding companies currently face.

     Under the Illinois Banking Act, any person who acquires more than 10% of the Company’s stock may be required to obtain the prior approval of the Commissioner of the Illinois Office of Banks and Real Estate (the “Illinois Commissioner”). Under the Change in Bank Control Act, a person may be required to obtain the prior approval of the Federal Reserve before acquiring the power to directly or indirectly control the management, operations or policies of the Company or before acquiring 10% or more of any class of its outstanding voting stock.

     It is the policy of the Federal Reserve that the Company is expected to act as a source of financial strength to the Banks and to commit resources to support the Banks. The Federal Reserve takes the position that in implementing this policy, it may require the Company to provide such support when the Company otherwise would not consider itself able to do so.

     The Federal Reserve has adopted risk-based capital requirements for assessing bank holding company capital adequacy. These standards define regulatory capital and establish minimum capital ratios in relation to assets, both on an aggregate basis and as adjusted for credit risks and off-balance-sheet exposures. The Federal Reserve’s risk-based guidelines apply on a consolidated basis for bank holding companies with consolidated assets of $150 million or more and on a “bank-only” basis for bank holding companies with consolidated assets of less than $150 million, subject to certain terms and conditions. Under the Federal Reserve’s risk-based guidelines, capital is classified into two categories. For bank holding companies, Tier 1, or “core”, capital consists of common stockholders’ equity, qualifying noncumulative perpetual preferred stock (including related surplus), qualifying cumulative perpetual preferred stock (including related surplus) (subject to certain limitations) and minority interests in the common equity accounts of consolidated subsidiaries, and is reduced by goodwill, and specified intangible assets (“Tier 1 Capital”). Tier 2, or “supplementary” capital consists of the allowance for loan and lease losses, perpetual preferred stock and related surplus, “hybrid capital instruments,” unrealized holding gains on equity securities, perpetual debt and mandatory convertible debt securities, and term subordinated debt and intermediate-term preferred stock, including related surplus.

     Under the Federal Reserve’s capital guidelines, bank holding companies are required to maintain a minimum ratio of qualifying total capital to risk-weighted assets of 8%, of which at least 4% must be in the form of Tier 1 Capital. The Federal Reserve also requires a minimum leverage ratio of Tier 1 Capital to total assets of 3% for strong bank holding companies (those rated a composite “1” under the Federal Reserve’s rating system). For all other bank holding companies, the minimum ratio of Tier 1 capital to total assets is 4%. In addition, the Federal Reserve continues to consider the Tier 1 leverage ratio in evaluating proposals for expansion or new activities.

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

     As of December 31, 2002, the Company had regulatory capital in excess of the Federal Reserve’s minimum requirements. The Company had a total capital to risk-weighted assets ratio of 11.7% and a Tier 1 capital to risk-weighted assets ratio of 10.4% and a leverage ratio of 7.0% as of December 31, 2002.

     As a holding company, the Company is primarily dependent upon dividend distributions from its operating subsidiaries for its income. Federal and state statutes and regulations impose restrictions on the payment of dividends by the Company and the Banks.

     Federal Reserve policy provides that a bank holding company should not pay dividends unless (i) the bank holding company’s net income over the prior year is sufficient to fully fund the dividends and (ii) the prospective rate of earnings retention appears consistent with the capital needs, asset quality and overall financial condition of the bank holding company and its subsidiaries.

     Delaware law also places certain limitations on the ability of the Company to pay dividends. For example, the Company may not pay dividends to its stockholders if, after giving effect to the dividend, the Company would not be able to pay its debts as they become due. Because a major source of the Company’s revenues is dividends the Company receives and expects to receive from the Banks, the Company’s ability to pay dividends is likely to be dependent on the amount of dividends paid by the Banks. No assurance can be given that the Banks will, in any circumstances, pay such dividends to the Company on their stock.

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

     The deposits of the Banks are insured by the Bank Insurance Fund (“BIF”) under the provisions of the Federal Deposit Insurance Act (the “FDIA”), and the Banks are, therefore, also subject to supervision and examination by the FDIC. The FDIA requires that the appropriate federal regulatory authority approve any merger and/or consolidation by or with an insured bank, as well as the establishment or relocation of any bank or branch office. The FDIA also gives the Federal Reserve and other federal bank regulatory agencies power to issue cease and desist orders against either banks, holding companies or persons regarded as “institution affiliated parties.” A cease and desist order can either prohibit such entities from engaging in certain unsafe and unsound bank activity or can require them to take certain affirmative action.

     Furthermore, banks are affected by the credit policies of the Federal Reserve, which regulates the national supply of bank credit. Such regulation influences overall growth of bank loans, investments and deposits and may also affect interest rates charged on loans and paid on deposits. The monetary policies of the Federal Reserve have had a significant effect on the operating results of commercial banks in the past and are expected to continue to do so in the future.

     As discussed above, under Illinois law, the Banks are subject to supervision and examination by the Illinois Commissioner, and, as members of the Federal Reserve System, by the Federal Reverse. Each of these regulatory agencies conducts routine, periodic examinations of each of the Banks and the Company. In March 2003, the Federal Reserve and the Illinois Commissioner began a joint examination of the Banks. The exam is ongoing and has involved further review of the adequacy of the Banks’ overall risk management practices, including the proper identification and classifications of problem loans. The failure of the Company and the Bank to adequately address any identified deficiencies could negatively impact the Company’s ability to implement all of its growth strategies, including the pending acquisition of CoVest.

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

     In addition to the foregoing, the ability of the Company and the Banks to pay dividends may be affected by the various minimum capital requirements and the capital and noncapital standards established under the Federal Deposit Insurance Corporation Improvements Act of 1991 (“FDICIA”), as described below. The right of the Company, its stockholders and its creditors to participate in any distribution of the assets or earnings of its subsidiaries is further subject to the prior claims of creditors of the respective subsidiaries.

     Capital Requirements. State member banks are required by the Federal Reserve to maintain certain minimum capital levels. The Federal Reserve’s capital guidelines for state member banks require state member banks to maintain a minimum ratio of qualifying total capital to risk-weighted assets of 8%, of which at least 4% must be in the form of Tier 1 Capital. In addition, the Federal Reserve requires a minimum leverage ratio of Tier 1 Capital to total assets of 3% for strong banking institutions (those rated a composite “1” under the Federal Reserve’s rating system) and a minimum leverage ratio of Tier 1 Capital to total assets of 4% for all other banks.

     At December 31, 2002 each of the Banks has a Tier 1 capital to risk-weighted assets ratio and a total capital to risk-weighted assets ratio which meets the above requirements. Midwest Bank and Trust Company has a Tier 1 capital to risk-weighted assets ratio of 9.8% and a total capital to risk-weighted assets ratio of 11.1%. Midwest Bank of Western Illinois has a Tier 1 capital to risk-weighted assets ratio of 12.4% and a total capital to risk-weighted assets ratio of 13.2%.

     Standards for Safety and Soundness. The FDIA, as amended by FDICIA and the Riegle Community Development and Regulatory Improvement Act of 1994 requires the Federal Reserve, together with the other federal bank regulatory agencies, to prescribe standards of safety and soundness, by regulations or guidelines, relating generally to operations and management, asset growth, asset quality, earnings, stock valuation and compensation. The Federal Reserve and the other federal bank regulatory agencies have adopted a set of guidelines prescribing safety and soundness standards pursuant to FDICIA, as amended. The guidelines establish general standards relating to internal controls and information systems, internal audit systems, loan documentation, credit underwriting, interest rate exposure, asset growth and compensation, fees and benefits. In general, the guidelines require, among other things, appropriate systems and practices to identify and manage the risks and exposures specified in the guidelines. The guidelines prohibit excessive compensation as an unsafe and unsound practice and describe compensation as excessive when the amounts paid are unreasonable or disproportionate to the services performed by an executive officer, employee, director or principal shareholder. In addition, the Federal Reserve adopted regulations that authorize, but do not require, the Federal Reserve to order an institution that has been given notice by the Federal Reserve that it is not satisfying any of such safety and soundness standards to submit a compliance plan. If, after being so notified, an institution fails to submit an acceptable compliance plan or fails in any material respect to implement an accepted compliance plan, the Federal Reserve must issue an order directing action to correct the deficiency and may issue an order directing other actions of the types to which an undercapitalized association is subject under the “prompt corrective action” provisions of FDICIA. If an institution fails to comply with such an order, the Federal Reserve may seek to enforce such order in judicial proceedings and to impose civil money penalties. The Federal Reserve and the other federal bank regulatory agencies also adopted guidelines for asset quality and earnings standards.

     A range of other provisions in FDICIA include requirements applicable to closure of branches; additional disclosures to depositors with respect to terms and interest rates applicable to deposit accounts; uniform regulations for extensions of credit secured by real estate; restrictions on activities of and investments by state-chartered banks; modification of accounting standards to conform to generally accepted accounting principles including the reporting of off-balance-sheet items and supplemental disclosure of estimated fair market value of assets and liabilities in financial statements filed with the banking regulators; increased penalties in making or failing to file assessment reports with the FDIC; greater restrictions on extensions of credit to directors, officers and principal stockholders; and increased reporting requirements on agricultural loans and loans to small businesses.

     In addition, the Federal Reserve, FDIC and other federal banking agencies adopted a final rule, which modified the risk-based capital standards to provide for consideration of interest rate risk when assessing the capital adequacy of a bank. Under this rule, the Federal Reserve and the FDIC must explicitly include a bank’s exposure to declines in the economic value of its capital due to changes in interest rates as a factor in evaluating a bank’s capital adequacy. The Federal Reserve, the FDIC and other federal banking agencies also have adopted a joint agency policy statement providing guidance to banks for managing interest rate risk. The policy statement emphasizes the importance of adequate oversight by management and a sound risk management process. The assessment of interest rate risk management made by the banks’ examiners will be incorporated into the banks’ overall risk management rating and used to determine the effectiveness of management.

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

     Insurance of Deposit Accounts. Under FDICIA, as a FDIC-insured institution, each of the Banks is required to pay deposit insurance premiums based on the risk it poses to the insurance fund. The FDIC has authority to raise or lower assessment rates on insured deposits in order to achieve statutorily required reserve ratios in the insurance funds and to impose special additional assessments. Each depository institution is assigned to one of three capital groups: “well capitalized,” “adequately capitalized” or “undercapitalized.” An institution is considered well capitalized if it has a total risk-based capital ratio of 10% or greater, has a Tier 1 risk-based capital ratio of 6% or greater, has leverage ratio of 5% or greater and is not subject to any order or written directive to meet and maintain a specific capital level. An “adequately capitalized” institution is defined as one that has a total risk-based capital ratio of 8% or greater, has a Tier 1 risk-based capital ratio of 4% or greater, has a leverage rate of 4% or greater and does not meet the definition of a well capitalized bank. An institution is considered “undercapitalized” if it does not meet the definition of “well-capitalized” or “adequately capitalized.” Within each capital group, institutions are assigned to one of three supervisory subgroups: “A” (institutions with few minor weaknesses), “B” (institutions which demonstrate weaknesses which, if not corrected, could result in significant deterioration of the institution and increased risk of loss to BIF), and “C” (institutions that pose a substantial probability of loss to BIF unless effective corrective action is taken). Accordingly, there are nine combinations of capital groups and supervisory subgroups to which varying assessment rates would be applicable. An institution’s assessment rate depends on the capital category and supervisory category to which it is assigned.

     During 2002, the Banks were assessed deposit insurance in the aggregate amount of $205,000. Deposit insurance may be terminated by the FDIC upon a finding that an institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC. Such terminations can only occur, if contested, following judicial review through the federal courts. The management of each of the Banks does not know of any practice, condition or violation that might lead to termination of deposit insurance.

     Federal Reserve System. The Banks are subject to Federal Reserve regulations requiring depository institutions to maintain non-interest-earning reserves against their transaction accounts (primarily NOW and regular checking accounts). The Federal Reserve regulations generally require 3% reserves on the first $41.3 million of transaction accounts and 10% on the remainder. The first $5.7 million of otherwise reservable balances (subject to adjustments by the Federal Reserve) are exempted from the reserve requirements. The Banks are in compliance with the foregoing requirements.

     Community Reinvestment. Under the Community Reinvestment Act (“CRA”), a financial institution has a continuing and affirmative obligation, consistent with the safe and sound operation of such institution, to help meet the credit needs of its entire community, including low- and moderate-income neighborhoods. The CRA does not establish specific lending requirements or programs for financial institutions nor does it limit an institution’s discretion to develop the types of products and services that it believes are best suited to its particular community, consistent with the CRA. However, institutions are rated on their performance in meeting the needs of their communities. Performance is judged in three areas: (a) a lending test, to evaluate the institution’s record of making loans in its assessment areas; (b) an investment test, to evaluate the institution’s record of investing in community development projects, affordable housing and programs benefiting low or moderate income individuals and business; and (c) a service test to evaluate the institution’s delivery of services through its branches, ATMs and other offices. The CRA requires each federal banking agency, in connection with its examination of a financial institution, to assess and assign one of four ratings to the institution’s record of meeting the credit needs of its community and to take such record into account in its evaluation of certain applications by the institution, including applications for charters, branches and other deposit facilities, relocations, mergers, consolidations, acquisitions of assets or assumptions of liabilities and savings and loan holding company acquisitions. The CRA also requires that all institutions make public disclosure of their CRA ratings. Each of the Banks received “satisfactory” ratings on its most recent CRA performance evaluation.

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

     Interstate Banking and Branching Legislation. Under the Interstate Banking and Efficiency Act of 1994 (the “Interstate Banking Act”), bank holding companies are allowed to acquire banks across state lines subject to various requirements of the Federal Reserve. In addition, under the Interstate Banking Act, banks are permitted, under some circumstances, to merge with one another across state lines and thereby create a main bank with branches in separate states. After establishing branches in a state through an interstate merger transaction, a bank may establish and acquire additional branches at any location in the state where any bank involved in the interstate merger could have established or acquired branches under applicable federal and state law.

     While the State of Illinois has adopted legislation “opting in” to interstate bank mergers, it did not allow out of state banks to enter the Illinois market through de novo branching or through branch-only acquisitions. Since many states (“host states”) allow out-of-state banks to enter a host state by de novo branching or branch-only acquisitions only if the banks of the host state are afforded reciprocal treatment in the other state, the Banks have limited opportunities to expand in other states except through whole bank or bank holding company acquisitions. It is anticipated that this interstate merger and branching ability will increase competition and further consolidate the financial institutions industry.

     Insurance Powers. Under state law, a state bank is authorized to act as agent for any fire, life or other insurance company authorized to do business in the State of Illinois. Similarly, the Illinois Insurance Code was amended to allow a state bank to form a subsidiary for the purpose of becoming a firm registered to sell insurance. Such sales of insurance by a state bank may only take place through individuals who have been issued and maintain an insurance producer’s license pursuant to the Illinois Insurance Code.

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

     Securities Brokerage. Midwest Financial and Investment Services, Inc., a subsidiary of the Company, is licensed as a retail securities broker and is subject to regulation by the Securities and Exchange Commission, state securities authorities, and the National Association of Securities Dealers.

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

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES
LITIGATION REFORM ACT OF 1995

     This report contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The Company intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 and is including this statement for purposes of these safe harbor provisions. Forward-looking statements, which are based on certain assumptions and describe future plans, strategies and expectations of the Company, are generally identifiable by use of the words “believe,” “expect,” “intend,” “anticipate,” “estimate,” “project” or similar expressions. The Company’s ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse effect on the operations and future prospects of the Company and its subsidiaries, including its ability to implement its growth strategies, include, but are not limited to, changes in interest rates; general economic conditions; legislative or regulatory changes; monetary and fiscal policies of the U.S. government, including policies of the U.S. Treasury and the Federal Reserve Board; possible administrative or enforcement action or similar direction of federal or state banking regulators in connection with any material failure of any of the Banks to comply with applicable banking laws, rules, and regulations; the quality or composition of the loan or investment portfolios; demand for loan products; deposit flows; competition; demand for financial services in the Company’s market area; the Company’s ability to fully integrate the operations and branch offices acquired as a result of the acquisition of Big Foot Financial Corp.; the likelihood of the consummation of the acquisition of CoVest Bancshares, Inc., and changes in accounting principles, policies and guidelines. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements.

EXECUTIVE OFFICERS OF THE REGISTRANT

     Listed below are the executive officers of the Company as of March 22, 2003.

     Brad A. Luecke (52) has been President and Chief Executive Officer of the Company since July 2000. He has also served as a director of the Company since June 2002. Mr. Luecke became Vice Chairman of Midwest Bank and Trust Company in 2000 and continues to serve as Chief Executive Officer and a director since 1991. Mr. Luecke was named chairman and director of Midwest Financial and Inve3tment Services, Inc. in March 2002. Mr. Luecke was named Chairman, President, and director of MBTC Investment Company in August 2002. He also served as president of Midwest Bank and Trust Company from 1991 to 2000. Mr. Luecke was a director of Midwest Bank of Hinsdale and First Midwest Data Corp from 2000 to August 2002.

     Sheldon Bernstein (56) was named a Senior Vice President of the Company in 2001. Mr. Bernstein has served as President and a director of Midwest Bank and Trust Company, Cook County Region since 2000. Previously, Mr. Bernstein served as Chief Operating Officer and Executive Vice President-Lending of Midwest Bank and Trust Company since 2000 and 1993, respectively. He was also named director of Midwest Financial and Investment Services, Inc. in March 2002. Mr. Bernstein was a director of First Midwest Data Corp from 2001 to August 2002.

     Mary M. Henthorn (45) was named a Senior Vice President of the Company in 2001. Ms. Henthorn was named President of Midwest Bank and Trust Company, DuPage County Region in August 2002. She was also named director of Midwest Financial and Investment Services, Inc. in March 2002. Ms. Henthorn served as President and Chief Executive Officer of Midwest Bank of Hinsdale from 2000 to August 2002. Previously, she served as Executive Vice President and a director of Midwest Bank of Hinsdale from 1996 to August 2002. She held various management positions at Midwest Bank of Hinsdale and Midwest Bank and Trust Company since 1992.

     Stephen M. Karaba (45) was named a Senior Vice President of the Company in 2000. Mr. Karaba was named President and director of Midwest Bank and Trust Company, McHenry County Region in 2002. He was also named director of Midwest Financial and Investment Services, Inc. in March 2002. Mr. Karaba had served as president and director of Midwest Bank of McHenry County from 1994 to August 2002. Previously, Mr. Karaba held various management and executive positions within Midwest Bank and Trust Company and Midwest Bank of McHenry County since 1989.

     Christopher J. Gavin (41) was named a Senior Vice President of the Company in 2000 and has served as President and Chief Executive Officer of Midwest Bank of Western Illinois since 1998. Mr. Gavin was named director of Midwest Financial and Investment Services, Inc. in March 2002. He also has been a director of Midwest Bank of Western Illinois since 1997 and has served as a director of Porter Insurance Agency, Inc. since 1998. Mr. Gavin was Executive Vice President and Chief Credit Officer of Midwest Bank of Western Illinois from 1997 to 1998.

     Michelle T. Holman (43) was named Senior Vice President — Risk Management in 2000. Ms. Holman had served as a director of First Midwest Data Corp. from 2000 to August 2002. Previously, she served as Vice President of Loan Review since 1988 and in various management capacities at the Company and Midwest Bank and Trust Company since 1985.

     Daniel R. Kadolph, CPA (40) was named Senior Vice President and Chief Financial Officer in 2000. Mr. Kadolph was also named director of Midwest Financial and Investment Services, Inc. in March 2002. Mr. Kadolph was also named director of MBTC Investment Company in August 2002. He has served as Comptroller of the Company since 1994 and Treasurer since 1997. Mr. Kadolph had served as a director of First Midwest Data Corp. from 2000 to August 2002 and has served in various management capacities at the Company and Midwest Bank and Trust Company since 1988.

     Edward H. Sibbald (54) was named Executive Vice President, Director of Marketing and Director of Investor Relations in 2000. Previously he served as a Senior Vice President of the Company in 2000 and as Chief Financial Officer of the Company from 1997 to 2000. Previously, Mr. Sibbald served as Executive Vice President from 1997 to 1999 and Senior Vice President-Administration from 1991 to 1997. Mr. Sibbald also served as a director of Midwest Bank of McHenry County from 1994 to August 2002 and continues to serve as a director of Midwest Bank of Western Illinois.

     Mary C. Ceas, SPHR (45) was named Senior Vice President — Human Resources of the Company in 2000. Previously, Ms. Ceas was Vice President — Human Resources since 1997 and served as Director — Training and Development from 1995 to 1997.

ITEM 2. PROPERTIES

     The following table sets forth certain information regarding the Company’s principal office and bank subsidiary facilities.

		Net Book Value at
		December 31, 2002	Leased or
Location	Date Acquired	(In Thousands)	Owned

Principal Office 501 West North Avenue Melrose Park, Illinois 60160	1987	$1,468	Owned
Midwest Bank and Trust Company Banking Offices
Cook County Region 1606 North Harlem Avenue Elmwood Park, Illinois 60607	1959	1,725	Owned
300 South Michigan Avenue Chicago, Illinois 60604	1986	—	Leased
4012 North Pulaski Road Chicago, Illinois 60641	1993	1,049	Owned
7227 West Addison Street Chicago, Illinois 60634	1996	1,189	Owned
1601 North Milwaukee Avenue * Chicago, Illinois 60647	1980	208	Owned
8301 West Lawrence * Norridge, Illinois 60656	1976	9	**
DuPage County Region 500 West Chestnut Street Hinsdale, Illinois 60521	1991	1,676	Owned
927 Curtiss Street Downers Grove, Illinois 60515	1996	4	Leased
505 N. Roselle Road Roselle, Illinois 60172	1999	2,144	Owned
McHenry County Region 17622 Depot Street Union, Illinois 60180	1987	52	Owned
2045 East Algonquin Road Algonquin, Illinois 60102	1994	795	Owned

		Net Book Value at
		December 31, 2002	Leased or
Location	Date Acquired	(In Thousands)	Owned

204 E. State Road Island Lake, Illinois 60042	1998	$339	Owned
5555 Bull Valley Road McHenry, Illinois 60050	1998	1,291	Owned
Old McHenry Road * Long Grove, Illinois	1980	3,180	Owned
Midwest Bank of Western Illinois Banking Offices
200 East Broadway Monmouth, Illinois 61462	1993	2,408	Owned
612 West Main Street Galesburg, Illinois 61401	1996	531	Owned
Schuyler Street Oquawka, Illinois 61469	1991	73	Owned
104 S.E. 3rd Avenue Aledo, Illinois 61231	1999	140	Owned
106 South Kirk Kirkwood, Illinois 61473	1993	—	Owned
1120 North 6th Street Monmouth, Illinois 61462	2001	—	Leased

*	Branches acquired through BFFC acquisition effective January 3, 2003.

**	Land is leased and building is owned.

ITEM 3. LEGAL PROCEEDINGS

     The Company and its subsidiaries are from time to time parties to various legal actions arising in the normal course of business. Management believes that there is no proceeding pending against the Company or any of its subsidiaries which, if determined adversely, would have a material adverse effect on the financial condition or results of operations of the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF STOCKHOLDERS

     None.

PART II

ITEM 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Company’s common stock is traded over-the-counter and quoted on the Nasdaq National Market under the symbol “MBHI”. As of April 14, 2003, the Company had approximately 2,000 stockholders of record. The table below sets forth the high and low sale prices of the common stock during the periods indicated. The prices reflected below have been adjusted to reflect the 3-for-2 stock split (effected in the form of a 50% common stock dividend) paid on July 9, 2002 to stockholders of record on July 1, 2002.

	High	Low

2001
First Quarter	$12.00	$10.00
Second Quarter	14.67	10.33
Third Quarter	14.25	12.34
Fourth Quarter	14.37	12.58
2002
First Quarter	$15.33	$13.30
Second Quarter	20.67	14.73
Third Quarter	19.18	18.58
Fourth Quarter	20.19	17.66

     The Company has declared per share cash dividends with respect to its common stock in the last two fiscal years as follows:

2001
First Quarter	$0.10
Second Quarter	0.10
Third Quarter	0.10
Fourth Quarter	0.10
2002
First Quarter	$0.10
Second Quarter	0.10
Third Quarter	0.10
Fourth Quarter	0.10

     Holders of common stock are entitled to receive such dividends as may be declared by the Board of Directors from time to time and paid out of funds legally available therefore. Because the Company’s consolidated net income consists largely of net income of the Banks, the Company’s ability to pay dividends depends upon its receipt of dividends from the Banks. The Banks’ ability to pay dividends is regulated by banking statutes. See “Supervision and Regulation—Dividend Limitations.” The declaration of dividends by the Company is discretionary and depends on the Company’s earnings and financial condition, regulatory limitations, tax considerations and other factors including limitations imposed by the terms of the Company’s revolving lines of credit and limitations imposed by the terms of the Company’s outstanding junior subordinated debentures. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity.” While the Board of Directors

expects to continue to declare dividends quarterly, there can be no assurance that dividends will be paid in the future.

     In October 2002, the Company issued $15.0 million of floating rate trust preferred securities through MBHI Capital Trust II, our wholly-owned, statutory business trust subsidiary. The preferred securities were issued at $1,000 per share to certain qualified institutional investors. Simultaneously with the issuance of the preferred securities, the Company issued an equivalent amount of floating rate subordinated debentures to the trust. The debentures mature on November 7, 2032, and may be redeemed on or after November 7, 2007, if certain conditions are met. The floating rate on each of the preferred securities and the debentures is equal to three-month LIBOR plus 3.45%, resets quarterly, and is capped at 12.5% through November 7, 2007. The rate is currently set at 4.79%. The Company paid a placement agent fee equal to 3% of the total amount of preferred securities issued in the transaction. The issuance of the preferred securities and the subordinated debentures was exempt from registration under the Securities Act pursuant to Section 4(2) thereunder.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

     The following table sets forth certain selected consolidated financial data at or for the periods indicated. This information should be read in conjunction with the Company’s Consolidated Financial Statements and notes thereto included herein. See “Item 8, Consolidated Financial Statements and Supplementary Data.”

	Year Ended December 31,

	2002		2001		2000		1999		1998

	(Dollars in Thousands, Except Per Share Data)
Statement of Income Data:
Total interest income	$112,721		$113,132		$109,792		$84,146		$74,827
Total interest expense	53,319		65,665		64,032		44,262		41,014

Net interest income	59,402		47,467		45,760		39,884		33,813
Provision for loan losses	18,532		2,220		1,850		2,203		1,326
Other income	14,008		12,802		7,695		6,734		6,787
Other expenses	33,909		31,463		29,360		25,774		22,895

Income before income taxes	20,969		26,586		22,245		18,641		16,379
Provision for income taxes	4,661		8,704		7,632		6,750		5,974

Net income	$16,308		$17,882		$14,613		$11,891		$10,405

Per Share Data (1):
Earnings per share (basic)	$1.01		$1.11		$0.91		$0.72		$0.63
Earnings per share (diluted)	0.99		1.09		0.90		0.71		0.63
Cash dividends declared	0.40		0.40		0.35		0.23		0.10
Book value at end of year	7.12		5.99		5.13		4.15		4.59
Tangible book value at end of year	6.83		5.87		4.99		4.00		4.43
Selected Financial Ratios:
Return on average assets	0.86%		1.12%		1.07%		1.04%		1.04%
Return on average equity	14.81		19.50		20.57		16.39		14.60
Dividend payout ratio	39.61		36.02		38.64		32.28		15.72
Average equity to average assets	5.83		5.75		5.18		6.31		7.11
Tier 1 risk-based capital	10.49		9.93		11.02		11.11		13.47
Total risk-based capital	11.74		10.82		11.94		12.20		14.64
Net interest margin (tax equivalent)	3.46		3.31		3.65		3.75		3.61
Loan to deposit ratio	81.74		82.82		75.95		66.58		60.04
Net overhead expense to average assets (2)	1.15		1.40		1.66		1.70		1.72
Efficiency ratio (2)	47.40		52.21		53.90		55.84		58.01
Allowance for loan losses to total loans at the end of year	1.83		1.01		1.04		1.17		1.26
Provision for loan losses to total loans	1.63		0.22		0.22		0.34		0.25
Net loans charged off to average total loans	0.73		0.07		0.11		0.21		0.18
Nonperforming loans to total loans at the end of year (3)	2.78		0.24		0.26		0.37		0.90
Nonperforming assets to total assets	1.60		0.15		0.23		0.40		0.56
Allowance for loan losses to nonperforming loans	0.66	x	4.28	x	3.82	x	3.19	x	1.39	x

	December 31,

	2002	2001	2000	1999	1998

	(Dollars in Thousands)
Balance Sheet Data:
Total assets	$2,009,047	$1,810,422	$1,467,770	$1,256,462	$1,071,314
Total earning assets	1,908,533	1,711,030	1,371,519	1,184,546	1,014,691
Year-to-date average assets	1,889,511	1,593,939	1,370,386	1,148,675	1,002,848
Total loans	1,136,704	1,003,386	824,632	646,455	521,880
Allowance for loan losses	20,754	10,135	8,593	7,567	6,576
Total deposits	1,390,648	1,211,520	1,085,786	970,954	869,152
Borrowings	462,382	442,150	289,093	196,075	118,449
Stockholders’ equity	114,951	96,214	82,576	67,694	77,629
Tangible stockholders’ equity	111,929	94,272	80,463	65,320	75,019

(1)	Restated for 3-for-2 stock split paid on July 9, 2002.

(2)	Excludes security gains and trading account profits or losses.

(3)	Includes total nonaccrual, impaired and all other loans 90 days or more past due.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

     The Company’s principal business is conducted by the Banks and consists of a full range of community-based financial services, including commercial and retail banking. The profitability of the Company’s operations depends primarily on its net interest income, provision for loan losses, other income, and other expenses. Net interest income is the difference between the income the Company receives on its loan and securities portfolios and its cost of funds, which consists of interest paid on deposits and borrowings. The provision for loan losses reflects the cost of credit risk in the Company’s loan portfolio. Other income consists of service charges on deposit accounts, securities gains, mortgage origination fees, insurance and brokerage commissions, trust fees, and other income. Other expenses include salaries and employee benefits, occupancy and equipment expenses, professional services, marketing expenses, and other noninterest expenses.

     Net interest income is dependent on the amounts of and yields on interest-earning assets as compared to the amounts of and rates on interest-bearing liabilities. Net interest income is sensitive to changes in market rates of interest and the Company’s asset/liability management procedures in coping with such changes. The provision for loan losses is dependent upon management’s assessment of the collectibility of the loan portfolio under current economic conditions. Other expenses are influenced by the growth of operations, with additional employees’ necessary to staff and open new banking centers and marketing expenses necessary to promote them. Growth in the number of account relationships directly affects such expenses as data processing costs, supplies, postage, and other miscellaneous expenses.

Recent Developments

     As previously reported by the Company, on March 5, 2003, the Company received a joint letter from the Federal Reserve Bank of Chicago (the “Federal Reserve”) and the Illinois Office of Banks and Real Estate (the “OBRE”) regarding additional loan classifications and provisions for loan losses that, based on their review of certain loans, the regulators determined should be made by one of the Company’s subsidiary banks, Midwest Bank and Trust Company (the “Bank”). The loans reviewed consisted of a series of loans to an individual borrower and certain affiliated companies that were outstanding as of September 30, 2002 and December 31, 2002. The loans were secured by receivables and other collateral of other affiliated companies. The individual was indicted in March 2003 on certain criminal charges. None of the activities covered by the indictment involves the Bank. Two of the borrower’s affiliated companies (the “Affiliated Companies”) that provided collateral for the loans are the subject of pending voluntary bankruptcy proceedings initiated under Chapter 11 of the United States Bankruptcy Code in July 2002. The total credit relationship to this borrower consisted of loans with an aggregate outstanding principal balance of $19.6 million as of December 31, 2002.

     In assessing the adequacy of its allowance for loan losses on a quarterly basis, management considers a number of factors including, among other things, regulatory review of its loan portfolio. The Federal Reserve and the OBRE concluded that the loans described above should be classified as nonaccrual loans as of September 30, 2002 and December 31, 2002, due to the regulators’ assessment that the ultimate collectibility of the loans as of the end of the third and fourth quarters was “doubtful”. As a result of further communications with the Federal Reserve and OBRE through early April 2003, and additional internal analysis of available information, the Company reclassified the $19.6 million of loans as nonaccrual loans as of September 30, 2002. The Company filed an amended Form 10-Q on April 16, 2003, to reflect the reclassification and to restate its interim financial statements for the period ended September 30, 2002, to record an additional loan loss provision consistent with its loan loss reserve methodology in the amount of $9.8 million and to reverse $226,000 of interest income. The net effect on net income, after income taxes, was a $6.0 million reduction in previously reported net income for the third quarter of 2002.

     Also, as a result of the regulatory loan review of the loans previously identified and certain other unrelated commercial loans reviewed by the regulators in March 2003, and the receipt of a supplemental letter received on April 10, 2003, the Company determined to place approximately $5.1 million of additional commercial loans on nonaccrual as of December 31, 2002, and to charge off approximately $5.8 million in commercial loans reclassified as loss, including $4.7 million of the loans classified as nonaccrual as of September 30, 2002. The additional nonaccrual classification related to two separate loan relationships totaling $9.8 million. The Company had previously classified these loans as substandard. One loan relationship represents $8.3 million of the $9.8 million of nonaccrual loans. This loan relationship is secured by the borrower’s residence and various business assets and business interests. The Company recorded an additional provision to the allowance for loan losses of $4.9 million relating to these loans and reversed $811,000 of interest income previously recorded during the fourth quarter, of which $390,000 was applied to principal, with an after-tax effect on previously reported fourth quarter earnings of $3.4 million.

     The aggregate after-tax effect of the recent loan reclassifications and related financial statement adjustments on previously reported unaudited earnings for 2002 was $9.5 million. As of December 31, 2002, total non-performing loans were $31.5 million, or 2.78% of total loans, an increase of $23.7 million from previously reported year end levels. The allowance for loan losses as of December 31, 2002, as reflected in the Company’s audited financial statements included herein, was $20.8 million, or 1.83% of total loans and 65.8% of non-performing loans as of that date.

     On March 26, 2003, the Bank received proceeds of approximately $13.3 million from the nonrecourse sale of a 2 of 3 of the loans reclassified as nonaccrual as of September 30, 2002 to a newly formed entity that will be the sole owner of the Affiliated Companies following the emergence of these companies from bankruptcy. The purchase price for the portion of the loans sold was equal to the stated principal amount of $10.8 million as of September 30, 2002, $1.7 million of additional financing as of December 31, 2002, plus accrued interest and late charges. The purchaser of the loans is indirectly owned 50% by current management officials of the Affiliated Companies, and 50% by 400 VC, LLC (“400 VC”), an entity owned by the adult son of Leon Wolin, a director of the Company, the adult son of Leroy Rosasco, a director of the Company and Angelo DiPaolo, a director of the Company. E.V. Silveri, Chairman of the Board of the Company, is managing member of 400 VC. Pursuant to an agreement with 400 VC and its present owners, Mr. Silveri and Brad Luecke, President and Chief Executive Officer of the Company, will acquire equity ownership interests in 400 VC in the near future. The funds used by the purchaser to purchase the identified credits from the Bank were borrowed from 400 VC. 400 VC obtained those funds from the proceeds of loans extended by an unrelated financial institution to 400 VC and Mr. Silveri ($3,000,000), Mr. Luecke ($3,000,000), Michael Wolin ($1,500,000), Angelo DiPaolo ($2,000,000) and Lee Paul Rosasco ($4,000,000), as co-borrowers. The Company is currently evaluating how the sale of the identified credits will be accounted for financial reporting purposes, which could include some or all of the repayment being categorized as a capital contribution. In addition, subject to approval of a proposed plan of reorganization with respect to the Affiliated Companies, does not currently anticipate any additional provisions relating to its loans to this borrower.

     A plan of reorganization was submitted to the bankruptcy court on March 27, 2003, and a hearing on the plan is scheduled for May 8, 2003. Effectiveness of the plan of reorganization is dependent upon, among other things, the purchaser of the loans from the Bank obtaining additional credit in the amount of $8 million to fund the payment of certain additional indebtedness of the Affiliated Companies. During March 2003, the Board of Directors of the Bank considered and approved a proposal for extension of such credit, but management of the Bank has indicated that no commitment to extend such credit has been issued and that the Bank presently has no plans to extend such credit. In an April 10, 2003 letter to the

Company, the Federal Reserve and the OBRE indicated that they would require the Bank to reserve (which could be treated as an other expense for financial reporting purposes) as of March 31, 2003, on a dollar for dollar basis up to $8 million, if the Bank had issued a commitment to extend such loan or if representations had been made to the bankruptcy court of the Bank’s willingness to provide credit to fund a plan of reorganization for the borrowers. The Company is presently in discussions with the Federal Reserve and OBRE concerning this matter.

     On March 3, 2003, the banking regulators commenced a regularly scheduled examination of the Bank which is not yet completed. The ongoing examination has involved further review of the adequacy of the Bank’s overall risk management practices. There can be no assurance that the Federal Reserve and OBRE will not identify other items which may have an impact on the financial statements of the Company.

     The following discussion and analysis is intended as a review of significant factors affecting the financial condition and results of operations of the Company for the periods indicated. The discussion should be read in conjunction with the Consolidated Financial Statements and the Notes thereto and the Selected Consolidated Financial Data presented herein. In addition to historical information, the following Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements that involve risks and uncertainties. The Company’s actual results could differ significantly from those anticipated in these forward-looking statements as a result of certain factors discussed in this report.

Critical Accounting Policies and Estimates

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. By their nature, changes in these assumptions and estimates could significantly affect the Company’s financial position or results of operations. Actual results could differ from those estimates. Discussed below are those critical accounting policies that are of particular significance to the Company.

     Allowance for Loan Losses: The allowance for loan losses is a valuation allowance for probable incurred credit losses, increased by the provision for loan losses and decreased by charge-offs less recoveries. Management estimates the allowance balance required based on past loan loss experience, the nature and volume of the portfolio, information about specific borrower situations and estimated collateral values, economic conditions, and other factors. Allocations of the allowance may be made for specific loans, but the entire allowance is available for any loan that, in management’s judgment, should be charged off. Loan losses are charged against the allowance when management believes that the uncollectibility of a loan balance is confirmed.

     Fair Value of Financial Instruments: Fair values of financial instruments are estimated using relevant market information and other assumptions. Fair value estimates involve uncertainties and matters of significant judgment regarding interest rates, credit risk, prepayments, and other factors, especially in the absence of broad markets for particular items. There is no ready market for a significant portion of the Company’s financial instruments. Accordingly, fair values are based on various factors relative to expected loss experience, current economic conditions, risk characteristics, and other factors. The assumptions and estimates used in the fair value determination process are subjective in nature and involve uncertainties and significant judgment and, therefore, fair values cannot be determined with precision. Changes in assumptions or in market conditions could significantly affect the estimates.

Consolidated Results of Operations

     Total assets increased $198.6 million, or 11.0%, to $2.0 billion as of December 31, 2002 from $1.8 billion as of December 31, 2001. Net income decreased $1.6 million , or 8.8%, to $16.3 million for the year ended December 31, 2002 compared to $17.9 million for the year ended December 31, 2001. The return on average assets was 0.86% for 2002 and 1.12% for 2001. The return on average equity decreased to 14.81% in 2002 from 19.50% in 2001 due to the decrease in earnings and the increase in other comprehensive income. The return on average assets was 1.12% and 1.07% for both 2001 and 2000, respectively. The return on average equity decreased to 19.50% in 2001 from 20.57% in 2000.

2002 Compared to 2001

     Net Interest Income. Net interest income on a tax-equivalent basis increased $12.2 million, or 24.4%, to $62.3 million in 2002 from $50.1 million in 2001. Interest income on total earning assets decreased $145,000 to $115.6 million in 2002 from $115.8 million in 2001. Interest income on loans decreased $1.9 million to $74.9 million in 2002 from $76.8 million in 2001 due to a decrease in average rates paid on loans from 8.37% to 6.87%, an increase in nonaccrual loans, as discussed above in “Recent Developments,” and despite the increase in average loans outstanding of $172.7 million. Interest expense on interest-bearing liabilities decreased $12.3 million to $53.3 million in 2002 from $65.7 million in 2001, or 18.8%, as a result of a $13.5 million decrease in interest expense on deposits despite a $1.1 million increase in interest expense on other borrowings. The decrease in interest expense was due primarily to the repricing opportunities on core deposits and certificates of deposits. The increase in interest expense on other borrowings was due primarily to an $111.3 million increase in average fed funds purchased and repurchase agreements during 2002 even though average FHLB advances decreased by $7.8 million. In addition, the Company issued $15.0 million in junior subordinated debentures in October 2002 at an initial rate of 5.27% with a maturity of 30 years. The net interest margin on a tax-equivalent basis increased from 3.31% in 2001 to 3.52% for 2002. The primary reason for the increase in net interest margin was attributable to the decrease in yields on interest-bearing liabilities being more than the decrease in yields on earnings assets. The Company expects net interest income and net interest margin to improve during 2003.

     Provision for Loan Losses. The provision for loan losses increased $16.3 million, or 734.8%, to $18.5 million in 2002 from $2.2 million in 2001 primarily due to additional provisions relating to increased nonperforming loans as discussed in “Recent Developments.” As of December 31, 2002, the allowance for loan losses totaled $20.8 million, or 1.83% of total loans, and was equal to 65.8% of nonperforming loans. The amount of the provision for loan losses is based on quarterly evaluations of the loan portfolio, with particular attention directed toward nonperforming and other potential problem loans. During these evaluations, consideration is also given to such factors as management’s evaluation of specific loans, the level and composition of impaired and other nonperforming loans, historical loss experience, results of examinations by regulatory agencies, independent loan review, the market value of collateral, the estimate of discounted cash flows, the strength and availability of guaranties, concentrations of credits, and other factors. See “Analysis of Allowance for Loan Losses” beginning on page 41.

     Other Income. The Company’s total other income increased $1.2 million, or 9.4%, to $14.0 million in 2002 from $12.8 million in 2001. Other income as a percentage of average assets was 0.74% for the year ended 2002 compared to 0.80% for the year ended 2001. The increase in total other income in 2002 compared to 2001 was primarily due to a $1.3 million increase in option income to $1.8 million for the year ended December 31,2002, as a result of the purchase or sale of various covered put or call options, with terms less than 90 days, on mortgage-backed securities. The covered options have either expired or have been exercised. This increase in option income was offset by a $1.8 million decrease in net securities gains and trading profits. Insurance and brokerage commissions, service charges on deposits as a result of a larger deposit base, mortgage banking fees, and increase in cash surrender value of life insurance increased by $695,000, $678,000, $88,000, and $143,000, respectively.

     Other Expenses. The Company’s total other expenses increased $2.4 million, or 7.8%, to $33.9 million in 2002 from $31.5 million in 2001. Other expenses as a percentage of average assets were 1.79% for the year ended 2002 compared to 1.97% for the year ended 2001. Net overhead expenses were 1.15% and 1.17% as a percentage of average assets in 2002 and 2001, respectively. The increase in total other expenses in 2002 was primarily due to the following factors: salaries and employee benefits increased $1.9 million or 10.1% compared to the similar period in 2001 due to additional staffing in Midwest Financial and Investment Services, Inc., growth in existing banking centers, and annual merit increases; professional services increased $681,000 for 2002 compared to 2001 due to higher legal, consulting, and ATM charges. The efficiency ratio was 47.40% for the year ended December 31, 2002 compared to 52.2% in 2001. The Company expects its efficiency ratio to be impacted in 2003 as a result of the acquisition of Big Foot Financial Corp. The Company has adopted new accounting guidance as it relates to goodwill in 2002 and, as a result, amortization expense has decreased by $200,000 in 2002.

     Federal and State Income Tax. The Company’s consolidated income tax rate varies from statutory rates principally due to interest income from tax-exempt securities and loans. The Company recorded income tax expense of $4.6 million in 2002 compared to $8.7 million in 2001, a decrease of 46.4%, due to changes in income. The effective tax rate in 2002 was 22.2% compared to 32.7% in 2001. These declines are a result of a new regulation issued by the Illinois Department of Revenue related to apportionment of business income of financial organizations, the favorable settlement of an Illinois Department of Revenue exam and various other tax planning initiatives. The Company may potentially have further reductions in its state income tax expense for prior tax reporting periods.

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

     Provision for Loan Losses. The provision for loan losses increased $370,000, or 20.0%, to $2.2 million in 2001 from $1.9 million in 2000. As of December 31, 2001, the allowance for loan losses totaled $10.1 million, or 1.01% of total loans, and was equal to 428% of nonperforming loans. The amount of the provision for loan losses is based on quarterly evaluations of the loan portfolio, with particular attention directed toward nonperforming and other potential problem loans. During these evaluations, consideration is also given to such factors as management’s evaluation of specific loans, the level and composition of impaired and other nonperforming loans, historical loss experience, results of examinations by regulatory agencies, independent loan review, the market value of collateral, the estimate of discounted cash flows, the strength and availability of guaranties, concentrations of credits, and other factors.

     Other Income. The Company’s total other income increased $5.1 million, or 66.4%, to $12.8 million in 2001 from $7.7 million in 2000. Other income as a percentage of average assets was 0.80% for the year ended 2001 compared to 0.56% for the year ended 2000. The increase in total other income in 2001 from 2000 was primarily due to a $2.6 million increase in net securities gains and trading profits, a $1.4 million increase in service charges on deposits, a $492,000 increase in cash surrender value of life insurance, and a $408,000 increase in mortgage loan origination fees.

     Other Expenses. The Company’s total other expenses increased $2.1 million, or 7.2%, to $31.5 million in 2001 from $29.4 million in 2000. Other expenses as a percentage of average assets were 1.97% for the year ended 2001 compared to 2.14% for the year ended 2000. Net overhead expenses were 1.17% and 1.57% as a percentage of average assets in 2001 and 2000, respectively. The increase in total other expenses in 2001 was primarily due to the following factors: salaries and employee benefits increased $2.2 million or 13.5% compared to the similar period in 2000; and professional services increased $351,000 for 2001 compared to 2000 due to higher ATM charges and outsourced engagements. The efficiency ratio was 52.2% for the year ended December 31, 2001 compared to 53.9% in 2000.

     Federal and State Income Tax. The Company’s consolidated income tax rate varies from statutory rates principally due to interest income from tax-exempt securities and loans. The Company recorded income tax expense of $8.7 million in 2001 compared to $7.6 million in 2000, an increase of 14.0%, due to changes in income. The effective tax rate in 2001 was 32.7% compared to 34.3% in 2000.

Interest-Earning Assets and Interest-Bearing Liabilities

     The following table sets forth the average balances, net interest income and expense and average yields and rates for the Company’s interest-earning assets and interest-bearing liabilities for the indicated periods on a tax-equivalent basis assuming a 35% tax rate for 2002, 2001, and 2000.

	For the Year Ended December 31,

	2002			2001			2000

	Average		Average	Average		Average	Average		Average
	Balance	Interest	Rate	Balance	Interest	Rate	Balance	Interest	Rate

	(Dollars in Thousands)
Interest-Earning Assets:
Federal funds sold	$8,796	$138	1.57%	$6,132	$250	4.08%	$10,476	$661	6.31%
Securities:
Taxable (1)	639,226	36,542	5.72	555,053	36,362	6.55	494,791	35,412	7.16
Exempt from federal income taxes (1)	59,662	4,033	6.76	33,255	2,320	6.98	40,747	2,853	7.00

Total securities	698,888	40,575	5.81	588,308	38,682	6.58	535,538	38,265	7.15
Loans (2):
Commercial loans (1)	229,525	13,175	5.74	215,722	17,067	7.91	193,053	18,948	9.81
Commercial real estate loans (1)	684,414	49,044	7.17	526,309	45,145	8.58	385,538	38,371	9.95
Agricultural loans (1)	53,853	3,702	6.87	49,332	3,994	8.10	45,758	3,997	8.74
Consumer real estate loans	108,339	7,805	7.20	112,053	9,291	8.29	106,768	9,545	8.94
Consumer installment loans	14,183	1,172	8.26	14,194	1,327	9.35	13,967	1,309	9.37

Total loans	1,090,314	74,898	6.87	917,610	76,824	8.37	745,084	72,170	9.69

Total interest-earning assets	$1,797,998	$115,611	6.43%	$1,512,050	$115,756	7.66%	$1,291,098	$111,096	8.60%

	For the Year Ended December 31,

	2002			2001			2000

	Average		Average	Average		Average	Average		Average
	Balance	Interest	Rate	Balance	Interest	Rate	Balance	Interest	Rate

	(Dollars in Thousands)
Interest-Bearing Liabilities:
Deposits:
Interest-bearing demand deposits	$135,943	$2,035	1.50%	$129,116	$3,409	2.64%	$112,714	$3,942	3.50%
Money-market demand accounts and savings accounts	260,151	4,271	1.64	264,603	8,369	3.16	248,214	11,151	4.49
Time deposits less than $100,000	590,978	21,298	3.60	480,036	27,372	5.70	423,721	25,262	5.96
Time deposits of $100,000 or more	133,991	4,132	3.08	95,389	4,991	5.23	62,075	3,762	6.06
Public funds	72,495	2,300	3.17	69,137	3,378	4.89	58,525	3,563	6.09

Total interest- bearing deposits	1,193,558	34,036	2.85	1,038,281	47,519	4.58	905,249	47,680	5.27
Borrowings:
Federal funds and repurchase agreements	172,011	4,518	2.63	60,674	2,221	3.66	32,587	2,020	6.20
FHLB advances	235,923	13,004	5.51	243,706	13,528	5.55	216,173	12,549	5.81
Notes payable and other borrowings	30,472	1,761	5.78	26,146	2,397	9.17	19,731	1,783	9.03

Total borrowings	438,406	19,283	4.40	330,526	18,146	5.49	268,491	16,352	6.09

Total interest-bearing liabilities	$1,631,964	$53,319	3.27%	$1,368,807	$65,665	4.80%	$1,173,740	$64,032	5.46%

Net interest income (tax equivalent)(1)		$62,292	3.16%		$50,091	2.86%		$47,064	3.14%

Net interest margin (tax equivalent)(1)			3.46%			3.31%			3.65%

Net interest income(2)		$59,402			$47,467			$45,760

Net interest margin(2)			3.30%			3.14%			3.54%

(1)	Adjusted for 35% tax rate in 2002, 2001, and 2000 and adjusted for the dividends-received deduction where applicable.

(2)	Not adjusted for 35% tax rate in 2002, 2001, and 2000, or for the dividends-received deduction.

(3)	Nonaccrual loans are included in the average balance, however these loans are not earning any interest.

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

     The following table sets forth an analysis of volume and rate changes in interest income and interest expense of the Company’s average interest-earning assets and average interest-bearing liabilities for the indicated periods on a tax-equivalent basis assuming a 35% tax rate in 2002, 2001, and 2000. The table distinguishes between the changes related to average outstanding balances (changes in volume holding the interest rate constant) and the changes related to average interest rates (changes in average rate holding the outstanding balance constant). The change in interest due to both volume and rate has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of the change in each.

	For the Year Ended December 31,

	2002 Compared to 2001			2001 Compared to 2000
	Change Due to			Change Due to

	Net	Volume	Rate	Net	Volume	Rate

Interest-Earning Assets:
Federal funds sold	$(112)	$81	$(193)	$(411)	$(222)	$(189)
Securities taxable	180	5,132	(4,952)	950	4,098	(3,148)
Securities exempt from federal income taxes	1,713	1,787	(74)	(533)	(523)	(10)
Commercial loans	(3,892)	1,035	(4,927)	(1,881)	2,062	(3,943)
Commercial real estate loans	3,899	12,120	(8,221)	6,774	12,606	(5,832)
Agricultural loans	(292)	345	(637)	(3)	300	(303)
Consumer real estate loans	(1,486)	(300)	(1,186)	(254)	459	(713)
Consumer installment loans	(155)	(1)	(154)	18	21	(3)

Total interest-earning assets	$(145)	$20,199	$(20,344)	$4,660	$18,801	$(14,141)

Interest-Bearing Liabilities:
Interest-bearing demand deposits	$(1,374)	$172	$(1,546)	$(533)	$521	$(1,054)
Money market demand accounts and savings accounts	(4,098)	(139)	(3,959)	(2,782)	697	(3,479)
Time deposits of less than $100,000	(6,074)	5,428	(11,502)	2,110	3,247	(1,137)
Time deposits of $100,000 or more	(859)	1,608	(2,467)	1,229	1,799	(570)
Public funds	(1,078)	157	(1,235)	(185)	587	(772)
Federal funds and repurchase agreements	2,297	3,078	(781)	201	1,258	(1,057)
FHLB advances	(524)	(430)	(94)	979	1,546	(567)
Notes payable and other borrowings	(636)	351	(987)	614	646	(32)

Total interest-bearing liabilities	$(12,346)	$10,225	$(22,571)	$1,633	$10,301	$(8,668)

Net interest	$12,201	$9,974	$2,227	$3,027	$8,500	$(5,473)

Financial Condition

Loans

     The Company’s loan portfolio largely reflects the profile of the communities in which it operates. The following table sets forth the composition of the Company’s loan portfolio as of the indicated dates.

	December 31,

	2002	2001	2000	1999	1998

	(In Thousands)
Commercial	$229,764	$220,801	$205,698	$187,822	$148,081
Commercial real estate	730,836	612,687	448,988	300,071	229,489
Agricultural	57,426	48,772	47,773	41,745	33,231
Consumer real estate (1)	105,391	109,329	108,780	103,681	95,604
Consumer installment	14,573	13,375	14,529	13,889	16,128

Total loans, gross	1,137,990	1,004,964	825,768	647,208	522,533
Unearned discount	(1,286)	(1,578)	(1,136)	(753)	(653)

Total loans	1,136,704	1,003,386	824,632	646,455	521,880
Allowance for loan losses	(20,754)	(10,135)	(8,593)	(7,567)	(6,576)

Net loans	$1,115,950	$993,251	$816,039	$638,888	$515,304

Loans held for sale:
Consumer real estate	$4,924	$3,414	$616	$449	$3,829

(1)	Includes loans held for sale.

     Total loans increased $133.3 million to $1.1 billion as of December 31, 2002 from $1.0 billion as of December 31, 2001, an increase of 13.3%. The Company expects loan growth for 2003 to decline moderately due to the ongoing difficulties in the general economy.

     Commercial loans increased $9.0 million to $229.8 million as of December 31, 2002 from $220.8 million as of December 31, 2001, an increase of 4.1%. The increase reflects increased demand due to increased working capital and equipment requirements both by existing borrowers and new customer relationships.

     Commercial real estate loans increased $118.1 million to $730.8 million as of December 31, 2002 from $612.7 million as of December 31, 2001, an increase of 19.3%. The Company continues to focus its lending efforts in this area. The Company has added lending personnel to assist in this growth. The increase in commercial real estate loans reflects continued growth in the commercial real estate market, increased commitments with existing borrowers, and market penetration and market share growth as a result of these efforts.

     Agricultural loans increased $8.7 million to $57.4 million as of December 31, 2002 from $48.8 million as of December 31, 2001, an increase of 17.7%. The increase in agricultural loans reflects increased market share in west central Illinois.

     Consumer real estate loans decreased $3.9 million to $105.4 million as of December 31, 2002 from $109.3 million as of December 31, 2001, a decrease of 3.6%. The decrease is due in part to the ongoing refinancing activity.

     Most mortgage loans the Company originates are sold in the secondary market. At any point in time, loans will be at various stages of the mortgage banking process. Included as part of consumer real estate loans are loans held for sale, which were $4.9 million as of December 31, 2002 and $3.4 million as of December 31, 2001. The carrying value of these loans approximated their market value at that time.

     Consumer installment loans increased $1.2 million to $14.6 million as of December 31, 2002 from $13.4 million as of December 31, 2001, an increase of 9.0%.

     Although the risk of nonpayment for any reason exists with respect to all loans, certain other more specific risks are associated with each type of loan. The primary risks associated with commercial loans are the quality of the borrower’s management, financial strength and cash flow resources, and the impact of local economic factors. Risks associated with real estate loans include concentrations of loans in a certain loan type, such as commercial or residential, and fluctuating land and property values. Consumer loans also have risks associated with concentrations of loans in a single type of loan, as well as the risk a borrower may become unemployed as a result of deteriorating economic conditions.

     The Company attempts to balance the types of loans in its portfolio with the objective of reducing risk. At the end of 2002, the Company had 73.0% of its loan portfolio in commercial and consumer real estate loans, 59.6% of these real estate loans are variable rate and 40.4% of these real estate loans are fixed rate. The Company believes that most credits should have both a primary and a secondary source of repayment, and that the primary source should generally be supported by operating cash flows, while the secondary source should generally be disposition of collateral. The Company engages in very little unsecured lending and generally requires personal guarantees of principals for business obligations. The Company practices a system of concurrence in the approval of commercial credit whereby the documented approval of an officer’s credit committee (or approval by the Board or a Board committee, where applicable) is obtained in addition to that of the recommending officer. This system is intended to ensure that commercial credit is subjected to an independent objective review on at least two different levels.

Loan Maturities

     The following table sets forth the remaining maturities, based upon contractual dates, for selected loan categories as of December 31, 2002.

	One Year	1-5 Years		Over 5 Years

	Or Less	Fixed	Variable	Fixed	Variable	Total

	(In Thousands)
Commercial	$163,335	$26,709	$34,053	$2,834	$2,833	$229,764
Commercial real estate	353,071	213,820	119,584	32,066	12,295	730,836
Agricultural	17,683	4,737	6,171	3,385	25,450	57,426
Consumer real estate	25,225	21,199	11,639	18,974	28,354	105,391
Consumer installment	4,067	9,808	—	698	—	14,573

Total loans, gross	563,381	276,273	171,447	57,957	68,932	1,137,990
Unearned discount	(1,286)	—	—	—	—	(1,286)

Total loans	$562,095	$276,273	$171,447	$57,957	$68,932	$1,136,704

Nonperforming Loans

     The Company’s financial statements are prepared on the accrual basis of accounting, including the recognition of interest income on its loan portfolio, unless a loan is placed on nonaccrual status. Loans are placed on nonaccrual status when there are serious doubts regarding the collectibility of all principal and interest due under the terms of the loans based on the Company’s analysis of all available information, internal loan reviews, independent loan reviews, and information provided by regulatory loan reviews. Amounts received on nonaccrual loans generally are applied first to principal and then to interest after all of the principal has been collected. A loan is generally transferred to nonaccrual status if it is not in the process of collection and is delinquent in payment of either principal or interest beyond 90 days.

     Under Statement of Financial Accounting Standards No. 114 and No. 118, the Company defined loans that are individually evaluated for impairment to include commercial loans and mortgages secured by commercial properties or five-plus family residences that are in nonaccrual status or were restructured. All other smaller balance loans with similar attributes (such as auto) are evaluated for impairment in total.

     The classification of a loan as impaired or nonaccrual does not necessarily indicate that the principal is uncollectible, in whole or in part. The Company makes a determination as to the collectibility on a case-by-case basis. The Company considers both the adequacy of the collateral and the other resources of the borrower in determining the steps to be taken to collect impaired or nonaccrual loans. The final determination as to the steps taken is made based upon the specific facts of each situation. Alternatives that are typically considered to collect impaired or nonaccrual loans are foreclosure, collection under guarantees, loan restructuring, or judicial collection actions.

     Loans that are considered to be impaired are reduced to the present value of expected future cash flows or to the fair value of the related collateral by allocating a portion of the allowance to such loans. If these allocations require an increase to be made to the allowance for loan losses, such increase is reported as a provision for loan losses charged to expense. Loans are evaluated for impairment when payments are delinquent 90 days or more or when management downgrades the loan classification to doubtful.

     The following table sets forth information on the Company’s nonperforming loans and other nonperforming assets as of the indicated dates.

	December 31,

	2002	2001	2000	1999	1998

	(Dollars in Thousands)
Nonaccrual and impaired loans not accruing	$29,035	$1,774	$1,168	$1,567	$2,190
Impaired and other loans 90 days past due and accruing	2,514	595	1,082	806	2,528

Total nonperforming loans	31,549	2,369	2,250	2,373	4,718
Other real estate	533	355	1,153	2,651	1,245

Total nonperforming assets	$32,082	$2,724	$3,403	$5,024	$5,963

Total nonperforming loans to total loans	2.78%	0.24%	0.26%	0.37%	0.90%
Total nonperforming assets to total loans and other real estate	2.82	0.27	0.41	0.77	1.14
Total nonperforming assets to total assets	1.60	0.15	0.23	0.40	0.56

     During 2002, 2001, and 2000, the Company recognized interest income on impaired loans of $207,000, $69,000, and $67,000, respectively.

     Nonperforming loans increased $29.1 million or 1,077.8% to $31.5 million at December 31, 2002 from $2.4 million at December 31, 2001. Other real estate increased $178,000 in 2002 from $355,000 in 2001 to $533,000. Total nonperforming assets increased by $29.4 million from $2.7 million in 2001 to $32.1 million in 2002.

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

     On a quarterly basis, management of the Banks meets to review the adequacy of the allowance for loan losses. Each loan officer grades these individual commercial credits, and the Company’s independent loan review function validates the officers’ grades. In the event that loan review downgrades the loan, it is included in the allowance analysis at the lower grade. The grading system is in compliance with the regulatory classifications, and the allowance is allocated to the loans based on the regulatory grading, except in instances where there are known differences (e.g., collateral value is nominal).

     The analysis of the allowance for loan losses is comprised of three components: specific credit allocation; general portfolio allocation; and subjectively by determined allocation. The specific credit allocation includes a detailed review of the credit in accordance with SFAS No. 114 and No. 118, and an allocation is made based on this analysis. The general portfolio allocation consists of an assigned reserve percentage based on the credit rating of the loan and charge-off history. The subjective portion is determined based on loan history and the Company’s evaluation of various factors including economic and industry outlooks. In addition, the subjective portion of the allowance is influenced by current economic conditions and trends in the portfolio including delinquencies and impairments, as well as changes in the composition of the portfolio.

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

	Year Ended December 31,

	2002		2001		2000		1999		1998

	(Dollars in Thousands)
Average total loans	$1,090,314		$917,610		$745,085		$583,683		$508,465

Total loans at end of year	$1,136,704		$1,003,386		$824,632		$646,455		$521,880

Total nonperforming and impaired loans	$31,549		$2,369		$2,250		$2,373		$4,718

Allowance at beginning of year	$10,135		$8,593		$7,567		$6,576		$6,143
Charge-offs:
Commercial loans	6,957		541		874		1,124		883
Consumer real estate loans	14		49		56		49		49
Commercial real estate loans	651		231		89		120		126
Agricultural loans	284		—		11		—		—
Consumer installment loans	300		56		77		124		110

Total charge-offs	8,206		877		1,107		1,417		1,168
Recoveries:
Commercial loans	206		168		256		108		197
Consumer real estate loans	47		2		6		1		1
Commercial real estate loans	5		—		1		71		6
Agricultural loans	—		—		—		8		20
Consumer installment loans	35		29		20		17		51

Total recoveries	293		199		283		205		275

Net charge-offs	7,913		678		824		1,212		893
Provision for loan losses	18,532		2,220		1,850		2,203		1,326

Allowance at end of the year	$20,754		$10,135		$8,593		$7,567		$6,576

Net charge-off to average total loans	0.73%		0.07%		0.11%		0.21%		0.18%
Allowance to total loans at end of year	1.83		1.01		1.04		1.17		1.26
Allowance to nonperforming loans	0.66	x	4.28	x	3.82	x	3.19	x	1.39	x

     As previously discussed in “Recent Developments,” the provision for loan losses increased $16.3 million, or 734.8%, to $18.5 million for the year ended December 31, 2002 from $2.2 million for the year ended December 31, 2001. The allowance for loan losses was $20.8 million at December 31, 2002 and $10.1 million at December 31, 2001. Total recoveries on loans previously charged off were $293,000 for the year ended December 31, 2002 and $199,000 for the year ended December 1, 2001. These recoveries were due primarily to payments from customers’ bankruptcy proceedings or payment plans on charged-off loans.

     Net charge-offs increased $7.2 million to $7.9 million, or 0.73% of average loans in 2002 compared to $678,000, or 0.07%, of average loans in 2001. Allowance for loan losses to nonperforming loans ratio was 0.66x and 4.28x at December 31, 2002 and December 31, 2001, respectively.

     As noted in “Recent Developments”, the Company received approximately $13.3 to repay in full a substantial portion of the loans classified as nonaccrual at December 31, 2002 subsequent to year-end. Management believes the allowance for loan losses is adequate to provide for losses inherent in portfolio at December 31, 2002.

     The following table sets forth the Company’s allocation of the allowance for loan losses by types of loans as of the indicated dates.

	December 31,

	2002		2001		2000		1999		1998

		Loan		Loan		Loan		Loan		Loan
		Category		Category		Category		Category		Category
		To Gross		To Gross		To Gross		To Gross		To Gross
	Amount	Loans	Amount	Loans	Amount	Loans	Amount	Loans	Amount	Loans

	(Dollars in Thousands)
Commercial	$15,392	20.19%	$5,339	22.00%	$4,579	24.91%	$3,771	29.02%	$3,294	28.34%
Commercial real estate	3,141	64.22	2,386	60.95	1,865	54.37	1,635	46.36	1,222	43.92
Agricultural	426	5.05	737	4.86	659	5.79	637	6.45	418	6.36
Consumer real estate	145	9.26	310	10.89	206	13.17	194	16.02	177	18.30
Consumer installment	421	1.28	173	1.30	138	1.76	146	2.15	169	3.08
Unallocated	1,229	—	1,190	—	1,146	—	1,184	—	1,296	—

Total allowance for loan losses	$20,754	100.00%	$10,135	100.00%	$8,593	100.00%	$7,567	100.00%	$6,576	100.00%

     As of December 31, 2002, approximately 75% of the allowance was allocated to commercial loans, versus 50% in the prior year, as a result of the reclassification of certain commercial loans in the third and fourth quarters of 2002. See “Recent Developments.”

Securities

     The Company manages its securities portfolio to provide a source of both liquidity and earnings. Each of the Banks has its own asset/liability committee, which develops current investment policies based upon its operating needs and market circumstances. The investment policy is reviewed by senior financial management of the Company in terms of its objectives, investment guidelines, and consistency with overall Company performance and risk management goals. Each of the Banks’ investment policy is formally reviewed and approved annually by its Board of Directors. The asset/liability committee of each of the Banks is responsible for reporting and monitoring compliance with the investment policy. Reports are provided to each of the Banks’ Board of Directors and the Board of Directors of the Company on a regular basis.

     The securities portfolio represented approximately 38.4% and 38.9% of the Company’s assets as of December 31, 2002 and 2001, respectively. During the past two years, the securities portfolio ranged between 30% and 50% of each of the Banks’ assets, depending upon liquidity requirements, deposit growth, and loan demand in each market.

     The total fair value of the securities portfolio was $772.3 million as of December 31, 2002, or 101.7% of amortized cost. The fair value of the securities portfolio was $705.3 million and $538.7 million as of December 31, 2001 and 2000, respectively.

     The following tables set forth the composition of the Company’s securities portfolio by major category as of the indicated dates. The securities portfolio as of December 31, 2002, 2001, and 2000 has been categorized as either available-for-sale or held-to-maturity in accordance with SFAS No. 115.

	December 31, 2002

	Held-to-Maturity		Available-for-Sale		Total

	Amortized		Amortized		Amortized		% of
	Cost	Fair Value	Cost	Fair Value	Cost	Fair Value	Portfolio

	(Dollars in Thousands)
U.S. Treasury and obligations of U. S. government agencies	$—	$—	$23,856	$23,544	$23,856	$23,544	3.14%
Obligations of states and political subdivisions	17,706	18,666	55,109	57,720	72,815	76,386	9.58
Mortgage-backed securities	100,914	101,755	495,569	504,432	596,483	606,187	78.51
Equity securities	—	—	59,369	59,364	59,369	59,364	7.81
Other bonds	—	—	7,194	6,813	7,194	6,813	0.95

Total	$118,620	$120,421	$641,097	$651,873	$759,717	$772,294	100.00%

	December 31, 2001

	Held-to-Maturity		Available-for-Sale		Total

	Amortized		Amortized		Amortized		% of
	Cost	Fair Value	Cost	Fair Value	Cost	Fair Value	Portfolio

	(Dollars in Thousands)
U.S. Treasury and obligations of U. S. government agencies	$—	$—	$505	$516	$505	$516	0.07%
Obligations of states and political subdivisions	21,445	21,865	12,872	13,008	34,317	34,873	4.86
Mortgage-backed securities	—	—	597,902	596,147	597,902	596,147	84.61
Equity securities	—	—	72,007	72,233	72,007	72,233	10.19
Other bonds	—	—	1,941	1,570	1,941	1,570	0.27

Total	$21,445	$21,865	$685,227	$683,474	$706,672	$705,339	100.00%

	December 31, 2000

	Held-to-Maturity		Available-for-Sale		Total

	Amortized		Amortized		Amortized		% of
	Cost	Fair Value	Cost	Fair Value	Cost	Fair Value	Portfolio

	(Dollars in Thousands)
U.S. Treasury and obligations of U. S. government agencies	$—	$—	$1,000	$934	$1,000	$934	0.18%
Obligations of states and political subdivisions	25,174	25,215	10,789	10,974	35,963	36,189	6.60
Mortgage-backed securities:
Pass-through securities	—	—	427,339	422,407	427,339	422,407	78.40
Collateralized mortgage obligations	—	—	1,724	1,720	1,724	1,720	0.32
Equity securities	—	—	59,746	59,735	59,746	59,735	10.96
Other bonds	—	—	19,312	17,742	19,312	17,742	3.54

Total	$25,174	$25,215	$519,910	$513,512	$545,084	$538,727	100.00%

     During the third quarter of 2002, the Company reclassified approximately $100 million of mortgage-backed securities from the available-for-sale category to the held-to-maturity category under permissible provisions of FASB 115. This transfer was required to be at fair value which resulted in an unrealized gain and accumulated other comprehensive income at the time of transfer, of $1,396,000 and $842,000, respectively, which is being amortized/accreted to expense/income over the life of the securities as a yield adjustment. This transfer was completed in order to enhance the Company’s interest rate risk by matching longer-term assets with longer term funding sources.

     As of December 31, 2002, the Company was involved in certain derivative transactions. All derivative instruments are recorded at their fair values and the change in the fair value of a derivative is included in other income. If derivative instruments are designated as hedges of fair values, both the change in the fair value of the hedge and the hedged item are included in current earnings. Fair value adjustments related to cash flow hedges are recorded in other comprehensive income and reclassified to earnings when the hedged transaction is reflected in earnings. Ineffective portions of hedges are reflected in earnings as they occur.

     The Company has bought and sold various put and call options, with terms less than 90 days, on mortgage-backed securities at December 31, 2002. These are stand-alone derivatives that are carried at their estimated fair value with the corresponding gain or loss recorded in option income. See Note 20 to the audited financial statements.

     In August 2002, the Company entered into a credit derivative transaction with a notional amount of $20.0 million for a term of five years, maturing August 30, 2007. The credit swap has a credit rating of Aa2/AA by Moody’s and Standard and Poors. In November 2002, the Company entered a credit derivative transaction with a notional amount of $30.0 million for a term of five years, maturing November 27, 2002. The credit swap has a credit rating of Aa1/AAA by Moody’s and Standard and Poors. The notional amount, which is the Company’s credit risk, represents the maximum accounting loss that could be recognized at the reporting date if actual defaults exceeded certain thresholds. These are stand-alone derivatives with the changes in the market value charged to earnings on a quarterly basis. The Company receives fee income quarterly (1.25% of the notional amount on an annual basis) to cover potential credit losses in the event that actual defaults incurred by each underlying instrument exceed certain thresholds. On inception date, the Company received 1% of the notional amount as payment for entering into the contract. There has been no material change in the fair value of $500,000 since the Company entered into these credit derivatives. In both transactions, the underlying asset-backed security is $1.0 billion and is diversified amongst 100 companies.

     As of December 31, 2002, the Company held no securities of a single issuer with a book value exceeding 10% of stockholders’ equity other than those of the U.S. Treasury or other U.S. government agencies.

     The Company’s securities portfolio on an amortized cost basis increased $53.0 million, or 7.5%, in 2002 compared to a $161.6 million increase in 2001. The change was attributed to the generation of new deposits and additional borrowings in excess of the loan funding and operational requirements of the Banks. During 2002, the Company increased its securities portfolio by increasing its holdings in U.S. Treasuries and agencies and obligations of political subdivisions by $23.4 million and $38.5 million from the prior year, respectively. This increase is a result of investing the accumulation of new deposits and borrowings.

     The securities portfolio consists primarily of agency-guaranteed, mortgage-backed securities. Mortgage-backed securities represented 78.5%, 84.6%, and 78.4% of total securities as of December 31, 2002, 2001, and 2000, respectively. Based upon the Company’s evaluation, mortgage-backed securities are a preferable investment vehicle for the Banks. Mortgage-backed securities offer attractive yields, provide monthly cash flows, serve as acceptable collateral, and have most of the liquidity characteristics of U.S. Treasury notes and bonds.

     The Banks’ investment strategies during the past three years have been focused on the purchase of seasoned and new production mortgage-backed securities of moderate average lives (5 to 8 years), which have been purchased at discounts, at par, and at a premium to par. Historically, management believes these securities are reasonably predictable in terms of price volatility, prepayment speeds, and monthly cash flows. The sharp decrease in long-term investment yields and, as a consequence, lower mortgage rates, led to a significant increase in prepayment speeds in 2001 and 2002. As a result, management repositioned the securities portfolio in 2002 to reduce the overall impact on yields and improve longer-term profitability. During the third quarter of 2002, the Company reclassified $100.0 million of its mortgage-backed securities from available-for-sale to held-to-maturity under permissible provisions of FASB 115 in order to enhance its interest rate risk position.

     The Company manages its securities available-for-sale portfolio and trading account portfolio on a total return basis. In this respect, management regularly reviews the performance of its securities and sells specific securities to provide opportunities to enhance net interest income and net interest margin, and when possible it will recognize gains on the sale of securities. The Company has a long history of managing its securities in this manner. During 2002, the Company experienced an above average level of refinancing activity on its mortgage-backed securities. Trading account profits result from trading strategies that are utilized to supplement narrowing bond yields during periods of interest rate volatility. Gains on securities transactions for the years ended December 31, 2002 and 2001 were $1.5 million and $2.8 million, respectively. Trading account profits were $348,000 compared to $899,000 for the years ended December 31, 2002 and 2001, respectively. Option income was $1.8 million and $508,000 for the years ended December 31, 2002 and 2001, respectively.

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

Investment Maturities and Yields

     The following tables set forth the contractual or estimated maturities of the components of the Company’s securities portfolio as of December 31, 2002 and the weighted average yields on a nontax-equivalent basis. The table assumes estimated fair values for available-for-sale securities and amortized cost for held-to-maturity securities:

	Maturing

			After One But		After Five But
	Within One Year		Within Five Years		Within Ten Years		After Ten Years		Total

	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield

	(Dollars in Thousands)
Available-for-Sale Securities:
U.S. Treasury and obligations of U. S. government agencies	$—	0.00%	$2,625	3.10%	$20,919	4.38%	$—	0.00%	$23,544	4.23%
Obligations of states and political subdivisions	160	4.65	6,443	5.73	30,588	4.22	20,529	3.95	57,720	4.29
Mortgage-backed securities	624	7.14	494,804	6.57	8,880	6.51	124	5.38	504,432	6.57
Equity securities	—	0.00	—	0.00	—	0.00	59,364	5.55	59,364	5.55
Other bonds	970	5.50	4,113	6.54	—	0.00	1,730	3.00	6,813	5.32

Total	$1,754	6.01	$507,985	6.54	$60,387	4.61	$81,747	5.09	$651,873	6.18

Held-to-Maturity Securities:
Obligations of states and political subdivisions	$4,706	4.52%	$12,750	4.92%	$250	4.90%	$—	0.00%	$17,706	4.81%
Mortgage-backed securities	89	7.50	97,244	6.58	3,581	6.26	—	0.00	100,914	6.57

Total	$4,795	4.57	$109,994	6.39	$3,831	6.17	$—	0.00	$118,620	6.31

Deposits

     The Company has experienced significant growth in total deposits in recent years. Total deposits were $1.4 billion at December 31, 2002, $1.2 billion at December 31, 2001, and $1.1 billion at December 31, 2000, representing an increase of 14.8% and 11.6%, respectively, between the three years. Average total deposits were $1.3 billion for the year ended December 31, 2002, $1.2 billion for the year ended December 31, 2001, and $1.0 billion for the year ended December 31, 2000. These increases in deposits are the result of increased marketing activity in the last three years as well as normal growth in the Banks’ core market areas. Deposit growth in 2002 surpassed the budgeted levels; management believes the rate of deposit growth is likely to increase in 2003.

     The following table sets forth the average amount of and the average rate paid on deposits by category for the indicated periods.

	For the Year Ended December 31,

	2002			2001			2000

		Percent			Percent			Percent
	Average	of		Average	of		Average	of
	Balance	Deposits	Rate	Balance	Deposits	Rate	Balance	Deposits	Rate

	(Dollars in Thousands)
Non-interest-bearing demand deposits	$129,864	9.81%	0.00%	$121,394	10.47%	0.00%	$117,396	11.48%	0.00%
Interest-bearing demand deposits	135,943	10.27	1.50	129,116	11.13	2.64	112,714	11.02	3.50
Savings and money market accounts	260,151	19.66	1.64	264,603	22.82	3.16	248,214	24.28	4.49
Time Deposits:
Certificates of deposit, under $100,000(1)	590,978	44.66	3.60	480,036	41.39	5.70	423,721	41.43	5.96
Certificates of deposit, over $100,000(1)	133,991	10.12	3.08	95,389	8.23	5.23	62,075	6.07	6.06
Public funds	72,495	5.48	3.17	69,137	5.96	4.89	58,525	5.72	6.09

Total time deposits	797,464	60.26	3.48	644,562	55.58	5.55	544,321	53.22	5.99

Total deposits	$1,323,422	100.00%	2.57%	$1,159,675	100.00%	4.10%	$1,022,645	100.00%	4.66%

(1)	Certificates of deposit exclusive of public funds.

     The following table summarizes the maturity distribution of certificates of deposit in amounts of $100,000 or more as of December 31, 2002. These deposits have been made by individuals, businesses, and public and other not-for-profit entities, most of which are located within the Company’s market area.

(In Thousands)

Three months or less	$91,900
Over three months through twelve months	170,638
Over one year through three years	28,066
Over three years	1,325

Total	$291,929

Borrowings

     The following table summarizes the Company’s borrowings for the periods indicated.

	December 31,

	2002	2001	2000

	(Dollars in Thousands)
Federal funds purchased	$20,825	$24,350	$3,830
Securities sold under agreements to repurchase	185,057	146,800	20,463
Lines of credit	2,000	6,500	5,300
Junior subordinated debt	35,000	20,000	20,000
FHLB advances	219,500	244,500	239,500

Total	$462,382	$442,150	$289,093

     The Company uses short-term borrowings on a limited basis. These borrowings include overnight funds purchased, securities sold under agreements to repurchase, FHLB advances, and commercial bank lines of credit. The following tables set forth categories and the balances of the Company’s short-term borrowings for the periods indicated.

	Year Ended December 31,

	2002	2001	2000

	(Dollars in Thousands)
Federal funds purchased:
Balance at end of year	$20,825	$24,350	$3,830
Weighted average interest rate at end of year	1.43%	1.89%	6.02%
Maximum amount outstanding (1)	$29,850	$51,500	$14,815
Average amount outstanding	16,376	23,604	8,848
Weighted average interest rate during year	1.91%	3.36%	6.60%

(1)	Based on amount outstanding at month end during each year.

	Year Ended December 31,

	2002	2001	2000

	(Dollars in Thousands)
Securities sold under repurchase agreements:
Balance at end of year	$185,057	$146,800	$20,463
Weighted average interest rate at end of year	2.95%	2.04%	6.35%
Maximum amount outstanding (1)	$204,830	$146,800	$36,005
Average amount outstanding	155,635	37,070	23,935
Weighted average interest rate during year	2.70%	3.85%	6.00%

(1)	Based on amount outstanding at month end during each year.

     The Banks each became members of the Federal Home Loan Bank of Chicago (“FHLB”) during 1996. Membership requirements include common stock ownership in the FHLB. The Banks have FHLB advances due at various times through 2011. These advances are used as a supplemental source of funds. At December 31, 2002, $206.5 million of these advances had call provisions and $2.0 million had adjustable rates. The following table sets forth categories and the balances of the Company’s of FHLB advances of the Company as of the indicated dates or for the indicated periods. The Banks are currently in compliance with the FHLB’s membership requirements.

	Year Ended December 31,

	2002	2001	2000

	(Dollars in Thousands)
FHLB advances:
Balance at end of year	$219,500	$244,500	$239,500
Weighted average interest rate at end of year	4.75%	5.47%	5.56%
Maximum amount outstanding (1)	$244,500	$244,500	$239,500
Average amount outstanding	235,923	243,706	216,173
Weighted average interest rate during year	5.51%	5.55%	5.81%

(1)	Based on amount outstanding at month end during each year.

     The following table sets forth categories and balances of the Company’s short-term or revolving lines of credit borrowings from correspondent banks as of the indicated dates or for the indicated periods.

	Year Ended December 31,

	2002	2001	2000

	(Dollars in Thousands)
Lines of Credit:
Balance at end of year	$2,000	$6,500	$5,300
Weighted average interest rate at end of year	2.37%	2.59%	7.57%
Maximum amount outstanding (1)	$12,300	$6,500	$13,750
Average amount outstanding	7,842	6,147	8,307
Weighted average interest rate during year	2.61%	6.46%	7.87%

(1)	Based on amount outstanding at month end during each year.

     The Company entered into a credit agreement with a correspondent bank on January 30, 1998 (“the Credit Agreement”), which provides the Company with a revolving line of credit with a maximum availability of $25.0 million. The original maturity of the revolving line of credit was January 30, 2000. On January 17, 2000, this revolving line of credit was extended until January 31, 2002 by an amendment to the existing agreement. On January 11, 2002, this revolving line of credit was further extended until January 30, 2004.

     Amounts outstanding under the Company’s revolving line of credit represent borrowings incurred to provide capital contributions to the Banks to support their growth. The Company makes interest payments, at its option, at the 30-, 60-, 90-, or 180-day London Inter-Bank Offered Rate (“LIBOR”) plus 95 basis points or the prime rate less 25 basis points. The principal balance outstanding under the line was $2.0 million as of December 31, 2002.

     The revolving line of credit includes the following covenants at December 31, 2002: (1) the banks must not have nonperforming assets in excess of 25% of Tier 1 capital plus the loan loss allowance; (2) the Company and each subsidiary bank must be considered well capitalized; (3) the Company must maintain consolidated tangible net worth (as defined in the credit agreement) of not less than $70 million; and (4) consolidated net income for the four previous quarters combined must be at least $5.5 million. The Company has complied with these covenants at December 31, 2002, except for the covenant regarding nonperforming assets. On April 14, 2003, the Company obtained a waiver for the nonperforming asset covenant. At April 15, 2003, the Company had $5.0 million outstanding. As a condition to the grant of the waiver related to the covenant regarding nonperforming assets, the lender has reduced the available line amount to $10.0 million and increased the interest rate on existing and future borrowings by 25 basis points.

     In May 2000, the Company formed MBHI Capital Trust I (“the Trust”). The Trust is a statutory business trust formed under the laws of the State of Delaware and is wholly owned by the Company. In June 2000, the Trust issued 10.0% preferred securities with an aggregate liquidation amount of $20,000,000 ($25 per preferred security) to third-party investors in an underwritten public offering. The Company issued 10.0% junior subordinated debentures aggregating $20,000,000 to the Trust. The junior subordinated debentures are the sole assets of the Trust. The junior subordinated debentures and the preferred securities pay distributions and dividends, respectively, on a quarterly basis, which are included in interest expense. The junior subordinated debentures will mature on June 7, 2030, at which time the preferred securities must be redeemed. The junior subordinated debentures and preferred securities can be redeemed contemporaneously, in whole or in part, beginning June 7, 2005 at a redemption price of $25 per preferred security. The Company has provided a full, irrevocable, and unconditional guarantee on a subordinated basis of the obligations of the Trust under the preferred securities in the event of the occurrence of an event of default, as defined in such guarantee.

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

Capital Resources

     The Company monitors compliance with bank and bank-holding company regulatory capital requirements, focusing primarily on risk-based capital guidelines. Under the risk-based capital method of capital measurement, the ratio computed is dependent upon the amount and composition of assets recorded on the balance sheet and the amount and composition of off-balance-sheet items, in addition to the level of capital. Included in the risk-based capital method are two measures of capital adequacy, Tier 1, or core capital, and total capital, which consists of Tier 1 plus Tier 2 capital. See “Business — Supervision and Regulation — Bank Holding Company Regulation” for definitions of Tier 1 and Tier 2 capital.

     The following tables set forth the Company’s capital ratios as of the indicated dates.

	Risk-Based Capital Ratios
	December 31,

	2002		2001		2000

	Amount	Ratio	Amount	Ratio	Amount	Ratio

	(Dollars in Thousands)
Tier 1 capital to risk-weighted assets	$138,197	10.44%	$113,747	9.93%	$102,532	11.02%
Tier 1 capital minimum requirement	52,938	4.00	45,814	4.00	37,214	4.00
Total capital to risk-weighted assets	154,740	11.69	123,984	10.82	111,125	11.94
Total capital minimum requirements	105,876	8.00	91,628	8.00	74,428	8.00
Total risk-weighted assets	1,323,454		1,145,354		930,352

Liquidity

     The Company manages its liquidity position with the objective of maintaining sufficient funds to respond to the needs of depositors and borrowers and to take advantage of earnings enhancement opportunities. In addition to the normal inflow of funds from core-deposit growth, together with repayments and maturities of loans and securities, the Company utilizes other short-term funding sources such as securities sold under agreements to repurchase, overnight funds purchased from correspondent banks and the acceptance of short-term deposits from public entities. The FHLB provides an additional source of liquidity. The Banks have used the FHLB extensively since 1999. In 2002, FHLB advances decreased by $25.0 million. Assuming that collateral is available to secure loans, each Bank can borrow up to 35% of its assets with the FHLB, which provided the Banks with a total additional $483.5 million in unused capacity at December 31, 2002. The Company believes it has sufficient liquidity to meet its current and future liquidity needs.

     The Banks also have various funding arrangements with commercial and investment banks providing up to $1.9 billion of available funding sources in the form of Federal funds lines, repurchase agreements, and brokered certificate of deposit programs. Unused capacity under these lines was $1.6 billion at December 31, 2002. The Banks maintain these funding arrangements to achieve favorable costs of funds, manage interest rate risk, and enhance liquidity in the event of deposit withdrawals.

     The Company monitors and manages its liquidity position on several bases, which vary depending upon the time period. As the time period is expanded, other data is factored in, including estimated loan funding requirements, estimated loan payoffs, securities portfolio maturities or calls, and anticipated depository buildups or runoffs.

     The Company classifies the majority of its securities as available-for-sale, thereby maintaining significant liquidity. The Company’s liquidity position is further enhanced by the structuring of a majority of its loan portfolio interest payments as monthly and also by the significant representation of retail credit and residential mortgage loans in the Company’s loan portfolio.

     The Company’s cash flows are composed of three classifications: cash flows from operating activities, cash flows from investing activities, and cash flows from financing activities. Net cash provided by operating activities, consisting primarily of earnings, was $25.2 million, $19.3 million, and $15.6 million for the years ended December 31, 2002, 2001, and 2000, respectively. Net cash used in investing activities, consisting primarily of loan and investment funding, was $217.9 million, $287.8 million, and $204.5 million for the years ended December 31, 2002, 2001, and 2000, respectively. Net cash provided by financing activities, consisting principally of deposit growth and net borrowings, was $192.5 million, $271.7 million, and $199.3 million for the years ended December 31, 2002, 2001, and 2000, respectively.

Contractual Obligations And Commitments

(Dollars in thousands)	Payments due by period

				After
	Within 1 year	1-3 years	4-5 years	5 years	Total

Securities Sold Under Agreements to Repurchase	$33,536	$151,475	$46	$—	$185,057
FHLB advances	—	37,000	2,000	180,500	219,500
Junior Subordinated Debt	—	—	—	35,000	35,000
Note Payable	2,000	—	—	—	2,000
Due to Broker	20,582	—	—	—	20,582

Total contractual cash obligations	$56,118	$188,475	$2,046	$215,500	$462,139

(Dollars in thousands)	Amount of commitment expiration per period

				After
	Within 1 year	1-3 years	4-5 years	5 years	Total

Lines of credit	$176,394	$49,094	$5,100	$19,400	$249,988
Letters of credit	12,431	7,783	115	—	20,329

Total commercial commitments	$188,825	$56,877	$5,215	$19,400	$270,317

Asset/Liability Management

     The business of the Company and the composition of its balance sheet consists of investments in interest-earning assets (primarily loans, mortgage-backed securities, and other securities) that are primarily funded by interest-bearing liabilities, (deposits and borrowings). All of the financial instruments of the Company as of December 31, 2002 were for other than trading purposes. Such financial instruments have varying levels of sensitivity to changes in market rates of interest. The Company’s net interest income is dependent on the amounts of and yields on its interest-earning assets as compared to the amounts of and rates on its interest-bearing liabilities. Net interest income is therefore sensitive to changes in market rates of interest.

     The Company’s asset/liability management strategy is to maximize net interest income while limiting exposure to risks associated with a volatile interest rate environment. This strategy is implemented by the Company’s ongoing analysis and management of its interest rate risk. A principal function of asset/liability management is to coordinate the levels of interest-sensitive assets and liabilities to minimize net interest income fluctuations in times of fluctuating market interest rates. In January 2002, the Company entered into a plain vanilla interest rate swap with a counterparty in order to convert its $20 million of outstanding trust preferred securities and related junior subordinated debentures from a 10.00% fixed rate instrument into floating rate debt. The average yield on the $20 million trust preferred securities and related junior subordinated debentures was 5.80% for the first nine months of 2002. During July of 2002, the Company terminated the fair value hedge in exchange for $718,000. Approximately $294,000 of this amount was determined to be due to hedge ineffectiveness and recognized into income in the third quarter. The remaining amount is being accreted into income, as a reduction of interest expense, over the estimated life of the junior subordinated debentures.

     The Company enters into hedging activities to float interest payments of some of its fixed rate liabilities. As of December 31, 2002, the Company has various swap transactions, which results in the Company converting $67.5 million of its Federal Home Loan Bank Advance fixed rate debt to floating rate debt. The swap transactions require payment of interest by the Company at the one-month LIBOR plus a spread and, in turn, the Company receives a fixed rate. The Company has documented these to be fair value hedges qualifying for the shortcut method of accounting. See Note 20 to the audited financial statements.

     Interest rate risk results when the maturity or repricing intervals and interest rate indices of the interest-earning assets, interest-bearing liabilities, and off-balance-sheet financial instruments are different, thus creating a risk that will result in disproportionate changes in the value of and the net earnings generated from the Company’s interest-earning assets, interest-bearing liabilities, and off-balance-sheet financial instruments. The Company’s exposure to interest rate risk is managed primarily through the Company’s strategy of selecting the types and terms of interest-earning assets and interest-bearing liabilities that generate favorable earnings while limiting the potential negative effects of changes in market interest rates. Because the Company’s primary source of interest-bearing liabilities is customer deposits, the Company’s ability to manage the types and terms of such deposits may be somewhat limited by customer maturity preferences in the market areas in which the Company operates. Borrowings, which include FHLB advances, short-term borrowings, and long-term borrowings, are generally structured with specific terms which, in management’s judgment, when aggregated with the terms for outstanding deposits and matched with interest-earning assets, reduce the Company’s exposure to interest rate risk. The rates, terms, and interest rate indices of the Company’s interest-earning assets result primarily from the Company’s strategy of investing in securities and loans (a substantial portion of which have adjustable rate terms). This permits the Company to limit its exposure to interest rate risk, together with credit risk, while at the same time achieving a positive interest rate spread from the difference between the income earned on interest-earning assets and the cost of interest-bearing liabilities.

     Management uses a duration model for each of the Banks’ internal asset/liability management. The model uses cash flows and repricing information from loans and certificate of deposits, plus repricing assumptions on products without specific repricing dates (e.g., savings and interest-bearing demand deposits), to calculate the durations of each of the Banks’ assets and liabilities. Securities are stress tested, and the theoretical changes in cash flow are key elements of the Company’s model. The model also projects the effect on the Company’s earnings and theoretical value for a change in interest rates. The model computes the duration of each of the Banks’ rate sensitive assets and liabilities, a theoretical market value of each of the Banks and the effects of rate changes on each of the Banks’ earnings and market value. The Banks’ exposure to interest rates is reviewed on a monthly basis by senior management and the Company’s Board of Directors.

     Each of the Banks also maintains specific interest rate risk management policy limits. Based upon simulation modeling, these guidelines include a +/- 20% change in net interest income upon an immediate or gradual 200 basis point change in interest rates.

Effects of Inflation

     Inflation can have a significant effect on the operating results of all industries. However, management believes that inflationary factors are not as critical to the banking industry as they are to other industries, due to the high concentration of relatively short-duration monetary assets in the banking industry. Inflation does, however, have some impact on the Company’s growth, earnings, and total assets and on its need to closely monitor its equity capital levels. Management does not expect inflation to be a significant factor in 2003.

     Interest rates are significantly affected by inflation, but it is difficult to assess the impact, since neither the timing nor the magnitude of the changes in the various inflation indices coincide with changes in interest rates. Inflation does impact the economic value of longer term, interest-earning assets and interest-bearing liabilities, but the Company attempts to limit its long-term assets and liabilities, as indicated in the tables set forth under “Financial Condition” and “Asset/Liability Management.”

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company’s overall interest rate sensitivity is demonstrated by net interest income analysis. Net interest income analysis measures the change in net interest income in the event of hypothetical changes in interest rates. This analysis assesses the risk of change in net interest income in the event of sudden and sustained 1.0% and 2.0% increases and 1.0% decrease in market interest rates. The tables below present the Company’s projected changes in net interest income for the various rate shock levels at December 31, 2002 and 2001, respectively.

	2002 Net Interest Income

		Dollar	Rate
	Amount	Change	Change

	(Dollars in Thousands)
+200 bp	$64,348	$(2,137)	(3.21)%
+100 bp	64,487	(1,998)	(3.01)
Base	66,485	—	—
-100 bp	67,360	875	1.32

	2001 Net Interest Income

		Dollar	Rate
	Amount	Change	Change

	(Dollars in Thousands)
+200 bp	$64,675	$(2,951)	(4.36)%
+100 bp	64,550	(3,076)	(4.55)
Base	67,626	—	—
-100 bp	69,487	1,861	2.75
-200 bp	69,191	1,565	2.31

     As shown above, at December 31, 2002, the effect of an immediate 200 basis point increase in interest rates would decrease the Company’s net interest income by 3.21%, or approximately $2.1 million. Overall net interest income sensitivity has decreased slightly from 2001 to 2002, but remains within the Company’s and recommended regulatory guidelines. This decreased sensitivity was due to the changes in interest rates that affected various earning assets and interest-bearing liabilities. Due to the level of interest rates at December 31, 2002, the Company is not able to model an additional 200 basis point decrease in rates.

     As shown above, at December 31, 2001, the effect of an immediate 200 basis point increase in interest rates would decrease the Company’s net income by 4.36%, or approximately $3.0 million. The effect of an immediate 200 basis point decrease in rates would decrease the Company’s net interest income by 2.31%, or approximately $1.6 million.

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     See “Contents of Consolidated Financial Statements” on page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     In response to the Sarbanes-Oxley Act of 2002, the Audit Committee of the Board of Directors the Company determined on December 16, 2002 to segregate the internal and external auditing functions and dismissed Crowe Chizek and Company LLC (“Crowe Chizek”) as the Company’s external auditor, effective upon the Company’s filing of its Annual Report on Form 10-K for the fiscal year ending December 31, 2002. On December 16, 2002, the Audit Committee also appointed KPMG, LLP (“KPMG”), to become the Company’s external auditor effective upon the Company’s filing of its Annual Report on Form 10-K for the fiscal year ending December 31, 2002. Crowe Chizek will continue to provide internal audit services to the Company under the direction of the Company’s Senior Vice President — Risk Management thereafter. This change in accountants was previously reported in our Current Report on Form 8-K filed with the SEC on December 23, 2002 and as amended by Form 8-K/A filed January 7, 2003.

     Crowe Chizek’s reports on the Company’s consolidated financial statements for the fiscal years ended December 31, 2000 and 2001 did not contain an adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope or accounting principles.

     In connection with the audits of the Company’s consolidated financial statements for the fiscal years ended December 31, 2000 and 2001, and in the subsequent interim period to December 16, 2002, there were no disagreements with Crowe Chizek on any matters of accounting principles or practices, financial statement disclosure, or auditing scope and procedures which, if not resolved to the satisfaction of Crowe Chizek, would have caused Crowe Chizek to make reference to the matter in its report. There were no “reportable events” as that term is described in Item 304(a)(1)(v) of Regulation S-K.

     The Company provided Crowe Chizek with a copy of the foregoing disclosures. A copy of Crowe Chizek’s letter, dated January 7, 2003, stating its agreement with such statements was filed with the SEC as an exhibit to the Company’s Current Report on Form 8-K/A dated January 7, 2003.

     During the fiscal years ended December 31, 2000 and 2001, and through December 16, 2002, the Company did not consult KPMG with respect to the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company’s consolidated financial statements, or regarding any other matters or reportable events described under Item 304(a)(2) of Regulation S-K.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information regarding directors of the Company is included in the Company’s Proxy Statement for its 2003 Annual Meeting of Stockholders (“the Proxy Statement”) under the heading “Election of Directors” and the information included therein is incorporated herein by reference. Information regarding the executive officers of the Company is included in “Item 1. Business.”

ITEM 11. EXECUTIVE COMPENSATION

     Information regarding compensation of executive officers and directors is included in the Company’s Proxy Statement under the headings “Directors’ Compensation,” “Executive Compensation,” and “Employment Agreements,” and the information included therein is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

     Information regarding security ownership of certain beneficial owners and management is included in the Company’s Proxy Statement under the headings “Voting Securities” and “Security Ownership of Certain Beneficial Owners,” and the information included therein is incorporated herein by reference.

     Information as of December 31, 2002 regarding the Company’s compensation plans under which common securities of the Company are authorized for issuance is included in the table below. For additional information regarding this plan, see Note 19 — Stock Option Plan to the financial statements.

     The following table summarizes information as of December 31, 2002, relating to equity compensation plans of the Company pursuant to which common stock is authorized for issuance:

Equity Compensation Plan Information

Number of securities remaining
	Number of securities	Weighted-average	available for future issuance
	to be issued upon exercise	exercise price of	under equity compensation plans
	of outstanding options,	outstanding options,	(excluding securities reflected in
	warrants, and rights	warrants, and rights	column (a))
Plan category	(a)	(b)	(c)

Equity compensation plans approved by security holders	1,099,797	$10.90	915,022
Equity compensation plans not approved by security holders	—	—	—

Total	1,099,797	$10.90	915,022

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Information regarding certain relationships and related transactions is included in the Company’s Proxy Statement under the heading “Transactions with Certain Related Persons,” and the information included therein is incorporated herein by reference.

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

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (a)(1) INDEX TO FINANCIAL STATEMENTS

     The consolidated financial statements of the Company and its subsidiaries as required by Item 8 of Form 10-K are filed as a part of this document. See “Contents of Consolidated Financial Statements” on page F-1.

     (a)(2) FINANCIAL STATEMENT SCHEDULES

     All financial statement schedules as required by Item 8 and Item 15 of Form 10-K have been omitted because the information requested is either not applicable or has been included in the consolidated financial statements or notes thereto.

     (a)(3)EXHIBITS

     The following exhibits are either filed as part of this report or are incorporated herein by reference:

3.1	Restated Certificate of Incorporation, as amended (incorporated by reference to Registrant’s Registration Statement on Form S-1, Registration No. 333-42827).
3.2	Certificate of Amendment of Restated Certificate of Incorporation (incorporated by reference to Registrant’s Form 10-Q for quarter ended June 30, 2002, File No. 001-13735).
3.3	Restated By-Laws, as amended (incorporated by reference to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1998, File No. 0-29652).
3.4	Amendment of Restated By-Laws (incorporated by reference to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000, File No. 0-29598).
3.5	Certificate of Amendment of Restated By-laws (incorporated by reference to the Registrant’s Form 10-Q for the quarter ended September 30, 2002, File No. 001-13735).
4.1	Specimen Common Stock Certificate (incorporated by reference to Registrant’s Registration Statement on Form S-1, Registration No. 333-42827).
4.2	Certain instruments defining the rights of the holders of long-term debt of the Company and certain of its subsidiaries, none of which authorize a total amount of indebtedness in excess of 10% of the total assets of the Company and its subsidiaries on a consolidated basis, have not been filed as Exhibits. The Company hereby agrees to furnish a copy of any of these agreements to the SEC upon request.
*10.3	Midwest Banc Holdings, Inc. 1996 Stock Option Plan (incorporated by reference to Registrant’s Registration Statement on Form S-1, Registration No. 333-42827).
*10.4	Amendment to the Midwest Banc Holdings, Inc. 1996 Stock Option Plan (incorporated by reference to Registrant’s Annual Report on Form 10-K for the year ended December 31, 1998, File No. 0-29652).
*10.5	Form of Transitional Employment Agreements (incorporated by reference to Registrant’s Registration Statement on Form S-1, Registration No. 333-42827).
10.6	Lease dated as of December 24, 1958, between Western National Bank of Cicero and Midwest Bank and Trust Company, as amended (incorporated by reference to Registrant’s Registration Statement on Form S-1, Registration No. 333-42827).
10.7	Britannica Centre Lease, dated as of May 1, 1994, between Chicago Title and Trust Company, as Trustee under Trust Agreement dated November 2, 1977 and known as Trust No. 1070932 and Midwest Bank & Trust Company (incorporated by reference to Registrant’s Registration Statement on Form S-1, Registration No. 333-42827).
10.8	Lease dated as of March 20, 1996 between Grove Lodge No. 824 Ancient Free and Accepted Masons and Midwest Bank of Hinsdale (incorporated by reference to Registrant’s Registration Statement on Form S-1, Registration No. 333-42827).
10.9	Office Lease, undated, between Grove Lodge No. 824 Ancient Free and Accepted Masons and Midwest Bank of Hinsdale (incorporated by reference to Registrant’s Registration Statement on Form S-1, Registration No. 333-42827).
10.10	Credit Agreement as of January 30,1998, between the Company, Midwest One Mortgage Services, Inc., and Harris Trust & Savings Bank (incorporated by reference to Registrant’s Registration Statement on Form S-1, Registration No. 333-42827).
10.11	First Amendment and waiver to Credit Agreement dated as of September 28, 1998 between the Company, Midwest One Mortgage Services, Inc., and Harris Trust and Savings Bank (incorporated by reference to Registrant’s Form 10-K for the fiscal year ended 1999, File No. 0-29598).
10.12	Second Amendment and waiver to Credit Agreement dated as of January 7, 1999 between the Company, Midwest One Mortgage Services, Inc., and Harris Trust and

Savings Bank (incorporated by reference to Registrant’s Form 10-K for the fiscal year ended 1999, File No. 0-29598).
10.13	Third Amendment and waiver to Credit Agreement dated as of January 17, 2000 between the Company and Harris Trust and Savings Bank (incorporated by reference to Registrant’s Form 10-K for the fiscal year ended 1999, File No. 0-29598).
10.14	Fourth Amendment to Credit Agreement dated January 17, 2000 between the Company and Harris Trust and Savings Bank (incorporated by reference to the Registrant’s Form 10-K for the year ended December 31, 2001, File No. 001-13735)
10.15	Fifth Amendment and Waiver to Credit Agreement dated as of August 16, 2002 between the Company and Harris Trust and Savings Bank.
10.16	Sixth Amendment and Waiver to Credit Agreement dated as of April 14, 2003 between the Company and Harris Trust and Savings Bank.
*10.17	Form of Supplemental Executive Retirement Agreement (incorporated by reference to Registrant’s Form 10-Q for the quarter ended September 30, 2001, File No. 001-13735).
*10.18	Form of Transitional Employment Agreement (Executive Officer Group) (incorporated by reference to Registrant’s Form 10-Q for the quarter ended September 30, 2001, File No. 001-13735).
10.19	Agreement and Plan of Reorganization between the Company and Big Foot Financial Corp. dated as of July 19, 2002 (incorporated by reference to Annex A of the Registrant’s Proxy Statement/Prospectus dated October 23, 2002, Registration Statement No. 333-100090).
10.20	Agreement and Plan of Reorganization between the Company and CoVest Bancshares, Inc. dated as of November 1, 2002 (incorporated by reference to the Registrant’s Form 8-K dated November 1, 2002, File No. 001-13735).
21.1	Subsidiaries.
23.1	Consent of Crowe Chizek and Company LLC.
24.1	Power of Attorney (included on signature page).
99.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, from the Company’s Chief Executive Officer.
99.2	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, from the Company’s Chief Financial Officer.

*	Indicates management contracts or compensatory plans or arrangements required to be filed as an exhibit.

(b)	Reports on Form 8-K.

The following current Reports of Form 8-K were filed by the Company during the last quarter of fiscal 2002:

•	Form 8-K dated October 23, 2002;

•	Form 8-K dated November 4, 2002;

•	Form 8-K dated December 11, 2002; and

•	Form 8-K dated December 23, 2002.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MIDWEST BANC HOLDINGS, INC.

Date: April 15, 2003	BY:	/s/ BRAD A. LUECKE

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

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf in the capacities and on the dates indicated:

Signature	Title	Date

/s/ E.V. SILVERI E.V. Silveri	Chairman of the Board, Director	April 15, 2003

/s/ BRAD A. LUECKE Brad A. Luecke	President, Chief Executive Officer, and Director	April 15, 2003

/s/ ANGELO A. DIPAOLO Angelo A. DiPaolo	Director	April 15, 2003

/s/ DANIEL NAGLE Daniel Nagle	Director	April 15, 2003

Joseph Rizza	Director

/s/ LEROY ROSASCO LeRoy Rosasco	Director	April 15, 2003

/s/ ROBERT D. SMALL Robert D. Small	Director	April 15, 2003

/s/ LEON WOLIN Leon Wolin	Director	April 15, 2003

/s/ DANIEL R. KADOLPH Daniel R. Kadolph	Senior Vice President, Chief Financial Officer, Comptroller, and Treasurer	April 15, 2003

CERTIFICATION OF PRINCIPAL EXECUTIVE OFFICER

I, Brad A. Luecke, President and Chief Executive Officer, certify that:

1)	I have reviewed this annual report on Form 10-K of Midwest Banc Holdings, Inc.;

2)	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3)	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4)	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5)	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

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

6)	The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: April 16, 2003

/s/ Brad A. Luecke Brad A. Luecke President and Chief Executive Officer

CERTIFICATION OF PRINCIPAL FINANICAL OFFICER

I, Daniel R. Kadolph, Senior Vice President and Chief Financial Officer, certify that:

1)	I have reviewed this annual report on Form 10-K of Midwest Banc Holdings, Inc.;

2)	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3)	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4)	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5)	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

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

6)	The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: April 16, 2003

/s/ Daniel R. Kadolph Daniel R. Kadolph Senior Vice President and Chief Financial Officer

MIDWEST BANC HOLDINGS, INC.

CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2002, 2001, and 2000

REPORT OF INDEPENDENT AUDITORS

To the Stockholders and Board of Directors
Midwest Banc Holdings, Inc.

We have audited the accompanying consolidated balance sheets of Midwest Banc Holdings, Inc. as of December 31, 2002 and 2001, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2002. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Midwest Banc Holdings, Inc. at December 31, 2002 and 2001 and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America.

As disclosed in Note 2, during 2002, the Company adopted new accounting guidance for goodwill and intangible assets.

Crowe Chizek and Company LLC

Oak Brook, Illinois
January 17, 2003, except for Notes 12 and 27
   as to which the date is April 14, 2003

MIDWEST BANC HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands except share and per share data)

	December 31,

	2002	2001

ASSETS
Cash and cash equivalents	$49,687	$49,812
Securities available-for-sale	651,873	683,474
Securities held-to-maturity (fair value: 2002 - $120,421; 2001 - $21,865)	118,620	21,445
Loans	1,136,704	1,003,386
Allowance for loan losses	(20,754)	(10,135)

Net loans	1,115,950	993,251
Cash value of life insurance	20,634	19,554
Premises and equipment, net	18,999	19,477
Other real estate	533	355
Goodwill	4,604	3,524
Other assets	28,147	19,530

Total assets	$2,009,047	$1,810,422

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities Deposits Non-interest-bearing	$134,858	$134,707
Interest-bearing	1,255,790	1,076,813

Total deposits	1,390,648	1,211,520
Federal funds purchased	20,825	24,350
Securities sold under agreements to repurchase	185,057	146,800
Advances from the Federal Home Loan Bank	219,500	244,500
Junior subordinated debt	35,000	20,000
Note payable	2,000	6,500
Due to broker	20,582	46,432
Other liabilities	20,484	14,106

Total liabilities	1,894,096	1,714,208
Stockholders’ equity
Preferred stock, $.01 par value, 1,000,000 shares authorized; none issued	—	—
Common stock, $.01 par value, 24,000,000 shares authorized; 17,069,052 issued in 2002 and 2001	171	114
Surplus	29,366	29,587
Retained earnings	87,105	77,256
Accumulated other comprehensive income (loss)	7,145	(1,057)
Treasury stock, at cost (2002 — 915,022 shares, 2001 — 1,000,500 shares)	(8,836)	(9,686)

Total stockholders’ equity	114,951	96,214

Total liabilities and stockholders’ equity	$2,009,047	$1,810,422

See accompanying notes to consolidated financial statements.

MIDWEST BANC HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)

	Year Ended December 31,

	2002	2001	2000

Interest income
Loans	$74,433	$76,429	$71,865
Securities Taxable	35,529	34,920	35,409
Exempt from federal income taxes	2,621	1,508	1,854
Trading account securities	—	25	3
Federal funds sold and other short-term investments	138	250	661

Total interest income	112,721	113,132	109,792

Deposits	34,036	47,519	47,680
Advances from the Federal Home Loan Bank	13,004	13,528	12,549
Notes payable	205	397	661
Federal funds purchased and securities sold under agreements to repurchase	4,518	2,221	2,020
Junior subordinated debt	1,556	2,000	1,122

Total interest expense	53,319	65,665	64,032

Net interest income	59,402	47,467	45,760
Provision for loan losses	18,532	2,220	1,850

Net interest income after provision for loan losses	40,870	45,247	43,910
Other income
Service charges on deposit accounts	5,691	5,013	3,615
Net gains on securities transactions	1,522	2,761	1,190
Net trading account profits (losses)	348	899	(120)
Option income	1,822	508	58
Mortgage banking fees	693	605	197
Insurance and brokerage commissions	1,490	795	759
Trust income	572	628	653
Increase in cash surrender value of life insurance	1,080	937	445
Other income	790	656	898

Total other income	14,008	12,802	7,695
Other expenses
Salaries and employee benefits	20,659	18,770	16,534
Occupancy and equipment	4,818	5,067	4,969
Professional services	2,825	2,144	1,793
Marketing	834	848	1,166
Other expenses	4,773	4,634	4,898

Total other expenses	33,909	31,463	29,360

Income before income taxes	20,969	26,586	22,245
Provision for income taxes	4,661	8,704	7,632

Net income	$16,308	$17,882	$14,613

Basic earnings per share	$1.01	$1.11	$.91

Diluted earnings per share	$.99	$1.09	$.90

See accompanying notes to consolidated financial statements.

MIDWEST BANC HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands, except share and per share data)

				Accumulated
				Other		Total
	Common		Retained	Comprehensive	Treasury	Stockholders'
	Stock	Surplus	Earnings	Income (Loss)	Stock	Equity

Balance, January 1, 2000	$114	$29,704	$56,848	$(11,942)	$(7,030)	$67,694
Cash dividends declared ($.35 per share)	—	—	(5,647)	—	—	(5,647)
Purchase of 233,481 shares of treasury stock	—	—	—	—	(2,271)	(2,271)
Issuance of common stock upon exercise of 16,500 stock options, net of tax benefit	—	(50)	—	—	156	106
Comprehensive income
Net income	—	—	14,613	—	—	14,613
Net increase in fair value of securities classified as available-for-sale, net of income taxes and reclassification adjustments	—	—	—	8,081	—	8,081

Total comprehensive income						22,694

Balance, December 31, 2000	114	29,654	65,814	(3,861)	(9,145)	82,576
Cash dividends declared ($.40 per share)	—	—	(6,440)	—	—	(6,440)
Purchase of 42,000 shares of treasury stock	—	—	—	—	(541)	(541)
Issuance of common stock upon exercise of 26,970 stock options, net of tax benefits	—	(67)	—	—	—	(67)
Comprehensive income
Net income	—	—	17,882	—	—	17,882
Net increase in fair value of securities classified as available-for-sale, net of income taxes and reclassification adjustments	—	—	—	2,804	—	2,804

Total comprehensive income						20,686

Balance, December 31, 2001	114	29,587	77,256	(1,057)	(9,686)	96,214

(Continued)

MIDWEST BANC HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands, except share and per share data)

				Accumulated
				Other		Total
	Common		Retained	Comprehensive	Treasury	Stockholders'
	Stock	Surplus	Earnings	Income (Loss)	Stock	Equity

Balance, December 31, 2001	$114	$29,587	$77,256	$(1,057)	$(9,686)	$96,214
Issuance of 5,689,660 shares of stock in conjunction with a three for two stock split	57	(57)	—	—	—	—
Cash dividends declared ($.40 per share)	—	—	(6,459)	—	—	(6,459)
Purchase of 35,000 shares of treasury stock	—	—	—	—	(576)	(576)
Issuance of 12,846 shares of common stock
upon acquisition of Service 1st Financial Corp., and issuance of common stock upon exercise of 107,632 stock options, net of tax benefits	—	(164)	—	—	1,426	1,262
Comprehensive income
Net income	—	—	16,308	—	—	16,308
Net increase in fair value of securities classified as available-for-sale, net of income taxes and reclassification adjustments	—	—	—	8,202	—	8,202

Total comprehensive income						24,510

Balance, December 31, 2002	$171	$29,366	$87,105	$7,145	$(8,836)	$114,951

See accompanying notes to consolidated financial statements.

MIDWEST BANC HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,

	2002	2001	2000

Cash flows from operating activities
Net income	$16,308	$17,882	$14,613
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	2,308	2,474	2,683
Provision for loan losses	18,532	2,220	1,850
Proceeds from sales of trading account securities, net	348	899	(120)
Net gain on sales of securities	(1,522)	(2,761)	(1,190)
Net loss (gain) on sales of trading account securities	(348)	(899)	120
Federal Home Loan Bank stock dividend	(671)	(864)	(591)
Net proceeds from real estate loans originated for sale	(1,510)	(2,798)	(167)
Increase in cash surrender value of life insurance	(1,080)	(937)	(445)
Deferred income taxes	(4,087)	486	(347)
Change in other assets	(11,406)	291	(4,743)
Change in other liabilities	8,353	3,307	3,904

Net cash provided by operating activities	25,225	19,300	15,567
Cash flows from investing activities
Sales of securities available-for-sale	319,952	347,230	118,381
Maturities of securities available-for-sale	4,190	2,291	3,035
Principal payments on securities	209,620	132,915	55,105
Purchases of securities available-for-sale	(611,101)	(597,597)	(186,097)
Purchases of securities held-to-maturity	(24,588)	—	(720)
Maturities of securities held-to-maturity	26,290	3,630	5,022
Net increase in loans	(139,722)	(176,634)	(178,834)
Acquisition, net	(1,008)	—	—
Proceeds from sale of other real estate	347	1,144	—
Property and equipment expenditures	(1,830)	(766)	(2,200)
Investment in life insurance	—	—	(18,172)

Net cash used in investing activities	(217,850)	(287,787)	(204,480)
Cash flows from financing activities
Net increase in deposits	179,128	125,734	114,832
Issuance of junior subordinated debt, net of debt issuance costs	14,525	—	19,030
Borrowings	9,300	9,500	256,800
Payments on borrowings	(38,800)	(3,300)	(189,150)
Dividends paid	(6,450)	(6,440)	(5,397)
Change in short-term securities sold under agreements to repurchase and federal funds purchased	(116,789)	146,857	5,368
Proceeds from long-term securities sold under agreement to repurchase	151,521	—	—
Repurchase of common stock	(576)	(541)	(2,271)
Proceeds from exercise of stock options	641	(67)	106

Net cash provided by financing activities	192,500	271,743	199,318

Increase (decrease) in cash and cash equivalents	(125)	3,256	10,405
Cash and cash equivalents at beginning of year	49,812	46,556	36,151

Cash and cash equivalents at end of year	$49,687	$49,812	$46,556

Supplemental disclosures
Cash paid during the year for Interest	$53,511	$66,105	$62,846
Income taxes	11,175	8,991	8,397
Amount due to broker for purchases of securities	20,582	46,432	—
Transfer from securities available-for-sale to held-to-maturity	99,841	—	—

See accompanying notes to consolidated financial statements.

MIDWEST BANC HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2002, 2001, and 2000

NOTE 1 — NATURE OF OPERATIONS

Midwest Banc Holdings, Inc. (“Midwest Banc” or “the Company”) is a bank holding company organized under the laws of the State of Delaware. Through its commercial bank and nonbank subsidiaries, the Company provides a full line of financial services to corporate and individual customers located in the greater Chicago metropolitan area and in Warren, Knox, Henderson, and Mercer Counties in western Illinois. These services include demand, time, and savings deposits; lending; mortgage banking; insurance products; and trust services. While the Company’s management monitors the revenue streams of the various products and services, operations are managed and financial performance is evaluated on a Company-wide basis. Accordingly, all of the Company’s banking operations are considered by management to be aggregated in one reportable operating segment.

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation: The consolidated financial statements of Midwest Banc include the accounts of Midwest Banc and its wholly owned subsidiaries, Midwest Bank and Trust Company (MBTC), Midwest Bank of Western Illinois (MBWI), MBHI Capital Trust I, MBHI Capital Trust II, and Midwest Financial and Investment Services, Inc. (MFIS). Significant intercompany balances and transactions have been eliminated. Effective August 19, 2002, Midwest Bank of Hinsdale and Midwest Bank of McHenry County merged into MBTC. Since these entities were under common control, they were accounted for at their carrying amounts which had no impact on the consolidated financial statements.

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America and with general practices in the banking industry. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The allowance for loan losses is particularly subject to change.

Securities: Securities are classified as held-to-maturity when the Company has the ability and management has the positive intent to hold those securities to maturity. Accordingly, they are stated at cost adjusted for amortization of premiums and accretion of discounts. Securities are classified as available-for-sale when the Company may decide to sell those securities for changes in market interest rates, liquidity needs, changes in yields or alternative investments, and for other reasons. They are carried at fair value with unrealized gains and losses, net of taxes, reported in other comprehensive income (loss). Interest income is reported net of amortization of premium and accretion of discount. Realized gains and losses on disposition of

(Continued)

MIDWEST BANC HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2002, 2001, and 2000

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

securities available-for-sale are based on the net proceeds and the adjusted carrying amounts of the securities sold, using the specific identification method. Trading account securities are carried at fair value. Realized and unrealized gains and losses on trading account securities are recognized in the statement of income as they occur. No trading securities were held at December 31, 2002 or 2001.

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

Allowance for Loan Losses: The allowance for loan losses is a valuation allowance for probable incurred credit losses, increased by the provision for loan losses and decreased by charge-offs less recoveries. Management estimates the allowance balance required based on past loan loss experience, the nature and volume of the portfolio, information about specific borrower situations and estimated collateral values, economic conditions, and other factors. Allocations of the allowance may be made for specific loans, but the entire allowance is available for any loan that, in management’s judgment, should be charged off. Loan losses are charged against the allowance when management believes that the uncollectibility of a loan balance is confirmed.

(Continued)

MIDWEST BANC HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2002, 2001, and 2000

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

A loan is impaired when full payment under the loan terms is not expected. Impairment is evaluated in total for smaller-balance loans of similar nature such as residential mortgage and consumer loans and on an individual basis for other loans. If a loan is impaired, a portion of the allowance is allocated so that the loan is reported, net, at the present value of estimated future cash flows using the loan’s existing rate or at the fair value of collateral if repayment is expected solely from the collateral.

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

Bank-Owned Life Insurance: The Company has purchased life insurance policies on certain key executives. Bank-owned life insurance is recorded at its cash surrender value, or the amount that can be realized.

Goodwill: Goodwill results from prior business acquisitions and represents the excess of the purchase price over the fair value of acquired tangible assets and liabilities and identified intangible assets. Upon adopting new accounting guidance on January 1, 2002 and September 30, 2002, the Company ceased amortizing all of its goodwill. Goodwill is assessed at least annually for impairment and any such impairment will be recognized in the period identified. The effect on net income of ceasing goodwill amortization in 2002 was not material.

Income Taxes: Deferred tax assets and liabilities are recognized for temporary differences between the financial reporting basis and the tax basis of the Company’s assets and liabilities. Deferred taxes are recognized for the estimated taxes ultimately payable or recoverable based on enacted tax laws. Changes in enacted tax rates and laws are reflected in the financial statements in the periods they occur.

Stock Compensation: Employee compensation expense under stock options is reported using the intrinsic value method. No stock-based compensation cost is reflected in net income, as all options granted had an exercise plan equal to or greater than the market price of the underlying common stock at date of grant. The following table illustrates the effect on net income and earnings per share if expense was measured using the fair value recognition provisions of FASB

(Continued)

MIDWEST BANC HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2002, 2001, and 2000

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Statement No. 123, Accounting for Stock-Based Compensation. Certain adjustments were made to the pro forma calculations in prior years to be consistent with the current year presentation.

(In thousands, except per share data)	2002	2001	2000

Net income as reported	$16,308	$17,882	$14,613
Deduct: Stock-based compensation expense determined under fair value-based method	321	242	415

Pro forma net income	$15,987	$17,640	$14,198

Basic earnings per share as reported	$1.01	$1.11	$.91
Pro forma basic earnings per share	.99	1.10	.88
Diluted earnings per share as reported	.99	1.09	.90
Pro forma diluted earnings per share	.97	1.08	.88

The pro forma effects are computed using option pricing models, using the following weighted-average assumptions as of grant date.

	2002	2001	2000

Fair value	$4.83	$2.99	$3.27
Risk-free interest rate	4.84%	4.64%	6.20%
Expected option life	5 years	5 years	5 years
Expected stock price volatility	36.68%	22.15%	27.00%
Dividend yield	2.27	3.18	3.50

Comprehensive Income: Comprehensive income includes both net income and other comprehensive income elements, including the change in unrealized gains and losses on securities available-for-sale, net of tax, and the portion related to securities transferred from available-for-sale to held-to-maturity.

(Continued)

MIDWEST BANC HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2002, 2001, and 2000

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

Statement of Cash Flows: Amounts due from banks and federal funds sold are considered to be cash equivalents. Loan disbursements and collections, short-term repurchase agreements, and transactions in deposit accounts are reported net.

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

Newly Issued But Not Yet Effective Accounting Standards: New accounting standards on asset retirement obligations, restructuring activities and exit costs, operating leases, and early extinguishment of debt were issued in 2002. Management determined that when the new accounting standards are adopted in 2003, they will not have a material impact on the Company’s financial condition or results of operations.

Reclassifications: Some items in the prior year financial statements were reclassified to conform to the current presentation.

(Continued)

MIDWEST BANC HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2002, 2001, and 2000

NOTE 3 — SECURITIES

The amortized cost and fair value of securities available-for-sale and held-to-maturity are as follows:

	December 31, 2002

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(In thousands)	Cost	Gains	Losses	Value

Securities available-for-sale
Obligations of U.S. government agencies	$23,856	$19	$(331)	$23,544
Obligations of states and political subdivisions	55,109	2,611	—	57,720
Mortgage-backed securities	495,569	8,959	(96)	504,432
Equity securities	59,369	177	(182)	59,364
Corporate and other debt securities	7,194	82	(463)	6,813

Total securities available-for-sale	$641,097	$11,848	$(1,072)	$651,873

Securities held-to-maturity
Obligations of states and political subdivisions	$17,706	$960	$—	$18,666
Mortgage-backed securities	100,914	850	(9)	101,755

	$118,620	$1,810	$(9)	$120,421

	December 31, 2001

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(In thousands)	Cost	Gains	Losses	Value

Securities available-for-sale
Obligations of U.S. government agencies	$505	$11	$—	$516
Obligations of states and political subdivisions	12,872	245	(109)	13,008
Mortgage-backed securities	597,902	926	(2,681)	596,147
Equity securities	72,007	455	(229)	72,233
Corporate and other debt securities	1,941	—	(371)	1,570

Total securities available-for-sale	$685,227	$1,637	$(3,390)	$683,474

Securities held-to-maturity
Obligations of states and political subdivisions	$21,445	$421	$(1)	$21,865

During the third quarter of 2002, the Company reclassified approximately $100 million of mortgage-backed securities from the available-for-sale category to the held-to-maturity category. This transfer was required to be at fair value, which results in the unrealized gain and accumulated other comprehensive income at the time of transfer, $1,396,000 and $842,000, respectively, being amortized/accreted to expense/income over the remaining life of the securities as a yield adjustment.

(Continued)

MIDWEST BANC HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2002, 2001, and 2000

NOTE 3 — SECURITIES (Continued)

Equity securities consist of $31 million and $55 million of callable preferred stock issued by the Federal Home Loan Mortgage Corporation at December 31, 2002 and 2001. The remaining equity securities consist primarily of Federal Home Loan Bank (“FHLB”) stock, Federal National Mortgage Association preferred stock and Federal Reserve Bank stock, as well as various other equity issues.

At December 31, 2002, included in securities available-for-sale are approximately $20.6 million of securities that have a trade date in 2002 and a settlement date in 2003. These securities are comprised primarily of mortgage-backed securities.

Securities with an approximate carrying value of $524 million and $505 million at December 31, 2002 and 2001 were pledged to secure public deposits, borrowings, and for other purposes as required or permitted by law. Included in securities pledged at December 31, 2002 and 2001 is $177 million and $252 million, which has been pledged for FHLB borrowings.

The amortized cost and fair value of securities by contractual maturity at December 31, 2002 are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized	Fair
(In thousands)	Cost	Value

Securities available-for-sale
Due in one year or less	$1,133	$1,130
Due after one year through five years	12,604	13,181
Due after five years through ten years	50,512	51,507
Due after ten years	21,910	22,259

	86,159	88,077
Mortgage-backed securities	495,569	504,432

Total debt securities	581,728	592,509
Equity securities	59,369	59,364

Total securities available-for-sale	$641,097	$651,873

Securities held-to-maturity
Due in one year or less	$4,706	$4,785
Due after one year through five years	12,750	13,605
Due after five years through ten years	250	276
Mortgage-backed securities	100,914	101,755

Total securities held-to-maturity	$118,620	$120,421

(Continued)

MIDWEST BANC HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2002, 2001, and 2000

NOTE 3 — SECURITIES (Continued)

Proceeds from sales of securities available-for-sale and the realized gross gains and losses are as follows:

	Year Ended December 31,

(In thousands)	2002	2001	2000

Proceeds from sales	$319,952	$347,230	$118,381
Gross realized gains	2,069	3,552	1,242
Gross realized losses	(547)	(791)	(52)

NOTE 4 — FAIR VALUE OF FINANCIAL INSTRUMENTS

The fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. The methods and assumptions used to determine fair values for each class of financial instrument are presented below.

Carrying amount is the estimated fair value for cash and cash equivalents, securities sold under agreements to repurchase, federal funds purchased, FHLB stock, accrued interest receivable and payable, due to broker, demand deposits, short-term debt, and variable rate loans or deposits that reprice frequently and fully. Security, derivative, and swap fair values are based on market prices or dealer quotes, and if no such information is available, on the rate and term of the item or information about the issuer. For fixed rate loans or deposits and for variable rate loans or deposits with infrequent repricing or repricing limits, fair value is based on discounted cash flows using current market rates applied to the estimated life and credit risk. Fair values for impaired loans are estimated using discounted cash flow analysis or underlying collateral values. The fair value of fixed rate debt is based on current rates for similar financing. The fair value of off-balance-sheet items is not material.

(Continued)

MIDWEST BANC HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2002, 2001, and 2000

NOTE 4 — FAIR VALUE OF FINANCIAL INSTRUMENTS (Continued)

The estimated fair values of the Company’s financial instruments were as follows:

	December 31,

	2002		2001

		Estimated		Estimated
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value

(In thousands)
Financial assets
Cash and cash equivalents	$49,687	$49,687	$49,812	$49,812
Securities available-for-sale	651,873	651,873	683,474	683,474
Securities held-to-maturity	118,620	120,421	21,445	21,865
Loans, net of allowance for loan losses	1,115,950	1,117,992	993,251	998,405
Accrued interest receivable	10,899	10,899	9,718	9,718
Interest rate swaps	1,097	1,097	—	—
Financial liabilities
Deposits
Non-interest-bearing	(134,858)	(134,858)	(134,707)	(134,707)
Interest-bearing	(1,255,790)	(1,258,779)	(1,076,813)	(1,085,904)
Securities sold under agreements to repurchase and federal funds purchased	(205,882)	(210,242)	(171,150)	(171,150)
Borrowings	(221,500)	(223,825)	(251,000)	(255,918)
Junior subordinated debt	(35,000)	(34,994)	(20,000)	(20,073)
Accrued interest payable	(3,618)	(3,618)	(3,809)	(3,809)
Due to broker	(20,582)	(20,582)	(46,432)	(46,432)
Put and call option and credit derivatives	(645)	(645)	(535)	(535)

Other assets and liabilities of the Company not defined as financial instruments, such as property and equipment, are not included in the above disclosures. Also not included are nonfinancial instruments such as the value of core deposits, loan servicing rights, customer goodwill, and similar items.

There is no ready market for a significant portion of the Company’s financial instruments. Accordingly, fair values are based on various factors relative to expected loss experience, current economic conditions, risk characteristics, and other factors. The assumptions and estimates used in the fair value determination process are subjective in nature and involve uncertainties and significant judgment and, therefore, fair values cannot be determined with precision. Changes in assumptions could significantly affect these estimated values.

(Continued)

MIDWEST BANC HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2002, 2001, and 2000

NOTE 5 — LOANS

Major classifications of loans are summarized as follows:

	December 31,

	2002	2001

(In thousands)
Commercial	$229,764	$220,801
Commercial real estate	730,836	612,687
Agricultural	57,426	48,772
Consumer real estate	105,391	109,329
Consumer installment	14,573	13,375

Total loans, gross	1,137,990	1,004,964
Unearned discount	(1,286)	(1,578)

Total loans	$1,136,704	$1,003,386

     Included in consumer real estate are $4,924,000 and $3,414,000 of loans held for sale at December 31, 2002 and 2001.

NOTE 6 — ALLOWANCE FOR LOAN LOSSES

The following is a summary of changes in the allowance for loan losses:

	Year Ended December 31,

	2002	2001	2000

(In thousands)
Balance at beginning of year	$10,135	$8,593	$7,567
Provision for loan losses	18,532	2,220	1,850
Loans charged off	(8,206)	(877)	(1,107)
Recoveries on loans previously charged off	293	199	283

Balance at end of year	$20,754	$10,135	$8,593

(Continued)

MIDWEST BANC HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2002, 2001, and 2000

NOTE 6 — ALLOWANCE FOR LOAN LOSSES (Continued)

A portion of the allowance for loan losses is allocated to impaired loans. Refer to Note 27 for additional discussion regarding the allowance for loan losses. Information with respect to impaired loans and the related allowance for loan losses is as follows:

	December 31,

	2002	2001

(In thousands)
Impaired loans for which no allowance for loan losses is allocated	$146	$992
Impaired loans with an allocation of the allowance for loan losses	29,998	352

Total impaired loans	$30,144	$1,344

Allowance for loan losses allocated to impaired loans	$14,286	$97

	Year Ended December 31,

	2002	2001	2000

(In thousands)
Average impaired loans	$13,677	$1,327	$1,230
Interest income recognized on impaired loans	207	69	67
Interest income recognized on impaired loans on a cash basis	207	69	67

Interest payments on impaired loans are generally applied to principal, unless the loan principal is considered to be fully collectible, in which case, interest is recognized on the cash basis.

Nonperforming loans were as follows:

	2002	2001

(In thousands)
Loans past due over 90 days still on accrual	$2,514	$595
Nonaccrual loans	29,035	1,774

Nonperforming loans and impaired loans are defined differently. Some loans may be included in both categories, whereas other loans may only be included in one category.

(Continued)

MIDWEST BANC HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2002, 2001, and 2000

NOTE 7 — PREMISES AND EQUIPMENT

Premises and equipment are summarized as follows:

	December 31,

	2002	2001

(In thousands)
Land and improvements	$5,194	$5,186
Building and improvements	20,138	20,070
Furniture and equipment	17,001	15,324
Furniture and equipment
Total cost	42,333	40,580
Accumulated depreciation	(23,334)	(21,103)
Furniture and equipment
Premises and equipment, net	$18,999	$19,477
Furniture and equipment

NOTE 8 — GOODWILL

The change in the carrying amount of goodwill for the year is as follows:

(In thousands)
Beginning of year	$3,524
Goodwill from acquisition during year and from installment payments on previous transactions	1,080

End of year	$4,604

Goodwill is no longer amortized starting in 2002. The effect of not amortizing goodwill is summarized as follows:

	2002	2001	2000

(In thousands, except per share data)
Reported net income	$16,308	$17,882	$14,613
Add back: goodwill amortization	—	200	199

Adjusted net income	$16,308	$18,082	$14,812

Basic earnings per share:
Reported net income	$1.01	$1.11	$.91
Goodwill amortization	—	.01	.01

Adjusted net income	$1.01	$1.12	$.92

Diluted earnings per share:
Reported net income	$.99	$1.09	$.90
Goodwill amortization	—	.01	.01

Adjusted net income	$.99	$1.10	$.91

(Continued)

MIDWEST BANC HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2002, 2001, and 2000

NOTE 9 — INCOME TAXES

The provision for income taxes consists of the following:

	Year Ended December 31,

	2002	2001	2000

(In thousands)
Current Federal	$7,761	$7,245	$6,441
State	987	973	1,538
Deferred	(4,087)	486	(347)

Total provision for income taxes	$4,661	$8,704	$7,632

The difference between the provision for income taxes in the financial statements and amounts computed by applying the current federal income tax rate of 35% to income before income taxes is reconciled as follows:

	Year Ended December 31,

	2002	2001	2000

(In thousands)
Income taxes computed at the statutory rate	$7,339	$9,305	$7,786
Decrease in state income taxes due to Illinois audit settlement	(821)	—	—
Tax-exempt interest income on securities and loans	(1,021)	(652)	(684)
Amortization of goodwill	—	87	91
State income taxes, net of federal tax benefit	378	620	957
Cash surrender value increase, net of premiums	(376)	(324)	(150)
Excess charitable contributions	—	—	(121)
Dividends received deduction	(818)	(755)	(200)
Other	(20)	423	(47)

Total provision for income taxes	$4,661	$8,704	$7,632

The net deferred tax asset (liability), included in other assets (other liabilities) in the accompanying balance sheets, consisted of the following components:

	December 31,

	2002	2001

(In thousands)
Gross deferred tax assets Unrealized loss on securities available-for-sale	$—	$695
Allowance for loan losses	8,233	4,021
Amortizable assets	64	86
Other real estate	—	10
Depreciation	214	130
Deferred compensation	279	161

Total gross deferred tax assets	8,790	5,103

(Continued)

MIDWEST BANC HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2002, 2001, and 2000

NOTE 9 — INCOME TAXES (Continued)

	December 31,

(In thousands)	2002	2001

Gross deferred tax liabilities
Unrealized gain on securities available-for-sale and securities transferred to held-to-maturity	$(4,566)	$—
FHLB stock dividends	(918)	(654)
Other	(103)	(72)

Total gross deferred tax liabilities	(5,587)	(726)

Net deferred tax asset	$3,203	$4,377

NOTE 10 — SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE

The Company has retail repurchase agreements with customers within its local market areas. These borrowings are collateralized with securities owned by the Company and held in safekeeping at independent correspondent banks. In addition, the Company has repurchase agreements with brokerage firms, which are in possession of the underlying securities. The same securities are returned to the Company at the maturity of the agreements. At December 31, 2002, repurchase agreements with brokerage firms approximated $176,571,000. The following summarizes certain information relative to these borrowings:

(In thousands)	2002	2001	2000

Outstanding at end of year	$185,057	$146,800	$20,463
Weighted average interest at year end	2.95%	2.04%	6.35%
Maximum amount outstanding as of any month end	$204,830	$146,800	$36,005
Average amount outstanding	155,635	37,070	23,935
Approximate weighted average rate during the year	2.70%	3.85%	6.00%

(Continued)

MIDWEST BANC HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2002, 2001, and 2000

NOTE 10 — SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE (Continued)

At December 31, 2002, securities sold under agreements to repurchase are summarized below:

(In thousands)			Collateral
			Mortgage-Backed
		Weighted	and Equity Securities
		Average
Original	Repurchase	Interest	Amortized	Fair
Term	Liability	Rate	Cost	Value

Up to 30 days	$4,263	0.56%	$4,995	$5,065
30 to 90 days	1,482	2.00	1,511	1,504
90 to 180 days	1,448	2.15	1,511	1,503
180 days to 1 year	26,343	2.32	28,139	28,953
1 to 2 years	48,072	3.70	54,206	55,426
2 to 3 years	48,827	2.96	49,820	50,386
Over 3 years	54,622	2.81	58,285	58,756

	$185,057	2.95%	$198,467	$201,593

NOTE 11 — ADVANCES FROM THE FEDERAL HOME LOAN BANK

Advances from the FHLB are summarized as follows:

	December 31,

	2002		2001

	Weighted		Weighted
	Average		Average
	Rate	Amount	Rate	Amount

(In thousands)
Advances from the Federal Home Loan Bank due
2002	—%	$—	5.78%	$27,000
2004	5.63	4,500	5.63	4,500
2005	6.07	32,500	6.07	32,500
2006	1.46	2,000	—	—
2008	5.00	42,000	5.00	42,000
2010	4.38	137,500	5.45	137,500
2011	4.08	1,000	4.08	1,000

Total	4.75%	$219,500	5.47%	$244,500

(Continued)

MIDWEST BANC HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2002, 2001, and 2000

NOTE 11 — ADVANCES FROM THE FEDERAL HOME LOAN BANK (Continued)

In addition to the above, the Company has $500,000 at December 31, 2002 of letters of credit with the FHLB. These letters of credit are pledged to secure public deposits.

At December 31, 2002, $206,500,000 of the FHLB advances have various call provisions and $2,000,000 have adjustable rates. The Company maintains a collateral pledge agreement covering secured advances whereby the Company has specifically pledged $17,680,000 of mortgages on agricultural property, free of all other pledges, liens, and encumbrances (not more than 90 days delinquent). Various securities are also pledged as collateral as discussed in Note 3. In addition the Company also has

NOTE 12 — NOTES PAYABLE

Notes payable consisted of the following:

(Table amounts in thousands)	December 31,

	2002	2001

Revolving line of credit ($25,000,000) maturing on January 30, 2004, interest payments due quarterly at the 30-, 60-, 90-, or 180-day LIBOR plus 95 basis points or prime rate less 25 basis points (weighted average rate of 2.37% at December 31, 2002); secured by all common stock of the subsidiary banks	$2,000	$6,500

The revolving line of credit includes the following covenants at December 31, 2002: (1) the banks must not have nonperforming assets in excess of 25% of Tier 1 capital plus the loan loss allowance; (2) the Company and each subsidiary bank must be considered well capitalized; (3) the Company must maintain consolidated tangible net worth (as defined in the credit agreement) of not less than $70 million; and (4) consolidated net income for the four previous quarters combined must be at least $5.5 million. The Company has complied with all of these debt covenants, except for the non-performing asset covenant, at December 31, 2002. On April 14, 2003 the Company received a debt covenant waiver for the nonperforming asset covenant. As a condition to the grant of the waiver relating to the covenant regarding nonperforming assets the lender has reduced the available line amount to $10 million and increased the interest rate on existing and future borrowings by 25 basis points.

(Continued)

MIDWEST BANC HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2002, 2001, and 2000

NOTE 13 — ISSUANCE OF TRUST PREFERRED SECURITIES

In May 2000, the Company formed MBHI Capital Trust I (“Trust I”). Trust I is a statutory business trust formed under the laws of the State of Delaware and is wholly owned by the Company. In June 2000, Trust I issued 10% preferred securities with an aggregate liquidation amount of $20,000,000 ($25 per preferred security) to third-party investors. The Company then issued 10% junior subordinated debentures aggregating $20,000,000 to Trust I. The junior subordinated debentures are the sole assets of the Trust. The junior subordinated debentures and the preferred securities pay interest and dividends, respectively, on a quarterly basis. The junior subordinated debentures will mature on June 7, 2030, at which time the preferred securities must be redeemed. The junior subordinated debentures and preferred securities can be redeemed contemporaneously, in whole or in part, beginning June 7, 2005 at a redemption price of $25 per preferred security. The Company has provided a full, irrevocable, and unconditional guarantee on a subordinated basis of the obligations of Trust I under the preferred securities in the event of the occurrence of an event of default, as defined in such guarantee. Debt issuance costs totaling $270,000 and underwriting fees of $700,000 were capitalized related to the offering and are being amortized over the estimated life of the junior subordinated debentures.

In October 2002, the Company formed MBHI Capital Trust II (“Trust II”), a statutory trust formed under the laws of the State of Delaware and a wholly owned financing subsidiary of the Company. In October 2002, Trust II issued $15 million in aggregate liquidation amount of trust preferred securities in a private placement offering. Simultaneously with the issuance of the trust preferred securities by Trust II, the Company issued an equivalent amount of junior subordinated debentures to Trust II. The junior subordinated debentures are the sole assets of Trust II. The junior subordinated debentures and the trust preferred securities pay distributions and dividends, respectively, on a quarterly basis, which are included in interest expense. The interest rate payable on the debentures and the trust preferred securities resets quarterly and is equal to LIBOR plus 3.45% (5.27% at December 31, 2002), provided that this rate cannot exceed 12.5% through the interest payment date in November 2007. The junior subordinated debentures will mature on November 7, 2032, at which time the preferred securities must be redeemed. The Company has provided a full, irrevocable, and unconditional guarantee on a subordinated basis of the obligations of Trust II under the preferred securities as set forth in such guarantee agreement. Debt issuance costs totaling $25,000 and underwriting fees of $450,000 were capitalized related to the offering and are being amortized over the estimated life of the junior subordinated debentures.

(Continued)

MIDWEST BANC HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2002, 2001, and 2000

NOTE 14 — EMPLOYEE BENEFIT PLANS

The Company maintains a 401(k) salary reduction plan covering substantially all employees. Eligible employees may elect to make tax deferred contributions within a specified range of their compensation as defined in the plan. The Company contributes 1% more than the employee’s contribution up to a maximum 5% employer contribution. Contributions to the plan are expensed currently and were $519,000, $459,000, and $431,000 for the years ended December 31, 2002, 2001, and 2000.

The Company and various members of senior management have entered into a Supplemental Executive Retirement Plan (“SERP”). The SERP provides for guaranteed payments, based on a percentage of the individual’s final salary, for 15 years after age 65. The benefit amount is reduced if the individual retires prior to age 65. The liability is being accrued over the vesting period. Expense of $297,000 and $406,000 was recorded for the years ended December 31, 2002 and 2001 and has been included in compensation and benefits.

During 2000, the Company purchased life insurance policies on various members of senior management. The Company is the beneficiary of these life insurance policies, which have an aggregate death benefit of approximately $56.5 million at December 31, 2002. In addition, the policies had aggregate cash surrender values of approximately $20.6 million at December 31, 2002 and $19.6 million at December 31, 2001.

NOTE 15 — TIME DEPOSITS

Interest-bearing deposits in denominations of $100,000 and over were $291,929,000 as of December 31, 2002 and $235,634,000 as of December 31, 2001. Interest expense related to deposits in denominations of $100,000 and over was $6,432,000 for 2002, $8,334,000 for 2001, and $7,284,000 for 2000.

Certificates of deposit have scheduled maturities for the years 2003 through 2007 and thereafter as follows:

(In thousands)

2003	$718,689
2004	54,621
2005	71,011
2006	1,152
2007	4,528
Thereafter	31

$850,032

(Continued)

MIDWEST BANC HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2002, 2001, and 2000

NOTE 16 — RELATED PARTY TRANSACTIONS

Certain executive officers, directors, and their related interests are loan customers of the Company’s subsidiary banks. A summary of loans made by the subsidiary banks to or for the benefit of directors and executive officers is as follows:

(In thousands)

Balance at December 31, 2001	$16,154
New loans	6,416
Repayments	(3,837)

Balance at December 31, 2002	$18,733

NOTE 17 — CAPITAL REQUIREMENTS

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

Quantitative measures established by regulation to ensure capital adequacy require banks and bank holding companies to maintain minimum amounts and ratios of total and Tier 1 capital to risk-weighted assets and Tier 1 capital to average assets. If banks do not meet these minimum capital requirements, as defined, bank regulators can initiate certain actions that could have a direct material effect on a bank’s financial statements. Management believes that, as of December 31, 2002 and 2001, the Company and its subsidiary banks met all capital adequacy requirements to which they were subject.

(Continued)

MIDWEST BANC HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2002, 2001, and 2000

NOTE 17 — CAPITAL REQUIREMENTS (Continued)

As of December 31, 2002 and 2001, the most recent Federal Deposit Insurance Corporation notification categorized the subsidiary banks as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the institutions’ categories. To be categorized as well capitalized, banks must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios. The actual capital amounts and ratios for the Company and subsidiary banks are presented in the following table.

(In thousands)			Minimum Required

			To Be Adequately		To Be Well
	Actual		Capitalized		Capitalized

As of December 31, 2002	Amount	Ratio	Amount	Ratio	Amount	Ratio

Total Capital (to risk-weighted assets)
Company	$154,740	11.7%	$105,876	8.0%	$132,345	10.0%
MBTC	129,364	11.1	93,568	8.0	116,960	10.0
MBWI	19,615	13.2	11,871	8.0	14,838	10.0
Tier 1 Capital (to risk-weighted assets)
Company	138,197	10.4	52,938	4.0	79,407	6.0
MBTC	114,744	9.8	46,784	4.0	70,176	6.0
MBWI	18,400	12.4	5,935	4.0	8,903	6.0
Tier 1 Capital (to average assets)
Company	138,197	7.0	78,872	4.0	98,590	5.0
MBTC	114,744	6.8	67,472	4.0	84,341	5.0
MBWI	18,400	6.7	10,984	4.0	13,730	5.0
As of December 31, 2001
Total Capital (to risk-weighted assets)
Company	$123,984	10.8%	$91,628	8.0%	$114,535	10.0%
MBTC	110,553	11.0	80,318	8.0	100,398	10.0
MBWI	16,307	11.6	11,256	8.0	14,069	10.0
Tier 1 Capital (to risk-weighted assets)
Company	113,747	9.9	45,814	4.0	68,721	6.0
MBTC	101,565	10.1	40,159	4.0	60,239	6.0
MBWI	15,004	10.7	5,628	4.0	8,442	6.0
Tier 1 Capital (to average assets)
Company	113,747	6.6	68,652	4.0	85,815	5.0
MBTC	101,565	6.9	58,841	4.0	73,551	5.0
MBWI	15,004	6.3	9,589	4.0	11,986	5.0

(Continued)

MIDWEST BANC HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2002, 2001, and 2000

NOTE 18 — OFF-BALANCE-SHEET RISK AND CONCENTRATIONS OF CREDIT RISK

The Company is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet financing needs of customers. Since many commitments to extend credit expire without being used, the amounts below do not necessarily represent future cash commitments. These financial instruments include commitments to extend credit, standby letters of credit, and unused lines of credit. Included in the commitments to extend credit are the notional amounts of the credit derivative transactions discussed in Note 20. These are summarized as follows:

(In thousands)	December 31,

	2002	2001

Financial instruments whose contract amounts represent credit risk
Unused lines of credit	$249,988	$265,931
Commitments to extend credit	94,594	89,771
Letters of credit	20,329	16,181

At December 31, 2002 and 2001, commitments to extend credit consisted of $18,933,000 and $29,681,000 of fixed rate loan commitments. These commitments are due to expire within 30 to 90 days of issuance and have rates ranging primarily from 5.25% to 7.75%. Substantially all of the unused lines of credit are at adjustable rates of interest.

The Company also had Community Reinvestment Act (“CRA”) investment commitments outstanding of $3.5 million. These commitments include $1.5 million and $1 million to be funded over seven and six years for investment in the Chicago Equity Fund and $1 million to be funded over nine years for investment in the Illinois Equity Fund.

The credit risk amounts represent the maximum accounting loss that would be recognized at the reporting date if counterparties failed completely to perform as contracted and any collateral or security proved to be of no value. Midwest Banc has experienced little difficulty in accessing collateral when necessary. The amounts of credit risk shown therefore greatly exceed expected losses.

NOTE 19 — STOCK OPTION PLAN

The 1996 Stock Option Plan (“the Plan”) became effective on November 19, 1996. Under the Plan, officers, directors, and key employees may be granted incentive stock options to purchase the Company’s common stock at no less than 100% of the market price on the date the option is granted. Options can be granted to become exercisable immediately or options can be granted to become exercisable in installments of 25% a year on each of the first through the fourth anniversaries of the grant date. In all cases, the options have a maximum term of ten years. The Plan also permits nonqualified stock options to be issued. Currently, the Plan authorizes a total of 1,425,000 shares for issuance.

(Continued)

MIDWEST BANC HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2002, 2001, and 2000

NOTE 19 — STOCK OPTION PLAN (Continued)

Information about option grants follows:

		Weighted
	Number	Average
	of	Exercise Price
	Options	Per Share

Outstanding at January 1, 2000	547,548	$9.97
Granted during 2000	363,864	8.94
Exercised during 2000	(19,371)	6.80
Forfeited during 2000	(63,279)	9.67

Outstanding at December 31, 2000	828,762	9.61
Granted during 2001	211,500	10.21
Exercised during 2001	(26,970)	6.54
Forfeited during 2001	—	—

Outstanding at December 31, 2001	1,013,292	9.77
Granted during 2002	235,500	14.90
Exercised during 2002	(137,717)	9.40
Forfeited during 2002	(11,278)	10.76

Outstanding at December 31, 2002	1,099,797	$10.90

Options exercisable at year end are as follows:

		Weighted
	Number	Average
	of	Exercise Price
	Options	Per Share

2000	452,825	$9.33
2001	649,346	9.75
2002	539,981	9.89

Options outstanding at December 31, 2002 were as follows:

	Outstanding		Exercisable

		Weighted
		Average		Weighted
		Remaining		Average
		Contractual		Exercise
Range of Exercise Price	Number	Life	Number	Price

$5.42-8.50	99,500	4.47	99,500	$7.18
$8.83-10.59	552,360	7.53	242,668	9.57
$10.75-14.90	447,937	7.48	197,813	11.63

Outstanding at year end	1,099,797	7.23	539,981	$9.89

(Continued)

MIDWEST BANC HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2002, 2001 and 2000

NOTE 20 — DERIVATIVE INSTRUMENTS

The Company entered into interest rate swaps to reduce exposure to declining interest rates. As of December 31, 2002, the Company has various interest rate swap transactions, which results in the Company converting $67.5 million of its Federal Home Loan Bank Advance fixed rate debt to floating rate debt. The swap transactions require payment of interest by the Company at the one-month LIBOR plus a spread and, in turn, the Company receives a fixed rate. The Company has documented these to be fair value hedges qualifying for the shortcut method of accounting.

Summary information about interest rate swaps at year-end follows:

(In thousands)	2002	2001

Notional amounts	$67,500	$—
Weighted average fixed rates received	5.91%	—
Weighted average variable rates paid	3.74	—
Weighted average maturity	7.25 years	—
Fair value	$1,097	—

The Company has also bought and sold various put and call options with terms less than 90 days on mortgage-backed securities. These are stand-alone derivatives that are carried at their estimated fair value with the corresponding gain or loss recorded in option income. The outstanding amounts at December 31, are as follows:

	2002	2001

Notional amounts	$75 million	$60 million
Weighted average maturity	60 days	90 days
Fair value	$(145)	$(535)

In August 2002, the Company entered into a credit derivative transaction with a notional amount of $20 million for a term of five years, maturing August 30, 2007. The credit swap has a credit rating of Aa2/AA by Moody’s and Standard and Poors. In November 2002, the Company entered a credit derivative transaction with a notional amount of $30 million for a term of five years, maturing November 27, 2002. The credit swap has a credit rating of Aa1/AAA by Moody’s and Standard and Poors. These are stand-alone derivatives with changes in the market value charged or credited to earnings on a quarterly basis. The notional amount, which is the Company’s maximum credit risk, represents the maximum accounting loss that could be recognized at the reporting date if actual defaults exceeded certain thresholds. The Company receives fee income quarterly (1.25% of the notional amount on an annual basis) to cover potential credit losses in the event that actual defaults incurred by each underlying instrument exceed certain thresholds. On inception date, the Company received 1% of the

(Continued)

MIDWEST BANC HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2002, 2001 and 2000

NOTE 20 — DERIVATIVE INSTRUMENTS (Continued)

notional amount as payment for entering into each contract. There has been no material change in the fair value of $500,000 since the Company entered into these credit derivatives. In both transactions, the underlying asset-backed security is $1 billion and is diversified amongst 100 companies.

NOTE 21 — PARENT COMPANY FINANCIAL STATEMENTS

The following are condensed balance sheets and statements of income and cash flows for Midwest Banc Holdings, Inc., without subsidiaries:

CONDENSED BALANCE SHEETS

	December 31,

(In thousands)	2002	2001

ASSETS
Cash	$2,355	$2,788
Securities available-for-sale	5,318	976
Investment in subsidiaries	146,340	119,596
Other assets	2,997	2,883

Total assets	$157,010	$126,243

LIABILITIES AND STOCKHOLDERS’ EQUITY
Borrowings	$2,000	$6,500
Junior subordinated debt	35,000	20,000
Other liabilities	5,059	3,529
Stockholders’ equity	114,951	96,214

Total liabilities and stockholders’ equity	$157,010	$126,243

(Continued)

MIDWEST BANC HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2002, 2001 and 2000

NOTE 21 — PARENT COMPANY FINANCIAL STATEMENTS (Continued)

CONDENSED STATEMENTS OF INCOME

	December 31,

(In thousands)	2002	2001	2000

Operating income
Dividends from subsidiary banks	$7,303	$8,658	$7,689
Fees from subsidiaries	1,705	1,524	1,503
Other income	350	167	234
Interest expense	(1,827)	(2,459)	(1,783)
Other expense	(4,862)	(4,899)	(4,472)

Income before income taxes and equity in undistributed income of subsidiaries	2,669	2,991	3,171
Income tax benefit	2,054	2,347	1,751
Equity in undistributed income of subsidiaries	11,585	12,544	9,691

Net income	$16,308	$17,882	$14,613

(Continued)

MIDWEST BANC HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2002, 2001 and 2000

NOTE 21 — PARENT COMPANY FINANCIAL STATEMENTS (Continued)

CONDENSED STATEMENTS OF CASH FLOWS

	December 31,

(In thousands)	2002	2001	2000

Cash flows from operating activities
Net income	$16,308	$17,882	$14,613
Adjustments to reconcile net income to net cash provided by operating activities
Equity in undistributed income of subsidiaries	(11,585)	(12,544)	(9,691)
Depreciation	71	84	113
Decrease (increase) in other assets	(4,458)	1,167	(778)
Increase in other liabilities	341	279	378

Net cash provided by operating activities	677	6,868	4,635
Cash flows from investing activities
Investment in subsidiaries	(4,700)	—	(12,500)
Property and equipment expenditures	(50)	(58)	(25)

Net cash used in investing activities	(4,750)	(58)	(12,525)
Cash flows from financing activities
Issuance of junior subordinated debt, net of debt issuance costs	14,525	—	19,030
Borrowings	—	1,500	7,800
Payments on borrowings	(4,500)	(300)	(10,075)
Dividends paid	(6,450)	(6,440)	(5,397)
Repurchase of common stock	(576)	(541)	(2,271)
Proceeds from exercise of stock options	641	(67)	106

Net cash provided by (used in) financing activities	3,640	(5,848)	9,193

Increase (decrease) in cash and cash equivalents	(433)	962	1,303
Cash and cash equivalents at beginning of year	2,788	1,826	523

Cash and cash equivalents at end of year	$2,355	$2,788	$1,826

(Continued)

MIDWEST BANC HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2002, 2001 and 2000

NOTE 22 — EARNINGS PER SHARE

(In thousands, except per share data)	2002	2001	2000

Basic
Net income	$16,308	$17,882	$14,613

Weighted average common shares outstanding	16,122	16,104	16,149

Basic earnings per common share	$1.01	$1.11	$.91

Diluted
Net income	$16,308	$17,882	$14,613

Weighted average common shares outstanding	16,122	16,104	16,149
Dilutive effect of stock options	379	226	38

Dilutive average common shares outstanding	16,501	16,330	16,187

Diluted earnings per common share	$.99	$1.09	$.90

NOTE 23 — OTHER COMPREHENSIVE INCOME

Changes in other comprehensive income components and related taxes are as follows:

	Years Ended December 31,

(In thousands)	2002	2001	2000

Unrealized holding gains on securities available-for-sale	$14,051	$7,406	$14,328
Reclassification adjustment for gains recognized in income	(1,522)	(2,761)	(1,190)
Unrealized holding gains on securities transferred from available-for-sale to held-to-maturity	1,396	—	—
Accretion of unrealized gains on securities transferred from available-for-sale to held-to-maturity	(331)	—	—

Net unrealized gains	13,594	4,645	13,138
Tax expense	5,392	1,841	5,057

Other comprehensive income	$8,202	$2,804	$8,081

(Continued)

MIDWEST BANC HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2002, 2001 and 2000

NOTE 24 — QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

(In thousands, except per share data)

	Three Months Ended

2002	March 31	June 30	September 30(d)		December 31

Interest income	$28,083	$28,904	$28,353		$27,381
Interest expense	13,250	13,406	13,337		13,326

Net interest income	14,833	15,498	15,016		14,055
Provision for loan losses	662	815	10,915	(d)	6,140	(c)
Other income	3,560	3,323	3,047		4,078
Other expense	8,198	8,464	8,305		8,942

Income/(loss) before income taxes	9,533	9,542	(1,157)		3,051
Provision/(benefit) for income taxes	3,220	3,154	(1,487	)(b)	(226	)(c)

Net income	$6,313	$6,388	$330		$3,277

Earnings per common share
Basic	$.39	$.40	$.02		$.20
Diluted(a)	.39	.39	.02		.20

(a)	Earnings per share for the quarters and fiscal years have been calculated separately. Accordingly, quarterly amounts may not add to the annual amounts because of differences in the average common shares outstanding during each period.

(b)	The decrease in the provision for income taxes is partially attributed to a new regulation issued by the Illinois Department of Revenue related to the apportionment of business income of financial organizations and the settlement of an Illinois audit.

(c)	The increase in the provision for loan losses for the three months ended December 31, 2002 is due to the impact of various identified problem credits. See Note 27 for additional discussion. In addition, to this the provision/(benefit) for income taxes was also impacted by a new regulation issued by the Illinois Department of Revenue related to the apportionment of business income of financial organizations and the settlement of an Illinois audit.

(d)	The provision for loan losses, interest income and income taxes were restated for the three months ended September 30, 2002 as a result of the impact of various identified problem credits. See Note 27 for additional discussion.

(Continued)

MIDWEST BANC HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2002, 2001 and 2000

NOTE 24 — QUARTERLY RESULTS OF OPERATIONS (UNAUDITED) (CONTINUED)

(In thousands, except per share data)

	Three Months Ended

2001	March 31	June 30	September 30	December 31

Interest income	$28,647	$28,304	$28,493	$27,688
Interest expense	17,325	16,913	16,651	14,776

Net interest income	11,322	11,391	11,842	12,912
Provision for loan losses	509	695	346	670
Other income	2,223	3,766	3,599	3,214
Other expense	7,393	7,836	7,985	8,249

Income before income taxes	5,643	6,626	7,110	7,207
Provision for income taxes	1,781	2,390	2,324	2,209

Net income	$3,862	$4,236	$4,786	$4,998

Earnings per common share
Basic	$.24	$.26	$.30	$.31
Diluted	.24	.26	.29	.30

(Continued)

MIDWEST BANC HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2002, 2001 and 2000

NOTE 25 — ACQUISITIONS

In March 2002, the Company acquired Service 1st Financial Corp. through its subsidiary, MFIS. The transaction was not material to the consolidated financial statements.

On July 22, 2002, the Company jointly announced with Big Foot Financial Corp. (“BFFC”), the execution of a definitive agreement providing for the acquisition of BFFC by the Company in a stock merger. The transaction closed on January 3, 2003, and the Company issued approximately 1,599,088 shares at $19.03 per share. Midwest believes that this acquisition is in the best interest of its shareholders in that it allows the Company to continue its community banking strategy by entering into desirable markets. The merger, subject to a final allocation of purchase price, is not expected to result in a material amount of goodwill. At December 31, 2002, BFFC had approximately $200 million in total assets, $135 million of deposits, and $28 million of equity.

In addition, on November 1, 2002, the Company entered into an agreement with CoVest Bancshares, Inc. and its subsidiary, CoVest Bank N.A. (CoVest) for a cash and stock merger transaction. The Company will issue .925 shares of its stock and $10.25 in cash for each share of CoVest for an estimated acquisition price of $105.2 million. The Company expects to merge CoVest, a $600 million, three-office bank, into MBTC. The transaction is subject to regulatory approval as well as CoVest stockholder approval. The merger application has been filed with the regulators, but the regulators have not yet acted on the merger application. If the Company is unable to obtain the necessary regulatory approval, or, as a result of delays in consummating the transaction the other conditions to closing cannot be satisfied, the merger will not occur. The Company has capitalized costs of $ 425,000 as of December 31, 2002 for this transaction.

NOTE 26 — STOCK DIVIDEND

On July 9, 2002, the Company effected a three-for-two stock split payable in the form of a stock dividend. All references to number of shares issued, outstanding (basic and diluted), held in treasury, and earnings per share for all periods presented have been restated as if the three-for-two stock split had actually occurred on January 1, 2000.

MIDWEST BANC HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2002, 2001 and 2000

NOTE 27 – SUBSEQUENT EVENT

On March 5, 2003 one of the Company’s subsidiary banks, Midwest Bank and Trust Company received a joint letter from the Federal Reserve Bank of Chicago (the “FRB”) and the Illinois Office of Banks and Real Estate (the “OBRE”) regarding additional provisions for loan losses that the FRB and OBRE determined were appropriate based on their review of a series of loans to an individual and certain affiliated companies. The total relationship approximated $19.6 million.

In response to the letter, the Company obtained an independent valuation of the primary collateral for the largest portion of the relationship which is two companies in bankruptcy (the affiliated companies).

As a result of further communication with the FRB and OBRE additional analysis completed by the Company, and the receipt of a supplemental letter from the FRB and OBRE as of April 10, 2003, the Company determined it would provide an additional $ 14.7 million to the allowance for loan losses, charge off approximately $ 5.6 million in loans and reverse out $1 million of interest. Thus the Company’s 2002 net income differs from the amounts initially reported in its January 27, 2003 earnings release to reflect this change.

On March 26, 2003, the Bank received proceeds of approximately $13.3 million from the nonrecourse sale of a 2 of 3 of the loans reclassified as nonaccrual as of September 30, 2002 to a newly formed entity that will be the sole owner of the Affiliated Companies following the emergence of these companies from bankruptcy. The purchase price for the portion of the loans sold was equal to the stated principal amount of $10.8 million as of September 30, 2002, plus $1.7 million of additional financing as of December 31, 2002, plus accrued interest and late charges. The purchaser of the loans is indirectly owned 50% by current management officials of the Affiliated Companies, and 50% by 400 VC, LLC (“400 VC”), an entity owned by the adult son of Leon Wolin, a director of the Company, the adult son of Leroy Rosasco, a director of the Company and Angelo DiPaolo, a director of the Company. E.V. Silveri, Chairman of the Board of the Company, is managing member of 400 VC. Pursuant to an agreement with 400 VC and its present owners, Mr. Silveri and Brad Luecke, President and Chief Executive Officer of the Company, will acquire equity ownership interests in 400 VC in the near future. The funds used by the purchaser to purchase the identified credits from the Bank were borrowed from 400 VC. 400 VC obtained those funds from the proceeds of loans extended by an unrelated financial institution to 400 VC and Mr. Silveri ($3,000,000), Mr. Luecke ($3,000,000), Michael Wolin

MIDWEST BANC HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2002, 2001 and 2000

NOTE 27 – SUBSEQUENT EVENT (CONTINUED)

($1,500,000), Angelo DiPaolo ($2,000,000) and Lee Paul Rosasco ($4,000,000), as co-borrowers. The Company is currently evaluating how the sale of the identified credits will be treated for financial reporting purposes, which could include some or all of the repayment being categorized as a capital contribution.

A plan of reorganization was submitted to the bankruptcy court on March 27, 2003, and a hearing on the plan is scheduled for May 8, 2003. Effectiveness of the plan of reorganization is dependent upon, among other things, the purchaser of the loans from the Bank obtaining additional credit in the amount of $8 million to fund the payment of certain additional indebtedness of the Affiliated Companies. During March 2003, the Board of Directors of the Bank considered and approved a proposal for extension of such credit, but management of the Bank has indicated that no commitment to extend such credit has been issued and that the Bank presently has no plans to extend such credit. In an April 10, 2003 letter to the Company, the Federal Reserve and the OBRE indicated that they would require the Bank to reserve (which could be treated as an other expense for financial reporting purposes) as of March 31, 2003, on a dollar for dollar basis up to $8 million, if the Bank had issued a commitment to extend such loan or if representations had been made to the bankruptcy court of the Bank’s willingness to provide credit to fund a plan of reorganization for the borrowers. The Company is presently in discussions with the Federal Reserve and OBRE concerning this matter.

On March 3, 2003, the banking regulators commenced a regularly scheduled examination of the Banks which is not yet completed. The ongoing examination has involved further review of the adequacy of the Banks’ overall risk management practices. There can be no assurance that the Federal Reserve and OBRE will not identify other items, which may have an impact on the financial statements of the Company.

Exhibit No.	Description of Exhibits

3.1	Restated Certificate of Incorporation, as amended (incorporated by reference to Registrant’s Registration Statement on Form S-1, Registration No. 333-42827).
3.2	Certificate of Amendment of Restated Certificate of Incorporation (incorporated by reference to Registrant’s Form 10-Q for quarter ended June 30, 2002, File No. 001-13735).
3.3	Restated By-Laws, as amended (incorporated by reference to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1998, File No. 0-29652).
3.4	Amendment of Restated By-Laws (incorporated by reference to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000, File No. 0-29598).
3.5	Certificate of Amendment of Restated By-laws (incorporated by reference to the Registrant’s Form 10-Q for the quarter ended September 30, 2002, File No. 001-13735).
4.1	Specimen Common Stock Certificate (incorporated by reference to Registrant’s Registration Statement on Form S-1, Registration No. 333-42827).
4.2	Certain instruments defining the rights of the holders of long-term debt of the Company and certain of its subsidiaries, none of which authorize a total amount of indebtedness in excess of 10% of the total assets of the Company and its subsidiaries on a consolidated basis, have not been filed as Exhibits. The Company hereby agrees to furnish a copy of any of these agreements to the SEC upon request.
*10.3	Midwest Banc Holdings, Inc. 1996 Stock Option Plan (incorporated by reference to Registrant’s Registration Statement on Form S-1, Registration No. 333-42827).
*10.4	Amendment to the Midwest Banc Holdings, Inc. 1996 Stock Option Plan (incorporated by reference to Registrant’s Annual Report on Form 10-K for the year ended December 31, 1998, File No. 0-29652).
*10.5	Form of Transitional Employment Agreements (incorporated by reference to Registrant’s Registration Statement on Form S-1, Registration No. 333-42827).
10.6	Lease dated as of December 24, 1958, between Western National Bank of Cicero and Midwest Bank and Trust Company, as amended (incorporated by reference to Registrant’s Registration Statement on Form S-1, Registration No. 333-42827).
10.7	Britannica Centre Lease, dated as of May 1, 1994, between Chicago Title and Trust Company, as Trustee under Trust Agreement dated November 2, 1977 and known as Trust No. 1070932 and Midwest Bank & Trust Company (incorporated by reference to Registrant’s Registration Statement on Form S-1, Registration No. 333-42827).
10.8	Lease dated as of March 20, 1996 between Grove Lodge No. 824 Ancient Free and Accepted Masons and Midwest Bank of Hinsdale (incorporated by reference to Registrant’s Registration Statement on Form S-1, Registration No. 333-42827).
10.9	Office Lease, undated, between Grove Lodge No. 824 Ancient Free and Accepted Masons and Midwest Bank of Hinsdale (incorporated by reference to Registrant’s Registration Statement on Form S-1, Registration No. 333-42827).
10.10	Credit Agreement as of January 30, 1998, between the Company, Midwest One Mortgage Services, Inc., and Harris Trust & Savings Bank (incorporated by reference to Registrant’s Registration Statement on Form S-1, Registration No. 333-42827).
10.11	First Amendment and waiver to Credit Agreement dated as of September 28, 1998 between the Company, Midwest One Mortgage Services, Inc., and Harris Trust and Savings Bank (incorporated by reference to Registrant’s Form 10-K for the fiscal year ended 1999, File No. 0-29598).
10.12	Second Amendment and waiver to Credit Agreement dated as of January 7, 1999 between the Company, Midwest One Mortgage Services, Inc., and Harris Trust and Savings Bank (incorporated by reference to Registrant’s Form 10-K for the fiscal year ended 1999, File No. 0-29598).

10.13	Third Amendment and waiver to Credit Agreement dated as of January 17, 2000 between the Company and Harris Trust and Savings Bank (incorporated by reference to Registrant’s Form 10-K for the fiscal year ended 1999, File No. 0-29598).
10.14	Fourth Amendment and Waiver to Credit Agreement dated January 17, 2000 between the Company and Harris Trust and Savings Bank (incorporated by reference to the Registrant’s Form 10-K for the year ended December 31, 2001, File No. 001-13735).
10.15	Fifth Amendment and Waiver to Credit Agreement dated as of August 16, 2002 between the Company and Harris Trust and Savings Bank.
10.16	Sixth Amendment and Waiver to Credit Agreement dated as of April 14, 2003 between the Company and Harris Trust and Savings Bank.
*10.17	Form of Supplemental Executive Retirement Agreement (incorporated by reference to Registrant’s Form 10-Q for the quarter ended September 30, 2001, File No. 001-13735).
*10.18	Form of Transitional Employment Agreement (Executive Officer Group) (incorporated by reference to Registrant’s Form 10-Q for the quarter ended September 30, 2001, File No. 001-13735).
10.19	Agreement and Plan of Reorganization between the Company and Big Foot Financial Corp. dated as of July 19, 2002 (incorporated by reference to Amex A of the Registrant’s Proxy Statement/Prospectus dated October 23, 2002, Registration Statement No. 333-100090).
10.20	Agreement and Plan of Reorganization between the Company and CoVest Bancshares, Inc. dated as of November 1, 2002 (incorporated by reference to the Registrant’s Form 8-K dated November 1, 2002, File No. 001-13735).
21.1	Subsidiaries.
23.1	Consent of Crowe, Chizek and Company LLP.
24.1	Power of Attorney (included on signature page).
99.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, from the Company’s Chief Executive Officer.
99.2	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, from the Company’s Chief Financial Officer.

*	Indicates management contracts or compensatory plans or arrangements required to be filed as an exhibit.