Form 10-Q
period 2003-03-31
MIDWEST BANC HOLDINGS INC
filed 2003-05-15
CIK 1051379

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

              |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the Quarterly Period Ended March 31, 2003

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

         Indicate by checkmark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes |_| No |X|

         Indicate by checkmark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes |_| No |X|

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
--------------------------------------------------------------------------------
         CLASS                                 OUTSTANDING AT MAY 15, 2003
--------------------------------------------------------------------------------
  Common, par value $.01                                  17,798,118
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

                                    FORM 10-Q

                                TABLE OF CONTENTS



                                                                     Page Number
                                                                     -----------
                                     PART I


Item 1.  Financial Statements..................................................1

Item 2.  Management's Discussion and Analysis of Financial Condition
              and Results of Operations.......................................13

Item 3.  Quantitative and Qualitative Disclosures About Market Risk...........28

Item 4.  Controls and Procedures..............................................30


                                     PART II

Item 1.  Legal Proceedings....................................................32

Item 2.  Changes in Securities and Use of Proceeds............................32

Item 3.  Defaults upon Senior Securities......................................32

Item 4.  Submission of Matters to a Vote of Security Holders..................32

Item 5.  Other Information....................................................32

Item 6.  Exhibits and Reports on Form 8-K.....................................32

Form 10-Q  Signature Page.....................................................34

                           MIDWEST BANC HOLDINGS, INC.
                     CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                                 (IN THOUSANDS)


                                                                               MARCH 31,        DECEMBER 31,
                                                                                 2003               2002
                                                                               ---------        ------------
ASSETS
Cash and cash equivalents                                                     $   75,311         $   49,687
Securities available-for-sale                                                    839,422            651,873
Securities held-to-maturity                                                      104,312            118,620
Loans                                                                          1,136,389          1,136,704
Allowance for loan losses                                                        (15,063)           (20,754)
                                                                              ----------         ----------
   Net loans                                                                   1,121,326          1,115,950
Cash value of life insurance                                                      24,204             20,634
Premises and equipment, net                                                       28,055             18,999
Other real estate                                                                    528                533
Core deposit and other intangibles                                                 3,481                244
Goodwill                                                                           6,212              4,360
Other assets                                                                      28,086             28,147
                                                                              ----------         ----------
      Total assets                                                            $2,230,937         $2,009,047
                                                                              ==========         ==========
LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Deposits
   Non-interest-bearing                                                       $  142,178         $  134,858
   Interest-bearing                                                            1,394,869          1,255,790
                                                                              ----------         ----------
      Total deposits                                                           1,537,047          1,390,648
Federal funds purchased                                                                -             20,825
Securities sold under agreements to repurchase                                   213,693            185,057
Advances from the Federal Home Loan Bank                                         256,007            219,500
Trust preferred securities                                                        35,000             35,000
Note payable                                                                       5,000              2,000
Due to broker                                                                          -             20,582
Other liabilities                                                                 29,229             20,484
                                                                              ----------         ----------
      Total liabilities                                                        2,075,976          1,894,096

STOCKHOLDERS' EQUITY
Preferred stock                                                                        -                  -
Common stock                                                                         187                171
Surplus                                                                           63,765             29,366
Retained earnings                                                                 91,719             87,105
Accumulated other comprehensive income                                             7,569              7,145
Treasury stock, at cost                                                           (8,279)            (8,836)
                                                                              ----------         ----------
      Total stockholders' equity                                                 154,961            114,951
                                                                              ----------         ----------
        Total liabilities and stockholders' equity                            $2,230,937         $2,009,047
                                                                              ==========         ==========

     See accompanying notes to unaudited consolidated financial statements.

                           MIDWEST BANC HOLDINGS, INC.
                  CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                   THREE MONTHS ENDED MARCH 31, 2003 AND 2002
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                                              2003          2002
                                                                                              ----          ----
INTEREST INCOME
Loans                                                                                        $20,400        $17,844
Securities
   Taxable                                                                                     8,738          9,822
   Exempt from federal income taxes                                                              795            387

Federal funds sold and other short term investments                                               49             30
                                                                                             -------        -------
      Total interest income                                                                   29,982         28,083

INTEREST EXPENSE
Deposits                                                                                       8,025          8,576
Federal funds purchased and securities sold under agreements to repurchase                     1,461            943
Advances from the Federal Home Loan Bank                                                       2,847          3,303
Note payable                                                                                      36             54
Trust preferred securities                                                                       647            374
                                                                                             -------        -------
      Total interest expense                                                                  13,016         13,250
                                                                                             -------        -------
Net interest income                                                                           16,966         14,833

Provision for loan losses                                                                        990            662
                                                                                             -------        -------
Net interest income after provision for loan losses                                           15,976         14,171

OTHER INCOME
Service charges on deposits                                                                    1,467          1,306
Net gains on securities transactions                                                             102            537
Net trading account profits                                                                        -            345
Option                                                                                           997            532
Mortgage banking fees                                                                            288            142
Insurance and brokerage commissions                                                              458            146
Trust                                                                                            135            149
Increase in cash surrender value of life insurance                                               257            234
Other                                                                                            358            169
                                                                                             -------        -------
      Total other income                                                                       4,062          3,560

OTHER EXPENSES
Salaries and employee benefits                                                                 6,052          4,999
Occupancy and equipment                                                                        1,761          1,157
Professional services                                                                          1,188            661
Other                                                                                          1,782          1,381
                                                                                             -------        -------
      Total other expenses                                                                    10,783          8,198
                                                                                             -------        -------
Income before income taxes                                                                     9,255          9,533

Provision for income taxes                                                                     2,861          3,220
                                                                                             -------        -------
NET INCOME                                                                                   $ 6,394        $ 6,313
                                                                                             =======        =======
Basic earnings per share                                                                     $  0.36        $  0.39
                                                                                             =======        =======
Diluted earnings per share                                                                   $  0.35        $  0.39
                                                                                             =======        =======

     See accompanying notes to unaudited consolidated financial statements.

                           MIDWEST BANC HOLDINGS, INC.
           CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
                   THREE MONTHS ENDED MARCH 31, 2003 AND 2002
                                 (IN THOUSANDS)


                                                                                 2003         2002
                                                                                 ----         ----
Net Income                                                                      $6,394        $6,313

Net increase (decrease) in fair value of securities classified as available-for-sale, net of income taxes and reclassification
  adjustments                                                                      424        (1,185)
                                                                                ------        ------
Comprehensive Income                                                            $6,818        $5,128
                                                                                ======        ======

     See accompanying notes to unaudited consolidated financial statements.

                           MIDWEST BANC HOLDINGS, INC.
           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (UNAUDITED)
                   THREE MONTHS ENDED MARCH 31, 2003 AND 2002
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)


                                                                          ACCUMULATED
                                                                             OTHER                       TOTAL
                                     COMMON                  RETAINED    COMPREHENSIVE   TREASURY    STOCKHOLDERS'
                                      STOCK      SURPLUS     EARNINGS    INCOME (LOSS)     STOCK        EQUITY
                                     ------      -------     --------    -------------   --------    -------------
Balance, January 1, 2002              $114       $29,587      $77,256       $(1,057)     $(9,686)      $ 96,214

Cash dividends declared ($0.10
   per share)                            -             -       (1,611)            -            -         (1,611)
Purchase of 15,000 shares of
   treasury stock                        -             -            -             -         (204)          (204)
Issuance of common stock upon
   acquisition and exercise of
   stock options, net of tax
   benefit                               -          (103)           -             -          753            650
Comprehensive income
   Net income                            -             -        6,313             -            -          6,313
   Net decrease in fair value of
      securities classified as
      available- for-sale, net of
      income taxes and
      reclassification adjustments       -             -            -        (1,185)           -         (1,185)
                                                                                                         ------
         Total comprehensive income                                                                       5,128
                                      ----       -------      -------       -------      -------       --------
Balance, March 31, 2002               $114       $29,484      $81,958       $(2,242)     $(9,137)      $100,177
                                      ====       =======      =======       =======      =======       ========

Balance, January 1, 2003              $171       $29,366      $87,105       $ 7,145      $(8,836)      $114,951

Cash dividends declared ($0.10 per
  share)                                 -             -       (1,780)            -            -         (1,780)

Issuance of 1,599,088 shares of
  common stock upon acquisition
  of Big Foot Financial, Corp.          16        30,065            -             -            -         30,081
Issuance of common stock upon
  exercise of 45,000 stock
  options, net of tax benefit            -           301            -             -          557            858
Capital contribution from loan
  payoff by related parties              -         4,033            -             -            -          4,033
Comprehensive income
   Net income                            -             -        6,394             -            -          6,394
   Net increase in fair value of
      securities classified as
      available-for-sale, net of
      income taxes and
      reclassification adjustments       -             -            -           424            -            424
         Total comprehensive income                                                                       6,818
                                      ----       -------      -------       -------      -------       --------
Balance, March 31, 2003               $187       $63,765      $91,719       $ 7,569     $ (8,279)      $154,961
                                      ====       =======      =======       =======     ========       ========

     See accompanying notes to unaudited consolidated financial statements.

                           MIDWEST BANC HOLDINGS, INC.
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                   THREE MONTHS ENDED MARCH 31, 2003 AND 2002
                                 (IN THOUSANDS)

                                                                                         2003              2002
                                                                                      ---------           -------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income                                                                         $   6,394           $ 6,313
   Adjustments to reconcile net income to net cash provided by operating activities
      Depreciation                                                                          499               575
      Provision for loan losses                                                             990               662
      Amortization of other intangibles                                                      20                 -
      Proceeds from sales of trading account securities, net                                  -               345
      Net gain on sale of securities                                                       (102)             (537)
      Net gain on sales of trading account securities                                         -              (345)
      Net gain on sales of mortgage loans                                                (4,006)                -
      Federal Home Loan Bank stock dividend                                                (395)             (193)
      Originations of real estate loans originated held for sale                        (21,474)          (14,588)
      Gains on sales of real estate loans originated held for sale                       21,900            16,478
      Increase in cash surrender value of life insurance                                   (257)             (234)
      Deferred income taxes                                                              (1,307)                -
      Change in other assets                                                              3,986              (134)
      Change in other liabilities                                                        (2,532)            3,056
                                                                                      ---------           -------
        Net cash from operating activities                                                3,717            11,398

CASH FLOWS FROM INVESTING ACTIVITIES
   Sales and maturities of securities available-for-sale                                 37,589            57,251
   Principal payments on securities                                                      74,715            44,938
   Purchase of securities available-for-sale                                           (301,656)         (148,489)
   Purchase of securities held-to-maturity                                               (4,437)                -
   Maturities of securities held-to-maturity                                             18,108               270
   Net (increase) decrease in loans                                                      14,913           (40,926)
   Proceeds from sale of mortgage loans                                                 146,552                 -
   Cash received, net of cash and cash equivalents in acquisition and stock
       issuance                                                                          17,783            (1,008)
   Proceeds from sale of other real estate                                                  (84)                -
   Property and equipment expenditures, net                                                (298)             (435)
                                                                                      ---------           -------
      Net cash from investing activities                                                  3,185           (88,399)

CASH FLOWS FROM FINANCING ACTIVITIES
   Net increase in deposits                                                               8,670            91,061
   Borrowings                                                                             3,000             2,000
   Repayment of borrowings                                                                    -            (8,500)
   Dividends paid                                                                        (1,616)           (1,608)
   Change in securities sold under agreements to repurchase
       and federal funds purchased                                                        7,811            (6,460)
   Repurchase of common stock                                                               557              (220)
                                                                                      ---------           -------
   Proceeds from exercise of stock options                                                  301               474
                                                                                      ---------           -------
      Net cash from financing activities                                                 18,723            76,747
                                                                                      ---------           -------
Increase (decrease) in cash and cash equivalents                                         25,624              (254)

Cash and cash equivalents at beginning of period                                         49,687            49,812
                                                                                      ---------           -------
Cash and cash equivalents at end of period                                            $  75,311           $49,558
                                                                                      =========           =======

    See accompanying notes to unaudited consolidated financial statements.


                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                  (continued)

SUPPLEMENTAL DISCLOSURES
    Cash paid during the year for
        Interest                                                                      $  12,537           $12,330
        Income Taxes                                                                          -               550

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING ACTIVITIES
    Acquisitions
    Noncash assets acquired:
        Investment securities available for sale                                      $  17,065           $     -
        Loans, net                                                                      157,477                 -
        Premises and equipment, net                                                       9,257                 -
        Goodwill, net                                                                     1,852                 -
        Other intangibles, net                                                            3,361                 -
        Other assets                                                                      5,930                 -
              Total noncash assets acquired                                           $ 194,942           $     -
     Liabilities assumed:
        Deposits                                                                        137,729                 -
        FHLB advances                                                                    36,727                 -
        Accrued expenses and other liabilities                                            8,188                 -
               Total liabilities assumed:                                               182,644                 -
                   Net noncash assets acquired:                                       $  12,103           $     -
                    Cash and cash equivalents acquired                                $  19,688           $     -

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

         The annualized results of operations for the three months ended March 31, 2003 are not necessarily indicative of the results expected for the full year ending December 31, 2003.

NOTE 2 - BUSINESS COMBINATIONS

         On July 22, 2002, the Company jointly announced with Big Foot Financial Corp. ("BFFC"), the execution of a definitive agreement providing for the acquisition of BFFC by the Company in a stock merger. The transaction closed on January 3, 2003, and the Company issued approximately 1,599,088 shares at $18.81 per share and paid cash of $1.4 million and incurred acquisition costs of $557,000 resulting in total consideration of $32.0 million. This purchase price generated approximately $1.8 million in goodwill. BFFC and it subsidiary were merged into Midwest Bank and Trust Company and will be operated as branches. At closing the Company transferred $3.4 million of securities categorized as held-to-maturity to available-for-sale under permissible provisions of FASB Statement No. 115. During the first quarter of 2003, the Company sold the mortgage loans and mortgage servicing rights of $141.9 million of the acquired loans on a non-recourse basis.

The business combination is accounted for under the purchase method of accounting. Accordingly, the results of operations of the acquired company have been included in the Company's results of operations since the date of acquisition. Under this method of accounting, the purchase price is allocated to the respective assets acquired and liabilities assumed based on their estimated fair values of net assets acquired are recorded as goodwill. The purchase price allocation has not been finalized.

Unaudited proforma, consolidated results of operation for the quarter ended December 31, 2002 as though BFFC had been acquired as January 1, 2002 are presented below. Since the acquisition occurred on January 3, 2003, proforma consolidated results of operation for the quarter ended March 31, 2003 would not be material.


(In thousands, except per share data)

Net interest income          $16,813
Net income                     6,702
Basic Earnings per share        0.42
Diluted Earning per share       0.42


NOTE 3 - EARNINGS PER SHARE

         For purposes of per share calculations, the Company had 17,798,118 shares of common stock outstanding at March 31, 2003, and 16,111,398 shares of common stock outstanding at March 31, 2002. Basic earnings per share for the three months ended March 31, 2003 and 2002 were computed by dividing net income by the weighted average number of shares outstanding at that date. Diluted earnings per share for the three months ended March 31, 2003 and 2002 were computed by dividing net income by the weighted average number of shares outstanding at that date, adjusted for the dilutive effect of the outstanding stock options. Computations for basic and diluted earnings per share are provided below.

                                                     FOR THE THREE MONTHS
                                                        ENDED MARCH 31,
                                                      2003          2002
                                                      ----          ----
                                           (IN THOUSANDS, EXCEPT PER SHARE DATA)

   BASIC
      Net income                                     $  6,394       $  6,313
                                                     ========       ========
      Weighted average common shares
        Outstanding                                    17,727         16,077
                                                     ========       ========
      Basic earnings per common share                $   0.36       $   0.39
                                                     ========       ========
   DILUTED
      Net income                                     $  6,394       $  6,313
                                                     ========       ========
      Weighted average common shares
        outstanding                                    17,727         16,077
      Diluted effect of stock options                     461            298
                                                     --------       --------

      Dilutive average common shares                   18,188         16,375
                                                     ========       ========
      Diluted earnings per common share              $   0.35       $   0.39
                                                     ========       ========

         Options to purchase 234,000 shares at a price of $14.90 were outstanding at March 31, 2002, but were not included in the computation of diluted earnings per share because the options' exercise price was greater than the average market price of the common stock for the related period and were, therefore, antidilutive.

NOTE 4 - STOCK OPTIONS

         During the first quarter of 2003, there were 58,663 options exercised. The total stock options outstanding were 1,043,757 at March 31, 2003 with exercise prices ranging between $5.42 and $14.90 and expiration dates between 2006 and 2012.

NOTE 5 - ISSUANCE OF TRUST PREFERRED SECURITIES

         In May 2000, the Company formed MBHI Capital Trust I (the "Trust"). The Trust is a statutory business trust formed under the laws of the State of Delaware and is wholly owned by the Company. In June 2000, the Trust issued 10% preferred securities with an aggregate liquidation amount of $20.0 million ($25 per preferred security) to third-party investors in an underwritten public offering. The Company also issued 10% junior subordinated debentures aggregating $20.0 million to the Trust. The junior subordinated debentures are the sole assets of the Trust. The junior subordinated debentures and the preferred securities pay interest and dividends, respectively, on a quarterly basis. The junior subordinated debentures will mature on June 7, 2030, at which time the preferred securities must be redeemed. The junior subordinated debentures and preferred securities can be redeemed contemporaneously, in whole or in part, beginning June 7, 2005 at a redemption price of $25 per preferred security. The Company has provided a full, irrevocable, and unconditional guarantee on a subordinated basis of the obligations of the Trust under the preferred securities in the event of the occurrence of an event of default, as defined in such guarantee. Debt issuance costs totaling $270,000 and underwriting fees of $700,000 were capitalized related to the offering and are being amortized over the estimated life of the junior subordinated debentures.

         In October 2002, the Company formed MBHI Capital Trust II (the "Trust II"), a statutory trust formed under the laws of the State of Delaware and a wholly owned financing subsidiary of the Company. In October 2002, Trust II issued $15.0 million in aggregate liquidation amount of trust preferred securities in a private placement offering. Simultaneously with the issuance of the trust preferred securities by Trust II, the Company issued an equivalent amount of junior subordinated debentures to Trust II. The junior subordinated debentures are the sole assets of Trust II. The junior subordinated debentures and the trust preferred securities pay distributions and dividends, respectively, on a quarterly basis, which are included in interest expense. The interest rate payable on the debentures and the trust preferred securities resets quarterly, and is equal to LIBOR plus 3.45% (4.79% at March 31, 2003), provided that this rate cannot exceed 12.5% through the interest payment date in November 2007. The junior subordinated debentures will mature on November 7, 2032, at which time the preferred securities must be redeemed. The Company has provided a full, irrevocable, and unconditional guarantee on a subordinated basis of the obligations of Trust II under the preferred securities as set forth in such guarantee agreement. Debt issuance costs totaling $25,000 and underwriting fees of $45,000 were capitalized related to the offering and are being amortized over the estimated life of the junior subordinated debentures.

NOTE 6 - DERIVATIVE INSTRUMENTS

         As of March 31, 2003, the Company has entered into various interest rate swap transactions, which result in the Company converting $67.5 million of its Federal Home Loan Bank Advance fixed rate debt to floating rate debt. The swap transactions require payment of interest by the Company at a rate equal to the three-month LIBOR plus a spread and, in turn, the Company receives a fixed rate. The Company has documented these to be fair value hedges qualifying for the shortcut method of accounting.

         Summary information about interest rate swaps at March 31 are as follows:


                                                            2003               2002
                                                        -----------       ------------
         (Dollars in thousands)
              Notional amounts                          $    67,500       $    20,000
              Weighted average fixed rates received            5.91%             4.59%
              Weighted average variable rates paid             3.74              1.87
              Weighted average maturity                  7.00 years        3.41 years
              Fair value                                $     1,296       $     3,046

         The Company has also bought and sold various put and call options with terms less than 90 days on mortgage-backed securities. These are stand-alone derivatives that are carried at their estimated fair value with the corresponding gain or loss recorded in option income. The outstanding amounts at March 31 are as follows:


                                                            2003               2002
                                                        -----------       ------------

         (Dollars in thousands)
              Notional amounts                          $   120,000       $         -
              Weighted average maturity                     66 days                 -
              Fair value                                $     2,019       $         -

         In August 2002, the Company entered into a credit derivative transaction with a notional amount of $20 million for a term of five years, maturing August 30, 2007. The credit swap has a credit rating of Aa2/AA by Moody's and Standard and Poors. In November 2002, the Company entered a credit derivative transaction with a notional amount of $30 million for a term of five years, maturing November 27, 2007. The credit swap has a credit rating of Aa1/AAA by Moody's and Standard and Poors. The notional amount, which is the Company's maximum credit risk, represents the maximum accounting loss that could be recognized at the reporting date if actual defaults exceeded certain thresholds. These are stand-alone derivatives with changes in the market value charged or credited to earnings on a quarterly basis. The Company receives fee income quarterly (1.25% of the notional amount on an annual basis) to cover potential credit losses in the event that actual defaults incurred by each underlying instrument exceed certain thresholds. On inception date, the Company received 1% of the notional amount as payment for entering into each contract. There has been no material change in the fair value of $500,000 since the Company entered into these credit derivatives. In both transactions, the underlying asset-backed security is $1 billion and is diversified amongst 100 companies.

NOTE 7 - STOCK COMPENSATION

         Employee compensation expense under stock options is reported using the intrinsic value method. No stock-based compensation cost is reflected in net income, as all options granted had an exercise price equal to or greater than the market price of the underlying common stock at date of grant. The following table illustrates the effect on net income and earnings per share if expense was measured using the fair value recognition provisions of FASB Statement No. 123, "Accounting for Stock-Based Compensation."

                                                         2003            2002
                                                         ----            ----

     Net income as reported                              $6,394         $6,313
     Deduct: stock-based compensation expense
       determined under fair value based method              75             80
                                                         ------         ------

     Pro forma net income                                $6,319         $6,233
                                                         ======         ======

     BASIC EARNINGS PER SHARE AS REPORTED                $ 0.36         $ 0.39
     Pro forma basic earnings per share                    0.36           0.39

     DILUTED EARNINGS PER SHARE AS REPORTED              $ 0.35         $ 0.39
     Pro forma diluted earnings per share                  0.35           0.38

NOTE 8 - PENDING MERGER

         On November 1, 2002, the Company entered into an agreement with CoVest Bancshares, Inc. ("CoVest") and its subsidiary, CoVest Bank N.A. which provides for the acquisition of CoVest by the Company in a cash and stock merger transaction. On May 14, 2003, the Company announced that its pending merger with CoVest will not close prior to June 30, 2003. Regulatory approvals necessary to complete the transaction have not yet been received. As previously announced, the Company is currently working to address certain risk management issues raised in its recent regulatory examination. CoVest and the Company are in negotiations to modify their definitive merger agreement to amend its terms and extend its expiration. These negotiations are ongoing, though there can be no assurance that the companies will reach agreement on any such modification. The Company has capitalized costs of $425,000 as of March 31, 2003 related to this transaction.

         NOTE 9 _ RECENT DEVELOPMENTS

         For a discussion of recent developments regarding the Company, please see the "Recent Developments" section of Management's Discussion and Analysis of Financial Condition and Results of Operations included in this report beginning on page 13.

NOTE 10 - RECENT ACCOUNTING PRONOUCEMENTS

         Guarantees: The Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an interpretation of FASB Statement Nos. 5, 57 and 107 and Rescission of FASB Interpretation No. 34. This interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing certain guarantees. The initial recognition and measurement provisions of the Interpretation are applicable on a prospective basis to guarantees issued or modified after December 15, 2002. The adoption of the provisions of this Interpretation did not have a material impact on the Company's consolidated financial statements during the quarter ended March 31, 2003.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
           RESULTS OF OPERATIONS

RECENT DEVELOPMENTS

         As previously reported by the Company, on March 5, 2003, the Company received a joint letter from the Federal Reserve Bank of Chicago (the "Federal Reserve") and the Illinois Office of Banks and Real Estate (the "OBRE") regarding additional loan classifications and provisions for loan losses that, based on their review of certain loans, the regulators determined should be made by one of the Company's subsidiary banks, Midwest Bank and Trust Company (the "Bank"). The loans reviewed consisted of a series of loans to an individual borrower and certain affiliated companies that were outstanding as of September 30, 2002 and December 31, 2002. The loans were secured by receivables and other collateral of other affiliated companies. The individual was indicted in March 2003 on certain criminal charges. None of the activities covered by the indictment involves the Bank. Two of the borrower's affiliated companies (the "Affiliated Companies") that provided collateral for the loans are the subject of pending voluntary bankruptcy proceedings initiated under Chapter 11 of the United States Bankruptcy Code in July 2002. The total credit relationship to this borrower consisted of loans with an aggregate outstanding principal balance of $19.6 million as of December 31, 2002.

         In assessing the adequacy of its allowance for loan losses on a quarterly basis, management considers a number of factors including, among other things, regulatory review of its loan portfolio. The Federal Reserve and the OBRE concluded that the loans described above should be classified as nonaccrual loans as of September 30, 2002 and December 31, 2002, due to the regulators' assessment that the ultimate collectibility of the loans as of the end of the third and fourth quarters was "doubtful". As a result of further communications with the Federal Reserve and OBRE through early April 2003, and additional internal analysis of available information, the Company reclassified the $19.6 million of loans as nonaccrual loans as of September 30, 2002. The Company filed an amended Form 10-Q on April 16, 2003, to reflect the reclassification and to restate its interim financial statements for the period ended September 30, 2002, to record an additional loan loss provision consistent with its loan loss reserve methodology in the amount of $9.8 million and to reverse $226,000 of accrued interest income. The net effect on net income, after income taxes, was a $6.0 million reduction in previously reported net income for the third quarter of 2002.

         Also, as a result of the regulatory loan review of the loans previously identified and certain other unrelated commercial loans reviewed by the regulators in March 2003, and the receipt of a supplemental letter received on April 10, 2003, the Company determined to place approximately $5.1 million of additional commercial loans on nonaccrual as of December 31, 2002, and to charge off approximately $5.8 million in commercial loans reclassified as loss, including $4.7 million of the loans classified as nonaccrual as of September 30, 2002. The additional nonaccrual classification related to two separate loan relationships totaling $9.8 million. The Company had previously classified these loans as substandard. One loan relationship represents $8.3 million of the $9.8 million of nonaccrual loans. This loan relationship is secured by the borrower's residence and various business assets and business interests. The Company recorded an additional provision to the allowance for loan losses of $4.9 million relating to these loans and reversed $811,000 of interest income previously recorded during the fourth quarter, of which $390,000 was applied to principal, with an after-tax effect on previously reported fourth quarter earnings of $3.4 million.

         The aggregate after-tax effect of the recent loan reclassifications and related financial statement adjustments on previously reported unaudited earnings for 2002 was $9.5 million. As of December 31, 2002, total non-performing loans were $31.5 million, or 2.78% of total loans, an increase of $23.7 million from previously reported year end levels. The allowance for loan losses as of December 31, 2002, was $20.8 million, or 1.83% of total loans and 65.8% of non-performing loans as of that date. As of March 31, 2003, total non-performing loans were $20.8 million, or 1.83% of total loans, a decrease of $10.8 million from previously reported year end levels. The allowance for loan losses as of March 31, 2003, was $15.1 million, or 1.33% of total loans and 72.4% of non-performing loans as of that date.

         On March 26, 2003, the Bank received proceeds of approximately $13.3 million from the nonrecourse sale of two of the three loans reclassified as nonaccrual as of September 30, 2002 to a newly formed entity that will be the sole owner of the Affiliated Companies following the emergence of these companies from bankruptcy. The purchase price for the portion of the loans sold was equal to the stated principal amount of $10.8 million as of September 30, 2002, $1.7 million of additional financing as of December 31, 2002, plus accrued interest and late charges. The purchaser of the loans is indirectly owned 50% by current management officials of the Affiliated Companies, and 50% by 400 VC, LLC ("400 VC"), an entity owned by the adult son of Leon Wolin, a director of the Company, the adult son of Leroy Rosasco, a director of the Company and Angelo DiPaolo, a director of the Company. E.V. Silveri, Chairman of the Board of the Company, is managing member of 400 VC. Pursuant to an agreement with 400 VC and its present owners, Mr. Silveri and Brad Luecke, President and Chief Executive Officer of the Company, will acquire equity ownership interests in 400 VC in the near future. The funds used by the purchaser to purchase the identified credits from the Bank were borrowed from 400 VC. 400 VC obtained those funds from the proceeds of loans extended by an unrelated financial institution to 400 VC and Mr. Silveri ($3,000,000), Mr. Luecke ($3,000,000), Michael Wolin ($1,500,000),
Angelo DiPaolo ($2,000,000) and Lee Paul Rosasco ($4,000,000), as co-borrowers. Subject to approval of a proposed plan of reorganization with respect to the Affiliated Companies, the Company does not currently anticipate any additional provisions relating to its loans to this borrower.

         As discussed above, on March 26, 2003, the Bank received proceeds of approximately $13.3 million in connection with the sale of these loans, which consisted of $12.5 million of the loan principal balance, $750,000 for the letter of credit and $67,000 of accrued interest and late charges. As a result, the Bank recognized a $4.0 million after-tax capital contribution as a result of the sale of these loans to the related parties. As of December 31, 2002, $6.3 million of the $12.5 million outstanding principal amount of these loans was considered impaired.

         A plan of reorganization was submitted to the bankruptcy court on March 27, 2003, and a hearing on the plan is scheduled for June 23, 2003. Effectiveness of the plan of reorganization is dependent upon, among other things, the purchaser of the loans from the Bank obtaining additional credit in the amount of $8 million to fund the payment of certain additional indebtedness of the Affiliated Companies. During March 2003, the Board of Directors of the Bank considered and approved a proposal for extension of such credit, but management of the Bank has indicated that no commitment to extend such credit has been issued and that the Bank presently has no plans to extend such credit. In an April 10, 2003 letter to the Company, the Federal Reserve and the OBRE indicated that they would require the Bank to reserve (which could be treated as an other expense for financial reporting purposes) as of March 31, 2003, on a dollar for dollar basis up to $8 million, if the Bank had issued a commitment to extend such loan or if representations had been made to the bankruptcy court of the Bank's willingness to provide credit to fund a plan of reorganization for the borrowers. The Company is presently in discussions with the Federal Reserve and OBRE concerning this matter. Since, the bank has not issued a commitment to extend such credit and presently has no plans to do so, no reserve has been established by the Company relating to this matter.

         On March 3, 2003, the Federal Reserve and the OBRE commenced a regularly scheduled examination of the Company's banking subsidiaries which has not yet been completed. The examination included, among other items, a review of the Company's over-all risk management, lending and credit review practices. The regulators have completed their onsite review and, based upon preliminary discussions with the regulators, the Company expects some form of informal or formal regulatory action will be taken. The Company expects to receive the written examination report later in the second quarter.

         On May 14, 2003, the Company announced that its pending merger with CoVest Bancshares, Inc. will not close prior to June 30, 2003. Regulatory approvals necessary to complete the transaction have not yet been received. As previously announced, the Company is currently working to address certain risk management issues raised in its recent regulatory examination. CoVest and the Company are in negotiations to modify their definitive merger agreement to amend its terms and extend its expiration beyond the June 30, 2003 termination date. These negotiations are ongoing, though there can be no assurance that the companies will reach agreement on any such modification.

         The following discussion and analysis is intended as a review of significant factors affecting the financial condition and results of operations of the Company for the periods indicated. The discussion should be read in conjunction with the unaudited Consolidated Financial Statements and the Notes thereto presented herein. In addition to historical information, the following Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements that involve risks and uncertainties. The Company's actual results could differ significantly from those anticipated in these forward-looking statements as a result of certain factors discussed in this report.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

         The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. By their nature, changes in these assumptions and estimates could significantly affect the Company's financial position or results of operations. Actual results could differ from those estimates. Discussed below are those critical accounting policies that are of particular significance to the Company.

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

                   RESULTS OF OPERATIONS - THREE MONTHS ENDED
                             MARCH 31, 2003 AND 2002

         Consolidated net income for the first quarter of 2003 was $6.4 million, or $0.36 and $0.35 per basic and diluted share, respectively, a 1.3% increase compared to $6.3 million, or $0.39 per basic and diluted share, for the first quarter of 2002. Basic and diluted earnings per share for the three months ended March 31, 2003 were 7.7% and 10.3%, respectively, lower than for the comparable period in 2002 primarily as a result of the increase in the total number of shares outstanding as a result of 1,599,088 shares being issued in the acquisition of Big Foot Financial Corporation ("BFFC") in January 2003.

         Net interest income increased 14.4% to $17.0 million in the first quarter of 2003 compared to $14.8 million in the first quarter of 2002. Excluding gains on securities and trading account profits, other income increased 47.9% to $4.0 million in the first quarter of 2003 compared to $2.7 million in the first quarter of 2002. Other expenses increased 31.5% to $10.8 million in the first quarter of 2003 compared to $8.2 million in the first quarter of 2002.

Net Interest Income
-------------------

         Net interest income is the difference between interest income and fees on earning assets and interest expense on deposits and borrowings. Net interest margin represents net interest income on a tax equivalent basis as a percentage of average earning assets during the period. Net interest margin reflects the spread between average yields earned on interest earning assets and the average rates paid on interest bearing deposits and borrowings.

         Net interest income was $17.0 million and $14.8 million during the three months ended March 31, 2003 and 2002, respectively, an increase of 14.4%. Net interest income increased because the decrease in average rates paid on deposits and borrowings was greater than the decrease in the yields on earning assets.

         The net interest margin improved to 3.45% in the first quarter 2003 compared to 3.15% in the fourth quarter of 2002 but was lower than the 3.59% in the first quarter of 2002. A changing interest rate environment has an effect on net interest margin. A large portion of the loan portfolio is based on floating interest rates and will likely reprice faster than deposits and floating rate borrowings. The improvement in net interest margin compared to the fourth quarter 2002 is primarily attributable to continued reductions in the rate paid on interest bearing liabilities, which more than offset lower interest earning asset yields in a modestly lower rate environment. For the remainder of 2003, the Company expects its net interest margin to improve if market interest rates increase relative to 2002 levels. Alternatively, if market interest rates decrease, net interest margin is expected to continue to experience pressure.

         The average loan yield was 6.72% during the first quarter of 2003, a decrease of 3.9% from 6.99% during the comparable period in 2002. Average loan balances increased $192.6 million, or 18.8%, to $1.2 billion during the first quarter of 2003 from $1.0 billion during the first quarter of 2002.

         Yields on securities were 4.96%, a decrease of 20.3% from 6.22% during the comparable period in 2002. A decrease in mortgage rates sparked an increase in mortgage refinancing which accelerated the prepayment speeds of the Company's mortgage-backed securities and increased amortization expense for these bonds.

         Yields on earning assets decreased 10.2% to 5.96% during the first quarter of 2003 compared to 6.64% for the first quarter of 2002. Average earning assets, however, increased to $2.1 billion for the three months ended March 31, 2003 from $1.7 billion during the first quarter of 2002. The decrease in yields on earning assets was offset by a decrease of 17.9% in average rates paid on deposits and borrowings. Average rates on deposits decreased 23.2% to 2.32% for the three months ended March 31, 2003 from 3.02% for the comparable period in 2002. Average rates on borrowings were 3.96% for the first quarter of 2003 compared to 4.26% in the comparable period in 2002.

         The net interest margin calculation for the three months ended March 31, 2003 and 2002 is shown below (net interest income and average rate on non-taxable securities and loans are reflected on a tax equivalent basis, assuming a 35% tax rate for 2003 and 2002 and adjusted for the dividends received deduction where applicable):

                                                        2003                                   2002
                                         -------------------------------------------------------------------------
                                         AVERAGE                   AVERAGE      AVERAGE                      AVERAGE
                                         BALANCE     INTEREST       RATE        BALANCE     INTEREST          RATE
                                         -------     --------      -------      -------     --------         -------
                                                                 (DOLLARS IN THOUSANDS)

INTEREST-EARNING ASSETS
-----------------------

 Federal funds sold                     $   17,833    $        49        1.10%  $    7,871   $       30        1.52%

 Securities taxable                        767,720          9,166        4.78      658,992       10,202        6.19
 Securities tax-exempt (1)                  72,548          1,223        6.74       34,987          595        6.80
 Commercial loans(1) (3)                   235,157          3,606        6.13      226,317        3,550        6.27
 Commercial real estate loans(1)(3)(4)     725,461         12,334        6.80      629,426       11,297        7.18
 Agricultural loans(1)(3)                   57,661            903        6.26       49,670          874        7.04
 Consumer real estate loans(1)(3)(4)       187,709          3,395        7.23      108,842        1,943        7.14
 Consumer installment loans(1)(3)           13,785            279        8.10       12,886          287        8.91
                                        ----------    -----------               ----------   ----------

Total interest-earning assets           $2,077,874    $    30,955        5.96%  $1,728,991   $   28,778        6.64%
                                        ==========    ===========               ==========   ==========

INTEREST-BEARING LIABILITIES
----------------------------

 Interest-bearing demand deposits       $  157,896    $       481        1.22%  $  135,315   $      516        1.53%
 Money-market demand deposits
   And savings deposits                    317,652          1,003        1.26      261,136        1,096        1.68
 Time deposits less than $100,000          682,247          5,144        3.02      528,235        5,154        3.90
 Time deposits greater than $100,000       143,384            911        2.54      130,234        1,098        3.37
 Public funds                               73,726            486        2.64       80,096          712        3.56
 Federal funds purchased
   And repurchase agreements               212,820          1,461        2.75      170,402          943        2.21
 FHLB advances                             251,767          2,847        4.50      241,411        3,303        5.47
 Notes payable and other borrowings         39,933            683        6.84       26,833          428        6.38
                                        ----------    -----------               ----------   ----------

Total interest-bearing liabilities      $1,879,425    $    13,016        2.76%  $1,573,662   $   13,250        3.36%
                                        ==========    ===========               ==========   ==========
 Net Interest Income(1)                               $    17,939        3.20%               $   15,528        3.28%
                                                      ===========                            ==========
 Net Interest Margin(1)                                                  3.45%                                 3.59%

 Net Interest Income(2)                               $    16,966                            $   14,833
                                                      ===========                            ==========

 Net Interest Margin(2)                                                  3.27%                                 3.43%

(1) Adjusted for 35% tax rate in 2003 and 2002 and adjusted for the dividends-received deduction where applicable.
(2) Not adjusted for 35% tax rate in 2003 and 2002 or for the dividends-received deduction.
(3) Nonaccrual loans are included in the average balance, however these loans are not earning any interest.
(4)      Loan fees are included in interest columns.

Other Income
------------

         Other income, excluding securities gains and trading account profits, was $4.0 million for the three months ended March 31, 2003, an increase of $1.3 million, or 47.9%, over the comparable period in 2002. The other income to average assets ratio was 0.73% for the three months ended March 31, 2003 compared to 0.60% for the same period in 2002. The increase in other income was due to the increases in service charges on deposits, option fee income, mortgage loan origination fees, and other non-interest income.

         Service charges and fees increased 12.3%, or $161,000, to $1.5 million in the first quarter of 2003 from $1.3 million in the first quarter of 2002. Service charges and fees include service charges on deposit accounts, which are expected to increase with future deposit growth within our existing markets as well as the increase in deposits as a result of the acquisition of BFFC.

         Insurance and investment brokerage commissions increased 213.7%, or $312,000, from $146,000 for the first quarter of 2002 to $458,000 for the first quarter of 2003. This increase is due to the increased investment brokerage activities through Midwest Financial and Investment Services, Inc., the Company's subsidiary, which provides securities brokerage services to both bank and non-bank customers. The Company anticipates that investment brokerage commissions will increase in the future through this subsidiary.

         Mortgage loan origination fees increased 102.8% to $288,000 during the first quarter of 2003 from $142,000 from the comparable period in 2002. The increase is due in large part to the decline in mortgage rates and increased refinancing activity. The Company places most mortgages originated into the secondary market. If market rates of interest remain relatively stable or increase during the remainder of 2003, the Company expects a slowdown in refinancing activity.

         Trust income decreased 9.4%, or $14,000, to $135,000 for the first quarter of 2003 compared to $149,000 for the comparable period in 2002.

         The Company manages its securities available-for-sale portfolio and trading account portfolio on a total return basis. In this respect, management regularly reviews the performance of its securities and sells specific securities to provide opportunities to enhance net interest income and net interest margin, and when possible it will recognize gains on the sale of securities. The Company has a long history of managing its securities in this manner. Trading account profits result from trading strategies that are utilized to supplement narrowing bond yields during periods of interest rate volatility. There were no trading account profits for the three months ended March 31, 2003 compared to profits of $345,000 during the first quarter of 2002. Sales of securities available-for-sale resulted in net gains of $102,000 in the first quarter of 2003 compared to $537,000 for the comparable period in 2002. Securities available-for-sale are held in a manner which allows for their sale in response to changes in interest rates, liquidity needs, or significant prepayment risk. The Company looks for opportunities to enhance its revenues by purchasing and/or selling as deemed appropriate by management.

         Periodically, the Company has bought or sold various covered put and call options, with terms less than 90 days, on mortgage-backed securities. These covered options have either expired or have been exercised, and the associated income or expense has been recognized in the corresponding period. Option income increased $465,000, or 87.4%, for the first quarter of 2003 compared to the $532,000 for the three months ended March 31, 2003. See Note 6 to the unaudited consolidated financial statements.

Other Expenses
--------------

         Total other expenses increased 31.5%, or $2.6 million, to $10.8 million during the first quarter of 2003 compared to $8.2 million for the comparable period in 2002. The other expenses to average assets ratio was 2.00% for the three months ended March 31, 2003 compared to 1.83% for the same period in 2002. The efficiency ratio was 48.45% for the three months ended March 31, 2003 compared to 44.63% for the same period in 2002. The efficiency ratio is equal to other expense divided by the sum of net interest income on a tax equivalent basis plus other income. Please refer to the table on page 19 for a presentation of net interest income and net interest income on a tax equivalent basis.

         Salary and benefit expenses increased 21.1%, or $1.1 million, to $6.1 million for the first quarter of 2003 compared to $5.0 million for the comparable period in 2002. The number of full-time equivalent employees was 429 at March 31, 2003 compared to 377 as of March 31, 2002; 36 full-time equivalent employees were added through the acquisition of BFFC. Increased full-time staff positions, enhanced benefit programs, and increased health insurance costs have resulted in the increase in salaries and employee benefits.

         Occupancy expenses increased $604,000, or 52.2%, to $1.8 million during the first quarter of 2003 compared to $1.2 million for the comparable period in 2002. This increase is reflects the addition of the three branches acquired as a result of the BFFC acquisition.

         Expenses, other than salary and employee benefits and occupancy, increased $928,000, or 45.4%, to $3.0 million in the first quarter of 2003 from $2.0 million for the comparable period in 2002. Nonrecurring expenses due to problem loans (see "Recent Developments") reflected in the first quarter of 2003 include $312,000, $60,000, and $18,000 in consulting, legal, and auditing fees, respectively.

Income Taxes
------------

         The Company recorded income tax expense of $2.9 million, or 30.9% of income, and $3.2 million, or 33.8% of income, for the quarters ended March 31, 2003 and 2002, respectively. The decrease in income tax expense was due to the impact of a new regulation issued by the Illinois Department of Revenue related to apportionment of business income of financial organizations as well as the implementation of various other tax planning strategies.

FINANCIAL CONDITION
-------------------

Loans
-----

         Total loans decreased $315,000, or 0.03%, to $1.1 billion at March 31, 2003 from $1.1 billion at December 31, 2002. Commercial loans increased $6.5 million, or 2.8%, to $236.2 million at March 31, 2003 compared to $229.8 million at December 31, 2002. Commercial real estate loans decreased 1.7%, or $12.3 million, to $717.6 million at March 31, 2003 from $729.9 million at December 31, 2002. Agricultural loans decreased 2.8%, or $1.6 million, to $55.8 million at March 31, 2003 from $57.4 million at December 31, 2002.

         Consumer real estate loans increased $7.9 million, or 7.5%, to $113.3 million at March 31, 2003 from $105.4 million at December 31, 2002. Consumer loans decreased $750,000, or 5.3%, to $13.5 million at March 31, 2003 compared to $14.3 million at December 31, 2002. $154.0 million of loans were acquired due to the acquisition of BFFC in January 2003. $141.9 million of those loans were sold along with servicing during the first quarter of 2003, with no gain or loss recognized.

         Most residential mortgage loans the Company originates are sold in the secondary market. At any point in time, loans will be at various stages of the mortgage banking process. Included as part of consumer real estate loans are loans held for sale, which were $4.9 million at December 31, 2002 and $4.5 million at March 31, 2003. The carrying value of these loans approximated their market value at that time.


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

         Following is a summary of changes in the allowance for loan losses for the three months ended March 31:

                                                        2003              2002
                                                        ----              ----
                                                        (DOLLARS IN THOUSANDS)

 Balance, January 1                                 $   20,754      $   10,135
 Balance from acquisition                                  300               -
 Adjustment for loan payoff by related parties (1)      (6,685)              -
 Provision charged to operations                           990             662
 Loans charged off                                        (325)           (264)
 Recoveries                                                 29              95
                                                    ----------      ----------

 Balance, March 31                                  $   15,063      $   10,628
                                                    ==========      ==========

       Adjustment made following the March 26, 2003 receipt of $13.3 million of proceeds relating to the sale of certain loans ,of which $12.5 million was applied to outstanding principal, $750,000 for the letter of credit, and $67,000 applied to interest income and late charges. See "Recent Developments" beginning on page 13.

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

         The Company's provision for loan losses was $990,000 for the first quarter of 2003 compared to $662,000 for the similar period in 2002.

         The allowance for loan losses as a percentage of total loans was 1.33% as of March 31, 2003 and 1.83% at December 31, 2002. See "Recent Developments" beginning on page 14.

Nonaccrual and Nonperforming Loans
----------------------------------

         Nonaccrual loans decreased $10.2 million to $18.8 million at March 31, 2003 from $29.0 million at December 31, 2002. On March 26, 2003, $12.5 million of nonaccrual loans were sold. See "Recent Developments" beginning on page 14 for further discussion.

         Nonperforming loans include nonaccrual loans and accruing loans which are 90 days or more delinquent. Typically, these loans have adequate collateral protection or personal guaranties to provide a source of repayment to the bank. Nonperforming loans were $20.8 million at March 31, 2003 compared to $31.5 million at December 31, 2002. See "Recent Developments" beginning on page 14 for further discussion.

         The following table sets forth information on the Company's nonperforming loans and other nonperforming assets as of the indicated dates.

                                            MARCH 31, 2003    DECEMBER 31, 2002
                                            --------------    -----------------
                                                  (DOLLARS IN THOUSANDS)
    Nonaccrual and impaired loans
      not accruing                           $    18,790        $    29,035
    Impaired and other loans 90 days
      past due and accruing                        2,005              2,514
                                             -----------        -----------
       Total nonperforming loans                  20,795             31,549
    Other real estate                                528                533
                                             -----------        -----------

       Total nonperforming assets            $    21,323        $    32,082
                                             ===========        ===========

    Total nonperforming loans to
      total loans                                   1.83%              2.78%
    Total nonperforming assets to
      total loans and other real estate             1.88               2.82
    Total nonperforming assets to
      total assets                                  0.96               1.60
    Allowance to nonperforming loans                0.72x              0.66x

         The Company utilizes an internal asset classification system as a means of reporting problem and potential problem assets. At each scheduled bank Board of Directors meeting, a watch list is presented, showing significant loan relationships listed as Special Mention, Substandard, and Doubtful. An asset is classified Substandard if it is inadequately protected by the current net worth and paying capacity of the obligor or the collateral pledged, if any.

Assets classified as Doubtful have all the weaknesses inherent in those classified Substandard with the added characteristic that the weaknesses present make collection or liquidation in full, on the basis of currently existing facts, conditions and values, highly questionable and improbable. Assets classified as Loss are those considered uncollectible and viewed as non-bankable assets and have been charged off. Assets that do not currently expose the Company to sufficient risk to warrant classification in one of the aforementioned categories, but possess weaknesses that may or may not be within the control of the customer, are deemed to be Special Mention.

         The Company's determination as to the classification of its assets and the amount of its valuation allowances is subject to review in the course of regulatory examinations by the Banks' primary regulators, which can order the establishment of additional general or specific loss allowances. There can be no assurance that regulators, in reviewing the Company's loan portfolio, will not request the Company to materially increase its allowance for loan losses. Although management believes that adequate specific and general loan loss allowances have been established, actual losses are dependent upon future events and, as such, further additions to the level of specific and general loan loss allowances may become necessary.

         Potential problem loans are loans included on the watch list presented to the Board of Directors that do not meet the definition of a nonperforming loan, but where known information about possible credit problems of borrowers causes management to have serious doubts as to the ability of such borrowers to comply with present loan repayment terms. At March 31, 2003, Special Mention, substandard, and doubtful classifications were $11.5 million, $26.2 millions and $2.7 million, respectively. Total classifications include those loans that have been adversely classified by bank examiners and the Company's internal loan review department. The Company's allowance for loan losses is considered by management to be adequate at March 31, 2003.

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

         Securities available-for-sale are carried at fair value, with related unrealized net gains or losses, net of deferred income taxes, recorded as an adjustment to equity capital. At March 31, 2003, unrealized gains, net of taxes on securities available-for-sale, were $7.6 million compared to $7.1 million at December 31, 2002. The increase in net unrealized gains on securities available-for-sale resulted in a $424,000 increase in book equity.

         Securities available-for-sale increased to $839.4 million at March 31, 2003 from $651.9 million at December 31, 2002. U.S. government agency mortgage-backed securities decreased 9.9%, or $48.9 million, from $495.6 million at December 31, 2002 to $446.7 million at

March 31, 2003. Equity securities increased $52.5 million from $59.4 million at December 31, 2002 to $111.9 million at March 31, 2003. Equity securities included capital securities of United States Agencies, bond-rated or credit equivalent community banks, and the Federal Home Loan Bank as well as Federal Reserve Bank stock at March 31, 2003. Obligations of state and political subdivisions increased $1.6 million to $55.1 million at March 31, 2003 from $56.7 million at December 31, 2002.

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

         Securities held-to-maturity decreased $14.3 million, or 12.1%, from $118.6 million at December 31, 2002 to $104.3 million at March 31, 2003. Under permissible provisions of FASB Statement No. 115, $3.4 million of mortgage-backed securities acquired through the acquisition of BFFC were reclassified from held-to-maturity to available-for-sale.

         There were no trading account securities held at March 31, 2003 or December 31, 2002. The Company holds trading account securities on a short-term basis based on market and liquidity conditions.

Other Assets
------------

         The Company's investment in bank-owned life insurance ("BOLI") increased by $3.6 million; $3.3 million was acquired through the acquisition of BFFC and the cash surrender value of the insurance increased by $257,000 at March 31, 2003. The BOLI is intended to provide funding for future employee benefit expense.

Deposits and Borrowed Funds
---------------------------

         Total deposits of $1.5 billion at March 31, 2003 represented an increase of $146.4 million, or 10.5%, from $1.4 billion at December 31, 2002. Non-interest-bearing deposits were $142.2 million at March 31, 2003, approximately $7.3 million higher than the $134.9 million level at December 31, 2002. Over the same period, interest-bearing deposits increased 11.1%, or $139.1 million. Certificates of deposit under $100,000 increased $90.9 million from December 31, 2002 to $705.2 million at March 31, 2003. The increase in total deposits attributed to the acquisition of BFFC is $137.9 million of which $8.9 million were non-interest bearing and $129.9 million were interest-bearing deposits.

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

         Federal Home Loan Bank advances were $256.0 million at March 31, 2003 and $219.5 million at December 31, 2002. As of result of the acquisition of BFFC, $33.0 million in FHLB advances were acquired. The weighted average rate for FHLB advances was 4.86% during the three months ended March 31, 2003, with a range of maturities on such advances between one and ten years.

         Borrowed funds at March 31, 2003 and December 31, 2002 are listed below:

                                                      2003              2002
                                                      ----              ----
                                                      (DOLLARS IN THOUSANDS)

Federal Home Loan Bank (FHLB) advances to
 bank subsidiaries                                 $   256,007       $   219,500
Revolving line of credit                                 5,000             2,000
                                                   -----------       -----------

 Total                                             $   261,007       $   221,500
                                                   ===========       ===========

         The Company has a credit agreement with a correspondent bank (the "Credit Agreement"), which provides the Company with a revolving line of credit with a maximum availability of $10.0 million and $25.0 million for March 31, 2003 and December 31, 2002, respectively. This revolving line of credit matures on January 30, 2004.

         Amounts outstanding under the Company's revolving line of credit represent borrowings incurred to provide capital contributions to the Banks to support their growth. The Company makes interest payments, at its option, at the 30-, 60-, 90-, or 180-day London Inter-Bank Offered Rate ("LIBOR") plus 20 basis points or the prime rate less 25 basis points.

         The revolving line of credit included the following covenants at March 31, 2003: (1) the banks must not have nonperforming assets in excess of 25% of Tier 1 capital plus the loan loss allowance; (2) the Company and each subsidiary bank must be considered well capitalized; (3) the Company must maintain consolidated tangible net worth (as defined in the credit agreement) of not less than $70 million; and (4) consolidated net income for the four previous quarters combined must be at least $5.5 million. The Company was in compliance with these covenants at March 31, 2003. On April 14, 2003, the Company obtained a waiver from the lender of its noncompliance at December 31, 2002 with the nonperforming asset covenant. At May 15, 2003, the Company had $5.0 million outstanding. As a condition to the grant of the waiver from the lender of its noncompliance at December 31, 2002 with the covenant regarding nonperforming assets, the lender has reduced the available line amount to $10.0 million and increased the interest rate on existing and future borrowings by 25 basis points.

         The Company also utilizes securities sold under repurchase agreements as a source of funds. Most local municipalities and some other organizations must have funds insured or collateralized as a matter of their own policies. Repurchase agreements provide a source of funds and do not increase the Company's reserve requirement. Although the balance of repurchase agreements is subject to variation, particularly seasonal variation, the account relationships represented by these balances are principally local and have been maintained for relatively long periods of time. The Company had $213.7 million in securities sold under repurchase agreements at March 31, 2003 compared to $185.1 at December 31, 2002. The Company had no federal funds purchased at March 31, 2003 compared to $20.8 million at December 31, 2002.

         The Company issued 10% junior subordinated debentures aggregating $20.0 million to

MBHI Capital Trust I, a wholly-owned subsidiary of the Company. The junior subordinated debentures pay interest on a quarterly basis and will mature on June 7, 2030. The junior subordinated debentures can be redeemed in whole or in part, beginning June 7, 2005.

         MBHI Capital Trust II ("Trust II") issued $15.0 million in aggregate liquidation amount of trust preferred securities in a private placement offering. Simultaneously with the issuance of the trust preferred securities by Trust II, the Company issued an equivalent amount of junior subordinated debentures to Trust II. The junior subordinated debentures are the sole assets of Trust II. The junior subordinated debentures and the trust preferred securities pay distributions and dividends, respectively, on a quarterly basis, which are included in interest expense. The interest rate payable on the debentures and the trust preferred securities resets quarterly, and is equal to LIBOR plus 3.45% (4.79% at March 31, 2003), provided that this rate cannot exceed 12.5% through the interest payment date in November 2007. The junior subordinated debentures will mature on November 7, 2032, at which time the preferred securities must be redeemed.

Capital Resources
-----------------

         Stockholders' equity increased $40.0 million, or 34.8%, from $115.0 million at December 31, 2002 to $155.0 million at March 31, 2003. The Company issued 1,599,088 shares of common stock due to the acquistion of BFFC. The purchase price for that acquisition totaled $30.4 million.

         The March 26, 2003 loan payoff, (See "Recent Developments" beginning on page 14 for further discussion), resulted in a capital contribution of $4.0 million, net of tax effect. The Company determined that this accounting treatment was appropriate due to the related party nature of the transaction. Midwest Bank and Trust Company ("MBTC") recognized a $4.0 million after tax capital contribution related to the proceeds received from the sale of these loans to these related parties. As of December 31, 2002, $6.3 million of the outstanding principal amount of $12.5 million was considered impaired. On March 26, 2003, MBTC received $13.3 million in proceeds from the sale of these loans, which consisted of the $12.5 million principal balance, $750,000 for the letter of credit, and $67,000 of accrued interest and late charges.

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

         The Company and each of the Banks were categorized as well capitalized as of March 31, 2003. Management is not aware of any conditions or events since the most recent regulatory notification that would change the Company's or the Banks' categories.

                             Capital levels and minimum required levels (dollars in thousands):

                                                                          AT MARCH 31, 2003
                                                  -----------------------------------------------------------------
                                                                         MINIMUM REQUIRED       MINIMUM REQUIRED
                                                       ACTUAL          FOR CAPITAL ADEQUACY  TO BE WELL CAPITALIZED
                                                  ------------------   --------------------  ----------------------
                                                  AMOUNT       RATIO      AMOUNT      RATIO     AMOUNT      RATIO
                                                  ------       -----      ------      -----     ------      -----
                                                                         (IN THOUSANDS)
 Total capital to risk-weighted assets
  Company                                       $  188,119     13.4%    $ 112,286     8.0%    $ 140,357      10.0%
  Midwest Bank and Trust Company                   164,136     13.0       100,585     8.0       125,731      10.0
  Midwest Bank of Western Illinois                  20,130     13.5        11,969     8.0        14,961      10.0

 Tier I capital to risk-weighted assets
  Company                                          172,677     12.3        56,143     4.0        84,214       6.0
  Midwest Bank and Trust Company                   150,090     11.9        50,293     4.0        75,439       6.0
  Midwest Bank of Western Illinois                  18,859     12.6         5,984     4.0         8,976       6.0

 Tier I capital to average assets
  Company                                          172,677      7.9        87,496     4.0       109,370       5.0
  Midwest Bank and Trust Company                   150,090      8.0        75,386     4.0        94,232       5.0
  Midwest Bank of Western Illinois                  18,859      6.7        11,304     4.0        14,130       5.0

                                                                        AT DECEMBER 31, 2002
                                                  -----------------------------------------------------------------
                                                                         MINIMUM REQUIRED       MINIMUM REQUIRED
                                                       ACTUAL          FOR CAPITAL ADEQUACY  TO BE WELL CAPITALIZED
                                                  ------------------   --------------------  ----------------------
                                                  AMOUNT       RATIO      AMOUNT      RATIO     AMOUNT      RATIO
                                                  ------       -----      ------      -----     ------      -----
                                                                         (IN THOUSANDS)
 Total capital to risk-weighted assets
  Company                                       $  154,740     11.7%    $ 105,876     8.0%    $ 132,245      10.0%
  Midwest Bank and Trust Company                   129,364     11.1        93,568     8.0       116,960      10.0
  Midwest Bank of Western Illinois                  19,615     13.2        11,871     8.0        14,838      10.0

 Tier I capital to risk-weighted assets
  Company                                          138,167     10.4        52,938     4.0        79,407       6.0
  Midwest Bank and Trust Company                   114,744      9.8        46,784     4.0        70,176       6.0
  Midwest Bank of Western Illinois                  18,400     12.4         5,935     4.0         8,903       6.0

 Tier I capital to average assets
  Company                                          138,197      7.0        78,872     4.0        98,590       5.0
  Midwest Bank and Trust Company                   114,744      6.8        67,472     4.0        84,341       5.0
  Midwest Bank of Western Illinois                  18,400      6.7        10,984     4.0        13,750       5.0

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

         Net cash inflows provided by operations were $3.7 million for the three months ended March 31, 2003 compared to inflows of $11.4 million for the comparable period in 2002. Net cash inflows from investing activities were $3.2 million in the first three months of 2003 compared to a net cash outflow of $88.4 million for the comparable period in 2002. Cash inflows from financing activities for the three months ended March 31, 2003 were $18.7 million compared to a net inflow of $76.7 million in the comparable period during 2002.

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

         Interest received net of interest paid was a principal source of operating cash inflows for the three months ended March 31, 2003 and March 31, 2002, respectively. Management of investing and financing activities and market conditions determines the level and the stability of net interest cash flows. Management's policy is to mitigate the impact of changes in market interest rates to the extent possible so that balance sheet growth is the principal determinant of growth in net interest cash flows.


                ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES
                                ABOUT MARKET RISK

Interest Rate Sensitivity Analysis
----------------------------------

         The Company's overall interest rate sensitivity is demonstrated by net interest income analysis. Net interest income analysis measures the change in net interest income in the event of hypothetical changes in interest rates. This analysis assesses the risk of change in net interest income in the event of sudden and sustained 1.0% to 2.0% increases and decreases in market interest rates. The table below presents the Company's projected changes in net interest income for the various rate shock levels at March 31, 2003.

                     AMOUNT               $ CHANGE                 % CHANGE
                     ------               --------                 --------
                                    (DOLLARS IN THOUSANDS)

 +200 bp        $    65,988             $    (4,206)                 (6.90)%
 +100 bp             67,134                  (1,944)                 (2.81)
  Base               69,077                       -                      -
 -100 bp             70,765                   1,687                   2.44

         As shown above, at March 31, 2003, the effect of an immediate 200 basis point increase in interest rates would decrease the Company's net interest income by 4.46%, or $3.1 million. The effect of an immediate 100 basis point reduction in rates would increase the Company's net interest income by 2.44%, or $1.7 million.

         The projected changes in the Company's net interest income for the various rate shock levels at December 31, 2002 were the following:

                     AMOUNT          $ CHANGE            % CHANGE
                     ------          --------            --------
                                 (DOLLARS IN THOUSANDS)

+200 bp         $    64,348      $    (2,137)             (3.21)%
+100 bp              64,487           (1,998)             (3.01)
 Base                66,485                -                  -
-100 bp              67,360              875               1.32

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

                        ITEM 4 - CONTROLS AND PROCEDURES

         As of the end of the period covered by this report, the Company's Chief Executive Officer and Chief Financial Officer carried out an evaluation, with the participation of other members of management as they deemed appropriate, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as contemplated by Exchange Act Rule 13a-14. Based upon, and as of the date of that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective, in all material respects, in timely alerting them to material information relating to the Company (and its consolidated subsidiaries) required to be included in the periodic reports the Company is required to file and submit to the SEC under the Exchange Act. While management concluded that its disclosure controls and procedures are adequate in all material respects for SEC reporting purposes, the Company is currently reviewing its policies and procedures regarding identification and classification of problem loans and its asset quality review process in an effort to avoid subsequent changes to previously reported financial results.

         There have been no significant changes to the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date that the internal controls were most recently evaluated nor were there identified any significant deficiencies or material weaknesses requiring corrective actions. The Company's management, including the Chief Executive Officer and the Chief Financial Officer, does not expect that its disclosure controls or its internal controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable assurance that the objectives of the control system are met. Further, the design of a control system will take into account resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, any system of controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; in addition, over time, controls may need to be changed in order to address changes in conditions, or other factors in order to remain effective. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected. However, the Company's management believes its system of controls provides reasonable assurances that the information required to be disclosed in the Company's Exchange Act reports is recorded, processed, summarized and reported within the time frames specified in the SEC's rules and forms. The Company is currently reviewing its asset quality review policies and procedures and may implement additional processes and controls to strengthen its risk management.

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

         None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

         The following exhibits are either filed as part of this report or are incorporated herein by reference:

3.1 Restated Certificate of Incorporation, as amended (incorporated by reference to Registrant's Registration Statement on Form S-1, Registration No. 333-42827).
3.2 Certificate of Amendment of Restated Certificate of Incorporation (incorporated by reference to Registrant's Form 10-Q for the quarter ended June 30, 2002, File No. 001-13735).
3.3 Restated By-laws, as amended (incorporated by reference to Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998, File No. 0-29652).
3.4 Amendment of Restated By-laws (incorporated by reference to Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2000, File No. 0-29598).
3.5 Certificate of Amendment of Restated By-laws (incorporated by reference to Registrant's Form 10-Q for the quarter ended September 30, 2002, File No. 001-13735).
4.1 Specimen Common Stock Certificate (incorporated by reference to Registrant's Registration Statement on Form S-1, Registration No. 333-42827).
4.2 Certain instruments defining the rights of the holders of long-term debt of the Company and certain of its subsidiaries, none of which authorize a total amount of indebtedness in excess of 10% of the total assets of the Company and its subsidiaries on a consolidated basis, have not been filed as Exhibits. The Company hereby agrees to furnish a copy of any of these agreements to the SEC upon request.
99.1 Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)      Reports on Form 8-K
         o Current Report on Form 8-K dated January 3, 2003, filed with the SEC on January 6, 2003.

         o Current Report on Form 8-K/A dated December 16, 2002, filed with the SEC on January 7, 2003.

         o Current Report on Form 8-K dated January 27, 2003, filed with the SEC on January 27, 2003.

         o Current Report on Form 8-K dated March 7, 2003, filed with the SEC on March 10, 2003.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:    May 15, 2003

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

Date:    May 15, 2003
      ----------------

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

Date:    May 15,2003
      ----------------

/s/ Daniel R. Kadolph
-------------------------------------------------
Daniel R. Kadolph
Senior Vice President and Chief Financial Officer

                                 Exhibit Index
                                 -------------

3.1 Restated Certificate of Incorporation, as amended (incorporated by reference to Registrant's Registration Statement on Form S-1, Registration No. 333-42827).
3.2 Certificate of Amendment of Restated Certificate of Incorporation (incorporated by reference to Registrant's Form 10-Q for the quarter ended June 30, 2002, File No. 001-13735).
3.3 Restated By-laws, as amended (incorporated by reference to Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998, File No. 0-29652).
3.4 Amendment of Restated By-laws (incorporated by reference to Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2000, File No. 0-29598).
3.5 Certificate of Amendment of Restated By-laws (incorporated by reference to Registrant's Form 10-Q for the quarter ended September 30, 2002, File No. 001-13735).
4.1 Specimen Common Stock Certificate (incorporated by reference to Registrant's Registration Statement on Form S-1, Registration No. 333-42827).
4.2 Certain instruments defining the rights of the holders of long-term debt of the Company and certain of its subsidiaries, none of which authorize a total amount of indebtedness in excess of 10% of the total assets of the Company and its subsidiaries on a consolidated basis, have not been filed as Exhibits. The Company hereby agrees to furnish a copy of any of these agreements to the SEC upon request.
99.1 Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.