Form 10-Q
period 2003-06-30
MIDWEST BANC HOLDINGS INC
filed 2003-07-31
CIK 1051379

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                    FORM 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
                  For the Quarterly Period ended June 30, 2003

                        Commission File Number: 001-13735

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


--------------------------------------------------------------------------------
         CLASS                                  OUTSTANDING AT JULY 30, 2003
--------------------------------------------------------------------------------
  Common, par value $.01                                17,799,968
--------------------------------------------------------------------------------

                           MIDWEST BANC HOLDINGS, INC.

                                    FORM 10-Q

                                TABLE OF CONTENTS


                                                                     Page Number
                                                                     -----------


                                     PART I

Item 1.   Financial Statements.............................................    1

Item 2.   Management's Discussion and Analysis of Financial Condition

            and Results of Operations......................................   16

Item 3.   Quantitative and Qualitative Disclosures about Market Risk.......   33

Item 4.   Controls and Procedures..........................................   34



                                     PART II

Item 1.   Legal Proceedings................................................   36

Item 2.   Changes in Securities and Use of Proceeds........................   36

Item 3.   Defaults Upon Senior Securities..................................   36

Item 4.   Submission of Matters to a Vote of Security Holders..............   36

Item 5.   Other Information................................................   36

Item 6.   Exhibits and Reports on Form 8-K.................................   36

Form 10-Q Signature Page...................................................   38

                           MIDWEST BANC HOLDINGS, INC.
                     CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                                 (IN THOUSANDS)

                                                        JUNE 30,    DECEMBER 31,
                                                          2003          2002
                                                          ----          ----
ASSETS
Cash and cash equivalents                            $    84,161    $    49,687
Securities available-for-sale                            950,833        651,873
Securities held-to-maturity                               85,996        118,620
Loans                                                  1,078,278      1,136,704
Allowance for loan losses                                (12,044)       (20,754)
                                                     ------------   -----------
    Net loans                                          1,066,234      1,115,950
Cash value of life insurance                              24,438         20,634
Premises and equipment, net                               27,771         18,999
Other real estate                                          1,723            533
Core deposit and other intangibles, net                    3,358            244
Goodwill                                                   6,212          4,360
Other assets                                              34,336         28,147
                                                     ------------   -----------

    Total assets                                     $ 2,285,062    $ 2,009,047
                                                     ===========    ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Deposits
    Non-interest-bearing                             $   148,478    $   134,858
    Interest-bearing                                   1,432,177      1,255,790
                                                     ------------   -----------
       Total deposits                                  1,580,655      1,390,648
Federal funds purchased                                    3,800         20,825
Securities sold under agreements to repurchase           193,092        185,057
Advances from the Federal Home Loan Bank                 258,594        219,500
Trust preferred securities                                35,000         35,000
Note payable                                               7,500          2,000
Due to broker                                             18,038         20,582
Other liabilities                                         28,515         20,484
                                                     ------------   -----------
    Total liabilities                                  2,125,194      1,894,096
                                                     ------------   -----------

STOCKHOLDERS' EQUITY
Preferred stock                                                -              -
Common stock                                                 187            171
Surplus                                                   64,078         29,366
Retained earnings                                         97,731         87,105
Accumulated other comprehensive income                     6,133          7,145
Treasury stock, at cost                                   (8,261)        (8,836)
                                                     ------------   -----------
    Total stockholders' equity                           159,868        114,951
                                                     ------------   -----------

       Total liabilities and stockholders' equity    $ 2,285,062    $ 2,009,047
                                                     ===========    ===========


     See accompanying notes to unaudited consolidated financial statements.

                           MIDWEST BANC HOLDINGS, INC.
                  CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                    THREE MONTHS ENDED JUNE 30, 2003 AND 2002
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                         2003            2002
                                                         ----            ----
INTEREST INCOME
Loans                                                 $    17,784    $    18,695
Securities
    Taxable                                                 8,979          9,561
    Exempt from federal income taxes                          795            605
Federal funds sold and other short-term investments            18             43
                                                      -----------    -----------
       Total interest income                               27,576         28,904

INTEREST EXPENSE
Deposits                                                    7,647          8,537
Federal funds purchased and securities sold
 under agreements to repurchase                             1,531          1,154
Advances from the Federal Home Loan Bank                    2,875          3,290
Note payable                                                   38             51
Trust preferred securities                                    658            374
                                                      -----------    -----------
       Total interest expense                              12,749         13,406
                                                      -----------    -----------
Net interest income                                        14,827         15,498

Provision for loan losses                                     755            815
                                                      -----------    -----------
Net interest income after provision for loan losses        14,072         14,683

OTHER INCOME
Service charges on deposits                                 1,434          1,403
Net gains on securities transactions                        2,701            757
Net trading account profits                                   130              3
Option income                                               2,019            122
Mortgage banking  fees                                        377             89
Insurance and brokerage commissions                           556            394
Trust income                                                  169            147
Increase in cash surrender value of life insurance            234            234
Other income                                                  319            174
                                                      -----------    -----------
    Total other income                                      7,939          3,323

OTHER EXPENSES
Salaries and employee benefits                              5,999          5,243
Occupancy and equipment                                     1,465          1,229
Professional services                                       1,279            615
Other expenses                                              1,929          1,377
                                                      -----------    -----------
    Total other expenses                                   10,672          8,464
                                                      -----------    -----------
Income before income taxes                                 11,339          9,542
Provision for income taxes                                  3,548          3,154

NET INCOME                                            $     7,791    $     6,388
                                                      ===========    ===========

Basic earnings per share                              $      0.44    $      0.40
                                                      ===========    ===========
Diluted earnings per share                            $      0.43    $      0.39
                                                      ===========    ===========

Cash dividend declared per common share               $      0.10    $      0.10
                                                      ===========    ===========


     See accompanying notes to unaudited consolidated financial statements.

                           MIDWEST BANC HOLDINGS, INC.
           CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
                    THREE MONTHS ENDED JUNE 30, 2003 AND 2002
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                            2003          2002
                                                            ----          ----

Net income                                               $  7,791      $  6,388

Net increase (decrease) in fair value of
  securities classified as available-for-sale,
  net of income taxes and reclassification adjustments     (1,436)        6,107
                                                         --------      -- -----

Comprehensive income                                     $  6,355      $ 12,495
                                                         ========      ========


     See accompanying notes to unaudited consolidated financial statements.

                           MIDWEST BANC HOLDINGS, INC.
                  CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                     SIX MONTHS ENDED JUNE 30, 2003 AND 2002
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                          2003           2002
                                                          ----           ----

INTEREST INCOME
Loans                                                $    38,184    $    36,540
Securities
    Taxable                                               17,718         19,382
    Exempt from federal income taxes                       1,589            991
Federal funds sold and other short-term investments           67             73
                                                     -----------    -----------
    Total interest income                                 57,558         56,986

INTEREST EXPENSE
Deposits                                                  15,672         17,113
Federal funds purchased and securities sold
   under agreements to repurchase                          2,992          2,097
Advances from the Federal Home Loan Bank                   5,722          6,593
Note payable                                                  74            104
Trust preferred securities                                 1,305            748
                                                     -----------    -----------
    Total interest expense                                25,765         26,655
                                                     -----------    -----------

Net interest income                                       31,793         30,331

Provision for loan losses                                  1,745          1,477
                                                     -----------    -----------

Net interest income after provision for loan losses       30,048         28,854

OTHER INCOME
Service charges on deposits                                2,901          2,709
Net gains on securities transactions                       2,803          1,295
Net trading account profits                                  130            348
Option income                                              3,016            654
Mortgage banking fees                                        665            231
Insurance and brokerage commissions                        1,014            540
Trust income                                                 304            295
Increase in cash surrender value of life insurance           491            468
Other income                                                 677            343
                                                     -----------    -----------
    Total other income                                    12,001          6,883

OTHER EXPENSES
Salaries and employee benefits                            12,051         10,242
Occupancy expense and equipment                            3,226          2,385
Professional services                                      2,467          1,276
Other expenses                                             3,711          2,759
                                                     -----------    -----------
    Total other expenses                                  21,455         16,662
                                                     -----------    -----------

Income before income taxes                                20,594         19,075
Provision for income taxes                                 6,409          6,374
                                                     -----------    -----------

NET INCOME                                           $    14,185    $    12,701
                                                     ===========    ===========

Basic earnings per share                             $      0.80    $      0.79
                                                     ===========    ===========
Diluted earnings per share                           $      0.78    $      0.77
                                                     ===========    ===========

Cash dividends declared per common share             $      0.20    $      0.20
                                                     ===========    ===========


     See accompanying notes to unaudited consolidated financial statements.

                           MIDWEST BANC HOLDINGS, INC.
           CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
                     SIX MONTHS ENDED JUNE 30, 2003 AND 2002
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                              2003         2002
                                                              ----         ----

Net income                                               $ 14,185      $ 12,701

Net increase (decrease) in fair value of
  securities classified as available-for-sale,
  net of income taxes and reclassification adjustments     (1,012)        4,922
                                                         --------      --------

Comprehensive income                                     $ 13,173      $ 17,623
                                                         ========      ========


     See accompanying notes to unaudited consolidated financial statements.

                           MIDWEST BANC HOLDINGS, INC.
           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (UNAUDITED)
                     SIX MONTHS ENDED JUNE 30, 2003 AND 2002
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                   ACCUMULATED
                                                                                      OTHER                    TOTAL
                                                                                     COMPRE-                   STOCK-
                                             COMMON                    RETAINED      HENSIVE      TREASURY    HOLDERS'
                                              STOCK        SURPLUS     EARNINGS    INCOME (LOSS)    STOCK      EQUITY
                                              -----        -------     --------    -------------    -----      ------

Balance, January 1, 2002                    $     114    $  29,587    $  77,256     $ (1,057)    $ (9,686)    $  96,214

Cash dividends declared ($0.20
  per share)                                        -            -       (3,227)           -            -        (3,227)
Purchase of 15,000 shares of
  treasury stock                                    -            -            -            -         (204)         (204)
Issuance of  common stock
    upon acquisition and exercise of
    stock options, net of tax benefit               -          (78)           -            -        1,185         1,107
Comprehensive income
    Net income                                      -            -       12,701            -            -        12,701
    Net increase in fair value of
      securities classified as available-
      for sale, net of income taxes and
      reclassification adjustments                  -            -            -        4,922            -         4,922
                                                                                                              ---------
       Total comprehensive income                                                                                17,623
                                            ---------    ---------    ---------     --------     --------     ---------

Balance, June 30, 2002                      $     114    $  29,509    $  86,730     $  3,865     $ (8,705)    $ 111,513
                                            =========    =========    =========     ========     ========     =========

Balance, January 1, 2003                    $     171    $  29,366    $  87,105     $  7,145     $ (8,836)    $ 114,951

Cash dividends declared ($0.20
  per share)                                        -            -       (3,559)           -            -        (3,559)
Issuance of 1,599,088 shares of
  common stock upon acquisition of
  Big Foot Financial Corp.                         16       30,448            -            -            -        30,464
Issuance of common stock
  upon exercise of
  stock options, net of tax benefit                 -          231            -            -          575           806
Capital contribution from loan
  payoff by related parties                         -        4,033            -            -            -         4,033
Comprehensive income
    Net income                                      -            -       14,185            -            -        14,185
    Net decrease in fair value of
      securities classified as available-
      for-sale, net of income taxes and
      reclassification adjustments                  -            -            -       (1,012)           -        (1,012)
                                                                                                              ---------
       Total comprehensive income                                                                                13,173
                                            ---------    ---------    ---------     --------     --------     ---------

Balance, June 30, 2003                      $     187    $  64,078    $  97,731     $  6,133     $ (8,261)    $ 159,868
                                            =========    =========    =========     ========     ========     =========


     See accompanying notes to unaudited consolidated financial statements.

                           MIDWEST BANC HOLDINGS, INC.
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                     SIX MONTHS ENDED JUNE 30, 2003 AND 2002
                                 (IN THOUSANDS)

                                                                             2003          2002
                                                                             ----          ----

CASH FLOWS FROM OPERATING ACTIVITIES
    Net income                                                          $    14,185    $    12,701
    Adjustments to reconcile net income to net cash
      provided by operating activities
       Depreciation                                                           1,191          1,136
       Provision for loan losses                                              1,745          1,477
       Amortization of other intangibles                                        247              -
       Amortization of premiums and discounts on securities, net              5,556          1,695
       Net gain on sales of securities                                       (2,803)        (1,295)
       Net gain on sales of trading account securities                         (130)          (348)
       Federal Home Loan Bank stock dividend                                   (647)          (360)
       Originations of real estate loans held for sale                      (54,583)       (22,469)
       Proceeds from sales real estate loans originated held for sale        54,397         25,135
       Increase in cash surrender value of life insurance                      (491)          (468)
       Deferred income taxes                                                 (2,300)             -
       Loss (gain) on sale of other real estate                                   -             (9)
       Change in other assets                                                   283         (3,669)
       Change in other liabilities                                           15,334          5,797
                                                                        -----------    -----------
          Net cash from operating activities                                 31,984         19,323

CASH FLOWS FROM INVESTING ACTIVITIES
    Sales and maturities of securities available-for-sale                   301,521        187,945
    Principal payments on securities                                        196,078         82,409
    Purchase of securities available-for-sale                              (766,976)      (249,764)
    Purchase of securities held-to-maturity                                  (4,437)             -
    Maturities of securities held-to-maturity                                 1,900            900
    Net (increase) decrease in loans                                         67,066        (86,181)
    Proceeds from sale of mortgage loans                                    142,546              -
    Cash received (paid), net of cash and cash equivalents in acquisition
       and stock issuance                                                    17,783         (1,008)
    Proceeds from sale of other real estate                                   1,517            118
    Property and equipment expenditures, net                                   (706)          (671)
                                                                        -----------    -----------
       Net cash from investing activities                                   (43,708)       (66,252)

CASH FLOWS FROM FINANCING ACTIVITIES
    Net increase in deposits                                                 52,278        124,397
    Borrowings                                                                5,500          3,800
    Repayment of borrowings                                                       -         (8,500)
    Dividends paid                                                           (3,396)        (3,219)
    Change in securities sold under agreements to repurchase
      and federal funds purchased                                            (8,990)       (28,198)
    Repurchase of common stock                                                    -            620
    Proceeds from exercised stock options                                       806              -
                                                                        -----------    -----------
       Net cash from financing activities                                    46,198         88,900
                                                                        -----------    -----------
Increase in cash and cash equivalents                                        34,474         41,970

Cash and cash equivalents at beginning of period                             49,687         49,812
                                                                        -----------    -----------
Cash and cash equivalents at end of period                              $    84,161    $    91,782
                                                                        ===========    ===========


     See accompanying notes to unaudited consolidated financial statements.

                           MIDWEST BANC HOLDINGS, INC.
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                   (CONTINUED)

                                                             2003          2002
                                                             ----          ----
Supplemental disclosures
    Cash paid during the year for
       Interest                                         $   26,146    $  25,595
       Income Taxes                                          3,575        5,678
    Amount due to broker for purchases of securities        18,038            -
    Real estate acquired in settlement of loans              2,707           16

Supplemental schedule of noncash investing activities
    Acquisitions
    Noncash assets acquired:
       Investment securities available for sale         $   17,065    $       -
       Loans, net                                          157,477            -
       Premises and equipment, net                           9,257          139
       Goodwill, net                                         1,852          761
       Other intangibles, net                                3,361          300
       Other assets                                          5,930            -
                                                        ----------    ---------
          Total noncash assets acquired                 $  194,942    $   1,200
                                                        ==========    =========
    Liabilities assumed:
       Deposits                                            137,729            -
       FHLB advances                                        36,727            -
       Accrued expenses and other liabilities                8,188            -
                                                        ----------    ---------
          Total liabilities assumed                        182,644            -
                                                        ----------    ---------
              Net noncash assets acquired               $   12,103    $   1,200
                                                        ==========    =========
                Cash and cash equivalents acquired      $   19,688    $       -
                                                        ==========    =========


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

         The annualized results of operations for the three months and six months ended June 30, 2003 are not necessarily indicative of the results expected for the full year ending December 31, 2003.

NOTE 2 - BUSINESS COMBINATION AND MERGER TERMINATION

          On January 3, 2003, the Company acquired Big Foot Financial Corp. ("BFFC") through the issuance of approximately 1,599,088 shares at $18.81 per share, cash paid of $1.4 million, and incurred acquisition costs of $557,000, resulting in total consideration of $32.0 million. This purchase price generated approximately $1.9 million in goodwill. BFFC and its subsidiary were merged into Midwest Bank and Trust Company and are operated as branches. At closing the Company transferred $3.4 million of securities categorized as held-to-maturity to available-for-sale under permissible provisions of FASB Statement No. 115. During the first quarter of 2003, the Company sold the mortgage loans and mortgage servicing rights of $141.9 million of the acquired loans on a non-recourse basis.

         The business combination is accounted for under the purchase method of accounting. Accordingly, the results of operations of the acquired company have been included in the Company's results of operations since the date of acquisition. Under this method of accounting, the purchase price is allocated to the respective assets acquired and liabilities assumed based on their estimated fair values. The excess of purchase price over the net assets acquired is recorded as goodwill. The purchase price allocation has not been finalized.

         The following is the unaudited proforma consolidated results of operation of the Company for the three months and six months ended June 30, 2002 as though BFFC had been acquired as of January 1, 2002.

                (In thousands, except per share data)
                                                 QTD         YTD
                                                 ---         ---
               Net interest income            $17,603     $34,416
               Net income                       6,682      13,384
               Basic Earnings per share          0.38        0.76
               Diluted Earnings per share        0.37        0.74

         On November 1, 2002, the Company entered into an agreement with CoVest Bancshares, Inc. ("CoVest") and its subsidiary, CoVest Bank N.A. which provided for the acquisition of CoVest by the Company in a cash and stock merger transaction. The Company announced on July 1, 2003 that the parties had mutually agreed to terminate the merger agreement effective June 30, 2003 due to the inability of the parties to agree upon the terms of an extension. Included in other expenses are $425,000 of capitalized costs relating to the merger.

NOTE 3 - GOODWILL AND INTANGIBLES

         On January 1, 2002, the Company implemented Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets. Under the provisions of SFAS No. 142, goodwill is no longer subject to amortization over its estimated useful life, but instead is subject to at least annual assessments for impairment by applying a fair-value based test. SFAS No. 142 also requires that an acquired intangible asset be separately recognized if the benefit of the intangible asset is obtained through contractual or other legal rights, or if the asset can be sold, transferred, licensed, rented or exchanged, regardless of the acquirer's intent to do so. The Company determined that no transitional impairment loss was required at January 1, 2002.

Intangible asset disclosures are as follows (in thousands):



                                                       JUNE 30, 2003                      DECEMBER 31, 2002
                                             ----------------------------------- ------------------------------------
                                              GROSS CARRYING     ACCUMULATED      GROSS CARRYING      ACCUMULATED
                                                  AMOUNT         AMORTIZATION         AMOUNT          AMORTIZATION
                                             ----------------- ----------------- -----------------  -----------------

AMORTIZED INTANGIBLE ASSETS:
Core deposit and other intangibles           $       3,661     $        (303)    $         300      $         (56)

AGGREGATE INTANGIBLE AMORTIZATION EXPENSE:
For the three months ended June 30, 2003     $         124
For the six months ended June 30, 2003                 247

ESTIMATED INTANGIBLE AMORTIZATION EXPENSE:
For the year ending December 31, 2003        $         495
For the year ending December 31, 2004                  495
For the year ending December 31, 2005                  495
For the year ending December 31, 2006                  439
For the year ending December 31, 2007                  420


The following tables present the changes in the carrying amount of goodwill and other intangibles during the six months ended June 30, 2003 and the year ended December 31, 2002 (in thousands):


                                                 JUNE 30, 2003
                                    ----------------------------------------
                                         GOODWILL         CORE DEPOSIT AND
                                                         OTHER INTANGIBLES
                                    -------------------- -------------------

Balance at beginning of period      $             4,360  $              244
Amortization expense                                  -                (247)
Goodwill and intangibles acquired                 1,852               3,361
                                    -------------------- -------------------
Balance at end of period            $             6,212  $            3,358
                                    ===================  ==================


                                               DECEMBER 31, 2002
                                    -----------------------------------------
                                         GOODWILL         CORE DEPOSIT AND
                                                          OTHER INTANGIBLES
                                    -------------------- --------------------

Balance at beginning of year        $             3,524  $                 -
Amortization expense                                  -                  (56)
Goodwill and intangibles acquired                   836                  300
                                    -------------------- --------------------
Balance at end of year              $             4,360  $               244
                                    ===================  ===================


NOTE 4 - EARNINGS PER SHARE

         For purposes of per share calculations, the Company had 17,799,968 and 16,156,434 shares of common stock outstanding at June 30, 2003 and 2002, respectively. Basic earnings per share for the three months and six months ended June 30, 2003 and 2002 were computed by dividing net income by the weighted average number of shares outstanding. Diluted earnings per share for the three and six months ended June 30, 2003 and 2002 were computed by dividing net income by the weighted average number of shares outstanding, adjusted for the dilutive effect of the stock options. Computations for basic and diluted earnings per share are provided below.


              IN THOUSANDS                               2003 QTD        2002 QTD        2003 YTD      2002 YTD
              ------------                               --------        --------        --------      --------

Basic
    Net income                                         $     7,791     $     6,388    $    14,185    $    12,701
                                                       ===========     ===========    ===========    ===========
    Weighted average common shares outstanding              17,798          16,127         17,763         16,102
                                                       ===========     ===========    ===========    ===========
    Basic earnings per common share                    $      0.44     $      0.40    $      0.80    $      0.79
                                                       ===========     ===========    ===========    ===========

Diluted
    Net income                                         $     7,791     $     6,388    $    14,185    $    12,701
                                                       ===========     ===========    ===========    ===========
    Weighted average common shares outstanding              17,798          16,127         17,763         16,102
    Diluted effect of stock options                            414             472            406            392
                                                       -----------     -----------    -----------    -----------
    Dilutive average common shares                          18,212          16,599         18,169         16,494
                                                       ===========     ===========    ===========    ===========
    Diluted earnings per common share                  $      0.43     $      0.39    $      0.78    $      0.77
                                                       ===========     ===========    ===========    ===========


         All outstanding options were included in the computation of diluted earnings per share for the quarters and six months ended June 30, 2003 and 2002. During the second quarter of 2003, 103,000 stock options were granted at an exercise price of $18.34.

NOTE 5 - STOCK OPTIONS

         During the first six months of 2003, 103,000 stock options were granted at an exercise price of $18.34. In addition, during 2003, there were 60,513 options exercised. The total stock options outstanding were 1,137,782 at June 30, 2003 with exercise prices ranging between $5.42 and $18.34 and expiration dates between 2006 and 2013.

NOTE 6 - ISSUANCE OF TRUST PREFERRED SECURITIES

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

         In October 2002, the Company formed MBHI Capital Trust II (the "Trust II"), a statutory trust formed under the laws of the State of Delaware and a wholly owned financing subsidiary of the Company. In October 2002, Trust II issued $15.0 million in aggregate liquidation amount of trust preferred securities in a private placement offering. Simultaneously with the issuance of the trust preferred securities by Trust II, the Company issued an equivalent amount of junior subordinated debentures to Trust II. The junior subordinated debentures are the sole assets of Trust II. The junior subordinated debentures and the trust preferred securities pay distributions and dividends, respectively, on a quarterly basis, which are included in interest expense. The interest rate payable on the debentures and the trust preferred securities resets quarterly, and is equal to LIBOR plus 3.45% (4.74% at June 30, 2003), provided that this rate cannot exceed 12.5% through the interest payment date in November 2007. The junior subordinated debentures will mature on November 7, 2032, at which time the preferred securities must be redeemed. The Company has provided a full, irrevocable, and unconditional guarantee on a subordinated basis of the obligations of Trust II under the preferred securities as set forth in such guarantee agreement.

NOTE 7 - DERIVATIVE INSTRUMENTS

         As of June 30, 2003, the Company has entered into various interest rate swap transactions, which result in the Company converting $67.5 million of its Federal Home Loan Bank Advance fixed rate debt to floating rate debt. The swap transactions require payment of interest by the Company at a rate equal to the three-month LIBOR plus a spread and, in turn, the Company receives a fixed rate.

         Summary information about interest rate swaps at June 30 are as follows:

                                                          2003          2002
                                                          ----          ----
         (Dollars in thousands)
             Notional amounts                        $    67,500    $    20,000
             Weighted average fixed rates received          5.91%          4.59%
             Weighted average variable rates paid           3.68           2.04
             Weighted average maturity                7.00 years     3.41 years
             Fair value                              $     2,807   $        428

         The Company has also bought and sold various put and call options with terms less than or equal to 90 days on mortgage-backed securities. These are stand-alone derivatives that are carried at their estimated fair value with the corresponding gain or loss recorded in option income. The Company had no options outstanding at June 30, 2003 and 2002.

         In August 2002, the Company entered into a credit derivative transaction with a notional amount of $20 million for a term of five years, maturing August 30, 2007. The credit swap has a credit rating of Aa2/AA by Moody's and Standard and Poors. In November 2002, the Company entered a credit derivative transaction with a notional amount of $30 million for a term of five years, maturing November 27, 2007. The second credit swap has a credit rating of Aa1/AAA by Moody's and Standard and Poors. The notional amount, which is the Company's maximum credit risk, represents the maximum accounting loss that could be recognized at the reporting date if actual defaults exceeded certain thresholds. These are stand-alone derivatives with changes in the market value charged or credited to earnings on a quarterly basis. The Company receives fee income quarterly (1.25% of the notional amount on an annual basis) to cover potential credit losses in the event that actual defaults incurred by each underlying instrument exceed certain thresholds. On each inception date, the Company received 1% of the notional amount as payment for entering into each contract. There has been no material change at June 30, 2003 in the fair value of $500,000 since the Company entered into these credit derivatives. In both transactions, the underlying asset-backed security is $1 billion and is diversified amongst 100 companies.

NOTE 8 - STOCK COMPENSATION

         Employee compensation expense under stock options is reported using the intrinsic value method. No stock-based compensation cost is reflected in net income, as all options granted had an exercise price equal to or greater than the market price of the underlying common stock at date of grant. The following table illustrates the effect on net income and earnings per share if expense was measured using the fair value recognition provisions of FASB Statement No. 123, "Accounting for Stock-Based Compensation" for three and six months ended June 30, 2003 and 2002.


              IN THOUSANDS                          2003 QTD      2002 QTD        2003 YTD      2002 YTD
                                                    --------      --------        --------      --------

   Net income as reported                          $   7,791     $    6,388     $   14,185    $   12,701
     Deduct:  stock-based compensation expense
       determined under fair value base method            75             80            149           161
                                                   ---------     ----------     ----------    ----------
     Pro forma net income                          $   7,716     $    6,308     $   14,036    $   12,541
                                                   =========     ==========     ==========    ==========

   BASIC EARNINGS PER SHARE AS REPORTED            $    0.44     $    0.40      $     0.80    $     0.79
     Pro forma basic earnings per share                 0.43          0.39            0.79          0.78

   DILUTED EARNINGS PER SHARE AS REPORTED          $    0.43     $    0.39      $     0.78    $     0.77
     Pro forma diluted earnings per share               0.42          0.38            0.77          0.76


NOTE 9 - OFF-BALANCE-SHEET RISK AND CONCENTRATIONS OF CREDIT RISK

         The Company is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet financing needs of customers. Since many commitments to extend credit expire without being used, the amounts below do not necessarily represent future cash commitments. These financial instruments include commitments to extend credit, standby letters of credit, and unused lines of credit. Included in the commitments to extend credit are the notional amounts of the credit derivative transactions discussed in Note 7. These are summarized as follows:

 (In thousands)                                         June 30,    December 31,
                                                          2003          2002
                                                          ----          ----
     Financial instruments whose contract amounts
       represent credit risk
         Unused lines of credit                       $  293,899    $  249,988
         Commitments to extend credit                    100,890        94,594
         Letters of credit                                20,226        20,329

         At June 30, 2003 and December 31, 2002, commitments to extend credit consisted of $7,847,000 and $18,933,000 of fixed rate loan commitments. These commitments are due to expire within 30 to 90 days of issuance and have rates ranging primarily from 3.50% to 7.50%. Substantially all of the unused lines of credit are at adjustable rates of interest.

         The Company also had Community Reinvestment Act ("CRA") investment commitments outstanding of $3.5 million. These commitments include $1.5 million and $1.0 million to be funded over seven and six years for investment in the Chicago Equity Fund and $1.0 million to be funded over nine years for investment in the Illinois Equity Fund.

         The credit risk amounts represent the maximum accounting loss that would be recognized at the reporting date if counterparties failed completely to perform as contracted and any collateral or security proved to be of no value. The Company has experienced little difficulty in accessing collateral when necessary. The amounts of credit risk shown therefore greatly exceed expected losses.

NOTE 10 - RECENT ACCOUNTING PRONOUNCEMENTS

         Guarantees: The Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an interpretation of FASB Statement Nos. 5, 57 and 107 and Rescission of FASB Interpretation No. 34. This interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing certain guarantees. The initial recognition and measurement provisions of the Interpretation are applicable on a prospective basis to guarantees issued or modified after December 15, 2002. The adoption of the provisions of this Interpretation did not have a material impact on the Company's consolidated financial statements during the quarter ended June 30, 2003.

         In January 2003, the FASB issued FIN 46, "Consolidation of Variable Interest Entities". FIN 46 clarifies the application of Accounting Research Bulletin No. 51, "Consolidated Financial Statements" to certain variable interest entities (VIEs) in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The recognition and measurement provisions of this Interpretation are effective for newly created VIEs formed after January 31, 2003, and for existing VIEs on the first interim or annual reporting period beginning after June 15, 2003. The Company has no newly formed VIEs subject to the January 31, 2003 effective date. The Company will adopt the provisions of FIN 46 for existing VIEs on July 1, 2003. The Company is in the process of determining whether its pre-existing balance sheet and off-balance sheet structures are subject to the provisions of FIN 46. At this time the Company does not believe that adoption of FIN 46 will have a material effect on the Company's financial statements.

         In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities" to amend and clarify financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under FASB Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities." In addition, this Statement requires that contracts with comparable characteristics be accounted for similarly. This Statement is effective for contracts entered into or modified after June 30, 2003 (with certain exceptions) and for hedging relationships designated after June 30, 2003. At this time, the Company does not believe that adoption of SFAS No. 149 will have a material effect on the Company's financial statements.

         In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity," which affects the accounting for certain freestanding financial instruments depending on the type of financial instrument. The following types of freestanding financial instruments are affected by SFAS No. 150: 1.) mandatorily redeemable shares for which the issuer is obligated to purchase those shares; 2.) obligations to repurchase the issuer's equity shares; and 3.) certain obligations to issue a variable number of shares. This Statement is effective for affected financial instruments issued or modified after May 31, 2003. For those issued prior to May 31, 2002, the Statement is required to be applied for periods beginning after December 15, 2003. At this time, the Company does not believe that adoption of SFAS No. 150 will have a material effect on the Company's financial statements.

NOTE 11 - CAPITAL CONTRIBUTION AND REGULATORY MATTERS

         As previously reported by the Company, on March 26, 2003, Midwest Bank and Trust Company ("Bank") received proceeds from an entity indirectly owned by certain directors and family members of directors of the Bank of approximately $13.3 million in connection with the sale of previously classified loans, which consisted of $12.5 million of the loan principal balance, $750,000 for the letter of credit and

$67,000 of accrued interest and late charges. As a result, the Bank recognized a $4.0 million after-tax capital contribution as a result of the sale of these loans to the related parties. As of December 31, 2002, $6.3 million of the $12.5 million outstanding principal amount of these loans was considered impaired.

         During March 2003, the Board of Directors of the Bank considered and approved a proposal for extension of credit to this entity, but management of the Bank has indicated that no commitment to extend such credit has been issued and that the Bank presently has no plans to extend such credit. In an April 10, 2003 letter to the Company, the Federal Reserve Bank of Chicago and the Illinois Office of Banks and Real Estate indicated that they would require the Bank to reserve (which could be treated as an other expense for financial reporting purposes) as of March 31, 2003, on a dollar for dollar basis up to $8 million, if the Bank had issued a commitment to extend such loan or if representations had been made to the bankruptcy court of the Bank's willingness to provide credit to fund a plan of reorganization for the borrowers. The Company is presently in discussions with the Federal Reserve and OBRE concerning this matter. Since the Bank has not issued a commitment to extend such credit and presently has no plans to do so, no reserve has been established by the Bank relating to this matter.

         On April 24, 2003, the Federal Reserve and the OBRE completed their regularly scheduled examination of the Company's banking subsidiaries. The examination included, among other items, a review of the Company's over-all risk management, lending and credit review practices. Based upon preliminary discussions with the regulators, the Company expects some form of informal or formal regulatory action will be taken. The Company expected to receive the written examination report during the second quarter; however the examination report has not yet been received.

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

               RESULTS OF OPERATIONS - THREE MONTHS AND SIX MONTHS
                          ENDED JUNE 30, 2003 AND 2002

         Consolidated net income for the second quarter of 2003 was $7.8 million or $0.44 and $0.43 per basic and diluted share, respectively, a 22.0% or $1.4 million increase compared to $6.4 million or $0.40 and $0.39 per basic and diluted share, respectively, for the second quarter of 2002. Diluted earnings per share for the three months ended June 30, 2003 was 10.3% higher than for the comparable period in 2002. Consolidated net income for the six months ended June 30, 2003 was $14.2 million or $0.80 and $0.78 per basic and diluted share, respectively, an 11.7% or $1.5 million increase compared to $12.7 million or $0.79 and $0.77 per basic and diluted share, respectively, for the similar period in 2002. Diluted earnings per share for the six months ended June 30, 2003 was 1.3% higher than for the comparable period in 2002. The return on average assets for the three months ended June 30, 2003 was 1.40% compared to 1.38% for the similar period in 2002. For the six months ended June 30, 2003, the return on average assets was 1.29% compared to 1.39% for the similar period in 2002. The return on average equity for the three months ended June 30, 2003 was 19.63% compared to 24.19% for the similar period in 2002. For the six months ended June 30, 2003, the return on average equity was 18.71% compared to 24.86% for the similar period in 2002.

         Net interest income decreased 4.3% or $671,000 to $14.8 million in the second quarter of 2003 compared to $15.5 million in the second quarter of 2002. During the six months ended June 30, 2003, net interest income increased 4.8% or $1.5 million to $31.8 million compared to $30.3 million for the comparable period in 2002. Excluding gains on securities and trading account profits, other income increased 99.3% to $5.1 million and other expenses increased 26.1% to $10.7 million in the second quarter of 2003. Other income, excluding gains on securities and trading account profits, increased 73.1% to $9.1 million for the six months ended June 30, 2003 compared to the similar period in 2002. Other expenses for the six months ended June 30, 2003 increased by $4.8 million or 28.8% compared to the similar period in 2002.

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

         Net interest income was $14.8 million and $15.5 million during the three months ended June 30, 2003 and 2002, respectively, a decrease of $671,000, or 4.3%. During the six months ended June 30, 2003, net interest income increased $1.5 million or 4.8% to $31.8 million compared to $30.3 million for the similar period in 2002. The Company's net interest margin (tax equivalent net interest income as a percentage of earning assets) was 3.03% for the three months ended June 30, 2003 compared to 3.64% for the comparable period in 2002. During the six months ended June 30, 2003, the net interest margin was 3.24% compared to 3.61% for the similar period in 2002. Due to the low interest rate environment, the Company experienced an increase in amortization expense associated with its mortgage-backed securities it hold in its investment securities portfolio. Amortization expense on the mortgage-backed securities was $2.7 million and $5.0 million for the three and six months ended June 30, 2003, respectively, compared to $775,000 and $1.7 million for the similar periods in 2002.

         The average loan yield was 6.52% during the second quarter of 2003, a decrease of 6.9% from 7.00% during the comparable period in 2002. For the six months ended June 30, 2003, the average loan yield was 6.62%, a decrease of 5.4% from 7.00% during the comparable period in 2002. Average loan balances increased $27.1 million, or 2.5%, to $1.1 billion during the second quarter of 2003 from $1.1 billion during the similar period in 2002. During the first six months of 2003, average loan balances increased $110.3 million, or 10.5%, to $1.2 billion from $1.1 billion during the similar period of 2002. The Company's net interest income and net income is dependent in part on stable interest rates.

         Yields on securities were 4.28% during the second quarter of 2003, a decrease of 31.0% from 6.20% during the comparable period in 2002. During the six months ended June 30, 2003, securities yields decreased 26.0% to 4.60% from 6.22% in the comparable period in 2002. The low rate environment stimulated an increase in mortgage loan refinancing which has accelerated the prepayment speeds of the Company's mortgage-backed securities and increased amortization expense on these securities. Amortization expense increased $2.0 million and $3.3 million for the three and six months ended June 30, 2003 compared to the same periods in 2002. The Company has reallocated its securities holdings in order to reduce the likelihood of an increase in future amortization expense by investing a larger portion of the portfolio in lower-yielding U.S. Treasury and government agency obligations.

         Yields on earning assets decreased 18.6% to 5.44% during the second quarter of 2003 compared to 6.68% for the second quarter of 2003. During the first six months of 2003, yields on earning assets decreased to 5.70%, or 14.4%, from 6.66% for the similar period in 2002. Average earning assets, however, increased to $2.1 billion for both the three months and six months ended June 30, 2003 from $1.8 billion for both the three months and six months ended June 30, 2002. The decrease in yields on earning assets was offset by a decrease in rates paid on deposits and borrowings. Average rates paid on deposits decreased 22.2% to 2.24% for the three months ended June 30, 2003 from 2.88% for the comparable period in 2002. For the first six months of 2003, average rates paid on deposits decreased 23.0% to 2.28% from 2.96% for the similar period of 2002. Average rates paid on borrowings were 3.92% for the second quarter of 2003 compared to 4.44% for the second quarter of 2002. During the six months ended June 30, 2003, average rates paid on borrowings were 3.92% compared to 4.34% for the similar period in 2002. Average borrowings increased by $81.4 million and $75.4 million for the three months and six months ended June 30, 2003 to $521.1 million and $514.6 million, respectively. FHLB advances increased as a result of the $33.0 million acquired through BFFC. The Company has converted $67.5 million of its FHLB advances from fixed rate debt to floating rate through interest rate swap transactions in December 2002. These swap transactions resulted in a $382,000 and $754,000 decrease in interest expense for the three and six months ended June 30, 2003, respectively. Notes payable increased $5.5 million due in part to the cash needed for the BFFC acquisition. The increase in borrowings was also a result of the $15.0 million trust preferred securities offering in October of 2002. Average Fed funds and repurchase agreements increased $51.4 million and $47.0 million for the three and six months ended June 30, 2003 to $224.8 million and $218.9 million, respectively.

         Going forward, it is expected that the net interest margin will begin to stabilize and improve, although it is unlikely to increase back to the 2002 level during this year. Key factors for an improvement in the net interest margin include an increase in loan volumes, slower prepayment speeds on mortgage-backed securities, an interest rate swap completed early in the third quarter related to high interest rate FHLB advances, and the impact of deposit pricing strategies. Nevertheless, expected improvements in the net interest margins assume no further cuts in interest rates by the Federal Reserve Board of Governors this year.

         The quarter-to-date net interest margin calculation for June 30, 2003 and 2002 is shown below (interest income and average rate on non-taxable securities and loans are reflected on a tax equivalent basis, assuming a 35% federal tax rate for 2003 and 2002 and adjusted for the dividend received deduction where applicable):

                                                           JUNE 30, 2003                           JUNE 30, 2002
                                                           -------------                           -------------
                                               AVERAGE                     AVERAGE       AVERAGE                     AVERAGE
                                               BALANCE        INTEREST       RATE        BALANCE      INTEREST         RATE
                                               -------        --------       ----        -------      --------         ----

INTEREST-EARNING ASSETS
-----------------------

Federal funds sold                           $     6,257     $      18       1.15%     $     9,434    $      43        1.78%
Securities taxable                               927,584         9,528       4.11          632,606        9,741        6.16
Securities tax-exempt (1)                         72,767         1,222       6.72           55,033          929        6.76
Commercial loans (1) (3)                         225,593         3,345       5.93          225,129        3,545        6.30
Commercial real estate loans (1) (3) (4)         699,522        11,614       6.64          677,665       12,159        7.18
Agriculture loans (1) (3)                         55,790           916       6.57           51,386          879        6.84
Consumer real estate loans (1) (3) (4)           108,332         1,799       6.64          108,107        1,964        7.27
Consumer installment loans (1) (3)                13,190           261       7.92           13,072          254        7.77
                                             -----------     ---------       ----      -----------    ---------        ----
                                             $ 2,109,035     $  28,703       5.44%     $ 1,772,432    $  29,514        6.68%
                                             ===========     =========       ====      ===========    =========        ====


INTEREST-BEARING LIABILITIES
----------------------------
Interest- bearing demand deposits            $   174,932      $    527       1.21%     $   136,149    $     523        1.54%
Money-market demand deposits
   and savings deposits                          328,843         1,022       1.24          258,588        1,100        1.70
Time deposits less than $100,000                 716,990         5,110       2.85          583,889        5,299        3.63
Time deposits greater than $100,000              100,556           643       2.56          130,585        1,013        3.10
Public funds                                      55,161           345       2.50           70,757          602        3.40
Federal funds purchased
   and repurchase agreements                     224,830         1,531       2.72          173,393        1,154        2.66
FHLB advances                                    255,905         2,875       4.49          237,500        3,290        5.54
Notes payable and other borrowings                40,330           696       6.90           28,800          425        5.90
                                             -----------     ---------       ----      -----------    ---------        ----

                                             $ 1,897,547     $  12,749       2.68%     $ 1,619,661    $  13,406        3.32%
                                             ===========     =========       ====      ===========    =========        ====

Net Interest Income (1) (5)                                  $  15,954       2.76%                    $  16,108        3.36%
                                                             =========       ====                     =========        ====
Net Interest Margin (1)                                                      3.03%                                     3.64%
                                                                             ====                                      ====

Net Interest Income (2) (5)                                  $  14,827       2.56%                    $  15,498        3.20%
                                                             =========       ====                     =========        ====
Net Interest Margin (2)                                                      2.81%                                     3.50%
                                                                             ====                                      ====

(1) Adjusted for 35% tax rate in 2003 and 2002 and adjusted for the dividends-received deduction where applicable.
(2) Not adjusted for 35% tax rate in 2003 and 2002 or for the dividends-received deduction.
(3) Nonaccrual loans are included in the average balance, however these loans are not earning any interest.
(4)  Loan fees are included in interest columns.
(5) The following table reconciles reported net interest income on a tax equivalent basis for the periods presented:

                                                               2Q03       2Q02
         Net interest income                                 $14,827    $15,498
         Tax equivalent adjustment to net interest income      1,127        610
                                                             -------    --------
         Net interest income, tax equivalent basis           $15,954    $16,108
                                                             -------    --------


         The year-to-date net interest margin calculation for June 30, 2003 and 2002 is shown below (interest income and average rate on non-taxable securities and loans are reflected on a tax equivalent basis, assuming a 35% federal tax rate for 2003 and 2002 and adjusted for the dividend received deduction where applicable):

                                                           JUNE 30, 2003                           JUNE 30, 2002
                                                           -------------                           -------------
                                               AVERAGE                     AVERAGE       AVERAGE                     AVERAGE
                                               BALANCE        INTEREST       RATE        BALANCE      INTEREST         RATE
                                               -------        --------       ----        -------      --------         ----

INTEREST-EARNING ASSETS
-----------------------

Federal funds sold                           $    11,957     $      67       1.12%     $     8,657    $      73        1.66%
Securities taxable                               848,427        18,694       4.41          645,726       19,944        6.18
Securities tax-exempt (1)                         72,658         2,445       6.73           45,065        1,524        6.77
Commercial loans (1) (3)                         230,256         6,951       6.04          225,720        7,094        6.29
Commercial real estate loans (1) (3) (4)         712,405        23,948       6.72          653,679       23,457        7.18
Agriculture loans (1) (3)                         56,720         1,819       6.41           50,533        1,753        6.94
Consumer real estate loans (1) (3) (4)           148,827         5,194       6.98          108,472        3,907        7.20





Consumer installment loans (1) (3)                13,486           540       8.01           12,979          541        8.34
                                             -----------     ---------       ----      -----------    ---------        ----
                                             $ 2,094,736     $  59,658       5.70%     $ 1,750,831    $  58,293        6.66%
                                             ===========     =========       ====      ===========    =========        ====

INTEREST-BEARING LIABILITIES
----------------------------

Interest-bearing demand deposits             $   166,461     $   1,008       1.21%     $   135,734    $   1,039        1.53%
Money-market demand deposits
   and savings deposits                          323,278         2,025       1.25          259,855        2,196        1.69
Time deposits less than $100,000                 699,714        10,255       2.93          556,216       10,453        3.76
Time deposits greater than $100,000              121,852         1,553       2.55          130,410        2,111        3.24
Public funds                                      64,392           831       2.58           75,401        1,314        3.49
Federal funds purchased
   and repurchase agreements                     218,858         2,992       2.73          171,906        2,097        2.44
FHLB advances                                    255,603         5,722       4.48          239,445        6,593        5.51
Notes payable and other borrowings                40,133         1,379       6.87           27,822          852        6.12
                                             -----------     ---------       ----      -----------    ---------        ----
                                             $ 1,890,291     $  25,765       2.72%     $ 1,596,789    $  26,655        3.34%
                                             ===========     =========       ====      ===========    =========        ====

Net Interest Income (1) (5)                                  $  33,893       2.98%                    $  31,638        3.32%
                                                             =========       ====                     =========        ====
Net Interest Margin (1)                                                      3.24%                                     3.61%
                                                                             ====                                      ====

Net Interest Income (2) (5)                                  $  31,793       2.78%                    $  30,331        3.16%
                                                             =========       ====                     =========        ====
Net Interest Margin (2)                                                      3.04%                                     3.46%
                                                                             ====                                      ====

(1) Adjusted for 35% tax rate in 2003 and 2002 and adjusted for the dividends-received deduction where applicable.
(2) Not adjusted for 35% tax rate in 2003 and 2002 or for the dividends-received deduction.
(3) Nonaccrual loans are included in the average balance, however these loans are not earning any interest.
(4)  Loan fees are included in interest columns.
(5) The following table reconciles reported net interest income on a tax equivalent basis for the periods presented:

                                                               2Q03       2Q02
         Net interest income                                 $31,793    $30,331
         Tax equivalent adjustment to net interest income      2,100      1,307
                                                             -------    --------
         Net interest income, tax equivalent basis           $33,893    $31,638
                                                             -------    --------


Other Income
------------

         Other income, excluding securities gains and trading account profits, was $5.1 million for the three months ended June 30, 2003, an increase of $2.5 million, or 99.3% over the comparable period in 2002. For the six months ended June 30, 2003, other income, excluding securities gains and trading account profits, was $9.1 million, an increase of $3.8 million, or 73.1%, compared to $5.2 million for the comparable period in 2002. The other income to average assets ratio was 0.92% for the three months ended June 30, 2003 compared to 0.55% for the same period in 2002. For the six months ended June 30, 2003, the other income to average assets ratio was 0.83% compared to 0.57% for the same period in 2002. The increase in other income is due to increases in service charges on deposits, option income, insurance and brokerage commissions, and mortgage banking fees.

         Service charges and fees increased 2.2%, or $31,000, to $1.4 million in the second quarter of 2003 from $1.4 million in the second quarter of 2002. Year-to-date, service charges and fees increased 7.1%, or $192,000, to $2.9 million in 2003 compared to $2.7 million for the comparable period in 2002. This increase in service charges and fees, which include service charges on deposit accounts, is mainly due to deposit growth. Management expects service charges and fees to increase with future deposit growth.

         Insurance and brokerage commissions increased $162,000 from $394,000 in the second quarter of 2002 to $556,000 for the second quarter of 2003. For the six months ended June 30, 2003, insurance and brokerage commissions increased $474,000 to $1.0 million compared to $540,000 for the first six months of 2002. This increase is due to the increased investment brokerage activities through Midwest Financial and Investment Services, Inc., the Company's subsidiary, which provides securities brokerage services to both bank and non-bank customers. The Company anticipates that investment brokerage commissions will increase in the future through this subsidiary.

         Mortgage banking fees increased $288,000 or 323.6% to $377,000 during the second quarter of 2003 compared to $89,000 for the similar period in 2002. Year-to-date, mortgage banking fees increased $434,000 or 187.9% to $665,000 in 2003 compared to $231,000 for the similar period in 2002. The Company places most mortgages originated into the secondary market. The increase in mortgage banking fees is attributed to the ongoing refinancing boom which may not continue at current levels and may result in less fees in the future.

         Trust income increased by 15.0% or $22,000 to $169,000 for the second quarter of 2003 compared to $147,000 for the similar period in 2002. For the six months ended June 30, 2003, trust income increased by $9,000 compared to the six months ended June 30, 2002.

         The Company manages its securities available-for-sale portfolio and trading account portfolio on a total return basis. In this respect, management regularly reviews the performance of its securities and sells specific securities to provide opportunities to enhance net interest income and net interest margin, and when possible it will recognize gains on the sale of securities. The Company has a long history of managing its securities in this manner. Trading account profits result from trading strategies that are utilized to supplement narrowing bond yields during periods of interest rate volatility. Net trading account profits were $130,000 and $3,000 during the second quarter of 2003 and 2002, respectively. Year-to-date, net trading account profits were $130,000 and $348,000 in 2003 and 2002, respectively. Sales of securities available-for-sale resulted in net gains of $2.7 million in the second quarter of 2003 compared to $757,000 for the comparable period in 2002. For the six months ended June 30, 2003, gains on sales of securities available-for-sale were $2.8 million compared to $1.3 million for the similar period in 2002. Securities available-for-sale are held in a manner which allows for their sale in response to changes in interest rates, liquidity needs, or significant prepayment risk. The Company also looks for opportunities to enhance its revenues by purchasing and/or selling securities held in the portfolio as deemed appropriate by management.

         Periodically, the Company has bought or sold various covered put and call options, with terms less than or equal to 90 days, on mortgage-backed securities as well as U.S. Treasury and government agency obligations. These covered options have either expired or have been exercised, and the associated income or expense has been recognized in the corresponding period. Option fee income is a part of management's ongoing program to manage risk in the securities portfolio and take advantage of favorable market conditions. Option fee income increased $1.9 million to $2.0 million during the second quarter of 2003 compared to $122,000 in the second quarter of 2002. For the six months ended June 30, 2003, option fee income increased $2.4 million to $3.0 million compared to $654,000 in the similar period in 2002. The Company had no covered put or call options outstanding at June 30, 2003. See Note 7 to the unaudited consolidated financial statements.

Other Expenses
--------------

         Total other expenses increased 26.1%, or $2.2 million, to $10.7 million during the second quarter of 2003 compared to $8.5 million for the comparable period in 2002. For the six months ended June 30, 2003, total other expenses increased 28.8%, or $4.8 million, to $21.5 million from $16.7 million in the first six months of 2002. The other expenses to average assets ratio was 1.92% for the three months ended June 30, 2003 compared to 1.82% for the same period in 2002. For the six months ended June 30, 2003, the other expenses to average assets ratio was 1.96% compared to 1.83% for the similar period in 2002. The net overhead expenses to average assets ratio was 1.00% for the three months ended June 30, 2003 compared to 1.27% for the same period in 2002. For the six months ended June 30, 2003, the net overhead expenses to average assets ratio was 1.13% compared to 1.25% for the similar period in 2002. The efficiency ratio was 49.86% for the three months ended June 30, 2003 compared to 44.84% for the same period in 2002. The efficiency ratio was 49.15% for the six months ended June 30, 2003 compared to 44.74% for the similar period in 2002.

         Salary and benefit expenses increased 12.6% or $756,000 to $6.0 million for the second quarter of 2003 compared to $5.2 million for the similar period in 2002. For the six months ended June 30, 2003, salary and benefit expenses increased $1.8 million or 17.7% to $12.1 million from $10.2 million for the comparable period in 2002. The full-time equivalent number of employees was 433 as of June 30, 2003 compared to 383 as of June 30, 2002. Increased full-time staff positions, including investment brokerage staff, employees added through the acquisition of BFFC, and other new positions was the primary reason for the increase in salaries and benefits. Enhanced benefit programs and increased health insurance costs have also contributed in the increase in salaries and employee benefits. Health insurance expense increased 15% for the 2003 plan year.

         Occupancy expenses increased $236,000 or 19.2% to $1.5 million during the second quarter of 2003 compared to $1.2 million for the comparable period in 2002. For the six months ended June 30, 2003, occupancy expenses increased $841,000 or 35.3% to $3.2 million from $2.4 million in the six months of 2002. This increase reflects the addition of the three branches acquired as a result of the BFFC acquisition.

         Expenses, other than salary and employee benefits and occupancy, increased $1.2 million or 61.0% to $3.2 million in the second quarter of 2003 compared to the similar period in 2002. Other expenses increased $2.1 million or 12.9% to $6.2 million for the six months ended June 30, 2003 from $4.0 million for the comparable period in 2002. The increase in expenses was due primarily to outsourcing arrangements, marketing expenses, and other loan related expenses.

         Due to the acquisition of BFFC, the Company incurred nonrecurring expenses of $126,000 in legal and data conversion fees, $348,000 due to the disposal and purchase of equipment, and $30,000 in other operating expenses. Due to the termination of the CoVest agreement, $425,000 in legal, consulting, and data conversion fees were expensed. Specific collection expenses due to problem loans reflected in the first six months of 2003 include $430,000, in professional fees.

Income Taxes
------------

         The Company recorded income tax expense of $3.5 million, or 31.3% of income, and $3.2 million, or 33.1% of income, for the quarters ended June 30, 2003 and 2002, respectively. Year-to-date, the provision for income taxes increased $35,000 or 0.5%. Income tax as a percent of income has decreased due to the impact of a new regulation issued by the Illinois Department of Revenue related to apportionment of business income of financial organizations as well as the implementation of various other tax planning strategies.


FINANCIAL CONDITION

Loans
-----

         The following table sets forth the composition of the Company's loan portfolio as of the indicated dates.
                                     JUNE 30, 2003             DECEMBER 31, 2002
                                     -------------             -----------------
                                                 (IN THOUSANDS)
                                                 Loan                       Loan
                                               Category                 Category
                                               to Gross                 to Gross
                                     Amount      Loans       Amount       Loans
                                     ------      -----       ------       -----
      Commercial                  $   216,955    20.1%    $   229,764      20.2%
      Commercial real estate          690,718    64.0         730,836      64.3

      Agricultural                     56,286     5.2          57,426       5.1
      Consumer real estate (1)        102,135     9.5         105,391       9.3
      Consumer installment             13,160     1.2          14,573       1.3
                                  -----------   -----     -----------     -----
        Total loans, gross          1,079,254   100.0       1,137,990     100.0
      Unearned discount                  (976)                 (1,286)
                                  -----------             -----------
        Total loans                 1,078,278               1,136,704
      Allowance for loan losses       (12,044)                (20,754)
                                  -----------             -----------

        Net loans                 $ 1,066,234             $ 1,115,950
                                  ===========             ===========


   Loans held for sale:
      Consumer real estate        $     5,110     0.5%    $     4,924       0.4%

(1) Includes loans held for sale.


         Total loans decreased $58.4 million or 5.1% to $1.1 billion as of June 30, 2003 from $1.1 billion as of December 31, 2002. Commercial loans decreased $12.8 million or 5.6% to $217.0 million as of June 30, 2003 compared to $229.8 million as of December 31, 2002. Commercial real estate loans decreased 5.5% or $40.1 million to $730.8 million as of June 30, 2003 from $690.1 million as of December 31, 2002. Agricultural loans decreased 2.0% or $1.1 million to $56.3 million as of June 30, 2003 from $57.4 million as of December 31, 2002. Loan demand was affected by current economic conditions, increased prepayments of commercial and commercial real estate loans, and management's decision to maintain fixed rate pricing disciplines to protect longer-term profitability.

         Consumer real estate loans decreased $3.3 million or 3.1% to $102.1 million as of June 30, 2003 from $105.4 million as of December 31, 2002. Consumer loans decreased $1.4 million or 9.7% to $13.2 million as of June 30, 2003 compared to $14.6 million as of December 31, 2002.

         Most mortgage loans the Company originates are sold in the secondary market. At any point in time, loans will be at various stages of the mortgage banking process. Included as part of consumer real estate loans are loans held for sale, which were $4.9 million as of December 31, 2002 and $5.1 million at June 30, 2003. The carrying value of these loans approximated their market value at that time.

         Looking ahead, there is evidence that loan demand may be rebounding based upon an increase in the internal loan pipeline and the growth of unused customer commitments of the Company's banking subsidiaries.

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

         Following is a summary of changes in the allowance for loan losses for the six months ended June 30:

                                                 2003          2002
                                                 ----          ----
                                                   (IN THOUSANDS)

         Balance, January 1                  $   20,754     $   10,135
         Balance from acquisition                   300              -
         Adjustment for loan payoff by
            related parties (1)                  (6,685)             -
         Provision charged to operations          1,745          1,477
         Loans charged-off                       (4,177)          (568)
         Recoveries                                 107            166
                                             ----------     ----------

              Balance, June 30               $   12,044     $   11,210
                                             ==========     ==========

         (1)Adjustment made following the March 26, 2003 receipt of $13.3 million of proceeds relating to the sale of certain loans, of which $12.5 million was applied to outstanding principal, $750,000 to the letter of credit, and $67,000 applied to interest income and late charges. See Note 11.

         The Company recognizes that credit losses in the loan portfolio will be experienced and the risk of loss will vary with, among other things, general economic conditions; the type of loan being made; the creditworthiness of the borrower over the term of the loan and in the case of a collateralized loan, the quality of the collateral for such loan. The allowance for loan losses represents the Company's estimate of the allowance necessary to provide for probable incurred losses in the portfolio. In making this determination, the Company analyzes the ultimate collectibility of the loans in its portfolio by incorporating feedback provided by internal loan staff, an independent loan review function, and information provided by examinations performed by regulatory agencies. The Company makes an ongoing evaluation as to the adequacy of the allowance for loan losses.

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

         The analysis of the allowance for loan losses is comprised of three components: specific credit allocation; general portfolio allocation; and subjectively determined allocation. The specific credit allocation includes a detailed review of the credit in accordance with SFAS Nos. 114 and 118, and an allocation is made based on this analysis. The general portfolio allocation consists of an assigned reserve percentage based on the credit rating of the loan and charge-off history. The subjective portion is determined based on loan history and the Company's evaluation of various factors including economic and industry outlooks. In addition, the subjective portion of the allowance is influenced by current economic conditions and trends in the portfolio including delinquencies and impairments, as well as changes in the composition of the portfolio.

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

         The Company's provision for loan losses was $755,000 for the second quarter of 2003 compared to $815,000 for the similar period in 2002. For the six months ended June 30, 2003, the provision for losses was $1.7 million compared to $1.5 million for the comparable period in 2002.

         The allowance for loan losses as a percentage of total loans was 1.12% as of June 30, 2003 and 1.83% as of December 31, 2002. See Note 11.

Nonaccrual and Nonperforming Loans
----------------------------------

         Nonaccrual loans decreased to $22.5 million as of June 30, 2003 from $29.0 million as of December 31, 2002. On March 26, 2003, $12.5 million of nonaccrual loans were sold. See Note 11.

         Nonperforming loans include nonaccrual loans and accruing loans which are 90 days or more delinquent. Typically, these loans have adequate collateral protection or personal guaranties to provide a source of repayment to the Bank. Nonperforming loans were $24.7 million as of June 30, 2003 compared to $31.5 million at December 31, 2002


         The following table sets forth information on the Company's nonperforming loans and other nonperforming assets as of the indicated dates.

                                            JUNE 30, 2003     DECEMBER 31, 2002
                                            -------------     -----------------
                                                    (IN THOUSANDS)
    Nonaccrual and impaired loans
      not accruing                           $    22,457        $    29,035
    Impaired and other loans 90 days
      past due and accruing                        2,209              2,514
                                             -----------        -----------
       Total nonperforming loans                  24,666             31,549
    Other real estate                              1,723                533
                                             -----------        -----------

       Total nonperforming assets            $    26,389        $    32,082
                                             ===========        ===========

    Total nonperforming loans to
      total loans                                  2.29%               2.78%
    Total nonperforming assets to
      total loans and other real estate            2.44                2.82
    Total nonperforming assets to
      total assets                                 1.16                1.60
    Allowance to nonperforming loans               0.49x               0.66x

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

         The Company's determination as to the classification of its assets and the amount of its valuation allowances is subject to review by the Banks' primary regulators in the course of its regulatory examinations, which can order the establishment of additional general or specific loss allowances. There can be no assurance that regulators, in reviewing the Company's loan portfolio, will not request the Company to materially increase its allowance for loan losses. Although management believes that adequate specific and general loan loss allowances have been established, actual losses are dependent upon future events and, as such, further additions to the level of specific and general loan loss allowances may become necessary.

         The Company has four problem loans which total $19.2 million, or 77.7% of total nonperforming loans at June 30, 2003. Specific reserves of $6.6 million have been established for these loans. The remaining nonperforming loans are individually less than $2.0 million. The first loan, a commercial loan, totals $5.2 million and a specific reserve of $4.7 million has been established for it. The second loan, is a townhouse development loan of $9.5 million of which the borrower has ceased construction activities on the project and a construction manager has been appointed. The Company will continue the development on an interim basis as the property is marketed. The value of this property is based on management's estimates. The Company is in process of obtaining an independent valuation. A specific reserve of $929,000 has been established on this loan. The third loan has a $1.0 million balance. This commercial credit was classified as doubtful by bank regulators and has been reduced from $2.2 million since the beginning of 2003. The Company expects the remaining balance to be fully collected and recoveries of the previously charged-off portion of the loan are anticipated. The fourth loan of $3.5 million is for the conversion and rehabilitation of three mixed use buildings into condos and commercial units. While this loan has not performed as originally expected, the Company has adequate collateral coverage and no specific reserve has been established. The Company feels that adequate specific reserves have been established for problems loans, however, there is no guaranty that the reserves will be sufficient.

         Potential problem loans are loans included on the watch list presented to the Board of Directors that do not meet the definition of a nonperforming loan, but where known information about possible credit problems of borrowers causes management to have serious doubts as to the ability of such borrowers to comply with present loan repayment terms. At June 30, 2003, special mention, substandard, and doubtful classifications were $12.5 million, $36.1 million, and $564,000, respectively, compared to $4.9 million, $8.0 million, and $355,000, respectively, at December 31, 2002. Total classifications include those loans that have been adversely classified by bank examiners and the Company's internal loan review department. The Company's allowance for loan losses is considered by management to be adequate at June 30, 2003.

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

         Historically, the Company has invested in mortgage-backed securities. All fixed and adjustable rate mortgage pools contain a certain amount of risk related to the uncertainty of prepayments of the underlying mortgages. Interest rate changes have a direct impact upon prepayment rates. The Company uses computer simulation models to test the average life, duration and yield volatility of adjustable rate mortgage pools under various interest rate assumptions to monitor volatility. Stress tests are performed quarterly.

         Securities available-for-sale are carried at fair value, with related unrealized net gains or losses, net of deferred income taxes, recorded as an adjustment to equity capital. As of June 30, 2003, unrealized gains, net of taxes, on securities available-for-sale decreased $1.0 million from $7.1 million at December 31, 2002 to $6.1 million. This change resulted in a $1.0 million decrease in book equity.

         Securities available-for-sale increased to $950.8 million as of June 30, 2003 from $651.9 million as of December 31, 2002. This increase is primarily due to the reinvestment of the $141.9 million in proceeds from the sale of mortgage loans acquired through the BFFC acquisition and to the reduced loan volume. At December 31, 2002, the Company's holdings of mortgage-backed securities accounted for 78.5% of total investments. Due to the low interest rate environment, prepayment rates have increased and the Company has experienced an increase in amortization expense associated with its mortgage-backed securities. Amortization expense on the mortgage-backed securities increased $1.9 million and $3.3 million for the quarter and six months ended June 30, 2003 compared to the similar periods in 2002. The Company has reallocated its securities holdings in order to mitigate the increase in amortization expense. At June 30, 2003, mortgage-backed securities were 40.8% of the portfolio. U.S. government agency mortgage-backed securities decreased 29.6% or $146.7 million from $495.6 million as of December 31, 2002 to $348.8 million as of June 30, 2003. U.S. Treasury and government agency obligations increased $263.3 million to $287.1 million, representing 28.0% of the portfolio as of June 30, 2003 compared to $23.9 million as of December 31, 2002. Equity securities increased $60.8 from $59.4 million at December 31, 2002 to $120.2 million as of June 30, 2003. Equity securities at June 30, 2003 included capital securities of United States agencies, bond-rated or credit equivalent community banks, and the Federal Home Loan Bank and Federal Reserve Bank stock. Other bonds increased $121.1 million to $128.3 million at June 30, 2003 compared to $7.1 million at December 31, 2002. Other bonds include high grade corporate bonds primarily issued by financial institutions. Obligations of state and political subdivisions increased $1.8 million to $56.9 million at June 30, 2003 from $55.1 million at December 31, 2002.

         Securities held-to-maturity decreased $32.6 million or 27.5% from December 31, 2002 to June 30, 2003. Under permissible provisions of FASB Statement No. 115, $3.4 million of mortgage-backed securities acquired through the acquisition of BFFC were reclassified from held-to-maturity to available-for-sale.

         There were no trading account securities held at June 30, 2003 or December 31, 2002. The Company holds trading account securities on a short-term basis based on market and liquidity conditions.

Bank-Owned Life Insurance
-------------------------

         The Company's investment in Bank-Owned Life Insurance ("BOLI") increased by $3.8 million; $3.3 million was acquired through the acquisition of BFFC and the cash surrender value of the insurance increased $491,000 at June 30, 2003. The BOLI is intended to provide funding for future employee benefit expense.


Deposits and Borrowed Funds
---------------------------

         Total deposits of $1.6 billion as of June 30, 2003 represented an increase of $190.0 million or 13.7% from $1.4 billion as of December 31, 2002. Non-interest-bearing deposits were $148.5 million as of June 30, 2003, approximately $13.6 million higher than the $134.9 million level as of December 31, 2002. Over the same period, interest-bearing deposits increased 14.0% or $176.1 million. Certificates of deposit under $100,000 increased $123.9 million from December 31, 2002 to June 30, 2003. Certificates of deposit over $100,000 and public funds decreased by $70.3 million from December 31, 2002 to June 30, 2003. The majority of the decrease was a result of brokered certificates of deposit and public fund maturities. The Company's marketing efforts focused on core and time deposit account growth in its retail markets, reducing the need for public funds and brokered certificates of deposit.

         The Company acquired $73.4 million in core deposits and $64.6 million in time deposits through the acquisition of BFFC. Deposits at these three branches increased 18.8% to $163.9 million at June 30, 2003 compared to January 3, 2003, the acquisition date.

         The Company's membership in the Federal Home Loan Bank System gives it the ability to borrow funds from the Federal Home Loan Bank of Chicago for short- or long-term purposes under a variety of programs. The loans are used to fund growth and permit the Banks to extend term maturities, reduce funding costs and manage interest rate risk exposures more effectively.

         Federal Home Loan Bank advances were $255.8 million at June 30, 2003 and $219.5 million at December 31, 2002. FHLB advances increased as a result of the $33.0 million acquired through BFFC. The Company has converted $67.5 million of its FHLB advances from fixed rate debt to floating rate through interest rate swap transactions in December 2002. These swap transactions resulted in a $382,000 and $754,000 decrease in interest expense for the three and six months ended June 30, 2003. The weighted average rate for Federal Home Loan Bank advances was 4.80% during the six months ended June 30, 2003, with a range of maturities between one and ten years.


         Borrowed funds are listed below:

                                                        JUNE 30,    DECEMBER 31,
                                                          2003          2002
                                                          ----          ----
                                                            (IN THOUSANDS)
         Federal Home Loan Bank (FHLB) advances
           to bank subsidiaries                      $   258,594    $   219,500
         Revolving line of credit                          7,500          2,000
                                                     -----------    -----------

              Total notes payable                    $   266,094    $   221,500
                                                     ===========    ===========

         The Company has a credit agreement with a correspondent bank (the "Credit Agreement"), which provides the Company with a revolving line of credit with a maximum availability of $10.0 million and $25.0 million for June 30, 2003 and December 31, 2002, respectively. This revolving line of credit matures on January 30, 2004.

         Amounts outstanding under the Company's revolving line of credit represent borrowings incurred to provide capital contributions to the Banks to support their growth. The Company makes interest payments, at its option, at the 30-, 60-, 90-, or 180-day London Inter-Bank Offered Rate ("LIBOR") plus 120 basis points or the prime rate less 25 basis points. At July 30, 2003, the Company had $7.5 million outstanding.

         The revolving line of credit included the following covenants at June 30, 2003: (1) the banks must not have nonperforming assets in excess of 25% of Tier 1 capital plus the loan loss allowance; (2) the Company and each subsidiary bank must be considered well capitalized; (3) the Company must maintain consolidated tangible net worth (as defined in the credit agreement) of not less than $70 million; and (4) consolidated net income for the four previous quarters combined must be at least $5.5 million. The Company was in compliance with these covenants at June 30, 2003.

         The Company also utilizes securities sold under repurchase agreements as a source of funds. Most local municipalities and some other organizations must have funds insured or collateralized pursuant to their own policies. Repurchase agreements provide a source of funds and do not increase the Company's reserve requirement. Although the balance of repurchase agreements is subject to variation, particularly seasonal variation, the account relationships represented by these balances are principally local and have been maintained for relatively long periods of time. The Company had $193.1 million in securities sold under repurchase agreements at June 30, 2003 compared to $185.1 million at December 31, 2002. The Company had $3.8 million in federal funds purchased at June 30, 2003 compared to $20.8 million at December 31, 2002.

         The Company issued 10% junior subordinated debentures aggregating $20.0 million to MBHI Capital Trust I, a wholly-owned subsidiary of the Company. The junior subordinated debentures pay interest on a quarterly basis and will mature on June 7, 2030. The junior subordinated debentures can be redeemed in whole or in part, beginning June 7, 2005.

         MBHI Capital Trust II ("Trust II") issued $15.0 million in aggregate liquidation amount of trust preferred securities in a private placement offering. Simultaneously with the issuance of the trust preferred securities by Trust II, the Company issued an equivalent amount of junior subordinated debentures to Trust II. The junior subordinated debentures are the sole assets of Trust II. The junior subordinated debentures and the trust preferred securities pay distributions and dividends, respectively, on a quarterly basis, which are included in interest expense. The interest rate payable on the debentures and the trust preferred securities resets quarterly, and is equal to LIBOR plus 3.45% (4.74% at June 30, 2003), provided that this rate cannot exceed 12.5% through the interest payment date in November 2007. The junior subordinated debentures will mature on November 7, 2032, at which time the preferred securities must be redeemed.

Capital Resources
-----------------

         Stockholders' equity increased $44.9 million or 39.1% to $159.9 million at June 30, 2003 from $115.0 million at December 31, 2002. Total capital to average risk based capital increased to 11.9% on June 30, 2003 from 11.7% on December 31, 2002. During January 2003, the Company issued 1,599,088 shares of common stock due to the acquisition of BFFC. The purchase price for that acquisition totaled $30.4 million. On March 26, 2003, stockholders' equity increased by $4.0 million due to the payoff of a loan by certain related parties of the Company. See Note 11.

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

         The Company and each of the Banks were considered well capitalized as of June 30, 2003 and December 31, 2002. Management is not aware of any conditions or events since the most recent regulatory notification that would change the Company's or the Banks' categories.


         Capital levels and minimum required levels (dollars in thousands):

                                                                   AS OF JUNE 30, 2003
                                    ----------------------------------------------------------------------------
                                                                                             MINIMUM REQUIRED
                                                                    MINIMUM REQUIRED            TO BE WELL
                                              ACTUAL              FOR CAPITAL ADEQUACY          CAPITALIZED
                                              ------              --------------------          -----------
                                       AMOUNT        RATIO        AMOUNT        RATIO       AMOUNT        RATIO
                                       ------        -----        ------        -----       ------        -----
                                                                     (IN THOUSANDS)
Total capital to risk-weighted
  assets
    Company                         $   190,477      11.7%    $   130,643        8.0%   $   163,303       10.0%





    Midwest Bank and
      Trust Company                     166,644      11.3         117,477        8.0        146,847       10.0
    Midwest Bank of Western
      Illinois                           20,316      12.4          13,114        8.0         16,392       10.0

Tier I capital to risk-weighted
  assets
    Company                             178,432      10.9          65,321        4.0         97,982        6.0
    Midwest Bank and
      Trust Company                     155,633      10.6          58,739        4.0         88,108        6.0
    Midwest Bank of Western
      Illinois                           19,282      11.8           6,557        4.0          9,835        6.0

Tier I capital to average assets
    Company                         $   178,432       8.0%    $    89,220        4.0%   $   111,525        5.0%
    Midwest Bank and
      Trust Company                     155,633       8.1          77,112        4.0         96,390        5.0
    Midwest Bank of Western
      Illinois                           19,282       6.7          11,556        4.0         14,446        5.0


                                                                AS OF DECEMBER 31, 2002
                                    ----------------------------------------------------------------------------
                                                                                             MINIMUM REQUIRED
                                                                    MINIMUM REQUIRED            TO BE WELL
                                              ACTUAL              FOR CAPITAL ADEQUACY          CAPITALIZED
                                              ------              --------------------          -----------
                                       AMOUNT        RATIO        AMOUNT        RATIO       AMOUNT        RATIO
                                       ------        -----        ------        -----       ------        -----
                                                                 (DOLLARS IN THOUSANDS)
Total capital to risk-weighted
  assets
    Company                         $   154,740      11.7%    $   105,876        8.0%   $   132,345       10.0%
    Midwest Bank and
      Trust Company                     129,364      11.1          93,568        8.0        116,960       10.0
    Midwest Bank of Western
      Illinois                           19,615      13.2          11,871        8.0         14,838       10.0

Tier I capital to risk-weighted
  assets
    Company                             138,197      10.4          52,938        4.0         79,407        6.0
    Midwest Bank and
      Trust Company                     114,744       9.8          46,784        4.0         70,176        6.0
    Midwest Bank of Western
      Illinois                           18,400      12.4           5,935        4.0          8,903        6.0

Tier I capital to average assets
    Company                             138,197       7.0          78,872        4.0         98,590        5.0
    Midwest Bank and
      Trust Company                     114,744       6.8          67,472        4.0         84,341        5.0
    Midwest Bank of Western
      Illinois                           18,400       6.7          10,984        4.0         13,730        5.0


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

         Net cash inflows provided by operations were $32.0 million for the six months ended June 30, 2003 compared to $19.3 million a year earlier. Net cash outflows from investing activities were $43.7 million in the first six months of 2003 compared to a net cash outflow of $66.3 million a year earlier. Cash inflows from financing activities for the six months ended June 30, 2003 were $46.2 million compared to a net inflow of $88.9 million in 2002.

         In the event of short-term liquidity needs, the Banks may purchase federal funds from correspondent banks. In addition, the Company has established repurchase agreements and brokered certificates of deposit arrangements with various financial sources. The Company's membership in the Federal Home Loan Bank System gives it the ability to borrow funds from the Federal Home Loan Bank of Chicago for short- or long-term purposes under a variety of programs. The Company also has a $10.0 million revolving line of credit of which $2.5 million is available.

         The Banks also have various funding arrangements with commercial and investment banks providing up to $2.3 billion of available funding sources in the form of Federal funds lines, repurchase agreements, and brokered certificate of deposit programs. Unused capacity under these lines was $1.8 billion at June 30, 2003. The Banks maintain these funding arrangements to achieve favorable costs of funds, manage interest rate risk, and enhance liquidity in the event of deposit withdrawals.

         Interest received net of interest paid was a principal source of operating cash inflows for the three and six months ended June 30, 2003 and June 30, 2002, respectively. Management of investing and financing activities and market conditions determine the level and the stability of net interest cash flows.

Management's policy is to mitigate the impact of changes in market interest rates to the extent possible so that balance sheet growth is the principal determinant of growth in net interest cash flows.

       ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Sensitivity Analysis
----------------------------------

         The Company's overall interest rate sensitivity is demonstrated by net interest income analysis. Net interest income analysis measures the change in net interest income in the event of hypothetical changes in interest rates. This analysis assesses the risk of change in net interest income in the event of sudden and sustained 1.0% to 2.0% increases and 1.0% decrease in market interest rates. The table below presents the Company's projected changes in net interest income for the various rate shock levels at June 30, 2003. The base scenario is a forecast of net interest income over the next twelve months based on a static balance sheet as of June 30, 2003.

                                                 NET INTEREST INCOME
                                ------------------------------------------------
                                     AMOUNT          $ CHANGE           % CHANGE
                                     ------          --------           --------
                                              (DOLLARS IN THOUSANDS)


               +200 bp          $    64,927        $   (3,108)           (4.57)%
               +100 bp               66,367            (1,668)           (2.45)
                Base                 68,035                 -                -
               -100 bp               68,002               (32)            0.05


         As shown above, at June 30, 2003, the effect of an immediate 100 basis point decrease in interest rates would decrease the Company's net interest income by 0.05% or $32,000. The effect of an immediate 200 basis point increase in rates would decrease the Company's net interest income by 4.57% or $3.1 million.

         The projected changes in the Company's net interest income for the various rate shock levels at December 31, 2002 were as follows:

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

                        ITEM 4 - CONTROLS AND PROCEDURES

         As of the end of the period covered by this report, the Company's Chief Executive Officer and Chief Financial Officer carried out an evaluation, with the participation of other members of management as they deemed appropriate, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as contemplated by Exchange Act Rule 13a-15. Based upon, and as of the date of that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective, in all material respects, in timely alerting them to material information relating to the Company (and its consolidated subsidiaries) required to be included in the periodic reports the Company is required to file and submit to the SEC under the Exchange Act. While management concluded that its disclosure controls and procedures are adequate in all material respects for SEC reporting purposes, the Company is currently reviewing its policies and procedures regarding identification and classification of problem loans and its asset quality review process in an effort to avoid subsequent changes to previously reported financial results.

         There have been no significant changes to the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date that the internal controls were most recently evaluated nor were there identified any significant deficiencies or material weaknesses requiring corrective actions other than noted as follows. The Company's management is addressing a reportable condition, i.e. one with significant deficiencies in the design or operation of internal control, and other risk management concerns that have been raised by the former external auditor and bank regulators. The Company is currently reviewing its asset quality review policies and procedures and may implement additional processes and controls to strengthen its risk management. The Company's management, including the Chief Executive Officer and the Chief Financial Officer, does not expect that its disclosure controls or its internal controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable assurance that the objectives of the control system are met. Further, the design of a control system will take into account resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, any system of controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; in addition, over time, controls may need to be changed in order to address changes in conditions, or other factors in order to remain effective. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected. However, the Company's management believes its system of controls provides reasonable assurances that the information required to be disclosed in the Company's Exchange Act reports is recorded, processed, summarized and reported within the time frames specified in the SEC's rules and forms.

               SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES
                          LITIGATION REFORM ACT OF 1995

         This report contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The Company intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 and is including this statement for purposes of these safe harbor provisions. Forward-looking statements, which are based on certain assumptions and describe future plans, strategies and expectations of the Company, are generally identifiable by use of the words "believe," "expect," "intend," "anticipate," "estimate," "project" or similar expressions. The Company's ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse effect on the operations and future prospects of the Company and its subsidiaries, including its ability to implement its growth strategies, include, but are not limited to, changes in interest rates; general economic conditions; legislative or regulatory changes; monetary and fiscal policies of the U.S. government, including policies of the U.S. Treasury and the Federal Reserve Board; possible administrative or enforcement action or similar direction of federal or state banking regulators in connection with any material failure of any of the Banks to comply with applicable banking laws, rules, and regulations; the quality or composition of the loan or investment portfolios; the adequacy of the Company's allowance for loan losses; demand for loan products; deposit flows; competition; demand for financial services in the Company's market area; the Company's ability to fully integrate the operations and branch offices acquired as a result of the acquisition of Big Foot Financial Corp.; and changes in accounting principles, policies and guidelines. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements.

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

           None

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

           None

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

           The annual meeting of stockholders of the Company was held on May 21, 2003. Three proposals were submitted to a vote of the stockholders as described in the Company's proxy statement dated April 23, 2003. The following is a brief description of the matters voted upon, as well as the outcome of the vote:


           1. To elect three members to serve on the Company's Board of Directors for a term of three years: The nominees were Messrs. Angelo DiPaolo, Joseph Rizza, and Leon Wolin.

                To elect Angelo DiPaolo for a three year term:
                    Votes For:           14,771,739
                    Abstain:                397,699

                To elect Joseph Rizza for a three year term:
                    Votes For:           14,440,799
                    Abstain:                728,639

                To elect Leon Wolin for a three year term:
                    Votes For:           14,406,790
                    Abstain:                762,648



ITEM 5.    OTHER INFORMATION

           None


ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

         (a)  Exhibits

                  The following exhibits are either filed as part of this report or are incorporated herein by reference:

         3.1 Restated Certificate of Incorporation, as amended (incorporated by reference to Registrant's Registration Statement on Form S-1, Registration No. 333-42827).
         3.2 Certificate of Amendment of Restated Certificate of Incorporation (incorporated by reference to Registrant's Form 10-Q for the quarter ended June 30, 2002, File No. 001-13735).
         3.3 Restated By-laws, as amended (incorporated by reference to Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998, File No. 0-29652).
         3.4 Amendment of Restated By-laws (incorporated by reference to Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2000, File No. 0-29652).
         4.1 Specimen Common Stock Certificate (incorporated by reference to Registrant's Registration Statement on Form S-1, Registration No. 333-042827).
         4.2 Certain instruments defining the rights of the holders of long-term debt of the Company and certain of its subsidiaries, none of which authorize a total amount of indebtedness in excess of 10% of the assets of the Company and its subsidiaries on a consolidated basis, have not been filed as Exhibits. The Company hereby agrees to furnish a copy of any of these agreements to the SEC upon request.
         31.1     Certification of Chief Executive Officer
         31.2     Certification of Chief Financial Officer
         32.1 Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 from the Company's Chief Executive Officer and Chief Financial Officer.

         (b)      Reports on Form 8-K

                  Current Report on Form 8-K dated April 16, 2003, filed with the SEC on April 17, 2003.

                  Current Report on Form 8-K/A dated April 29, 2003, filed with the SEC on May 6, 2003.

                  Current Report on Form 8-K dated May 9, 2003, filed with the SEC on May 12, 2003.

                  Current Report on Form 8-K dated May 14, 2003, filed with the SEC on May 14, 2003.

                  Current Report on Form 8-K/A dated April 29, 2003, filed with the SEC on May 19, 2003.

                  Current Report on Form 8-K dated May 16, 2003, filed with the SEC on May 20, 2003.

                  Current Report on Form 8-K dated June 25, 2003, filed with the SEC on June 27, 2003.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:    July 30, 2003

                                                     MIDWEST BANC HOLDINGS, INC.
                                                     (Registrant)

                                                     By: /s/ Brad A. Luecke
                                                     ---------------------------
                                                     Brad A. Luecke,
                                                     President and
                                                     Chief Executive Officer

                                                     By: /s/ Daniel R. Kadolph
                                                     ---------------------------
                                                     Daniel R. Kadolph,
                                                     Senior Vice President
                                                     and Chief Financial Officer

                                    EXHIBITS


3.1 Restated Certificate of Incorporation, as amended (incorporated by reference to Registrant's Registration Statement on Form S-1, Registration No. 333-42827).
3.2 Certificate of Amendment of Restated Certificate of Incorporation (incorporated by reference to Registrant's Form 10-Q for the quarter ended June 30, 2002, File No. 001-13735.
3.3 Restated By-laws, as amended (incorporated by reference to Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998, File No. 0-29652).
3.4 Amendment of Restated By-laws (incorporated by reference to Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2000, File No. 0-29652).
4.1 Specimen Common Stock Certificate (incorporated by reference to Registrant's Registration Statement on Form S-1, Registration No. 333-042827).
4.2 Certain instruments defining the rights of the holders of long-term debt of the Company and certain of its subsidiaries, none of which authorize a total amount of indebtedness in excess of 10% of the assets of the Company and its subsidiaries on a consolidated basis, have not been filed as Exhibits. The Company hereby agrees to furnish a copy of any of these agreements to the SEC upon request.
31.1     Certification of Chief Executive Officer
31.2     Certification of Chief Financial Officer
32.1 Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 from the Company's Chief Executive Officer and Chief Financial Officer.