Form 10-Q
period 2003-09-30
MIDWEST BANC HOLDINGS INC
filed 2003-11-12
CIK 1051379

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                    FORM 10-Q

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
                For the Quarterly Period ended September 30, 2003

                        Commission File Number: 001-13735

                            ------------------------

                           MIDWEST BANC HOLDINGS, INC.
             (Exact name of Registrant as specified in its charter.)



                DELAWARE                                  36-3252484
     (State or other jurisdiction of           (I.R.S. Employer Identification
     incorporation or organization)                        Number)

           501 W. NORTH AVE.
         MELROSE PARK, ILLINOIS                            60160
(Address of principal executive offices)                (ZIP code)

-------------------------------------------------------------------------------


                                 (708) 865-1053
              (Registrant's telephone number, including area code)

         Indicate by checkmark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [] No [X]

         Indicate by checkmark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [ ]

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


------------------------------------     ---------------------------------------
               CLASS                         OUTSTANDING AT NOVEMBER 12, 2003
------------------------------------     ---------------------------------------
     Common, par value $.01                           17,840,562
------------------------------------     ---------------------------------------

                           MIDWEST BANC HOLDINGS, INC.

                                    FORM 10-Q

                                TABLE OF CONTENTS



                                                                     Page Number
                                                                     -----------

                                     PART I

Item 1.     Financial Statements............................................   1

Item 2.     Management's Discussion and Analysis of Financial Condition

              and Results of Operations.....................................  16

Item 3.     Quantitative and Qualitative Disclosures about Market Risk......  32

Item 4.     Controls and Procedures.........................................  33

                                  PART II

Item 1.     Legal Proceedings...............................................  35

Item 2.     Changes in Securities and Use of Proceeds.......................  35

Item 3.     Defaults Upon Senior Securities.................................  35

Item 4.     Submission of Matters to a Vote of Security Holders.............  35

Item 5.     Other Information...............................................  35

Item 6.     Exhibits and Reports on Form 8-K................................  35

Form 10-Q   Signature Page..................................................  37

                           MIDWEST BANC HOLDINGS, INC.
                     CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                                 (IN THOUSANDS)

                                                            SEPTEMBER 30,      DECEMBER 31,
                                                                2003               2002
                                                                ----               ----

ASSETS
Cash and cash equivalents                                 $        88,432    $       49,687
Securities available-for-sale                                     893,310           651,873
Securities held-to-maturity                                        68,302           118,620
Loans                                                           1,060,448         1,136,704
Allowance for loan losses                                         (14,452)          (20,754)
                                                           --------------    --------------
    Net loans                                                   1,045,996         1,115,950
Cash value of life insurance                                       24,672            20,634
Premises and equipment, net                                        27,512            18,999
Other real estate                                                   7,782               533
Core deposit and other intangibles, net                             3,234               244
Goodwill                                                            5,581             4,360
Due from broker                                                    40,810                 -
Other assets                                                       48,223            28,147
                                                           --------------    --------------
    Total assets                                          $     2,253,854    $    2,009,047
                                                          ===============    ==============

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Deposits
    Non-interest-bearing                                  $       154,637    $      134,858
    Interest-bearing                                            1,421,370         1,255,790
                                                           --------------    --------------
       Total deposits                                           1,576,007         1,390,648
Federal funds purchased                                               325            20,825
Securities sold under agreements to repurchase                    205,180           185,057
Advances from the Federal Home Loan Bank                          256,751           219,500
Trust preferred securities                                         35,000            35,000
Note payable                                                        7,500             2,000
Due to broker                                                           -            20,582
Other liabilities                                                  29,357            20,484
                                                           --------------    --------------
    Total liabilities                                           2,110,120         1,894,096
                                                           --------------    --------------

STOCKHOLDERS' EQUITY
Preferred stock                                                         -                 -
Common stock                                                          187               171
Surplus                                                            64,234            29,366
Retained earnings                                                  97,873            87,105
Accumulated other comprehensive income (loss)                     (10,705)            7,145
Treasury stock, at cost                                            (7,855)           (8,836)
                                                           --------------    --------------
    Total stockholders' equity                                    143,734           114,951
                                                           --------------    --------------

       Total liabilities and stockholders' equity         $     2,253,854    $    2,009,047
                                                          ===============    ==============


     See accompanying notes to unaudited consolidated financial statements.

                           MIDWEST BANC HOLDINGS, INC.
                  CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                 THREE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                2003          2002
                                                                ----          ----
INTEREST INCOME
Loans                                                      $    17,023    $    19,114
Securities
    Taxable                                                      9,303          8,383
    Exempt from federal income taxes                               793            817
Trading account securities                                           -              -
Federal funds sold and other short-term investments                 18             39
                                                           -----------    -----------
       Total interest income                                    27,137         28,353

INTEREST EXPENSE
Deposits                                                         7,324          8,617
Federal funds purchased                                             62             72
Securities sold under agreements to repurchase                   1,559          1,047
Advances from the Federal Home Loan Bank                         2,606          3,328
Trust preferred securities                                         657            210
Note payable                                                        49             63
                                                           -----------    -----------
       Total interest expense                                   12,257         13,337
                                                           -----------    -----------

Net interest income                                             14,880         15,016

Provision for loan losses                                        7,743         10,915
                                                           -----------    -----------

Net interest income after provision for loan losses              7,137          4,101

OTHER INCOME
Service charges on deposits                                      1,481          1,489
Net gains on securities transactions                               917             97
Net trading account profits (losses)                              (144)             -
Option income                                                    1,952            335
Mortgage banking fees                                              295            208
Insurance and brokerage commissions                                582            385
Trust income                                                       147            134
Increase in cash surrender value of life insurance                 234            234
Other income                                                       326            165
                                                           -----------    -----------
    Total other income                                           5,790          3,047

OTHER EXPENSES
Salaries and employee benefits                                   6,119          5,227
Occupancy and equipment                                          1,648          1,136
Professional services                                              900            708
Other expenses                                                   1,998          1,234
                                                           -----------    -----------
    Total other expenses                                        10,665          8,305
                                                           -----------    -----------

Income (loss) before income taxes                                2,262         (1,157)
Provision for income taxes                                         (21)        (1,487)
                                                           -----------    -----------

NET INCOME                                                 $     2,283    $       330
                                                           ===========    ===========

Basic earnings per share                                   $      0.13    $      0.02
                                                           ===========    ===========
Diluted earnings per share                                 $      0.12    $      0.02
                                                           ===========    ===========
Cash dividends declared per common share                   $      0.12    $      0.10
                                                           ===========    ===========


     See accompanying notes to unaudited consolidated financial statements.

                           MIDWEST BANC HOLDINGS, INC.
           CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
                 THREE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                               2003          2002
                                                               ----          ----
Net income                                                $     2,283    $       330

Net increase (decrease) in fair value of securities
  classified as available-for-sale, net of income
  taxes and reclassification adjustments                      (16,838)         3,687
                                                          -----------    -----------

Comprehensive income (loss)                               $   (14,555)   $     4,017
                                                          ===========    ===========



     See accompanying notes to unaudited consolidated financial statements.

                           MIDWEST BANC HOLDINGS, INC.
                  CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                  NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                          2003           2002
                                                          ----           ----

INTEREST INCOME
Loans                                                $    55,207    $    55,654
Securities
    Taxable                                               27,002         27,765
    Exempt from federal income taxes                       2,382          1,808
Trading account securities                                    19              -
Federal funds sold and other short-term investments           85            112
                                                     -----------    -----------
    Total interest income                                 84,695         85,339

INTEREST EXPENSE
Deposits                                                  22,996         25,730
Federal funds purchased                                      163            264
Securities sold under agreements to repurchase             4,450          2,951
Advances from the Federal Home Loan Bank                   8,328          9,921
Trust preferred securities                                 1,962            958
Note payable                                                 123            168
                                                     -----------    -----------
    Total interest expense                                38,022         39,992
                                                     -----------    -----------

Net interest income                                       46,673         45,347

Provision for loan losses                                  9,488         12,392
                                                     -----------    -----------

Net interest income after provision for loan losses       37,185         32,955

OTHER INCOME
Service charges on deposits                                4,382          4,198
Net gains on securities transactions                       3,721          1,392
Net trading account profits (losses)                         (14)           348
Option income                                              4,968            989
Mortgage banking fees                                        960            440
Insurance and brokerage commissions                        1,596            988
Trust income                                                 451            430
Increase in cash surrender value of life insurance           725            702
Other income                                               1,003            503
                                                     -----------    -----------
    Total other income                                    17,792          9,990

OTHER EXPENSES
Salaries and employee benefits                            18,170         15,470
Occupancy and equipment                                    4,874          3,584
Professional services                                      3,367          1,982
Other expenses                                             5,710          3,991
                                                     -----------    -----------
    Total other expenses                                  32,121         25,027
                                                     -----------    -----------

Income before income taxes                                22,856         17,918
Provision for income taxes                                 6,388          4,887
                                                     -----------    -----------

NET INCOME                                           $    16,468    $    13,031
                                                     ===========    ===========

Basic earnings per share                             $      0.93    $      0.81
                                                     ===========    ===========
Diluted earnings per share                           $      0.91    $      0.79
                                                     ===========    ===========
Cash dividends declared per common share             $      0.32    $      0.30
                                                     ===========    ===========


     See accompanying notes to unaudited consolidated financial statements.

                           MIDWEST BANC HOLDINGS, INC.
           CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
                  NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                           2003          2002
                                                                           ----          ----


Net income                                                              $    16,468    $    13,031

Net increase (decrease) in fair value of securities classified as available-for-sale, net of income taxes and
  reclassification adjustments                                              (17,850)         8,609
                                                                        -----------    -----------

Comprehensive income (loss)                                             $    (1,382)   $    21,640
                                                                        ===========    ===========


     See accompanying notes to unaudited consolidated financial statements.

                           MIDWEST BANC HOLDINGS, INC.
           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (UNAUDITED)
                  NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                ACCUMULATED
                                                                                   OTHER                     TOTAL
                                                                                  COMPRE-                   STOCK-
                                         COMMON                    RETAINED       HENSIVE     TREASURY     HOLDERS'
                                          STOCK        SURPLUS     EARNINGS    INCOME/(LOSS)    STOCK       EQUITY

Balance, January 1, 2002                $     114    $  29,587    $  77,256     $ (1,057)    $ (9,686)    $  96,214

Cash dividends declared ($0.30
  per share)                                    -            -       (4,843)           -            -        (4,843)
Purchase of 25,000 shares of
  treasury stock                                -            -            -            -         (390)         (390)
Issuance of common stock
  upon acquisition and exercise of
  stock options, net of tax benefit             -         (195)           -            -        1,426         1,231
Comprehensive income
    Net income                                  -            -       13,031            -            -        13,031
    Net increase in fair value of
      securities classified as available-
      for-sale, net of income taxes and
      reclassification adjustments              -            -            -        8,609            -         8,609
                                                                                                          ---------
       Total comprehensive income                                                                            21,640
                                        ---------    ---------    ---------     --------     --------     ---------

Balance, September 30, 2002             $     114    $  29,392    $  85,444     $  7,552     $ (8,650)    $ 113,852
                                        =========    =========    =========     ========     ========     =========

Balance, January 1, 2003                $     171    $  29,366    $  87,105     $  7,145     $ (8,836)    $ 114,951

Cash dividends declared ($0.32
  per share)                                    -            -       (5,700)           -            -        (5,700)
Issuance of 1,599,088 shares of
  common stock upon acquisition of
  Big Foot Financial Corp.                     16       30,448            -            -            -        30,464
Issuance of common stock
  upon exercise of
  stock options, net of tax benefit             -          387            -            -          981         1,368
Capital contribution from loan
  payoff by related parties                     -        4,033            -            -            -         4,033
Comprehensive income
    Net income                                  -            -       16,468            -            -        16,468
    Net decrease in fair value of
      securities classified as available-
      for-sale, net of income taxes and
      reclassification adjustments              -            -            -      (17,850)           -       (17,850)
                                                                                                          ---------
       Total comprehensive (loss)                                                                            (1,382)
                                        ---------    ---------    ---------     --------     --------     ---------
Balance, September 30, 2003             $     187    $  64,234    $  97,873     $(10,705)    $ (7,855)    $ 143,734
                                        =========    =========    =========     ========     ========     =========


     See accompanying notes to unaudited consolidated financial statements.

                           MIDWEST BANC HOLDINGS, INC.
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                  NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002
                                 (IN THOUSANDS)

                                                                         2003          2002
                                                                         ----          ----
CASH FLOWS FROM OPERATING ACTIVITIES
    Net income                                                      $    16,468    $    13,031
    Adjustments to reconcile net income to net cash
      provided by operating activities
       Depreciation                                                       1,799          1,688
       Provision for loan losses                                          9,488         12,392
       Amortization of other intangibles                                    371             37
       Amortization of premiums and discounts on securities, net          8,706          2,883
       Net gain on sale of securities                                    (3,721)        (1,392)
       Net (gain) loss on sales of trading account securities                14           (348)
       Federal Home Loan Bank stock dividend                               (970)          (517)
       Originations of real estate loans held for sale                  (78,104)       (46,237)
       Proceeds from real estate loans originated held for sale          82,152         46,006
       Increase in cash surrender value of life insurance                  (725)          (702)
       Deferred income taxes                                            (11,521)         5,106
       (Gain) loss on sale of other real estate                             300             (9)
       Change in other assets                                               296         (7,409)
       Change in other liabilities                                        3,996         (1,458)
                                                                    -----------    -----------
          Net cash from operating activities                             28,549         23,071

CASH FLOWS FROM INVESTING ACTIVITIES
    Sales and maturities of securities available-for-sale               380,525        299,308
    Principal payments on securities                                    292,338        137,315
    Purchase of securities available-for-sale                          (937,054)      (408,381)
    Maturities of securities held-to-maturity                             1,900            900
    Sale of derivatives or futures contracts                             (6,217)             -
    Net (increase) decrease in loans                                     68,910       (131,243)
    Proceeds from sale of mortgage loans                                142,546              -
    Cash received (paid), net of cash and cash equivalents
       in acquisition and stock issuance                                 17,783         (1,008)
    Proceeds from sale of other real estate                               1,575            261
    Property and equipment expenditures, net                             (1,055)          (830)
                                                                    -----------    -----------
       Net cash from investing activities                               (38,749)      (103,678)

CASH FLOWS FROM FINANCING ACTIVITIES
    Net increase in deposits                                             47,630        142,476
    Borrowings                                                            5,500          6,300
    Repayment of borrowings                                                   -         (8,500)
    Dividends paid                                                       (5,176)        (4,834)
    Change in securities sold under agreements to
      repurchase and federal funds purchased                               (377)       (32,923)
    Repurchase of common stock                                                -           (390)
    Proceeds from exercised stock options                                 1,368            814
                                                                    -----------    -----------
       Net cash from financing activities                                48,945        102,943
                                                                    -----------    -----------
Increase in cash and cash equivalents                                    38,745         22,336

Cash and cash equivalents at beginning of period                         49,687         49,812
                                                                    -----------    -----------
Cash and cash equivalents at end of period                          $    88,432    $    72,148
                                                                    ===========    ===========


     See accompanying notes to unaudited consolidated financial statements.

                           MIDWEST BANC HOLDINGS, INC.
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                   (CONTINUED)

                                                                            2003          2002
                                                                            ----          ----
Supplemental disclosures
    Cash paid during the year for
       Interest                                                       $    38,130    $    39,801
       Income Taxes                                                         5,665          8,757
    Amount due to broker for purchases of securities                            -         10,715
    Amount due from broker for purchases of securities                     40,810              -
    Transfer from available-for-sale securities to held-to-maturity             -         99,841
    Real estate acquired in settlement of loans                             9,124            142

Supplemental schedule of noncash investing activities
    Acquisitions
    Noncash assets acquired:
       Investment securities available for sale                       $    17,065    $         -
       Loans, net                                                         157,477              -
       Premises and equipment, net                                          9,257            139
       Goodwill, net                                                        1,221            761
       Other intangibles, net                                               3,361            300
       Other assets                                                         5,930              -
                                                                      -----------    -----------
          Total noncash assets acquired                               $   194,311    $     1,200
                                                                      ===========    ===========
    Liabilities assumed:
       Deposits                                                           137,729              -
       FHLB advances                                                       36,727              -
       Accrued expenses and other liabilities                               7,557              -
                                                                      -----------    -----------
          Total liabilities assumed                                       182,013              -
                                                                      -----------    -----------
              Net noncash assets acquired                             $    12,298    $     1,200
                                                                      ===========    ===========
                Cash and cash equivalents acquired                    $    19,688    $         -
                                                                      ===========    ===========


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

         The annualized results of operations for the three months and nine months ended September 30, 2003 are not necessarily indicative of the results expected for the full year ending December 31, 2003.

NOTE 2 - BUSINESS COMBINATION

          On January 3, 2003, the Company acquired Big Foot Financial Corp. ("BFFC") through the issuance of approximately 1,599,088 shares of common stock at $18.81 per share and cash paid of $1.4 million, and incurred acquisition costs of $557,000, resulting in total consideration of $32.0 million. This purchase price generated approximately $1.2 million in goodwill. BFFC was merged into the Company, and its banking subsidiary was merged into and became branches of Midwest Bank and Trust Company. At closing the Company transferred $3.4 million of securities categorized as held-to-maturity to available-for-sale under permissible provisions of FASB Statement No. 115. During the first quarter of 2003, the Company sold the mortgage loans and mortgage servicing rights of $141.9 million of the acquired loans on a non-recourse basis.

         The business combination is accounted for under the purchase method of accounting. Accordingly, the results of operations of BFFC been included in the Company's results of operations since January 3, 2003, the date of acquisition. Under this method of accounting, the purchase price is allocated to the respective assets acquired and liabilities assumed based on their estimated fair values. The excess of purchase price over the net assets acquired is recorded as goodwill. The purchase price allocation has not been finalized.

         The following is the unaudited proforma consolidated results of operation of the Company for the three months and nine months ended September 30, 2002 as though BFFC had been acquired as of January 1, 2002.

                                  (In thousands, except per share data)
                             Three months ended         Nine months ended
                             September 30, 2002         September 30, 2002
                             ------------------         ------------------
Net interest income             $17,075                      $51,491
Net income                          725                       14,108
Basic Earnings per share           0.04                         0.80
Diluted Earnings per share         0.04                         0.78


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

Intangible asset disclosures are as follows (in thousands):


                                                      SEPTEMBER 30, 2003                   DECEMBER 31, 2002
                                                 -----------------------------------  -----------------------------------
                                                   GROSS CARRYING     ACCUMULATED      GROSS CARRYING      ACCUMULATED
                                                      AMOUNT         AMORTIZATION         AMOUNT          AMORTIZATION
                                                 ----------------- -----------------  ----------------  -----------------

AMORTIZED INTANGIBLE ASSETS:
Core deposit and other intangibles               $          3,661  $           (427)  $           300   $            (56)

AGGREGATE INTANGIBLE AMORTIZATION EXPENSE:
For the three months ended September 30, 2003    $            124
For the nine months ended September 30, 2003                  371

ESTIMATED INTANGIBLE AMORTIZATION EXPENSE:
For the year ending December 31, 2003            $            495
For the year ending December 31, 2004                         495
For the year ending December 31, 2005                         495
For the year ending December 31, 2006                         439
For the year ending December 31, 2007                         420


The following tables present the changes in the carrying amount of goodwill and other intangibles during the nine months ended September 30, 2003 and the year ended December 31, 2002 (in thousands):


                                              SEPTEMBER 30, 2003
                                    ----------------------------------------
                                          GOODWILL         CORE DEPOSIT AND
                                                         OTHER INTANGIBLES
                                    -------------------- -------------------

Balance at beginning of period      $             4,360  $              244
Amortization expense                                  -                (371)
Goodwill and intangibles acquired                 1,221               3,361
                                    -------------------  ------------------
Balance at end of period            $             5,581  $            3,234
                                    ===================  ==================


                                               DECEMBER 31, 2002
                                    -----------------------------------------
                                          GOODWILL         CORE DEPOSIT AND
                                                          OTHER INTANGIBLES
                                    -------------------- --------------------

Balance at beginning of year        $             3,524  $                -
Amortization expense                                  -                 (56)
Goodwill and intangibles acquired                   836                 300
                                    -------------------  ------------------
Balance at end of year              $             4,360  $              244
                                    ===================  ==================


NOTE 4 - EARNINGS PER SHARE

         For purposes of per share calculations, the Company had 17,841,000 and 16,164,000 shares of common stock outstanding at September 30, 2003 and 2002, respectively. Basic earnings per share for the three months and nine months ended September 30, 2003 and 2002 were computed by dividing net income by the weighted average number of shares outstanding. Diluted earnings per share for the three and nine months ended September 30, 2003 and 2002 were computed by dividing net income by the weighted average number of shares outstanding, adjusted for the dilutive effect of the outstanding stock options. Computations for basic and diluted earnings per share as of these dates are provided below.


                                                           FOR THE THREE MONTHS           FOR THE NINE MONTHS
                                                            ENDED SEPTEMBER 30,           ENDED SEPTEMBER 30,
                                                             2003          2002            2003          2002
                                                             ----          ----            ----          ----
                                                                  (IN THOUSANDS, EXCEPT PER SHARE DATA)
Basic
    Net income                                         $     2,283     $       330    $    16,468    $    13,031
                                                       ===========     ===========    ===========    ===========
    Weighted average common shares outstanding              17,816          16,160         17,781         16,122
                                                       ===========     ===========    ===========    ===========
    Basic earnings per common share                    $      0.13     $     0.02     $      0.93    $      0.81
                                                       ===========     ===========    ===========    ===========
Diluted
    Net income                                         $     2,283     $       330    $    16,468    $    13,031
                                                       ===========     ===========    ===========    ===========
    Weighted average common shares outstanding              17,816          16,160         17,781         16,121
    Diluted effect of stock options                            458             476            411            398
                                                       -----------     -----------    -----------    -----------
    Dilutive average common shares                          18,274          16,636         18,192         16,519
                                                       ===========     ===========    ===========    ===========
    Diluted earnings per common share                  $      0.12     $      0.02    $      0.91    $      0.79
                                                       ===========     ===========    ===========    ===========

         All outstanding options were included in the computation of diluted earnings per share for the three months and nine months ended September 30, 2003 and 2002.

NOTE 5 - STOCK OPTIONS

         During the first nine months of 2003, 103,000 stock options were granted at an exercise price of $18.34 per share. In addition, during the first nine months of 2003, there were 87,444 outstanding options exercised. Total stock options outstanding were 1,097,188 at September 30, 2003 with exercise prices ranging between $5.42 and $18.34 and expiration dates between 2006 and 2013.

NOTE 6 - ISSUANCE OF TRUST PREFERRED SECURITIES

         In May 2000, the Company formed MBHI Capital Trust I (the "Trust"). The Trust is a statutory business trust formed under the laws of the State of Delaware and is wholly-owned by the Company. In June 2000, the Trust issued 10% preferred securities with an aggregate liquidation amount of $20.0 million ($25 per preferred security) to third-party investors. The Company then issued 10% junior subordinated debentures aggregating $20.0 million to the Trust. The junior subordinated debentures are the sole assets of the Trust. The junior subordinated debentures and the preferred securities pay distributions and dividends, respectively, on a quarterly basis, which are included in interest expense. The junior subordinated debentures will mature on June 7, 2030, at which time the preferred securities must be redeemed. The junior subordinated debentures and preferred securities can be redeemed contemporaneously, in whole or in part, beginning June 7, 2005 at a redemption price of $25 per preferred security. The Company has provided a full, irrevocable and unconditional guarantee on a subordinated basis of the obligations of the Trust under the preferred securities in the event of the occurrence of an event of default, as defined in such guarantee.

         In October 2002, the Company formed MBHI Capital Trust II (the "Trust II"), a statutory trust formed under the laws of the State of Delaware and a wholly owned financing subsidiary of the Company. In October 2002, Trust II issued $15.0 million in aggregate liquidation amount of trust preferred securities in a private placement offering. Simultaneously with the issuance of the trust preferred securities by Trust II, the Company issued an equivalent amount of junior subordinated debentures to Trust II. The junior subordinated debentures are the sole assets of Trust II. The junior subordinated debentures and the trust preferred securities pay distributions and dividends, respectively, on a quarterly basis, which are included in interest expense. The interest rate payable on the debentures and the trust preferred securities resets quarterly, and is equal to LIBOR plus 3.45% (4.58% at September 30,

2003), provided that this rate cannot exceed 12.5% through the interest payment date in November 2007. The junior subordinated debentures will mature on November 7, 2032, at which time the preferred securities must be redeemed. The Company has provided a full, irrevocable, and unconditional guarantee on a subordinated basis of the obligations of Trust II under the preferred securities as set forth in such guarantee agreement.

NOTE 7 - DERIVATIVE INSTRUMENTS

         As of September 30, 2003, the Company has entered into various interest rate swap transactions, which result in the Company converting $137.5 million of its Federal Home Loan Bank Advance fixed rate debt to floating rate debt. The swap transactions require payment of interest by the Company at a rate equal to the three-month LIBOR plus a spread and, in turn, the Company receives a fixed rate.

         Summary information about interest rate swaps at September 30 are as follows:

                                                         2003            2002
                                                         ----            ----
         (Dollars in thousands)
              Notional amounts                       $   137,500    $         -
              Weighted average fixed rates received        5.46%
         Weighted average variable rates paid              3.28
         Weighted average maturity                   6.86 years
              Fair value                             $     1,183    $         -

         From time to time the Company has also bought and sold various put and call options with terms less than or equal to 90 days on the mortgage-backed securities and U.S. Treasury and government agency obligations held in its investment securities portfolio. These are stand-alone derivatives that are carried at their estimated fair value with the corresponding gain or loss recorded in option income. The Company had no put or call options outstanding at September 30, 2003 and 2002.

         In August 2002, the Company entered into a credit derivative transaction with a notional amount of $20.0 million for a term of five years, maturing August 30, 2007. The credit swap has a credit rating of Aa2/AA by Moody's and Standard and Poors. In November 2002, the Company entered a credit derivative transaction with a notional amount of $30.0 million for a term of five years, maturing November 27, 2007. The second credit swap has a credit rating of Aa1/AAA by Moody's and Standard and Poors. The notional amount, which is the Company's maximum credit risk, represents the maximum accounting loss that could be recognized at the reporting date if actual defaults exceeded certain thresholds. These are stand-alone derivatives with changes in the market value charged or credited to earnings on a quarterly basis. The Company receives fee income quarterly (1.25% of the notional amount on an annual basis) to cover potential credit losses in the event that actual defaults incurred by each underlying instrument exceed certain thresholds. On each inception date, the Company received 1% of the notional amount as payment for entering into each contract. There has been no material change at September 30, 2003 in the fair value of $500,000 since the Company entered into these credit derivatives. In both transactions, the underlying asset-backed security is $1.0 billion and is diversified amongst 100 companies.

         In September 2003, the Company entered into 2,000 U.S. Treasury 10-year note futures contracts with a notional value of $200.0 million and a delivery date of December 2003. The Company sold these contracts in order to hedge certain U.S. Agency notes held in its available-for-sale portfolio. The Company's objective was to preserve the market value of these U.S. Agency notes. These futures contracts are fair value hedges with the changes in market value of the futures contracts as well as the changes in the market value of the hedged items charged or credited to earnings on a quarterly basis. For the period ending September 30, 2003, the hedge ineffectiveness included in the net gains on securities transactions was a net loss of $194,000.

NOTE 8 - STOCK COMPENSATION

         Employee compensation expense under stock options is reported using the intrinsic value method. No stock-based compensation cost is reflected in net income, as all options granted had an exercise price equal to or greater than the market price of the underlying common stock at date of grant. The following table illustrates the effect on net income and earnings per share if expense was measured using the fair value recognition provisions of FASB Statement No. 123, "Accounting for Stock-Based Compensation" for three and nine months ended September 30, 2003 and 2002.


              IN THOUSANDS                                 2003 QTD      2002 QTD        2003 YTD      2002 YTD
                                                           --------      --------        --------      --------
   Net income as reported                                 $   2,283     $      330     $   16,468    $   13,031
     Deduct:  stock-based compensation expense
       determined under fair value base method                  113             80            338           241
                                                          ---------     ----------     ----------    ----------
     Pro forma net income                                 $   2,170     $      250     $   16,130    $   12,790
                                                          =========     ==========     ==========    ==========

   BASIC EARNINGS PER SHARE AS REPORTED                   $    0.13     $    0.02      $     0.93    $     0.81
     Pro forma basic earnings per share                        0.12          0.02            0.91          0.79

   DILUTED EARNINGS PER SHARE AS REPORTED                 $    0.12     $    0.02      $     0.91    $     0.79
     Pro forma diluted earnings per share                      0.12          0.02            0.89          0.77


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

(In thousands)                                   September 30,     December 31,
                                                     2003              2002
                                                     ----              ----
  Financial instruments whose contract amounts
    represent credit risk
      Unused lines of credit                     $    286,933    $    249,988
      Commitments to extend credit                     84,433          94,594
      Letters of credit                                25,254          20,329

         At September 30, 2003 and December 31, 2002, commitments to extend credit consisted of $4,305,000 and $18,933,000 of fixed rate loan commitments. These commitments are due to expire within 30 to 90 days of issuance and have rates ranging primarily from 4.50% to 7.50%. Substantially all of the unused lines of credit are at adjustable rates of interest.

         The credit risk amounts represent the maximum accounting loss that would be recognized at the reporting date if counterparties failed completely to perform as contracted and any collateral or security proved to be of no value. The Company has experienced little difficulty in accessing collateral when necessary. The amounts of credit risk shown therefore greatly exceed expected losses.

NOTE 10- CAPITAL CONTRIBUTION AND REGULATORY MATTERS

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

         On April 24, 2003, the Federal Reserve and the OBRE completed the on-site portion of their regularly scheduled examination of the Company's banking subsidiaries. The examination included, among other items, a review of the Company's over-all risk management, lending and credit review practices. The Company received the examination report during the third quarter of 2003 and, based upon discussions with the regulators, the Company expects some form of informal or formal regulatory action will be taken. As of this date, however, the Company has not received written notice of any such regulatory action.

         In its examination, the Federal Reserve noted deficiencies in the Company's risk management, credit administration, operational risk and internal controls, as well as certain residual issues involving market risk management remaining from its last examination. Management believes the Company has already addressed many of the issues raised in the regulatory examination, and new processes have been implemented to enhance overall risk-management and lending and credit review practices. The Company has entered into two consulting engagements with a leading financial services consulting firm to review its initiatives and recommend additional best practices appropriate and consistent for the organization.

NOTE 11 - RECENT ACCOUNTING PRONOUNCEMENTS

         Guarantees: The Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an interpretation of FASB Statement Nos. 5, 57 and 107 and Rescission of FASB Interpretation No. 34. This interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing certain guarantees. The initial recognition and measurement provisions of the Interpretation are applicable on a prospective basis to guarantees issued or modified after December 15, 2002. The adoption of the provisions of this Interpretation did not have a material impact on the Company's consolidated financial statements.

         In January 2003, the FASB issued FIN 46, "Consolidation of Variable Interest Entities". FIN 46 clarifies the application of Accounting Research Bulletin No. 51, "Consolidated Financial Statements" to certain variable interest entities (VIEs) in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The recognition and measurement provisions of this Interpretation are effective for newly created VIEs formed after January 31, 2003, and for existing VIEs on the first interim or annual reporting period beginning after December 15, 2003. The Company has no newly formed VIEs subject to the January 31, 2003 effective date. At this time, the Company does not believe that adoption of FIN 46 will have a material effect on the Company's financial statements.

         In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities" to amend and clarify financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under FASB Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities." In addition, this Statement requires that contracts with comparable characteristics be accounted for similarly. This Statement is effective for contracts entered into or modified after June 30, 2003 (with certain exceptions) and for hedging relationships designated after June 30, 2003. The adoption of SFAS No. 149 did not have a material effect on the Company's financial statements.

         In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity," which affects the accounting for certain freestanding financial instruments depending on the type of financial instrument. The following types of freestanding financial instruments are affected by SFAS No. 150: 1.) mandatorily redeemable shares for which the issuer is obligated to purchase those shares; 2.) obligations to repurchase the issuer's equity shares; and 3.) certain obligations to issue a variable number of shares. This Statement is effective for affected financial instruments issued or modified after May 31, 2003, and is otherwise effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS No. 150 on July 1, 2003 did not have a material effect on the Company's financial statements.

                ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS



     The following discussion and analysis is intended as a review of significant factors affecting the financial condition and results of operations of the Company for the periods indicated. The discussion should be read in conjunction with the unaudited Consolidated Financial Statements and the Notes thereto presented herein. In addition to historical information, the following Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements that involve risks and uncertainties. The Company's actual results could differ significantly from those anticipated in these forward-looking statements as a result of certain factors discussed in this report. Also, see "Note 10 - Capital Contribution and Regulatory Matters" to our unaudited consolidated financial statements and "Item 4 - Controls and Procedures" for a discussion of certain regulatory matters.



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

           RESULTS OF OPERATIONS - THREE MONTHS AND NINE MONTHS ENDED
                           SEPTEMBER 30, 2003 AND 2002

         Consolidated net income for the third quarter of 2003 was $2.3 million, or $0.13 per basic share and $0.12 per diluted share, a 591.8% increase compared to $330,000, or $ 0.02 per basic and diluted share for the third quarter of 2002. Basic and diluted earnings per share for the three months ended September 30, 2003 were 550.0% and 500.0%, respectively, higher than for the comparable period in 2002. The net income for the three months ended September 30, 2002 reflected a provision of $10.9 million taken as the result of the reclassification of certain loans during the quarter as a result of the regulatory examination. Consolidated net income for the nine months ended September 30, 2003 was $16.5 million, or $0.93 and $0.91 per basic and diluted share, respectively, a 26.4% increase compared to $13.0 million or $0.81 and $0.79 per basic and diluted share, respectively, for the similar period in 2002. Basic and diluted earnings per share for the nine months ended September 30, 2003 were 14.8% and 15.2%, respectively, higher than for the comparable period in 2002. The return on average assets for the three months ended September 30, 2003 was 0.40% compared to 0.07% for the similar period in 2002. For the nine months ended September 30, 2003, the return on average assets was 0.99% compared to 0.94% for the similar period in 2002. The return on average equity for the three months ended September 30, 2003 was 6.33% compared to 1.14% for the similar period in 2002. For the nine months ended September 30, 2003, the return on average equity was 14.72% compared to 16.30% for the similar period in 2002.

         Net interest income decreased $136,000, or 0.9%, to $14.9 million in the third quarter of 2003 compared to $15.0 million in the third quarter of 2002. During the nine months ended September 30, 2003, net interest income increased $1.3 million, or 2.9%, to $46.7 million compared to $45.3 million for the comparable period in 2002. Excluding gains on securities and trading account profits, other income increased 70.1% to $5.0 million and other expenses increased 28.4% to $10.7 million in the third quarter of 2003. Other income, excluding gains on securities and trading account profits, increased 70.7% to $14.1 million for the nine months ended September 30, 2003 compared to the similar period in 2002. Other expenses for the nine months ended September 30, 2003 increased by $7.1 million or 28.3% compared to the similar period in 2002.

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

         Net interest income was $14.9 million during the quarter ended September 30, 2003 compared to $15.0 million during the three months ended September 30, 2002, a decrease of $136,000 or 0.9%. During the nine months ended September 30, 2003, net interest income increased $1.3 million, or 2.9%, to $46.7 million compared to $45.3 million for the similar period in 2002. The Company's net interest margin (tax equivalent net interest income as a percentage of earning assets) was 3.00% for the three months ended September 30, 2003 compared to 3.50% for the comparable period in 2002. During the nine months ended September 30, 2003, the net interest margin was 3.16% compared to 3.58% for the similar period in 2002. Due to the continued low interest rate environment during the third quarter of 2003, the Company experienced additional net interest margin compression due in part to the recognition of premium amortization expense associated with its mortgage-backed securities it holds in its investment securities portfolio. Amortization expense on the mortgage-backed securities was $2.8 million and $7.8 million for the three and nine months ended September 30, 2003, respectively, compared to $1.3 million and $3.0 million for the similar periods in 2002. The Company reduced its portion of the investment portfolio invested in mortgage-backed securities in an attempt to decrease the earnings volatility related to accelerated premium amortization due to the mortgage refinancing. Accordingly, as of September 30, 2003, mortgage-backed securities comprised 32.7% of the portfolio compared to 78.5% at December 31, 2002.

         The average loan yield was 6.40% during the third quarter of 2003, a decrease of 7.0% from 6.88% during the comparable period in 2002. For the nine months ended September 30, 2003, the average loan yield was 6.55%, a decrease of 5.9% from 6.96% during the comparable period in 2002. Average loan balances decreased $43.8 million, or 3.9%, to $1.1 billion during the third quarter of 2003 from the similar period in 2002. During the first nine months of 2003, average loan balances increased $58.3 million, or 5.4%, to $1.1 billion compared to the similar period of 2002.

         Yields on securities during the third quarter of 2003 were 4.20%, a decrease of 27.6% from 5.80% during the comparable period in 2002. During the nine months ended September 30, 2003, security yields decreased 26.8% to 4.45% from 6.08% in the comparable period in 2002. The low rate environment stimulated an increase in mortgage loan refinancing which has accelerated the prepayment speeds of the Company's mortgage-backed securities and increased amortization expense on these securities. Amortization expense increased $1.5 million and $4.8 million for the three and nine months ended September 30, 2003, respectively, compared to the same periods in 2002. The Company has reallocated its investment securities portfolio in order to reduce the likelihood of an increase in future amortization.

         Yields on earning assets decreased 17.4% to 5.32% during the third quarter of 2003 compared to 6.44% for the third quarter of 2002. During the first nine months of 2003, yields on earning assets decreased to 5.56%, or 15.6%, from 6.59% for the similar period in 2002. Average earning assets, however, increased $322.0 million to $2.1 billion for the three months September 30, 2003 and increased $336.5 million to $2.1 billion for the nine months ended September 30, 2003 from $1.8 billion for the three months and nine months ended September 30, 2002.

         The decrease in yields on earning assets was partially offset by a decrease in rates paid on deposits and borrowings. Average rates paid on deposits decreased 26.8% to 2.08% for the three months ended September 30, 2003 from 2.84% for the comparable period in 2002. For the first nine months of 2003, average rates paid on deposits decreased 24.3% to 2.21% from 2.92% for the similar period of 2002. Average rates paid on borrowings were 3.56% for the third quarter of 2003 compared to 4.44% for the third quarter of 2002. During the nine months ended September 30, 2003, average rates paid on borrowings were 3.80% compared to 4.38% for the similar period in 2002. Average borrowings increased by $129.5 million and $93.7 million for the three months and nine months ended September 30, 2003 to $553.8 million and $527.8 million, respectively. FHLB advances increased as a result of the $33.0 million of advances acquired as a result of the acquisition of BFFC. The Company converted $67.5 million of its FHLB advances from fixed rate debt to floating rate through interest rate swap transactions in December 2002, and another $70.0 million in July 2003. These swap transactions resulted in a $688,000 and $1.4 million decrease in interest expense for the three and nine months ended September 30, 2003, respectively. The increase in borrowings was also a result of the $15.0 million trust preferred securities offering in October of 2002. Average Fed funds and repurchase agreements increased $96.7 million and $63.7 million for the three and nine months ended September 30, 2003 to $252.8 million and $230.3 million, respectively.

         Going forward, it is expected that the net interest margin will stabilize and improve, although it is unlikely to increase back to the 2002 level during the next quarter. Key factors for an expected improvement in the net interest margin include an increase in loan volumes, slower prepayments on the remaining mortgage-backed securities the Company holds in its portfolio, continued benefit of interest rate swaps related to high interest rate FHLB advances, and the impact of deposit pricing strategies. The expected improvements in the net interest margin also assume no further cuts in interest rates by the Federal Open Market Committee in the near future.

         The net interest margin calculation for the three months ended September 30, 2003 and 2002 is shown below (interest income and average rate on non-taxable securities and loans are reflected on a tax equivalent basis, assuming a 35% federal income tax rate for 2003 and 2002 and adjusted for the dividend received deduction where applicable):


                                                               2003                                       2002
                                                               ----                                       ----
                                                AVERAGE                  AVERAGE           AVERAGE                  AVERAGE
                                                BALANCE      INTEREST     RATE             BALANCE      INTEREST     RATE
                                                -------      --------     ----             -------      --------     ----
INTEREST-EARNING ASSETS

Federal funds sold                           $     7,007     $      18       1.03%     $    10,500    $      39        1.49%
Securities taxable                               974,901         9,828       4.03          604,115        8,603        5.70
Securities tax-exempt (1)                         72,713         1,220       6.71           74,149        1,257        6.78
Commercial loans (1) (3)                         213,959         2,941       5.50          232,726        3,385        5.82
Commercial real estate loans (1) (3) (4)         691,193        11,476       6.64          702,720       12,604        7.17
Agriculture loans (1) (3)                         57,274           904       6.31           55,859          958        6.86
Consumer real estate loans (1) (3) (4)            96,775         1,572       6.50          109,125        1,965        7.20
Consumer installment loans (1) (3)                12,882           257       7.98           15,502          322        8.31
                                             -----------     ---------                 -----------    ---------
                                             $ 2,126,704     $  28,216       5.32%     $ 1,804,696    $  29,133        6.44%
                                             ===========     =========                 ===========    =========

                                                               2003                                       2002
                                                               ----                                       ----
                                                AVERAGE                  AVERAGE           AVERAGE                  AVERAGE
                                                BALANCE      INTEREST     RATE             BALANCE      INTEREST     RATE
                                                -------      --------     ----             -------      --------     ----

INTEREST-BEARING LIABILITIES

Interest-bearing demand deposits             $   186,501     $     539       1.16%     $   135,942    $     517        1.52%
Money-market demand deposits
   and savings deposits                          324,580           888       1.09          257,096        1,081        1.68
Time deposits less than $100,000                 743,331         5,092       2.74          620,261        5,508        3.55
Time deposits greater than $100,000              102,406           575       2.25          136,847        1,044        3.05
Public funds                                      42,069           230       2.19           62,093          467        3.01
Federal funds purchased
   and repurchase agreements                     252,846         1,621       2.56          156,107        1,119        2.86
FHLB advances                                    258,464         2,606       4.03          237,500        3,328        5.61
Notes and other debentures                        42,500           706       6.64           30,659          273        3.56
                                             -----------     ---------                 -----------    ---------
                                             $ 1,952,697     $  12,257       2.52%     $ 1,636,505    $  13,337        3.24%
                                             ===========     =========                 ===========    =========
Net Interest Income (1) (5)                                  $  15,959       2.80%                    $  15,796        3.20%
                                                             =========                                =========
Net Interest Margin (1)                                                      3.00%                                     3.50%

Net Interest Income (2) (5)                                  $  14,880       2.58%                    $  15,016        3.04%
                                                             =========                                =========
Net Interest Margin (2)                                                      2.80%                                     3.33%


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
                                                                 3Q03            3Q02
                                                                 ----            ----
         Net interest income                                  $  14,880        $  15,016
         Tax equivalent adjustment to net interest income         1,079              780
                                                              --------------------------
         Net interest income, tax equivalent basis            $  15,959        $  15,796
                                                              --------------------------

         The net interest margin calculation for the nine months ended September 30, 2003 and 2002 is shown below (interest income and average rate on non-taxable securities and loans are reflected on a tax equivalent basis, assuming a 35% federal tax rate for 2003 and 2002 and adjusted for the dividend received deduction where applicable):


                                                               2003                                       2002
                                                               ----                                       ----
                                                AVERAGE                  AVERAGE           AVERAGE                  AVERAGE
                                                BALANCE      INTEREST     RATE             BALANCE      INTEREST     RATE
                                                -------      --------     ----             -------      --------     ----
INTEREST-EARNING ASSETS

Federal funds sold                           $    10,289     $      85       1.10%     $     9,278    $     112        1.61%
Securities taxable                               891,048        28,522       4.27          631,703       28,546        6.03
Securities tax-exempt (1)                         72,677         3,665       6.72           54,866        2,782        6.76
Commercial loans (1) (3)                         224,753         9,892       5.87          228,081       10,479        6.13
Commercial real estate loans (1) (3) (4)         705,257        35,424       6.70          670,206       36,060        7.17
Agriculture loans (1) (3)                         56,907         2,724       6.38           52,328        2,711        6.91
Consumer real estate loans (1) (3) (4)           131,286         6,766       6.87          108,692        5,872        7.20
Consumer installment loans (1) (3)                13,282           796       7.99           13,830          864        8.33
                                             -----------     ---------                 -----------    ---------
                                             $ 2,105,499     $  87,874       5.56%     $ 1,768,984    $  87,426        6.59%
                                             ===========     =========                 ===========    =========

INTEREST-BEARING LIABILITIES

Interest-bearing demand deposits             $   173,214     $   1,547       1.19%     $   135,804    $   1,556        1.53%
Money-market demand deposits
   and savings deposits                          323,717         2,912       1.20          258,925        3,277        1.69
Time deposits less than $100,000                 714,413        15,347       2.86          577,799       15,962        3.68
Time deposits greater than $100,000              115,299         2,128       2.46          132,580        3,155        3.17
Public funds                                      56,869         1,061       2.49           70,916        1,780        3.35
Federal funds purchased
   and repurchase agreements                     230,312         4,614       2.67          166,582        3,215        2.57
FHLB advances                                    256,577         8,328       4.33          238,789        9,921        5.54
Notes and other debentures                        40,930         2,085       6.79           28,778        1,126        5.22
                                             -----------     ---------                 -----------    ---------

                                             $ 1,911,331     $  38,022       2.65%     $ 1,610,173    $  39,992        3.31%
                                             ===========     =========                 ===========    =========

Net Interest Income (1) (5)                                  $  49,852       2.91%                    $  47,434        3.28%
                                                             =========                                =========
Net Interest Margin (1)                                                      3.16%                                     3.58%

Net Interest Income (2) (5)                                  $  46,673       2.71%                    $  45,347        3.13%
                                                             =========                                =========
Net Interest Margin (2)                                                      2.96%                                     3.42%


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
                                                                YTD       YTD
                                                               3Q03       3Q02
                                                               ----       ----
       Net interest income                                 $  46,673   $  45,347
       Tax equivalent adjustment to net interest income        3,179       2,087
                                                           ---------------------
       Net interest income, tax equivalent basis           $  49,852   $  47,434
                                                           ---------------------


Other Income
------------

         Other income, excluding securities gains and trading account profits, was $5.0 million for the three months ended September 30, 2003, an increase of $2.1 million, or 70.1%, over the comparable period in 2002. For the nine months ended September 30, 2003, other income, excluding securities gains and trading account profits, was $14.1 million, an increase of $5.8 million, or 70.7%, compared to $8.3 million for the comparable period in 2002. The other income to average assets ratio was 0.88% for the three months ended September 30, 2003 compared to 0.62% for the same period in 2002. For the nine months ended September 30, 2003, the other income to average assets ratio was 0.84% compared to

0.59% for the same period in 2002. The increase in other income for the three and nine month periods is mainly due to increases in service charges on deposits, option income, and insurance and brokerage commissions.

         Service charges on deposits slightly decreased 0.5%, or $8,000, to $1.5 million in the third quarter of 2003 from $1.5 million in the third quarter of 2002. For the nine months ended September 30, 2003, service charges on deposits increased 4.4%, or $184,000, to $4.4 million compared to $4.2 million for the comparable period in 2002. This increase in service charges and fees, which include service charges on deposit accounts, is mainly due to deposit growth. Management expects service charges and fees to continue to increase with future deposit growth.

         Insurance and brokerage commissions increased $197,000 to $582,000 for the third quarter of 2003 from $385,000 in the third quarter of 2002. For the nine months ended September 30, 2003, insurance and brokerage commissions increased $608,000 to $1.6 million compared to $988,000 for the first nine months of 2002. This increase is due to the increased investment brokerage activities conducted through Midwest Financial and Investment Services, Inc., the Company's subsidiary, which provides securities brokerage services to both bank and non-bank customers. The Company anticipates that investment brokerage commissions will continue to increase in the future through this subsidiary.

         Mortgage banking fees increased 41.8% to $295,000 during the third quarter of 2003 compared to $208,000 for the similar period in 2002. For the nine months ended September 30, 2003, mortgage banking fees increased $520,000 to $960,000 from $440,000 in the comparable period in 2002. The Company places most mortgages originated into the secondary market. The increase in mortgage banking fees is attributed to the ongoing refinancing boom which may not continue at current levels and may result in less fees in the future.

         Trust income increased by 9.7% or $13,000 to $147,000 for the third quarter of 2003 compared to $134,000 for the similar period in 2002. For the nine months ended September 30, 2003, trust income increased by $21,000 to $451,000 compared to $430,000 in the nine months ended September 30, 2002.

         Trading account profits result from trading strategies that are utilized to supplement narrowing bond yields during periods of interest rate volatility. There were no trading account profits during the three months ended September 30, 2002 compared to a loss of $144,000 during the three months ended September 30, 2003. Year-to-date net trading account losses were $14,000 in 2003 and net trading account profits were $348,000 in 2002. Included in the quarter-to-date and year-to-date trading account losses is a loss of $288,000 for a futures trading position. Sales of securities available-for-sale resulted in net gains of $917,000 in the third quarter of 2003 compared to $97,000 for the comparable period in 2002. For the nine months ended September 30, 2003, gains on sales of securities available-for-sale were $3.7 million compared to $1.4 million for the similar period in 2002. Included in the net gains on available-for-sale securities transactions was a net loss of $194,000 as a result of the hedge ineffectiveness on derivative instruments. See Note 7.

         Periodically, the Company has bought or sold various covered put and call options, with terms less than 90 days, on mortgage-backed securities as well as U.S. Treasury and government agency obligations. These covered options have either expired or have been exercised, and the associated income or expense has been recognized in the corresponding period. Option fee income increased $1.6 million to $2.0 million during the third quarter of 2003 compared to $335,000 in the third quarter of 2002. For the nine months ended September 30, 2003, option fee income increased $4.0 million to $5.0 million compared to $989,000 in the similar period in 2002. Option fees are part of management's ongoing strategy to manage risk in the securities portfolio and take advantage of favorable market conditions. Management has effectively used the proceeds from selling covered call and put options to offset net interest margin compression and has administered such sales in a coordinated process with the

Company's overall asset/liability management. Management is poised to adjust its option strategy when interest rates increase or decrease. There is no assurance that the option fee income realized through September 30, 2003 is sustainable in future periods. The Company had no covered put or call options outstanding at September 30, 2003. See Note 7.

Other Expenses
--------------

         Total other expenses increased 28.4%, or $2.4 million, to $10.7 million during the third quarter of 2003 compared to $8.3 million for the comparable period in 2002. For the nine months ended September 30, 2003, total other expenses increased 28.4%, or $7.1 million, to $32.1 million from $25.0 million in the first nine months of 2002. The other expenses to average assets ratio was 1.86% for the three months ended September 30, 2003 compared to 1.74% for the same period in 2002. For the nine months ended September 30, 2003, the other expense to average assets ratio was 1.93% compared to 1.80% for the similar period in 2002.

         Net overhead expense is total other expenses less total other income excluding securities gains and trading account profits. The net overhead expenses to average assets ratio was 0.99% for the three months ended September 30, 2003 compared to 1.12% for the same period in 2002. For the nine months ended September 30, 2003, the net overhead expenses to average assets ratio was 1.08% compared to 1.21% for the similar period in 2002. The efficiency ratio is total other expenses less the amortization of intangibles expenses as a percentage of the sum of net interest income on a fully taxable equivalent basis and total other income. The efficiency ratio was 50.03% for the three months ended September 30, 2003 compared to 44.61% for the same period in 2002. For the nine months ended September 30, 2003 the efficiency ratio was 49.44% compared to 44.75% for the same period in 2002. The increase in the efficiency ratio was primarily due to the increase in other expenses during the quarter.

         Salary and benefit expenses increased 17.1% or $892,000 to $6.1 million for the third quarter of 2003 compared to $5.2 million for the similar period in 2002. For the nine months ended September 30, 2003, salary and benefit expenses increased $2.7 million or 17.5% to $18.2 million from $15.5 million for the comparable period in 2002. The number of full-time equivalent employees was 431 as of September 30, 2003 compared to 388 as of September 30, 2002. An increase in full-time staff positions, including investment brokerage staff, employees added through the acquisition of BFFC, and other new positions were the primary reason for the increase in salaries and benefits. Enhanced benefit programs and increased health insurance costs have also contributed in the increase in salaries and employee benefits. Health insurance expense increased 15% for the 2003-2004 plan year.

         Occupancy expenses increased $512,000 or 45.1% to $1.6 million during the third quarter of 2003 compared to $1.1 million for the similar period in 2002. For the nine months ended September 30, 2003, occupancy expenses increased $1.3 million or 36.0% to $4.9 million from $3.6 million in the nine months of 2002. This increase reflects the addition of the three branches acquired as a result of the BFFC acquisition.

         Expenses, other than salary and employee benefits and occupancy, increased $956,000 or 49.2% to $2.9 million in the third quarter of 2003 compared to the similar period in 2002. Other expenses increased $3.1 million or 52.0% to $9.1 million for the nine months ended September 30, 2003 compared to $6.0 million for the similar period in 2002. During the third quarter of 2003, $291,000 was expensed to write down a portion of other real estate owned to its net realizable value. The increase in expenses was due primarily to outsourcing arrangements, other loan related expenses, and general operating costs.

         Due to the acquisition of BFFC, the Company incurred nonrecurring expenses of $126,000 in legal and data conversion fees, $348,000 due to the disposal and purchase of equipment, and $30,000 in other operating expenses during the first nine months of 2003. Due to the termination of the CoVest agreement, $425,000 in legal, consulting, and data conversion fees were expensed. Specific collection expenses due to problem loans reflected in the first nine months of 2003 include $430,000 in professional fees.

Income Taxes
------------

         The Company recorded an income tax benefit of $21,000 for the quarter ended September 30, 2003. For the nine months ended September 30, 2003, the provision for income taxes increased 30.7% to $6.4 million, or 27.9% of net income compared to $4.9 million or 27.3% of net income for the similar period in 2002.

FINANCIAL CONDITION

Loans
-----

         The following table sets forth the composition of the Company's loan portfolio as of the indicated dates.

                                  SEPTEMBER 30, 2003       DECEMBER 31, 2002
                                  ------------------       -----------------
                                                 (IN THOUSANDS)
                                               Loan                      Loan
                                             Category                  Category
                                              to Gross                  to Gross
                                Amount         Loans        Amount       Loans
                                ------         -----        ------       -----
Commercial                   $   200,072       18.8%     $   229,764       20.2%
Commercial real estate           695,064       65.5          730,836       64.2
Agricultural                      58,416        5.5           57,426        5.0
Consumer real estate (1)          95,057        9.0          105,391        9.3
Consumer installment              12,744        1.2           14,573        1.3
                             -----------      -----      -----------      -----
  Total loans, gross           1,061,353      100.0        1,137,990      100.0
Unearned discount                   (905)                     (1,286)
                              ----------                 -----------
  Total loans                  1,060,448                   1,136,704
Allowance for loan losses        (14,452)                    (20,754)
                              ----------                 -----------
  Net loans                   $1,045,996                 $ 1,115,950
                              ==========                 ===========

Loans held for sale:
   Consumer real estate       $      876        0.1%     $     4,924        0.4%

(1) Includes loans held for sale.


         Total loans decreased $76.3 million, or 6.7%, to $1.1 billion as of September 30, 2003 from $1.1 billion as of December 31, 2002. Overall loan demand has been down as a result of current economic conditions and other competitive factors. In addition, the decrease in loans was due to a corporate commitment to tighter credit standards and pricing disciplines applied to commercial and commercial real estate loans to protect the Company's long-term profitability.

         Commercial loans decreased $29.7 million, or 12.9%, to $200.1 million as of September 30, 2003 compared to $229.8 million at December 31, 2002. Commercial real estate loans decreased 4.9%, or $35.8 million, to $695.1 million as of September 30, 2003 from $730.8 million as of December 31, 2002. Agricultural loans increased 1.7%, or $990,000, to $58.4 million as of September 30, 2003 from $57.4 million as of December 31, 2002.

         Consumer real estate loans decreased $10.3 million, or 9.8%, to $95.1 million as of September 30, 2003 from $105.4 million as of December 31, 2002. Consumer loans decreased 12.6% to $12.7 million as of September 30, 2003 compared to $14.6 million as of December 31, 2002.

         Most mortgage loans the Company originates are sold in the secondary market. At any point in time, loans will be at various stages of the mortgage banking process. Included as part of consumer real estate loans are loans held for sale, which were $4.9 million as of December 31, 2002 and $876,000 at September 30, 2003. The carrying value of these loans approximated their market value at that time.

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

         Following is a summary of changes in the allowance for loan losses for the nine months ended September 30:
                                                       2003          2002
                                                       ----          ----
                                                         (IN THOUSANDS)

  Balance, January 1                              $   20,754     $    10,135
  Balance from acquisition                               300               -
  Adjustment for loan sale to related parties (1)     (6,685)              -
  Provision charged to operations                      9,488          12,392
  Loans charged-off                                   (9,548)         (1,770)
  Recoveries                                             143             193
                                                  ----------     -----------

       Balance, September 30                      $   14,452     $    20,950
                                                  ==========     ===========

         (1)Adjustment made following the March 26, 2003 receipt of $13.3 million of proceeds relating to the sale of certain loans, of which $12.5 million was applied to outstanding principal, $750,000 to the letter of credit, and $67,000 applied to interest income and late charges. See Note 10.

         The Company recognizes that credit losses will be experienced and the risk of loss will vary with, among other things, general economic conditions; the type of loan being made; the creditworthiness of the borrower over the term of the loan and in the case of a collateralized loan, the quality of the collateral for such loan. The allowance for loan losses represents the Company's estimate of the allowance necessary to provide for probable incurred losses in the portfolio. In making this determination, the Company analyzes the ultimate collectibility of the loans in its portfolio by incorporating feedback provided by internal loan staff, an independent loan review function, and information provided by examinations performed by regulatory agencies. The Company makes ongoing evaluations as to the adequacy of the allowance for loan losses.

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

         The Company's provision for loan losses was $7.7 million for the third quarter of 2003 compared to $10.9 million for the similar period in 2002. For the nine months ended September 30, 2003, the provision for losses was $9.5 million compared to $12.4 million for the comparable period in 2002.

         The allowance for loan losses was $14.5 million, or 1.36% of total loans, as of September 30, 2003 and $20.8 million, or 1.83% of total loans, at December 31, 2002. See Note 10.

Nonaccrual and Nonperforming Loans
----------------------------------

         Nonaccrual loans decreased 41.3% or $12.0 million to $17.0 million as of September 30, 2003 from $29.0 million as of December 31, 2002. On March 26, 2003, $12.5 million of nonaccrual loans were sold. See Note 10.

         Nonperforming loans include nonaccrual loans and accruing loans which are 90 days or more delinquent. Typically, these loans have adequate collateral protection and/or personal guaranties to provide a source of repayment to the Bank. Nonperforming loans were $17.1 million as of September 30, 2003 compared to $31.5 million at December 31, 2002.

         The following table sets forth information on the Company's nonperforming loans and other nonperforming assets as of the indicated dates.

                                          SEPTEMBER 30, 2003   DECEMBER 31, 2002
                                          ------------------   -----------------
                                                      (IN THOUSANDS)
    Nonaccrual and impaired loans
      not accruing                            $    17,039         $    29,035
    Impaired and other loans 90 days
      past due and accruing                            69               2,514
                                              -----------         -----------
       Total nonperforming loans                   17,108              31,549
    Other real estate                               7,782                 533
                                              -----------         -----------
       Total nonperforming assets             $    24,890         $    32,082
                                              ===========         ===========

    Total nonperforming loans to
      total loans                                    1.61%               2.78%
    Total nonperforming assets to
      total loans and other real estate              2.33                2.82
    Total nonperforming assets to
      total assets                                   1.10                1.60
    Allowance to nonperforming loans                 0.84x               0.66x

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

         Five loans totaling $9.4 million represented 55.0% of the total nonperforming loans at September 30, 2003. Specific reserves of $2.3 million have been established for these loans. Approximately $500,000 of total nonperforming loans were paid off during October 2003, and another $1.6 million were current as of October 31, 2003. Management expects additional collections on its nonperforming loans during the fourth quarter of 2003. The remaining nonperforming loans are secured by collateral, including personal guaranties, and are in varying stages of workout at this time. Management expects the allowance coverage of nonperforming loans to improve and move closer to peer group levels in the future. This improvement should be achieved through normal provisions for loan losses, anticipated partial recoveries of previously charged-off loans, and the satisfactory resolution of current workout efforts with specific borrowers.

         Other real estate owned was $7.8 million at September 30, 2003, an increase of $7.2 million compared to $533,000 at December 31, 2002. Included in other real estate owned are two properties that total $7.2 million of the $7.8 million other real estate owned. One property is a townhouse development on which the borrower ceased construction and a construction manager has been appointed. The Company will continue the development on an interim basis as the property is marketed for sale. The Company has signed a letter of intent to sell this property at $7.5 million; however, there can be no guarantee that the property will be sold at this price, or at all. The other property is a single-family residence at its net realizable value based on the appraised value of the property. The Company has obtained a sales contract on the single-family residence and expects to close the sale in December 2003.

         Potential problem loans are loans included on the watch list presented to the Board of Directors that do not meet the definition of a nonperforming loan, but where known information about possible credit problems of borrowers causes management to have serious doubts as to the ability of such borrowers to comply with present loan repayment terms. At September 30, 2003, special mention, substandard, and doubtful classifications were $12.3 million, $38.5 million, and $1.2 million, respectively, compared to $4.9 million, $8.0 million, and $355,000, respectively, at December 31, 2002. Total classifications include those loans that have been adversely classified by bank examiners and the Company's internal loan review department. The Company's allowance for loan losses is considered by management to be adequate at September 30, 2003.

Securities
----------

         The Company manages, via a centralized portfolio management department, its securities portfolio to provide a source of both liquidity and earnings. Each Bank has its own asset/liability committee, which develops current investment policies based upon its operating needs and market circumstances. The investment policy of each Bank is reviewed by senior financial management of the Company in terms of its objectives, investment guidelines and consistency with overall Company performance and risk management goals. Each Bank's investment policy is formally reviewed and approved annually by its board of directors. The asset/liability committee of each Bank is responsible for reporting and monitoring compliance with the investment policy. Reports are provided to each Bank's board of directors and the Board of Directors of the Company on a regular basis.

         Historically, the Company has invested in mortgage-backed securities. All fixed and adjustable rate mortgage pools contain a certain amount of risk related to the uncertainty of prepayments of the underlying mortgages. Interest rate changes have a direct impact upon prepayment rates. The Company uses computer simulation models to test the duration and yield volatility of its investments in mortgage-backed securities under various interest rate assumptions. Stress tests are performed quarterly.

         Securities available-for-sale are carried at fair value, with related unrealized net gains or losses, net of deferred income taxes, recorded as an adjustment to equity capital. As of September 30, 2003, net unrealized losses on securities available-for-sale was $10.7 million compared to an unrealized gain of $7.1 million at December 31, 2002. This change resulted in a $17.9 million decrease in book equity. For the three months ended September 30, 2003, the decrease in fair value of securities available-for-sale net of income tax was $16.8 million. The Company has entered into futures contracts as a means to reduce market risk and partially offset further declines in book equity attributable to increases in interest rates. In September 2003, the Company entered into 2,000 U.S. Treasury 10 year note futures contracts with a notional value of $200.0 million and a delivery date of December 2003. The Company sold these contracts in order to hedge a group of U.S. Agency notes held in its available-for-sale portfolio. The Company's objective was to preserve the market value of these U.S. Agency notes. See Note 7.

         Securities available-for-sale increased to $893.3 million as of September 30, 2003 from $651.9 million as of December 31, 2002. This increase is primarily due to the reinvestment of the $141.9 million in proceeds from the sale of mortgage loans acquired through the BFFC acquisition and to the reduced loan volume. At December 31, 2002, the Company's holdings of mortgage-backed securities accounted for 78.5% of total investments. Due to the low interest rate environment, prepayment rates have increased and the Company has experienced an increase in amortization expense associated with its mortgage-backed securities. Amortization expense on the mortgage-backed securities increased $1.5 million and $4.8 million for the quarter and nine months ended September 30, 2003, respectively, compared to the similar periods in 2002. The Company has reallocated its securities holdings in order to mitigate the increase in amortization expense. At September 30, 2003, mortgage-backed securities were 32.7% of the portfolio. U.S. government agency mortgage-backed securities decreased 46.0% or $228.2 million from $495.6 million as of December 31, 2002 to $267.4 million as of September 30, 2003. U.S. Treasury and government agency obligations increased $339.4 million to $363.3 million, representing 37.1% of the portfolio as of September 30, 2003 compared to $23.9 million as of December 31, 2002. Equity securities increased $60.7 from $59.4 million at December 31, 2002 to $120.0 million as of September 30, 2003. Equity securities at September 30, 2003 included capital securities of United States agencies, investment grade or credit equivalent community banks, and the Federal Home Loan Bank and Federal Reserve Bank stock. Other bonds increased $96.7 million to $103.9 million at September 30, 2003 compared to $7.2 million at December 31, 2002. Other bonds include high grade corporate bonds primarily issued by financial institutions. Obligations of state and political subdivisions increased $1.9 million to $57.0 million at September 30, 2003 from $55.1 million at December 31, 2002.

         Securities held-to-maturity decreased $50.3 million to $68.3 million as of September 30, 2003 from $118.6 million as of December 31, 2002. Under permissible provisions of FASB Statement No. 115, $3.4 million of mortgage-backed securities acquired through the acquisition of BFFC were reclassified from held-to-maturity to available-for-sale.

         There were no trading account securities held at September 30, 2003 or December 31, 2002. The Company holds trading account securities on a short-term basis based on market and liquidity conditions.

Bank-Owned Life Insurance
-------------------------

         The Company's investment in Bank-Owned Life Insurance ("BOLI") increased by $4.0 million; $3.3 million was acquired as a result of the acquisition of BFFC; in addition, the cash surrender value of the insurance increased $725,000 from December 31, 2002 to September 30, 2003. The BOLI is intended to provide funding for future employee benefit expense.

Other Assets
------------

         Other assets increased $20.1 million to $48.2 million at September 30, 2003 compared to $28.1 million at December 31, 2002. This increase is primarily due to the increase in deferred tax assets attributed to unrealized losses on securities available-for-sale.

Deposits and Borrowed Funds
---------------------------

         Total deposits of $1.6 billion as of September 30, 2003 represented an increase of $185.4 million or 13.3% from $1.4 billion as of December 31, 2002. Non-interest-bearing deposits were $154.6 million at September 30, 2003, $19.8 million higher than the $134.9 million level as of December 31, 2002. Over the same period, interest-bearing deposits increased 13.2% or $165.6 million. Certificates of deposit under $100,000 increased $122.9 million from December 31, 2002 to September 30, 2003. Certificates of deposit over $100,000 and public funds decreased $66.0 million from December 31, 2002 to September 30, 2003. The majority of the decrease was a result of brokered certificates of deposit and public fund maturities. The Company's marketing efforts focused on core and time deposit account growth in its retail markets, reducing the need to rely on public funds and brokered certificates of deposit.

         The Company acquired $73.4 million in core deposits and $64.6 million in time deposits through the acquisition of BFFC. Deposits at these three branches increased 25.8% to $173.5 million at September 30, 2003 compared to January 3, 2003, the acquisition date.

         The Company's membership in the Federal Home Loan Bank System gives it the ability to borrow funds from the Federal Home Loan Bank of Chicago for short- or long-term purposes under a variety of programs. Standard and Poors and Moody's rated the Federal Home Loan Bank of Chicago as a AAA rated financial institution. The loans are used to fund growth and permit the Banks to extend term maturities, reduce funding costs and manage interest rate risk exposures more effectively.

         Federal Home Loan Bank advances were $256.8 million at September 30, 2003 and $219.5 million at December 31, 2002. FHLB advances increased as a result of the $33.0 million acquired as a result of the acquisition of BFFC. The Company has converted $67.5 million of its FHLB advances from fixed rate debt to floating rate through interest rate swap transactions in December 2002, and an additional $70.0 million in July 2003. These swap transactions resulted in a $688,000 and $1.4 million decrease in interest expense for the three and nine months ended September 30, 2003. The weighted average rate for Federal Home Loan Bank advances was 5.45% during the nine months ended September 30, 2003 with a range of maturities between one and ten years.

         Borrowed funds at September 30, 2003 and December 31, 2002 are listed below:

                                                     2003            2002
                                                     ----            ----
                                                         (IN THOUSANDS)

    Federal funds purchased                     $        325     $     20,825
    Securities sold under agreements to
      repurchase                                     205,180          185,057
    Federal Home Loan Bank (FHLB) advances
      to bank subsidiaries                           256,751          219,500
    Trust preferred securities                        35,000           35,000
    Revolving line of credit                           7,500            2,000
                                                ------------     ------------
         Total notes payable                    $    504,756     $    462,382
                                                ============     ============

         The Company has a credit agreement with a correspondent bank (the "Credit Agreement"), which provides the Company with a revolving line of credit with a maximum availability of $10.0 million at September 30, 2003 and $25.0 million at December 31, 2002. This revolving line of credit matures on January 30, 2004.

         Amounts outstanding under the Company's revolving line of credit represent borrowings incurred to provide capital contributions to the Banks to support their growth. The Company makes interest payments, at its option, at the 30-, 60-, 90-, or 180-day London Inter-Bank Offered Rate ("LIBOR") plus 120 basis points, or the prime rate less 25 basis points. At September 30, 2003, the Company had $7.5 million outstanding under the revolving line of credit.

         The revolving line of credit included the following covenants at September 30, 2003: (1) the banks must not have nonperforming assets in excess of 25% of Tier 1 capital plus the loan loss allowance; (2) the Company and each subsidiary bank must be considered well capitalized; (3) the Company must maintain consolidated tangible net worth (as defined in the credit agreement) of not less than $70 million; and (4) consolidated net income for the four previous quarters combined must be at least $5.5 million. The Company was in compliance with these covenants at September 30, 2003.

         The Company also utilizes securities sold under repurchase agreements as a source of funds. Most local municipalities and some other organizations must have funds insured or collateralized pursuant to their own policies. Repurchase agreements provide a source of funds and do not increase the Company's reserve requirement. Although the balance of repurchase agreements is subject to variation, particularly seasonal variation, the account relationships represented by these balances are principally local and have been maintained for relatively long periods of time. The Company had $205.2 million in securities sold under repurchase agreements at September 30, 2003 compared to $185.1 million at December 31, 2002. The Company had $325,000 in federal funds purchased at September 30, 2003 compared to $20.8 million at December 31, 2002.

         The Company issued 10% junior subordinated debentures aggregating $20.0 million to MBHI Capital Trust I, a wholly-owned subsidiary of the Company. The junior subordinated debentures pay interest on a quarterly basis and will mature on June 7, 2030. The junior subordinated debentures can be redeemed in whole or in part, beginning June 7, 2005.

         The Company issued variable rate junior subordinated debentures aggregating $15.0 million to MBHI Capital Trust II, a wholly-owned subsidiary of the Company. The interest rate resets quarterly, and is equal to LIBOR plus 3.45% (4.58% at September 30, 2003), provided that this rate cannot exceed 12.5% through the interest payment date in November 2007. The junior subordinated debentures pay interest on a quarterly basis and will mature on November 7, 2032.

Capital Resources
-----------------

         Stockholders' equity increased $28.8 million, or 25.0%, to $143.7 million at September 30, 2003 from $115.0 million at December 31, 2002. Total capital to risk-weighted assets increased to 13.1% on September 30, 2003 from 11.7% on December 31, 2002. During January 2003, the Company issued 1,599,088 shares of common stock as partial payment of the purchase price of BFFC, representing an increase of $30.4 million in equity. Stockholders' equity also increased by $1.4 million due to the exercise of outstanding employee stock options. On March 26, 2003, stockholders' equity increased by $4.0 million due to the payoff of a loan by certain related parties of the Company. See Note 10.

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

         The Company and each of the Banks were categorized as well capitalized as of September 30, 2003 and December 31, 2002. Management is not aware of any conditions or events since the most recent regulatory notification that would change the Company's or the Banks' categories.

         Capital levels and minimum required levels (dollars in thousands):

                                                                AS OF DECEMBER 31, 2002
                                       ------------------------------------------------------------------------
                                                                                               MINIMUM REQUIRED
                                                                    MINIMUM REQUIRED              TO BE WELL
                                                ACTUAL            FOR CAPITAL ADEQUACY            CAPITALIZED
                                                ------            --------------------            -----------
                                       AMOUNT        RATIO        AMOUNT        RATIO       AMOUNT        RATIO
                                       ------        -----        ------        -----       ------        -----
                                                                 (DOLLARS IN THOUSANDS)
Total capital to risk-weighted assets
    Company                         $   192,103      13.1%    $   117,177        8.0%   $   146,471       10.0%
    Midwest Bank and Trust Company      167,321      12.9         103,616        8.0        129,520       10.0
    Midwest Bank of Western Illinois     19,978      11.8          13,501        8.0         16,876       10.0

Tier I capital to risk-weighted assets
    Company                             177,651      12.1          58,588        4.0         87,883        6.0
    Midwest Bank and Trust Company      154,031      11.9          51,808        4.0         77,712        6.0
    Midwest Bank of Western Illinois     18,816      11.1           6,751        4.0         10,126        6.0

Tier I capital to average assets
    Company                             177,651       7.8          90,860        4.0        113,575        5.0
    Midwest Bank and Trust Company      154,031       7.8          78,505        4.0         98,131        5.0
    Midwest Bank of Western Illinois     18,816       6.4          11,726        4.0         14,657        5.0

                                                                AS OF SEPTEMBER 30, 2003
                                       ------------------------------------------------------------------------
                                                                                               MINIMUM REQUIRED
                                                                    MINIMUM REQUIRED              TO BE WELL
                                                ACTUAL            FOR CAPITAL ADEQUACY            CAPITALIZED
                                                ------            --------------------            -----------
                                       AMOUNT        RATIO        AMOUNT        RATIO       AMOUNT        RATIO
                                       ------        -----        ------        -----       ------        -----
                                                                 (DOLLARS IN THOUSANDS)
Total capital to risk-weighted assets
    Company                         $   154,740      11.7%    $   105,876        8.0%   $   132,345       10.0%
    Midwest Bank and Trust Company      129,364      11.1          93,568        8.0        116,960       10.0
    Midwest Bank of Western Illinois     19,615      13.2          11,871        8.0         14,838       10.0

Tier I capital to risk-weighted assets
    Company                             138,197      10.4          52,938        4.0         79,407        6.0
    Midwest Bank and Trust Company      114,744       9.8          46,784        4.0         70,176        6.0
    Midwest Bank of Western Illinois     18,400      12.4           5,935        4.0          8,903        6.0

Tier I capital to average assets
    Company                             138,197       7.0          78,872        4.0         98,590        5.0
    Midwest Bank and Trust Company      114,744       6.8          67,472        4.0         84,341        5.0
    Midwest Bank of Western Illinois     18,400       6.7          10,984        4.0         13,730        5.0


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

         Net cash inflows provided by operations were $28.5 million for the nine months ended September 30, 2003 compared to $23.1 million a year earlier. Net cash outflows from investing activities were $38.7 million in the first nine months of 2003 compared to net cash outflows of $103.7 million a year earlier. Cash inflows from financing activities for the nine months ended September 30, 2003 were $48.9 million compared to net cash inflows of $102.9 million in 2002.

         In the event of short-term liquidity needs, the Banks may purchase federal funds from correspondent banks. In addition, the Company has established repurchase agreements and brokered certificates of deposit arrangements with various financial sources. The Company's membership in the Federal Home Loan Bank System gives it the ability to borrow funds from the Federal Home Loan Bank of Chicago for short- or long-term purposes under a variety of programs. The Company also has a $10.0 million revolving line of credit of which $2.5 million was available at September 30, 2003.

         The Banks also have various funding arrangements with commercial and investment banks providing up to $2.3 billion of available funding sources in the form of Federal funds lines, repurchase agreements, and brokered certificate of deposit programs. Unused capacity under these lines was $1.9 billion at September 30, 2003. The Banks maintain these funding arrangements to achieve favorable costs of funds, manage interest rate risk, and enhance liquidity in the event of deposit withdrawals.

         Interest received net of interest paid was a principal source of operating cash inflows for the three and nine months ended September 30, 2003 and September 30, 2002, respectively. Management of investing and financing activities and market conditions determine the level and the stability of net interest cash flows. Management's policy is to mitigate the impact of changes in market interest rates to the extent possible so that balance sheet growth is the principal determinant of growth in net interest cash flows.

                ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES
                                ABOUT MARKET RISK

Interest Rate Sensitivity Analysis
----------------------------------

         The Company's overall interest rate sensitivity is demonstrated by net interest income analysis. Net interest income analysis measures the change in net interest income in the event of hypothetical changes in interest rates. This analysis assesses the risk of change in net interest income in the event of sudden and sustained 1.0% to 2.0% increases and 1.0% decrease in market interest rates. The table below presents the Company's projected changes in net interest income for the various rate shock levels at September 30, 2003.

                                           NET INTEREST INCOME
                           ----------------------------------------------------
                             AMOUNT             $ CHANGE            % CHANGE
                             ------             --------            --------
                                         (DOLLARS IN THOUSANDS)

        +200 bp            $    60,632         $  (1,991)              (3.18)%
        +100 bp                 61,206            (1,418)              (2.26)
         Base                   62,623                 -                   -
        -100 bp                 62,726               103                0.16


         As shown above, at September 30, 2003, the effect of an immediate 100 basis point decrease in interest rates would increase the Company's net interest income by 0.16% or $103,000. The effect of an immediate 200 basis point increase in rates would decrease the Company's net interest income by 3.18% or $2.0 million.

         The projected changes in the Company's net interest income for the various rate shock levels at December 31, 2002 were the following:

                                           NET INTEREST INCOME
                           ----------------------------------------------------
                             AMOUNT             $ CHANGE            % CHANGE
                             ------             --------            --------
                                         (DOLLARS IN THOUSANDS)
    +200 bp                $    64,348         $  (2,137)              (3.21)%
    +100 bp                     64,487            (1,998)              (3.01)
     Base                       66,485                 -                   -
   -100 bps                     67,360               875                1.32

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

                        ITEM 4. - CONTROLS AND PROCEDURES

         As of the end of the period covered by this report, the Company's Chief Executive Officer and Chief Financial Officer carried out an evaluation, with the participation of other members of management as they deemed appropriate, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as contemplated by Exchange Act Rule 13a-15. Based upon, and as of the date of that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective, in all material respects, in timely alerting them to material information relating to the Company (and its consolidated subsidiaries) required to be included in the periodic reports the Company is required to file and submit to the SEC under the Exchange Act. While management concluded that its disclosure controls and procedures are adequate in all material respects for SEC reporting purposes, the Company is currently reviewing and has made certain enhancements to its policies and procedures regarding identification and classification of problem loans and its asset quality review process.

         There have been no significant changes to the Company's internal controls over financial reporting or in other factors that could significantly affect these controls subsequent to the date that the internal controls over financial reporting were most recently evaluated nor were there identified any significant deficiencies or material weaknesses requiring corrective actions other than noted as follows. The Company's management is addressing a reportable condition, i.e. one with significant deficiencies in the design or operation of internal control, and other risk management concerns that have been raised by the Company's former external auditor and bank regulators. The Company is currently reviewing its asset quality review policies and procedures and may implement additional processes and controls to strengthen its risk management. In addition, the Company's management is addressing credit administration, operational risk and internal controls, and market risk deficiencies that have been identified in its most recent regulatory examination.

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

(b)      Reports on Form 8-K

         Current Report on Form 8-K dated July 1, 2003, filed with the SEC on July 1, 2003.

         Current Report on Form 8-K dated July 29, 2003, filed with the SEC on July 30, 2003.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 12, 2003

                                         MIDWEST BANC HOLDINGS, INC.
                                         (Registrant)

                                         By: /s/ Brad A. Luecke
                                             -------------------------------
                                         Brad A. Luecke,
                                         President and Chief Executive Officer

                                         By: /s/ Daniel R. Kadolph
                                             -------------------------------
                                         Daniel R. Kadolph,
                                         Senior Vice President and
                                         Chief Financial Officer

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