Form 10-K
period 2003-12-31
MIDWEST BANC HOLDINGS INC
filed 2004-03-15
CIK 1051379

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
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

(Title of Class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by Reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☐

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).     Yes ☑          No ☐

      The aggregate market value of the voting and nonvoting common equity held by nonaffiliates of the registrant on June 30, 2003, based on the last sales price quoted on the Nasdaq National Market System on that date, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $207.9 million.

      As of March 12, 2004, the number of shares outstanding of the registrant’s common stock, par value $0.01 per share, was 17,863,058.

DOCUMENTS INCORPORATED BY REFERENCE

      Portions of the Company’s Proxy Statement for the 2004 Annual Meeting of Stockholders are incorporated by reference into Part III.

MIDWEST BANC HOLDINGS, INC.

FORM 10-K

PART I

Item 1.	Business

The Company

      Midwest Banc Holdings, Inc. (the “Company”) is a community-based bank holding company headquartered in Melrose Park, Illinois. The Company, through its wholly owned banking subsidiaries, provides a wide range of services, including traditional banking services, personal and corporate trust services, residential mortgage services, insurance brokerage and retail securities brokerage services. The Company’s principal operating subsidiaries are two Illinois community banks: Midwest Bank and Trust Company and Midwest Bank of Western Illinois (collectively, the “Banks”), each of which is chartered as an Illinois state bank.

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

      The Company focuses on establishing and maintaining long-term relationships with customers and is committed to serving the financial services needs of the communities it serves. In particular, the Company has emphasized in the past and intends to continue to emphasize its relationships with individual customers and small-to-medium-sized businesses. The Company actively evaluates the credit needs of its markets, including low-and moderate-income areas, and offers products that are responsive to the needs of its customer base. The markets served by the Company provide a mix of real estate, commercial and consumer lending opportunities, as well as a stable core deposit base.

      The Company is a Delaware corporation. The Company was founded in 1983 as a bank holding company under the Bank Holding Company Act of 1956, as amended, for Midwest Bank and Trust Company.

      Certain information with respect to the Banks and the Company’s nonbank subsidiaries as of December 31, 2003, is set forth below:

			Number of
			Banking Centers
Company Subsidiaries	Headquarters	Market Area	or Offices

Banks:

Midwest Bank and Trust Company	Elmwood Park, IL	Algonquin, Chicago, Downers Grove, Elmwood Park, Hinsdale, Island Lake, Long Grove, Melrose Park, McHenry, Norridge, Roselle, and Union	15
Midwest Bank of Western Illinois	Monmouth, IL	Aledo, Galesburg, Kirkwood, Monmouth and Oquawka	6
Nonbanks:

Porter Insurance Agency, Inc.	Alexis, IL	Western Illinois	2
Midwest Bank Insurance Services, L.L.C.	Algonquin, IL	*	1

Number of
Banking Centers
Company Subsidiaries	Headquarters	Market Area	or Offices

MBTC Investment Company	Las Vegas, NV	**	2
MBHI Capital Trust I	Melrose Park, IL	***	—
MBHI Capital Trust II	Melrose Park, IL	***	—
MBHI Capital Trust III	Melrose Park, IL	***	—
MBHI Capital Trust IV	Melrose Park, IL	***	—
Midwest Financial and Investment Services, Inc.	Elmwood Park, IL	****	4

*	Provides fixed annuity products to individuals.

**	Provides additional investment portfolio management to Midwest Bank and Trust Company.

***	The trust is a statutory business trust formed as a financing subsidiary of the Company.

****	Provides securities brokerage services to individuals and commercial business.

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

      On January 3, 2003, the Company completed the acquisition of Big Foot Financial Corp. (“BFFC”). BFFC was the holding company for Fairfield Savings Bank, F.S.B. (“Fairfield”) with approximately $200 million in total assets at December 31, 2002, and three locations in the Chicago area. The transaction expanded the Company’s existing branch network in the metropolitan Chicago area by merging Fairfield, with banking centers in Chicago, Long Grove, and Norridge, into Midwest Bank and Trust Company. Final integration of systems and processes were completed in February 2003. The Company issued a total of 1,599,088 shares in the transaction.

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

      In May 2000, the Company formed MBHI Capital Trust I (“Trust I”). Trust I is a statutory business trust formed under the laws of the State of Delaware and is wholly owned by the Company. In June 2000, Trust I issued 10.0% preferred securities with an aggregate liquidation amount of $20,000,000 ($25 per preferred security) to third-party investors in an underwritten public offering.

      In October 2002, the Company formed MBHI Capital Trust II (“Trust II”), a statutory trust formed under the laws of the State of Delaware and a wholly owned financing subsidiary of the Company. In October 2002, Trust II issued $15,000,000 in aggregate liquidation amount of floating rate trust preferred securities in a private placement offering.

      In December 2003, the Company formed MBHI Capital Trust III (“Trust III”) and MBHI Capital Trust IV (“Trust IV”), statutory trusts formed under the laws of the State of Delaware and wholly owned financing subsidiaries of the Company. In December 2003, Trust III and Trust IV issued $9,000,000 and $10,000,000, respectively in aggregate liquidation amount of floating rate trust preferred securities in private placement offerings.

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

      The Company plans to continue to implement its growth strategy through selected acquisitions and by adding de novo banking centers in nearby communities where management believes customers would be attracted to a community-banking alternative. The Company intends to establish two de novo banking centers per year. Previously, the Company announced its plans to open two new banking centers in Addison and Glenview, Illinois. The Company anticipates that it will take between 12 to 18 months for a new banking center to become profitable. Any acquisition the Company pursues will ideally be accretive to net income and diluted earnings per share within the first full year following consolidation, with cost savings targeted to be realized in the first phase of integration post closing. The Company’s growth strategy of establishing de novo banking centers and selected acquisitions are dependent on many factors, including regulatory approval that may limit or prohibit such expansion plans.

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

      Commercial Loans. Commercial and individual loans are made to small- to medium-sized businesses that are sole proprietorships, partnerships and corporations. Generally, these loans are secured with collateral including accounts receivable, inventory and equipment; the personal guarantees of the principals are also required. Frequently, these loans are further secured with real estate collateral.

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

      Consumer Loans. Consumer loans (other than consumer real estate loans) are collateralized loans to individuals for various personal purposes such as automobile financing and home improvements.

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

ATMs

      The Banks maintain a network of 29 ATM sites generally located within the Banks’ local markets. All except two off-site ATMs are owned by the Banks. Twenty of the ATM sites are located at various banking centers and seven are maintained off-site at hotels, supermarkets, and schools.

Trust Activities

      Midwest Bank and Trust Company and Midwest Bank of Western Illinois offer land trusts, personal trusts, custody accounts, retirement plan services, and corporate trust services. As of December 31, 2003, the Trust Department of Midwest Bank and Trust Company maintained trust relationships representing an aggregate market value of $3.5 million in assets with an aggregate book value of $2.9 million. In addition, the Trust Department of Midwest Bank and Trust Company administered 1,808 land trust accounts as of December 31, 2003. Midwest Bank of Western Illinois also provides trust services to its customers and maintained trust accounts with an aggregate market value of $42.8 million and an aggregate book value of $30.7 million as of December 31, 2003.

Insurance Services

      Porter Insurance Agency, Inc. (“Porter”) is a full line independent insurance agency. Concentrating in agricultural-related insurance products, Porter is one of the largest writers of crop insurance in Illinois. Porter represents many regional and national carriers offering programs for individual and group life and health insurance, as well as property and casualty lines. Porter maintains a strong portfolio of products for homeowners, automobile, and business insurance, in addition to workers compensation.

      Midwest Bank Insurance Services, L.L.C. is an independent insurance which concentrates in commercial insurance products and fixed rate annuities.

Securities Brokerage

      Securities brokerage services were provided through arrangements with an independent regional brokerage firm, Service 1st Financial Corp., which has been operating for 13 years in our banking franchise. In March 2002, the Company’s newly formed subsidiary, Midwest Financial and Investment Services, Inc., purchased certain assets of Service 1st Financial Corp. and commenced brokerage activities through the Banks’ investment centers. Licensed brokers are located at nine banking centers and provide investment-related services, including securities trading, financial planning, mutual funds sales, fixed and variable rate annuities, and tax-exempt and conventional unit trusts. This acquisition is furthering one of the Company’s strategic goals of increasing revenues from nontraditional sources and to enhance the Company’s net income, though there is no guaranty that actual results will be attained.

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

Employees

      As of December 31, 2003, the Company and its subsidiaries had 436 full-time equivalent employees. Management considers its relationship with its employees to be good.

Recent Regulatory Developments

      On December 29, 2003, the Company and Midwest Bank and Trust Company received a proposed written agreement from the Federal Reserve and the Illinois Commissioner which detailed recommended corrective actions in the Company’s over all risk management, lending and credit review practices, including the engagement of third party consultants. This agreement relates to the joint examination which began on March 3, 2003 and ended on May 23, 2003. Following discussions with the regulators in late January 2004, the Company and Midwest Bank and Trust Company received a revised written agreement from the Federal Reserve and the Illinois Commissioner on March 11, 2004. The regulators have requested the Company and Midwest Bank and Trust Company take action on the proposed written agreement by March 15, 2004.

      The written agreement outlines a series of steps to address and strengthen the Company’s risk management practices. These steps include third-party reviews and the submission of written plans in a number of areas. These areas include the Company’s and the Bank’s boards of directors and management, corporate governance, internal controls, risk management, lending and credit, including allowance for loan and lease losses and loan review, and loan policies and procedures. The proposed agreement does not relate to the financial condition, capital, earnings or liquidity of the Company or the Bank.

      Management believes that compliance with the proposed terms will not have a direct material effect upon the Company’s consolidated financial position or results of operations. No restrictions have been proposed relating to the payment of dividends.

      The proposed agreement requires submission of written plans, programs and policies and procedures to the regulators for review and approval within specified time frames.

      Failure to satisfy the terms of the proposed agreement could result in further regulatory actions against the Company, Midwest Bank and Trust Company and their boards of directors and management.

      Since the joint examination of March 2003, the Company and Midwest Bank and Trust Company have taken steps, and continue to take steps, to address the recommendations proposed by the regulators in their report dated August 1, 2003, which are now incorporated into the proposed written agreement. Beginning in late March 2004, the regulators will begin their regularly scheduled joint examination of the Company and the Bank.

Available Information

      The Company’s internet address is www.midwestbanc.com. The Company posts the filings it makes with the SEC on its website (which are available free of charge) and on the same business day that it files these reports with the SEC. The Company is a SEC registrant and is required to annually file a Form 10-K and Forms 10-Q on a quarterly basis and current reports on Form 8-K. These reports and any amendments to such reports are posted on the Company’s website. The Company will also provide free copies of our filings upon written request to: Chief Financial Officer, 501 West North Ave., Melrose Park, IL 60160.

      The public may read and copy any materials filed with the SEC at the SEC’s Public Reference Room at 450 Fifth Street, NW, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The Company is an electronic filer. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at the SEC’s site: http://www.sec.gov.

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

Bank Holding Company Regulation

      The Company is registered as a “bank holding company” with the Federal Reserve and, accordingly, is subject to supervision and regulation by the Federal Reserve under the Bank Holding Company Act (the Bank Holding Company Act and the regulations issued thereunder are collectively referred to as the “BHC Act”). The Company is required to file with the Federal Reserve periodic reports and such additional information as the Federal Reserve may require pursuant to the BHC Act. The Federal Reserve examines the Company and the Banks, and may examine Porter Insurance Agency, Inc., MBHI Capital Trust I, MBHI Capital Trust II, MBHI Capital Trust III, MBHI Capital Trust IV, Midwest Financial and Investment Services, Inc., MBTC Investment Company, and Midwest Bank Insurance Services, L.L.C.

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

      Under the Illinois Banking Act, any person who acquires more than 10% of the Company’s stock may be required to obtain the prior approval of the Commissioner of the Illinois Office of Banks and Real Estate (“the Illinois Commissioner”). Under the Change in Bank Control Act, a person may be required to obtain the prior approval of the Federal Reserve before acquiring the power to directly or indirectly control the management, operations or policies of the Company or before acquiring 10% or more of any class of its outstanding voting stock.

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

      As of December 31, 2003, the Company had regulatory capital in excess of the Federal Reserve’s minimum requirements. The Company had a total capital to risk-weighted assets ratio of 14.7% and a Tier 1 capital to risk-weighted assets ratio of 13.7% and a leverage ratio of 8.9% as of December 31, 2003.

      As a bank holding company, the Company is primarily dependent upon dividend distributions from its operating subsidiaries for its income. Federal and state statutes and regulations impose restrictions on the payment of dividends by the Company and the Banks.

      Federal Reserve policy provides that a bank holding company should not pay dividends unless (i) the bank holding company’s net income over the prior year is sufficient to fully fund the dividends and (ii) the prospective rate of earnings retention appears consistent with the capital needs, asset quality and overall financial condition of the bank holding company and its subsidiaries.

      Delaware law also places certain limitations on the ability of the Company to pay dividends. For example, the Company may not pay dividends to its stockholders if, after giving effect to the dividend, the Company would not be able to pay its debts as they become due. Because a major source of the Company’s revenues is dividends the Company receives and expects to receive from the Banks, the Company’s ability to pay dividends is likely to be dependent on the amount of dividends paid by the Banks. No assurance can be given that the Banks will, continue to, pay such dividends to the Company on their stock.

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

      The deposits of the Banks are insured by the Bank Insurance Fund (“BIF”) under the provisions of the Federal Deposit Insurance Act (“the FDIA”), and the Banks are, therefore, also subject to supervision and examination by the FDIC. The FDIA requires that the appropriate federal regulatory authority approve any merger and/or consolidation by or with an insured bank, as well as the establishment or relocation of any bank or branch office. The FDIA also gives the Federal Reserve and other federal bank regulatory agencies power to issue cease and desist orders against either banks, holding companies or persons regarded as “institution affiliated parties.” A cease and desist order can either prohibit such entities from engaging in certain unsafe and unsound bank activity or can require them to take certain affirmative action.

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

      As discussed above, under Illinois law, the Banks are subject to supervision and examination by the Illinois Commissioner, and, as members of the Federal Reserve System, by the Federal Reverse. Each of these regulatory agencies conducts routine, periodic examinations of each of the Banks and the Company. In March 2003, the Federal Reserve and the Illinois Commissioner began a joint examination of the Banks. The exam has involved further review of the adequacy of the Banks’ overall risk management practices, including the proper identification and classifications of problem loans. On April 24, 2003, the Federal Reserve and the Illinois Commissioner completed the on-site portion of their regularly scheduled annual examination of the Company’s banking subsidiaries. The Company received the examination report during the third quarter of

2003. The Company is in discussions with the regulators over some form of regulatory action. See “Recent Regulatory Developments” on page 7 for more information.

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

      At December 31, 2003 each of the Banks has a Tier 1 capital to risk-weighted assets ratio and a total capital to risk-weighted assets ratio which meets the above requirements. Midwest Bank and Trust Company has a Tier 1 capital to risk-weighted assets ratio of 12.9% and a total capital to risk-weighted assets ratio of 14.0%. Midwest Bank of Western Illinois has a Tier 1 capital to risk-weighted assets ratio of 12.4% and a total capital to risk-weighted assets ratio of 13.2%.

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

      During 2003, the Banks were assessed deposit insurance in the aggregate amount of $241,000. Deposit insurance may be terminated by the FDIC upon a finding that an institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC. Such terminations can only occur, if contested, following judicial review through the federal courts. The management of each of the Banks does not know of any practice, condition or violation that might lead to termination of deposit insurance.

      Federal Reserve System. The Banks are subject to Federal Reserve regulations requiring depository institutions to maintain non-interest-earning reserves against their transaction accounts (primarily NOW and regular checking accounts). The Federal Reserve regulations generally require 3% reserves on the first $38.8 million of transaction accounts and 10% on the remainder. The first $6.6 million of otherwise reservable balances (subject to adjustments by the Federal Reserve) are exempted from the reserve requirements. The Banks are in compliance with the foregoing requirements.

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

      Interstate Banking and Branching Legislation. Under the Interstate Banking and Efficiency Act of 1994 (“the Interstate Banking Act”), bank holding companies are allowed to acquire banks across state lines subject to various requirements of the Federal Reserve. In addition, under the Interstate Banking Act, banks are permitted, under some circumstances, to merge with one another across state lines and thereby create a main bank with branches in separate states. After establishing branches in a state through an interstate merger transaction, a bank may establish and acquire additional branches at any location in the state where any bank involved in the interstate merger could have established or acquired branches under applicable federal and state law.

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

      In October 1998, Midwest Bank of Western Illinois acquired the Porter Insurance Agency, Inc. Porter Insurance Agency, Inc. is a subsidiary of Midwest Bank of Western Illinois and is a full-lines insurance agency. Midwest Bank Insurance Services, L.L.C. is an independent insurance agency established by Midwest Bank and Trust Company in 1998. Porter Insurance Agency, Inc. and Midwest Bank Insurance Services, L.L.C. are registered with, and subject to examination by, the Illinois Department of Insurance, and the Company believes that each is operating in compliance with applicable laws of the State of Illinois.

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

Statement under the Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995: The Company and its representatives may, from time to time, make written or oral statements that are “forward-looking” and provide information other than historical information, including statements contained in the Form 10-K, the Company’s other filings with the Securities and Exchange Commission or in communications to its stockholders. These statements involve known and unknown risks, uncertainties and other factors that may cause actual results to be materially different from any results, levels of activity, performance or achievements expressed or implied by any forward-looking statement. These factors include, among other things, the factors listed below.

      In some cases, the Company has identified forward-looking statements by such words or phrases as “will likely result,” “is confident that,” “expects,” “should,” “could,” “may,” “will continue to,” “believes,” “anticipates,” “predicts,” “forecasts,” “estimates,” “projects,” “potential,” “intends,” or similar expressions identifying “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, including the negative of those words and phrases. These forward-looking statements are based on management’s current views and assumptions regarding future events, future business conditions, and the outlook for the Company based on currently available information. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those expressed in, or implied by, these statements. The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made.

      In connection with the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, the Company is hereby identifying important factors that could affect the Company’s financial performance and could cause the Company’s actual results for future periods to differ materially from any opinions or statements expressed with respect to future periods in any forward-looking statements.

      Among the factors that could have an impact on the Company’s ability to achieve operating results, growth plan goals, and the beliefs expressed or implied in forward-looking statements are:

•	Management’s ability to reduce and effectively manage interest rate risk and the impact of interest rates in general on the volatility of the Company’s net interest income;

•	Fluctuations in the value of the Company’s investment securities;

•	The ability to attract and retain senior management experienced in banking and financial services;

•	The sufficiency of allowances for loan losses to absorb the amount of actual losses inherent in the existing portfolio of loans;

•	The Company’s ability to adapt successfully to technological changes to compete effectively in the marketplace;

•	Credit risks and risks from concentrations (by geographic area and by industry) within the Banks’ loan portfolio;

•	The effects of competition from other commercial banks, thrifts, mortgage banking firms, consumer finance companies, credit unions, securities brokerage firms, insurance companies, money market and other mutual funds, and other financial institutions operating in the Company’s market or elsewhere or providing similar services;

•	The failure of assumptions underlying the establishment of allowances for loan losses and estimation of values of collateral and various financial assets and liabilities;

•	Volatility of rate sensitive deposits;

•	Operational risks, including data processing system failures or fraud;

•	Asset/liability matching risks and liquidity risks;

•	Changes in the economic environment, competition, or other factors that may influence the anticipated growth rate of loans and deposits, the quality of the loan portfolio and loan and deposit pricing, and the

Company’s ability to successfully pursue acquisition and expansion strategies and integrate any acquired companies;

•	The impact from liabilities arising from legal or administrative proceedings on the financial condition of the Company;

•	Possible administrative or enforcement actions of banking regulators in connection with any material failure of the Banks to comply with banking laws, rules or regulations, including the failure of Midwest Bank and Trust Company to comply with any written agreement it may enter into with the Federal Reserve and the Illinois Commissioner;

•	Governmental monetary and fiscal policies, as well as legislative and regulatory changes, that may result in the imposition of costs and constraints on the Company through higher FDIC insurance premiums, significant fluctuations in market interest rates, increases in capital requirements, and operational limitations;

•	Changes in general economic or industry conditions, nationally or in the communities in which the Company conducts business;

•	Changes in accounting principles, policies, or guidelines affecting the businesses conducted by the Company;

•	Acts of war or terrorism; and

•	Other economic, competitive, governmental, regulatory, and technical factors affecting the Company’s operations, products, services, and prices.

      The Company wishes to caution that the foregoing list of important factors may not be all-inclusive and specifically declines to undertake any obligation to publicly revise any forward-looking statements that have been made to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

      With respect to forward-looking statements set forth in the notes to consolidated financial statements, including those relating to contingent liabilities and legal proceedings, some of the factors that could affect the ultimate disposition of those contingencies are changes in applicable laws, the development of facts in individual cases, settlement opportunities, and the actions of plaintiffs, judges, and juries.

EXECUTIVE OFFICERS OF THE REGISTRANT

      Listed below are the executive officers of the Company as of March 12, 2004.

      Brad A. Luecke (53) has been President and Chief Executive Officer of the Company since July 2000. He has also served as a director of the Company since June 2002. Mr. Luecke became Vice Chairman of Midwest Bank and Trust Company in 2000 and continues to serve as Chief Executive Officer and a director since 1991. Mr. Luecke was named chairman and director of Midwest Financial and Investment Services, Inc. in March 2002. Mr. Luecke was named Chairman, President, and director of MBTC Investment Company in August 2002. He also served as president of Midwest Bank and Trust Company from 1991 to 2000. Mr. Luecke was a director of Midwest Bank of Hinsdale and First Midwest Data Corp from 2000 to August 2002.

      Daniel R. Kadolph, CPA (41) was named Senior Vice President and Chief Financial Officer in 2000. Mr. Kadolph was also named director of Midwest Financial and Investment Services, Inc. in March 2002. Mr. Kadolph was also named director of MBTC Investment Company in August 2002. He has served as Comptroller of the Company since 1994 and Treasurer since 1997. Mr. Kadolph had served as a director of First Midwest Data Corp. from 2000 to August 2002 and has served in various management capacities at the Company and Midwest Bank and Trust Company since 1988.

      Edward H. Sibbald (55) was named Executive Vice President, Director of Marketing and Director of Investor Relations in 2000. Previously he served as a Senior Vice President of the Company in 2000 and as

Chief Financial Officer of the Company from 1997 to 2000. Previously, Mr. Sibbald served as Executive Vice President from 1997 to 1999 and Senior Vice President-Administration from 1991 to 1997. Mr. Sibbald was named Executive Vice President — Retail Banking at Midwest Bank and Trust Company in 2004. Mr. Sibbald also served as a director of Midwest Bank of McHenry County from 1994 to August 2002 and continues to serve as a director of Midwest Bank of Western Illinois.

      Mary C. Ceas, SPHR (46) was named Senior Vice President — Human Resources of the Company in 2000. Previously, Ms. Ceas was Vice President — Human Resources since 1997 and served as Director — Training and Development from 1995 to 1997.

      Michelle T. Holman (44) was named Senior Vice President — Risk Management in 2000. Ms. Holman had served as a director of First Midwest Data Corp. from 2000 to August 2002. Previously, she served as Vice President of Loan Review since 1988 and in various management capacities at the Company and Midwest Bank and Trust Company since 1985.

      Sheldon Bernstein (57) was named a Senior Vice President of the Company in 2001. Mr. Bernstein has served as President of Midwest Bank and Trust Company, Cook County Region since 2000. Previously, Mr. Bernstein served as Chief Operating Officer and Executive Vice President-Lending of Midwest Bank and Trust Company since 2000 and 1993, respectively. He was also named director of Midwest Financial and Investment Services, Inc. in March 2002. Mr. Bernstein was a director of First Midwest Data Corp from 2001 to August 2002.

      Mary M. Henthorn (46) was named a Senior Vice President of the Company in 2001. Ms. Henthorn was named President of Midwest Bank and Trust Company, DuPage County Region in August 2002. She was also named director of Midwest Financial and Investment Services, Inc. in March 2002. Ms. Henthorn served as President and Chief Executive Officer of Midwest Bank of Hinsdale from 2000 to August 2002. Previously, she served as Executive Vice President and a director of Midwest Bank of Hinsdale from 1996 to August 2002. She held various management positions at Midwest Bank of Hinsdale and Midwest Bank and Trust Company since 1992.

      Stephen M. Karaba (46) was named a Senior Vice President of the Company in 2000. Mr. Karaba was named President of Midwest Bank and Trust Company, McHenry County Region in 2002. He was also named director of Midwest Financial and Investment Services, Inc. in March 2002. Mr. Karaba had served as president and director of Midwest Bank of McHenry County from 1994 to August 2002. Previously, Mr. Karaba held various management and executive positions within Midwest Bank and Trust Company and Midwest Bank of McHenry County since 1989.

      Christopher J. Gavin (42) was named a Senior Vice President of the Company in 2000 and has served as President and Chief Executive Officer of Midwest Bank of Western Illinois since 1998. Mr. Gavin was named director of Midwest Financial and Investment Services, Inc. in March 2002. He also has been a director of Midwest Bank of Western Illinois since 1997 and has served as a director of Porter Insurance Agency, Inc. since 1998. Mr. Gavin was Executive Vice President and Chief Credit Officer of Midwest Bank of Western Illinois from 1997 to 1998.

Item 2.	Properties

      The following table sets forth certain information regarding the Company’s principal office and bank subsidiary facilities.

	Date	Net Book Value at	Leased or
Location	Acquired	December 31, 2003	Owned

	(In Thousands)
Principal Office
501 West North Avenue Melrose Park, Illinois 60160	1987	$1,221	Owned

Midwest Bank and Trust Company Banking Offices

Cook County Region
1606 North Harlem Avenue Elmwood Park, Illinois 60607	1959	1,660	Owned
300 South Michigan Avenue Chicago, Illinois 60604	1986	—	Leased
4012 North Pulaski Road Chicago, Illinois 60641	1993	975	Owned
7227 West Addison Street Chicago, Illinois 60634	1996	1,155	Owned
1601 North Milwaukee Avenue* Chicago, Illinois 60647	1980	182	Owned
8301 West Lawrence* Norridge, Illinois 60656	1976	5	**

DuPage County Region
500 West Chestnut Street Hinsdale, Illinois 60521	1991	1,615	Owned
927 Curtiss Street Downers Grove, Illinois 60515	1996	3	Leased
505 North Roselle Road Roselle, Illinois 60172	1999	2,078	Owned

McHenry County Region
17622 Depot Street Union, Illinois 60180	1987	50	Owned
2045 East Algonquin Road Algonquin, Illinois 60102	1994	741	Owned
204 E. State Road Island Lake, Illinois 60042	1998	328	Owned
5555 Bull Valley Road McHenry, Illinois 60050	1998	1,244	Owned
Old McHenry Road* Long Grove, Illinois	1980	2,941	Owned

Midwest Bank of Western Illinois Banking Offices
200 East Broadway Monmouth, Illinois 61462	1993	2,346	Owned
612 West Main Street Galesburg, Illinois 61401	1996	515	Owned
Schuyler Street Oquawka, Illinois 61469	1991	61	Owned

	Date	Net Book Value at	Leased or
Location	Acquired	December 31, 2003	Owned

	(In Thousands)
104 S.E. 3rd Avenue Aledo, Illinois 61231	1999	150	Owned
106 South Kirk Kirkwood, Illinois 61473	1993	—	Owned
1120 North 6th Street Monmouth, Illinois 61462	2001	—	Leased

*	Branches acquired through BFFC acquisition effective January 3, 2003.

**	Land is leased and building is owned.

      Management believes that the facilities are of sound construction, in good operating condition, appropriately insured, and adequately equipped for carrying on the business of the Company.

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

      The Company’s common stock is traded over-the-counter and quoted on the Nasdaq National Market under the symbol “MBHI.” As of March 12, 2004, the Company had approximately 2,000 stockholders of record. The table below sets forth the high and low sale prices of the common stock during the periods indicated. The Company repurchased 35,000 common shares in 2002, and no common shares were purchased in 2003. The prices reflected below have been adjusted to reflect the 3-for-2 stock split (effected in the form of a 50% common stock dividend) paid on July 9, 2002 to stockholders of record on July 1, 2002.

	High	Low

2002
First Quarter	$15.33	$13.30
Second Quarter	20.67	14.73
Third Quarter	19.18	18.58
Fourth Quarter	20.19	17.66
2003
First Quarter	$21.13	$16.01
Second Quarter	20.55	16.81
Third Quarter	23.20	19.42
Fourth Quarter	24.15	21.84

      The Company has declared per share cash dividends with respect to its common stock in the last two fiscal years as follows:

2002
First Quarter	$0.10
Second Quarter	0.10
Third Quarter	0.10
Fourth Quarter	0.10
2003
First Quarter	$0.10
Second Quarter	0.10
Third Quarter	0.12
Fourth Quarter	0.12

      Holders of common stock are entitled to receive such dividends may be declared by the Board of Directors from time to time and paid out of funds legally available therefore. Because the Company’s consolidated net income consists largely of net income of the Banks, the Company’s ability to pay dividends depends upon its receipt of dividends from the Banks. The Banks’ ability to pay dividends is regulated by banking statutes. See “Supervision and Regulation — Dividend Limitations.” The declaration of dividends by the Company is discretionary and depends on the Company’s earnings and financial condition, regulatory limitations, tax considerations and other factors including limitations imposed by the terms of the Company’s revolving lines of credit and limitations imposed by the terms of the Company’s outstanding Company’s obligated mandatory redeemable trust preferred securities. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity.” While the Board of Directors expects to continue to declare dividends quarterly, there can be no assurance that dividends will be paid in the future.

      The Company has formed four statutory trusts between June 2000 and December 2003 to issue a combination of $20.0 million in fixed rate trust preferred securities through one statutory trust and $34.0 million in floating rate trust preferred securities through three statutory trusts. The fixed rate offering was a retail placement filed with the SEC. The three floating rate offerings were pooled private placements exempt from registration under the Securities Act pursuant to Section 4(2) thereunder. The Company has provided a full, irrevocable, and unconditional subordinated guarantee of the obligations of the four trusts under the preferred securities. The Company is obligated to fund dividends on these securities before it can pay dividends on its shares of common stock. See Note 13 to the consolidated financial statements. These four trusts are detailed below as follows:

				Mandatory	Optional
				Redemption	Redemption
Issuer	Issue Date	Amount	Rate	Date	Date

MBHI Capital Trust I	June 7, 2000	$20,000,000	10.0%	June 7, 2030	June 7, 2005
MBHI Capital Trust II	October 29, 2002	$15,000,000	LIBOR+3.45%	November 7, 2032	November 7, 2007
MBHI Capital Trust III	December 19, 2003	$9,000,000	LIBOR+3.00%	December 30, 2033	December 30, 2008
MBHI Capital Trust IV	December 19, 2003	$10,000,000	LIBOR+2.85%	January 23, 2034	January 23, 2008

Item 6.	Selected Consolidated Financial Data

      The following table sets forth certain selected consolidated financial data at or for the periods indicated. This information should be read in conjunction with the Company’s Consolidated Financial Statements and notes thereto included herein. See “Item 8, Consolidated Financial Statements and Supplementary Data.”

	Year Ended December 31,

	2003		2002		2001		2000		1999

	(Dollars in thousands, except per share data)
Statement of Income Data:
Total interest income	$112,079		$112,721		$113,132		$109,792		$84,146
Total interest expense	49,797		53,319		65,665		64,032		44,262

Net interest income	62,282		59,402		47,467		45,760		39,884
Provision for loan losses	10,205		18,532		2,220		1,850		2,203
Other income	23,086		14,008		12,802		7,695		6,734
Other expenses	43,495		33,909		31,463		29,360		25,774

Income before income taxes	31,668		20,969		26,586		22,245		18,641
Provision for income taxes	8,887		4,661		8,704		7,632		6,750

Net income	$22,781		$16,308		$17,882		$14,613		$11,891

Per Share Data(1):
Earnings per share (basic)	$1.28		$1.01		$1.11		$0.91		$0.72
Earnings per share (diluted)	1.25		0.99		1.09		0.90		0.71
Cash dividends declared	0.44		0.40		0.40		0.35		0.23
Book value at end of year	8.01		7.12		5.99		5.13		4.15
Tangible book value at end of year	7.77		6.83		5.87		4.99		4.00
Selected Financial Ratios:
Return on average assets(5)	1.02%		0.86%		1.12%		1.07%		1.04%
Return on average equity(6)	15.45		14.81		19.50		20.57		16.39
Dividend payout ratio	34.43		39.61		36.02		38.64		32.28
Average equity to average assets	6.60		5.83		5.75		5.18		6.31
Tier 1 risk-based capital	13.68		10.49		9.93		11.02		11.11
Total risk-based capital	14.74		11.74		10.82		11.94		12.20
Net interest margin (tax equivalent)(7)(8)	3.17		3.46		3.31		3.65		3.75
Loan to deposit ratio	68.16		81.74		82.82		75.95		66.58
Net overhead expense to average assets(2)	1.15		1.15		1.40		1.66		1.70
Efficiency ratio(3)	50.74		47.40		52.21		53.90		55.84
Loan Quality Ratios:
Allowance for loan losses to total loans at the end of year	1.45		1.83		1.01		1.04		1.17
Provision for loan losses to total loans	0.94		1.63		0.22		0.22		0.34
Net loans charged off to average total loans	0.79		0.73		0.07		0.11		0.21
Nonperforming loans to total loans at the end of year(4)	1.45		2.78		0.24		0.26		0.37
Nonperforming assets to total assets(9)	1.00		1.60		0.15		0.23		0.40
Allowance for loan losses to nonperforming loans	1.00	x	0.66	x	4.28	x	3.82	x	3.19	x

	December 31,

	2003	2002	2001	2000	1999

	(Dollars in thousands)
Balance Sheet Data:
Total assets	$2,264,149	$2,009,047	$1,810,422	$1,467,770	$1,256,462
Total earning assets	2,061,747	1,908,533	1,711,030	1,371,519	1,184,546
Year-to-date average assets	2,234,293	1,889,511	1,593,939	1,370,386	1,148,675
Total loans	1,081,296	1,136,704	1,003,386	824,632	646,455
Allowance for loan losses	15,714	20,754	10,135	8,593	7,567
Total deposits	1,586,411	1,390,648	1,211,520	1,085,786	970,954
Total borrowings	512,160	462,382	442,150	289,093	196,075
Stockholders’ equity	143,081	114,951	96,214	82,576	67,694
Tangible stockholders’ equity(10)	138,721	111,929	94,272	80,463	65,320

(1)	Restated for 3-for-2 stock split paid on July 9, 2002.

(2)	Noninterest income, excluding security gains and trading account profits or losses, less noninterest expense divided by average assets.

(3)	Noninterest income, excluding security gains and trading account profits or losses, plus net interest income on a fully tax-equivalent basis divided by noninterest expense excluding amortization expense.

(4)	Includes total nonaccrual, impaired and all other loans 90 days or more past due.

(5)	Net income divided by year-to-date average assets.

(6)	Net income divided by year-to-date average equity.

(7)	Net interest income, on a fully tax-equivalent basis, divided by year-to-date average earning assets.

(8)	The following table reconciles reported net interest income on a tax-equivalent basis for the periods presented:

	2003	2002	2001	2000	1999

Net interest income	$62,282	$59,402	$47,467	$45,760	$39,884
Tax-equivalent adjustment to net interest income	4,333	2,890	2,624	1,304	974

Net interest income, fully tax-equivalent basis	$66,615	$62,292	$50,091	$47,064	$40,858

(9)	Includes total nonaccrual, all other loans 90 days or more past due, and other real estate owned.

(10)	Stockholders’ equity less goodwill net of deposit premium. The following table reconciles reported stockholders’ equity to tangible stockholders’ equity for the periods presented:

	2003	2002	2001	2000	1999

Stockholders’ equity	$143,081	$114,951	$96,214	$82,576	$67,694
Goodwill	4,360	3,022	1,942	2,113	2,374

Tangible stockholders’ equity	$138,721	$111,929	$94,272	$80,463	$65,320

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

      The Company’s principal business is conducted by the Banks and consists of a full range of community-based financial services, including commercial and retail banking. The profitability of the Company’s operations depends primarily on its net interest income, provision for loan losses, other income, and other expenses. Net interest income is the difference between the income the Company receives on its loan and securities portfolios and its cost of funds, which consists of interest paid on deposits and borrowings. The provision for loan losses reflects the cost of credit risk in the Company’s loan portfolio. Other income consists of service charges on deposit accounts, securities gains, mortgage origination fees, insurance and brokerage commissions, trust income, increase in cash surrender value of life insurance, and other income. Other expenses include salaries and employee benefits, occupancy and equipment expenses, professional services, and other noninterest expenses.

      Net interest income is dependent on the amounts of and yields on interest-earning assets as compared to the amounts of and rates on interest-bearing liabilities. Net interest income is sensitive to changes in market rates of interest and is dependent on the Company’s asset/liability management procedures to cope with such changes. The provision for loan losses is based upon management’s assessment of the collectibility of the loan portfolio under current economic conditions. Other expenses are influenced by the growth of operations, with additional employees’ necessary to staff and open new banking centers and marketing expenses necessary to promote them. Growth in the number of account relationships directly affects such expenses as data processing costs, supplies, postage, and other miscellaneous expenses.

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

Critical Accounting Policies and Estimates

      The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. By their nature, changes in these assumptions and estimates could significantly affect the Company’s financial position or results of operations. Actual results could differ from those estimates. Discussed below are those critical accounting policies that are of particular significance to the Company.

      Allowance for Loan Losses: The allowance for loan losses represents management’s estimate of probable credit losses inherent in the loan portfolio. Estimating the amount of the allowance for loan losses requires significant judgment and the use of estimates related to the amount and timing of expected future cash flows on impaired loans, estimated losses on pools of homogeneous loans based on historical loss experience, and consideration of current economic trends and conditions, all of which may be susceptible to significant change. The loan portfolio also represents the largest asset type on the consolidated balance sheet. Loan losses are charged off against the allowance, while recoveries of amounts previously charged off are credited to the allowance. A provision for loan losses is charged to operations based on management’s periodic evaluation of the factors previously mentioned, as well as other pertinent factors.

      The allowance for loan losses consists of an allocated component and an unallocated component. The components of the allowance represent an estimation pursuant to either Statement of Financial Accounting Standards No. (“SFAS”) 5, Accounting for Contingencies, or SFAS 114, Accounting by Creditors for Impairment of a Loan. The allocated component of the allowance for loan losses reflects expected losses resulting from analyses developed through specific credit allocations for individual loans and historical loss experience for each loan category. The specific credit allocations are based on regular analyses of all loans over a fixed-dollar amount where the internal credit rating is at or below a predetermined classification. These analyses involve a high degree of judgment in estimating the amount of loss associated with specific loans, including estimating the amount and timing of future cash flows and collateral values. The Company’s historical loss experience is updated quarterly. The allocated component of the allowance for loan losses also includes consideration of concentrations and changes in portfolio mix and volume, and other qualitative factors.

      There are many factors affecting the allowance for loan losses; some are quantitative while others require qualitative judgment. The process for determining the allowance (which management believes adequately considers all of the potential factors which potentially result in credit losses) includes subjective elements and, therefore, may be susceptible to significant change. To the extent actual outcomes differ from management estimates, additional provision for credit losses could be required that could adversely affect earnings or financial position in future periods.

      Evaluation of Securities for Impairment: Securities are classified as held-to-maturity when the Company has the ability and management has the positive intent to hold those securities to maturity. Accordingly, they are stated at cost adjusted for amortization of premiums and accretion of discounts. Securities are classified as available-for-sale when the Company may decide to sell those securities for changes in market interest rates, liquidity needs, changes in yields or alternative investments, and for other reasons. They are carried at fair value with unrealized gains and losses, net of taxes, reported in other comprehensive income (loss). Interest income is reported net of amortization of premium and accretion of discount. Realized gains and losses on disposition of securities available-for-sale are based on the net proceeds and the adjusted carrying amounts of the securities sold, using the specific identification method. Declines in the fair value of held-to-maturity and available-for-sale securities below their cost that are deemed to be other than temporary are reflected in earnings as realized losses. In estimating other than temporary losses, management considers (1) the length of time and extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value. The evaluation also considers the impact that impairment may have on future capital, earnings, and liquidity.

      Fair Value of Financial Instruments and Derivatives: Fair values of financial instruments, including derivatives, are estimated using relevant market information and other assumptions. Fair value estimates involve uncertainties and matters of significant judgment regarding interest rates, credit risk, prepayments, and other factors, especially in the absence of broad markets for the particular items. There is no ready market for a significant portion of the Company’s financial instruments. Accordingly, fair values are based on various factors relative to expected loss experience, current economic conditions, risk characteristics, and other factors. The assumptions and estimates used in the fair value determination process are subjective in nature and involve uncertainties and significant judgment. As a consequence, fair values cannot be determined with precision. Changes in assumptions or in market conditions could significantly affect these estimates.

Consolidated Results of Operations

      Set forth below are some highlights of 2003 results compared to 2002.

•	Net income increased $6.5 million, or 39.7%, to $22.8 million for the year ended December 31, 2003 compared to $16.3 million for the year ended December 31, 2002.

•	The return on average assets was 1.02% for 2003, 0.86% for 2002, and 1.12% for 2001.

•	The return on average equity increased to 15.45% in 2003 from 14.81% in 2002 due to the increase in earnings, while decreasing from 19.50% in 2001 due to increased lower incremental increases in earnings and larger amount of equity.

•	Total assets increased $255.1 million, or 12.7%, to $2.3 billion as of December 31, 2003 from $2.0 billion as of December 31, 2002.

2003 Compared to 2002

      Net Interest Income. Net interest income on a fully tax-equivalent basis increased $4.3 million, or 6.94%, to $66.6 million in 2003 from $62.3 million in 2002, despite a modest increase in interest income on total earning assets of $801,000 in 2003. The driving force behind the increase in net interest income was a $3.5 million decrease in interest expense. Interest income on loans (on a fully tax-equivalent basis) decreased $2.2 million to $72.7 million in 2003 from $74.9 million in 2002 due to a decrease in average rates paid on loans from 6.87% to 6.52%. Interest income on securities (on a fully tax-equivalent basis) increased $2.8 million to $43.4 million in 2003 from $40.6 million in 2002 even though yields on securities decreased from 5.81% in 2002 to 4.53% in 2003 due to the recognition of premium amortization expense associated with the mortgage-backed securities the Company holds in its investment securities portfolio as a result of the low interest rate environment. The increase in interest income on securities occurred due to a significant increase in average securities from $698.9 million in 2002 to $959.8 million in 2003.

      Interest expense on interest-bearing liabilities decreased $3.5 million to $49.8 million in 2003 from $53.3 million in 2002, or 6.61%, due primarily to the repricing opportunities on core deposits and certificates of deposits which decreased interest expense by $4.0 million in 2003. Interest expense on total borrowings increased slightly due to a $56.2 million increase in average repurchase agreements during 2003. In addition, the Company issued $9.0 million in Company obligated mandatory redeemable trust preferred securities with an initial rate of 4.17% and $10.0 million in Company obligated mandatory redeemable trust preferred securities with an initial rate of 4.02% in December 2003 with a maturity of 30 years. The added interest expense from these issuances will be fully reflected during 2004.

      The net interest margin on a fully tax-equivalent basis decreased from 3.46% in 2002 to 3.17% for 2003. The primary reason for the decrease in net interest margin was attributable to the 128 basis points decrease in yields on investment portfolio as a result of the $3.8 million increase in premium amortization expense associated with the mortgage-back securities. Total loan yields decreased 35 basis points due to a prime rate reduction in early 2003 and highly competitive pricing conditions in local markets. The decrease in investment and loan yields were partially offset by a 69 basis point reduction in average deposit rates and a 62 basis point reduction in average borrowing rates.

      Provision for Loan Losses. The provision for loan losses decreased $8.3 million, or 44.9%, to $10.2 million in 2003 from $18.5 million in 2002 primarily due to reduced provisions relating to decreased nonperforming loans, which decreased from $31.5 million at December 31, 2002 to $15.7 million at December 31, 2003 (see Non-Performing Loans). As of December 31, 2003, the allowance for loan losses totaled $15.7 million, or 1.45% of total loans, and was equal to 100.2% of nonperforming loans.

      Other Income. The Company’s total other income increased $9.1 million, or 64.8%, to $23.1 million in 2003 from $14.0 million in 2002. Other income as a percentage of average assets was 1.03% for the year ended 2003 compared to 0.74% for the year ended 2002. Net gains on securities transactions were $5.3 million for the year ended December 31, 2003 compared to $1.5 million for the year ended December 31, 2002. Net trading account profits were $348,000 for the year ended December 31, 2002 compared the net trading account loss of $14,000 for the year ended December 31, 2003. The increase in total other income in 2003 compared to 2002 was in part due to a $3.5 million increase in option income to $5.3 million for the year ended December 31, 2003, as a result of the purchase or sale of various covered put or call options, with terms less than 90 days, on securities held in the Company’s investment portfolio and cash available to counterparties. Option fees are part of management’s ongoing strategy to manage risk in the securities portfolio and take advantage of favorable market conditions. Management has effectively used the proceeds from selling covered call and put options to offset net interest margin compression and has administered such sales in a coordinated process with the Company’s overall asset/liability management. Management is prepared to adjust its option strategy when interest rates increase or decrease. There is no assurance that the option fee income realized through December 31, 2003 is sustainable in future periods.

      Insurance and brokerage commissions, service charges on deposits as a result of a larger deposit base, mortgage banking fees, and derivative income, associated with two terminated credit default swaps which is included in other income, increased by $754,000, $164,000, $355,000, and $903,000, respectively.

      Other Expenses. The Company’s total other expenses increased $9.6 million, or 28.3%, to $43.5 million in 2003 from $33.9 million in 2002. Other expenses as a percentage of average assets were 1.95% for the year ended 2003 compared to 1.79% for the year ended 2002. Net overhead expenses were 1.15% as a percentage of average assets in 2003 and 2002. The increase in total other expenses in 2003 was primarily due to the following factors:

•	Salaries and employee benefits increased $3.5 million due to an increase in full-time staff positions, including brokerage staff and employees added through the acquisition of BFFC, growth in existing banking centers, and annual merit increases;

•	Occupancy and equipment increased $1.7 million in 2003 compared to the prior year primarily due to the increase premises and equipment as a result of the BFFC acquisition;

•	Professional services increased $1.7 million for 2003 compared to 2002 due to higher legal and consulting fees.

•	Other real estate expense increased by $888,000 for 2003 compared to 2002.

•	Other increases in incremental expenses of $700,000 are attributed to the three banking centers acquired through the BFFC acquisition.

•	Amortization expense on intangible assets increased by $517,000 in 2003 compared to 2002 due to the BFFC acquisition.

These increases contributed to an increase in the efficiency ratio from 50.74% for the year ended December 31, 2003 compared to 47.40% in 2002.

      Federal and State Income Tax. The Company’s consolidated income tax rate varies from statutory rates principally due to interest income from tax-exempt securities and loans. The Company recorded income tax expense of $8.9 million in 2003 compared to $4.7 million in 2002, an increase of 90.7%. The effective tax rate in 2003 was 28.1% compared to 22.2% in 2002. The 22.2% tax rate in 2002 was a result of a new favorable regulation issued by the Illinois Department of Revenue related to apportionment of business income of financial organizations, the favorable settlement of an Illinois Department of Revenue exam and various other tax planning initiatives.

2002 Compared to 2001

      Net Interest Income. Net interest income on a tax-equivalent basis increased $12.2 million, or 24.4%, to $62.3 million in 2002 from $50.1 million in 2001. While interest income on total earning assets decreased slightly by $145,000 for the year ended December 31, 2002 compared to December 31, 2001, total interest expense decreased dramatically as the Company was able to reprice its deposit in a lower interest rate environment in 2001.

      Other factors that contributed to net interest income in 2002 include the following:

•	Interest income on loans (on a fully tax-equivalent basis) decreased $1.9 million to $74.9 million in 2002 from $76.8 million in 2001 due to a decrease in average rates paid on loans from 8.37% to 6.87%, an increase in nonaccrual loans, despite the increase in average loans outstanding of $172.7 million.

•	Interest expense on interest-bearing liabilities decreased $12.3 million primarily due to the repricing opportunities on core deposits and certificates of deposits.

•	Interest expense on other borrowings increased slightly due primarily to an $111.3 million increase in average fed funds purchased and repurchase agreements during 2002 even though average FHLB advances decreased by $7.8 million.

•	The Company issued $15.0 million in Company obligated mandatory redeemable trust preferred securities in October 2002 at an initial rate of 5.27% with a maturity of 30 years. The increased interest expense will be fully recognized is 2003.

      Provision for Loan Losses. The provision for loan losses increased $16.3 million, or 734.8%, to $18.5 million in 2002 from $2.2 million in 2001 primarily due to additional provisions relating to increased nonperforming loans. As of December 31, 2002, the allowance for loan losses totaled $20.8 million, or 1.83% of total loans, and was equal to 65.8% of nonperforming loans.

      Other Income. The Company’s total other income increased $1.2 million, or 9.4%, to $14.0 million in 2002 from $12.8 million in 2001. Other income as a percentage of average assets was 0.74% for the year ended 2002 compared to 0.80% for the year ended 2001. The increase in total other income in 2002 compared to 2001 was primarily due to a $1.3 million increase in option income to $1.8 million for the year ended December 31, 2002, as a result of the purchase or sale of various covered put or call options, with terms less than 90 days, on mortgage-backed securities This increase in option income was offset by a $1.8 million decrease in net securities gains and trading profits. The following other income items increased in 2002: Insurance and brokerage commissions, service charges on deposits as a result of a larger deposit base, mortgage banking fees, and increase in cash surrender value of life insurance increased by $695,000, $678,000, $88,000, and $143,000, respectively.

      Other Expenses. The Company’s total other expenses increased $2.4 million, or 7.8%, to $33.9 million in 2002 from $31.5 million in 2001. Other expenses as a percentage of average assets were 1.79% for the year ended 2002 compared to 1.97% for the year ended 2001. Net overhead expenses were 1.15% and 1.17% as a percentage of average assets in 2002 and 2001, respectively. The increase in total other expenses in 2002 was primarily due to the following factors: salaries and employee benefits increased $1.9 million or 10.1% compared to the similar period in 2001 due to additional staffing in Midwest Financial and Investment Services, Inc., growth in existing banking centers, and annual merit increases; professional services increased $681,000 for 2002 compared to 2001 due to higher legal, consulting, and ATM charges. These modest increases coupled with the increases in other income contributed to the lowering of the efficiency ratio was 47.40% for the year ended December 31, 2002 compared to 52.2% in 2001.

      Federal and State Income Tax. The Company’s consolidated income tax rate varies from statutory rates principally due to interest income from tax-exempt securities and loans. The Company recorded income tax expense of $4.7 million in 2002 compared to $8.7 million in 2001, a decrease of 46.4%, due to changes in income. The effective tax rate in 2002 was 22.2% compared to 32.7% in 2001. These declines are a result of a new regulation issued by the Illinois Department of Revenue related to apportionment of business income of financial organizations, the favorable settlement of an Illinois Department of Revenue exam and various other tax planning initiatives.

Interest-Earning Assets and Interest-Bearing Liabilities

      The following table sets forth the average balances, net interest income and expense and average yields and rates for the Company’s interest-earning assets and interest-bearing liabilities for the indicated periods on a tax-equivalent basis assuming a 35.0% tax rate for 2003, 2002, and 2001.

	For the Year Ended December 31,

	2003			2002			2001

	Average		Average	Average		Average	Average		Average
	Balance	Interest	Rate	Balance	Interest	Rate	Balance	Interest	Rate

	(Dollars in thousands)
Interest-Earning Assets:
Federal funds sold and interest-bearing due from banks	$24,956	$247	0.99%	$8,796	$138	1.57%	$6,132	$250	4.08%
Securities:
Taxable(1)	888,577	38,647	4.35	639,226	36,542	5.72	555,053	36,362	6.55
Exempt from federal income taxes(1)	71,191	4,786	6.72	59,662	4,033	6.76	33,255	2,320	6.98

Total securities	959,768	43,433	4.53	698,888	40,575	5.81	588,308	38,682	6.58
Loans(2)(3)(4):
Commercial loans(1)	219,277	12,764	5.82	229,525	13,175	5.74	215,722	17,067	7.91
Commercial real estate loans(1)	704,514	47,031	6.68	684,414	49,044	7.17	526,309	45,145	8.58
Agricultural loans(1)	57,112	3,657	6.40	53,853	3,702	6.87	49,332	3,994	8.10
Consumer real estate loans	122,390	8,249	6.74	108,339	7,805	7.20	112,053	9,291	8.29
Consumer installment loans	12,992	1,031	7.94	14,183	1,172	8.26	14,194	1,327	9.35

Total loans	1,116,285	72,732	6.52	1,090,314	74,898	6.87	917,610	76,824	8.37

Total interest-earning assets	$2,101,009	$116,412	5.54%	$1,797,998	$115,611	6.43%	$1,512,050	$115,756	7.66%

Interest-Bearing Liabilities:
Deposits:
Interest-bearing demand deposits	$181,474	$2,143	1.18%	135,943	$2,035	1.50%	$129,116	$3,409	2.64%
Money-market demand accounts and savings accounts	326,491	3,853	1.18	260,151	4,271	1.64	264,603	8,369	3.16
Time deposits less than $100,000	718,495	20,130	2.80	590,978	21,298	3.60	480,036	27,372	5.70
Time deposits of $100,000 or more	111,372	2,670	2.40	133,991	4,132	3.08	95,389	4,991	5.23
Public funds	56,453	1,269	2.25	72,495	2,300	3.17	69,137	3,378	4.89

Total interest-bearing deposits	1,394,285	30,065	2.16	1,193,558	34,036	2.85	1,038,281	47,519	4.58
Borrowings:
Federal funds purchased and repurchase agreements	223,608	6,111	2.73	172,011	4,518	2.63	60,674	2,221	3.66
FHLB advances	256,583	10,862	4.23	235,923	13,004	5.51	243,706	13,528	5.55
Notes payable and other borrowings	41,848	2,759	6.59	30,472	1,761	5.78	26,146	2,397	9.17

Total borrowings	522,039	19,732	3.78	438,406	19,283	4.40	330,526	18,146	5.49

Total interest-bearing liabilities	$1,916,324	$49,797	2.60	$1,631,964	$53,319	3.27%	$1,368,807	$65,665	4.80%

Net interest income (tax equivalent)(1)		$66,615	2.94%		$62,292	3.16%		$50,091	2.86%

Net interest margin (tax equivalent)(1)			3.17%			3.46%			3.31%
Net interest income(2)		$62,282			$59,402			$47,467

Net interest margin(2)			2.96%			3.30%			3.14%

(1)	Adjusted for 35% tax rate in 2003, 2002, and 2001 and adjusted for the dividends-received deduction where applicable.

(2)	Not adjusted for 35% tax rate in 2003, 2002, and 2001 or for the dividends-received deduction.

(3)	Nonaccrual loans are included in the average balance; however, these loans are not earning any interest.

(4)	Includes loan fees; these fees are immaterial.

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

      The following table sets forth an analysis of volume and rate changes in interest income and interest expense of the Company’s average interest-earning assets and average interest-bearing liabilities for the indicated periods on a tax-equivalent basis assuming a 35.0% tax rate in 2003, 2002, and 2001. The table distinguishes between the changes related to average outstanding balances (changes in volume holding the interest rate constant) and the changes related to average interest rates (changes in average rate holding the outstanding balance constant). The change in interest due to both volume and rate has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of the change in each.

	For the Year Ended December 31,

	2003 Compared to 2002			2002 Compared to 2001
	Change Due to			Change Due to

	Net	Volume	Rate	Net	Volume	Rate

Interest-Earning Assets:
Federal funds sold and interest-bearing due from banks	$109	$176	$(67)	$(112)	$81	$(193)
Securities taxable	2,105	12,141	(10,036)	180	5,132	(4,952)
Securities exempt from federal income taxes	753	775	(22)	1,713	1,787	(74)
Commercial loans	(411)	(595)	184	(3,892)	1,035	(4,927)
Commercial real estate loans	(2,013)	1,411	(3,424)	3,899	12,120	(8,221)
Agricultural loans	(45)	217	(262)	(292)	345	(637)
Consumer real estate loans	444	969	(525)	(1,486)	(300)	(1,186)
Consumer installment loans	(141)	(96)	(45)	(155)	(1)	(154)

Total interest-earning assets	$801	$14,998	$(14,197)	$(145)	$20,199	$(20,344)

Interest-Bearing Liabilities:
Interest-bearing demand deposits	$108	$593	$(485)	$(1,374)	$172	$(1,546)
Money market demand accounts and savings accounts	(418)	943	(1,361)	(4,098)	(139)	(3,959)
Time deposits of less than $100,000	(1,168)	4,092	(5,260)	(6,074)	5,428	(11,502)
Time deposits of $100,000 or more	(1,462)	(631)	(831)	(859)	1,608	(2,467)
Public funds	(1,031)	(445)	(586)	(1,078)	157	(1,235)
Federal funds purchased and repurchase agreements	1,593	1,404	189	2,297	3,078	(781)
FHLB advances	(2,142)	1,066	(3,208)	(524)	(430)	(94)
Notes payable and other borrowings	998	725	273	(636)	351	(987)

Total interest-bearing liabilities	$(3,522)	$7,747	$(11,269)	$(12,346)	$10,225	$(22,571)

Net interest	$4,323	$7,251	$(2,928)	$12,201	$9,974	$2,227

Financial Condition

Loans

      The following table sets forth the composition of the Company’s loan portfolio as of the indicated dates.

	December 31,

	2003	2002	2001	2000	1999

	(In thousands)
Commercial	$203,920	$229,764	$220,801	$205,698	$187,822
Commercial real estate	711,891	730,836	612,687	448,988	300,071
Agricultural	58,144	57,426	48,772	47,773	41,745
Consumer real estate(1)	96,107	105,391	109,329	108,780	103,681
Consumer installment	12,124	14,573	13,375	14,529	13,889

Total loans, gross	1,082,186	1,137,990	1,004,964	825,768	647,208
Net deferred fees	(890)	(1,286)	(1,578)	(1,136)	(753)

Total loans	1,081,296	1,136,704	1,003,386	824,632	646,455
Allowance for loan losses	(15,714)	(20,754)	(10,135)	(8,593)	(7,567)

Net loans	$1,065,582	$1,115,950	$993,251	$816,039	$638,888

Loans held for sale:
Consumer real estate	$1,571	$4,924	$3,414	$616	$449

(1)	Includes loans held for sale.

      Total loans decreased $55.4 million to $1.1 billion as of December 31, 2003 from December 31, 2002, a decrease of 4.9%. The Company sold $141.9 million of mortgage loans during the first quarter of 2003 that were acquired from BFFC in an effort to reduce the interest rate risk of the portfolio.

      During 2003, overall loan demand was down as a result of current economic conditions, the successful completion of several large construction projects by existing borrowers and other competitive factors. In addition, the decrease in loans was due to a corporate commitment to tighter credit standards and pricing disciplines applied to commercial and commercial real estate loans to protect long-term profitability. Set forth below are other highlights of the loan portfolio.

•	Commercial loans decreased $25.8 million to $203.9 million as of December 31, 2003 from $229.8 million as of December 31, 2002, a decrease of 11.3% for the reasons indicated above.

•	Commercial real estate loans decreased 2.6% from December 31, 2003 compared to December 31, 2002. The Company has added lending personnel to assist in the growth in this category on which the Company maintains a primary focus.

•	Agricultural loans increased slightly as of December 31, 2003.

•	Consumer real estate loans decreased $9.3 million as of December 31, 2003, in part due to refinancing activity.

•	Most consumer residential mortgage loans the Company originates are sold in the secondary market. At any point in time, loans will be at various stages of the mortgage banking process. Included as part of consumer real estate loans are loans held for sale. The carrying value of these loans approximated their market value at that time.

      The Company attempts to balance the types of loans in its portfolio with the objective of reducing risk. Some of the risks the Company attempts to reduce include:

•	The primary risks associated with commercial loans are the quality of the borrower’s management, financial strength and cash flow resources, and the impact of local economic factors.

•	Risks associated with real estate loans include concentrations of loans in a certain loan type, such as commercial or residential, and fluctuating land and property values.

•	Consumer loans also have risks associated with concentrations of loans in a single type of loan, as well as the risk a borrower may become unemployed as a result of deteriorating economic conditions.

Loan Maturities

      The following table sets forth the remaining maturities, based upon contractual dates, for selected loan categories as of December 31, 2003.

		1-5 Years		Over 5 Years
	One Year
	Or Less	Fixed	Variable	Fixed	Variable	Total

	(In thousands)
Commercial	$167,220	$17,606	$14,658	$2,936	$1,500	$203,920
Commercial real estate	412,665	206,502	67,320	13,966	11,438	711,891
Agricultural	19,359	4,782	10,734	1,326	21,943	58,144
Consumer real estate	21,839	13,906	18,467	10,257	31,638	96,107
Consumer installment	5,807	5,505	—	812	—	12,124

Total loans, gross	626,890	248,301	111,179	29,297	66,519	1,082,186
Net deferred fees	(890)	—	—	—	—	(890)

Total loans	$626,006	$248,301	$111,179	$29,297	$66,519	$1,081,296

Nonperforming Loans

      The Company’s financial statements are prepared on the accrual basis of accounting, including the recognition of interest income on its loan portfolio, unless a loan is placed on nonaccrual status. Loans are placed on nonaccrual status when there are serious doubts regarding the collectibility of all principal and interest due under the terms of the loans based on management’s analysis of all information available to it, including internal loan reviews, independent loan reviews, and information provided by regulatory loan reviews. Amounts received on nonaccrual loans generally are applied first to principal and then to interest after all of the principal has been collected. A loan is transferred to nonaccrual status if it is not in the process of collection and is delinquent in payment of either principal or interest beyond 90 days.

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

      The classification of a loan as impaired or nonaccrual does not necessarily indicate that the principal is uncollectible, in whole or in part. The Company makes a determination as to the collectibility on a case-by-case basis based upon the specific facts of each situation. The Company considers both the adequacy of the collateral and the other resources of the borrower in determining the steps to be taken to collect impaired or nonaccrual loans. Alternatives that are typically considered to collect impaired or nonaccrual loans are foreclosure, collection under guarantees, loan restructuring, or judicial collection actions.

      Loans that are considered to be impaired are reduced to the present value of expected future cash flows or to the fair value of the related collateral by allocating a portion of the allowance to such loans. If these allocations require an increase to be made to the allowance for loan losses, such increase is reported as a provision for loan losses charged to expense.

      The following table sets forth information on the Company’s nonperforming loans and other nonperforming assets as of the indicated dates.

	December 31,

	2003	2002	2001	2000	1999

	(Dollars in thousands)
Nonaccrual and impaired loans not accruing	$15,665	$29,035	$1,774	$1,168	$1,567
Impaired and other loans 90 days past due and accruing	18	2,514	595	1,082	806

Total nonperforming loans	15,683	31,549	2,369	2,250	2,373
Other real estate	6,942	533	355	1,153	2,651

Total nonperforming assets	$22,625	$32,082	$2,724	$3,403	$5,024

Total nonperforming loans to total loans	1.45%	2.78%	0.24%	0.26%	0.37%
Total nonperforming assets to total loans and other real estate	2.08	2.82	0.27	0.41	0.77
Total nonperforming assets to total assets	1.00	1.60	0.15	0.23	0.40

      During 2003, 2002, and 2001, the Company recognized interest income on impaired loans of $1.9 million, $207,000 and $69,000, respectively.

      Nonperforming loans decreased $15.9 million or 50.3% to $15.7 million at December 31, 2003 from $31.5 million at December 31, 2002. A number of problem loans were successfully collected during the year. Other real estate increased $6.4 million in 2003 from $533,000 in 2002 to $6.9 million. This increase was due to the reclassification from nonaccrual loans to other real estate owned for a townhouse project which the Company will develop. Total nonperforming assets decreased by $9.5 million from $32.1 million in 2002 to $22.6 million in 2003.

      Included in other real estate owned is one property totaling $6.5 million. The fair market value of this property was determined by a recent appraisal of the real property. This property is a townhouse development for which the borrower ceased construction activities on the project and a construction manager has been appointed. The Company will continue the development and has engaged a well established construction contractor to complete the development in the next two years. There are 101 townhouse units to be built, and the Company expects full retirement of its outstanding other real estate owned amount.

Analysis of Allowance for Loan Losses

      The Company recognizes that credit losses will be experienced and the risk of loss will vary with, among other things, general economic conditions; the type of loan being made; the creditworthiness of the borrower over the term of the loan; and in the case of a collateralized loan, the quality of the collateral for such loan. The allowance for loan losses represents the Company’s estimate of the amount needed necessary to provide for probable incurred losses in the portfolio. In making this determination, the Company analyzes the ultimate collectibility of the loans in its portfolio by incorporating feedback provided by internal loan staff, an independent loan review personnel, and information provided by examinations performed by regulatory agencies. The Company makes an ongoing evaluation as to the adequacy of the allowance for loan losses.

      On a quarterly basis, management of the Banks meets to review the adequacy of the allowance for loan losses. Each loan officer grades these individual commercial credits with the Company’s independent loan review personnel reviews the officers’ grades. In the event that the loan downgraded during this review, the loan is included in the allowance analysis at the lower grade. The grading system is in compliance with the regulatory classifications, and the allowance is allocated to the loans based on the regulatory grading, except in instances where there are known differences (e.g. collateral value is nominal).

      The allowance for loan losses represents management’s estimate of probable credit losses inherent in the loan portfolio. Estimating the amount of the allowance for loan losses requires significant judgment and the use of estimates related to the amount and timing of expected future cash flows on impaired loans, estimated losses on pools of homogeneous loans based on historical loss experience, and consideration of current economic trends and conditions, all of which may be susceptible to significant change. The loan portfolio also represents the largest asset type on the consolidated balance sheet. Loan losses are charged off against the allowance, while recoveries of amounts previously charged off are credited to the allowance. A provision for loan losses is charged to operations based on management’s periodic evaluation of the factors previously mentioned, as well as other pertinent factors.

      The allowance for loan losses consists of an allocated component and an unallocated component. The components of the allowance represent an estimation done pursuant to either Statement of Financial Accounting Standards No. (“SFAS”) 5, Accounting for Contingencies, or SFAS 114, Accounting by Creditors for Impairment of a Loan. The allocated component of the allowance for loan losses reflects expected losses resulting from analyses developed through specific credit allocations for individual loans and historical loss experience for each loan category. The specific credit allocations are based on regular analyses of all loans over a fixed-dollar amount where the internal credit rating is at or below a predetermined classification. These analyses involve a high degree of judgment in estimating the amount of loss associated with specific loans, including estimating the amount and timing of future cash flows and collateral values. The Company’s historical loss experience is updated quarterly. The allocated component of the allowance for loan losses also includes consideration of concentrations and changes in portfolio mix and volume, and other qualitative factors.

      There are many factors affecting the allowance for loan losses; some are quantitative while others require qualitative judgment. The process for determining the allowance (which management believes adequately considers all of the potential factors which potentially result in credit losses) includes subjective elements and, therefore, may be susceptible to significant change. To the extent actual outcomes differ from management estimates, additional provision for credit losses could be required that could adversely affect earnings or financial position in future periods.

      The following table sets forth loans charged off and recovered by type of loan and an analysis of the allowance for loan losses for the indicated periods.

	Year Ended December 31,

	2003		2002		2001		2000		1999

	(Dollars in thousands)
Average total loans	$1,116,285		$1,090,314		$917,610		$745,085		$583,683

Total loans at end of year	$1,081,296		$1,136,704		$1,003,386		$824,632		$646,455

Total nonperforming and impaired loans	$15,683		$31,549		$2,369		$2,250		$2,373

Allowance at beginning of year	$20,754		$10,135		$8,593		$7,567		$6,576
Allowance from acquired bank	300		—		—		—		—
Allowance adjustment for loan sale by related parties(1)	(6,685)		—		—		—		—
Charge-offs:
Commercial loans	8,111		6,957		541		874		1,124
Consumer real estate loans	72		14		49		56		49
Commercial real estate loans	1,526		651		231		89		120
Agricultural loans	168		284		—		11		—
Consumer installment loans	128		300		56		77		124

Total charge-offs	10,005		8,206		877		1,107		1,417
Recoveries:
Commercial loans	1,081		206		168		256		108
Consumer real estate loans	2		47		2		6		1
Commercial real estate loans	10		5		—		1		71
Agricultural loans	—		—		—		—		8
Consumer installment loans	52		35		29		20		17

Total recoveries	1,145		293		199		283		205

Net charge-offs	8,860		7,913		678		824		1,212
Provision for loan losses	10,205		18,532		2,220		1,850		2,203

Allowance at end of the year	$15,714		$20,754		$10,135		$8,593		$7,567

Net charge-off to average total loans	0.79%		0.73%		0.07%		0.11%		0.21%
Allowance to total loans at end of year	1.45		1.83		1.01		1.04		1.17
Allowance to nonperforming loans	1.00	x	0.66	x	4.28	x	3.82	x	3.19	x

(1)	Adjustment made following the March 26, 2003 receipt of $13.3 million of proceeds relating to the sale of certain loans, of which $12.5 million was applied to outstanding principal, $750,000 to the letter of credit, and $67,000 applied to interest income and late charges. See Note 27 to the consolidated financial statements.

      The provision for loan losses decreased $8.3 million, or 44.9%, to $10.2 million for the year ended December 31, 2003 from $18.5 million for the year ended December 31, 2002. The allowance for loan losses was $15.7 million at December 31, 2003 and $20.8 million at December 31, 2002. Total recoveries on loans previously charged off were $1.1 million for the year ended December 31, 2003 and $293,000 for the year ended December 31, 2002. These recoveries were due primarily to payments from customers’ bankruptcy proceedings or payment plans on charged-off loans.

      Net charge-offs increased $947,000 to $8.9 million, or 0.79% of average loans in 2003 compared to $7.9 million, or 0.73%, of average loans in 2002. Allowance for loan losses to nonperforming loans ratio was 1.00x and 0.66x at December 31, 2003 and December 31, 2002, respectively.

      Further decreases in nonperforming loans are anticipated in 2004, and prospects exist for a partial recovery of loans previously charged off in 2003. The Company anticipates net charge-offs and the provision for loan losses to be reduced from 2002 and 2003 levels.

      The following table sets forth the Company’s allocation of the allowance for loan losses by types of loans as of the indicated dates.

	December 31,

	2003		2002		2001		2000		1999

		Loan		Loan		Loan		Loan		Loan
		Category		Category		Category		Category		Category
		To		To		To		To		To
		Gross		Gross		Gross		Gross		Gross
	Amount	Loans	Amount	Loans	Amount	Loans	Amount	Loans	Amount	Loans

	(Dollars in thousands)
Commercial	$7,242	18.84%	$15,392	20.19%	$5,339	22.00%	$4,579	24.91%	$3,771	29.02%
Commercial real estate	7,286	65.78	3,141	64.22	2,386	60.95	1,865	54.37	1,635	46.36
Agricultural	190	5.37	426	5.05	737	4.86	659	5.79	637	6.45
Consumer real estate	289	8.88	145	9.26	310	10.89	206	13.17	194	16.02
Consumer installment	410	1.12	421	1.28	173	1.30	138	1.76	146	2.15
Unallocated	297	—	1,229	—	1,190	—	1,146	—	1,184	—

Total allowance for loan losses	$15,714	100.00%	$20,754	100.00%	$10,135	100.00%	$8,593	100.00%	$7,567	100.00%

      During 2003, the Company had an increase in problem credits specifically in commercial real estate. A few loans accounted for the $4.1 million increase in the allocation. The $8.2 million decrease in the allocation for commercial loans reflects in part the purchase of certain loans by related parties. The remainder of the decrease in commercial loans is attributed to the successful workout of other commercial loans which previously had specific allocations. The Company also further evaluated other factors including: using more recent loss history, quantitative factors, changes in risk ratings, and increases in classified loans. The unallocated portion of the allowance decreased by $932,000 as a result of the above mentioned factors.

      As of December 31, 2003, approximately 46.1% of the allowance was allocated to commercial loans, while 74.2% was allocated in the prior year, as a result of the reclassification of certain commercial loans in the third and fourth quarters of 2002. During March 2003, $13.3 million of classified nonperforming loans were sold to an insider group. For more information please see Note 27 to the consolidated financial statements. During 2002 and 2003, the Company experienced asset quality deterioration in commercial and commercial real estate loans. Net commercial loan charge-offs for 2002 and 2003 were $6.8 million and $7.0 million, respectively. Commercial real estate net charge-offs were $646,000 and $1.5 million for 2002 and 2003, respectively. The trend of loans subject to adverse classification has increased to $48.5 million at December 31, 2003 from $43.2 million at December 31, 2002.

      The Company utilizes an internal asset classification system as a means of reporting problem and potential problem assets. At each scheduled Bank Board of Directors meeting, a watch list is presented, showing significant loan relationships listed as Special Mention, Substandard, and Doubtful. Set forth below is a discussion of each of these classifications.

      Special Mention: A special mention extension of credit is defined as having potential weaknesses that deserve management’s close attention. If left uncorrected, these potential weaknesses may, at some future date, result in the deterioration of the repayment prospects for the credit or the institution’s credit position. Special mention credits are not considered as part of the classified extensions of credit category and do not expose an institution to sufficient risk to warrant classification. They are currently protected but are potentially weak. They constitute an undue and unwarranted credit risk.

      Loans in this category have some identifiable problem, most notably slowness in payments, but, in management’s opinion, offer no immediate risk of loss. An extension of credit that is not delinquent also may be identified as special mention. These loans are classified due to Bank management’s actions or the servicing of the loan. The lending officer may be unable to properly supervise the credit because of an inadequate loan or credit agreement. There may be questions regarding the condition of and/or control over collateral. Economic or market conditions may unfavorably affect the obligor in the future. A declining trend in the obligor’s operations or an imbalanced position in the balance sheet may exist, although it is not to the point that repayment is jeopardized. Another example of a special mention credit is one that has other deviations from prudent lending practices.

      If the Bank may have to consider relying on a secondary or alternative source of repayment, then collection may not yet be in jeopardy, but the loan may be considered special mention. Other trends that indicate that the loan may deteriorate further include such “red flags” as continuous overdrafts, negative trends on a financial statement, such as a deficit net worth, a delay in the receipt of financial statements, accounts receivable ageings, etc. These loans on a regular basis can be 30 days or more past due. Judgments, tax liens, delinquent real estate taxes, cancellation of insurance policies and exceptions to Bank policies are other “red flags”.

      Substandard: A substandard extension of credit is inadequately protected by the current sound worth and paying capacity of the obligor or of the collateral pledged, if any. Extensions of credit so classified must have a well-defined weakness or weaknesses that jeopardize the liquidation of the debt. They are characterized by the distinct possibility that the Bank will sustain some loss if the deficiencies are not corrected. In other words, there is more than normal risk of loss. Loss potential, while existing in the aggregate amount of substandard credits, does not have to exist in individual extensions of credit classified substandard.

      The likelihood that a substandard loan will be paid from the primary source of repayment is uncertain. Financial deterioration is underway and very close attention is warranted to insure that the loan is collected without a loss. The Bank may be relying on a secondary source of repayment, such as liquidating collateral, or collecting on guarantees. The borrower cannot keep up with either the interest or principal payments. If the Bank is forced into a subordinated or unsecured position due to flaws in documentation, the loan may be substandard. If the loan must be restructured, or interest rate concessions made, it should be classified as such. If the bank is contemplating foreclosure or legal action, the credit is likely substandard.

      Doubtful: An extension of credit classified doubtful has all the weaknesses inherent in one classified substandard with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions and values, highly questionable and improbable. The possibility of loss is extremely high, but because of certain important and reasonably specific pending factors that may work to the advantage of and strengthen the credit, its classification as an estimated loss is deferred until its more exact status may be determined. Pending factors may include a proposed merger or acquisition, liquidation proceedings, capital injection, perfecting liens on additional collateral, or refinancing plans.

      If the primary source of repayment is gone, and there is doubt as to the quality of the secondary source, then the loan will be considered doubtful. If a court suit is pending, and is the only means of collection, a loan is generally doubtful. As stated above, the loss amount in this category is often undeterminable, and the loan is classified doubtful until said loss can be determined.

      Potential problem loans are loans included on the watch list presented to the Board of Directors but where known information about possible credit problems of borrowers causes management to have serious doubts as to the ability of such borrowers to comply with present loan repayment terms. At December 31, 2003, special mention, substandard, and doubtful classifications were $12.7 million, $48.6 million, and $2.7 million, respectively, compared to $6.7 million, $35.1 million, and $1.4 million, respectively, at December 31, 2002. Total classifications include those loans that have been adversely classified by bank regulators and the Company’s internal loan review department. These amounts include nonaccrual and impaired loans. Specific allocations attributed to impaired loans were $5.5 million and $6.6 million, respectively, at December 31, 2003 and 2002. The Company continues to monitor its loan portfolio for adverse changes in specific types of loans and overall.

      During early 2004, a $7.7 million commercial asset based loan was downgraded to substandard. This borrower continues to make its scheduled interest payments and is exploring options to retire this loan with the Company. The Company is monitoring this loan, and at present there is adequate cash flow and collateral to continue to service the debt as agreed. The Company’s allowance for loan losses is considered by management to be adequate at December 31, 2003.

      The Company’s determination as to the classification of its assets and the amount of its valuation allowances is subject to review by the Banks’ primary regulators in the course of its regulatory examinations, which can order the establishment of additional general or specific loss allowances. There can be no assurance that regulators, in reviewing the Company’s loan portfolio, will not request the Company to materially increase its allowance for loan losses. Although management believes that adequate specific and general loan loss allowances have been established, actual losses are dependent upon future events and, as such, further additions to the level of specific and general loan loss allowances may become necessary.

Securities

      The Company manages, via a centralized portfolio management department, its securities portfolio to provide a source of both liquidity and earnings. Each Bank has its own asset/liability committee, which develops current investment policies based upon its operating needs and market circumstances. The investment policy of each Bank is reviewed by senior financial management of the Company in terms of its objectives, investment guidelines and consistency with overall Company performance and risk management goals. Each Bank’s investment policy is formally reviewed and approved annually by its board of directors. The asset/liability committee of each Bank is responsible for reporting and monitoring compliance with the investment policy. Reports are provided to each Bank’s board of directors and the Board of Directors of the Company on a regular basis.

      The total fair value of the securities portfolio was $853.4 million as of December 31, 2003, or 97.1% of amortized cost. The fair value of the securities portfolio was $772.3 million and $705.3 million as of December 31, 2002 and 2001, respectively.

      The following tables set forth the composition of the Company’s securities portfolio by major category as of the indicated dates. The securities portfolio as of December 31, 2003, 2002, and 2001 has been categorized as either available-for-sale or held-to-maturity in accordance with SFAS No. 115.

	December 31, 2003

	Held-to-Maturity		Available-for-Sale		Total

	Amortized	Fair	Amortized		Amortized		% of
	Cost	Value	Cost	Fair Value	Cost	Fair Value	Portfolio

	(Dollars in thousands)
U.S. Treasury and obligations of U.S. government agencies	$—	$—	$360,280	$336,604	$360,280	$336,604	40.99
Obligations of states and political subdivisions	12,840	13,468	35,124	37,202	47,964	50,670	5.46
Mortgage-backed securities	43,234	43,771	172,420	173,510	215,654	217,281	24.54
Equity securities	—	—	159,391	154,760	159,391	154,760	18.13
Other bonds	—	—	95,625	94,064	95,625	94,064	10.88

Total	$56,074	$57,239	$822,840	$796,140	$878,914	$853,379	100.00%

	December 31, 2002

	Held-to-Maturity		Available-for-Sale		Total

	Amortized		Amortized		Amortized		% of
	Cost	Fair Value	Cost	Fair Value	Cost	Fair Value	Portfolio

	(Dollars in Thousands)
U.S. Treasury and obligations of U.S. government agencies	$—	$—	$23,856	$23,544	$23,856	$23,544	3.14%
Obligations of states and political subdivisions	17,706	18,666	55,109	57,720	72,815	76,386	9.58
Mortgage-backed securities	100,914	101,755	495,569	504,432	596,483	606,187	78.51
Equity securities	—	—	59,369	59,364	59,369	59,364	7.81
Other bonds	—	—	7,194	6,813	7,194	6,813	0.95

Total	$118,620	$120,421	$641,097	$651,873	$759,717	$772,294	100.00%

	December 31, 2001

	Held-to-Maturity		Available-for-Sale		Total

	Amortized	Fair	Amortized		Amortized		% of
	Cost	Value	Cost	Fair Value	Cost	Fair Value	Portfolio

	(Dollars in Thousands)
U.S. Treasury and obligations of U.S. government agencies	$—	$—	$505	$516	$505	$516	0.07%
Obligations of states and political subdivisions	21,445	21,865	12,872	13,008	34,317	34,873	4.86
Mortgage-backed securities	—	—	597,902	596,147	597,902	596,147	84.61
Equity securities	—	—	72,007	72,233	72,007	72,233	10.19
Other bonds	—	—	1,941	1,570	1,941	1,570	0.27

Total	$21,445	$21,865	$685,227	$683,474	$706,672	$705,339	100.00%

      The Company has a number of available for sale securities that have unrealized losses at December 31, 2003 and 2002, see Note 3 to the consolidated financials statements for further information. During the past two years, the Company has purchased securities in the lowest interest rate environment in over 40 years. In a rising interest rate environment, the fair value of securities will likely decrease.

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

      The Company has various interest rate swap transactions as of December 31, 2003, which resulted in the Company converting $137.5 million of its FHLB advance fixed rate debt to floating rate debt. The swap transactions require payment of interest by the Company at the one-month LIBOR rate plus a spread and, in turn, the Company receives an interest payment based on a fixed rate.

      In 2003, the Company entered into 3,000 U.S. Treasury 10-year note futures contracts with a notional value of $300.0 million and a delivery date of March 2004. The Company sold these contracts in order to hedge certain U.S. Agency notes held in its available-for-sale portfolio. The Company’s objective was to offset changes in the fair market value of the U.S. Agency notes with changes in the fair market value of the futures contracts, thereby reducing interest rate risk. These futures contracts are fair value hedges with the changes in market value of the futures contracts as well as the changes in the market value of the hedged items charged or credited to earnings on a quarterly basis to net gains on securities transactions. For the period ending December 31, 2003, the ineffective portion of the hedge transactions resulted in a net loss of $553,000.

      The Company has bought and sold various put and call options, with terms less than 90 days, on mortgage-backed securities during 2003 and 2002. These are stand-alone derivatives that are carried at their estimated fair value with the corresponding gain or loss recorded in option income. See Note 20 to the consolidated financial statements. Option fees are part of management’s ongoing strategy to manage risk in the securities portfolio and take advantage of favorable market conditions. Management has effectively used the proceeds from selling covered call and put options to offset net interest margin compression and has administered such sales in a coordinated process with the Company’s overall asset/liability management. Management is poised to adjust its option strategy when interest rates increase or decrease. Option income was $5.3 million and $1.8 million for the years ended December 31, 2003 and 2002, respectively. There is no assurance that the option fee income realized through December 31, 2003 is sustainable in future periods.

      In August 2002, the Company entered into a credit derivative transaction with a notional amount of $20.0 million for a term of five years, maturing August 30, 2007. The credit swap has a credit rating of Aa2/ AA by Moody’s and Standard and Poors. In November 2002, the Company entered a second credit derivative transaction with a notional amount of $30.0 million for a term of five years, maturing November 27, 2002. The second credit swap has a credit rating of Aa1/ AAA- by Moody’s and Standard and Poors. The notional amount, which is the Company’s credit risk, represents the maximum accounting loss that could be recognized at the reporting date if actual defaults exceeded certain thresholds. These are stand-alone derivatives with the changes in the market value charged to earnings on a quarterly basis. The Company receives fee income quarterly (1.25% of the notional amount on an annual basis) to cover potential credit losses in the event that actual defaults incurred by each underlying instrument exceed certain thresholds. In both transactions, the underlying asset-backed security is $1.0 billion and is diversified amongst 100 companies. Both credit derivative transactions were terminated in October of 2003.

      As of December 31, 2003, the Company held no securities of a single issuer with a book value exceeding 10% of stockholders’ equity other than those of the U.S. Treasury or other U.S. government agencies.

      The Company’s securities available-for-sale portfolio on an amortized cost basis increased $181.7 million, or 28.3%, in 2003 compared to 2002. This increase is primarily due to the reinvestment of the $141.9 million in proceeds from the sale of mortgage loans acquired through the BFFC acquisition and to reduced loan volume.

      Due to the low interest rate environment, prepayment rates have increased and the Company has experienced an increase in amortization expense associated with its mortgage-backed securities. Amortization expense was $9.1 million for the twelve months ended December 31, 2003 compared to $5.3 million for the similar period in 2002. The Company has reallocated its securities holdings in order to mitigate the increase in amortization expense. The Company reduced its portion of the investment portfolio invested in mortgage-backed securities in order to decrease the earnings volatility related to accelerated premium amortization due to mortgage refinancing. Accordingly, as of December 31, 2003, mortgage-backed securities comprised 24.5% of the portfolio compared to 78.5% at December 31, 2002.

      U.S. Treasury and government agency obligations increased $336.4 million to $360.3 million, representing 41.0% of the portfolio as of December 31, 2003 compared to $23.9 million as of December 31, 2002, or 3.1% of the portfolio. Equity securities increased $100.0 million from $59.4 million at December 31, 2002 to $159.4 million as of December 31, 2003. Equity securities at December 31, 2003 included capital securities of U.S. agencies and Federal Home Loan Bank and Federal Reserve Bank stock. Other bonds increased $88.4 million to $95.6 million at December 31, 2003 compared to $7.2 million at December 31, 2002. Other bonds include high grade corporate bonds primarily issued by financial institutions. Obligations of state and political subdivisions decreased $20.0 million to $35.1 million at December 31, 2003 from $55.1 million at December 31, 2002.

      Securities held-to-maturity decreased $62.5 million to $56.1 million as of December 31, 2003 from $118.6 million as of December 31, 2002 primarily due to the principal payments from the mortgage-backed securities.

      There were no trading account securities held at December 31, 2003 or December 31, 2002. The Company holds trading account securities on a short-term basis based on market and liquidity conditions.

Trading account profits were $348,000 compared to a loss of $14,000 for the years ended December 31, 2002 and 2003, respectively.

      Management regularly reviews the performance of its securities and sells specific securities to provide opportunities to enhance net interest income and net interest margin, and when possible the Company will recognize gains on the sale of securities. The Company has a long history of managing its securities in this manner. Gains on securities transactions for the years ended December 31, 2003 and 2002 were $5.3 million and $1.5 million, respectively. Included in the net gains on available-for-sale securities transactions was a net loss of $553,000 as a result of the hedge ineffectiveness on derivative instruments. See Note 20 to the consolidated financial statements.

Investment Maturities and Yields

      The following tables set forth the contractual or estimated maturities of the components of the Company’s securities portfolio as of December 31, 2003 and the weighted average yields on a nontax-equivalent basis. The table assumes estimated fair values for available-for-sale securities and amortized cost for held-to-maturity securities:

	Maturing

			After One But		After Five But
	Within		Within		Within		After
	One Year		Five Years		Ten Years		Ten Years		Total

	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield

	(Dollars in thousands)
Available-for-Sale-Securities:
U.S. Treasury and obligations of U.S. government agencies	$—	0.00%	$223	3.10%	$336,381	4.22%	$—	0.00%	$336,604	4.22%
Obligations of states and political subdivisions	1,227	5.38	6,093	5.21	29,774	4.74	108	5.30	37,202	4.84
Mortgage-backed securities	208	5.54	172,386	6.15	56	6.71	860	6.46	173,510	6.15
Equity securities	—	0.00	—	0.00	—	0.00	154,760	4.26	154,760	4.26
Other bonds	—	0.00	27,225	5.89	59,084	5.77	7,755	4.80	94,064	5.72

Total	$1,435	5.41%	$205,927	6.09%	$425,295	4.47%	$163,483	4.29%	$796,140	4.85%

Held-to-Maturity Securities:
Obligations of states and political subdivisions	$3,092	4.87%	$9,498	4.91%	$250	4.90%	$—	0.00%	$12,840	4.90%
Mortgage-backed securities	33	7.50	43,201	6.47	—	0.00	—	0.00	43,234	6.47

Total	$3,125	4.89%	$52,699	6.19%	$250	4.90%	$—	0.00%	$56,074	6.11%

(1)	Yield based on coupon rate of securities.

Deposits

      The Company has experienced significant growth in total deposits in recent years. Total deposits were $1.6 billion at December 31, 2003, $1.4 billion at December 31, 2002, and $1.2 billion at December 31, 2001, representing an increase of 14.1% and 14.8%, respectively, between the three years. Average total deposits were $1.5 billion for the year ended December 31, 2003, $1.3 billion for the year ended December 31, 2002, and $1.2 billion for the year ended December 31, 2001. These increases in deposits are the result of increased marketing activity in the last three years as well as normal growth in the Banks’ core market areas. Non-interest-bearing deposits were $160.7 million as of December 31, 2003, approximately $25.8 million higher than the $134.9 million level as of December 31, 2002.

      The Company acquired $73.4 million in core deposits and $64.6 million in time deposits through the acquisition of BFFC. Deposits at the three BFFC branches increased 31.8% to $181.8 million at December 31, 2003 compared to January 3, 2003, the BFFC acquisition date.

      Over the same period, interest-bearing deposits increased 13.5% or $170.0 million to $1.4 billion. Certificates of deposits less than $100,000 increased 20.3% or $124.9 million to $739.4 million at December 31, 2003 compared to $614.5 million in 2002.

      The Company’s strategy during 2003 was to reduce the levels of certificates of deposit over $100,000 and public funds. The Company’s marketing efforts have focused on core and time deposit account growth in its retail markets, reducing the need to rely on public funds and brokered certificates of deposit. As a result, these types of deposits decreased $96.5 million from $235.5 million at December 31, 2002 to $139.0 at December 31, 2003. Most of the decrease was due to brokered certificates of deposit and public fund maturities. Total brokered certificates of deposit and public funds were $85.4 million and $153.7 million at December 31, 2003 and 2002, respectively.

      The following table sets forth the average amount of and the average rate paid on deposits by category for the indicated periods.

	For the Year Ended December 31,

	2003			2002			2001

	Average	Percent of		Average	Percent of		Average	Percent of
	Balance	Deposits	Rate	Balance	Deposits	Rate	Balance	Deposits	Rate

	(Dollars in thousands)
Non-interest-bearing demand deposits	$146,699	9.52%	0.00%	$129,864	9.81%	0.00%	$121,394	10.47%	0.00%
Interest-bearing demand deposits	181,474	11.78	1.18	135,943	10.27	1.50	129,116	11.13	2.64
Savings and money market accounts	326,491	21.19	1.18	260,151	19.66	1.64	264,603	22.82	3.16
Time Deposits:
Certificates of deposit, under $100,000(1)	718,495	46.62	2.80	590,978	44.66	3.60	480,036	41.39	5.70
Certificates of deposit, over $100,000(1)	111,372	7.23	2.40	133,991	10.12	3.08	95,389	8.23	5.23
Public funds	56,453	3.66	2.25	72,495	5.48	3.17	69,137	5.96	4.89

Total time deposits	886,320	57.52	2.72	797,464	60.26	3.48	644,562	55.58	5.55

Total deposits	$1,540,984	100.00%	1.95%	$1,323,422	100.00%	2.57%	$1,159,675	100.00%	4.10%

(1)	Certificates of deposit exclusive of public funds.

      The following table summarizes the maturity distribution of certificates of deposit in amounts of $100,000 or more as of December 31, 2003. These deposits have been made by individuals, businesses, and public and other not-for-profit entities, most of which are located within the Company’s market area.

(In thousands)
Three months or less	$71,490
Over three months through six months	24,304
Over six months through twelve months	43,542
Over twelve months	77,002

Total	$216,338

Borrowings

      The following table summarizes the Company’s borrowings for the periods indicated.

	December 31,

	2003	2002	2001

	(Dollars in thousands)
Federal funds purchased	$—	$20,825	$24,350
Securities sold under agreements to repurchase	202,699	185,057	146,800
Notes payable	2,000	2,000	6,500
Company obligated mandatory redeemable trust preferred securities	54,000	35,000	20,000
FHLB advances	253,461	219,500	244,500

Total	$512,160	$462,382	$442,150

      The Company uses short-term borrowings on a limited basis. These borrowings include overnight funds purchased, securities sold under agreements to repurchase, FHLB advances, and commercial bank lines of credit. The following tables set forth categories and the balances of the Company’s short-term, intermediate-term and long-term borrowings for the periods indicated.

	Year Ended December 31,

	2003	2002	2001

	(Dollars in thousands)
Federal funds purchased:
Balance at end of year	$—	$20,825	$24,350
Weighted average interest rate at end of year	0.00%	1.43%	1.89%
Maximum amount outstanding(1)	$29,125	$29,850	$51,500
Average amount outstanding	11,783	16,376	23,604
Weighted average interest rate during year	1.38%	1.91%	3.36%

(1)	Based on amount outstanding at month end during each year.

	Year Ended December 31,

	2003	2002	2001

	(Dollars in thousands)
Securities sold under repurchase agreements:
Balance at end of year	$202,699	$185,057	$146,800
Weighted average interest rate at end of year	2.89%	2.95%	2.04%
Maximum amount outstanding(1)	$243,909	$204,830	$146,800
Average amount outstanding	211,825	155,635	37,070
Weighted average interest rate during year	2.81%	2.70%	3.85%

(1)	Based on amount outstanding at month end during each year.

      The Banks are members of the Federal Home Loan Bank of Chicago (“FHLB”). Membership requirements include common stock ownership in the FHLB. The Banks have FHLB advances due at various times through 2011. These advances are used as a supplemental source of funds. At December 31, 2003, $223.5 million of these advances had call provisions and $2.0 million had adjustable rates. The Company acquired $33.0 million in FHLB advances due to the BFFC acquisition. The Company has converted $67.5 million of its FHLB advances from fixed rate debt to floating rate through interest rate swap transactions in December 2002 and an additional $70.0 million in July 2003. These swap transactions resulted in a $2.2 million decrease in interest expense for the year ended December 31, 2003. The following table sets forth categories and the balances of the Company’s of FHLB advances of the Company as of the indicated dates or for the indicated periods. The Banks are currently in compliance with the FHLB’s membership requirements.

	Year Ended December 31,

	2003	2002	2001

	(Dollars in thousands)
FHLB advances:
Balance at end of year	$253,461	$219,500	$244,500
Weighted average interest rate at end of year	4.26%	4.75%	5.47%
Maximum amount outstanding(1)	$258,594	$244,500	$244,500
Average amount outstanding	256,583	235,923	243,706
Weighted average interest rate during year	4.23%	5.51%	5.55%

(1)	Based on amount outstanding at month end during each year.

      The following table sets forth categories and balances of the Company’s short-term or revolving lines of credit borrowings from correspondent banks as of the indicated dates or for the indicated periods.

	Year Ended December 31,

	2003	2002	2001

	(Dollars in thousands)
Lines of Credit:
Balance at end of year	$2,000	$2,000	$6,500
Weighted average interest rate at end of year	2.11%	2.37%	2.59%
Maximum amount outstanding(1)	$7,500	$12,300	$6,500
Average amount outstanding	6,171	7,842	6,147
Weighted average interest rate during year	2.76%	2.61%	6.46%

(1)	Based on amount outstanding at month end during each year.

      The Company entered into a credit agreement with a correspondent bank on January 30, 1998 (“the Credit Agreement”), which provides the Company with a revolving line of credit with a maximum availability of $10.0 million. The original maturity of the revolving line of credit was January 30, 2000. The revolving line of credit was extended until May 1, 2004.

      Amounts outstanding under the Company’s revolving line of credit represent borrowings incurred to provide capital contributions to the Banks to support their growth. The Company makes interest payments, at its option, at the 30-, 60-, 90-, or 180-day London Inter-Bank Offered Rate (“LIBOR”) plus 120 basis points or the prime rate less 25 basis points. The principal balance outstanding under the line was $2.0 million as of December 31, 2003.

      The revolving line of credit includes the following covenants at December 31, 2003: (1) the Banks must not have nonperforming assets in excess of 25% of Tier 1 capital plus the loan loss allowance; (2) the Company and each Bank must be considered well capitalized; (3) the Company must maintain consolidated tangible net worth (as defined in the credit agreement) of not less than $70 million; and (4) consolidated net income for the four previous quarters combined must be at least $5.5 million. The Company has complied with all of these debt covenants at December 31, 2003. The Company has complied with these covenants at December 31, 2002, except or the covenants regarding nonperforming assets. On April 14, 2003, the Company obtained a waiver for the nonperforming covenant.

      In May 2000, the Company formed the MBHI Capital Trust I (“Trust”). The Trust is a statutory business trust formed under the laws of the State of Delaware and is wholly owned by the Company. In June 2000, the Trust issued 10.0% Company obligated mandatory redeemable trust preferred securities with an aggregate liquidation amount of $20,000,000 ($25 per preferred security) to third-party investors in an underwritten public offering. The Company issued 10.0% junior subordinated debentures aggregating

$20,000,000 to the Trust. The junior subordinated debentures are the sole assets of the Trust. The Company obligated mandatory redeemable trust preferred securities and the junior subordinated debentures pay distributions and dividends, respectively, on a quarterly basis, which are included in interest expense. The Company obligated mandatory redeemable trust preferred securities will mature on June 7, 2030, at which time the preferred securities must be redeemed. The Company obligated mandatory redeemable trust preferred securities and junior subordinated debentures can be redeemed contemporaneously, in whole or in part, beginning June 7, 2005 at a redemption price of $25 per preferred security. The Company has provided a full, irrevocable, and unconditional guarantee on a subordinated basis of the obligations of the Trust under the preferred securities in the event of the occurrence of an event of default, as defined in such guarantee. See Note 13 to the consolidated financial statements for additional information on trust preferred securities. The following table details the four trusts formed by the Company:

				Mandatory	Optional
Issuer	Issue Date	Amount	Rate	Redemption Date	Redemption Date

MBHI Capital Trust I	June 7, 2000	$20,000,000	10.0%	June 7, 2030	June 7, 2005
MBHI Capital Trust II	October 29, 2002	$15,000,000	LIBOR+3.45%	November 7, 2032	November 7, 2007
MBHI Capital Trust III	December 19, 2003	$9,000,000	LIBOR+3.00%	December 30, 2033	December 30, 2008
MBHI Capital Trust IV	December 19, 2003	$10,000,000	LIBOR+2.85%	January 23, 2034	January 23, 2008

      FIN No. 46, Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51 (Revised December 2003). FIN 46 establishes accounting guidance for consolidation of variable interest entities (“VIE”) that function to support the activities of the primary beneficiary. The primary beneficiary of a VIE entity is the entity that absorbs a majority of the VIE’s expected losses, receives a majority of the VIE’s expected residual returns, or both, as a result of ownership, controlling interest, contractual relationship or other business relationship with the VIE. Prior to the implementation of FIN 46, VIE’s were generally consolidated by an enterprise when the enterprise had a controlling financial interest through ownership of a majority of voting interest in the entity. The provisions of FIN 46 were effective immediately for all arrangements entered into after January 31, 2003. If a VIE existed prior to February 1, 2003, FIN 46 was effective at the beginning of the first interim period beginning after June 15, 2003. However, subsequent revisions to the interpretation deferred the implementation date of FIN 46 until the first period ending after December 15, 2003.

      The trust preferred securities issued by MBHI Capital Trust I, II, III and IV are currently included in the Tier 1 capital of the Company for regulatory capital purposes. The Federal Reserve Board may in the future disallow inclusion of the trust preferred securities in Tier 1 capital for regulatory capital purposes. In July 2003, the Federal Reserve Board issued a supervisory letter instructing bank holding companies to continue to include the trust preferred securities in their Tier 1 capital for regulatory capital purposes until notice is given to the contrary. The Federal Reserve Board intends to review the regulatory implications of the change in accounting treatment of subsidiary trusts that issue trust preferred securities and, if necessary or warranted, provide further appropriate guidance. There can be no assurance that the Federal Reserve Board will continue to permit institutions to include trust preferred securities in Tier I capital for regulatory capital purposes.

      As of December 31, 2003, assuming the Company was not permitted to include the $54.0 million in trust preferred securities issued by MBHI Capital Trust I, II, III and IV in its Tier 1 capital, the Company would still exceed the regulatory required minimums for capital adequacy purposes. If the trust preferred securities were no longer permitted to be included in Tier 1 capital, the Company would also be permitted to redeem the capital securities without penalty.

      The interpretations of FIN 46 and its application to various transaction types and structures are continually evolving. Management continuously monitors emerging issues related to FIN 46, some of which could potentially impact the Company’s financial statements.

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

      The following tables set forth the Company’s capital ratios as of the indicated dates.

	Risk-Based Capital Ratios December 31,

	2003		2002		2001

	Amount	Ratio	Amount	Ratio	Amount	Ratio

	(Dollars in Thousands)
Tier 1 capital to risk-weighted assets	$201,105	13.68%	$138,197	10.44%	$113,747	9.93%
Tier 1 capital minimum requirement	58,823	4.00	52,938	4.00	45,814	4.00
Total capital to risk-weighted assets	216,819	14.74	154,740	11.69	123,984	10.82
Total capital minimum requirements	117,647	8.00	105,876	8.00	91,628	8.00
Total risk-weighted assets	1,470,587		1,323,454		1,145,354

      The Company includes $54 million for 2003, $35 million for 2002 and $20 million for 2001, of trust preferred securities in Tier I capital. Please see the above explanation in “Borrowings” of “FIN No. 46, Consolidation of Variable Interest Entities” for potential change in GAAP and/or regulatory treatment of trust preferred securities.

Liquidity

      The Company manages its liquidity position with the objective of maintaining sufficient funds to respond to the needs of depositors and borrowers and to take advantage of earnings enhancement opportunities. At December 31, 2003, the Company had cash and cash equivalents of $196.2 million. In addition to the normal inflow of funds from core-deposit growth, together with repayments and maturities of loans and securities, the Company utilizes other short-term, intermediate-term and long-term funding sources such as securities sold under agreements to repurchase, overnight funds purchased from correspondent banks and the acceptance of short-term deposits from public entities.

      The FHLB provides an additional source of liquidity. The Banks have used the FHLB extensively since 1999. In 2003, FHLB advances increased (excluding purchase accounting adjustments and the market value of interest rate swaps) by $33.0 million due to the $33.0 million in FHLB advances acquired as a result of the acquisition of BFFC. Assuming that collateral is available to secure loans, each Bank can borrow up to 35% of its assets from the FHLB that provided the Banks with a total additional $533.9 million in unused capacity at December 31, 2003. The Company believes it has sufficient liquidity to meet its current and future liquidity needs.

      The Banks also have various funding arrangements with commercial and investment banks providing up to $2.3 billion of available funding sources in the form of Federal funds lines, repurchase agreements, and brokered certificate of deposit programs. Unused capacity under these lines was $1.8 billion at December 31, 2003. The Banks maintain these funding arrangements to achieve favorable costs of funds, manage interest rate risk, and enhance liquidity in the event of deposit withdrawals.

      The Company monitors and manages its liquidity position on several levels, which vary depending upon the time period. As the time period is expanded, other data is factored in, including estimated loan funding requirements, estimated loan payoffs, securities portfolio maturities or calls, and anticipated depository buildups or runoffs.

      The Company classifies the majority of its securities as available-for-sale, thereby maintaining significant liquidity. The Company’s liquidity position is further enhanced by the structuring of a majority of its loan portfolio interest payments as monthly and also by the representation of residential mortgage loans in the Company’s loan portfolio.

      The Company’s cash flows are composed of three classifications: cash flows from operating activities, cash flows from investing activities, and cash flows from financing activities. Net cash provided by operating activities, consisting primarily of earnings, was $38.4 million, $25.2 million, and $19.3 million for the years ended December 31, 2003, 2002, and 2001, respectively. Net cash provided by investing activities, consisting primarily of the sale of mortgage loans acquired through BFFC net of investment funding was $40.5 million for the year ended December 31, 2003 and net used in investing activities, consisting primarily of loan and investment funding, was $217.9 million and $287.8 million for the years ended December 31, 2002 and 2001, respectively. Net cash provided by financing activities, consisting principally of deposit growth and net borrowings, was $67.6 million, $192.5 million, and $271.7 million for the years ended December 31, 2003, 2002, and 2001, respectively.

Contractual Obligations, Commitments, and Off-Balance Sheet Arrangements

	Payments Due By Period

	Within			After
	1 Year	1-3 Years	4-5 Years	5 Years	Total

	(Dollars in Thousands)
Deposits without a stated maturity	$708,106	$—	$—	$—	$708,106
Consumer and brokered certificates of deposits	508,364	363,230	6,711	—	878,305
Securities sold under agreements to repurchase	14,202	188,497	—	—	202,699
FHLB advances(1)	4,500	42,500	67,000	138,500	252,000
Company obligated mandatory redeemable trust preferred securities	—	—	—	54,000	54,000
Note Payable	2,000	—	—	—	2,000
Leases	502	968	908	2,219	4,597

Total contractual cash obligations	$1,237,174	$595,195	$212,119	$57,219	$2,101,707

(1)	Excludes purchase accounting adjustments and the market value of interest rate swaps.

      The following table details the amounts and expected maturities of significant commitments as of December 31, 2003. Further discussion of these commitments is included in Note 18 to the consolidated financial statements.

	Amount of Commitment Expiration Per Period

	Within			After
	1 Year	1-3 Years	4-5 Years	5 Years	Total

	(Dollars in Thousands)
Lines of Credit:
Commercial real estate	$107,700	$16,414	$113	$—	$124,227
Consumer real estate	782	2,670	7,509	18,367	29,328
Consumer	73	—	—	3,323	3,396
Commercial	103,117	16,369	540	1,940	121,966
Letters of credit	20,342	979	4,197	—	25,518
Commitments to extend credit	108,942	—	—	—	108,942

Total commercial commitments	$340,956	$36,432	$12,359	$23,630	$413,377

Asset/ Liability Management

      The business of the Company and the composition of its balance sheet consists of investments in interest-earning assets (primarily loans, mortgage-backed securities, and other securities) that are primarily funded by interest-bearing liabilities (deposits and borrowings). All of the financial instruments of the Company as of December 31, 2003 were for other than trading purposes. Such financial instruments have varying levels of sensitivity to changes in market rates of interest. The Company’s net interest income is dependent on the amounts of and yields on its interest-earning assets as compared to the amounts of and rates on its interest-bearing liabilities. Net interest income is therefore sensitive to changes in market rates of interest.

      The Company’s asset/liability management strategy is to maximize net interest income while limiting exposure to risks associated to changes in interest rates. This strategy is implemented by the Company’s ongoing analysis and management of its interest rate risk. A principal function of asset/liability management is to coordinate the levels of interest-sensitive assets and liabilities to minimize net interest income fluctuations in times of fluctuating market interest rates. In January 2002, the Company entered into a plain vanilla interest rate swap with a counterparty in order to convert its $20 million of outstanding trust preferred securities and related Company obligated mandatory redeemable trust preferred securities from a 10.00% fixed rate instrument into floating rate debt. The average yield on the $20 million trust preferred securities and related Company obligated mandatory redeemable trust preferred securities was 5.80% for the first nine months of 2002. During July of 2002, the Company terminated the fair value hedge in exchange for $718,000. Approximately $294,000 of this amount was determined to be due to hedge ineffectiveness and recognized into income in the third quarter of 2002. The remaining amount is being accreted into income, as a reduction of interest expense, over the estimated life of the Company obligated mandatory redeemable trust preferred securities.

      The Company enters into hedging activities to convert interest payments of some of its fixed rate liabilities into floating rate liabilities. As of December 31, 2003, the Company has various interest rate swap transactions, which results in the Company converting $137.5 million of its FHLB advance fixed rate debt to floating rate debt. The swap transactions require payment of interest by the Company at the one-month LIBOR rate plus a spread and, in turn, the Company receives a fixed rate interest payment equal to the fixed rate paid on the related FHLB advances. The Company has documented these to be fair value hedges. See Note 20 to the consolidated financial statements.

      In 2003, the Company entered into 3,000 U.S. Treasury 10-year note futures contracts with a notional value of $300.0 million and a delivery date of March 2004. The Company sold these contracts in order to hedge certain U.S. Agency notes held in its available-for-sale portfolio. The Company’s objective was to offset changes in the fair market value of the U.S. Agency notes with changes in the fair market value of the futures contracts, thereby reducing interest rate risk. These futures contracts are fair value hedges with the changes in market value of the futures contracts as well as the changes in the market value of the hedged items charged or credited to earnings on a quarterly basis to net gains on securities transactions. For the period ending December 31, 2003, the ineffectiveness of the hedge generated a $533,000 loss.

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

Effects of Inflation

      Inflation can have a significant effect on the operating results of all industries. However, management believes that inflationary factors are not as critical to the banking industry as they are to other industries, due to the high concentration of relatively short-duration monetary assets in the banking industry. Inflation does, however, have some impact on the Company’s growth, earnings, and total assets and on its need to closely monitor its equity capital levels. Management does not expect inflation to be a significant factor in 2004.

      Interest rates are significantly affected by inflation, but it is difficult to assess the impact, since neither the timing nor the magnitude of the changes in the various inflation indices coincide with changes in interest rates. Inflation does impact the economic value of longer term, interest-earning assets and interest-bearing liabilities, but the Company attempts to limit its long-term assets and liabilities, as indicated in the tables set forth under “Financial Condition” and “Item 7A. Quantitative and Qualitative Disclosures about Market Risk.”

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

      The Company’s overall interest rate sensitivity is demonstrated by net interest income analysis. Net interest income analysis measures the change in net interest income in the event of hypothetical changes in interest rates. This analysis assesses the risk of change in net interest income in the event of sudden and sustained 1.0% and 2.0% increases and 1.0% decrease in market interest rates. The tables below present the Company’s projected changes in net interest income for the various rate shock levels at December 31, 2003 and 2002, respectively.

	2003 Net Interest Income

		Dollar	Rate
	Amount	Change	Change

	(Dollars in Thousands)
+200 bp	$65,389	$(329)	(0.50)%
+100 bp	64,710	(1,008)	(1.53)
Base	65,718	—	—
-100 bp	65,727	9	0.01

	2002 Net Interest Income

		Dollar	Rate
	Amount	Change	Change

	(Dollars in Thousands)
+200 bp	$64,348	$(2,137)	(3.21)%
+100 bp	64,487	(1,998)	(3.01)
Base	66,485	—	—
-100 bp	67,360	875	1.32

      As shown above, at December 31, 2003, the effect of an immediate 200 basis point increase in interest rates would decrease the Company’s net interest income by 0.50%, or approximately $329,000. Overall net interest income sensitivity has decreased from 2002 to 2003, but remains within the Company’s and recommended regulatory guidelines. This decreased sensitivity was due to the changes in interest rates that affected various earning assets and interest-bearing liabilities. Due to the level of interest rates at December 31, 2003, the Company is not able to model an additional 200 basis point decrease in rates.

      As shown above, at December 31, 2002, the effect of an immediate 200 basis point increase in interest rates would decrease the Company’s net income by 3.21%, or approximately $2.1 million. Due to the level of interest rates at December 31, 2002, the Company is not able to model an additional 200 basis point decrease in rates.

      “Gap” analysis is used to determine the repricing characteristics of the Company’s assets and liabilities. The following table sets forth the interest rate sensitivity of the Company’s assets and liabilities as of December 31, 2003, and provides the repricing dates of the Company’s interest-earning assets and interest-

bearing liabilities as of that date, as well as the Company’s interest rate sensitivity gap percentages for the periods presented.

	0-3	4-12		Over
	Months	Months	1-5 Years	5 Years	Total

INTEREST-EARNING ASSETS:
Funds sold	$49,200	$—	$—	$—	$49,200
Interest-bearing due from banks	79,037	—	—	—	79,037
Securities	149,698	68,469	191,095	442,952	852,214
Loans	380,802	241,927	358,516	100,051	1,081,296

Total interest-bearing assets	$658,737	$310,396	$549,611	$543,003	$2,061,747

INTEREST-BEARING LIABILITIES:
Interest-bearing demand deposits	$18,236	$18,236	$145,891	$191,360	$373,723
Money markets	13,029	13,029	104,228	49,467	179,753
Savings deposits	10,493	10,493	83,946	49,698	154,630
Time deposits	238,484	269,476	370,345	—	878,305

Total interest-bearing deposits	$280,242	$311,234	$704,410	$290,525	$1,586,411

Securities sold under agreements to repurchase, funds purchased, and treasury tax deposits	$82,431	$2,476	$117,792	$—	$202,699
FHLB advances	438	4,938	111,471	136,614	253,461
Junior subordinated debt	—	—	—	54,000	54,000
Note payable	2,000	—	—	—	2,000

Total borrowings	84,869	7,414	229,263	190,614	512,160

Total interest-bearing liabilities	$365,111	$318,648	$933,673	$481,139	$2,098,571

Interest sensitivity gap	$293,626	$(8,252)	$(384,062)	$61,864	$(36,824)
Cumulative gap	$293,626	$285,374	$(98,688)	$(36,824)
Interest sensitivity gap to total assets	12.97%	(0.36)%	(16.96)%	2.73%
Cumulative sensitivity gap to total assets	12.97%	12.60%	(4.36)%	(1.63)%

      Mortgage-backed securities, including adjustable rate mortgage pools, are included in the above table based on their estimated weighted average lives obtained from outside analytical sources. Loans are included in the above table based on contractual maturity or contractual repricing dates.

      Computations of the prospective effects of hypothetical interest rate changes are based on numerous assumptions, including relative levels of market interest rates, loan prepayments and deposit decay rates. These computations should not be relied upon as indicative of actual results. Actual values may differ from those projections set forth above, should market conditions vary from assumptions used in preparing the analyses. Further, the computations do not contemplate any actions the Company may undertake in response to changes in interest rates. The “Gap” analysis is based upon assumptions as to when assets and liabilities will reprice in a changing interest rate environment. Because such assumptions can be no more than estimates, certain assets and liabilities indicated as maturing or otherwise repricing within a stated period may, in fact, mature or reprice at different times and at different volumes than those estimated. Also, the renewal or repricing of certain assets and liabilities can be discretionary and subject to competitive and other pressures. Therefore, the gap table included above does not and cannot necessarily indicate the actual future impact of general interest rate movements on the Company’s net interest income. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Asset/ Liability Management.”

Item 8.	Consolidated Financial Statements and Supplementary Data

      See “Contents of Consolidated Financial Statements” on page F-1.

Item 9.	Changes in and Disagreements With Accountants On Accounting and Financial Disclosure

      In response to the Sarbanes-Oxley Act of 2002, the Audit Committee of the Board of Directors the Company determined on December 16, 2002 to segregate the internal and external auditing functions and dismissed Crowe Chizek and Company LLC (“Crowe Chizek”) as the Company’s external auditor, effective upon the Company’s filing of its Annual Report on Form 10-K for the fiscal year ending December 31, 2002. On December 16, 2002, the Audit Committee also appointed KPMG, LLP (“KPMG”), to become the Company’s external auditor effective upon the Company’s filing of its Annual Report on Form 10-K for the fiscal year ending December 31, 2002. Crowe Chizek will continue to provide internal audit services to the Company under the direction of the Company’s Senior Vice President — Risk Management. This change in accountants was previously reported in our Current Report on Form 8-K filed with the SEC on December 23, 2002 and as amended by Form 8-K/ A filed January 7, 2003. Crowe Chizek completed the audit of the Company’s consolidated financial statements for the year ended December 31, 2002.

      Crowe Chizek’s reports on the Company’s consolidated financial statements for the fiscal years ended December 31, 2001 and 2002 did not contain an adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope or accounting principles.

      In connection with the audits of the Company’s consolidated financial statements for the fiscal years ended December 31, 2001 and 2002, and in the subsequent interim period to December 16, 2002, there were no disagreements with Crowe Chizek on any matters of accounting principles or practices, financial statement disclosure, or auditing scope and procedures which, if not resolved to the satisfaction of Crowe Chizek, would have caused Crowe Chizek to make reference to the matter in its report. There were no “reportable events” as that term is described in Item 304(a)(1)(v) of Regulation S-K.

      The Company provided Crowe Chizek with a copy of the foregoing disclosures. A copy of Crowe Chizek’s letter, dated January 7, 2003, stating its agreement with such statements was filed with the SEC as an exhibit to the Company’s Current Report on Form 8-K/ A dated January 7, 2003.

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

      On April 29, 2003, KPMG informed the Company that it would not accept the appointment to serve as the Company’s independent accountant for the fiscal year ending December 31, 2003 and resigned. On May 2, 2003, the Audit Committee appointed McGladrey & Pullen, LLP to serve as the Company’s independent accountant for the fiscal year ending December 31, 2003. This change in accountants was previously reported in our Current Report on Form 8-K filed with the SEC on April 29, 2003 and as amended by Form 8-K/ A filed May 19, 2003.

      During the fiscal years ended December 31, 2002 and 2001, and through May 1, 2003, the Company did not consult McGladrey & Pullen, LLP with respect to the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company’s consolidated financial statements, or regarding any other matters or reportable events described under Item 304(a)(2) of Regulation S-K.

Item 9A.     Controls and Procedures

      As of the end of the period covered by this report, an evaluation was performed under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer of the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 240.13a-15(e)). Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that the Company’s current disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms.

      There were no changes in the Company’s internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.          .

PART III

Item 10.	Directors and Executive Officers of the Registrant

      Information regarding directors of the Company is included in the Company’s Proxy Statement for its 2004 Annual Meeting of Stockholders (the “Proxy Statement”) under the heading “Election of Directors” and the information included therein is incorporated herein by reference. Information regarding the executive officers of the Company is included in Item 1. Business of this annual report.

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

Item 14.	Principal Accountant Fees and Services

      Information regarding principal accountant fees and services is included in the Company’s Proxy Statement under the heading “Independent Public Accountants,” and the information included therein is incorporated herein by reference.

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

      (a)(3) Exhibits

      The following exhibits are either filed as part of this report or are incorporated herein by reference:

3.1		Restated Certificate of Incorporation, as amended (incorporated by reference to Registrant’s Registration Statement on Form S-1, Registration No. 333-42827).
3.2		Restated By-Laws, as amended (incorporated by reference to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1998, File No. 0-29652).
3.3		Amendment of Restated By-Laws (incorporated by reference to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000, File No. 001-13755).
3.4		Certificate of Amendment of Restated By-laws (incorporated by reference to the Registrant’s Form 10-Q for the quarter ended September 30, 2002, File No. 001-13735).
3.11		Certificate of Amendment of Restated Certificate of Incorporation (incorporated by reference to Registrant’s Form 10-Q for quarter ended June 30, 2002, File No. 001-13735).
4.1		Specimen Common Stock Certificate (incorporated by reference to Registrant’s Registration Statement on Form S-1, Registration No. 333-42827).
4.2		Certain instruments defining the rights of the holders of long-term debt of the Company and certain of its subsidiaries, none of which authorize a total amount of indebtedness in excess of 10% of the total assets of the Company and its subsidiaries on a consolidated basis, have not been filed as Exhibits. The Company hereby agrees to furnish a copy of any of these agreements to the SEC upon request.
*10	.3	Midwest Banc Holdings, Inc. 1996 Stock Option Plan (incorporated by reference to Registrant’s Registration Statement on Form S-1, Registration No. 333-42827).
*10	.3a	Amendment to the Midwest Banc Holdings, Inc. 1996 Stock Option Plan (incorporated by reference to Registrant’s Annual Report on Form 10-K for the year ended December 31, 1998, File No. 0-29652).
*10	.4	Form of Transitional Employment Agreements (incorporated by reference to Registrant’s Registration Statement on Form S-1, Registration No. 333-42827).
10.5		Lease dated as of December 24, 1958, between Western National Bank of Cicero and Midwest Bank and Trust Company, as amended (incorporated by reference to Registrant’s Registration Statement on Form S-1, Registration No. 333-42827).
10.6		Britannica Centre Lease, dated as of May 1, 1994, between Chicago Title and Trust Company, as Trustee under Trust Agreement dated November 2, 1977 and known as Trust No. 1070932 and Midwest Bank & Trust Company (incorporated by reference to Registrant’s Registration Statement on Form S-1, Registration No. 333-42827).
10.7		Lease dated as of March 20, 1996 between Grove Lodge No. 824 Ancient Free and Accepted Masons and Midwest Bank of Hinsdale (incorporated by reference to Registrant’s Registration Statement on Form S-1, Registration No. 333-42827).

10.8		Office Lease, undated, between Grove Lodge No. 824 Ancient Free and Accepted Masons and Midwest Bank of Hinsdale (incorporated by reference to Registrant’s Registration Statement on Form S-1, Registration No. 333-42827).
10.9		Credit Agreement as of January 30, 1998, between the Company, Midwest One Mortgage Services, Inc., and Harris Trust & Savings Bank (incorporated by reference to Registrant’s Registration Statement on Form S-1, Registration No. 333-42827).
10.11		First Amendment and waiver to Credit Agreement dated as of September 28, 1998 between the Company, Midwest One Mortgage Services, Inc., and Harris Trust and Savings Bank (incorporated by reference to Registrant’s Form 10-K for the fiscal year ended 1999, File No. 0-29598).
10.12		Second Amendment and waiver to Credit Agreement dated as of January 7, 1999 between the Company, Midwest One Mortgage Services, Inc., and Harris Trust and Savings Bank (incorporated by reference to Registrant’s Form 10-K for the fiscal year ended 1999, File No. 0-29598).
10.13		Third Amendment and waiver to Credit Agreement dated as of January 17, 2000 between the Company and Harris Trust and Savings Bank (incorporated by reference to Registrant’s Form 10-K for the fiscal year ended 1999, File No. 0-29598).
10.14		Fourth Amendment to Credit Agreement dated January 17, 2000 between the Company and Harris Trust and Savings Bank (incorporated by reference to the Registrant’s Form 10-K for the year ended December 31, 2001, File No. 001-13735).
*10	.15	Form of Supplemental Executive Retirement Agreement (incorporated by reference to Registrant’s Form 10-Q for the quarter ended September 30, 2001, File No. 001-13735).
*10	.16	Form of Transitional Employment Agreement (Executive Officer Group) (incorporated by reference to Registrant’s Form 10-Q for the quarter ended September 30, 2001, File No. 001-13735).
10.17		Fifth Amendment and Waiver to Credit Agreement dated as of August 16, 2002 between the Company and Harris Trust and Savings Bank. (incorporated by reference to the Registrant’s Form 10-K for the year ended December 31, 2002, File No. 001-13735)
10.18		Sixth Amendment and Waiver to Credit Agreement dated as of April 14, 2003 between the Company and Harris Trust and Savings Bank. (incorporated by reference to the Registrant’s Form 10-K for the year ended December 31, 2002, File No. 001-13735)
10.19		Agreement and Plan of Reorganization between the Company and Big Foot Financial Corp. dated as of July 19, 2002 (incorporated by reference to Annex A of the Registrant’s Proxy Statement/ Prospectus dated October 23, 2002, Registration Statement No. 333- 100090).
10.21		Lease dated as of April 29, 1976, between Sanfilippo, Joseph C. and Grace Ann and Fairfield Savings and Loan Association, as amended.
10.22		Lease dated as of August 28, 2002 between Glen Oak Plaza and Midwest Bank and Trust Company.
10.23		Seventh Amendment and Waiver to Credit Agreement dated as of January 5, 2004 between the Company and Harris Trust and Saving Bank.
21.1		Subsidiaries.
23.1		Consent of Crowe Chizek and Company LLC.
23.2		Consent of McGladrey and Pullen, LLP.
24.1		Power of Attorney (included on signature page).
31.1		Rule 13a-14(a) Certification of Principal Executive Officer.
31.2		Rule 13a-14(a) Certification of Principal Financial Officer.
32.1		Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, from the Company’s Chief Executive Officer and Chief Financial Officer.

*	Indicates management contracts or compensatory plans or arrangements required to be filed as an exhibit.

      (b) Reports on Form 8-K.

      The following current Reports of Form 8-K were filed by the Company during the last quarter of fiscal 2003:

•	Form 8-K dated November 4, 2003.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MIDWEST BANC HOLDINGS, INC.

By:	/s/ BRAD A. LUECKE

Brad A. Luecke
President and Chief Executive Officer

Date: March 12, 2004

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

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

Signature	Title	Date

/s/ E.V. SILVERI E.V. Silveri	Chairman of the Board, Director	March 12, 2004

/s/ BRAD A. LUECKE Brad A. Luecke	President, Chief Executive Officer, and Director	March 12, 2004

/s/ ANGELO A. DIPAOLO Angelo A. DiPaolo	Director	March 12, 2004

/s/ GERALD F. HARTLEY Gerald F. Hartley	Director	March 12, 2004

/s/ DANIEL NAGLE Daniel Nagle	Director	March 12, 2004

/s/ JOSEPH RIZZA Joseph Rizza	Director	March 12, 2004

/s/ LEROY ROSASCO LeRoy Rosasco	Director	March 12, 2004

Signature	Title	Date

/s/ ROBERT D. SMALL Robert D. Small	Director	March 12, 2004

/s/ LEON WOLIN Leon Wolin	Director	March 12, 2004

/s/ DANIEL R. KADOLPH Daniel R. Kadolph	Senior Vice President, Chief Financial Officer, Comptroller, and Treasurer	March 12, 2004

MIDWEST BANC HOLDINGS, INC.

CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2003, 2002, and 2001

REPORT OF INDEPENDENT AUDITORS

To the Stockholders and Board of Directors

Midwest Banc Holdings, Inc.

      We have audited the accompanying consolidated balance sheet of Midwest Banc Holdings, Inc. as of December 31, 2003, and the related consolidated statements of income, stockholders’ equity, and cash flows for the year ended December 31, 2003. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

      We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Midwest Banc Holdings, Inc. at December 31, 2003 and the results of its operations and its cash flows for the year ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America.

MCGLADREY & PULLEN, LLP

Chicago, Illinois

January 30, 2004, except for note 27, as to which
     the date is March 12, 2004

REPORT OF INDEPENDENT AUDITORS

To the Stockholders and Board of Directors

Midwest Banc Holdings, Inc.

      We have audited the accompanying consolidated balance sheet of Midwest Banc Holdings, Inc. as of December 31, 2002, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2002. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Midwest Banc Holdings, Inc. at December 31, 2002 and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America.

      As disclosed in Note 2, during 2002, the Company adopted new accounting guidance for goodwill and intangible assets.

CROWE CHIZEK AND COMPANY LLC

Oak Brook, Illinois

January 17, 2003, except for Notes 12 and 27
 as to which the date is April 14, 2003

MIDWEST BANC HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,

	2003	2002

	(In thousands except share
	and per share data)
ASSETS
Cash and cash equivalents	$196,157	$49,687
Securities available-for-sale	796,140	651,873
Securities held-to-maturity (fair value: 2003 - $57,239; 2002 - $120,421)	56,074	118,620
Loans	1,081,296	1,136,704
Allowance for loan losses	(15,714)	(20,754)

Net loans	1,065,582	1,115,950
Cash value of life insurance	24,906	20,634
Premises and equipment, net	27,376	18,999
Other real estate	6,942	533
Core deposit and other intangibles, net	2,790	244
Goodwill	4,360	4,360
Due from broker	40,477	—
Other assets	43,345	28,147

Total assets	$2,264,149	$2,009,047

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Deposits
Non-interest-bearing	$160,668	$134,858
Interest-bearing	1,425,743	1,255,790

Total deposits	1,586,411	1,390,648
Federal funds purchased	—	20,825
Securities sold under agreements to repurchase	202,699	185,057
Advances from the Federal Home Loan Bank	253,461	219,500
Company obligated mandatory redeemable trust preferred securities	54,000	35,000
Note payable	2,000	2,000
Due to broker	—	20,582
Other liabilities	22,497	20,484

Total liabilities	2,121,068	1,894,096
Stockholders’ equity
Preferred stock, $.01 par value, 1,000,000 shares authorized; none issued	—	—
Common stock, $.01 par value, 24,000,000 shares authorized; 18,668,140 and 17,069,052 issued in 2003 and 2002	187	171
Surplus	64,330	29,366
Retained earnings	102,041	87,105
Accumulated other comprehensive income (loss)	(15,824)	7,145
Treasury stock, at cost (2003 - 806,934 shares, 2002 - 915,022 shares)	(7,653)	(8,836)

Total stockholders’ equity	143,081	114,951

Total liabilities and stockholders’ equity	$2,264,149	$2,009,047

See accompanying notes to consolidated financial statements.

MIDWEST BANC HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31,

	2003	2002	2001

	(In thousands, except per share data)
Interest income
Loans	$72,210	$74,433	$76,429
Securities
Taxable	36,492	35,529	34,920
Exempt from federal income taxes	3,111	2,621	1,508
Trading account securities	19	—	25
Federal funds sold and other short-term investments	247	138	250

Total interest income	112,079	112,721	113,132

Interest expense
Deposits	30,065	34,036	47,519
Federal funds purchased	163	313	793
Securities sold under agreements to repurchase	5,948	4,205	1,428
Advances from the Federal Home Loan Bank	10,862	13,004	13,528
Company obligated mandatory redeemable trust preferred securities	2,589	1,556	2,000
Notes payable	170	205	397

Total interest expense	49,797	53,319	65,665

Net interest income	62,282	59,402	47,467

Provision for loan losses	10,205	18,532	2,220

Net interest income after provision for loan losses	52,077	40,870	45,247

Other income
Service charges on deposit accounts	5,855	5,691	5,013
Net gains on securities transactions	5,340	1,522	2,761
Net trading account profits (losses)	(14)	348	899
Option income	5,326	1,822	508
Mortgage banking fees	1,048	693	605
Insurance and brokerage commissions	2,244	1,490	795
Trust income	574	572	628
Increase in cash surrender value of life insurance	959	1,080	937
Other income	1,754	790	656

Total other income	23,086	14,008	12,802

Other expenses
Salaries and employee benefits	24,156	20,659	18,770
Occupancy and equipment	6,495	4,818	5,067
Professional services	4,493	2,825	2,144
Other expenses	8,351	5,607	5,482

Total other expenses	43,495	33,909	31,463

Income before income taxes	31,668	20,969	26,586
Provision for income taxes	8,887	4,661	8,704

Net income	$22,781	$16,308	$17,882

Basic earnings per share	$1.28	$1.01	$1.11

Diluted earnings per share	$1.25	$0.99	$1.09

Cash dividends declared per common share	$0.44	$0.40	$0.40

See accompanying notes to consolidated financial statements.

MIDWEST BANC HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

				Accumulated
				Other		Total
	Common		Retained	Comprehensive	Treasury	Stockholders’
	Stock	Surplus	Earnings	Income (Loss)	Stock	Equity

	(In thousands, except share and per share data)
Balance, January 1, 2001	$114	$29,654	$65,814	$(3,861)	$(9,145)	$82,576
Cash dividends declared ($.40 per share)	—	—	(6,440)	—	—	(6,440)
Purchase of 42,000 shares of treasury stock	—	—	—	—	(541)	(541)
Issuance of common stock upon exercise of 26,970 stock options, net of tax benefits	—	(67)	—	—	—	(67)
Comprehensive income
Net income	—	—	17,882	—	—	17,882
Net increase in fair value of securities classified as available-for-sale, net of income taxes and reclassification adjustments	—	—	—	2,804	—	2,804

Total comprehensive income						20,686

Balance, December 31, 2001	114	29,587	77,256	(1,057)	(9,686)	96,214
Issuance of 5,689,660 shares of stock in conjunction with a three for two stock split	57	(57)	—	—	—	—
Cash dividends declared ($.40 per share)	—	—	(6,459)	—	—	(6,459)
Purchase of 35,000 shares of treasury stock	—	—	—	—	(576)	(576)
Issuance of 12,846 shares of common stock upon acquisition of Service 1st Financial Corp., and issuance of common stock upon exercise of 107,632 stock options, net of tax benefits	—	(164)	—	—	1,426	1,262
Comprehensive income
Net income	—	—	16,308	—	—	16,308
Net increase in fair value of securities classified as available-for-sale, net of income taxes and reclassification adjustments	—	—	—	8,202	—	8,202

Total comprehensive income						24,510

Balance, December 31, 2002	171	29,366	87,105	7,145	(8,836)	114,951
Cash dividends declared ($.44 per share)	—	—	(7,845)	—	—	(7,845)
Issuance of 1,599,088 shares of common stock upon acquisition of Big Foot Financial Corp.	16	30,448	—	—	—	30,464
Issuance of common stock upon exercise of 108,088 stock options, net of tax benefits	—	483	—	—	1,183	1,666
Capital contribution from loan payoff by related parties	—	4,033	—	—	—	4,033
Comprehensive income
Net income	—	—	22,781	—	—	22,781
Net decrease in fair value of securities classified as available-for-sale, net of income taxes and reclassification adjustments	—	—	—	(22,969)	—	(22,969)

Total comprehensive loss						(188)

Balance, December 31, 2003	$187	$64,330	$102,041	$(15,824)	$(7,653)	$143,081

See accompanying notes to consolidated financial statements.

MIDWEST BANC HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,

	2003	2002	2001

	(In thousands)
Cash flows from operating activities
Net income	$22,781	$16,308	$17,882
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	2,433	2,308	2,474
Provision for loan losses	10,205	18,532	2,220
Amortization of other intangibles	495	56	—
Proceeds from sales of trading account securities, net	(14)	348	899
Amortization of premiums and discounts on securities, net	10,302	5,172	2,832
Net gain on sales of securities	(5,340)	(1,522)	(2,761)
Net loss (gain) on sales of trading account securities	14	(348)	(899)
Federal Home Loan Bank stock dividend	(1,245)	(671)	(864)
Net change in real estate loans held for sale	3,353	(1,510)	(2,798)
Increase in cash surrender value of life insurance	(959)	(1,080)	(937)
Deferred income taxes	682	(4,087)	486
Loss (gain) on sale of other real estate	837	8	(5)
Change in other assets	(4,345)	(16,642)	(2,536)
Change in other liabilities	(829)	8,353	3,307

Net cash provided by operating activities	38,370	25,225	19,300
Cash flows from investing activities
Sales of securities available-for-sale	428,300	319,952	347,230
Maturities of securities available-for-sale	355	4,190	2,291
Principal payments on securities	338,203	209,620	132,915
Purchases of securities available-for-sale	(932,634)	(611,101)	(597,597)
Purchases of securities held-to-maturity	—	(24,588)	—
Maturities of securities held-to-maturity	4,795	26,290	3,630
Sale of derivatives or futures contracts	(7,967)	—	—
Net increase (decrease) in loans	48,545	(139,722)	(176,634)
Proceeds from sale of mortgage loans	142,546	—	—
Cash received (paid), net of cash and cash equivalents in acquisition and stock issuance	17,783	(1,008)	—
Proceeds from sale of other real estate	2,635	347	1,144
Property and equipment expenditures	(2,091)	(1,830)	(766)

Net cash provided by (used in) investing activities	40,470	(217,850)	(287,787)
Cash flows from financing activities
Net increase in deposits	58,034	179,128	125,734
Issuance of Company obligated mandatory redeemable trust preferred securities, net of debt issuance costs	18,430	14,525	—
Borrowings	5,500	9,300	9,500
Payments on borrowings	(5,500)	(38,800)	(3,300)
Dividends paid	(7,317)	(6,450)	(6,440)
Change in short-term securities sold under agreements to repurchase and federal funds purchased	(3,183)	(116,789)	146,857
Proceeds from long-term securities sold under agreement to repurchase	—	151,521	—
Repurchase of common stock	—	(576)	(541)
Proceeds from exercise of stock options	1,666	641	(67)

Net cash provided by financing activities	67,630	192,500	271,743

Increase (decrease) in cash and cash equivalents	146,470	(125)	3,256
Cash and cash equivalents at beginning of year	49,687	49,812	46,556

Cash and cash equivalents at end of year	$196,157	$49,687	$49,812

MIDWEST BANC HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS — (Continued)

	Year Ended December 31,

	2003	2002	2001

	(In thousands)
Supplemental disclosures
Cash paid during the year for
Interest	$49,953	$53,511	$66,105
Income taxes	6,334	11,175	8,991
Supplemental schedule of noncash investing and financing activities
Amount due to broker for purchases of securities	—	20,582	46,432
Amount due from broker for purchases of securities	40,477	—	—
Transfer from securities available-for-sale to held-to-maturity	—	99,841	—
Acquisitions
Noncash assets acquired:
Investment securities available for sale	17,128	—	—
Loans, net	157,477	—	—
Premises and equipment, net	8,719	139	—
Goodwill, net	—	761	—
Other intangibles, net	3,041	300	—
Other assets	5,930	—	—

Total noncash assets acquired	$192,295	$1,200	$—

Liabilities assumed:
Deposits	$137,729	$—	$—
FHLB advances	36,727	—	—
Accrued expenses and other liabilities	5,887	—	—

Total liabilities assumed	180,343	—	—

Net noncash assets acquired	$11,952	$1,200	$—

Cash and cash equivalents acquired	$19,698	$—	$—

See accompanying notes to consolidated financial statements.

MIDWEST BANC HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 —	Nature of Operations

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

      Basis of Presentation: The consolidated financial statements of Midwest Banc include the accounts of Midwest Banc and its wholly owned subsidiaries, Midwest Bank and Trust Company (“MBTC”), Midwest Bank of Western Illinois (“MBWI”), MBHI Capital Trust I, MBHI Capital Trust II, MBHI Capital Trust III, MBHI Capital Trust IV, and Midwest Financial and Investment Services, Inc. (“MFIS”). Significant intercompany balances and transactions have been eliminated.

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

      Securities: Securities are classified as held-to-maturity when the Company has the ability and management has the positive intent to hold those securities to maturity. Accordingly, they are stated at cost adjusted for amortization of premiums and accretion of discounts. Securities are classified as available-for-sale when the Company may decide to sell those securities for changes in market interest rates, liquidity needs, changes in yields or alternative investments, and for other reasons. They are carried at fair value with unrealized gains and losses, net of taxes, reported in other comprehensive income (loss). Interest income is reported net of amortization of premium and accretion of discount. Realized gains and losses on disposition of securities available-for-sale are based on the net proceeds and the adjusted carrying amounts of the securities sold, using the specific identification method. Trading account securities are carried at fair value. Realized and unrealized gains and losses on trading account securities are recognized in the statement of income as they occur. No trading securities were held at December 31, 2003 or 2002. Declines in the fair value of held-to-maturity and available-for-sale securities below their cost that are deemed to be other than temporary are reflected in earnings as realized losses. In estimating other than-temporary losses, management considers (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value.

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

      Loans: Loans are reported net of the allowance for loan losses and deferred fees. Impaired loans are carried at the present value of expected future cash flows or the fair value of the related collateral, if the loan is

MIDWEST BANC HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

considered to be collateral dependent. Interest on loans is included in interest income over the term of the loan based upon the principal balance outstanding. Where serious doubt exists as to the collectibility of a loan, the accrual of interest is discontinued. Loan fees are deferred and amortized over the term of the loan as a yield adjustment.

      Mortgage loans originated and intended for sale in the secondary market are carried at the lower of cost, net of deferred loan fees, or estimated fair value in the aggregate.

      Allowance for Loan Losses: The allowance for loan losses is a valuation allowance for probable credit losses, increased by the provision for loan losses and decreased by charge-offs less recoveries. Management estimates the allowance balance required based on past loan loss experience, the nature and volume of the portfolio, information about specific borrower situations and estimated collateral values, economic conditions, and other factors. Allocations of the allowance may be made for specific loans, but the entire allowance is available for any loan that, in management’s judgment, should be charged off. Loan losses are charged against the allowance when management believes that the uncollectibility of a loan balance is confirmed.

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

      Cash Surrender Value of Life Insurance: The Company has purchased life insurance policies on certain key executives. Life insurance is recorded at its cash surrender value, or the amount that can be realized.

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

MIDWEST BANC HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Stock Compensation: Employee compensation expense under stock options is reported using the intrinsic value method. No stock-based compensation cost is reflected in net income, as all options granted had an exercise price equal to or greater than the market price of the underlying common stock at date of grant. The following table illustrates the effect on net income and earnings per share if expense was measured using the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation.

	2003	2002	2001

	(In thousands, except per share
	data)
Net income as reported	$22,781	$16,308	$17,882
Deduct: Stock-based compensation expense determined under fair value-based method	457	321	242

Pro forma net income	$22,324	$15,987	$17,640

Basic earnings per share as reported	$1.28	$1.01	$1.11
Pro forma basic earnings per share	1.25	0.99	1.10
Diluted earnings per share as reported	1.25	0.99	1.09
Pro forma diluted earnings per share	1.23	0.97	1.08

      The pro forma effects are computed using option pricing models, using the following weighted-average assumptions as of grant date.

	2003	2002	2001

Fair value	$6.31	$4.83	$2.99
Risk-free interest rate	3.40%	4.84%	4.64%
Expected option life	5 years	5 years	5 years
Expected stock price volatility	53.00%	36.68%	22.15%
Dividend yield	1.98	2.27	3.18

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

MIDWEST BANC HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Guarantees: In November 2002, the FASB issued Interpretation No. 45 (FIN 45), Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. This interpretation expands the disclosures to be made by a guarantor about its obligations under certain guarantees and requires the guarantor to recognize a liability for the obligation assumed under a guarantee. In general, FIN 45 applies to contracts or indemnification agreements that contingently require the guarantor to make payments to the guaranteed party based on changes in an underlying that is related to an asset, liability, or equity security of the guaranteed party.

      Certain guarantee contracts are excluded from both the disclosure and recognition requirements of this interpretation, while other guarantees are subject to just the disclosure requirements of FIN 45 but not to the recognition provisions. The disclosure requirements of FIN 45 were effective for the Company as of December 31, 2002, and require disclosure of the nature of the guarantee, the maximum potential amount of future payments the guarantor could be required to make under the guarantee, and the current amount of the liability, if any, for the guarantor’s obligations under the guarantee. The recognition requirements of FIN 45 were adopted during 2003. The implementation of the accounting requirements of FIN 45 did not have a material impact on financial condition, the results of operations, or liquidity.

      Consolidation of Variable Interest Entities: FASB Interpretation No. 46 (“FIN 46”), Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51 (Revised December 2003) establishes accounting guidance for consolidation of variable interest entities (“VIE”) that function to support the activities of the primary beneficiary. The primary beneficiary of a VIE entity is the entity that absorbs a majority of the VIE’s expected losses, receives a majority of the VIE’s expected residual returns, or both, as a result of ownership, controlling interest, contractual relationship or other business relationship with a VIE. Prior to the implementation of FIN 46, VIEs were generally consolidated by an enterprise when the enterprise had a controlling financial interest through ownership of a majority of the voting interest in the entity. The provisions of FIN 46 were effective immediately for all arrangements entered into after January 31, 2003. If a VIE existed prior to February 1, 2003, FIN 46 was effective at the beginning of the first interim period beginning after June 15, 2003. However, subsequent revisions to the interpretation deferred the implementation date of FIN 46 until the first period ending after December 15, 2003.

      The trust preferred securities issued by MBHI Capital Trust I, II, III and IV are currently included in the Tier 1 capital of the Company for regulatory capital purposes. The Federal Reserve Board may in the future disallow inclusion of the trust preferred securities in Tier 1 capital for regulatory capital purposes. In July 2003, the Federal Reserve Board issued a supervisory letter instructing bank holding companies to continue to include the trust preferred securities in their Tier 1 capital for regulatory capital purposes until notice is given to the contrary.

      The interpretations of FIN 46 and its application to various transaction types and structures are continually evolving. Management continuously monitors emerging issues related to FIN 46, some of which could potentially impact the Company’s financial statements.

      During the first quarter of 2004, the Company will apply the provisions of FIN 46 to four wholly-owned subsidiary trusts that issued capital securities to third-party investors. The application of FIN 46 will result in the deconsolidation of the four wholly-owned subsidiary trusts. The assets and liabilities of the subsidiary trusts that will be deconsolidated total $20 million, $15 million, 9 million and $10 million, respectively, at December 31, 2003. See Note 13 for further discussion of these trusts and the Company’s related obligations. The application of FIN 46 and related deconsolidation will result in the reclassification of Company obligated mandatory redeemable trust preferred securities into “Investments In Grantor Trusts” and “Junior Subordinated Debt due to unconsolidated trust subsidiaries.” The debentures issued by the grantor trusts to Midwest Banc, less the capital securities of the grantor trusts, continue to qualify as Tier I capital under interim guidance issued by the Board of Governors of the Federal Reserve System.

MIDWEST BANC HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Reclassifications: Some items in the prior year financial statements were reclassified to conform to the current presentation.

Note 3 —	Securities

      The amortized cost and fair value of securities available-for-sale and held-to-maturity are as follows:

	December 31, 2003

		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value

	(In thousands)
Securities available-for-sale
Obligations of U.S. government agencies	$360,280	$—	$(23,676)	$336,604
Obligations of states and political subdivisions	35,124	2,078	—	37,202
Mortgage-backed securities	172,420	2,312	(1,222)	173,510
Equity securities	159,391	353	(4,984)	154,760
Corporate and other debt securities	95,625	100	(1,661)	94,064

Total securities available-for-sale	$822,840	$4,843	$(31,543)	$796,140

Securities held-to-maturity
Obligations of states and political subdivisions	$12,840	$628	$—	$13,468
Mortgage-backed securities	43,234	537	—	43,771

Total securities held-to-maturity	$56,074	$1,165	$—	$57,239

	December 31, 2002

		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value

	(In thousands)
Securities available-for-sale
Obligations of U.S. government agencies	$23,856	$19	$(331)	$23,544
Obligations of states and political subdivisions	55,109	2,611	—	57,720
Mortgage-backed securities	495,569	8,959	(96)	504,432
Equity securities	59,369	177	(182)	59,364
Corporate and other debt securities	7,194	82	(463)	6,813

Total securities available-for-sale	$641,097	$11,848	$(1,072)	$651,873

Securities held-to-maturity
Obligations of states and political subdivisions	$17,706	$960	$—	$18,666
Mortgage-backed securities	100,914	850	(9)	101,755

Total securities held-to-maturity	$118,620	$1,810	$(9)	$120,421

MIDWEST BANC HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following is a summary of the fair value of securities with unrealized losses and an aging of those unrealized losses:

	December 31, 2003

	Less Than 12 Months		12 Months or More		Total

	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses

	(In thousands)
Obligations of U.S. government agencies	$336,382	$(23,676)	$—	$—	$336,382	$(23,676)
Mortgage-backed securities	79,792	(1,189)	2,220	(33)	82,012	(1,222)
Equity securities	47,155	(4,850)	24,048	(134)	71,203	(4,984)
Corporate and other debt securities	78,403	(1,661)	—	—	78,403	(1,661)

Total temporarily impaired securities	$541,732	$(31,376)	$26,268	$(167)	$568,000	$(31,543)

      Management does not believe any individual unrealized loss as of December 31, 2003 represents other-than-temporary impairment. The unrealized loss for U.S. government agencies and mortgage-backed securities relate primarily to securities issued by FNMA and FHLMC. The unrealized losses for equity securities relate primarily to callable preferred stock issued by FNMA and FHLMC at December 31, 2003 with a variable dividend. The unrealized losses reported for Corporate and other debt securities relate to securities which were rated single A minus or more by a nationally recognized rating agency. These unrealized losses are primarily attributable to changes in interest rates. The Company has both the intent and ability to hold the securities contained in the previous table for a time necessary to recover its amortized cost, and due to the high quality of the securities, the Company may also realize its amortized cost through the use of options or interest rate derivatives in conjunction with these securities.

      During the third quarter of 2002, the Company reclassified approximately $100 million of mortgage-backed securities from the available-for-sale category to the held-to-maturity category. This transfer was required to be at fair value, which resulted in the unrealized gain and accumulated other comprehensive income at the time of transfer, $1,396,000 and $842,000, respectively, being amortized/accreted to expense/income over the remaining life of the securities as a yield adjustment.

      Securities with an approximate carrying value of $555 million and $524 million at December 31, 2003 and 2002 were pledged to secure public deposits, borrowings, and for other purposes as required or permitted by law. Included in securities pledged at December 31, 2003 and 2002 is $203 million and $177 million, respectively, which have been pledged for FHLB borrowings.

MIDWEST BANC HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The amortized cost and fair value of securities by contractual maturity at December 31, 2003 are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized
	Cost	Fair Value

	(In thousands)
Securities available-for-sale
Due in one year or less	$1,197	$1,227
Due after one year through five years	33,255	33,540
Due after five years through ten years	448,331	425,240
Due after ten years	8,246	7,863

	491,029	467,870
Mortgage-backed securities	172,420	173,510

Total debt securities	663,449	641,380
Equity securities	159,391	154,760

Total securities available-for-sale	$822,840	$796,140

Securities held-to-maturity
Due in one year or less	$3,092	$3,149
Due after one year through five years	9,498	10,045
Due after five years through ten years	250	274

	12,840	13,468
Mortgage-backed securities	43,234	43,771

Total securities held-to-maturity	$56,074	$57,239

      Proceeds from sales of securities available-for-sale and the realized gross gains and losses are as follows:

	Year Ended December 31,

	2003	2002	2001

	(In thousands)
Proceeds from sales	$428,300	$319,952	$347,230
Gross realized gains	7,082	2,069	3,552
Gross realized losses	(1,742)	(547)	(791)

Note 4 —	Fair Value of Financial Instruments

      The fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. The methods and assumptions used to determine fair values for each class of financial instrument are presented below.

      Carrying amount is the estimated fair value for cash and cash equivalents, federal funds purchased, FHLB stock, accrued interest receivable and payable, due from and to broker, demand deposits, short-term debt, and variable rate loans or deposits that reprice frequently and fully. The fair value of securities and derivatives, including swaps, are based on market prices or dealer quotes, and if no such information is available, on the rate and term of the item or information about the issuer. For fixed rate loans or deposits and for variable rate loans or deposits with infrequent repricing or repricing limits, securities sold under agreements to repurchase, fair value is based on discounted cash flows using current market rates applied to the estimated

MIDWEST BANC HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

life and credit risk. Fair values for impaired loans are estimated using discounted cash flow analysis or underlying collateral values. The fair value of fixed rate debt is based on current rates for similar financing. The fair value of off-balance-sheet items is not material.

      The estimated fair values of the Company’s financial instruments were as follows:

	December 31,

	2003		2002

	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value

	(In thousands)
Financial assets
Cash and cash equivalents	$196,157	$196,157	$49,687	$49,687
Securities available-for-sale	796,140	796,140	651,873	651,873
Securities held-to-maturity	56,074	57,239	118,620	120,421
Loans, net of allowance for loan losses	1,065,582	1,070,032	1,115,950	1,117,992
Accrued interest receivable	12,053	12,053	10,899	10,899
Interest rate swaps	—	—	1,097	1,097
Due from broker	40,477	40,477	—	—
Financial liabilities
Deposits
Non-interest-bearing	(160,668)	(160,668)	(134,858)	(134,858)
Interest-bearing	(1,425,743)	(1,403,049)	(1,255,790)	(1,258,779)
Securities sold under agreements to repurchase and federal funds purchased	(202,699)	(205,444)	(205,882)	(210,242)
FHLB advances	(253,461)	(275,630)	(219,500)	(221,826)
Notes payable	(2,000)	(2,000)	(2,000)	(1,999)
Company obligated mandatory redeemable trust preferred securities	(54,000)	(54,075)	(35,000)	(34,994)
Accrued interest payable	(3,463)	(3,463)	(3,618)	(3,618)
Interest rate swaps	(1,886)	(1,886)	—	—
Due to broker	—	—	(20,582)	(20,582)
Put and call option and credit derivatives	—	—	(645)	(645)

      The remaining other assets and liabilities of the Company are not considered financial instruments and are not included in the above disclosures.

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

MIDWEST BANC HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 5 —	Loans

      Major classifications of loans are summarized as follows:

	December 31,

	2003	2002

	(In thousands)
Commercial	$203,920	$229,764
Commercial real estate	711,891	730,836
Agricultural	58,144	57,426
Consumer real estate	96,107	105,391
Consumer installment	12,124	14,573

Total loans, gross	1,082,186	1,137,990
Net deferred fees	(890)	(1,286)

Total loans	$1,081,296	$1,136,704

      Included in consumer real estate are $1,571,000 and $4,924,000 of loans held for sale at December 31, 2003 and 2002.

Note 6 —	Allowance for Loan Losses

      The following is a summary of changes in the allowance for loan losses:

	Year Ended December 31,

	2003	2002	2001

	(In thousands)
Balance at beginning of year	$20,754	$10,135	$8,593
Balance from acquisition	300	—	—
Adjustment for loan sale to related parties(1)	(6,685)
Provision for loan losses	10,205	18,532	2,220
Loans charged off	(10,005)	(8,206)	(877)
Recoveries on loans previously charged off	1,145	293	199

Balance at end of year	$15,714	$20,754	$10,135

(1)	Adjustment made following the March 26, 2003 receipt of $13.3 million of proceeds relating to the sale of certain loans to a related party, of which $12.5 million was applied to outstanding principal, $750,000 to the letter of credit, and $67,000 applied to accrued interest income and late charges. See Note 27.

MIDWEST BANC HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      A portion of the allowance for loan losses is allocated to impaired loans. Refer to Note 27 for additional discussion regarding the allowance for loan losses. Information with respect to impaired loans and the related allowance for loan losses is as follows:

	December 31,

	2003	2002

	(In thousands)
Impaired loans for which no allowance for loan losses is allocated	$8,905	$146
Impaired loans with an allocation of the allowance for loan losses	21,774	29,998

Total impaired loans	$30,679	$30,144

Allowance for loan losses allocated to impaired loans	$5,507	$14,286

	Year Ended December 31,

	2003	2002	2001

	(In thousands)
Average impaired loans	$26,728	$13,677	$1,327
Interest income recognized on impaired loans on a cash basis	2,141	207	69

      Interest payments on impaired loans are generally applied to principal, unless the loan principal is considered to be fully collectible, in which case, interest is recognized on the cash basis.

      Nonperforming loans were as follows:

	2003	2002

	(In thousands)
Loans past due over 90 days still on accrual	$18	$2,514
Nonaccrual loans	15,665	29,035

      Nonperforming loans and impaired loans are defined differently. Some loans may be included in both categories, whereas other loans may only be included in one category.

Note 7 —	Premises and Equipment

      Premises and equipment are summarized as follows:

	December 31,

	2003	2002

	(In thousands)
Land and improvements	$10,519	$5,194
Building and improvements	27,236	20,138
Furniture and equipment	17,549	17,001

Total cost	55,304	42,333
Accumulated depreciation	(27,928)	(23,334)

Premises and equipment, net	$27,376	$18,999

Note 8 —	Goodwill and Intangibles

      On January 1, 2002, the Company implemented Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets. Under the provisions of SFAS No. 142, goodwill is no longer subject to amortization over its estimated useful life, but instead is subject to at least annual assessments for impairment by applying a fair-value based test. SFAS No. 142 also requires that an acquired intangible asset

MIDWEST BANC HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

be separately recognized if the benefit of the intangible asset is obtained through contractual or other legal rights, or if the asset can be sold, transferred, licensed, rented or exchanged, regardless of the acquirer’s intent to do so. The Company determined that no transitional impairment loss was required at January 1, 2002.

      Intangible asset disclosures are as follows (in thousands):

	December 31, 2003		December 31, 2002

	Gross Carrying	Accumulated	Gross Carrying	Accumulated
	Amount	Amortization	Amount	Amortization

Amortized intangible assets:
Core deposit and other intangibles	$3,341	$(551)	$300	$(56)
Estimated intangible amortization expense:
For the year ending December 31, 2004	495
For the year ending December 31, 2005	495
For the year ending December 31, 2006	439
For the year ending December 31, 2007	420
For the year ending December 31, 2008	420

      The following tables present the changes in the carrying amount of goodwill and other intangibles during the years ended December 31, 2003 and December 31, 2002 (in thousands):

	December 31, 2003

		Core Deposit
		and Other
	Goodwill	Intangibles

Balance at beginning of period	$4,360	$244
Amortization expense	—	(495)
Goodwill and intangibles acquired	—	3,041

Balance at end of period	$4,360	$2,790

	December 31, 2002

		Core Deposit
		and Other
	Goodwill	Intangibles

Balance at beginning of year	$3,524	$—
Amortization expense	—	(56)
Goodwill and intangibles acquired	836	300

Balance at end of year	$4,360	$244

MIDWEST BANC HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Goodwill is no longer amortized starting in 2002. The effect of not amortizing goodwill is summarized as follows:

	2003	2002	2001

	(In thousands,
	except per share data)
Reported net income	$22,781	$16,308	$17,882
Add back: goodwill amortization	—	—	200

Adjusted net income	$22,781	$16,308	$18,082

Basic earnings per share:
Reported net income	$1.28	$1.01	$1.11
Goodwill amortization	—	—	0.01

Adjusted net income	$1.28	$1.01	$1.12

Diluted earnings per share:
Reported net income	$1.25	$0.99	$1.09
Goodwill amortization	—	—	0.01

Adjusted net income	$1.25	$0.99	$1.10

Note 9 —	Income Taxes

      The provision for income taxes consists of the following:

	Year Ended December 31,

	2003	2002	2001

	(In thousands)
Current
Federal	$8,095	$7,761	$7,245
State	110	987	973
Deferred	682	(4,087)	486

Total provision for income taxes	$8,887	$4,661	$8,704

      The difference between the provision for income taxes in the financial statements and amounts computed by applying the current federal income tax rate of 35% to income before income taxes is reconciled as follows:

	Year Ended December 31,

	2003	2002	2001

	(In thousands)
Income taxes computed at the statutory rate	$11,084	$7,339	$9,305
Decrease in state income taxes due to Illinois audit settlement	—	(821)	—
Tax-exempt interest income on securities and loans	(1,184)	(1,021)	(652)
Amortization of goodwill	—	—	87
State income taxes, net of federal tax benefit	506	378	620
Cash surrender value increase, net of premiums	(336)	(376)	(324)
Dividends received deduction	(1,091)	(818)	(755)
Other	(92)	(20)	423

Total provision for income taxes	$8,887	$4,661	$8,704

MIDWEST BANC HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The net deferred tax asset, included in other assets in the accompanying balance sheets, consisted of the following components:

	December 31,

	2003	2002

	(In thousands)
Gross deferred tax assets
Unrealized loss on securities available-for-sale	$10,608	$—
Allowance for loan losses	6,234	8,233
Amortizable assets	117	64
Depreciation	—	214
Deferred compensation	463	279
Net operating loss carryforward	1,675	—
Income from partnerships	261	—

Total gross deferred tax assets	19,358	8,790

Gross deferred tax liabilities Depreciation	(2,151)	—
Unrealized gain on securities available-for-sale and securities transferred to held-to-maturity	—	(4,566)
FHLB stock dividends	(1,719)	(918)
Other	(2)	(103)

Total gross deferred tax liabilities	(3,872)	(5,587)

Net deferred tax asset	$15,486	$3,203

      As a result of the acquisition of Big Foot Financial Corp. (“BFFC”) deferred tax assets were increased by approximately $442,000 which is related to the historical deferred taxes of BFFC and purchase accounting adjustments.

      The deferred inventory at December 31, 2002 includes an asset of approximately $2,650,000 which represents a loan loss provision for certain loans to an individual borrower and other affiliated companies. This provision was needed because of regulatory review of the loan portfolio. In March 2003, the Bank received proceeds in connection within the sale of these loans. As a result the Bank recognized a $4,033,000 million after-tax capital contribution. The deferred tax asset decreased by approximately $2,650,000 as a result of this transaction.

Note 10 —	Securities Sold Under Agreements to Repurchase

      The Company has retail repurchase agreements with customers within its local market areas. These borrowings are collateralized with securities owned by the Company and held in safekeeping at independent correspondent banks. In addition, the Company has repurchase agreements with brokerage firms, which are in possession of the underlying securities. The same securities are returned to the Company at the maturity of the

MIDWEST BANC HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

agreements. At December 31, 2003, repurchase agreements with brokerage firms approximated $176,571,000. The following summarizes certain information relative to these borrowings:

	2003	2002	2001

	(In thousands)
Outstanding at end of year	$202,699	$185,057	$146,800
Weighted average interest at year end	2.89%	2.95%	2.04%
Maximum amount outstanding as of any month end	$243,909	$204,830	$146,800
Average amount outstanding	211,825	155,635	37,070
Approximate weighted average rate during the year	2.81%	2.70%	3.85%

      At December 31, 2003, securities sold under agreements to repurchase are summarized below:

			Collateral Mortgage-
			Backed and Equity
			Securities

Original	Repurchase	Weighted Average	Amortized
Term	Liability	Interest Rate	Cost	Fair Value

	(In thousands)
Up to 30 days	$13,187	1.37%	$18,700	$16,826
90 to 180 days	1,015	1.40	1,036	1,059
1 to 2 years	50,548	3.62	55,404	52,761
2 to 3 years	58,327	2.77	68,023	65,520
Over 3 years	79,622	2.79	90,679	87,720

	$202,699	2.89%	$233,842	$223,886

Note 11 —	Advances From the FHLB

      Advances from the FHLB are summarized as follows:

	December 31,

	2003		2002

	Weighted Average		Weighted Average
	Rate	Amount	Rate	Amount

	(In thousands)
Advances from the Federal Home Loan Bank due
2004	5.63%	$4,500	5.63%	$4,500
2005	6.20	41,010	6.07	32,500
2006	1.21	2,000	1.46	2,000
2008	5.09	69,338	5.00	42,000
2010	3.28	135,613	4.38	137,500
2011	4.08	1,000	4.08	1,000

Total	4.26%	$253,461	4.75%	$219,500

      Total FHLB advances for 2003 includes $33,000,000 million acquired as a result of the acquisition of BFFC.

      At December 31, 2003, $223,500,000 of the FHLB advances have various call provisions and $2,000,000 have adjustable rates. The Company maintains a collateral pledge agreement covering secured advances whereby the Company has specifically pledged $21,544,000 million of mortgages on agricultural property, free

MIDWEST BANC HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

of all other pledges, liens, and encumbrances (not more than 90 days delinquent). Various securities are also pledged as collateral as discussed in Note 3. In addition the Company also has collateralized the advances by a blanket lien arrangement at December 31, 2003 and 2002.

Note 12 —	Note Payable

      Note payable consisted of the following:

	December 31,

	2003	2002

	(In thousands)
Revolving line of credit ($10,000,000) maturing on May 1, 2004, interest payments due quarterly at the 30-, 60-, 90-, or 180-day LIBOR plus 120 basis points or prime rate less 25 basis points (weighted average rate of 2.11% at December 31, 2003); secured by all common stock of the subsidiary banks	$2,000	$2,000

      The revolving line of credit includes the following covenants at December 31, 2003 and 2002: (1) the banks must not have nonperforming assets in excess of 25% of Tier 1 capital plus the loan loss allowance; (2) the Company and each subsidiary bank must be considered well capitalized; (3) the Company must maintain consolidated tangible net worth (as defined in the credit agreement) of not less than $70 million; and (4) consolidated net income for the four previous quarters combined must be at least $5.5 million. The Company has complied with all of these debt covenants at December 31, 2003. The Company has complied with these covenants at December 31, 2002, except for the covenants regarding nonperforming assets. On April 14, 2003, the Company obtained a waiver for the nonperforming covenant.

Note 13 —	Issuance of Trust Preferred Securities

      In May 2000, the Company formed the MBHI Capital Trust I (“Trust”). The Trust is a statutory business trust formed under the laws of the State of Delaware and is wholly owned by the Company. In June 2000, the Trust issued 10.0% Company obligated mandatory redeemable trust preferred securities with an aggregate liquidation amount of $20,000,000 ($25 per preferred security) to third-party investors in an underwritten public offering. The Company issued 10.0% junior subordinated debentures aggregating $20,000,000 to the Trust. The junior subordinated debentures are the sole assets of the Trust. The Company obligated mandatory redeemable trust preferred securities and the junior subordinated debentures pay distributions and dividends, respectively, on a quarterly basis, which are included in interest expense. The Company obligated mandatory redeemable trust preferred securities will mature on June 7, 2030, at which time the preferred securities must be redeemed. The Company obligated mandatory redeemable trust preferred securities and junior subordinated debentures can be redeemed contemporaneously, in whole or in part, beginning June 7, 2005 at a redemption price of $25 per preferred security. The Company has provided a full, irrevocable, and unconditional guarantee on a subordinated basis of the obligations of the Trust under the preferred securities in the event of the occurrence of an event of default, as defined in such guarantee. Debt issuance costs totaling $270,000 and underwriting fees of $700,000 were capitalized related to the offering and are being amortized over the estimated life of the Company obligated mandatory redeemable trust preferred securities.

      The Company has formed three statutory trusts between October 2002 and December 2003 to issue $34,000,000 million in floating rate trust preferred securities. The three floating rate offerings were pooled private placements exempt from registration under the Securities Act pursuant to Section 4(2) thereunder. The Company has provided a full, irrevocable, and unconditional subordinated guarantee of the obligations of these trusts under the preferred securities. The Company is obligated to fund dividends on these securities before it can pay dividends on its shares of common stock. See Note 13.

MIDWEST BANC HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      These three trusts are detailed below as follows:

				Mandatory	Optional
Issuer	Issue Date	Amount	Rate	Redemption Date	Redemption Date

MBHI Capital Trust II	October 29, 2002	$15,000,000	LIBOR+3.45%	November 7, 2032	November 7, 2007
MBHI Capital Trust III	December 19, 2003	$9,000,000	LIBOR+3.00%	December 30, 2033	December 30, 2008
MBHI Capital Trust IV	December 19, 2003	$10,000,000	LIBOR+2.85%	January 23, 2034	January 23, 2008

      The trust preferred securities issued by MBHI Capital Trust I, II, III and IV are currently included in the Tier 1 capital of the Company for regulatory capital purposes. The Federal Reserve Board may in the future disallow inclusion of the trust preferred securities in Tier 1 capital for regulatory capital purposes. In July 2003, the Federal Reserve Board issued a supervisory letter instructing bank holding companies to continue to include the trust preferred securities in their Tier 1 capital for regulatory capital purposes until notice is given to the contrary. The Federal Reserve Board intends to review the regulatory implications of the change in accounting treatment of subsidiary trusts that issue trust preferred securities and, if necessary or warranted, provide further appropriate guidance. There can be no assurance that the Federal Reserve Board will continue to permit institutions to include trust preferred securities in Tier I capital for regulatory capital purposes.

      As of December 31, 2003, assuming the Company was not permitted to include the $54 million in trust preferred securities issued by MBHI Capital Trust I, II, III and IV in its Tier 1 capital, the Company would still exceed the regulatory required minimums for capital adequacy purposes. If the trust preferred securities were no longer permitted to be included in Tier 1 capital, the Company would also be permitted to redeem the capital securities without penalty.

Note 14 —	Employee Benefit Plans

      The Company maintains a 401(k) salary reduction plan covering substantially all employees. Eligible employees may elect to make tax deferred contributions within a specified range of their compensation as defined in the plan. The Company contributes 1% more than the employee’s contribution up to a maximum 5% employer contribution. Contributions to the plan are expensed currently and were $618,000, $519,000, and $459,000 for the years ended December 31, 2003, 2002, and 2001.

      The Company and various members of senior management have entered into a Supplemental Executive Retirement Plan (“SERP”). The SERP provides for guaranteed payments, based on a percentage of the individual’s final salary, for 15 years after age 65. The benefit amount is reduced if the individual retires prior to age 65. The liability is being accrued over the vesting period. Expense of $464,000, $297,000, and $406,000 was recorded for the years ended December 31, 2003, 2002, and 2001 and has been included in compensation and benefits.

      The Company has purchased life insurance policies on various members of senior management. The Company is the beneficiary of these life insurance policies, which have an aggregate death benefit of approximately $64.3 million at December 31, 2003. In addition, the policies had aggregate cash surrender values of approximately $24.9 million at December 31, 2003 and $20.6 million at December 31, 2002.

Note 15 —	Time Deposits

      Interest-bearing deposits in denominations of $100,000 and over were $216,338,000 as of December 31, 2003 and $291,929,000 as of December 31, 2002. Interest expense related to deposits in denominations of $100,000 and over was $3,939,000 for 2003 and $6,432,000 for 2002, and $8,334,000 for 2001.

MIDWEST BANC HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Certificates of deposit have scheduled maturities for the years 2004 through 2008 and thereafter as follows:

(In thousands)
2004	$508,364
2005	248,328
2006	114,902
2007	5,426
2008	1,285
Thereafter	—

$878,305

Note 16 —	Related Party Transactions

      Certain executive officers, directors, and their related interests are loan customers of the Company’s subsidiary banks. A summary of loans made by the subsidiary banks to or for the benefit of directors and executive officers is as follows:

(In thousands)
Balance at December 31, 2002	$18,733
New loans	12,581
Repayments	(4,586)

Balance at December 31, 2003	$26,728

      As previously reported by the Company, on March 26, 2003, Midwest Bank and Trust Company (“Bank”) received proceeds from an entity indirectly owned by certain directors and family members of directors of the Bank of approximately $13.3 million in connection with the sale of previously classified loans, which consisted of $12.5 million of the loan principal balance, $750,000 for the letter of credit and $67,000 of accrued interest and late charges. As a result, the Bank recognized a $4.0 million after-tax capital contribution as a result of the sale of these loans to the related parties. As of December 31, 2002, $6.3 million of the $12.5 million outstanding principal amount of these loans was considered impaired.

Note 17 —	Capital Requirements

      The Company and its subsidiary banks are subject to regulatory capital requirements administered by the federal banking agencies. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, banks must meet specific capital guidelines that involve quantitative measures of assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. Prompt corrective action provisions are not applicable to bank holding companies.

      Quantitative measures established by regulation to ensure capital adequacy require banks and bank holding companies to maintain minimum amounts and ratios of total and Tier 1 capital to risk-weighted assets and Tier 1 capital to average assets. If banks do not meet these minimum capital requirements, as defined, bank regulators can initiate certain actions that could have a direct material effect on a bank’s financial statements. Management believes that, as of December 31, 2003 and 2002, the Company and its subsidiary banks met all capital adequacy requirements to which they were subject.

      As of December 31, 2003, the most recent Federal Deposit Insurance Corporation notification categorized the subsidiary banks as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the

MIDWEST BANC HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

institutions’ categories. To be categorized as well capitalized, banks must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios. The actual capital amounts and ratios for the Company and subsidiary banks are presented in the following table:

			Minimum Required

			For Capital		To Be Well
	Actual		Adequacy Purposes		Capitalized

	Amount	Ratio	Amount	Ratio	Amount	Ratio

	(In thousands)
As of December 31, 2003
Total Capital (to risk-weighted assets)
Company	$216,819	14.7%	$117,647	8.0%	n/a	n/a
MBTC	180,973	14.0	103,635	8.0	129,544	10.0
MBWI	23,129	13.2	14,065	8.0	17,581	10.0
Tier 1 Capital (to risk-weighted assets)
Company	201,105	13.7	58,823	4.0	n/a	n/a
MBTC	166,514	12.9	51,818	4.0	77,726	6.0
MBWI	21,874	12.4	7,033	4.0	10,549	6.0
Tier 1 Capital (to average assets)
Company	201,105	8.9	89,967	4.0	n/a	n/a
MBTC	166,514	8.5	78,071	4.0	97,589	5.0
MBWI	21,874	7.7	11,391	4.0	14,239	5.0
As of December 31, 2002
Total Capital (to risk-weighted assets)
Company	$154,740	11.7%	$105,876	8.0%	n/a	n/a
MBTC	129,364	11.1	93,568	8.0	116,960	10.0
MBWI	19,615	13.2	11,871	8.0	14,838	10.0
Tier 1 Capital (to risk-weighted assets)
Company	138,197	10.4	52,938	4.0	n/a	n/a
MBTC	114,744	9.8	46,784	4.0	70,176	6.0
MBWI	18,400	12.4	5,935	4.0	8,903	6.0
Tier 1 Capital (to average assets)
Company	138,197	7.0	78,872	4.0	n/a	n/a
MBTC	114,744	6.8	67,472	4.0	84,341	5.0
MBWI	18,400	6.7	10,984	4.0	13,730	5.0

Note 18 —	Off-Balance-Sheet Risk and Concentrations of Credit Risk

      The Company is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet financing needs of customers. Since many commitments to extend credit expire without being used, the amounts below do not necessarily represent future cash commitments. These financial

MIDWEST BANC HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

instruments include lines of credit, letters of credit, and commitments to extend credit. These are summarized as follows:

	Amount of Commitment Expiration Per Period

	Within			After
	1 Year	1-3 Years	4-5 Years	5 Years	Total

	(Dollars in Thousands)
Lines of Credit:
Commercial real estate	$107,700	$16,414	$113	$—	$124,227
Consumer real estate	782	2,670	7,509	18,367	29,328
Consumer	73	—	—	3,323	3,396
Commercial	103,117	16,369	540	1,940	121,966
Letters of credit	20,342	979	4,197	—	25,518
Commitments to extend credit	108,942	—	—	—	108,942

Total commercial commitments	$340,956	$36,432	$12,359	$23,630	$413,377

      At December 31, 2003 and 2002, commitments to extend credit included $7,420,000 and $18,933,000 of fixed rate loan commitments. These commitments are due to expire within 30 to 90 days of issuance and have rates ranging primarily from 5.00% to 7.70%. Substantially all of the unused lines of credit are at adjustable rates of interest.

      The credit risk amounts represent the maximum accounting loss that would be recognized at the reporting date if counterparties failed completely to perform as contracted and any collateral or security proved to be of no value. Midwest Banc has experienced little difficulty in accessing collateral when necessary. The amounts of credit risk shown therefore greatly exceed expected losses.

Note 19 — Stock Option Plan

      The 1996 Stock Option Plan (“the Plan”) became effective on November 19, 1996. Under the Plan, officers, directors, and key employees may be granted incentive stock options to purchase the Company’s common stock at no less than 100% of the market price on the date the option is granted. Options can be granted to become exercisable immediately or options can be granted to become exercisable in installments of 25% a year on each of the first through the fourth anniversaries of the grant date. In all cases, the options have a maximum term of ten years. The Plan also permits nonqualified stock options to be issued. Currently, the Plan authorizes a total of 1,725,000 shares for issuance.

MIDWEST BANC HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Information about option grants follows:

		Weighted Average
	Number of	Exercise Price
	Options	Per Share

Outstanding at January 1, 2001	828,762	9.61
Granted during 2001	211,500	10.21
Exercised during 2001	(26,970)	6.54
Forfeited during 2001	—	—

Outstanding at December 31, 2001	1,013,292	9.77
Granted during 2002	235,500	14.90
Exercised during 2002	(137,717)	9.40
Forfeited during 2002	(11,278)	10.76

Outstanding at December 31, 2002	1,099,797	10.90
Granted during 2003	103,000	18.34
Exercised during 2003	(120,251)	10.25
Forfeited during 2003	(6,001)	13.42

Outstanding at December 31, 2003	1,076,545	$11.67

      Options exercisable at year end are as follows:

		Weighted Average
	Number of	Exercise Price
	Options	Per Share

2001	649,346	$9.75
2002	539,981	9.89
2003	584,670	10.30

      Options outstanding at December 31, 2003 were as follows:

	Outstanding
			Exercisable
		Weighted Average
		Remaining		Weighted Average
Range of Exercise Price	Number	Contractual Life	Number	Exercise Price

$5.42-8.50	71,000	3.54	71,000	$7.24
$8.83-10.59	520,857	6.56	308,607	9.69
$10.75-18.34	484,688	7.36	205,063	12.29

Outstanding at year end	1,076,545	6.72	584,670	$10.30

Note 20 — Derivative Instruments

      The Company enters into interest rate swaps to reduce exposure to declining interest rates. As of December 31, 2003, the Company has various interest rate swap transactions, which results in the Company converting $137.5 million of its FHLB advance fixed rate debt to floating rate debt. The swap transactions require payment of interest by the Company at the one-month LIBOR plus a spread and, in turn, the Company receives a fixed rate.

MIDWEST BANC HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Summary information about interest rate swaps at year-end follows:

	2003	2002

	(In thousands)
Notional amounts	$137,500	$67,500
Weighted average fixed rates received	5.46%	5.91%
Weighted average variable rates paid	3.34%	3.74%
Weighted average maturity	6.61 years	7.25 years
Fair value	$(1,886)	$1,097

      The Company has also bought and sold various put and call options with terms less than 90 days on mortgage-backed securities. These are stand-alone derivatives that are carried at their estimated fair value with the corresponding gain or loss recorded in option income. The outstanding amounts at December 31, are as follows:

	2003	2002

	(In thousands)
Notional amounts	$—	$75,000
Weighted average maturity	—	60 days
Fair value	$—	$(145)

      In August 2002, the Company entered into a credit derivative transaction with a notional amount of $20 million for a term of five years, maturing August 30, 2007. The credit swap has a credit rating of Aa2/ AA by Moody’s and Standard and Poors. In November 2002, the Company entered a credit derivative transaction with a notional amount of $30 million for a term of five years, maturing November 27, 2002. The credit swap has a credit rating of Aa1/ AAA- by Moody’s and Standard and Poors. The notional amount, which is the Company’s maximum credit risk, represents the maximum accounting loss that could be recognized at the reporting date if actual defaults exceeded certain thresholds. These are stand-alone derivatives with changes in the market value charged or credited to earnings on a quarterly basis. The Company receives fee income quarterly (1.25% of the notional amount on an annual basis) to cover potential credit losses in the event that actual defaults incurred by each underlying instrument exceed certain thresholds. In both transactions, the underlying asset-backed security is $1 billion and is diversified amongst 100 companies. Both credit derivative transactions were terminated in October of 2003.

      In 2003, the Company entered into 3,000 U.S. Treasury 10-year note futures contracts with a notional value of $300.0 million and a delivery date of March 2004. The Company sold these contracts in order to hedge certain U.S. Agency notes held in its available-for-sale portfolio. The Company’s objective was to offset changes in the fair market value of the U.S. Agency notes with changes in the fair market value of the futures contracts, thereby reducing interest rate risk. These futures contracts are fair value hedges with the changes in market value of the futures contracts as well as the changes in the market value of the hedged items charged or credited to earnings on a quarterly basis to net gains on securities transactions. For the period ending December 31, 2003, the ineffective portion of the hedge was a net loss of $553,000.

MIDWEST BANC HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 21 —	Parent Company Financial Statements

      The following are condensed balance sheets and statements of income and cash flows for the Company, without subsidiaries:

CONDENSED BALANCE SHEETS

	December 31,

	2003	2002

	(In thousands)
ASSETS
Cash	$11,716	$2,355
Securities available-for-sale	—	5,318
Investment in subsidiaries	186,097	146,340
Other assets	6,351	2,997

Total assets	$204,164	$157,010

LIABILITIES AND STOCKHOLDERS’ EQUITY

Note payable	$2,000	$2,000
Junior subordinated debt	54,000	35,000
Other liabilities	5,083	5,059
Stockholders’ equity	143,081	114,951

Total liabilities and stockholders’ equity	$204,164	$157,010

CONDENSED STATEMENTS OF INCOME

	December 31,

	2003	2002	2001

	(In thousands)
Operating income
Dividends from subsidiary banks	$7,445	$7,303	$8,658
Fees from subsidiaries	1,831	1,705	1,524
Other income	1,104	350	167
Interest expense	(2,844)	(1,827)	(2,459)
Other expense	(5,566)	(4,862)	(4,899)

Income before income taxes and equity in undistributed income of subsidiaries	1,970	2,669	2,991
Income tax benefit	2,110	2,054	2,347
Equity in undistributed income of subsidiaries	18,701	11,585	12,544

Net income	$22,781	$16,308	$17,882

MIDWEST BANC HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED STATEMENTS OF CASH FLOWS

	December 31,

	2003	2002	2001

	(In thousands)
Cash flows from operating activities
Net income	$22,781	$16,308	$17,882
Adjustments to reconcile net income to net cash provided by operating activities
Equity in undistributed income of subsidiaries	(18,701)	(11,585)	(12,544)
Depreciation	66	71	84
Decrease (increase) in other assets	7,059	(4,458)	1,167
Increase in other liabilities	(3,178)	341	279

Net cash provided by operating activities	8,027	677	6,868

Cash flows from investing activities
Cash paid, net of cash and cash equivalents in acquisition and stock issuance	(1,377)	—	—
Investment in subsidiaries	(10,000)	(4,700)	—
Property and equipment expenditures	(68)	(50)	(58)

Net cash used in investing activities	(11,445)	(4,750)	(58)

Cash flows from financing activities
Issuance of junior subordinated debt, net of debt issuance costs	18,430	14,525	—
Notes payable	5,500	—	1,500
Payments on notes payable	(5,500)	(4,500)	(300)
Dividends paid	(7,317)	(6,450)	(6,440)
Repurchase of common stock	—	(576)	(541)
Proceeds from exercise of stock options	1,666	641	(67)

Net cash provided by (used in) financing activities	12,779	3,640	(5,848)

Increase (decrease) in cash and cash equivalents	9,361	(433)	962
Cash and cash equivalents at beginning of year	2,355	2,788	1,826

Cash and cash equivalents at end of year	$11,716	$2,355	$2,788

MIDWEST BANC HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 22 — Earnings Per Share

	2003	2002	2001

	(In thousands, except per share data)
Basic
Net income	$22,781	$16,308	$17,882

Weighted average common shares outstanding	17,798	16,122	16,104

Basic earnings per common share	$1.28	$1.01	$1.11

Diluted
Net income	$22,781	$16,308	$17,882

Weighted average common shares outstanding	17,798	16,122	16,104
Dilutive effect of stock options	420	379	226

Dilutive average common shares outstanding	18,218	16,501	16,330

Diluted earnings per common share	$1.25	$0.99	$1.09

Note 23 — Other Comprehensive Income

      Changes in other comprehensive income components and related taxes are as follows:

	Years Ended December 31,

	2003	2002	2001

	(In thousands)
Unrealized holding gains (losses) on securities available-for-sale	$(32,087)	$14,051	$7,406
Reclassification adjustment for gains recognized in income	(5,340)	(1,522)	(2,761)
Unrealized holding gains on securities transferred from available-for-sale to held-to-maturity	—	1,396	—
Accretion of unrealized gains on securities transferred from available-for-sale to held-to-maturity	(595)	(331)	—

Net unrealized gains (losses)	(38,022)	13,594	4,645
Tax effect	15,053	5,392	1,841

Other comprehensive income (loss)	$(22,969)	$8,202	$2,804

MIDWEST BANC HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 24 — Quarterly Results of Operations (Unaudited)

	Three Months Ended

2003	March 31	June 30	September 30	December 31

	(In thousands, except per share data)
Interest income	$29,982	$27,576	$27,137	$27,384
Interest expense	13,016	12,749	12,257	11,775

Net interest income	16,966	14,827	14,880	15,609
Provision for loan losses	990	755	7,743	717
Other income	4,062	7,939	5,790	5,295
Other expense	10,783	10,672	10,665	11,375

Income/(loss) before income taxes	9,255	11,339	2,262	8,812
Provision/(benefit) for income taxes	2,861	3,548	(21)	2,499

Net income	$6,394	$7,791	$2,283	$6,313

Earnings per common share
Basic	$0.36	$0.44	$0.13	$0.35
Diluted(a)	0.35	0.43	0.12	0.34

	Three Months Ended

2002	March 31	June 30	September 30(d)		December 31

	(In thousands, except per share data)
Interest income	$28,083	$28,904	$28,353		$27,381
Interest expense	13,250	13,406	13,337		13,326

Net interest income	14,833	15,498	15,016		14,055
Provision for loan losses	662	815	10,915	(d)	6,140(c	)
Other income	3,560	3,323	3,047		4,078
Other expense	8,198	8,464	8,305		8,942

Income/(loss) before income taxes	9,533	9,542	(1,157)		3,051
Provision/(benefit) for income taxes	3,220	3,154	(1,487	)(b)	(226	)(c)

Net income	$6,313	$6,388	$330		$3,277

Earnings per common share
Basic	$0.39	$0.40	$0.02		$0.20
Diluted(a)	0.39	0.39	0.02		0.20

(a)	Earnings per share for the quarters and fiscal years have been calculated separately. Accordingly, quarterly amounts may not add to the annual amounts because of differences in the average common shares outstanding during each period.

(b)	The decrease in the provision for income taxes is partially attributed to a new regulation issued by the Illinois Department of Revenue related to the apportionment of business income of financial organizations and the settlement of an Illinois audit.

(c)	The increase in the provision for loan losses for the three months ended December 31, 2002 is due to the impact of various identified problem credits. See Note 27 for additional discussion at December 31, 2002. In addition to this, the provision/(benefit) for income taxes was also impacted by a new regulation issued

MIDWEST BANC HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

by the Illinois Department of Revenue related to the apportionment of business income of financial organizations and the settlement of an Illinois audit.

(d)	The provision for loan losses, interest income and income taxes were restated for the three months ended September 30, 2002 as a result of the impact of various identified problem credits. See Note 27 for additional discussion.

Note 25 — Business Combination

      On January 3, 2003, the Company acquired Big Foot Financial Corp. (“BFFC”) through the issuance of approximately 1,599,088 shares of common stock at $18.81 per share and cash paid of $1.4 million, and incurred acquisition costs of $557,000, resulting in total consideration of $32.0 million. BFFC was merged into the Company, and its banking subsidiary was merged into and its offices became branches of Midwest Bank and Trust Company. At closing the Company transferred $3.4 million of securities categorized as held-to-maturity to available-for-sale under permissible provisions of FASB Statement No. 115. During the first quarter of 2003, the Company sold the mortgage loans and mortgage servicing rights of $141.9 million of the acquired loans on a non-recourse basis.

      The business combination is accounted for under the purchase method of accounting. Accordingly, the results of operations of BFFC have been included in the Company’s results of operations since January 3, 2003, the date of acquisition. Under this method of accounting, the purchase price is allocated to the respective assets acquired and liabilities assumed based on their estimated fair values. The excess of purchase price over the net assets acquired is recorded as goodwill.

      The following is the unaudited proforma consolidated results of operation of the Company for the year ended December, 2002 as though BFFC had been acquired as of January 1, 2002.

Year ended
December 31, 2002

(In thousands, except
per share data)
Net interest income	$67,489
Net income	1,604
Basic Earnings per share	0.91
Diluted Earnings per share	0.89

      In March 2002, the Company acquired Service 1st Financial Corp. through its subsidiary, MFIS. The transaction was not material to the consolidated financial statements.

Note 26 — Stock Dividend

      On July 9, 2002, the Company effected a three-for-two stock split payable in the form of a stock dividend. All references to number of shares issued, outstanding (basic and diluted), held in treasury, and earnings per share for all periods presented have been restated.

Note 27 — Capital Contribution and Regulatory Matters

      On March 5, 2003 one of the Company’s subsidiary banks, Midwest Bank and Trust Company received a joint letter from the Federal Reserve Bank of Chicago (“Federal Reserve”) and the Illinois Office of Banks and Real Estate (“OBRE”) regarding additional provisions for loan losses that the Federal Reserve and OBRE determined were appropriate based on their review of a series of loans to an individual borrower and certain Affiliated Companies. The total relationship approximated $19.6 million. In response to the letter, the Company obtained an independent valuation of the primary collateral for the largest portion of the relationship which is two companies in bankruptcy (“Affiliated Companies”). As a result of further communication with

MIDWEST BANC HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the Federal Reserve and OBRE, additional analysis completed by the Company, and the receipt of a supplemental letter from the Federal Reserve and OBRE as of April 10, 2003, the Company determined it would provide an additional $14.7 million to the allowance for loan losses, charge off approximately $5.6 million in loans, and reverse out $1 million of interest.

      As previously reported by the Company, on March 26, 2003, Midwest Bank and Trust Company (“Bank”) received proceeds from an entity indirectly owned by certain directors and family members of directors of the Bank of approximately $13.3 million in connection with the sale of previously classified loans, which consisted of $12.5 million of the loan principal balance, $750,000 for the letter of credit and $67,000 of accrued interest and late charges. As a result, the Bank recognized a $4.0 million after-tax capital contribution as a result of the sale of these loans to the related parties. As of December 31, 2002, $6.3 million of the $12.5 million outstanding principal amount of these loans was considered impaired.

      On April 24, 2003, the Federal Reserve and the OBRE completed the on-site portion of their regularly scheduled examination of the Company’s banking subsidiaries. The examination included, among other items, a review of the Company’s over-all risk management, lending and credit review practices. The Company received the examination report during the third quarter of 2003.

      On December 29, 2003, the Company and the Bank received a proposed written agreement from the Federal Reserve and OBRE which detailed recommended corrective actions in the Company’s over all risk management, lending and credit review practices, including the engagement of third party consultants. Following discussions with the regulators, the Company and the Bank received a revised written agreement from the Federal Reserve and OBRE on March 11, 2004. The regulators have requested the Company and the Bank take action on the proposed written agreement by March 15, 2004. Management believes compliance with the written agreement is not expected to have a material effect on the Company’s financial position or results of operations. The written agreement will be filed upon execution by the Company and the Bank. See Item 1 “Business — Recent Regulatory Developments” on page 7 for a discussion of certain possible effects of this regulatory action.