Form 10-Q
period 2004-03-31
MIDWEST BANC HOLDINGS INC
filed 2004-05-10
CIK 1051379

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2004

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

     Indicate by checkmark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

     Indicate by checkmark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 7, 2004

Common, par value $.01	17,869,929

MIDWEST BANC HOLDINGS, INC.

Form 10-Q

i

MIDWEST BANC HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS (Unaudited)
(In thousands)

	March 31,	December 31,
	2004	2003
ASSETS
Cash and cash equivalents	$248,440	$196,157
Securities available-for-sale	589,194	796,140
Securities held-to-maturity (fair value: $101,642 at March 31, 2004 and $57,239 at December 31, 2003)	100,638	56,074
Loans	1,075,530	1,081,296
Allowance for loan losses	(15,879)	(15,714)

Net loans	1,059,651	1,065,582
Cash value of life insurance	25,369	24,906
Premises and equipment, net	27,118	27,376
Other real estate	6,976	6,942
Core deposit and other intangibles	2,538	2,790
Goodwill	4,360	4,360
Due from broker	143,258	40,477
Other assets	47,611	43,345

Total assets	$2,255,153	$2,264,149

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Deposits
Non-interest-bearing	$155,087	$160,668
Interest-bearing	1,418,833	1,425,743

Total deposits	1,573,920	1,586,411
Securities sold under agreements to repurchase	203,144	202,699
Advances from the Federal Home Loan Bank	256,095	253,461
Junior subordinated debt owed to unconsolidated trusts	55,672	54,000
Note payable	—	2,000
Other liabilities	23,279	22,497

Total liabilities	2,112,110	2,121,068
Stockholders’ Equity
Preferred stock	—	—
Common stock	187	187
Surplus	64,380	64,330
Retained earnings	104,722	102,041
Accumulated other comprehensive loss	(18,672)	(15,824)
Treasury stock, at cost, (798,774 shares at March 31, 2004 and 806,934 shares at December 31, 2003)	(7,574)	(7,653)

Total stockholders’ equity	143,043	143,081

Total liabilities and stockholders’ equity	$2,255,153	$2,264,149

See accompanying notes to unaudited consolidated financial statements.

MIDWEST BANC HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
Three months ended March 31, 2004 and 2003
(In thousands, except per share data)

	2004	2003
Interest Income
Loans	$16,518	$20,400
Securities
Taxable	8,816	8,738
Exempt from federal income taxes	297	795
Federal funds sold and other short term investments	462	49

Total interest income	26,093	29,982
Interest Expense
Deposits	7,157	8,025
Federal funds purchased	2	46
Securities sold under agreements to repurchase	1,400	1,415
Advances from the Federal Home Loan Bank	2,494	2,847
Junior subordinated debt owed to unconsolidated trusts	853	647
Note payable	20	36

Total interest expense	11,926	13,016

Net interest income	14,167	16,966
Provision for loan losses	756	990

Net interest income after provision for loan losses	13,411	15,976
Other Income
Service charges on deposits	1,436	1,467
Net gains on securities transactions	2,866	102
Net trading profits (losses)	(1,832)	1,153
Gains on sales of loans	161	288
Insurance and brokerage commissions	485	458
Trust	149	135
Increase in cash surrender value of life insurance	463	257
Other	215	358

Total other income	3,943	4,062
Other Expenses
Salaries and employee benefits	6,481	6,052
Occupancy and equipment	1,692	1,761
Professional services	881	1,188
Other	1,987	1,782

Total other expenses	11,041	10,783

Income before income taxes	6,313	9,255
Provision for income taxes	1,488	2,861

Net Income	$4,825	$6,394

Basic earnings per share	$0.27	$0.36

Diluted earnings per share	$0.26	$0.35

Cash dividends declared per common share	$0.12	$0.10

See accompanying notes to unaudited consolidated financial statements.

MIDWEST BANC HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (Unaudited)
Three months ended March 31, 2004 and 2003
(In thousands, except share and per share data)

				Accumulated
				Other		Total
	Common		Retained	Comprehensive	Treasury	Stockholders’
	Stock	Surplus	Earnings	Income (Loss)	Stock	Equity
Balance, January 1, 2003	$171	$29,366	$87,105	$7,145	$(8,836)	$114,951
Cash dividends declared ($0.10 per share)	—	—	(1,780)	—	—	(1,780)
Issuance of 1,599,088 shares of common stock upon acquisition of Big Foot Financial, Corp.	16	30,065	—	—	—	30,081
Issuance of common stock upon exercise of 45,000 stock options, net of tax benefit	—	301	—	—	557	858
Capital contribution from loan payoff by related parties	—	4,033	—	—	—	4,033
Comprehensive income
Net income	—	—	6,394	—	—	6,394
Net increase in fair value of securities classified as available- for-sale, net of income taxes and reclassification adjustments	—	—	—	424	—	424

Total comprehensive income						6,818

Balance, March 31, 2003	$187	$63,765	$91,719	$7,569	$(8,279)	$154,961

Balance, January 1, 2004	$187	$64,330	$102,041	$(15,824)	$(7,653)	$143,081
Cash dividends declared ($0.12 per share)	—	—	(2,144)	—	—	(2,144)
Issuance of common stock upon exercise of 8,160 stock options, net of tax benefit	—	50	—	—	79	129
Comprehensive income
Net income	—	—	4,825	—	—	4,825
Net decrease in fair value of securities classified as available- for-sale, net of income taxes and reclassification adjustments	—	—	—	(2,848)	—	(2,848)

Total comprehensive income						1,977

Balance, March 31, 2004	$187	$64,380	$104,722	$(18,672)	$(7,574)	$143,043

See accompanying notes to unaudited consolidated financial statements.

MIDWEST BANC HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
Three Months Ended March 31, 2004 and 2003
(In thousands)

	2004	2003
Cash flows from operating activities
Net income	$4,825	$6,394
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	649	499
Provision for loan losses	756	990
Amortization of other intangibles	41	20
Amortization of premiums and discounts on securities, net	1,000	2,396
Net gain on sale of securities	(2,866)	(102)
Net gain on sales of mortgage loans	(161)	(4,006)
Federal Home Loan Bank stock dividend	(288)	(395)
Net change in real estate loans originated held for sale	(821)	426
Increase in cash surrender value of life insurance	(463)	(257)
Deferred income taxes	(122)	(1,307)
Loss on other real estate	51	—
Change in other assets	1,565	4,307
Change in other liabilities	1,104	(2,532)

Net cash from operating activities	5,270	6,433
Cash flows from investing activities
Sales and maturities of securities available-for-sale	270,583	37,589
Principal payments on securities	24,997	74,715
Purchase of securities available-for-sale	(173,070)	(304,052)
Purchase of securities held-to-maturity	(51,453)	(4,437)
Maturities of securities held-to-maturity	880	18,108
Futures contracts	(14,141)	—
Net decrease in loans	6,072	14,913
Proceeds from sale of mortgage loans	—	146,552
Cash received, net of cash and cash equivalents in acquisition and stock issuance	—	17,783
Proceeds from sale of other real estate	—	(84)
Property and equipment expenditures, net	(752)	(298)

Net cash from investing activities	63,116	789
Cash flows from financing activities
Net increase (decrease) in deposits	(12,491)	8,670
Borrowings	—	3,000
Repayment of borrowings	(2,000)	—
Dividends paid	(2,143)	(1,616)
Change in securities sold under agreements to repurchase and federal funds purchased	445	7,811
Repurchase of common stock	—	—
Proceeds from exercise of stock options	86	537

Net cash from (used in) financing activities	(16,103)	18,402

Increase in cash and cash equivalents	52,283	25,624
Cash and cash equivalents at beginning of period	196,157	49,687

Cash and cash equivalents at end of period	$248,440	$75,311

See accompanying notes to unaudited consolidated financial statements.

MIDWEST BANC HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(Continued)

	2004	2003
Supplemental disclosures
Cash paid for:
Interest	$11,872	$12,537
Income Taxes	1,331	—
Supplemental schedule of noncash investing activities
Amount due from broker for sale of securities	$143,258	$—
Real estate acquired in settlement of loans	85	—
Acquisitions
Noncash assets acquired:
Investment securities available for sale	$—	$17,065
Loans, net	—	157,477
Premises and equipment, net	—	9,257
Goodwill, net	—	1,852
Other intangibles, net	—	3,361
Other assets	—	5,930

Total noncash assets acquired	$—	$194,942

Liabilities assumed:
Deposits	—	137,729
FHLB advances	—	36,727
Accrued expenses and other liabilities	—	8,188

Total liabilities assumed:	—	182,644

Net noncash assets acquired:	$—	$12,103

Cash and cash equivalents acquired	$—	$19,688

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

     The annualized results of operations for the three months ended March 31, 2004 are not necessarily indicative of the results expected for the full year ending December 31, 2004.

NOTE 2 — BUSINESS COMBINATIONS

     On January 3, 2003, the Company acquired Big Foot Financial Corp. (“BFFC”) through the issuance of approximately 1,599,088 shares of common stock valued at $18.81 per share and cash paid of $1.4 million, and incurred acquisition costs of $557,000, resulting in total consideration of $32.0 million. BFFC was merged into the Company, and its banking subsidiary was merged into and its offices became branches of Midwest Bank and Trust Company. At closing the Company transferred $3.4 million of securities categorized as held-to-maturity to available-for-sale under permissible provisions of FASB Statement No. 115. During the first quarter of 2003, the Company sold the mortgage loans and mortgage servicing rights of $141.9 million of the acquired loans on a non-recourse basis.

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

NOTE 3 — GOODWILL AND INTANGIBLES

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

     Intangible asset disclosures are as follows (in thousands):

	March 31, 2004		December 31, 2003
	Gross Carrying	Accumulated	Gross Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
Amortized intangible assets:
Core deposit and other intangibles	$3,130	$(592)	$3,341	$(551)
Aggregate intangible amortization expense:
For the three months ending March 31, 2004	$41
Estimated intangible amortization expense:
For the year ending December 31, 2004	$362
For the year ending December 31, 2005	429
For the year ending December 31, 2006	373
For the year ending December 31, 2007	354
For the year ending December 31, 2008	354

     The following tables present the changes in the carrying amount of goodwill and other intangibles during the three months ended March 31, 2004 and the year ended December 31, 2003 (in thousands):

	March 31, 2004
		Core Deposit
		and Other
	Goodwill	Intangibles
Balance at beginning of period	$4,360	$2,790
Amortization expense	—	(41)
Intangibles acquired	—	(211)

Balance at end of period	$4,360	$2,538

	December 31, 2003
		Core Deposit
		and Other
	Goodwill	Intangibles
Balance at beginning of year	$4,360	$244
Amortization expense	—	(495)
Intangibles acquired	—	3,041

Balance at end of year	$4,360	$2,790

NOTE 4 — EARNINGS PER SHARE

     For purposes of per share calculations, the Company had 17,869,366 shares of common stock outstanding at March 31, 2004, and 17,798,118 shares of common stock outstanding at March 31, 2003. Basic earnings per share for the three months ended March 31, 2004 and 2003 were computed by dividing net income by the weighted average number of shares outstanding during the period. Diluted earnings per share for the three months ended March 31, 2004 and 2003 were computed by dividing net income by the weighted average number of shares outstanding during the period, adjusted for the dilutive effect of the outstanding stock options. Computations for basic and diluted earnings per share are provided below.

	For the three months
	ended March 31,
	2004	2003
	(in thousands, except per share data)
Basic
Net income	$4,825	$6,394

Weighted average common shares outstanding	17,865	17,727

Basic earnings per common share	$0.27	$0.36

Diluted
Net income	$4,825	$6,394

Weighted average common shares outstanding	17,865	17,727
Diluted effect of stock options	483	461

Dilutive average common shares	18,348	18,188

Diluted earnings per common share	$0.26	$0.35

     All outstanding options were included in the computation of diluted earnings per share for the three months ended March 31, 2004 and 2003.

NOTE 5 — STOCK OPTIONS AND COMPENSATION

     During the first quarter of 2004, 8,160 options were exercised. The total stock options outstanding were 1,066,885 at March 31, 2004 with exercise prices ranging between $5.42 and $18.34 and expiration dates between 2006 and 2013. No stock options were granted in the three months ended March 31, 2004.

     Employee compensation expense under stock options is reported using the intrinsic value method. No stock-based compensation cost is reflected in net income, as all options granted had an exercise price equal to or greater than the market price of the underlying common stock at date of grant. The following table illustrates the effect on net income and earnings per share if expense was measured using the fair value recognition provisions of FASB Statement No. 123, “Accounting for Stock-Based Compensation.”

	2004	2003
Net income as reported	$4,825	$6,394
Deduct: stock-based compensation expense determined under fair value based method, net of tax	89	75

Pro forma net income	$4,736	$6,319

BASIC EARNINGS PER SHARE AS REPORTED	$0.27	$0.36
Pro forma basic earnings per share	0.27	0.36
DILUTED EARNINGS PER SHARE AS REPORTED	$0.26	$0.35
Pro forma diluted earnings per share	0.26	0.35

NOTE 6 — TRUST PREFERRED SECURITIES

     In May 2000, the Company formed the MBHI Capital Trust I (“Trust”). The Trust is a statutory business trust formed under the laws of the State of Delaware and is wholly owned by the Company. In June 2000, the Trust issued 10.0% Company obligated mandatory redeemable trust preferred securities with an aggregate liquidation amount of $20.0 million ($25 per preferred security) to third-party investors in an underwritten public offering. The Company issued 10.0% junior subordinated debentures aggregating $20.0 million to the Trust. The junior subordinated debentures are the sole assets of the Trust. The Company obligated mandatory redeemable trust preferred securities and the junior subordinated debentures pay distributions and dividends, respectively, on a quarterly basis, which are included in interest expense. The Company obligated mandatory redeemable trust preferred securities will mature on June 7, 2030, at which time the preferred securities must be redeemed. The Company obligated mandatory redeemable trust preferred securities and junior subordinated debentures can be redeemed contemporaneously, in whole or in part, beginning June 7, 2005 at a redemption price of $25 per preferred security. The Company has provided a full, irrevocable, and unconditional guarantee on a subordinated basis of the obligations of the Trust under the preferred securities in the event of the occurrence of an event of default, as defined in such guarantee. The following table details the four trusts formed by the Company:

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

     FIN No. 46, Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51 (Revised December 2003). FIN 46 establishes accounting guidance for consolidation of variable interest entities (“VIE”) that function to support the activities of the primary beneficiary. The primary beneficiary of a VIE entity is the entity that absorbs a majority of the VIE’s expected losses, receives a majority of the VIE’s expected residual returns, or both, as a result of ownership, controlling interest, contractual relationship or other business relationship with the VIE. Prior to the implementation of FIN 46, VIE’s were generally consolidated by an enterprise when the enterprise had a controlling financial interest through ownership of a majority of voting interest in the entity. The provisions of FIN 46 were effective immediately for all arrangements entered into after January 31, 2003. If a VIE existed prior to February 1, 2003, FIN 46 was effective at the beginning of the first interim period beginning after June 15, 2003. However, subsequent revisions to the interpretation deferred the implementation date of FIN 46 until the first period ending after December 15, 2003. The Company adopted FIN 46, as revised, in connection with its consolidated financial statements for the quarter ended March 31, 2004. The implementation of FIN 46 required the Company to de-consolidated its investment in MBHI Capital Trust I, II, III, and IV because the Company is not the primary beneficiary. The Company owns $1.7 million of common securities that have been issued by the four statutory trusts previously formed. There was no impact on stockholders’ equity or net income.

     The trust preferred securities issued by MBHI Capital Trust I, II, III, and IV are currently included in the Tier 1 capital of the Company for regulatory capital purposes. The Federal Reserve Board may in the future disallow inclusion of the trust preferred securities in Tier 1 capital for regulatory capital purposes. In July 2003, the Federal Reserve Board issued a supervisory letter instructing bank holding companies to continue to include the trust preferred securities in their Tier 1 capital for regulatory capital purposes until notice is given to the contrary. The Federal Reserve Board intends to review the regulatory implications of the change in accounting treatment of subsidiary trusts that issue trust preferred securities and, if necessary or warranted, provide further appropriate guidance. There can be no assurance that the Federal Reserve Board will continue to permit institutions to include trust preferred securities in Tier I capital for regulatory capital purposes.

     As of March 31, 2004, assuming the Company was not permitted to include the $54.0 million in trust preferred securities issued by MBHI Capital Trust I, II, III, and IV in its Tier 1 capital, the Company would still exceed the regulatory required minimums for capital adequacy purposes. If the trust preferred securities were no longer permitted to be included in Tier 1 capital, the Company would also be permitted to redeem the capital securities without penalty.

     The interpretations of FIN 46 and its application to various transaction types and structures are continually evolving. Management continuously monitors emerging issues related to FIN 46, some of which could potentially impact the Company’s financial statements.

NOTE 7 — DERIVATIVE INSTRUMENTS

     As of March 31, 2004, the Company has entered into various interest rate swap transactions, which result in the Company converting $137.5 million of its Federal Home Loan Bank Advance fixed rate debt to floating rate debt. The swap transactions require payment of interest by the Company at a rate equal to the three-month LIBOR plus a spread and, in turn, the Company receives a fixed rate. The Company has documented these to be fair value hedges that are carried at their estimated fair value with the changes recorded as an other asset or other liability as appropriate.

     Summary information about interest rate swaps at March 31 are as follows:

(Dollars in thousands)	2004	2003
Notional amounts	$137,500	$67,500
Weighted average fixed rates received	5.46%	5.91%
Weighted average variable rates paid	3.26	3.74
Weighted average maturity	6.36 years	7.00 years
Fair value	$968	$1,296

     The Company has also bought and sold various put and call options with terms less than 90 days on U.S. Treasury and government agency obligations, mortgage-backed securities, and future contracts. These are stand-alone derivatives that are carried at their estimated fair value with the corresponding gain or loss recorded in net trading profits or losses. The outstanding amounts at March 31 are as follows:

(Dollars in thousands)	2004	2003
Notional amounts	$—	$120,000
Weighted average maturity	—	66 days
Fair value	$—	$2,019

     In 2004, the Company entered into 3,000 U.S. Treasury 10-year note futures contracts with a notional value of $300.0 million and a delivery date of June 2004. The Company sold these contracts in order to hedge certain U.S. Agency notes held in its available-for-sale portfolio. The Company’s objective was to offset changes in the fair market value of the U.S. Agency notes with changes in the fair market value of the futures contracts, thereby reducing interest rate risk. The Company has documented these futures contracts as fair value hedges with the changes in market value of the futures contracts as well as the changes in the market value of the hedged items charged or credited to earnings on a quarterly basis in net gains on securities transactions. For the three months ending March 31, 2004, the change in the market values resulted in a net loss of $1.7 million.

NOTE 8 — UNREALIZED LOSSES ON SECURITIES

     The following is a summary of the fair value of securities held-to-maturity and available-for-sale with unrealized losses and an aging of those unrealized losses:

	March 31, 2004
	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(In thousands)
Obligations of U.S. government agencies	$351,225	$(24,773)	$—	$—	$351,225	$(24,773)
Mortgage-backed securities	100,834	(766)	1,103	(22)	101,937	(788)
Equity securities	37,309	(6,649)	20,911	(67)	58,220	(6,716)
Corporate and other debt securities	20,310	(296)	—	—	20,310	(296)

Total temporarily impaired securities	$509,678	$(32,484)	$22,014	$(89)	$531,692	$(32,573)

     Management does not believe any individual unrealized loss as of March 31, 2004 represents other-than-temporary impairment. The unrealized loss for U.S. government agencies and mortgage-backed securities relate primarily to securities issued by FNMA and FHLMC. The unrealized losses for equity securities relate primarily to callable preferred stock issued by FNMA and FHLMC with a variable dividend. The unrealized losses reported for Corporate and other debt securities relate to securities which were rated single A minus or more by a nationally recognized rating agency. These unrealized losses are primarily attributable to changes in interest rates. The Company has both the intent and ability to hold the securities contained in the previous table for a time necessary to recover its amortized cost, and due to the high quality of the securities, the Company may also realize its amortized cost through the use of options or interest rate derivatives in conjunction with these securities. The majority of the above temporary loss is reflected net of tax in other comprehensive loss which does not impact regulatory capital.

NOTE 9 — OFF-BALANCE-SHEET RISK AND CONCENTRATIONS OF CREDIT RISK

     The Company is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet financing needs of customers. Since many commitments to extend credit expire without being used, the amounts below do not necessarily represent future cash commitments. These financial instruments include lines of credit, letters of credit, and commitments to extend credit. These are summarized as follows:

	Amount of Commitment Expiration Per Period
	Within			After
	1 Year	1-3 Years	4-5 Years	5 Years	Total
	(Dollars in Thousands)
Lines of Credit:
Commercial real estate	$109,342	$28,927	$16	$757	$139,042
Consumer real estate	12,463	2,961	8,928	20,881	45,233
Consumer	—	—	—	3,449	3,449
Commercial	84,109	16,742	855	1,234	102,940
Letters of credit	20,638	1,507	4,272	—	26,417
Commitments to extend credit	118,005	—	—	—	118,005

Total commercial commitments	$344,557	$50,137	$14,071	$26,321	$435,086

     At March 31, 2004, commitments to extend credit included $21,720,000 of fixed rate loan commitments. These commitments are due to expire within 30 to 90 days of issuance and have rates ranging primarily from 4.00% to 6.85%. Substantially all of the unused lines of credit are at adjustable rates of interest.

     The credit risk amounts represent the maximum accounting loss that would be recognized at the reporting date if counterparties failed completely to perform as contracted and any collateral or security proved to be of no value. The Company has experienced little difficulty in accessing collateral when necessary. The amounts of credit risk shown therefore greatly exceed expected losses.

NOTE 10 — CAPITAL CONTRIBUTION AND REGULATORY MATTERS

     On March 5, 2003 one of the Company’s subsidiary banks, Midwest Bank and Trust Company (“Bank”), received a joint letter from the Federal Reserve Bank of Chicago (“Federal Reserve”) and the Illinois Office of Banks and Real Estate (“OBRE”) regarding additional provisions for loan losses that the Federal Reserve and OBRE determined were appropriate based on their review of a series of loans to an individual borrower and certain Affiliated Companies. The total relationship approximated $19.6 million. In response to the letter, the Company obtained an independent valuation of the primary collateral for the largest portion of the relationship which is two companies in bankruptcy (“Affiliated Companies”). As a result of further communication with the Federal Reserve and OBRE, additional analysis completed by the Company, and the receipt of a supplemental letter from the Federal Reserve and OBRE as of April 10, 2003, the Company determined it would provide an additional $14.7 million to the allowance for loan losses, charge off approximately $5.6 million in loans, and reverse out $1 million of interest.

     As previously reported by the Company, on March 26, 2003, the Bank received proceeds from an entity indirectly owned by certain directors and family members of directors of the Bank of approximately $13.3 million in connection with the sale of previously classified loans, which consisted of $12.5 million of the loan principal balance, $750,000 for the letter of credit and $67,000 of accrued interest and late charges. As a result, the Bank recognized a $4.0 million after-tax capital contribution as a result of the sale of these loans to the related parties. As of December 31, 2002, $6.3 million of the $12.5 million outstanding principal amount of these loans was considered impaired.

     On April 24, 2003, the Federal Reserve and the OBRE completed the on-site portion of their regularly scheduled examination of the Company’s banking subsidiaries. The examination included, among other items, a review of the Company’s over-all risk management, lending and credit review practices. The Company received the examination report during the third quarter of 2003.

     On December 29, 2003, the Company and Midwest Bank and Trust Company received a proposed written agreement from the Federal Reserve and the OBRE which detailed recommended corrective actions in the Company’s over all risk management, lending and credit review practices, including the engagement of third party consultants. This agreement relates to the joint examination which began on March 3, 2003 and ended on May 23, 2003. Following discussions with the regulators in late January 2004, the Company and the Bank received a revised written agreement from the Federal Reserve and the OBRE on March 11, 2004. The regulators have requested the Company and the Bank take action on the proposed written agreement by March 15, 2004. The written agreement was filed upon execution by the Company and the Bank on March 15, 2004.

     The written agreement outlines a series of steps to address and strengthen the Company’s risk management practices. These steps include third-party reviews and the submission of written plans in a number of areas. These areas include the Company’s and the Bank’s boards of directors and management, corporate governance, internal controls, risk management, lending and credit, including allowance for loan and lease losses and loan review, and loan policies and procedures. The agreement does not relate to the financial condition, capital, earnings or liquidity of the Company or the Bank.

     Management believes that compliance with the terms will not have a direct material effect upon the Company’s consolidated financial position or results of operations. No restrictions have been proposed relating to the payment of dividends.

     The agreement requires submission of written plans, programs and policies and procedures to the regulators for review and approval within specified time frames.

     Failure to satisfy the terms of the agreement could result in further regulatory actions against the Company, the Bank and their boards of directors and management.

     Since the joint examination of March 2003, the Company and the Bank have taken steps, and continue to take steps, to address the recommendations proposed by the regulators in their report dated August 1, 2003, which are now incorporated into the written agreement. On March 29, 2004, the regulators began their regularly scheduled joint examination of the Company and the Bank.

     The Securities and Exchange Commission has opened an inquiry in connection with the Company’s September 30, 2002 restatement. The Company is cooperating fully with the SEC on this matter.

ITEM 2 —	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion and analysis is intended as a review of significant factors affecting the financial condition and results of operations of the Company for the periods indicated. The discussion should be read in conjunction with the unaudited Consolidated Financial Statements and the Notes thereto presented herein. In addition to historical information, the following Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements that involve risks and uncertainties. The Company’s actual results could differ significantly from those anticipated in these forward-looking statements as a result of certain factors discussed in this report. Also, see “Note 10 — Capital Contribution and Regulatory Matters” to our unaudited consolidated financial statements for a discussion of certain regulatory matters.

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

Results of Operations — Three Months Ended
March 31, 2004 and 2003

     Set forth below are some highlights of the first quarter 2004 results compared to the first quarter of 2003.

•	Consolidated net income for the first quarter of 2004 was $4.8 million, a 24.5% decrease when compared to $6.4 million for the first quarter of 2003.

•	Basic earnings per share for the three months ended March 31, 2004 were $0.27 or 25.0%, lower than for the comparable period in 2003.

•	Diluted earning per share for the three months ended March 31, 2004 were $0.26 or 25.7% lower than for the comparable period in 2003.

•	The return on average assets for the three months ended March 31, 2004 was 0.85% compared to 1.19% for the similar period in 2003.

•	The return on average equity for the three months ended March 31, 2004 was 13.45% compared to 17.70% for the similar period in 2003.

•	Net interest income decreased 16.5% to $14.2 million in the first quarter of 2004 compared to $17.0 million in the first quarter of 2003.

•	Excluding gains on securities, other income decreased 72.8% to $1.1 million in the first quarter of 2004 compared to $4.0 million in the first quarter of 2003.

•	Other expenses increased 2.4% to $11.0 million in the first quarter of 2004 compared to $10.8 million in the first quarter of 2003.

Net Interest Income

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

     Net interest income was $14.2 million and $17.0 million during the three months ended March 31, 2004 and 2003, respectively, a decrease of 16.5%. Net interest income decreased because the decrease in the yields on earning assets was greater than the decrease in average rates paid on deposits and borrowings. Evidence of this is the reduction in the Company’s net interest margin (tax equivalent net interest income as a percentage of earning assets) to 2.84% for the three months ended March 31, 2004 compared to 3.45% for the comparable period in 2003. Yields on earning assets decreased 14.8% to 5.08% during the first quarter of 2004 compared to 5.96% for the first quarter of 2003. Average earning assets, however, increased $46.0 million for the three months ended March 31, 2004 compared to the first quarter of 2003.

     The average loan yield was 6.16% during the first quarter of 2004, a decrease of 8.3% from 6.72% during the comparable period in 2003. Average loan balances decreased $141.7 million, or 11.6%, to $1.1 billion during the first quarter of 2004 from $1.2 billion during the first quarter of 2003. In February 2003, $141.9 million of mortgage loans were sold following the closing of the BFFC acquisition. The sale of these loans completed a step to reduce the Company’s interest rate risk. The Company established a new loan program which has attracted considerable attention. The more competitive pricing structure of this program has resulted in a significant increase in the Company’s loan pipeline. Since March 31, 2004, the Company’s loan pipeline has grown with $44.1 million of additional loan commitments. This increase in loan commitments along with expanded loan origination activity may result in higher average loan yields during the remainder of 2004. The program’s capacity will be expanded, and the Company expects to realize loan growth ranging from 7% to 11% for the balance of 2004.

     Yields on securities were 4.68% during the first quarter of 2004, a decrease of 5.6% from 4.96% during the comparable period in 2003. Average securities balances increased $8.5 million while interest income on securities decreased by $490,000.

     During the first quarter of 2004, the Company held $197.0 million in cash equivalents, which earned, on average, 94 basis points. Consistent with the investment strategy adopted during 2003, the Company further reduced its holdings in mortgage-backed securities by $45.6 million during the first quarter of 2004. As yields remained at historic lows during the quarter, the Company liquidated another $195.9 million of securities to record gains at current market levels and planned on reinvesting in shorter duration securities and higher yielding loans. The anticipated increase in interest rates did not occur by quarter-end, and the Company decided to invest cautiously under current market conditions to protect its longer-term profitability and reduce any adverse impact of any mark-to-market adjustments on its capital base in the future.

     The decrease in yields on earning assets was offset by a decrease of 11.6% in average rates paid on deposits and borrowings. Average rates on deposits decreased 13.8% to 2.00% for the three months ended March 31, 2004 from 2.32% for the comparable period in 2003. Average rates on borrowings were 3.72% for the first quarter of 2004 compared to 3.96% in the comparable period in 2003.

     The net interest margin calculation for the three months ended March 31, 2004 and 2003 is shown below (net interest income and average rate on non-taxable securities and loans are reflected on a tax equivalent basis, assuming a 35% tax rate for 2004 and 2003 and adjusted for the dividends received deduction where applicable):

	2004			2003
	Average		Average	Average		Average
	Balance	Interest	Rate	Balance	Interest	Rate
	(dollars in thousands)
Interest-Earning Assets
Federal funds sold and interest-bearing due from banks	$196,977	$462	0.94%	$17,833	$49	1.10%
Securities taxable (1)	785,766	9,069	4.62	767,720	9,166	4.78
Securities tax-exempt (1)	63,048	830	5.27	72,548	1,223	6.74
Commercial loans (1) (3) (4)	199,805	2,701	5.41	235,157	3,606	6.13
Commercial real estate loans (1) (3) (4)	706,909	11,350	6.42	725,461	12,334	6.80
Agricultural loans (1) (3) (4)	62,684	947	6.04	57,661	903	6.26
Consumer real estate loans (3) (4)	96,991	1,422	5.86	187,709	3,395	7.23
Consumer installment loans (3) (4)	11,678	217	7.43	13,785	279	8.10

Total interest-earning assets	$2,123,858	$26,998	5.08%	$2,077,874	$30,955	5.96%

Interest-Bearing Liabilities
Interest-bearing demand deposits	$218,048	$639	1.17%	$157,896	$481	1.22%
Money-market demand deposits and savings deposits	348,088	1,075	1.24	317,652	1,003	1.26
Time deposits less than $100,000	752,471	4,818	2.56	682,247	5,144	3.02
Time deposits greater than $100,000	83,544	458	2.19	143,384	911	2.54
Public funds	42,601	167	1.57	73,726	486	2.64
Federal funds purchased and repurchase agreements	203,697	1,402	2.75	212,820	1,461	2.75
FHLB advances	253,378	2,494	3.94	251,767	2,847	4.50
Notes payable and other borrowings	57,144	873	6.11	39,933	683	6.84

Total interest-bearing liabilities	$1,957,300	$11,926	2.44%	$1,879,425	$13,016	2.76%

Net Interest Income(1)		$15,072	2.64%		$17,939	3.20%

Net Interest Margin(1)			2.84%			3.45%
Net Interest Income(2)		$14,167			$16,966

Net Interest Margin(2)			2.67%			3.27%

(1)	Adjusted for 35% tax rate in 2004 and 2003 and adjusted for the dividends-received deduction where applicable.

(2)	Not adjusted for 35% tax rate in 2004 and 2003 or for the dividends-received deduction.

(3)	Nonaccrual loans are included in the average balance; however, these loans are not earning any interest.

(4)	Includes loan fees; these fees are immaterial.

(5)	The following table reconciles reported net interest income on a tax equivalent basis for the periods presented:

	1Q04	1Q03
Net interest income	$14,167	$16,966
Tax equivalent adjustment to net interest income	905	973

Net interest income, tax equivalent basis	$15,072	$17,939

Other Income

     Other income, excluding net gains on securities transactions, was $1.1 million for the three months ended March 31, 2004, a decrease of $2.9 million, or 72.8%, over the comparable period in 2003. The other income, excluding net gains on securities transactions, to average assets ratio was 0.19% for the three months ended March 31, 2004 compared to 0.73% for the same period in 2003. The increase in other income was due to the increases in insurance and investment brokerage commissions and the increase in cash surrender value of life insurance.

     Service charges and fees decreased 2.1%, or $31,000, to $1.4 million in the first quarter of 2004 from $1.5 million in the first quarter of 2003. Service charges and fees include service charges on deposit accounts, which are expected to increase with future deposit growth within our existing markets.

     Insurance and investment brokerage commissions increased 5.9%, or $27,000, from $458,000 for the first quarter of 2003 to $485,000 for the first quarter of 2004. This increase is due to the increased investment brokerage activities through Midwest Financial and Investment Services, Inc., the Company’s subsidiary, which provides securities brokerage services to both bank and non-bank customers. The Company anticipates that investment brokerage commissions will increase in the future through this subsidiary.

     Gains on sales of loans decreased 49.0% to $147,000 during the first quarter of 2004 from $288,000 for the comparable period in 2003 due to a lower level of mortgage refinancing volume. The Company places most mortgages originated into the secondary market.

     Trust income increased 10.4%, or $14,000, to $149,000 for the first quarter of 2004 compared to $135,000 for the comparable period in 2003.

     Sales of securities available-for-sale resulted in net gains of $2.9 million in the first quarter of 2004 compared to $102,000 for the comparable period in 2003. Included in the net gains on available-for-sale securities transactions was a net loss of $1.7 million as a result of the difference in market values for the futures contracts and hedged items. See Note 7 to the notes to the unaudited consolidated financial statements.

     Periodically, the Company has bought or sold various covered put and call options, with terms less than 90 days, on mortgage-backed securities, U.S. Treasury and government agency obligations, and futures contracts. These covered options have either expired or have been exercised, and the associated income or expense has been recognized in the corresponding period. Option fee income, included in net trading profits or losses, increased $728,000 to $1.7 million during the first quarter of 2004 compared to $997,000 in the first quarter of 2003. Option fees are part of management’s ongoing strategy to manage risk in the securities portfolio and take advantage of favorable market conditions. Management has effectively used the proceeds from selling covered call and put options to offset net interest margin compression and has administered such sales in a coordinated process with the Company’s overall asset/liability management. Management is poised to adjust its option strategy when interest rates increase or decrease. There is no assurance that the option fee income realized through March 31, 2004 is sustainable in future periods. The Company had no covered put or call options outstanding at March 31, 2004. See Note 7 to the notes to the unaudited consolidated financial statements.

     Also included in net trading profits or losses was a $3.6 million loss during the first quarter of 2004. This loss resulted from a futures position used as a strategy designed to benefit the Company for relatively constant or rising interest rates. The objectives of this strategy were not realized. The sharp decline in long-term U.S. Treasury yields during March 2004 unfavorably impacted the position resulting in the above-mentioned loss.

Other Expenses

     Total other expenses increased 2.4%, or $258,000, to $11.0 million during the first quarter of 2004 compared to $10.8 million for the comparable period in 2003. The other expenses to average assets ratio was 1.95% for the three months ended March 31, 2004 compared to 2.00% for the same period in 2003. The efficiency ratio was 66.97% for the three months ended March 31, 2004 compared to 48.38% for the same period in 2003. The efficiency ratio is equal to other expense less amortization and other real estate expense divided by the sum of net interest income on a fully tax-equivalent basis plus other income excluding security gains. The increase in the efficiency ratio was due primarily to the decrease in net interest income on a fully tax-equivalent basis and in other income during the quarter.

     Salary and benefit expenses increased 7.1%, or $429,000, to $6.5 million for the first quarter of 2004 compared to $6.1 million for the comparable period in 2003. The number of full-time equivalent employees was 442 at March 31, 2004 compared to 429 as of March 31, 2003. Increased full-time staff positions, enhanced benefit programs, and increased health insurance costs have resulted in the increase in salaries and employee benefits.

     Occupancy expenses decreased $69,000, or 3.9%, to $1.7 million during the first quarter of 2004 compared to $1.8 million for the comparable period in 2003.

     Professional services expense decreased $307,000, or 25.8%, to $881,000 for the first quarter of 2004 compared to $1.2 million for the first quarter of 2003. Consulting and data processing fees decreased by $326,000 and $98,000, respectively, for the first three months of 2004 compared to 2003. The expenses reflected in the first quarter of 2003 were due to the BFFC acquisition and problem loans (see Note 10 to the notes to the unaudited consolidated financial statements).

     Expenses, other than salary and employee benefits, occupancy, and professional services, increased $205,000, or 11.5%, to $2.0 million in the first quarter of 2004 from $1.8 million for the comparable period in 2003.

Income Taxes

     The Company recorded income tax expense of $1.5 million, or 23.6% of income, and $2.9 million, or 30.9% of income, for the quarters ended March 31, 2004 and 2003, respectively. The decrease in the tax rate was due in part to the large increase in U.S. Government Agencies securities the Company held during the first quarter of 2004 compared to similar period in 2003.

Financial Condition

Loans

     The following table sets forth the composition of the Company’s loan portfolio as of the indicated dates.

	March 31, 2004		December 31, 2003
	(In thousands)
		Loan		Loan
		Category		Category
		to Gross		to Gross
	Amount	Loans	Amount	Loans
Commercial	$191,079	17.8%	203,920	18.8%
Commercial real estate	710,574	66.0	711,891	65.8
Agricultural	65,098	6.0	58,144	5.4
Consumer real estate (1)	97,972	9.1	96,107	8.9
Consumer installment	11,576	1.1	12,124	1.1

Total loans, gross	1,076,299	100.0	1,082,186	100.0
Net deferred fees	(769)		(890)

Total loans	1,075,530		1,081,296
Allowance for loan losses	(15,879)		(15,714)

Net loans	$1,059,651		$1,065,582

Loans held for sale:
Consumer real estate	$749	0.1%	$1,571	0.1%

(1)	Includes loans held for sale.

     Total loans decreased $5.8 million, or 0.5%, to $1.1 billion at March 31, 2004 from December 31, 2003.

     The decrease in loans was due to loan repayments resulting from the successful completion of several large construction projects by existing borrowers. In addition, the decrease in loans was due to a corporate commitment to tighter credit standards and pricing disciplines applied to commercial and commercial real estate loans to protect long-term profitability. During the first quarter of 2004, management has implemented a more aggressive loan pricing structure in efforts to increase loan volume. Set forth below are other highlights of the loan portfolio.

•	Commercial loans decreased $12.8 million to $191.1 million as of March 31, 2004 from $203.9 million as of December 31, 2003, a decrease of 6.3% for the reasons indicated above.

•	Commercial real estate loans decreased 0.2% from December 31, 2003 compared to March 31, 2004. The Company has added lending personnel to assist in the growth in this category on which the Company maintains a primary focus.

•	Agricultural loans increased $7.0 million, or 12.0% as of March 31, 2004 compared to December 31, 2003.

•	Consumer real estate loans increased $1.9 million as of March 31, 2004 compared to December 31, 2003.

•	Most consumer residential mortgage loans the Company originates are sold in the secondary market. At any point in time, loans will be at various stages of the mortgage banking process. Included as part of consumer real estate loans are loans held for sale. The carrying value of these loans approximated their market value at that time.

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

Allowance for Loan Losses

     Allowance for loan losses has been established to provide for those loans that may not be repaid in their entirety for a variety of reasons. The allowance is maintained at a level considered by management to be adequate to provide for probable incurred losses. The allowance is increased by provisions charged to earnings and is reduced by chargeoffs, net of recoveries. The provision for loan losses is based upon past loan loss experience and management’s evaluation of the loan portfolio under current economic conditions. Loans are charged to the allowance for loan losses when, and to the extent, they are deemed by management to be uncollectible. The allowance for loan losses is composed of allocations for specific loans and a historical portion for all other loans.

     Following is a summary of changes in the allowance for loan losses for the three months ended March 31:

	2004	2003
	(in thousands)
Balance, January 1	$15,714	$20,754
Balance from acquisition	—	300
Adjustment for loan payoff by related parties (1)	—	(6,685)
Provision charged to operations	756	990
Loans charged off	(671)	(325)
Recoveries	80	29

Balance, March 31	$15,879	$15,063

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

     On a quarterly basis, management of the Banks meets to review the adequacy of the allowance for loan losses. Each loan officer grades these individual commercial credits. The

Company’s independent loan review personnel reviews the officers’ grades. In the event that the loan downgraded during this review, the loan is included in the allowance analysis at the lower grade. The grading system is in compliance with the regulatory classifications, and the allowance is allocated to the loans based on the regulatory grading, except in instances where there are known differences (e.g. collateral value is nominal).

     The allowance for loan losses represents management’s estimate of probable credit losses in the loan portfolio. Estimating the amount of the allowance for loan losses requires significant judgment and the use of estimates related to the amount and timing of expected future cash flows on impaired loans, estimated losses on pools of homogeneous loans based on historical loss experience, and consideration of current economic trends and conditions, all of which may be susceptible to significant change. The loan portfolio also represents the largest asset type on the consolidated balance sheet. Loan losses are charged off against the allowance, while recoveries of amounts previously charged off are credited to the allowance. A provision for loan losses is charged to operations based on management’s periodic evaluation of the factors previously mentioned, as well as other pertinent factors.

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

     The Company’s provision for loan losses was $756,000 for the first quarter of 2004 compared to $990,000 for the similar period in 2003.

     The allowance for loan losses as a percentage of total loans was 1.48% as of March 31, 2004 and 1.45% at December 31, 2003.

Nonaccrual and Nonperforming Loans

     Nonaccrual loans decreased $935,000 to $14.7 million at March 31, 2004 from $15.7 million at December 31, 2003.

     Nonperforming loans include nonaccrual loans and accruing loans which are 90 days or more delinquent. Typically, these loans have adequate collateral protection or personal guaranties to provide a source of repayment to the bank. Nonperforming loans were $14.7 million at March 31, 2004 compared to $15.7 million at December 31, 2003.

     The following table sets forth information on the Company’s nonperforming loans and other nonperforming assets as of the indicated dates.

	March 31, 2004		December 31, 2003
	(in thousands)
Nonaccrual and impaired loans not accruing	$14,730		$15,665
Impaired and other loans 90 days past due and accruing	14		18

Total nonperforming loans	14,744		15,683
Other real estate	6,976		6,942

Total nonperforming assets	$21,720		$22,625

Total nonperforming loans to total loans	1.37%		1.45%
Total nonperforming assets to total loans and other real estate	2.01		2.08
Total nonperforming assets to total assets	0.96		1.00
Allowance to nonperforming loans	1.08	x	1.00	x

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

     Other real estate owned was $7.0 million at March 31, 2004, an increase of $34,000 compared to $6.9 million at December 31, 2003. Included in other real estate owned is one property totaling $6.5 million. The fair market value of this property was determined by a recent appraisal of the real property. This property is a townhouse development for which the borrower ceased construction activities on the project and a construction manager has been appointed. The Company will continue the development and has engaged a well established construction contractor to complete the development in the next two years. The contractor has been approved by the local village and has commenced marketing and construction. There are 101 townhouse units to be built, and the Company expects full retirement of its outstanding other real estate owned amount.

     Potential problem loans are loans included on the watch list presented to the Board of Directors that do not meet the definition of a nonperforming loan, but where known information about possible credit problems of borrowers causes management to have serious doubts as to the ability of such borrowers to comply with present loan repayment terms. At March 31, 2004, special mention, substandard, and doubtful classifications were $17.4 million, $41.9 million, and $1.1 million, respectively, compared to $12.7 million, $48.6 million, and $2.7 million, respectively, at December 31, 2003. Total classifications include those loans that have been adversely classified by bank examiners and the Company’s internal loan review department. The Company’s allowance for loan losses is considered by management to be adequate at March 31, 2004.

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

     Securities available-for-sale are carried at fair value, with related unrealized net gains or losses, net of deferred income taxes, recorded as an adjustment to equity capital. At March 31, 2004, unrealized losses, net of taxes on securities available-for-sale, were $18.7 million compared to $15.8 million at December 31, 2003. The increase in net unrealized losses on securities available-for-sale resulted in a $2.8 million decrease in book equity. The Company has entered into futures contracts as a means to reduce market risk and partially offset further declines in book equity attributable to increases in interest rates. In 2004, the Company entered into 3,000 U.S. Treasury 10 year note futures contracts with a notional value of $300.0 million and a delivery date of June 2004. The Company sold these contracts in order to hedge a group of U.S. Agency notes held in its available-for-sale portfolio. The Company’s objective was to offset changes in the market value of the U.S. Agency notes with changes in the fair market value of the futures contracts, thereby reducing interest rate risk. See Note 7 to the notes to the unaudited consolidated financial statements.

     During the first quarter of 2004, the Company held $197.0 million in cash equivalents, which earned, on average, 94 basis points. Consistent with the investment strategy adopted during 2003, the Company further reduced its holdings in mortgage-backed securities by $45.6 million during the first quarter of 2004. As yields remained at historic lows during the quarter, the Company liquidated another $195.9 million of securities to record gains at current market levels and planned on reinvesting in shorter duration securities and higher yielding loans. The anticipated increase in interest rates did not occur by quarter-end, and the Company decided to invest cautiously under current market conditions to protect its longer-term profitability and reduce any adverse impact of any mark-to-market adjustments on its capital base in the future.

     Securities available-for-sale decreased to $589.2 million at March 31, 2004 from

$796.1 million at December 31, 2003:

•	U.S. government agency mortgage-backed securities decreased 52.2%, or $90.0 million, from $172.4 million at December 31, 2003 to $82.4 million at March 31, 2004.

•	Equity securities decreased $50.7 million from $159.4 million at December 31, 2003 to $108.7 million at March 31, 2004. Equity securities included capital securities of United States Agencies and the Federal Home Loan Bank as well as Federal Reserve Bank stock at March 31, 2004.

•	Obligations of state and political subdivisions decreased $32.0 million to $3.1 million at March 31, 2004 from $35.1 million at December 31, 2003.

•	Other bonds decreased $75.0 million to $20.6 million at March 31, 2004 compared to $95.6 million at December 31, 2003. Other bonds include high grade corporate bonds primarily issued by financial institutions.

     Securities held-to-maturity increased $44.6 million, or 79.5%, from $56.1 million at December 31, 2003 to $100.6 million at March 31, 2004.

     There were no trading account securities held at March 31, 2004 or December 31, 2003. The Company holds trading account securities and derivatives on a short-term basis based on market and liquidity conditions.

Other Assets

     The Company’s investment in bank-owned life insurance (“BOLI”) increased by $463,000 due to the increase in the cash surrender value of the insurance. The BOLI is intended to provide funding for future employee benefit expense.

Deposits and Borrowed Funds

     Total deposits of $1.6 billion at March 31, 2004 represented a decrease of $12.5 million, or 0.8%, from December 31, 2003. Non-interest-bearing deposits were $155.1 million at March 31, 2004, approximately $5.6 million lower than the $160.7 million level at December 31, 2003. Over the same period, interest-bearing deposits decreased 0.5%, or $6.9 million.

     Core deposits, excluding certificates of deposits under $100,000, increased $2.7 million to $710.8 million at March 31, 2004 from $708.1 million at December 31, 2003. Certificates of deposit under $100,000 increased $26.1 million from December 31, 2003 to $765.5 million at March 31, 2004. Certificates of deposit over $100,000 and public funds decreased $41.3 million from December 31, 2003 to $97.6 million at March 31, 2004. The majority of the decrease was a result of maturities of brokered certificates of deposit and public fund which were not core deposits and were allowed to run-off. The Company’s marketing efforts focused on core and time deposit account growth in its retail markets, reducing the need to rely on public funds and brokered certificates of deposit.

     The Company’s membership in the Federal Home Loan Bank System gives it the ability to borrow funds from the Federal Home Loan Bank of Chicago for short- or long-term purposes under a variety of programs. The advances were used to fund growth and permit the Company’s bank subsidiaries to extend term maturities, reduce funding costs and manage interest rate risk exposures more effectively.

     Federal Home Loan Bank advances were $256.1 million at March 31, 2004 and $253.5 million at December 31, 2003. The Company has converted $137.5 million of its FHLB advances from fixed rate debt to floating rate through interest rate swap transactions in during 2003. These swap transactions resulted in a $762,000 decrease in interest expense for the three months ended March 31, 2004. The weighted average rate for FHLB advances was 3.94% at March 31, 2004, with a range of maturities on such advances between one and ten years.

     Borrowed funds at March 31, 2004 and December 31, 2003 are listed below:

	2004	2003
	(in thousands)
Securities sold under agreements to repurchase	$203,144	$202,699
Federal Home Loan Bank advances to bank subsidiaries	256,095	253,461
Junior subordinated debt owed to unconsolidated trusts	55,672	54,000
Revolving line of credit	—	2,000

Total	$514,911	$512,160

     The Company entered into a new credit agreement on April 8, 2004 with a correspondent bank, which provides the Company with a revolving line of credit with a maximum availability of $25.0 million. The Company has not yet drawn on this line of credit. This revolving line of credit matures on April 7, 2005.

     The Company also utilizes securities sold under repurchase agreements as a source of funds. Most local municipalities and some other organizations must have funds insured or collateralized as a matter of their own policies. Repurchase agreements provide a source of funds and do not increase the Company’s reserve requirement. Although the balance of repurchase agreements is subject to variation, particularly seasonal variation, the account relationships represented by these balances are principally local and have been maintained for relatively long periods of time. The Company had $203.1 million in securities sold under repurchase agreements at March 31, 2004 compared to $202.7 at December 31, 2003. The Company had no federal funds purchased at March 31, 2004 and December 31, 2003.

Capital Resources

          Stockholders’ equity decreased $38,000 from December 31, 2003 to $143.0 million at March 31, 2004. Total capital to average risk-weighted assets decreased to 14.4% on March 31, 2004 from 14.7% on December 31, 2003. The Company issued 1,599,088 shares of common stock due to the acquisition of BFFC in 2003. The purchase price for that acquisition totaled $32.0 million.

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

          Each of the Banks were categorized as well capitalized as of March 31, 2004. Management is not aware of any conditions or events since the most recent regulatory notification that would change the Company’s or the Banks’ categories.

          Capital levels and minimum required levels (dollars in thousands):

	At March 31, 2004
			Minimum Required		Minimum Required
	Actual		for Capital Adequacy		to be Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
			(in thousands)
Total capital to risk-weighted assets
Company	$218,108	14.4%	$120,948	8.0%	n/a	n/a
Midwest Bank and Trust Company	183,858	13.8	106,262	8.0	132,827	10.0%
Midwest Bank of Western Illinois	22,708	12.5	14,522	8.0	18,152	10.0
Tier I capital to risk-weighted assets
Company	199,939	13.2	60,474	4.0	n/a	n/a
Midwest Bank and Trust Company	169,177	12.7	53,131	4.0	79,696	6.0
Midwest Bank of Western Illinois	21,510	11.9	7,261	4.0	10,891	6.0
Tier I capital to average assets
Company	199,939	8.8	91,045	4.0	n/a	n/a
Midwest Bank and Trust Company	169,177	8.6	78,892	4.0	98,615	5.0
Midwest Bank of Western Illinois	21,510	7.4	11,608	4.0	14,510	5.0

	At December 31, 2003
			Minimum Required		Minimum Required
	Actual		for Capital Adequacy		to be Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
			(in thousands)
Total capital to risk-weighted assets
Company	$216,819	14.7%	$117,647	8.0%	n/a	n/a
Midwest Bank and Trust Company	180,973	14.0	103,635	8.0	$129,544	10.0%
Midwest Bank of Western Illinois	23,129	13.2	14,065	8.0	17,581	10.0
Tier I capital to risk-weighted assets
Company	201,105	13.7	58,823	4.0	n/a	n/a
Midwest Bank and Trust Company	166,514	12.9	51,818	4.0	77,726	6.0
Midwest Bank of Western Illinois	21,874	12.4	7,033	4.0	10,549	6.0
Tier I capital to average assets
Company	201,105	8.9	89,967	4.0	n/a	n/a
Midwest Bank and Trust Company	166,514	8.5	78,071	4.0	97,589	5.0
Midwest Bank of Western Illinois	21,874	7.7	11,391	4.0	14,239	5.0

          The trust preferred securities issued by MBHI Capital Trust I, II, III, and IV are currently included in the Tier 1 capital of the Company for regulatory capital purposes. The Federal Reserve Board may in the future disallow inclusion of the trust preferred securities in Tier 1 capital for regulatory capital purposes. As of March 31, 2004, assuming the Company was not permitted to include the $54.0 million in trust preferred securities issued by MBHI Capital Trust I, II, III, and IV in its Tier 1 capital, the Company would still exceed the regulatory required minimums for capital adequacy purposes. If the trust preferred securities were no longer permitted to be included in Tier 1 capital, the Company would also be permitted to redeem the capital securities without penalty. See Note 6 to the notes to the unaudited consolidated financial statements.

Liquidity

          Liquidity measures the ability of the Company to meet maturing obligations and its existing commitments, to withstand fluctuations in deposit levels, to fund its operations, and to provide for customers’ credit needs. The liquidity of the Company principally depends on cash flows from operating activities, investment in and maturity of assets, changes in balances of deposits and borrowings, and its ability to borrow funds in the money or capital markets.

          Net cash inflows provided by operations were $5.3 million for the three months ended March 31, 2004 compared to inflows of $6.4 million for the comparable period in 2003. Net cash inflows from investing activities were $63.1 million in the first three months of 2004 compared to a net cash inflows of $789,000 for the comparable period in 2003. Cash outflows from financing activities for the three months ended March 31, 2004 were $16.1 million compared to a net inflow of $18.4 million in the comparable period during 2003.

          In the event of short-term liquidity needs, the Banks may purchase federal funds from correspondent banks. In addition, the Company has established repurchase agreements and brokered certificates of deposit arrangements with various financial sources. The Company’s membership in the Federal Home Loan Bank System gives it the ability to borrow funds from the Federal Home Loan Bank of Chicago for short- or long-term purposes under a variety of programs.

          Interest received net of interest paid was a principal source of operating cash inflows for the three months ended March 31, 2004 and March 31, 2003, respectively. Management of investing and financing activities and market conditions determines the level and the stability of net interest cash flows. Management’s policy is to mitigate the impact of changes in market interest rates to the extent possible so that balance sheet growth is the principal determinant of growth in net interest cash flows.

ITEM 3 — QUANTITATIVE AND QUALITATIVE DISCLOSURES
ABOUT MARKET RISK

Interest Rate Sensitivity Analysis

          The Company’s overall interest rate sensitivity is demonstrated by net interest income analysis. Net interest income analysis measures the change in net interest income in the event of hypothetical changes in interest rates. This analysis assesses the risk of change in net interest income in the event of sudden and sustained 1.0% to 2.0% increases and decreases in market interest rates. The table below presents the Company’s projected changes in net interest income for the various rate shock levels at March 31, 2004.

	Change in Net Interest Income Over One Year Horizon
	At March 31, 2004		At December 31, 2003
Change in
Levels of	Dollar	Percentage	Dollar	Percentage
Interest Rates	Change	Change	Change	Change
+200 bp	(242)	-0.43%	(329)	-0.50%
+100 bp	(1,835)	-3.25%	(1,008)	-1.53%
Base	—	—%	—	—%
-100 bp	1,516	2.69%	9	0.01%

          As shown above, at March 31, 2004, the effect of an immediate 200 basis point increase in interest rates would decrease the Company’s net interest income by 0.43%, or $242,000. The effect of an immediate 100 basis point reduction in rates would increase the Company’s net interest income by 2.69%, or $1.5 million.

          Changes in the mix of earning assets and interest-bearing liabilities increased the Company’s liability sensitivity during the past twelve months.

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

ITEM 4 – CONTROLS AND PROCEDURES

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

Item 2. Changes in Securities, Use of Proceeds, and Issuer Purchases of Equity Securities

          None

Issuer Purchases of Equity Securities

				Maximum Number
			Total Number	of Shares
			of Shares Purchased	that May Yet Be
	Total Number	Average	as Part of Publicly	Purchased Under
	of Shares	Price Paid	Announced Plans	the Plans
Period	Purchased	per Share	or Programs	or Programs
1/1/04 - 1/31/04	—	N/A	—	73,000
2/1/04 - 2/29/04	—	N/A	—	73,000
3/1/04 - 3/31/04	—	N/A	—	73,000

Total	—	N/A	—	73,000

Item 3. Defaults Upon Senior Securities

          None

Item 4. Submission of Matters to a Vote of Security Holders

          None

Item 5. Other Information

          None

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits

               The following exhibits are either filed as part of this report or are incorporated herein by reference:

3.1	Restated Certificate of Incorporation, as amended (incorporated by reference to Registrant’s Registration Statement on Form S-1, Registration No. 333-42827).

3.2	Restated By-laws, as amended (incorporated by reference to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1998, File No. 0-29652).

3.3	Amendment of Restated By-laws (incorporated by reference to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000, File No. 0-29598).

3.4	Certificate of Amendment of Restated By-laws (incorporated by reference to Registrant’s Form 10-Q for the quarter ended September 30, 2002, File No. 001-13735).

3.11	Certificate of Amendment of Restated Certificate of Incorporation (incorporated by reference to Registrant’s Form 10-Q for the quarter ended June 30, 2002, File No. 001-13735).

4.1	Specimen Common Stock Certificate (incorporated by reference to Registrant’s Registration Statement on Form S-1, Registration No. 333-42827).

4.2	Certain instruments defining the rights of the holders of long-term debt of the Company and certain of its subsidiaries, none of which authorize a total amount of indebtedness in excess of 10% of the total assets of the Company and its subsidiaries on a consolidated basis, have not been filed as Exhibits. The Company hereby agrees to furnish a copy of any of these agreements to the SEC upon request.

31.1	Certification of Chief Executive Officer

31.2	Certification of Chief Financial Officer

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K

•	Current Report on Form 8-K dated January 29, 2004, filed with the SEC on January 30, 2004.

SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 7, 2004

MIDWEST BANC HOLDINGS, INC.
(Registrant)

By:	/s/ Brad A. Luecke

Brad A. Luecke,
President and Chief Executive Officer

By:	/s/ Daniel R. Kadolph

Daniel R. Kadolph,
Senior Vice President and
Chief Financial Officer

Exhibit Index

3.1	Restated Certificate of Incorporation, as amended (incorporated by reference to Registrant’s Registration Statement on Form S-1, Registration No. 333-42827).

3.2	Certificate of Amendment of Restated Certificate of Incorporation (incorporated by reference to Registrant’s Form 10-Q for the quarter ended June 30, 2002, File No. 001-13735).

3.2	Restated By-laws, as amended (incorporated by reference to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1998, File No. 0-29652).

3.3	Amendment of Restated By-laws (incorporated by reference to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000, File No. 0-29598).

3.4	Certificate of Amendment of Restated By-laws (incorporated by reference to Registrant’s Form 10-Q for the quarter ended September 30, 2002, File No. 001-13735).

3.11	Certificate of Amendment of Restated Certificate of Incorporation (incorporated by reference to Registrant’s Form 10-Q for the quarter ended June 30, 2002, File No. 001-13735).

4.1	Specimen Common Stock Certificate (incorporated by reference to Registrant’s Registration Statement on Form S-1, Registration No. 333-42827).

4.2	Certain instruments defining the rights of the holders of long-term debt of the Company and certain of its subsidiaries, none of which authorize a total amount of indebtedness in excess of 10% of the total assets of the Company and its subsidiaries on a consolidated basis, have not been filed as Exhibits. The Company hereby agrees to furnish a copy of any of these agreements to the SEC upon request.

31.1	Certification of Chief Executive Officer

31.2	Certification of Chief Financial Officer

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.