Form 10-Q
period 2004-06-30
MIDWEST BANC HOLDINGS INC
filed 2004-08-09
CIK 1051379

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the Quarterly Period ended June 30, 2004

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

     Indicate by checkmark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [   ]

     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 9, 2004

Common, par value $.01	17,898,132

MIDWEST BANC HOLDINGS, INC.

Form 10-Q

i

MIDWEST BANC HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS (Unaudited)
(In Thousands)

	June 30,	December 31,
	2004	2003
ASSETS
Cash and cash equivalents	$85,378	$196,157
Securities available-for-sale	701,200	796,140
Securities held-to-maturity (fair value: $104,400 at June 30, 2004 and $57,239 at December 31, 2003)	105,409	56,074
Loans	1,140,219	1,081,296
Allowance for loan losses	(16,088)	(15,714)

Net loans	1,124,131	1,065,582
Cash value of life insurance	25,633	24,906
Premises and equipment, net	28,028	27,376
Other real estate	6,469	6,942
Core deposit and other intangibles, net	2,431	2,790
Goodwill	4,360	4,360
Due from broker	149,543	40,477
Other assets	50,501	43,345

Total assets	$2,283,083	$2,264,149

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES
Deposits
Non-interest-bearing	$162,917	$160,668
Interest-bearing	1,443,732	1,425,743

Total deposits	1,606,649	1,586,411
Securities sold under agreements to repurchase	199,386	202,699
Advances from the Federal Home Loan Bank	250,031	253,461
Junior subordinated debt owed to unconsolidated trusts	55,672	54,000
Note payable	—	2,000
Other liabilities	31,379	22,497

Total liabilities	2,143,117	2,121,068

STOCKHOLDERS’ EQUITY
Preferred stock	—	—
Common stock	187	187
Surplus	64,480	64,330
Retained earnings	105,758	102,041
Accumulated other comprehensive loss	(23,150)	(15,824)
Treasury stock, at cost (771,308 shares at June 30, 2004 and 806,934 shares at December 31, 2003)	(7,309)	(7,653)

Total stockholders’ equity	139,966	143,081

Total liabilities and stockholders’ equity	$2,283,083	$2,264,149

See accompanying notes to unaudited consolidated financial statements.

MIDWEST BANC HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
THREE MONTHS ENDED JUNE 30, 2004 AND 2003

(In Thousands, Except Per Share Data)

	2004	2003
Interest Income
Loans	$16,324	$17,784
Securities
Taxable	7,692	8,979
Exempt from federal income taxes	167	795
Trading securities	352	—
Federal funds sold and other short-term investments	469	18

Total interest income	25,004	27,576
Interest Expense
Deposits	7,243	7,647
Federal funds purchased	16	55
Securities sold under agreements to repurchase	1,305	1,476
Advances from the Federal Home Loan Bank	2,491	2,875
Junior subordinated debt owed to unconsolidated trusts	859	658
Note payable	—	38

Total interest expense	11,914	12,749

Net interest income	13,090	14,827
Provision for loan losses	756	755

Net interest income after provision for loan losses	12,334	14,072
Other Income
Service charges on deposits	1,544	1,434
Net gains (losses) on securities transactions	(750)	2,701
Net trading profits	1,051	2,305
Gains on sales of loans	169	377
Insurance and brokerage commissions	484	556
Trust income	158	169
Increase in cash surrender value of life insurance	264	234
Other income	208	163

Total other income	3,128	7,939
Other Expenses
Salaries and employee benefits	6,585	5,999
Occupancy and equipment	1,677	1,465
Professional services	1,101	1,279
Other expenses	2,072	1,929

Total other expenses	11,435	10,672

Income before income taxes	4,027	11,339
Provision for income taxes	843	3,548

Net Income	$3,184	$7,791

Basic earnings per share	$0.18	$0.44

Diluted earnings per share	$0.17	$0.43

Cash dividend declared per common share	$0.12	$0.10

See accompanying notes to unaudited consolidated financial statements.

MIDWEST BANC HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
SIX MONTHS ENDED JUNE 30, 2004 AND 2003

(In Thousands, Except Per Share Data)

	2004	2003
Interest Income
Loans	$32,842	$38,184
Securities
Taxable	16,508	17,718
Exempt from federal income taxes	464	1,589
Trading securities	352	—
Federal funds sold and other short-term investments	931	67

Total interest income	51,097	57,558
Interest Expense
Deposits	14,400	15,672
Federal funds purchased	18	101
Securities sold under agreements to repurchase	2,705	2,891
Advances from the Federal Home Loan Bank	4,985	5,722
Junior subordinated debt owed to unconsolidated trusts	1,712	1,305
Notes payable	20	74

Total interest expense	23,840	25,765

Net interest income	27,257	31,793
Provision for loan losses	1,512	1,745

Net interest income after provision for loan losses	25,745	30,048
Other Income
Service charges on deposits	2,980	2,901
Net gains on securities transactions	2,116	2,803
Net trading profits (losses)	(781)	3,459
Gains on sales of loans	322	665
Insurance and brokerage commissions	969	1,014
Trust income	307	304
Increase in cash surrender value of life insurance	727	491
Other income	431	364

Total other income	7,071	12,001
Other Expenses
Salaries and employee benefits	13,066	12,051
Occupancy expense and equipment	3,369	3,226
Professional services	1,982	2,467
Other expenses	4,059	3,711

Total other expenses	22,476	21,455

Income before income taxes	10,340	20,594
Provision for income taxes	2,331	6,409

Net Income	$8,009	$14,185

Basic earnings per share	$0.45	$0.80

Diluted earnings per share	$0.44	$0.78

Cash dividends declared per common share	$0.24	$0.20

See accompanying notes to unaudited consolidated financial statements.

MIDWEST BANC HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (Unaudited)
SIX MONTHS ENDED JUNE 30, 2004 AND 2003

(In Thousands, Except Per Share Data)

				Accumulated
				Other		Total
				Compre-		Stock-
	Common		Retained	hensive	Treasury	holders’
	Stock	Surplus	Earnings	Income (Loss)	Stock	Equity
Balance, January 1, 2003	$171	$29,366	$87,105	$7,145	$(8,836)	$114,951
Cash dividends declared ($0.20 per share)	—	—	(3,559)	—	—	(3,559)
Issuance of 1,599,088 shares of common stock upon acquisition of Big Foot Financial Corp.	16	30,448	—	—	—	30,464
Issuance of common stock upon exercise of 60,513 stock options, net of tax benefit	—	231	—	—	575	806
Capital contribution from loan payoff by related parties	—	4,033	—	—	—	4,033
Comprehensive income
Net income	—	—	14,185	—	—	14,185
Net decrease in fair value of securities classified as available- for-sale, net of income taxes and reclassification adjustments	—	—	—	(1,012)	—	(1,012)

Total comprehensive income						13,173

Balance, June 30, 2003	$187	$64,078	$97,731	$6,133	$(8,261)	$159,868

Balance, January 1, 2004	$187	$64,330	$102,041	$(15,824)	$(7,653)	$143,081
Cash dividends declared ($0.24 per share)	—	—	(4,292)	—	—	(4,292)
Issuance of common stock upon exercise of 35,626 stock options, net of tax benefit	—	150	—	—	344	494
Comprehensive income
Net income	—	—	8,009	—	—	8,009
Net decrease in fair value of securities classified as available- for-sale, net of income taxes and reclassification adjustments	—	—	—	(7,326)	—	(7,326)

Total comprehensive income						683

Balance, June 30, 2004	$187	$64,480	$105,758	$(23,150)	$(7,309)	$139,966

See accompanying notes to unaudited consolidated financial statements.

MIDWEST BANC HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
SIX MONTHS ENDED JUNE 30, 2004 AND 2003

(In Thousands)

	2004	2003
Cash flows from operating activities
Net income	$8,009	$14,185
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	1,275	1,191
Provision for loan losses	1,512	1,745
Amortization of other intangibles	148	247
Amortization of premiums and discounts on securities, net	1,788	5,556
Net gain on sales of securities	(2,116)	(2,803)
Net gain on sales of mortgage loans	(330)	(4,006)
Federal Home Loan Bank stock dividend	(555)	(647)
Net change in real estate loans originated held for sale	(104)	(186)
Increase in cash surrender value of life insurance	(727)	(491)
Deferred income taxes	144	(2,300)
Loss on other real estate	59	—
Change in other assets	(4,216)	592
Change in other liabilities	8,962	15,277

Net cash from operating activities	13,849	28,360
Cash flows from investing activities
Sales of securities available-for-sale	433,266	301,521
Maturities of securities available-for-sale	37,470	—
Principal payments on securities available-for-sale	46,684	196,078
Purchase of securities available-for-sale	(525,406)	(766,976)
Purchase of securities held-to-maturity	(66,669)	(4,437)
Maturities of securities held-to-maturity	1,175	1,900
Futures contracts	(450)	—
Purchase of mortgage loans	(31,215)	—
Net (increase) decrease in loans	(28,683)	67,066
Proceeds from sale of mortgage loans	—	146,552
Cash received, net of cash and cash equivalents in acquisition and stock issuance	—	17,783
Proceeds from sale of other real estate	584	1,517
Property and equipment expenditures, net	(2,288)	(706)

Net cash used in investing activities	(135,532)	(39,832)
Cash flows from financing activities
Net increase in deposits	20,238	52,278
Borrowings	—	5,500
Repayment of borrowings	(2,000)	—
Dividends paid	(4,292)	(3,396)
Change in securities sold under agreements to repurchase and federal funds purchased	(3,313)	(8,990)
Proceeds from exercised stock options	271	554

Net cash from financing activities	10,904	45,946

Increase (decrease) in cash and cash equivalents	(110,779)	34,474
Cash and cash equivalents at beginning of period	196,157	49,687

Cash and cash equivalents at end of period	$85,378	$84,161

See accompanying notes to unaudited consolidated financial statements.

MIDWEST BANC HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(Continued)

	2004	2003
Supplemental disclosures
Cash paid during the year for
Interest	$23,792	$26,146
Income Taxes	3,731	3,575
Supplemental schedule of noncash investing activities
Amount due to broker for purchases of securities	$149,543	$18,038
Real estate acquired in settlement of loans	170	2,707
Acquisitions
Noncash assets acquired:
Investment securities available for sale	$—	$17,065
Loans, net	—	157,477
Premises and equipment, net	—	9,257
Goodwill, net	—	1,852
Other intangibles, net	—	3,361
Other assets	—	5,930

Total noncash assets acquired	$—	$194,942

Liabilities assumed:
Deposits	$—	$137,729
FHLB advances	—	36,727
Accrued expenses and other liabilities	—	8,188

Total liabilities assumed	—	182,644

Net noncash assets acquired	$—	$12,103

Cash and cash equivalents acquired	$—	$19,688

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

     The annualized results of operations for the six months ended June 30, 2004 are not necessarily indicative of the results expected for the full year ending December 31, 2004.

NOTE 2 – BUSINESS COMBINATION AND MERGER TERMINATION

     On January 3, 2003, the Company acquired Big Foot Financial Corp. (“BFFC”) through the issuance of approximately 1,599,088 shares of common stock valued at $18.81 per share and cash paid of $1.4 million, and incurred acquisition costs of $557,000, resulting in total consideration of $32.0 million. BFFC was merged into the Company, and its banking subsidiary was merged into and its offices became branches of Midwest Bank and Trust Company. At closing, the Company transferred $3.4 million of securities categorized as held-to-maturity to available-for-sale under permissible provisions of FASB Statement No. 115. During the first quarter of 2003, the Company sold the mortgage loans and mortgage servicing rights of $141.9 million of the acquired loans on a non-recourse basis.

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

     Intangible asset disclosures are as follows (in thousands):

	June 30, 2004		December 31, 2003
	Gross Carrying	Accumulated	Gross Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
Amortized intangible assets:
Core deposit and other intangibles	$3,130	$(699)	$3,341	$(551)
Aggregate intangible amortization expense:
For the three months ending June 30, 2004	$107
For the six months ending June 30, 2004	148
Estimated intangible amortization expense:
For the year ending December 31, 2004	$362
For the year ending December 31, 2005	429
For the year ending December 31, 2006	373
For the year ending December 31, 2007	354
For the year ending December 31, 2008	354

     The following tables present the changes in the carrying amount of goodwill and other intangibles during the six months ended June 30, 2004 and the year ended December 31, 2003 (in thousands):

	June 30, 2004
		Core Deposit
		and Other
	Goodwill	Intangibles
Balance at beginning of period	$4,360	$2,790
Amortization expense	—	(148)
Intangibles acquired	—	(211)

Balance at end of period	$4,360	$2,431

	December 31, 2003
		Core Deposit
		and Other
	Goodwill	Intangibles
Balance at beginning of year	$4,360	$244
Amortization expense	—	(495)
Intangibles acquired	—	3,041

Balance at end of year	$4,360	$2,790

NOTE 4 – EARNINGS PER SHARE

     For purposes of per share calculations, the Company had 17,896,832 and 17,799,968 shares of common stock outstanding at June 30, 2004 and 2003, respectively. Basic earnings per share for the three months and six months ended June 30, 2004 and 2003 were computed by dividing net income by the weighted average number of shares outstanding. Diluted earnings per share for the three and six months ended June 30, 2004 and 2003 were computed by dividing net income by the weighted average number of shares outstanding, adjusted for the dilutive effect of stock options. Computations for basic and diluted earnings per share are provided below.

IN THOUSANDS	2004 QTD	2003 QTD	2004 YTD	2003 YTD
Basic
Net income	$3,184	$7,791	$8,009	$14,185

Weighted average common shares outstanding	17,880	17,798	17,873	17,763

Basic earnings per common share	$0.18	$0.44	$0.45	$0.80

Diluted
Net income	$3,184	$7,791	$8,009	$14,185

Weighted average common shares outstanding	17,880	17,798	17,873	17,763
Diluted effect of stock options	447	414	455	406

Dilutive average common shares	18,327	18,212	18,328	18,169

Diluted earnings per common share	$0.17	$0.43	$0.44	$0.78

     All outstanding options were included in the computation of diluted earnings per share for the quarters and six months ended June 30, 2004 and 2003.

NOTE 5 – STOCK OPTIONS

     During the first six months of 2004, 35,626 stock options exercised. The total stock options outstanding were 1,040,918 at June 30, 2004 with exercise prices ranging between $5.42 and $18.34 and expiration dates between 2006 and 2013.

     Employee compensation expense under stock options is reported using the intrinsic value method. No stock-based compensation cost is reflected in net income, as all options granted had an exercise price equal to or greater than the market price of the underlying common stock at date of grant. The following table illustrates the effect on net income and earnings per share if expense was measured using the fair value recognition provisions of FASB Statement No. 123, “Accounting for Stock-Based Compensation” for three and six months ended June 30, 2004 and 2003.

IN THOUSANDS	2004 QTD	2003 QTD	2004 YTD	2003 YTD
Net income as reported	$3,184	$7,791	$8,009	$14,185
Deduct: stock-based compensation expense determined under fair value base method	89	75	178	149

Pro forma net income	$3,095	$7,716	$7,831	$14,036

BASIC EARNINGS PER SHARE AS REPORTED	$0.18	$0.44	$0.45	$0.80
Pro forma basic earnings per share	0.17	0.43	0.44	0.79
DILUTED EARNINGS PER SHARE AS REPORTED	$0.17	$0.43	$0.44	$0.78
Pro forma diluted earnings per share	0.17	0.42	0.43	0.77

NOTE 6 – ISSUANCE OF TRUST PREFERRED SECURITIES

     The following table details the four trusts formed by the Company:

				Mandatory	Optional
Issuer	Issue Date	Amount	Rate	Redemption Date	Redemption Date
MBHI Capital Trust I	June 7, 2000	$20,000,000	10.0%	June 7, 2030	June 7, 2005
MBHI Capital Trust II	October 29, 2002	$15,000,000	LIBOR+3.45%	November 7, 2032	November 7, 2007
MBHI Capital Trust III	December 19, 2003	$9,000,000	LIBOR+3.00%	December 30, 2033	December 30, 2008
MBHI Capital Trust IV	December 19, 2003	$10,000,000	LIBOR+2.85%	January 23, 2034	January 23, 2008

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

     FIN No. 46, Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51 (Revised December 2003) (“FIN 46”). FIN 46 establishes accounting guidance for consolidation of variable interest entities (“VIE”) that function to support the activities of the primary beneficiary. The primary beneficiary of a VIE entity is the entity that absorbs a majority of the VIE’s expected losses, receives a majority of the VIE’s expected residual returns, or both, as a result of ownership, controlling interest, contractual relationship or other business relationship with the VIE. Prior to the implementation of FIN 46, VIE’s were generally consolidated by an enterprise when the enterprise had a controlling financial interest through ownership of a majority of voting interest in the entity. The provisions of FIN 46 were effective immediately for all arrangements entered into after January 31, 2003. If a VIE existed prior to February 1, 2003, FIN 46 was effective at the beginning of the first interim period beginning after June 15, 2003. However, subsequent revisions to the interpretation deferred the implementation date of FIN 46 until the first period ending after December 15, 2003. The Company adopted FIN 46, as revised, in connection with its consolidated financial statements for the quarter ended March 31, 2004. The implementation of FIN 46 required the Company to deconsolidate its investment in MBHI Capital Trust I, II, III, and IV because the Company is not the primary beneficiary. The Company owns $1.7 million of common securities that have been issued by the four statutory trust previously formed. The deconsolidation did not have an impact on stockholders’ equity or net income.

     The Federal Reserve Board issued a proposed rule on May 6, 2004 that would retain trust preferred securities in the Tier 1 capital of bank holding companies. After a three-year transition, the aggregate amount of trust preferred securities and certain other capital elements would be limited to 25 percent of Tier 1 capital elements – net of goodwill. The amount of trust preferred securities and certain other elements in excess of the limit could be included in Tier 2 capital, subject to restrictions. Comments on the proposed rule were due to the Federal Reserve by July 11, 2004.

NOTE 7 — DERIVATIVE INSTRUMENTS

     As of June 30, 2004, the Company has entered into various interest rate swap transactions which result in the Company converting $137.5 million of its Federal Home Loan Bank Advance fixed rate debt to floating rate debt. The swap transactions require payment of interest by the Company at a rate equal to the three-month LIBOR plus a spread and, in turn, the Company receives a fixed rate. The Company has documented these to be fair value hedges that are carried at their estimated fair value with the changes recorded as an other asset or other liability as appropriate.

     Summary information about interest rate swaps at June 30 are as follows:

	2004	2003
(Dollars in thousands)
Notional amounts	$137,500	$67,500
Weighted average fixed rates received	5.46%	5.91%
Weighted average variable rates paid	3.28	3.68
Weighted average maturity	6.11 years	7.00 years
Fair value	$(4,877)	$2,807

     The Company has also bought and sold various put and call options with terms approximating 90 days on U.S. Treasury and government agency obligations, mortgage-backed securities, and future contracts. These are stand-alone derivatives that are carried at their estimated fair value with the corresponding gain or loss recorded in net trading profits or losses. The outstanding amounts at June 30 are as follows:

	2004	2003
(Dollars in thousands)
Notional amounts	$50,000	$—
Weighted average maturity	92 Days	—
Fair value	$164	$—

     In 2004, the Company entered into 3,000 U.S. Treasury 10-year note futures contracts with a notional value of $300.0 million and a delivery date of September 2004. The Company sold these contracts in order to hedge certain U.S. Agency notes held in its available-for-sale portfolio. The Company’s objective was to offset changes in the fair market value of the U.S. Agency notes with changes in the fair market value of the futures contracts, thereby reducing interest rate risk. The Company has documented these futures contracts as fair value hedges with the changes in market value of the futures contracts as well as the changes in the market value of the hedged items charged or credited to earnings on a quarterly basis in net gains on securities transactions. For the three and six months ending June 30, 2004, the change in the market values resulted in a net loss of $1.1 million and $2.8 million, respectively, which was recorded in net gains on securities transactions. Gains or losses for fair value hedges occur when changes in the market value of the hedged items are not identical to changes in the market value of hedge instruments during the reporting period. The hedging relationship is assessed to be highly effective, that is, there is a high correlation between the hedge instruments and hedged items.

NOTE 8 — UNREALIZED LOSSES ON SECURITIES

     The following is a summary of the fair value of securities held-to-maturity and available-for-sale with unrealized losses and an aging of those unrealized losses:

	June 30, 2004
	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(In thousands)
Obligations of U.S. government agencies	$323,383	$(11,117)	$175,137	$(17,292)	$498,520	$(28,409)
Mortgage-backed securities	97,762	(1,840)	40,971	(1,595)	138,733	(3,435)
Equity securities	19,026	(184)	57,732	(7,204)	76,758	(7,388)
Corporate and other debt securities	6,520	(425)	12,608	(1,011)	19,128	(1,436)

Total temporarily impaired securities	$446,691	$(13,566)	$286,448	$(27,102)	$733,139	$(40,668)

     Management does not believe any individual unrealized loss as of June 30, 2004 represents other-than-temporary impairment. The unrealized loss for U.S. government agencies and mortgage-backed securities relate primarily to securities issued by FNMA and FHLMC. The unrealized losses for equity securities relate primarily to callable preferred stock issued by FNMA and FHLMC with a variable dividend. The unrealized losses reported for Corporate and other debt securities relate to securities which were rated single A minus or more by a nationally recognized rating agency. These unrealized losses are primarily attributable to changes in interest rates. The Company has both the intent and ability to hold the securities contained in the previous table for a time necessary to recover its amortized cost. The majority of the above temporary loss is reflected net of tax in other comprehensive loss which does not impact regulatory capital.

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

	Amount of Commitment Expiration Per Period
	Within			After
	1 Year	1-3 Years	4-5 Years	5 Years	Total
	(In Thousands)
Lines of Credit:
Commercial real estate	$119,376	$19,694	$97	$1,141	$140,308
Consumer real estate	17,050	2,708	8,231	26,631	54,620
Consumer	—	—	—	3,433	3,433
Commercial	83,729	17,710	791	1,284	103,514
Letters of credit	19,325	1,480	4,302	—	25,107
Commitments to extend credit	99,198	—	—	—	99,198

Total commercial commitments	$338,678	$41,592	$13,421	$32,489	$426,180

     At June 30, 2004 commitments to extend credit included $25,979,000 of fixed rate loan commitments. These commitments are due to expire within 30 to 90 days of issuance and have rates ranging primarily from 3.99% to 6.79%. Substantially all of the unused lines of credit are at adjustable rates of interest.

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

NOTE 10 — CAPITAL CONTRIBUTION AND REGULATORY MATTERS

     On March 5, 2003 one of the Company’s subsidiary banks, Midwest Bank and Trust Company (“Bank”), received a joint letter from the Federal Reserve Bank of Chicago (“Federal Reserve”) and the Illinois Office of Banks and Real Estate (“OBRE”) regarding additional provisions for loan losses that the Federal Reserve and OBRE determined were appropriate based on their review of a series of loans to an individual borrower and certain affiliated companies. The total relationship approximated $19.6 million. In response to the letter, the Company obtained an independent valuation of the primary collateral for the largest portion of the relationship which is two companies in bankruptcy (the “Affiliated Companies”). As a result of further communication with the Federal Reserve and OBRE, additional analysis completed by the Company, and the receipt of a supplemental letter from the Federal Reserve and OBRE as of April 10, 2003, the Company determined it would provide an additional $14.7 million to the allowance for loan losses, charge off approximately $5.6 million in loans, and reverse out $1 million of interest. These changes caused the Company to restate its September 30, 2002 financial statements.

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

     On April 24, 2003, the Federal Reserve and the OBRE completed the on-site portion of their regularly scheduled examination of the Company’s banking subsidiaries. The examination included, among other items, a review of the Company’s over-all risk management, lending and credit review practices. The Company received the examination report, which was dated August 1, 2003, during the third quarter of 2003.

     On December 29, 2003, the Company and Midwest Bank and Trust Company received a proposed written agreement from the Federal Reserve and the OBRE which detailed recommended corrective actions in the Company’s over all risk management, lending and credit review practices, including the engagement of third party consultants. This agreement relates to the joint examination which began on March 3, 2003 and ended on May 23, 2003. Following discussions with the regulators in late January 2004, the Company and the Bank received on March 11, 2004 a revised written agreement from the Federal Reserve and the OBRE. The written agreement was filed upon execution by the Company and the Bank on March 15, 2004.

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

     Since the joint examination of March 2003, the Company and the Bank have taken steps, and continue to take steps, to address the recommendations proposed by the regulators in their report dated August 1, 2003, which are now incorporated into the written agreement. On March 29, 2004, the regulators began their regularly scheduled joint examination of the Company and the Bank, which was completed in April 2004. A written report was received during the quarter, and the Board and management noted that progress was noted in many of the areas addressed in the previous examination.

     The Securities and Exchange Commission has opened an inquiry in connection with the Company’s restatement of its September 30, 2002 financial statements. The Company is cooperating fully with the SEC on this matter.

ITEM 2 — MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion and analysis is intended as a review of significant factors affecting the financial condition and results of operations of the Company for the periods indicated. The discussion should be read in conjunction with the unaudited Consolidated Financial Statements and the Notes thereto presented herein. In addition to historical information, the following Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements that involve risks and uncertainties. The Company’s actual results could differ significantly from those anticipated in these forward-looking statements as a result of certain factors discussed in this report. Also, see “Note 10 – Capital Contribution and Regulatory Matters” to our unaudited consolidated financial statements for a discussion of certain regulatory matters.

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

Results of Operations — Three Months and Six Months
Ended June 30, 2004 and 2003

     Set forth below are some highlights of the second quarter 2004 results compared to the second quarter of 2003.

•	Consolidated net income for the second quarter of 2004 was $3.2 million, a 59.1% decrease when compared to $7.8 million for the second quarter of 2003.

•	Basic earnings per share for the three months ended June 30, 2004 were $0.18 or 59.1% lower than for the comparable period in 2003.

•	Diluted earnings per share for the three months ended June 30, 2004 were $0.17 or 60.5% lower than for the comparable period in 2003.

•	The return on average assets for the three months ended June 30, 2004 was 0.56%

compared to 1.40% for the similar period in 2003.

•	The return on average equity for the three months ended June 30, 2004 was 9.10% compared to 19.63% for the similar period in 2003.

•	Net interest income decreased 11.7% to $13.1 million in the second quarter of 2004 compared to $14.8 million in the second quarter of 2003.

•	Excluding gains on securities, other income decreased 25.9% to $3.9 million in the second quarter of 2004 compared to $5.2 million in the second quarter of 2003.

•	Other expenses increased 7.1% to $11.4 million in the second quarter of 2004 compared to $10.7 million in the second quarter of 2003.

     Set forth below are some highlights of the six months ended June 30, 2004 results compared to the six months ended June 30, 2003.

•	Consolidated net income for the six months ended June 30, 2004 was $8.0 million, a 43.5% decrease when compared to $14.2 million for the second quarter of 2003.

•	Basic earnings per share for the six months ended June 30, 2004 were $0.45 or 43.8% lower than for the comparable period in 2003.

•	Diluted earnings per share for the six months ended June 30, 2004 were $0.44 or 43.6% lower than for the comparable period in 2003.

•	The return on average assets for the six months ended June 30, 2004 was 0.71% compared to 1.29% for the similar period in 2003.

•	The return on average equity for the six months ended June 30, 2004 was 11.30% compared to 18.71% for the similar period in 2003.

•	Net interest income decreased 14.3% to $27.3 million in the first half of 2004 compared to $31.8 million in the first half of 2003.

•	Excluding gains on securities, other income decreased 46.1% to $5.0 million in the first half of 2004 compared to $9.2 million in the first half of 2003.

•	Other expenses increased 4.8% to $22.5 million in the first six months of 2004 compared to $21.5 million in the first six months of 2003.

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

     Net interest income was $13.1 million and $14.8 million during the three months ended June 30, 2004 and 2003, respectively, a decrease of $1.7 million, or 11.7%. During the six months ended June 30,

2004, net interest income decreased $4.5 million or 14.3% to $27.3 million compared to $31.8 million for the similar period in 2003. The Company’s net interest margin (tax equivalent net interest income as a percentage of earning assets) was 2.61% for the three months ended June 30, 2004 compared to 3.03% for the comparable period in 2003. Due to the timing of repositioning its earning assets, the margin declined from 2.84% at March 31, 2004. During the period of April 1, 2004 through May 17, 2004, market yields on maturing terms preferred by the Company at this juncture increased approximately 100 basis points. Repositioning occurred after that increase. During the six months ended June 30, 2004, the net interest margin was 2.73% compared to 3.24% for the similar period in 2003.

     Yields on earning assets decreased 10.3% to 4.88% during the second quarter of 2004 compared to 5.44% for the second quarter of 2003. During the first six months of 2004, yields on earning assets decreased to 4.98%, or 12.6%, from 5.70% for the similar period in 2003. Average earning assets decrease by $7.7 million for the three months ended June 30, 2004; however, they increased $17.8 million for the six months ended June 30, 2004 from the six months ended June 30, 2003. During the first half of 2004, the Company held $157.0 million in cash equivalents, which earned, on average, 99 basis points. During the second quarter of 2004, management elected to invest cash equivalent holdings after the fixed income markets and the Federal Reserve adjusted interest rates to levels more consistent with the generally rising nominal interest rate environment that management expected. Had the market and central bank adjustments occurred at the beginning of the quarter with cash equivalents invested at levels consistent with the prior year, earning asset yields would have been 5.07% and the net interest margin would have been 2.88% for the quarter ended June 30, 2004. The Company did increase its loans and securities by reducing its cash equivalents. However, a significant portion of this activity was completed near quarter-end and the increase in net interest income is expected to be realized in future quarters.

     The average loan yield was 6.00% during the second quarter of 2004, a decrease of 8.0% from 6.52% during the comparable period in 2003. For the six months ended June 30, 2004, the average loan yield was 6.08%, a decrease of 8.2% from 6.62% during the comparable period in 2003. Average loan balances decreased $5.8 million, or 0.5%, to $1.1 billion during the second quarter of 2004 compared to the similar period in 2003. During the first six months of 2004, average loan balances decreased $74.3 million, or 6.4%, to $1.1 billion compared to the similar period of 2003. The Company purchased $30.2 million in fixed rate mortgages at an average yield of 4.61% in June 2004 to offset loans paid off during the year. Previously, the Company discussed its more aggressive loan pricing strategies which have aided the realized growth in loans and unfunded commitments. These pricing strategies remain in place and additional high-quality lending opportunities will be pursued.

     Yields on securities were 4.24% during the second quarter of 2004, a slight decrease from 4.28% during the comparable period in 2003. During the six months ended June 30, 2004, securities yields decreased 3.0% to 4.46% from 4.60% in the comparable period in 2003. Consistent with the investment strategy adopted during 2003, the Company further reduced its holdings in mortgage-backed securities by $49.7 million during the first and second quarters of 2004.

     The decrease in yields on earning assets was partially offset by a decrease in rates paid on deposits and borrowings. Average rates paid on deposits decreased 10.7% to 2.00% for the three months ended June 30, 2004 from 2.24% for the comparable period in 2003. For the first six months of 2004, average rates paid on deposits decreased 12.3% to 2.00% from 2.28% for the similar period of 2003. Average rates paid on borrowings were 3.60% for the second quarter of 2004 compared to 3.92% for the second quarter of 2003. During the six months ended June 30, 2004, average rates paid on borrowings were 3.66% compared to 3.92% for the similar period in 2003.

     The Company anticipates a moderate improvement in net interest margin as the second half of the year progresses. Primary factors include the redeployment of its short-term securities position, higher loan volumes, and continued benefit of interest rate swaps related to high interest rate FHLB advances. Rising interest rates would have a nominal but beneficial impact on the net interest margin.

     The quarter-to-date net interest margin calculation for June 30, 2004 and 2003 is shown below (interest income and average rate on non-taxable securities and loans are reflected on a tax equivalent basis, assuming a 35% federal tax rate for 2004 and 2003 and adjusted for the dividend received deduction where applicable):

	June 30, 2004			June 30, 2003
	Average		Average	Average		Average
	Balance	Interest	Rate	Balance	Interest	Rate
Interest-Earning Assets
Federal funds sold and interest-bearing due from banks	$183,238	$469	1.02%	$6,257	$18	1.15%
Securities taxable (1)	806,546	8,481	4.21	927,584	9,528	4.11
Securities tax-exempt (1)	14,847	257	6.92	72,767	1,222	6.72
Commercial loans (1) (3) (4)	191,339	2,599	5.43	225,593	3,345	5.93
Commercial real estate loans (1) (3)(4)	727,545	11,210	6.16	699,522	11,614	6.64
Agriculture loans (1) (3) (4)	65,511	969	5.92	55,790	916	6.57
Consumer real estate loans (3) (4)	100,898	1,445	5.73	108,332	1,799	6.64
Consumer installment loans (3) (4)	11,382	211	7.42	13,190	261	7.92

	$2,101,306	$25,641	4.88%	$2,109,035	$28,703	5.44%

Interest-Bearing Liabilities
Interest- bearing demand depositsr	$229,128	$676	1.18%	$174,932	$527	1.21%
Money-market demand deposits and savings deposits	332,574	1,069	1.29	328,843	1,022	1.24
Time deposits less than $100,000	772,066	4,948	2.56	716,990	5,110	2.85
Time deposits greater than $100,000	88,078	471	2.14	100,556	643	2.56
Public funds	15,098	79	2.09	55,161	345	2.50
Federal funds purchased and repurchase agreements	207,201	1,321	2.55	224,830	1,531	2.72
FHLB advances	255,917	2,491	3.89	255,905	2,875	4.49
Notes payable and other borrowings	55,672	859	6.17	40,330	696	6.90

	$1,955,734	$11,914	2.44%	$1,897,547	$12,749	2.68%

Net Interest Income (1) (5)		$13,727	2.44%		$15,954	2.76%

Net Interest Margin (1)			2.61%			3.03%

Net Interest Income (2) (5)		$13,090	2.32%		$14,827	2.56%

Net Interest Margin (2)			2.49%			2.81%

(1)	Adjusted for 35% tax rate in 2004 and 2003 and adjusted for the dividends-received deduction where applicable.

(2)	Not adjusted for 35% tax rate in 2004 and 2003 or for the dividends-received deduction.

(3)	Nonaccrual loans are included in the average balance, however these loans are not earning any interest.

(4)	Includes loan fees; these fees are immaterial.

(5)	The following table reconciles reported net interest income on a tax equivalent basis for the periods presented:

	2Q04	2Q03
Net interest income	$13,090	$14,827
Tax equivalent adjustment to net interest income	637	1,127

Net interest income, tax equivalent basis	$13,727	$15,954

     The year-to-date net interest margin calculation for June 30, 2004 and 2003 is shown below (interest income and average rate on non-taxable securities and loans are reflected on a tax equivalent basis, assuming a 35% federal tax rate for 2004 and 2003 and adjusted for the dividend received deduction where applicable):

	June 30, 2004			June 30, 2003
	Average		Average	Average		Average
	Balance	Interest	Rate	Balance	Interest	Rate
Interest-Earning Assets
Federal funds sold and interest-bearing due from banks	$190,107	$931	0.98%	$11,957	$67	1.12%
Securities taxable	814,041	17,924	4.40	848,427	18,694	4.41
Securities tax-exempt (1)	21,063	714	6.78	72,658	2,445	6.73
Commercial loans (1) (3)	195,572	5,300	5.42	230,256	6,951	6.04
Commercial real estate loans (1) (3)(4)	717,227	22,559	6.29	712,405	23,948	6.72
Agriculture loans (1) (3)	64,098	1,917	5.98	56,720	1,819	6.41
Consumer real estate loans (1) (3) (4)	98,945	2,867	5.80	148,827	5,194	6.98
Consumer installment loans (1) (3)	11,530	428	7.42	13,486	540	8.01

	$2,112,583	$52,640	4.98%	$2,094,736	$59,658	5.70%

Interest-Bearing Liabilities
Interest-bearing demand deposits	$223,588	$1,315	1.18%	$166,461	$1,008	1.21%
Money-market demand deposits and savings deposits	340,331	2,144	1.26	323,278	2,025	1.25
Time deposits less than $100,000	762,269	9,765	2.56	699,714	10,255	2.93
Time deposits greater than $100,000	85,810	929	2.17	121,852	1,553	2.55
Public funds	28,850	247	1.71	64,392	831	2.58
Federal funds purchased and repurchase agreements	205,448	2,723	2.65	218,858	2,992	2.73
FHLB advances	254,648	4,985	3.92	255,603	5,722	4.48
Notes payable and other borrowings	56,408	1,732	6.14	40,133	1,379	6.87

	$1,957,352	$23,840	2.44%	$1,890,291	$25,765	2.72%

Net Interest Income (1) (5)		$28,800	2.54%		$33,893	2.98%

Net Interest Margin (1)			2.73%			3.24%

Net Interest Income (2) (5)		$27,257	2.40%		$31,793	2.78%

Net Interest Margin (2)			2.58%			3.04%

(1)	Adjusted for 35% tax rate in 2004 and 2003 and adjusted for the dividends-received deduction where applicable.

(2)	Not adjusted for 35% tax rate in 2004 and 2003 or for the dividends-received deduction.

(3)	Nonaccrual loans are included in the average balance, however these loans are not earning any interest.

(4)	Includes loan fees; these fees are immaterial.

(5)	The following table reconciles reported net interest income on a tax equivalent basis for the periods presented:

	2Q04	2Q03
Net interest income	$27,257	$31,793
Tax equivalent adjustment to net interest income	1,543	2,100

Net interest income, tax equivalent basis	$28,800	$33,893

Other Income

     Other income, excluding net gains on securities transactions, was $3.9 million for the three months ended June 30, 2004, a decrease of $1.4 million, or 25.9% over the comparable period in 2003. For the six months ended June 30, 2004, other income, excluding net gains on securities transactions, was $5.0 million, a decrease of $4.2 million, or 46.1%, compared to $9.2 million for the comparable period in 2003. Other income decreased mainly due to the decrease in net trading profits and gains on sales of loans for both the three and six months ended June 30, 2004 compared to 2003. The other income to average assets ratio was 0.69% for the three months ended June 30, 2004 compared to 0.94% for the same period in 2003. For the six months ended June 30, 2004, the other income to average assets ratio was 0.44% compared to 0.84% for the same period in 2003.

     Service charges and fees increased 7.7%, or $110,000, in the second quarter of 2004 from the second quarter of 2003. Year-to-date, service charges and fees increased 2.7%, or $79,000, in 2004 compared to the comparable period in 2003. Service charges and fees include service charges on deposit accounts, which are expected to increase with future deposit growth within our existing markets.

     Net gains on securities transactions were $2.7 million in the second quarter of 2003 compared to net losses on securities transactions of $750,000 in the second quarter of 2004. Included in the net gains on securities transactions for the three and six months ended June 30, 2004 were net losses of $1.1 million and $2.8 million which resulted due to the difference in market values for the futures contracts and hedged items. See Note 7 to the unaudited consolidated financial statements.

     Periodically, the Company has bought or sold various covered put and call options, with terms approximating 90 days, on mortgage-backed securities, U.S. Treasury and government agency obligations, and futures contracts. These covered options have either expired or have been exercised, except for one outstanding call option at June 30, 2004, and the associated income or expense was recognized in the corresponding period. Option fee income, included in net trading profits or losses, decreased $856,000 to $1.1 million during the second quarter of 2004 compared to $2.0 million in the second quarter of 2003. Option fee income decrease $129,000 to $2.9 million during the six months ended June 30, 2004 from $3.0 million during the similar period of 2003. Option fees are part of management’s ongoing strategy to manage risk in the securities portfolio and take advantage of favorable market conditions. Management has effectively used the proceeds from selling covered call and put options to offset net interest margin compression and has administered such sales in a coordinated process with the Company’s overall asset/liability management. Management is poised to adjust its option strategy when interest rates increase or decrease. There is no assurance that the option fee income realized through June 30, 2004 is sustainable in future periods. See Note 7 to the unaudited consolidated financial statements.

     Gains on sales of loans decreased $208,000 or 55.2% to $169,000 during the second quarter of 2004 compared to $377,000 for the similar period in 2003. Year-to-date, gains on sales of loans decreased $335,000 or 50.4% to $330,000 in 2004 compared to $665,000 for the similar period in 2003. The decrease in gains is due to a lower level of mortgage refinancing volume as a result of the increase in rates. The Company places most mortgages originated into the secondary market.

     Insurance and brokerage commissions decreased $72,000 from $556,000 in the second quarter of 2003 to $484,000 for the second quarter of 2004. For the six months ended June 30, 2004, insurance and brokerage commissions decreased $45,000 to $969,000 compared to $1.0 million for the first six months of 2003. Commissions are dependent upon favorable market conditions. During the second quarter, market conditions were weaker than expected.

     Trust income decreased by 6.5% or $11,000 to $158,000 for the second quarter of 2004 compared to $169,000 for the similar period in 2003. For the six months ended June 30, 2004, trust income increased by $3,000 compared to the six months ended June 30, 2004.

Other Expenses

     Total other expenses increased 7.1%, or $763,000, to $11.4 million during the second quarter of 2004 compared to $10.7 million for the comparable period in 2003. For the six months ended June 30, 2004, total other expenses increased 4.8%, or $1.0 million, to $22.5 million from $21.5 million in the first six months of 2003.

     Salary and benefit expenses increased 9.8% or $585,000 to $6.6 million for the second quarter of 2004 compared to $6.0 million for the similar period in 2003. For the six months ended June 30, 2004, salary and benefit expenses increased $1.0 million or 8.4% to $13.1 million from $12.1 million for the comparable period in 2003. The full-time equivalent number of employees was 447 as of June 30, 2004 compared to 433 as of June 30, 2003. Increased full-time staff positions, enhanced benefit programs, and increased health insurance costs have resulted in the increase in salaries and employee benefits.

     Occupancy expenses increased $212,000 or 14.5% to $1.7 million during the second quarter of 2004 compared to $1.5 million for the comparable period in 2003. For the six months ended June 30, 2004, occupancy expenses increased $143,000 or 4.4% to $3.4 million from $3.2 million in the six months of 2003. The increase in occupancy expense is a result of the increase in capital investments and technology.

     Expenses, other than salary and employee benefits and occupancy, decreased $34,000 to $3.2 million in the second quarter of 2004 compared to the similar period in 2003. Other expenses decreased $137,000 to $6.0 million for the six months ended June 30, 2004 compared to the similar period in 2003.

     The other expenses to average assets ratio was 2.03% for the three months ended June 30, 2004 compared to 1.92% for the same period in 2003. For the six months ended June 30, 2004, the other expenses to average assets ratio was 1.99% compared to 1.96% for the similar period in 2003. The net overhead expenses to average assets ratio was 1.34% for the three months ended June 30, 2004 compared to 0.98% for the same period in 2003. For the six months ended June 30, 2004, the net overhead expenses to average assets ratio was 1.55% compared to 1.12% for the similar period in 2003. The efficiency ratio, which is the total noninterest expense less amortization of intangibles and other real estate owned expense as a percentage of net interest income on a fully taxable equivalent basis plus noninterest income, was 63.19% for the three months ended June 30, 2004 compared to 49.55% for the same period in 2003 and 66.97% for the three months ended March 31, 2004. The efficiency ratio was 65.00% for the six months ended June 30, 2004 compared to 49.00% for the similar period in 2003. The efficiency ratio increased significantly as a result of the decrease in noninterest income and net interest income. Overhead expenses have also increased in part due to the two branch openings in Glenview and Addison, Illinois.

Income Taxes

     The Company recorded income tax expense of $843,000, or 20.9% of income, and $3.5 million, or 31.3% of income, for the quarters ended June 30, 2004 and 2003, respectively. Year-to-date, the provision for income taxes decreased $4.1 million or 63.6%. Income tax expense was 22.5% of income for the six months ended June 30, 2004 compared to 31.1% of income for the similar period of 2003. The decrease in the tax rate was due in part to the large increase in U.S. government agencies securities the Company held during 2004 compared to similar period in 2003.

Financial Condition

Loans

     The following table sets forth the composition of the Company’s loan portfolio as of the indicated dates.

	June 30, 2004		December 31, 2003
	(In thousands)
		Loan		Loan
		Category		Category
		to Gross		to Gross
	Amount	Loans	Amount	Loans
Commercial	$185,967	16.3%	$203,920	18.8%
Commercial real estate	746,687	65.5	711,891	65.8
Agricultural	63,210	5.5	58,144	5.4
Consumer real estate (1)	133,302	11.7	96,107	8.9
Consumer installment	11,780	1.0	12,124	1.1

Total loans, gross	1,140,946	100.0%	1,082,186	100.0%
Net deferred fees	(727)		(890)

Total loans	1,140,219		1,081,296
Allowance for loan losses	(16,088)		(15,714)

Net loans	$1,124,131		$1,065,582

Loans held for sale:
Consumer real estate	$1,467	0.1%	$1,571	0.1%

(1)	Includes loans held for sale.

     Total loans increased $58.9 million, or 5.4%, to $1.1 billion at June 30, 2004 from December 31, 2003. The increase in loans was due to an increase in commercial real estate loans and mortgage loans purchased during June 2004. During the first quarter of 2004, management has implemented a more aggressive loan pricing structure in efforts to increase loan volume. Set forth below are other highlights of the loan portfolio.

•	Commercial loans decreased $18.0 million to $186.0 million as of June 30, 2004 from $203.9 million as of December 31, 2003, a decrease of 8.8%.

•	Commercial real estate loans increased $34.8 million, or 4.9%, from December 31, 2003 compared to June 30, 2004. The Company has added lending personnel to assist in the growth in this category on which the Company maintains a primary focus.

•	Agricultural loans increased $5.1 million, or 8.7% as of June 30, 2004 compared to December 31, 2003.

•	Consumer real estate loans increased $37.2 million as of June 30, 2004 compared to December 31, 2003.

•	Most consumer residential mortgage loans the Company originates are sold in the secondary market. At any point in time, loans will be at various stages of the mortgage banking process. Included as part of consumer real estate loans are loans held for sale. The carrying value of these loans approximated their market value at that time.

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

     Following is a summary of changes in the allowance for loan losses for the six months ended June 30:

	2004	2003
	(In thousands)
Balance, January 1	$15,714	$20,754
Balance from acquisition	—	300
Adjustment for loan payoff by related parties (1)	—	(6,685)
Provision charged to operations	1,512	1,745
Loans charged off	(1,277)	(4,177)
Recoveries	139	107

Balance, June 30	$16,088	$12,044

(1) Adjustment made following the March 26, 2003 receipt of $13.3 million of proceeds relating to the sale of certain loans, of which $12.5 million was applied to outstanding principal, $750,000 to the letter of credit, and $67,000 applied to interest income and late charges. See Note 10 to the unaudited consolidated financial statements.

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

     On a quarterly basis, management of the Banks meets to review the adequacy of the allowance for loan losses. Each loan officer grades these individual commercial credits. The Company’s independent loan review personnel review the officers’ grades. In the event that the loan is downgraded during this review, the loan is included in the allowance analysis at the lower grade. The grading system is in compliance with the regulatory classifications, and the allowance is allocated to the loans based on the regulatory grading, except in instances where there are known differences (e.g. collateral value is nominal).

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

     The Company’s provision for loan losses was $756,000 for the second quarter of 2004 compared to $755,000 for the similar period in 2003. For the six months ended June 30, 2004, the provision for loan losses was $1.5 million compared to $1.7 million for the similar period in 2003.

     The allowance for loan losses as a percentage of total loans was 1.41% as of June 30, 2004 and 1.45% at December 31, 2003.

Nonaccrual and Nonperforming Loans

     Nonaccrual loans decreased $3.0 million to $12.7 million at June 30, 2004 from $15.7 million at December 31, 2003.

     Nonperforming loans include nonaccrual loans and accruing loans which are 90 days or more delinquent. Typically, these loans have adequate collateral protection or personal guaranties to provide a source of repayment to the Bank. Nonperforming loans were $12.7 million at June 30, 2004 compared to $15.7 million at December 31, 2003. Since June 30, 2004, the nonperforming loans have been reduced by $3.0 million or 23.6%.

     The following table sets forth information on the Company’s nonperforming loans and other nonperforming assets as of the indicated dates.

	June 30, 2004		December 31, 2003
	(In thousands)
Nonaccrual and impaired loans not accruing	$12,692		$15,665
Impaired and other loans 90 days past due and accruing	37		18

Total nonperforming loans	12,729		15,683
Other real estate	6,469		6,942

Total nonperforming assets	$19,198		$22,625

Total nonperforming loans to total loans	1.12%		1.45%
Total nonperforming assets to total loans and other real estate	1.67		2.08
Total nonperforming assets to total assets	0.84		1.00
Allowance to nonperforming loans	1.26	x	1.00	x

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

     The Company’s determination as to the classification of its assets and the amount of its valuation allowances is subject to review by the Banks’ primary regulators in the course of their regulatory examinations, which can order the establishment of additional general or specific loss allowances. There can be no assurance that regulators, in reviewing the Company’s loan portfolio, will not request the Company to materially increase its allowance for loan losses. Although management believes that adequate specific and general loan loss allowances have been established, actual losses are dependent upon future events and, as a consequence, further additions to the level of specific and general loan loss allowances may become necessary.

     Other real estate owned was $6.5 million at June 30, 2004, a decrease of $473,000 compared to $6.9 million at December 31, 2003. Included in other real estate owned is one property totaling $6.2 million. The fair market value of this property was determined by a recent appraisal of the real property. This property is a townhouse development for which the borrower ceased construction activities on the project and a construction manager has been appointed. The Company will continue the development and has engaged a well established construction contractor to complete the development in the next two years. There are 101 townhouse units to be built, and the Company expects full retirement of its outstanding other real estate owned amount.

     Potential problem loans are loans included on the watch list presented to the Board of Directors that do not meet the definition of a nonperforming loan, but where known information about possible credit problems of borrowers causes management to have serious doubts as to the ability of such borrowers to comply with present loan repayment terms. At June 30, 2004, Special Mention, Substandard, and Doubtful classifications were $25.3 million, $46.5 million, and $2.5 million, respectively, compared to $12.7 million, $48.6 million, and $2.7 million, respectively, at December 31, 2003. Total classifications include those loans that have been adversely classified by bank examiners and the Company’s internal loan review department. Since June 30, 2004, classified loans have been reduced by $8.9 million or 11.9% . The Company’s allowance for loan losses is considered by management to be adequate at June 30, 2004.

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

     The following tables set forth the composition of the Company’s securities portfolio by major category as of June 30, 2004.

	June 30, 2004
	Held-to-Maturity		Available-for-Sale		Total
	Amortized	Fair	Amortized		Amortized		% of
	Cost	Value	Cost	Fair Value	Cost	Fair Value	Portfolio
	(Dollars in thousands)
U.S. Treasury and obligations of U.S. government agencies	$—	$—	$526,930	$498,520	$526,930	$498,520	62.33%
Obligations of states and political subdivisions	11,633	12,032	3,115	3,209	14,748	15,241	1.74
Mortgage-backed securities	93,776	92,368	74,951	73,275	168,727	165,643	19.96
Equity securities	—	—	114,396	107,068	114,396	107,068	13.53
Other bonds	—	—	20,564	19,128	20,564	19,128	2.43

Total	$105,409	$104,400	$739,956	$701,200	$845,365	$805,600	100.00%

     Securities available-for-sale are carried at fair value, with related unrealized net gains or losses, net of deferred income taxes, recorded as an adjustment to equity capital. At June 30, 2004, unrealized losses, net of taxes on securities available-for-sale, were $23.2 million compared to $15.8 million at December 31, 2003. The increase in net unrealized losses on securities available-for-sale resulted in a $7.3 million decrease in book equity. The Company has entered into futures contracts as a means to reduce market risk and partially offset further declines in book equity attributable to increases in interest rates. In 2004, the Company entered into 3,000 U.S. Treasury 10 year note futures contracts with a notional value of $300.0 million and a delivery date of September 2004. The Company sold these contracts in order to hedge a group of U.S. Agency notes held in its available-for-sale portfolio. The Company’s objective was to offset changes in the market value of the U.S. Agency notes with changes in the fair market value of the future contracts, thereby reducing interest rate risk. The hedging relationship is assessed to be highly effective, that is, there is a high correlation between the hedge instrument and hedged items. See Note 7 to the unaudited consolidated financial statements.

     During the first half of 2004, the Company held $157.0 million on average in cash equivalents, which earned 99 basis points. Consistent with the investment strategy adopted during 2003, the Company further reduced its holdings in mortgage-backed securities by $49.7 million during the first and second quarters of 2004.

     Securities available-for-sale decreased to $701.2 million at June 30, 2004 from $796.1 million at December 31, 2003. Set forth below is a summary of the change in the available-for-sale securities:

•	U.S. government agency mortgage-backed securities decreased 57.8%, or $100.2 million, from $173.5 million at December 31, 2003 to $73.3 million at June 30, 2004.

•	Equity securities decreased $47.7 million from $154.8 million at December 31, 2003 to $107.1 million at June 30, 2004. Equity securities included capital securities of United States Agencies and the Federal Home Loan Bank as well as Federal Reserve Bank stock at June 30, 2004.

•	Obligations of state and political subdivisions decreased $34.0 million to $3.2 million at June 30, 2004 from $37.2 million at December 31, 2003.

•	Other bonds decreased $74.9 million to $19.1 million at June 30, 2004 compared to $94.1 million at December 31, 2003. Other bonds include high grade corporate bonds primarily issued by financial institutions.

•	U.S. government agency notes increased $161.9 million to $498.5 million at June 30, 2004 compared to $336.6 million at December 31, 2003.

     Securities held-to-maturity increased $49.3 million, or 88.0%, from $56.1 million at December 31, 2003 to $105.4 million at June 30, 2004.

     There were no trading account securities held at June 30, 2004 or December 31, 2003. The Company holds trading account securities and derivatives on a short-term basis based on market and liquidity conditions.

Other Assets

     The Company’s investment in bank-owned life insurance (“BOLI”) increased by $727,000 due to the increase in the cash surrender value of the insurance. The BOLI is intended to provide funding for future employee benefit expense.

Deposits and Borrowed Funds

     Total deposits of $1.6 billion at June 30, 2004 represented an increase of $20.2 million, or 1.3%, from December 31, 2003. Non-interest-bearing deposits were $162.9 million at June 30, 2004, approximately $2.2 million higher than the level at December 31, 2003. Over the same period, interest-bearing deposits increased 1.3%, or $18.0 million to $1.4 billion at June 30, 2004 compared to December 31, 2003.

     Core deposits, excluding certificates of deposits under $100,000, increased $18.4 million to $726.5 million at June 30, 2004 compared to December 31, 2003. Certificates of deposit under $100,000 increased $37.0 million from December 31, 2003 to $776.3 million at June 30, 2004. Certificates of deposit over $100,000 and public funds certificates of deposit decreased $35.2 million from December 31, 2003 to $103.8 million at June 30, 2004. The majority of the decrease was a result of maturities of retail certificates of deposit and public funds certificates of deposit, which were not core deposits and were allowed to run-off. The Company’s marketing efforts focused on core and time deposit account growth in its retail markets, reducing the need to rely on public funds and brokered certificates of deposit.

     The Company’s membership in the Federal Home Loan Bank System gives it the ability to borrow funds from the Federal Home Loan Bank of Chicago for short- or long-term purposes under a variety of programs. The advances were used to fund growth and permit the Company’s bank subsidiaries to extend term maturities, reduce funding costs and manage interest rate risk exposures more effectively.

     Federal Home Loan Bank advances were $250.0 million at June 30, 2004 and $253.5 million at December 31, 2003. The Company has converted $137.5 million of its FHLB advances from fixed rate debt to floating rate through interest rate swap transactions in 2003. These swap transactions resulted in a $764,000 and $1.5 million decrease in interest expense for the three and six months ended June 30, 2004, respectively. The weighted average rate for FHLB advances was 3.92% at June 30, 2004, with a range of maturities on such advances between one and ten years.

     Borrowed funds at June 30, 2004 and December 31, 2003 are listed below:

	2004	2003
	(in thousands)
Securities sold under agreements to repurchase	$199,386	$202,699
Federal Home Loan Bank advances to bank subsidiaries	250,031	253,461
Junior subordinated debt owed to unconsolidated trusts	55,672	54,000
Revolving line of credit	—	2,000

Total	$505,089	$512,160

     The Company entered into a new credit agreement on April 8, 2004 with a correspondent bank, which provides the Company with a revolving line of credit with a maximum availability of $25.0 million. The Company has not yet drawn on this line of credit. This revolving line of credit matures on April 7, 2005.

     The Company also utilizes securities sold under repurchase agreements as a source of funds. Most local municipalities and some other organizations must have funds insured or collateralized as a matter of their own policies. Repurchase agreements provide a source of funds and do not increase the Company’s reserve requirement. Although the balance of repurchase agreements is subject to variation, particularly seasonal variation, the account relationships represented by these balances are principally local and have been maintained for relatively long periods of time. The Company had $199.4 million in securities sold under repurchase agreements at June 30, 2004 compared to $202.7 at December 31, 2003. The Company had no federal funds purchased at June 30, 2004 and December 31, 2003. The vast majority of the repurchase agreements are with primary dealers and have maturities of two to three years.

Capital Resources

     Stockholders’ equity decreased $3.1 million or 2.2% to $140.0 million at June 30, 2004 from $143.1 million at December 31, 2003 as a result of the increase in the unrealized loss on available-for-sale securities net of tax. Total capital to average risk based capital decreased to 14.0% on June 30, 2004 from 14.7% on December 31, 2003.

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

     Each of the Banks were categorized as well capitalized as of June 30, 2004. Management is not aware of any conditions or events since the most recent regulatory notification that would change the Company’s or the Banks’ categories.

     Capital levels and minimum required levels (dollars in thousands):

			At June 30, 2004
			Minimum Required		Minimum Required
	Actual		for Capital Adequacy		to be Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(In thousands)
Total capital to risk-weighted assets
Company	$219,085	14.0%	$124,982	8.0%	n/a	n/a
Midwest Bank and Trust Company	185,486	13.5	109,814	8.0	137,268	10.0%
Midwest Bank of Western Illinois	23,144	12.2	15,139	8.0	18,923	10.0
Tier I capital to risk-weighted assets
Company	200,926	12.9	62,491	4.0	n/a	n/a
Midwest Bank and Trust Company	170,753	12.4	54,907	4.0	82,361	6.0
Midwest Bank of Western Illinois	21,790	11.5	7,569	4.0	11,354	6.0
Tier I capital to average assets
Company	200,926	8.9	90,731	4.0	n/a	n/a
Midwest Bank and Trust Company	170,753	8.7	78,262	4.0	97,828	5.0
Midwest Bank of Western Illinois	21,790	7.3	11,930	4.0	14,913	5.0

			At December 31, 2003
			Minimum Required		Minimum Required
	Actual		for Capital Adequacy		to be Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(In thousands)
Total capital to risk-weighted assets
Company	$216,819	14.7%	$117,647	8.0%	n/a	n/a
Midwest Bank and Trust Company	180,973	14.0	103,635	8.0	$129,544	10.0%
Midwest Bank of Western Illinois	23,129	13.2	14,065	8.0	17,581	10.0
Tier I capital to risk-weighted assets
Company	201,105	13.7	58,823	4.0	n/a	n/a
Midwest Bank and Trust Company	166,514	12.9	51,818	4.0	77,726	6.0
Midwest Bank of Western Illinois	21,874	12.4	7,033	4.0	10,549	6.0
Tier I capital to average assets
Company	201,105	8.9	89,967	4.0	n/a	n/a
Midwest Bank and Trust Company	166,514	8.5	78,071	4.0	97,589	5.0
Midwest Bank of Western Illinois	21,874	7.7	11,391	4.0	14,239	5.0

     The trust preferred securities issued by MBHI Capital Trust I, II, III, and IV are currently included in the Tier 1 capital of the Company for regulatory capital purposes. The Federal Reserve Board may in the future disallow inclusion of the trust preferred securities in Tier 1 capital for regulatory capital purposes. See Note 6 to the unaudited consolidated financial statements. As of June 30, 2004, assuming the Company was not permitted to include the $54.0 million in trust preferred securities issued by MBHI Capital Trust I, II, III, and IV in its Tier 1 capital, the Company would still exceed the regulatory required minimums for capital adequacy purposes. If the trust preferred securities were no longer permitted to be included in Tier 1 capital, the Company would also be permitted to redeem the capital securities without penalty.

Liquidity

     Liquidity measures the ability of the Company to meet maturing obligations and its existing commitments, to withstand fluctuations in deposit levels, to fund its operations and to provide for customers’ credit needs. The liquidity of the Company principally depends on cash flows from operating activities, investment in and maturity of assets, changes in balances of deposits and borrowings and its ability to borrow funds in the money or capital markets.

     Net cash inflows provided by operations were $13.8 million for the six months ended June 30, 2004 compared to $28.4 million a year earlier. Net cash outflows from investing activities were $135.5 million in the first six months of 2004 compared to a net cash outflow of $39.8 million a year earlier. Cash inflows from financing activities for the six months ended June 30, 2004 were $10.9 million compared to a net inflow of $45.9 million in 2003.

     In the event of short-term liquidity needs, the Banks may purchase federal funds from correspondent banks. In addition, the Company has established repurchase agreements and brokered certificates of deposit arrangements with various financial sources. The Company’s membership in the Federal Home Loan Bank System gives it the ability to borrow funds from the Federal Home Loan Bank of Chicago for short- or long-term purposes under a variety of programs. The Company also has a $25.0 million revolving line of credit of which is available.

     Interest received net of interest paid was a principal source of operating cash inflows for the three and six months ended June 30, 2004 and June 30, 2003, respectively. Management of investing and financing activities and market conditions determine the level and the stability of net interest cash flows.

Management’s policy is to mitigate the impact of changes in market interest rates to the extent possible so that balance sheet growth is the principal determinant of growth in net interest cash flows.

ITEM 3 — QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Sensitivity Analysis

     The Company’s overall interest rate sensitivity is demonstrated by net interest income analysis. Net interest income analysis measures the change in net interest income in the event of hypothetical changes in interest rates. This analysis assesses the risk of change in net interest income in the event of sudden and sustained 1.0% to 2.0% increases and 1.0% decrease in market interest rates. The table below presents the Company’s projected changes in net interest income for the various rate shock levels at June 30, 2004.

	Change in Net Interest Income Over One Year Horizon
	At June 30, 2004		At December 31, 2003
Change in
Levels of	Dollar	Percentage	Dollar	Percentage
Interest Rates	Change	Change	Change	Change
+200 bp	$(2,573)	-4.20%	$(329)	-0.50%
+100 bp	(1,721)	-2.81	(1,008)	-1.53
Base	—	—	—	—
-100 bp	2,634	4.30	9	0.01

     As shown above, at June 30, 2004, the effect of an immediate 100 basis point decrease in interest rates would increase the Company’s net interest income by 4.30% or $2.6 million. The effect of an immediate 200 basis point increase in rates would decrease the Company’s net interest income by 4.20% or $2.6 million.

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

ITEM 4 – CONTROLS AND PROCEDURES

     As of the end of the period covered by this report, an evaluation was performed under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer of the effectiveness of the Company’s disclosure controls and procedures (as defined in Securities Exchange Act Rule 240.13a-15(e)). Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that the Company’s current disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms.

     There were no changes in the Company’s internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES
LITIGATION REFORM ACT OF 1995

     This report contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended: Statement under the Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995. The Company and its representatives may, from time to time, make written or oral statements that are “forward-looking” and provide information other than historical information, including statements contained in the Form 10-K, the Company’s other filings with the Securities and Exchange Commission or in communications to its stockholders. These statements involve known and unknown risks, uncertainties and other factors that may cause actual results to be materially different from any results, levels of activity, performance or achievements expressed or implied by any forward-looking statement. These factors include, among other things, the factors listed below.

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

     Among the factors that could have an impact on the Company’s ability to achieve operating results, growth plan goals, and the beliefs expressed or implied in forward-looking statements are:

•	Management’s ability to reduce and effectively manage interest rate risk and the impact of interest rates in general on the volatility of the Company’s net interest income;

•	Fluctuations in the value of the Company’s investment securities;

•	The ability to attract and retain senior management experienced in banking and financial services;

•	The sufficiency of allowances for loan losses to absorb the amount of actual losses inherent in the existing portfolio of loans;

•	The Company’s ability to adapt successfully to technological changes to compete effectively in the marketplace;

•	Credit risks and risks from concentrations (by geographic area and by industry) within the Banks’ loan portfolio;

•	The effects of competition from other commercial banks, thrifts, mortgage banking firms, consumer finance companies, credit unions, securities brokerage firms, insurance companies,

money market and other mutual funds, and other financial institutions operating in the Company’s market or elsewhere or providing similar services;

•	The failure of assumptions underlying the establishment of allowances for loan losses and estimation of values of collateral and various financial assets and liabilities;

•	Volatility of rate sensitive deposits;

•	Operational risks, including data processing system failures or fraud;

•	Asset/liability matching risks and liquidity risks;

•	Changes in the economic environment, competition, or other factors that may influence the anticipated growth rate of loans and deposits, the quality of the loan portfolio and loan and deposit pricing, and the Company’s ability to successfully pursue acquisition and expansion strategies and integrate any acquired companies;

•	The impact from liabilities arising from legal or administrative proceedings on the financial condition of the Company;

•	Possible administrative or enforcement actions of banking regulators in connection with any material failure of the Banks to comply with banking laws, rules or regulations, including the failure of Midwest Bank and Trust Company to comply with the written agreement it entered into with the Federal Reserve and the OBRE;

•	Governmental monetary and fiscal policies, as well as legislative and regulatory changes, that may result in the imposition of costs and constraints on the Company through higher FDIC insurance premiums, significant fluctuations in market interest rates, increases in capital requirements, and operational limitations;

•	Changes in general economic or industry conditions, nationally or in the communities in which the Company conducts business;

•	Changes in accounting principles, policies, or guidelines affecting the businesses conducted by the Company;

•	Possible administrative or enforcement actions of the Securities and Exchange Commission in connection with the Company’s restatement of its September 30, 2002 financial statements;

•	Acts of war or terrorism; and

•	Other economic, competitive, governmental, regulatory, and technical factors affecting the Company’s operations, products, services, and prices.

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

Item 2. Changes in Securities, Use of Proceeds, and Issuer Purchases of Equity Securities

Issuer Purchases of Equity Securities

				Maximum Number
			Total Number	of Shares
			of Shares Purchased	that May Yet Be
	Total Number	Average	as Part of Publicly	Purchased Under
	of Shares	Price Paid	Announced Plans	the Plans
Period	Purchased	per Share	or Programs	or Programs
1/1/04 - 1/31/04	—	N/A	—	73,000
2/1/04 - 2/29/04	—	N/A	—	73,000
3/1/04 - 3/31/04	—	N/A	—	73,000
4/1/04 - 4/30/04	—	N/A	—	73,000
5/1/04 - 5/31/04	—	N/A	—	73,000
6/1/04 - 6/30/04	—	N/A	—	73,000

Total	—	N/A	—	73,000

Item 3. Defaults Upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

The annual meeting of stockholders of the Company was held on May 5, 2004. Three proposals were submitted to a vote of the stockholders as described in the Company’s proxy statement dated April 5, 2004. The following is a brief description of the matters voted upon, as well as the outcome of the vote:

1.	To elect three members to serve on the Company’s Board of Directors for a term of three years: The nominees were Messrs. E.V. Silveri, Daniel Nagle, and LeRoy Rosasco.

To elect E.V. Silveri for a three year term:

Votes For:	14,843,366
Abstain:	163,536

To elect Daniel Nagle for a three year term:

Votes For:	14,454,294
Abstain:	552,608

To elect LeRoy Rosasco for a three year term:

Votes For:	14,851,637
Abstain:	155,265

Item 5. Other Information

None

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits

          The following exhibits are either filed as part of this report or are incorporated herein by reference:

3.1	Restated Certificate of Incorporation, as amended (incorporated by reference to Registrant’s Registration Statement on Form S-1, Registration No. 333-42827).

3.2	Restated By-laws, as amended (incorporated by reference to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1998, File No. 0-29652).

3.3	Amendment of Restated By-laws (incorporated by reference to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000, File No. 0-29598).

3.4	Certificate of Amendment of Restated By-laws (incorporated by reference to Registrant’s Form 10-Q for the quarter ended September 30, 2002, File No. 001-13735).

3.11	Certificate of Amendment of Restated Certificate of Incorporation (incorporated by reference to Registrant’s Form 10-Q for the quarter ended June 30, 2002, File No. 001-13735).

4.1	Specimen Common Stock Certificate (incorporated by reference to Registrant’s Registration Statement on Form S-1, Registration No. 333-42827).

4.2	Certain instruments defining the rights of the holders of long-term debt of the Company and certain of its subsidiaries, none of which authorize a total amount of indebtedness in excess of 10% of the total assets of the Company and its subsidiaries on a consolidated basis, have not been filed as Exhibits. The Company hereby agrees to furnish a copy of any of these agreements to the SEC upon request.

31.1	Certification of Chief Executive Officer

31.2	Certification of Chief Financial Officer

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K

Current Report on Form 8-K dated April 30, 2004, filed with the SEC on April 30, 2004.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 9, 2004

MIDWEST BANC HOLDINGS, INC. (Registrant)

By: /s/ Brad A. Luecke

Brad A. Luecke,
President and
Chief Executive Officer

By: /s/ Daniel R. Kadolph

Daniel R. Kadolph,
Senior Vice President
and Chief Financial Officer

EXHIBITS

3.1	Restated Certificate of Incorporation, as amended (incorporated by reference to Registrant’s Registration Statement on Form S-1, Registration No. 333-42827).

3.2	Restated By-laws, as amended (incorporated by reference to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1998, File No. 0-29652).

3.3	Amendment of Restated By-laws (incorporated by reference to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000, File No. 0-29598).

3.4	Certificate of Amendment of Restated By-laws (incorporated by reference to Registrant’s Form 10-Q for the quarter ended September 30, 2002, File No. 001-13735).

3.11	Certificate of Amendment of Restated Certificate of Incorporation (incorporated by reference to Registrant’s Form 10-Q for the quarter ended June 30, 2002, File No. 001-13735).

4.3	Specimen Common Stock Certificate (incorporated by reference to Registrant’s Registration Statement on Form S-1, Registration No. 333-42827).

4.4	Certain instruments defining the rights of the holders of long-term debt of the Company and certain of its subsidiaries, none of which authorize a total amount of indebtedness in excess of 10% of the total assets of the Company and its subsidiaries on a consolidated basis, have not been filed as Exhibits. The Company hereby agrees to furnish a copy of any of these agreements to the SEC upon request.

31.1	Certification of Chief Executive Officer

31.2	Certification of Chief Financial Officer

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.