Form 10-Q
period 2004-09-30
MIDWEST BANC HOLDINGS INC
filed 2004-11-09
CIK 1051379

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the Quarterly Period ended September 30, 2004

Commission File Number: 001-13735

MIDWEST BANC HOLDINGS, INC.

(Exact name of Registrant as specified in its charter.)

Delaware (State or other jurisdiction of	36-3252484 (I.R.S. Employer Identification Number)
incorporation or organization)

501 W. North Ave. Melrose Park, Illinois (Address of principal executive offices)	60160 (ZIP code)

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

     Indicate by checkmark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [  ]

     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 9, 2004
Common, par value $.01	17,902,190

MIDWEST BANC HOLDINGS, INC.

Form 10-Q

		Page Number
	PART I
Item 1.	Financial Statements	1
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	13
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	32
Item 4.	Controls and Procedures	33
	PART II
Item 1.	Legal Proceedings	36
Item 2.	Changes in Securities, Use of Proceeds, and Issuer Purchases of Equity Securities	36
Item 3.	Defaults Upon Senior Securities	36
Item 4.	Submission of Matters to a Vote of Security Holders	36
Item 5.	Other Information	36
Item 6.	Exhibits and Reports on Form 8-K	36
Form 10-Q	Signature Page	38
Loan Agreement
Employment Agreement
Retirement Agreement
Certification of Chief Executive Officer
Certification of Chief Financial Officer
Certification of Chief Executive Officer and Chief Financial Officer

MIDWEST BANC HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(In Thousands)

	September 30,	December 31,
	2004	2003
ASSETS
Cash and cash equivalents	$59,572	$196,157
Securities available-for-sale	887,649	796,140
Securities held-to-maturity (fair value: $98,070 at September 30,2004 and $57,239 at December 31, 2003)	97,808	56,074
Loans	1,143,805	1,081,296
Allowance for loan losses	(16,364)	(15,714)

Net loans	1,127,441	1,065,582
Cash value of life insurance	49,126	24,906
Premises and equipment, net	27,984	27,376
Other real estate	7,243	6,942
Core deposit and other intangibles, net	2,324	2,790
Goodwill	4,360	4,360
Due from broker	174,145	40,477
Other assets	54,809	43,345

Total assets	$2,492,461	$2,264,149

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES
Deposits
Non-interest-bearing	$161,651	$160,668
Interest-bearing	1,490,030	1,425,743

Total deposits	1,651,681	1,586,411
Federal funds purchased	28,900	—
Securities sold under agreements to repurchase	335,764	202,699
Advances from the Federal Home Loan Bank	252,890	253,461
Junior subordinated debt owed to unconsolidated trusts	55,672	54,000
Note payable	—	2,000
Other liabilities	28,869	22,497

Total liabilities	2,353,776	2,121,068

STOCKHOLDERS’ EQUITY
Preferred stock	—	—
Common stock	187	187
Surplus	64,502	64,330
Retained earnings	103,580	102,041
Accumulated other comprehensive loss	(22,326)	(15,824)
Treasury stock, at cost (765,950 shares at September 30, 2004 and 806,934 shares at December 31, 2003)	(7,258)	(7,653)

Total stockholders’ equity	138,685	143,081

Total liabilities and stockholders’ equity	$2,492,461	$2,264,149

See accompanying notes to unaudited consolidated financial statements.

MIDWEST BANC HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(In Thousands, Except Per Share Data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Interest Income
Loans	$16,794	$17,023	$49,636	$55,207
Securities
Taxable	8,604	9,303	25,112	27,002
Exempt from federal income taxes	164	793	628	2,382
Trading securities	1,384	—	1,736	19
Federal funds sold and other short-term investments	131	18	1,062	85

Total interest income	27,077	27,137	78,174	84,695
Interest Expense
Deposits	7,786	7,324	22,186	22,996
Federal funds purchased	58	62	76	163
Securities sold under agreement to repurchase	1,432	1,559	4,137	4,450
Advances from the Federal Home Loan Bank	2,663	2,606	7,648	8,328
Junior subordinated debt owed to unconsolidated trusts	897	657	2,609	1,962
Notes payable	—	49	20	123

Total interest expense	12,836	12,257	36,676	38,022

Net interest income	14,241	14,880	41,498	46,673
Provision for loan losses	556	7,743	2,068	9,488

Net interest income after provision for loan losses	13,685	7,137	39,430	37,185
Other Income
Service charges on deposit accounts	1,531	1,481	4,511	4,382
Net gains (losses) on securities transactions	(5,773)	917	(3,657)	3,721
Net trading profits	1,022	1,964	241	5,423
Gains on sale of loans	106	295	436	960
Insurance and brokerage commissions	468	582	1,437	1,596
Trust income	145	147	452	451
Increase in cash surrender value of life insurance	493	234	1,220	725
Other income	220	170	643	534

Total other income	(1,788)	5,790	5,283	17,792
Other Expenses
Salaries and employee benefits	7,999	6,119	21,065	18,170
Occupancy and equipment	1,784	1,648	5,153	4,874
Professional services	1,422	900	3,404	3,367
Other expenses	2,231	1,998	6,290	5,710

Total other expenses	13,436	10,665	35,912	32,121

Income before income taxes	(1,539)	2,262	8,801	22,856
Provision for income taxes	(1,508)	(21)	823	6,388

Net Income (Loss)	$(31)	$2,283	$7,978	$16,468

Basic earnings per share	$0.00	$0.13	$0.45	$0.93

Diluted earnings per share	$0.00	$0.12	$0.43	$0.91

Cash dividends per common share	$0.12	$0.12	$0.36	$0.32

Average common shares outstanding
Basic	17,899	17,816	17,882	17,781
Diluted	18,304	18,274	18,354	18,192

See accompanying notes to unaudited consolidated financial statements.

MIDWEST BANC HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)
Nine Months Ended September 30, 2004 and 2003
(In Thousands, Except Per Share Data)

				Accumulated
				Other		Total
				Compre-		Stock-
	Common		Retained	hensive	Treasury	holders’
	Stock	Surplus	Earnings	Income/(Loss)	Stock	Equity
Balance, January 1, 2003	$171	$29,366	$87,105	$7,145	$(8,836)	$114,951
Cash dividends declared ($0.32 per share)	—	—	(5,700)	—	—	(5,700)
Issuance of 1,599,088 shares of common stock upon acquisition of Big Foot Financial Corp.	16	30,448	—	—	—	30,464
Issuance of common stock upon exercise of stock options, net of tax benefit	—	387	—	—	981	1,368
Capital contribution from loan payoff by related parties	—	4,033	—	—	—	4,033
Comprehensive income
Net income	—	—	16,468	—	—	16,468
Net decrease in fair value of securities classified as available-for-sale, net of income taxes and reclassification adjustments	—	—	—	(17,850)	—	(17,850)

Total comprehensive (loss)						(1,382)

Balance, September 30, 2003	$187	$64,234	$97,873	$(10,705)	$(7,855)	$143,734

Balance, January 1, 2004	$187	$64,330	$102,041	$(15,824)	$(7,653)	$143,081
Cash dividends declared ($0.36 per share)	—	—	(6,439)	—	—	(6,439)
Issuance of common stock upon exercise of stock options, net of tax benefit	—	172	—	—	395	567
Comprehensive income
Net income	—	—	7,978	—	—	7,978
Net decrease in fair value of securities classified as available-for-sale, net of income taxes and reclassification adjustments	—	—	—	(6,502)	—	(6,502)

Total comprehensive income						1,476

Balance, September 30, 2004	$187	$64,502	$103,580	$(22,326)	$(7,258)	$138,685

See accompanying notes to unaudited consolidated financial statements.

MIDWEST BANC HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
Nine Months Ended September 30, 2004 and 2003
(In Thousands)

	2004	2003
Cash flows from operating activities
Net income	$7,978	$16,468
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	1,949	1,799
Provision for loan losses	2,068	9,488
Amortization of other intangibles	255	371
Amortization of premiums and discounts on securities, net	2,303	8,706
Net (gain) loss on sale of securities	3,657	(3,721)
Net gain on sales of mortgage loans	(436)	(4,006)
Federal Home Loan Bank stock dividend	(820)	(970)
Net change in real estate loans originated held for sale	(952)	4,048
Increase in cash surrender value of life insurance	(1,220)	(725)
Deferred income taxes	(1,271)	(11,521)
Gain on sale of other real estate	39	300
Change in other assets	(5,156)	296
Change in other liabilities	6,212	3,996

Net cash from operating activities	14,606	24,529
Cash flows from investing activities
Sales of securities available-for-sale	752,534	380,539
Maturities of securities available-for-sale	37,905	—
Principal payments on securities available-for-sale	59,556	292,338
Purchase of securities available-for-sale	(1,050,899)	(937,054)
Purchase of securities held-to-maturity	(66,669)	—
Maturities of securities held-to-maturity	1,175	1,900
Futures contracts	(15,021)	(6,217)
Purchase of mortgage loans	(31,215)	—
Net (increase) decrease in loans	(32,859)	68,910
Proceeds from sale of mortgage loans	—	146,552
Cash received, net of cash and cash equivalents in acquisition and stock issuance	—	17,783
Proceeds from sale of other real estate	1,094	1,575
Property and equipment expenditures, net	(2,918)	(1,055)
Investment in life insurance	(23,000)	—

Net cash from investing activities	(370,317)	(34,729)
Cash flows from financing activities
Net increase in deposits	65,270	47,630
Borrowings	—	5,500
Repayment of borrowings	(2,000)	—
Dividends paid	(6,435)	(5,176)
Change in securities sold under agreements to repurchase and federal funds purchased	161,965	(377)
Proceeds from exercised stock options	326	1,368

Net cash from financing activities	219,126	48,945

Increase in cash and cash equivalents	(136,585)	38,745
Cash and cash equivalents at beginning of period	196,157	49,687

Cash and cash equivalents at end of period	$59,572	$88,432

See accompanying notes to unaudited consolidated financial statements.

MIDWEST BANC HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(Continued)

	2004	2003
Supplemental disclosures
Cash paid during the year for
Interest	$36,439	$38,130
Income Taxes	3,731	5,665
Supplemental schedule of noncash investing activities
Amount due from broker for sales of securities	174,145	40,810
Real estate acquired in settlement of loans	874	9,124
Acquisitions
Noncash assets acquired:
Investment securities available for sale	$—	$17,065
Loans, net	—	157,477
Premises and equipment, net	—	9,257
Goodwill, net	—	1,221
Other intangibles, net	—	3,361
Other assets	—	5,930

Total noncash assets acquired	$—	$194,311

Liabilities assumed:
Deposits	—	137,729
FHLB advances	—	36,727
Accrued expenses and other liabilities	—	7,557

Total liabilities assumed	—	182,013

Net noncash assets acquired	$—	$12,298

Cash and cash equivalents acquired	$—	$19,688

See accompanying notes to unaudited consolidated financial statements.

NOTE 1 — BASIS OF PRESENTATION

     The consolidated financial information of Midwest Banc Holdings, Inc. (the “Company”) included herein is unaudited; however, such information reflects all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation for the interim periods. The financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. See pages 13 and 14 for a description of the Company’s critical accounting policies and estimates.

     The annualized results of operations for the three months and nine months ended September 30, 2004 are not necessarily indicative of the results expected for the full year ending December 31, 2004.

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

     The business combination is accounted for under the purchase method of accounting. Accordingly, the results of operations of BFFC have been included in the Company’s consolidated statements of income since January 3, 2003, the date of acquisition. Under this method of accounting, the purchase price is allocated to the respective assets acquired and liabilities assumed based on their estimated fair values. The excess of purchase price over the net assets acquired is recorded as goodwill.

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

     Intangible asset disclosures are as follows (in thousands):

	September 30, 2004		December 31, 2003
	Gross Carrying	Accumulated	Gross Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
Amortized intangible assets:
Core deposit and other intangibles	$3,130	$(806)	$3,341	$(551)
Aggregate intangible amortization expense:
For the three months ending September 30, 2004	$107
For the nine months ending September 30, 2004	255
Estimated intangible amortization expense:
For the year ending December 31, 2004	$362
For the year ending December 31, 2005	429
For the year ending December 31, 2006	373
For the year ending December 31, 2007	354
For the year ending December 31, 2008	354

     The following tables present the changes in the carrying amount of goodwill and other intangibles during the nine months ended September 30, 2004 (in thousands):

	September 30, 2004
		Core Deposit
		and Other
	Goodwill	Intangibles
Balance at beginning of period	$4,360	$2,790
Amortization expense	—	(255)
Intangibles acquired	—	(211)

Balance at end of period	$4,360	$2,324

NOTE 4 — EARNINGS PER SHARE

     For purposes of per share calculations, the Company had 17,902,000 and 17,841,000 shares of common stock outstanding at September 30, 2004 and 2003, respectively. Basic earnings per share for the three months and nine months ended September 30, 2004 and 2003 were computed by dividing net income by the weighted average number of shares outstanding. Diluted earnings per share for the three and nine months ended September 30, 2004 and 2003 were computed by dividing net income by the weighted average number of shares outstanding, adjusted for the dilutive effect of the outstanding stock options. Computations for basic and diluted earnings per share as of these dates are provided below.

	2004 QTD	2003 QTD	2004 YTD	2003 YTD
	(In thousands, except per share data)
Basic
Net income (loss)	$(31)	$2,283	$7,978	$16,648

Weighted average common shares outstanding	17,899	17,816	17,882	17,781

Basic earnings per common share	$0.00	$0.13	$0.45	$0.93

Diluted
Net income (loss)	$(31)	$2,283	$7,978	$16,468

Weighted average common shares outstanding	17,899	17,816	17,882	17,781
Diluted effect of stock options	405	458	472	411

Dilutive average common shares	18,304	18,274	18,354	18,192

Diluted earnings per common share	$0.00	$0.12	$0.43	$0.91

     Options to purchase 117,500 shares at $22.03 were not included in the computation of diluted earnings per share for the three and nine months ended September 30, 2004 because the options’ exercise price was greater than the average market price of the common stock and were, therefore, antidilutive. All outstanding options were included in the computation of diluted earnings per share for the three months and nine months ended September 30, 2003.

NOTE 5 — STOCK OPTIONS

     During the first nine months of 2004, 117,500 stock options were granted at an exercise price of $22.03 per share. In addition, during the first nine months of 2004, there were 40,984 outstanding options exercised. Total stock options outstanding were 1,132,124 at September 30, 2004 with exercise prices ranging between $5.42 and $22.03 and expiration dates between 2006 and 2014.

     Employee compensation expense under stock options is reported using the intrinsic value method. No stock-based compensation cost is reflected in net income, as all options granted had an exercise price equal to or greater than the market price of the underlying common stock at date of grant. The following table illustrates the effect on net income and earnings per share if expense was measured using the fair value recognition provisions of FASB Statement No. 123, “Accounting for Stock-Based Compensation” for three and nine months ended September 30, 2004 and 2003.

	2004 QTD	2003 QTD	2004 YTD	2003 YTD
	(In thousands, except per share data)
Net income (loss) as reported	$(31)	$2,283	$7,978	$16,468
Deduct: stock-based compensation expense determined under fair value base method	132	113	264	338

Pro forma net income (loss)	$(163)	$2,170	$7,714	$16,130

BASIC EARNINGS PER SHARE AS REPORTED	$0.00	$0.13	$0.45	$0.93
Pro forma basic earnings per share	(0.01)	0.12	0.43	0.91
DILUTED EARNINGS PER SHARE AS REPORTED	$0.00	$0.12	$0.43	$0.91
Pro forma diluted earnings per share	(0.01)	0.12	0.42	0.89

NOTE 6 — ISSUANCE OF TRUST PREFERRED SECURITIES

     The following table details the four trusts formed by the Company:

				Mandatory	Optional
Issuer	Issue Date	Amount	Rate	Redemption Date	Redemption Date
MBHI Capital Trust I	June 7, 2000	$20,000,000	10.0%	June 7, 2030	June 7, 2005
MBHI Capital Trust II	October 29, 2002	$15,000,000	LIBOR+3.45%	November 7, 2032	November 7, 2007
MBHI Capital Trust III	December 19, 2003	$9,000,000	LIBOR+3.00%	December 30, 2033	December 30, 2008
MBHI Capital Trust IV	December 19, 2003	$10,000,000	LIBOR+2.85%	January 23, 2034	January 23, 2008

     In May 2000, the Company formed the MBHI Capital Trust I (“Trust”). The Trust is a statutory business trust formed under the laws of the State of Delaware and is wholly owned by the Company. In June 2000, the Trust issued 10.0% Company obligated mandatory redeemable trust preferred securities with an aggregate liquidation amount of $20.0 million ($25 per preferred security) to third-party investors in an underwritten public offering. The Company issued 10.0% junior subordinated debentures aggregating $20.0 million to the Trust. The junior subordinated debentures are the sole assets of the Trust. The Company obligated mandatory redeemable trust preferred securities and the junior subordinated debentures pay distributions and dividends, respectively, on a quarterly basis, which are included in interest expense. The Company obligated mandatory redeemable trust preferred securities will mature on June 7, 2030, at which time the preferred securities and junior subordinated debentures must be redeemed. The Company obligated mandatory redeemable trust preferred securities and junior subordinated debentures can be redeemed contemporaneously, in whole or in part, beginning June 7, 2005 at a redemption price of $25 per preferred security. The Company has provided a full, irrevocable, and unconditional guarantee on a subordinated basis of the obligations of the Trust under the preferred securities in the event of the occurrence of an event of default, as defined in such guarantee.

     FIN No. 46, Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51 (Revised December 2003) (“FIN 46”), establishes accounting guidance for consolidation of variable interest entities (“VIE”) that function to support the activities of the primary beneficiary. The primary beneficiary of a VIE entity is the entity that absorbs a majority of the VIE’s expected losses, receives a majority of the VIE’s expected residual returns, or both, as a result of ownership, controlling interest, contractual relationship or other business relationship with the VIE. Prior to the implementation of FIN 46, VIE’s were generally consolidated by an enterprise when the enterprise had a controlling financial interest through ownership of a majority of voting interest in the entity. The Company adopted FIN 46, as revised, in connection with its consolidated financial statements for the quarter ended March 31, 2004. The implementation of FIN 46 required the Company to deconsolidate its investment in MBHI Capital Trust I, II, III, and IV because the Company is not the primary beneficiary. The Company owns $1.7 million of common securities that have been issued by the four statutory trusts previously formed. The deconsolidation did not have an impact on stockholders’ equity or net income.

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

     NOTE 7 – DERIVATIVE INSTRUMENTS

     As of September 30, 2004, the Company has entered into various interest rate swap transactions, which result in the Company converting $137.5 million of its Federal Home Loan Bank Advance fixed rate debt to floating rate debt. The swap transactions require payment of interest by the Company at a rate equal to the three-month LIBOR plus a spread and, in turn, the Company receives a fixed rate. The Company has documented these to be fair value hedges that are carried at their estimated fair value with the changes in fair values recorded as an other asset or other liability as appropriate.

     Summary information about interest rate swaps at September 30 are as follows:

(Dollars in thousands)	2004	2003
Notional amounts	$137,500	$137,500
Weighted average fixed rates received	5.46%	5.46%
Weighted average variable rates paid	3.82	3.28
Weighted average maturity	5.86 years	6.86 years
Fair value	$(1,798)	$1,183

     The Company has also bought and sold various put and call options with terms approximating 90 days on U.S. Treasury and government agency obligations, mortgage-backed securities, and future contracts. These are stand-alone derivatives that are carried at their estimated fair value with the corresponding gain or loss recorded in net trading profits or losses. The Company had no put or call options outstanding at September 30, 2004 and 2003.

     In 2004, the Company entered into 3,300 U.S. Treasury 10-year note futures contracts with a notional value of $330.0 million and a delivery date of December 2004. The Company sold these contracts in order to hedge certain U.S. Agency notes held in its available-for-sale portfolio. The Company’s objective was to offset changes in the fair market value of the U.S. Agency notes with changes in the fair market value of the futures contracts, thereby reducing interest rate risk. The Company has documented these futures contracts as fair value hedges with the changes in market value of the futures contracts as well as the changes in the market value of the hedged items charged or credited to earnings on a quarterly basis in net gains (losses) on securities transactions. The hedging relationship is assessed to ensure that there is a high correlation between the hedge instruments and hedged items. For the three and nine months ending September 30, 2004, the change in the market values resulted in a net loss of $5.8 million and $8.6 million, respectively, which was recorded in net gains (losses) on securities transactions compared to the $194,000 loss recorded for the three and nine months ended September 30, 2003. The table below summarizes the net gains (losses) on securities transactions for the three and nine months ended September 30, 2004 and 2003.

	QTD		YTD
	2004	2003	2004	2003
	(In thousands)
Gains on securities transactions	$61	$1,111	$4,942	$3,915
Hedge ineffectiveness	(5,834)	(194)	(8,599)	(194)

Net gains (losses) on securities transactions	$(5,773)	$(917)	$(3,657)	$3,721

Gains or losses for fair value hedges occur when changes in the market value of the hedged items are not identical to changes in the market value of hedge instruments during the reporting period.

     As of September 30, 2004, the Company began pricing the investment securities associated with the fair value hedge using “Best Bid” obtained directly from primary dealers. Management feels this change in determining the fair value of hedged items is better correlated to the actual fair value of the derivative instruments. Management believes that it has adopted the proper pricing method in its hedge portfolio to withstand future interest rate shocks; however, there can be no assurance that future charges will not occur. A component of the fair value pricing is the interest rate spread earned above the U.S. Treasury securities of a like maturity. Approximately $4.9 million or 84.4% of the $5.8 million net loss at September 30, 2004 is attributed to interest rate spread widening. The table below presents the Company’s approximate changes in fair value of the hedged items for the various rate shock levels at September 30, 2004.

(In thousands)	Dollar
Change in interest rate spread	Change
+25 basis points	$(6,000)
+20 basis points	(4,800)
+10 basis points	(2,400)
+ 5 basis points	(1,200)

Further widening of the interest rate spread may produce unfavorable earnings volatility, if no additional action is taken.

     Management has modeled a hypothetical immediate increase of 100 and 200 basis points in interest rates. The table below presents the Company’s projected changes in net income related to the change in fair value of the hedged items and hedge at September 30, 2004.

Change in level of interest rates	Dollar Change
(In thousands)
+200 bp	$7,750
+100 bp	4,150

The above results are not considered a likely case outcome in the short-term.

     The immediate interest rate shocks and interest rate spread widening scenarios may occur independently or together. Management is reassessing its hedging strategies. There can be no assurance that future charges will not occur, if no additional action is taken.

NOTE 8 — UNREALIZED LOSSES ON SECURITIES

     The following is a summary of the fair value of securities held-to-maturity and available-for-sale with unrealized losses and an aging of those unrealized losses:

	September 30, 2004
	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
			(In thousands)
Obligations of U.S. government agencies	$350,951	$(1,419)	$340,175	$(26,179)	$691,126	$(27,598)
Mortgage-backed securities	44,664	(592)	39,633	(852)	84,297	(1,444)
Equity securities	3,975	(6)	60,629	(8,725)	64,604	(8,731)
Corporate and other debt securities	2,532	(5)	19,851	(670)	22,383	(675)

Total temporarily impaired securities	$402,122	$(2,022)	$460,288	$(36,426)	$862,410	$(38,448)

     Management does not believe any individual unrealized loss as of September 30, 2004 represents other-than-temporary impairment. The unrealized loss for U.S. government agencies and mortgage-backed securities relate primarily to securities issued by FNMA and FHLMC. The unrealized losses for equity securities relate primarily to callable preferred stock issued by FNMA and FHLMC with a variable dividend. The unrealized losses reported for Corporate and other debt securities relate to securities which were rated single A minus or more by a nationally recognized rating agency. These unrealized losses are primarily attributable to changes in interest rates. The Company has both the intent and ability to hold the securities contained in the previous table for a time necessary to recover its amortized cost. The above temporary loss is reflected net of tax in other comprehensive loss which does not impact regulatory capital.

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

	Amount of Commitment Expiration Per Period
	Within			After
	1 Year	1-3 Years	4-5 Years	5 Years	Total
			(In thousands)
Lines of Credit:
Commercial real estate	$115,088	$23,637	$53	$2,299	$141,077
Consumer real estate	16,144	2,406	8,298	26,773	53,621
Consumer	—	—	—	3,405	3,405
Commercial	98,327	3,208	606	1,272	103,412
Letters of credit	28,331	1,631	4,102	—	34,064
Commitments to extend credit	180,261	—	—	—	180,261

Total commercial commitments	$438,151	$30,881	$13,059	$33,748	$515,839

     At September 30, 2004, commitments to extend credit consisted of $28.0 million of fixed rate loan commitments. These commitments are due to expire within 30 to 90 days of issuance and have rates ranging primarily from 3.75% to 8.00%. Substantially all of the unused lines of credit are at adjustable rates of interest.

     The credit risk amounts represent the maximum accounting loss that would be recognized at the reporting date if counterparties failed completely to perform as contracted and any collateral or security proved to be of no value. The Company has experienced little difficulty in accessing collateral when necessary. The amounts of credit risk shown therefore greatly exceed expected losses.

NOTE 10– CAPITAL CONTRIBUTION AND REGULATORY MATTERS

     On March 26, 2003, Midwest Bank and Trust Company (“Bank”) received proceeds from an entity indirectly owned by certain directors and family members of directors of the Bank and the Company of approximately $13.3 million in connection with the sale of previously classified loans, which consisted of $12.5 million of the loan principal balance, $750,000 for the letter of credit and $67,000 of accrued interest and late charges. As a result, the Bank recognized a $4.0 million after-tax capital contribution as a result of the sale of these loans to the related parties. As of December 31, 2002, $6.3 million of the $12.5 million outstanding principal amount of these loans was considered impaired.

     On March 15, 2004, the Company and Midwest Bank and Trust Company entered into a written agreement with the Federal Reserve Bank of Chicago (“Federal Reserve”) and Illinois Office of Banks and Real Estate (“OBRE”) which detailed recommended corrective actions in the Company’s over all risk management, lending and credit review practices, including the engagement of third party consultants. This agreement relates to the joint examination which began on March 3, 2003 and ended on May 23, 2003.

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

     Since the joint examination of March 2003, the Company and the Bank have taken steps, and continue to take steps, to address the recommendations proposed by the regulators in their report dated August 1, 2003, which are now incorporated into the written agreement. On March 29, 2004, the regulators began their regularly scheduled joint examination of the Company and the Bank, which was completed in April 2004. A written report was received during the second quarter, and the Board and management noted that progress was observed by the regulators in many of the areas addressed in the previous examination.

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

     There are many factors affecting the allowance for loan losses; some are quantitative while others require qualitative judgment. The process for determining the allowance (which management believes adequately considers all of the potential factors which might possibly result in credit losses) includes subjective elements and, therefore, may be susceptible to significant change. To the extent actual outcomes differ from management estimates, additional provision for credit losses could be required that could adversely affect earnings or financial position in future periods.

     Evaluation of Securities for Impairment: Securities are classified as held-to-maturity when the Company has the ability and management has the positive intent to hold those securities to maturity. Accordingly, they are stated at cost adjusted for amortization of premiums and accretion of discounts. Securities are classified as available-for-sale when the Company may decide to sell those securities due to changes in market interest rates, liquidity needs, changes in yields or alternative investments, and for other reasons. They are carried at fair value with unrealized gains and losses, net of taxes, reported in other comprehensive income (loss). Interest income is reported net of amortization of premium and accretion of discount. Realized gains and losses on disposition of securities available-for-sale are based on the net proceeds and the adjusted carrying amounts of the securities sold, using the specific identification method. Declines in the fair value of held-to-maturity and available-for-sale securities below their cost that are deemed to be other than temporary are reflected in earnings as realized losses. In estimating other than temporary losses, management considers (1) the length of time and extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value. The evaluation also considers the impact that impairment may have on future capital, earnings, and liquidity.

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

Results of Operations — Three Months and Nine Months Ended
September 30, 2004 and 2003

     Set forth below are some highlights of the third quarter 2004 results compared to the third quarter of 2003.

•	Consolidated net loss for the third quarter of 2004 was $31,000 compared to net income of $2.3 million for the third quarter of 2003.

•	Hedge ineffectiveness resulted in a $5.8 million loss compared to the $194,000 loss for the third quarter of 2003.

•	Basic earnings per share for the three months ended September 30, 2004 were $0.00 compared to $0.13 for the similar period in 2003.

•	Diluted earnings per share for the three months ended September 30, 2004 were $0.00 compared to $0.12 for the similar period in 2003.

•	The annualized return on average assets for the three months ended September 30, 2004 was -0.01% compared to 0.40% for the similar period in 2003.

•	The annualized return on average equity for the three months ended September 30, 2004 was -0.09% compared to 6.33% for the similar period in 2003.

•	Net interest income decreased 4.3% to $14.2 million in the third quarter of 2004 compared to $14.9 million in the third quarter of 2003.

•	Excluding gains and losses on securities, other income decreased 18.2% to $4.0 million in the third quarter of 2004 compared to $4.9 million in the third quarter of 2003.

•	Other expenses increased 26.0% to $13.4 million in the third quarter of 2004 compared to $10.7 million in the third quarter of 2003.

•	For the third quarter of 2004, other expenses included a $1.5 million retirement benefit obligation for the former president and chief executive officer.

     Set forth below are some highlights of the nine months ended September 30, 2004 results compared to the nine months ended September 30, 2003.

•	Consolidated net income for the nine months ended September 30, 2004 was $8.0 million, a 51.6% decrease, when compared to $16.5 million for the third quarter of 2003.

•	Hedge ineffectiveness resulted in a $8.6 million loss compared to the $194,000 loss for the nine months ended September 30, 2003.

•	Basic earnings per share for the nine months ended September 30, 2004 were $0.45 or 51.6% lower than for the comparable period in 2003.

•	Diluted earnings per share for the nine months ended September 30, 2004 were $0.43 or 52.8% lower than for the comparable period in 2003.

•	The annualized return on average assets for the nine months ended September 30, 2004 was 0.46% compared to 0.99% for the similar period in 2003.

•	The annualized return on average equity for the nine months ended September 30, 2004 was 7.49% compared to 14.72% for the similar period in 2003.

•	Net interest income decreased 11.1% to $41.5 million in the first nine months of 2004 compared to $46.7 million in the first nine months of 2003.

•	Excluding gains and losses on securities, other income decreased 36.5% to $8.9 million in the first nine months of 2004 compared to $14.1 million in the first half of 2003.

•	Other expenses increased 11.8% to $35.9 million in the first nine months of 2004 compared to $32.1 million in the first nine months of 2003.

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

     The net interest margin calculation for the three months ended September 30, 2004 and 2003 is shown below (interest income and average rate on non-taxable securities and loans are reflected on a tax equivalent basis, assuming a 35% federal income tax rate for 2004 and 2003 and adjusted for the dividend received deduction where applicable):

	2004			2003
	Average		Average	Average		Average
	Balance	Interest	Rate	Balance	Interest	Rate
Interest-Earning Assets
Federal funds sold and interest-bearing due from banks	$41,429	$131	1.26%	$7,007	$18	1.03%
Securities taxable (1)	1,010,456	10,461	4.14	974,901	9,828	4.03
Securities tax-exempt (1)	14,603	252	6.90	72,713	1,220	6.71
Commercial loans (1) (3) (4)	182,687	2,556	5.60	213,959	2,941	5.50
Commercial real estate loans (1) (3) (4)	728,974	11,318	6.21	691,193	11,476	6.64
Agriculture loans (1) (3) (4)	63,750	948	5.95	57,274	904	6.31
Consumer real estate loans (3) (4)	136,197	1,869	5.49	96,775	1,572	6.50
Consumer installment loans (3) (4)	11,345	209	7.37	12,882	257	7.98

	$2,189,441	$27,744	5.08%	$2,126,704	$28,216	5.32%

	2004			2003
	Average		Average	Average		Average
	Balance	Interest	Rate	Balance	Interest	Rate
Interest-Bearing Liabilities
Interest- bearing demand deposits	$236,882	$717	1.21%	$186,501	$539	1.16%
Money-market demand deposits and savings deposits	349,868	1,251	1.43	324,580	888	1.09
Time deposits less than $100,000	783,447	5,189	2.65	743,331	5,092	2.74
Time deposits greater than $100,000	93,524	513	2.19	102,406	575	2.25
Public funds	20,797	116	2.23	42,069	230	2.19
Federal funds purchased and repurchase agreements	242,720	1,490	2.46	252,846	1,621	2.56
FHLB advances	249,951	2,663	4.26	258,464	2,606	4.03
Notes and other debentures	55,672	897	6.44	42,500	706	6.64

	$2,032,861	$12,836	2.52%	$1,952,697	$12,257	2.52%

Net Interest Income — FTE (1) (5)		$14,908	2.56%		$15,959	2.80%

Net Interest Margin — FTE (1)			2.72%			3.00%
Net Interest Income (2) (5)		$14,241	2.43%		$14,880	2.58%

Net Interest Margin (2)			2.60%			2.80%

(1)	Adjusted for 35% tax rate in 2004 and 2003 and adjusted for the dividends-received deduction where applicable.

(2)	Not adjusted for 35% tax rate in 2004 and 2003 or for the dividends-received deduction.

(3)	Nonaccrual loans are included in the average balance, however these loans are not earning any interest.

(4)	Includes loan fees; these fees are immaterial.

(5)	The following table reconciles reported net interest income on a tax equivalent basis for the periods presented:

	3Q04	3Q03
Net interest income	$14,241	$14,880
Tax equivalent adjustment to net interest income	667	1,079

Net interest income, tax equivalent basis	$14,908	$15,959

     Net interest income was $14.2 million and $14.9 million during the three months ended September 30, 2004 and 2003, respectively. The Company’s net interest margin (tax equivalent net interest income as a percentage of earning assets) was 2.72% for the three months ended September 30, 2004 compared to 3.00% for the comparable period in 2003; a decrease caused by lower yields earned on earning assets. It should be noted, however, that the net interest margin for the three months ended September 30, 2004 increased compared to the 2.61% for the three months ended June 30, 2004. Despite average earning assets increasing by $62.7 million at September 30, 2004 compared to September 30, 2003, interest income decreased by $472,000 resulting in a 24 basis point reduction, but improved 20 basis points since June 30, 2004. While yields on earning assets have lowered, yields on interest-bearing liabilities have remained constant for the comparable periods.

     The average loan yield was 6.00% during the third quarter of 2004, a decrease of 6.3% from 6.40% during the comparable period in 2003. Average loan balances increased $50.9 million, or 4.7%, to $1.1 billion during the third quarter of 2004 compared to the similar period in 2003. Yields on securities were 4.20% during the third quarter of 2004 and 2003. Average investments increased by $203.7 million compared to June 30, 2004.

     Average rates paid on deposits remained constant for the three months ended September 30, 2004 compared to the same period in 2003. Average rates paid on borrowings rose to 3.68% for the third quarter of 2004 compared to 3.56% for the third quarter of 2003.

     The net interest margin calculation for the nine months ended September 30, 2004 and 2003 is shown below (interest income and average rate on non-taxable securities and loans are reflected on a tax equivalent basis, assuming a 35% federal tax rate for 2004 and 2003 and adjusted for the dividend received deduction where applicable):

	2004			2003
	Average		Average	Average		Average
	Balance	Interest	Rate	Balance	Interest	Rate
Interest-Earning Assets
Federal funds sold and interest-bearing due from banks	$140,179	$1,062	1.01%	$10,289	$85	1.10%
Securities taxable (1)	879,991	28,385	4.30	891,049	28,522	4.27
Securities tax-exempt (1)	18,894	967	6.82	72,677	3,665	6.72
Commercial loans (1) (3) (4)	191,245	7,856	5.48	224,753	9,892	5.87
Commercial real estate loans (1) (3) (4)	721,171	33,878	6.26	705,257	35,424	6.70
Agriculture loans (1) (3) (4)	63,981	2,865	5.97	56,907	2,724	6.38
Consumer real estate loans (3) (4)	111,453	4,736	5.67	131,286	6,766	6.87
Consumer installment loans (3) (4)	11,468	636	7.39	13,282	796	7.99

	$2,138,382	$80,385	5.01%	$2,105,499	$87,874	5.56%

Interest-Bearing Liabilities
Interest-bearing demand deposits	$228,052	$2,032	1.19%	$173,214	$1,547	1.19%
Money-market demand deposits and savings deposits	343,533	3,395	1.32	323,717	2,912	1.20
Time deposits less than $100,000	769,380	14,954	2.59	714,413	15,347	2.86
Time deposits greater than $100,000	88,400	1,443	2.18	115,299	2,128	2.46
Public funds	26,146	362	1.85	56,869	1,061	2.49
Federal funds purchased and repurchase agreements	217,955	4,213	2.58	230,312	4,614	2.67
FHLB advances	253,071	7,648	4.03	256,577	8,328	4.33
Notes and other debentures	56,161	2,629	6.24	40,930	2,085	6.79

	$1,982,698	$36,676	2.47%	$1,911,331	$38,022	2.65%

Net Interest Income — FTE (1) (5)		$43,709	2.55%		$49,852	2.91%

Net Interest Margin — FTE (1)			2.73%			3.16%
Net Interest Income (2) (5)		$41,498	2.41%		$46,673	2.71%

Net Interest Margin (2)			2.59%			2.96%

(1)	Adjusted for 35% tax rate in 2004 and 2003 and adjusted for the dividends-received deduction where applicable.

(2)	Not adjusted for 35% tax rate in 2004 and 2003 or for the dividends-received deduction.

(3)	Nonaccrual loans are included in the average balance, however these loans are not earning any interest.

(4)	Includes loan fees; these fees are immaterial.

(5)	The following table reconciles reported net interest income on a tax equivalent basis for the periods presented:

	YTD	YTD
	3Q04	3Q03
Net interest income	$41,498	$46,673
Tax equivalent adjustment to net interest income	2,211	3,179

Net interest income, tax equivalent basis	$43,709	$49,852

     During the nine months ended September 30, 2004, net interest income decreased $5.2 million or 11.1% to $41.5 million compared to $46.7 million for the similar period in 2003 resulting in a decrease in the net interest margin to 2.73% from 3.16%, respectively, due to lower yields on earning assets. Yields on loans decreased by 49 basis points. Yields on interest-bearing liabilities decreased as a result of lower rates paid in the nine months ended September 30, 2004 compared to the similar period in 2003. This decrease in rates paid on interest-bearing liabilities, however, was offset by the decrease in interest income. Although average earning assets increased by $32.9 million at September 30, 2004 compared to September 30, 2003, interest income decreased by $7.5 million resulting in a 55 basis point reduction.

     For the nine months ended September 30, 2004, the average loan yield was 6.06%, a decrease from 6.55% during the comparable period in 2003. Average loan balances decreased $32.2 million to $1.1 billion compared to the similar period of 2003. The Company purchased $30.2 million in fixed rate mortgages at an average yield of 4.61% in June 2004 to offset loans paid off during the year.

     Securities yields decreased to 4.35% during the nine months ended September 30, 2004 from 4.45% in the comparable period in 2003. Contributing to this earnings decrease was that during the first nine months of 2004, the Company held $140.2 million in cash equivalents, which earned, on average, 101 basis points.

     For the first nine months of 2004, average rates paid on deposits decreased 8.1% to 2.03% from 2.21% for the similar period of 2003. Average rates paid on borrowings decreased to 3.67% compared to 3.80% for the similar period in 2003.

     The Company anticipates a moderate improvement in net interest margin as the rest of the year progresses. Primary factors include higher loan volumes and continued benefit of converting fixed rate FHLB advances into floating rate utilizing interest rate swaps.

Other Income

     Other income, excluding securities gains or losses, was $4.0 million for the three months ended September 30, 2004, a decrease of $888,000, or 18.2%, over the comparable period in 2003. For the nine months ended September 30, 2004, other income, excluding securities gains or losses, was $8.9 million, a decrease of $5.1 million, or 36.5%, compared to $14.1 million for the comparable period in 2003. The other income, excluding securities gains or losses, to average assets ratio was 0.67% for the three months ended September 30, 2004 compared to 0.85% for the same period in 2003. For the nine months ended September 30, 2004, the other income, excluding securities gains or losses, to average assets ratio was 0.52% compared to 0.84% for the same period in 2003. The decrease in other income for the three and nine month periods is mainly due to decreases in net trading profits, gains on sale of loans, and insurance and brokerage commissions.

     During the third quarter, net losses on securities transactions were $5.8 million compared to a gain of $917,000 in the third quarter of 2003. These losses included a $5.8 million loss as a result of the difference in market values for the futures contracts and hedged items. Net losses on securities transactions were $3.7 million for the nine months ended September 30, 2004 compared to net gains of $3.7 million in the comparable period in 2003. In 2004, the Company entered into 3,300 U.S. Treasury 10-year note futures contracts with a notional value of $330.0 million and a delivery date of December 2004. The Company sold these contracts in order to hedge certain U.S. Agency notes held in its available-for-sale portfolio. The Company’s objective was to offset changes in the fair market value of the U.S. Agency notes with changes in the fair market value of the futures contracts, thereby reducing interest rate risk. The Company has documented these futures contracts as fair value hedges with the changes in market value of the futures contracts as well as the changes in the market value of the hedged items charged or credited to earnings on a quarterly basis in net gains (losses) on securities transactions. The hedging relationship is assessed to ensure that there is a high correlation between the hedge instruments and hedged items. The table below summarizes the net gains (losses) on securities transactions for the three and nine months ended September 30, 2004 and 2003.

	QTD		YTD
	2004	2003	2004	2003
	(In thousands)
Gains on securities transactions	$61	$1,111	$4,942	$3,915
Hedge ineffectiveness	(5,834)	(194)	(8,599)	(194)

Net gains (losses) on securities transactions	$(5,773)	$917	$(3,657)	$3,721

Gains or losses for fair value hedges occur when changes in the market value of the hedged items are not identical to changes in the market value of hedge instruments during the reporting period.

     As of September 30, 2004, the company began pricing the investment securities associated with the fair value hedge using “Best Bid” obtained directly from primary dealers. Management feels this change in determining the fair value of hedged items is better correlated to the actual fair value of the derivative instruments. Management believes that it has adopted the proper pricing method in its hedge portfolio to withstand future interest rate shocks; however, there can be no assurance that future charges will not occur. A component of the fair value pricing is the interest rate spread earned above the U.S. Treasury securities of a like maturity. Approximately $4.9 million or 84.4% of the $5.8 million net loss at September 30, 2004 is attributed to interest rate spread widening. The table below presents the Company’s approximate changes in fair value of the hedged items for the various rate shock levels at September 30, 2004.

(In thousands)	Dollar
Change in interest rate spread	Change
+25 basis points	$(6,000)
+20 basis points	(4,800)
+10 basis points	(2,400)
+ 5 basis points	(1,200)

Further widening of the interest rate spread may produce unfavorable earnings volatility, if no additional action is taken.

     Management has modeled a hypothetical immediate increase of 100 and 200 basis points in interest rates. The table below presents the Company’s projected changes in net income related to the change in fair value of the hedged items and hedge at September 30, 2004.

Change in level of interest rates	Dollar Change
(In thousands)
+200 bp	$7,750
+100 bp	4,150

The above results are not considered a likely case outcome in the short-term.

     The immediate interest rate shocks and interest rate spread widening scenarios may occur independently or together. Management is reassessing its hedging strategies. There can be no assurance that future charges will not occur, if no additional action is taken.

     Service charges on deposits increased 3.4%, or $50,000, to $1.5 million in the third quarter of 2004 from the third quarter of 2003. For the nine months ended September 30, 2004, service charges on deposits increased 2.9%, or $129,000, to $4.5 million compared to $4.4 million for the comparable period in 2003. Service charges and fees include service charges on deposit accounts, which are expected to increase with future deposit growth within our existing markets and through the two new branches in Addison and Glenview opened this quarter.

     Net trading profits, for the third quarter of 2004, were $1.0 million or $942,000 less than in the similar period in 2003. Net trading profits were $241,000 for the nine months ended September 30, 2004, compared to $5.4 million for the similar period in 2003. During the first quarter of 2004, the Company posted a $3.6 million trading loss.

     Periodically, the Company has bought or sold various covered put and call options, with terms approximating 90 days, on mortgage-backed securities, U.S. Treasury and government agency obligations, and futures contracts. These covered options have either expired or have been exercised at September 30, 2004, and the associated income or expense was recognized in the corresponding period. Option fee income, included in net trading profits, was $2.4 million during the third quarter of 2004 compared to $2.0 million in the third quarter of 2003. During the first nine months of 2004, option fee income was $5.3 million compared to $5.0 million in the same period of 2003. Option fees are part of management’s ongoing strategy to manage risk in the securities portfolio and take advantage of favorable market conditions. The Company had no put or call options outstanding at September 30, 2004. There is no assurance that the option fee income realized through September 30, 2004 is sustainable in future periods. See Note 7 to the unaudited consolidated financial statements.

     Gains on sales of loans decreased 64.1% to $106,000 during the third quarter of 2004 compared to $295,000 for the similar period in 2003. For the nine months ended September 30, 2004, gains on sales of loans decreased $524,000 to $436,000 from $960,000 in the comparable period in 2003. The decrease in gains is due to a lower level of mortgage refinancing volume and purchase mortgage volume as a result of the increase in interest rates. Most mortgages originated are sold into the secondary market.

     Insurance and brokerage commissions decreased $114,000 to $468,000 for the third quarter of 2004 from $582,000 in the third quarter of 2003. For the nine months ended September 30, 2004, insurance and brokerage commissions decreased $159,000 to $1.4 million compared to $1.6 million for the first nine months of 2003.

     Trust income decreased by $2,000 to $145,000 for the third quarter of 2004 compared to the similar period in 2003. For the nine months ended September 30, 2004, trust income increased by $1,000 to $452,000 compared to the nine months ended September 30, 2003.

Other Expenses

     Total other expenses increased 26.0%, or $2.8 million, to $13.4 million during the third quarter of 2004 compared to $10.7 million for the comparable period in 2003. For the nine months ended September 30, 2004, total other expenses increased 11.8%, or $3.8 million, to $35.9 million from $32.1 million in the first nine months of 2003.

     Salary and benefit expenses increased 30.7% or $1.9 million to $8.0 million for the third quarter of 2004 compared to $6.1 million for the similar period in 2003. For the nine months ended September 30, 2004, salary and benefit expenses increased $2.9 million or 15.9% to $21.1 million from $18.2 million for the comparable period in 2003. The increase in salary and benefit expense was mainly due to a retirement benefit obligation of $1.5 million recognized in the third quarter of 2004. The number of full-time equivalent employees was 459 as of September 30, 2004 compared to 431 as of September 30, 2003. Also, increased full-time staff positions, enhanced benefit programs, and increased health insurance costs have resulted in the increase in salaries and employee benefits.

     Occupancy expenses increased $136,000 or 8.3% to $1.8 million during the third quarter of 2004 compared to $1.6 million for the similar period in 2003. For the nine months ended September 30, 2004, occupancy expenses increased $279,000 or 5.7% to $5.2 million from $4.9 million in the nine months of 2003. During the third quarter of 2004, the Addison and Glenview branches opened. Added staff and occupancy expense associated with these two new branches contributed to the increased expense.

     Expenses, other than salary and employee benefits and occupancy, increased $755,000 to $3.7 million in the third quarter of 2004 compared to the similar period in 2003 due to increased professional services fees and marketing. Increased professional fees included legal expense related to loan workouts and regulatory matters and compliance expenses related to the Sarbanes-Oxley Act. Other expenses increased $617,000 to $9.7 million for the nine months ended September 30, 2004 compared to $9.1 million for the similar period in 2003.

     The other expenses to average assets ratio was 2.26% for the three months ended September 30, 2004 compared to 1.86% for the same period in 2003. For the nine months ended September 30, 2004, the other expense to average assets ratio was 2.08% compared to 1.93% for the similar period in 2003.The net overhead expenses to average assets ratio was 1.59% for the three months ended September 30, 2004 compared to 1.01% for the same period in 2003. For the nine months ended September 30, 2004, the net overhead expenses to average assets ratio was 1.56% compared to 1.08% for the similar period in 2003. The efficiency ratio, which is the total noninterest expense less amortization of intangibles and other real estate owned expense as a percentage of net interest income on a fully taxable equivalent basis plus noninterest income, excluding securities gains or losses, was 69.91% for the three months ended September 30, 2004 compared to 50.38% for the same period in 2003. The efficiency ratio was 66.76% for the nine months ended September 30, 2004 compared to 49.45% for the similar period in 2003. The efficiency ratio increased significantly as a result of the decrease in noninterest income and net interest income. Overhead expenses have also increased in part due to the benefit package approved for the former president and chief executive officer and the branch openings in Glenview and Addison, Illinois.

Income Taxes

     The Company recorded an income tax benefit of $1.5 million for the quarter ended September 30, 2004 compared to $21,000 for same period in 2003. For the nine months ended September 30, 2004, the provision for income taxes decreased 87.1% to $ 823,000, or 9.4% of net income compared to $6.4 million or 27.9% of net income for the similar period in 2003. The decrease in the tax rate was due in part to the large increase in U.S. government agencies securities the Company held during 2004 compared to similar period in 2003 as well as the large decrease in pre-tax earnings.

Financial Condition

Loans

     The following table sets forth the composition of the Company’s loan portfolio as of the indicated dates.

	September 30, 2004		December 31, 2003
	(In thousands)
		Loan		Loan
		Category		Category
		to Gross		to Gross
	Amount	Loans	Amount	Loans
Commercial	$187,932	16.4%	$203,920	18.8%
Commercial real estate	740,951	64.7	711,891	65.8
Agricultural	65,785	5.7	58,144	5.4
Consumer real estate (1)	138,469	12.1	96,107	8.9
Consumer installment	11,298	1.0	12,124	1.1

Total loans, gross	1,144,435	100.0%	1,082,186	100.0%
Net deferred fees	(630)		(890)

Total loans	1,143,805		1,081,296
Allowance for loan losses	(16,364)		(15,714)

Net loans	$1,127,441		$1,065,582

Loans held for sale:
Consumer real estate	$619	0.1%	$1,571	0.1%

(1)	Includes loans held for sale.

     Total loans increased $62.5 million, or 5.8%, to $1.1 billion at September 30, 2004 from December 31, 2003. The increase in loans was due to mortgage loans purchased during June 2004 as well as an increase in commercial real estate and agricultural loans. Set forth below are other highlights of the loan portfolio.

•	Commercial loans decreased $16.0 million to $187.9 million as of September 30, 2004 from $203.9 million as of December 31, 2003, a decrease of 7.8%.

•	Commercial real estate loans increased $29.1 million, or 4.1%, from December 31, 2003. The Company has added lending personnel to assist in the growth in this category in which the Company maintains a primary focus.

•	Agricultural loans increased $7.6 million, or 13.1% as of September 30, 2004 compared to December 31, 2003.

•	Consumer real estate loans increased $42.4 million as of September 30, 2004 compared to December 31, 2003.

•	Most consumer residential mortgage loans the Company originates are sold in the secondary market. At any point in time, loans will be at various stages of the mortgage banking process. Included as part of consumer real estate loans are loans held for sale. The carrying value of these loans approximated their market value at that time.

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

     The Company will implement strategies to increase loans as a percentage of earning assets and diversify the portfolio mix.

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

     Following is a summary of changes in the allowance for loan losses for the nine months ended September 30:

	2004	2003
	(In thousands)
Balance, January 1	$15,714	$20,754
Balance from acquisition	—	300
Adjustment for loan sale to related parties (1)	—	(6,685)
Provision charged to operations	2,068	9,488
Loans charged-off	(1,676)	(9,548)
Recoveries	258	143

Balance, September 30	$16,364	$14,452

(1)Adjustment made following the March 26, 2003 receipt of $13.3 million of proceeds relating to the sale of certain loans, of which $12.5 million was applied to outstanding principal, $750,000 to the letter of credit, and $67,000 applied to interest income and late charges. See Note 10 to the unaudited consolidated financial statements.

     The Company recognizes that credit losses will be experienced and the risk of loss will vary with, among other things, general economic conditions; the type of loan being made; the creditworthiness of the borrower over the term of the loan; and, in the case of a collateralized loan, the quality of the collateral for such loan. The allowance for loan losses represents the Company’s estimate of the amount needed necessary to provide for probable incurred losses in the portfolio. In making this determination, the Company analyzes the ultimate collectibility of the loans in its portfolio by incorporating feedback provided by internal loan staff, an independent loan review personnel, and information provided by examinations performed by regulatory agencies. The Company conducts an ongoing evaluation as to the adequacy of the allowance for loan losses.

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

     The allowance for loan losses represents management’s estimate of probable credit losses in the loan portfolio. Estimating the amount of the allowance for loan losses requires the use of significant judgment and the use of estimates related to the amount and timing of expected future cash flows on impaired loans, estimated losses on pools of homogeneous loans based on historical loss experience, and consideration of current economic trends and conditions, all of which may be susceptible to significant change. The loan portfolio also represents the largest asset type on the consolidated balance sheet. Loan losses are charged off against the allowance, while recoveries of amounts previously charged off are credited to the allowance. A provision for loan losses is charged to operations based on management’s periodic evaluation of the factors previously mentioned, as well as other pertinent factors.

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

     The Company’s provision for loan losses was $556,000 for the third quarter of 2004 compared to $7.7 million for the similar period in 2003. For the nine months ended September 30, 2004, the provision for losses was $2.1 million compared to $9.5 million for the comparable period in 2003.

     The allowance for loan losses was $16.4 million, or 1.43% of total loans, as of September 30, 2004 and $15.7 million, or 1. 45% of total loans, at December 31, 2003.

Nonaccrual and Nonperforming Loans

     Improving asset quality remains an important focus for the Company. As a result, nonaccrual loans decreased 39.8% or $6.2 million to $9.4 million as of September 30, 2004 from $15.7 million as of December 31, 2003. During the third quarter, nonaccrual loans decreased by $3.3 million compared to the second quarter of 2004. Collection efforts are being made to further decrease nonaccrual loans.

     Nonperforming loans include nonaccrual loans and accruing loans which are 90 days or more delinquent. Typically, these loans have adequate collateral protection or personal guaranties to provide a source of repayment to the Banks. Nonperforming loans were $9.5 million at September 30, 2004 compared to $15.7 million at December 31, 2003.

     The following table sets forth information on the Company’s nonperforming loans and other nonperforming assets as of the indicated dates.

	September 30, 2004		December 31, 2003
	(In thousands)
Nonaccrual and impaired loans not accruing	$9,430		$15,665
Impaired and other loans 90 days past due and accruing	22		18

Total nonperforming loans	9,452		15,683
Other real estate	7,243		6,942

Total nonperforming assets	$16,695		$22,625

Total nonperforming loans to total loans	0.83%		1.45%
Total nonperforming assets to total loans and other real estate	1.45		2.08
Total nonperforming assets to total assets	0.67		1.00
Allowance to nonperforming loans	1.73	x	1.00	x

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

     Other real estate owned was $7.2 million at September 30, 2004, an increase of $301,000 compared to $6.9 million at December 31, 2003. This increase in the third quarter of 2004 is related to development expenditures for the townhouse project which is being marketed on a per unit basis.

     Potential problem loans are loans included on the watch list presented to the Board of Directors that do not meet the definition of a nonperforming loan, but where known information about possible credit problems of borrowers causes management to have serious doubts as to the ability of such borrowers to comply with present loan repayment terms. At September 30, 2004, Special Mention, Substandard, and Doubtful classifications were $30.0 million, $38.1 million, and $2.4 million, respectively, compared to $12.7 million, $48.6 million, and $2.7 million, respectively, at December 31, 2003. Total classifications include those loans that have been adversely classified by bank examiners and the Company’s internal loan review department. The Company’s allowance for loan losses is considered by management to be adequate at September 30, 2004.

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

     The following tables set forth the composition of the Company’s securities portfolio by major category as of September 30, 2004.

	September 30, 2004
	Held-to-Maturity		Available-for-Sale		Total
	Amortized	Fair	Amortized		Amortized		% of
	Cost	Value	Cost	Fair Value	Cost	Fair Value	Portfolio
				(In thousands)
U.S. Treasury and obligations of U.S. government agencies	$—	$—	$718,723	$691,126	$718,723	$691,126	70.28%
Obligations of states and political subdivisions	11,617	11,992	2,936	3,021	14,553	15,013	1.42
Mortgage-backed securities	86,191	86,078	55,899	55,149	142,090	141,227	13.89
Equity securities	—	—	124,396	115,970	124,396	115,970	12.16
Other bonds	—	—	23,058	22,383	23,058	22,383	2.25

Total	$97,808	$98,070	$925,012	$887,649	$1,022,820	$985,719	100.00%

     Securities available-for-sale are carried at fair value, with related unrealized net gains or losses, net of deferred income taxes, recorded as an adjustment to equity capital. At September 30, 2004, unrealized losses, net of taxes on securities available-for-sale, were $22.3 million compared to $15.8 million at December 31, 2003. The increase in net unrealized losses on securities available-for-sale resulted in a $6.5 million decrease in book equity. The Company has entered into futures contracts as a means to reduce market risk and partially offset further declines in book equity attributable to increases in interest rates. See Note 7 to the unaudited consolidated financial statements.

     Securities available-for-sale increased to $887.6 million at September 30, 2004 from $796.1 million at December 31, 2003. Set forth below is a summary of the change in the available-for-sale securities as a result of asset liability strategy adjustments:

•	U.S. government agency mortgage-backed securities decreased 68.2%, or $118.4 million, from $173.5 million at December 31, 2003 to $55.1 million at September 30, 2004.

•	Equity securities decreased $38.8 million from $154.8 million at December 31, 2003 to $116.0 million at September 30, 2004. Equity securities included capital securities of United States Agencies and the Federal Home Loan Bank as well as Federal Reserve Bank stock at September 30, 2004.

•	Obligations of state and political subdivisions decreased $34.2 million to $3.0 million at September 30, 2004 from $37.2 million at December 31, 2003.

•	Other bonds decreased $71.7 million to $22.4 million at September 30, 2004 compared to $94.1 million at December 31, 2003. Other bonds include high grade corporate bonds primarily issued by financial institutions.

•	U.S. government agency notes increased $336.6 million to $691.1 million at September 30, 2004 compared to $336.6 million at December 31, 2003.

•	Reflected in the due from broker on the balance sheet is $174.1 million in forward settlements, which are sales of securities that settled on October 1, 2004. The majority of the funds from these sales were used to reduce outstanding repurchase agreements.

     The Company intends to implement strategies to reduce its securities as a percentage of earning assets and provide funding for higher yielding loans.

     Securities held-to-maturity increased $41.7 million, or 74.4%, from $56.1 million at December 31, 2003 to $97.8 million at September 30, 2004.

     There were no trading account securities held at September 30, 2004 or December 31, 2003. The Company holds trading account securities and derivatives on a short-term basis based on market and liquidity conditions.

Other Assets

     The Company’s investment in Bank-Owned Life Insurance (“BOLI”) increased by $24.2 million.

In July 2004, the Company invested an additional $23.0 million in BOLI. In addition, the cash surrender value of the insurance increased $1.2 million from December 31, 2003 to September 30, 2004. The BOLI is intended to provide funding for future employee benefit expense.

Deposits and Borrowed Funds

     Total deposits of $1.7 billion at September 30, 2004 represented an increase of $65.3 million, or 4.1%, from December 31, 2003. Non-interest-bearing deposits were $161.7 million at September 30, 2004, approximately $983,000 higher than the level at December 31, 2003. Over the same period, interest-bearing deposits increased 4.5%, or $64.3 million to $1.5 billion at September 30, 2004 compared to December 31, 2003.

     Core deposits, excluding certificates of deposits under $100,000, increased $38.9 million to $747.0 million at September 30, 2004 compared to $708.1 million at December 31, 2003. Certificates of deposit under $100,000 increased $46.4 million from December 31, 2003 to $785.8 million at September 30, 2004. Certificates of deposit over $100,000 and public funds certificate of deposits decreased $20.0 million from December 31, 2003 to $118.9 million at September 30, 2004. The majority of the decrease was a result of maturities of retail certificates of deposit and public funds certificate of deposits, which were not core deposits and were allowed to mature without being renewed. The Company’s marketing efforts focused on core deposit account growth in its retail markets, reducing the need to rely on public funds and brokered certificates of deposit.

     Federal Home Loan Bank advances were $252.9 million at September 30, 2004 and $253.5 million at December 31, 2003. The Company has converted $137.5 million of its FHLB advances from fixed rate debt to floating rate through interest rate swap transactions in 2003. These swap transactions resulted in a $633,000 and $2.2 million decrease in interest expense for the three and nine months ended September 30, 2004, respectively. Without these swaps, interest expense would have been $3.3 million and $9.8 million for the three and nine months ended September 30, 2004, respectively, instead of the actual expense of $2.7 million and $7.6 million, respectively for those time periods. See Note 7 to the unaudited consolidated financial statements. The average rate for FHLB advances was 4.03% at September 30, 2004, with a range of maturities on such advances between less than ninety days and seven years.

     Borrowed funds at September 30, 2004 and December 31, 2003 are listed below:

	2004	2003
	(in thousands)
Federal funds purchased	$28,900	$—
Securities sold under agreements to repurchase	335,764	202,699
Federal Home Loan Bank advances to bank subsidiaries	252,890	253,461
Junior subordinated debt owed to unconsolidated trusts	55,672	54,000
Revolving line of credit	—	2,000

Total	$673,226	$512,160

     The Company entered into a new credit agreement on April 8, 2004 with a correspondent bank, which provides the Company with a revolving line of credit with a maximum availability of $25.0 million. The Company has not yet drawn on this line of credit. This revolving line of credit matures on April 7, 2005.

     The Company also utilizes securities sold under repurchase agreements as a source of funds. Most local municipalities and some other organizations must have funds insured or collateralized as a matter of their own policies. Repurchase agreements provide a source of funds and do not increase the Company’s reserve requirement. Although the balance of repurchase agreements is subject to variation, particularly seasonal variation, the account relationships represented by these balances are principally local and have been maintained for relatively long periods of time. The Company had $335.8 million in securities sold under repurchase agreements at September 30, 2004 compared to $202.7 million at December 31, 2003. The vast majority of the repurchase agreements are with primary dealers and have maturities of two to three years.

Capital Resources

     Stockholders’ equity decreased $4.4 million, or 3.1%, to $138.7 million at September 30, 2004 from $143.1 million at December 31, 2003 mainly as a result of the increase in the unrealized loss on available-for-sale securities net of tax. Total capital to risk-weighted assets decreased to 13.1% on September 30, 2004 from 14.7% on December 31, 2003.

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

     The Company and each of the Banks were categorized as well capitalized as of September 30, 2004 and December 31, 2003. Management is not aware of any conditions or events since the most recent regulatory notification that would change the Company’s or the Banks’ categories.

     Capital levels and minimum required levels:

			At September 30, 2004
			Minimum Required		Minimum Required
	Actual		for Capital Adequacy		to be Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
			(In thousands)
Total capital to risk-weighted assets Company	$216,265	13.1%	$131,734	8.0%	n/a	n/a
Midwest Bank and Trust Company	185,864	12.8	115,714	8.0	144,643	10.0%
Midwest Bank of Western Illinois	22,428	11.3	15,862	8.0	19,828	10.0
Tier I capital to risk-weighted assets Company	196,763	11.9	65,867	4.0	n/a	n/a
Midwest Bank and Trust Company	170,917	11.8	57,857	4.0	86,786	6.0
Midwest Bank of Western Illinois	21,011	10.6	7,931	4.0	11,897	6.0
Tier I capital to average assets Company	196,763	8.3	94,577	4.0	n/a	n/a
Midwest Bank and Trust Company	170,917	8.4	81,421	4.0	101,776	5.0
Midwest Bank of Western Illinois	21,011	6.6	12,650	4.0	15,813	5.0

			At December 31, 2003
			Minimum Required		Minimum Required
	Actual		for Capital Adequacy		to be Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
			(In thousands)
Total capital to risk-weighted assets Company	$216,819	14.7%	$117,647	8.0%	n/a	n/a
Midwest Bank and Trust Company	180,973	14.0	103,635	8.0	$129,544	10.0%
Midwest Bank of Western Illinois	23,129	13.2	14,065	8.0	17,581	10.0
Tier I capital to risk-weighted assets Company	201,105	13.7	58,823	4.0	n/a	n/a
Midwest Bank and Trust Company	166,514	12.9	51,818	4.0	77,726	6.0
Midwest Bank of Western Illinois	21,874	12.4	7,033	4.0	10,549	6.0
Tier I capital to average assets Company	201,105	8.9	89,967	4.0	n/a	n/a
Midwest Bank and Trust Company	166,514	8.5	78,071	4.0	97,589	5.0
Midwest Bank of Western Illinois	21,874	7.7	11,391	4.0	14,239	5.0

     The trust preferred securities issued by MBHI Capital Trust I, II, III, and IV are currently included in the Tier 1 capital of the Company for regulatory capital purposes. The Federal Reserve Board may in the future disallow inclusion of the trust preferred securities in Tier 1 capital for regulatory capital purposes. See Note 6 to the unaudited consolidated financial statements. As of September 30, 2004, assuming the Company was not permitted to include the $54.0 million in trust preferred securities issued by MBHI Capital Trust I, II, III, and IV in its Tier 1 capital, the Company would still exceed the regulatory required minimums for capital adequacy purposes. If the trust preferred securities were no longer permitted to be included in Tier 1 capital, the Company would also be permitted to redeem the capital securities without penalty.

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

     Net cash inflows provided by operations were $14.6 million for the nine months ended September 30, 2004 compared to $24.5 million a year earlier. Net cash outflows from investing activities were $370.3 million in the first nine months of 2004 compared to net cash outflows of $34.7 million a year earlier. Cash inflows from financing activities for the nine months ended September 30, 2004 were $219.1 million compared to net cash inflows of $48.9 million in 2003.

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

     Interest received net of interest paid was a principal source of operating cash inflows for the three and nine months ended September 30, 2004 and September 30, 2003, respectively. Management of investing and financing activities and market conditions determine the level and the stability of net interest cash flows. Management’s policy is to mitigate the impact of changes in market interest rates to the extent possible so that balance sheet growth is the principal determinant of growth in net interest cash flows.

ITEM 3 — QUANTITATIVE AND QUALITATIVE DISCLOSURES
ABOUT MARKET RISK

Interest Rate Sensitivity Analysis

     The Company’s overall interest rate sensitivity is demonstrated by net interest income analysis. Net interest income analysis measures the change in net interest income in the event of hypothetical changes in interest rates. This analysis assesses the risk of change in net interest income in the event of sudden and sustained 1.0% to 2.0% increases and 1.0% decrease in market interest rates. The table below presents the Company’s projected changes in net interest income for the various rate shock levels at September 30, 2004.

	Change in Net Interest Income Over One Year Horizon
	At September 30, 2004		At December 31, 2003
Change in Levels of	Dollar	Percentage	Dollar	Percentage
Interest Rates	Change	Change	Change	Change
+200 bp	$(2,311)	-3.89%	$(329)	-0.50%
+100 bp	(1,234)	-2.07	(1,008)	-1.53
Base	—	—	—	—
-100 bp	1,282	2.16	9	0.01

     As shown above, at September 30, 2004, the effect of an immediate 100 basis point decrease in interest rates would increase the Company’s net interest income by 2.16% or $1.3 million. The effect of an immediate 200 basis point increase in rates would decrease the Company’s net interest income by 3.89% or $2.3 million.

     Computations of the prospective effects of hypothetical interest rate changes are based on numerous assumptions, including relative levels of market interest rates, loan prepayments and deposit decay rates, and should not be relied upon as indicative of actual results. Actual values may differ from those projections set forth above, should market conditions vary from assumptions used in preparing the analyses. Further, the computations do not contemplate any actions the Company may undertake in response to changes in interest rates. See Note 7 to the unaudited consolidated financial statements.

ITEM 4. — CONTROLS AND PROCEDURES

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

     Among the factors that could have an impact on the Company’s ability to achieve operating results, growth plan goals, and the beliefs expressed or implied in forward-looking statements are:

•	Management’s ability to reduce and effectively manage interest rate risk and the impact of interest rates in general on the volatility of the Company’s net interest income;

•	Fluctuations in the value of the Company’s investment securities and derivatives;

•	The ability to attract and retain senior management experienced in banking and financial services;

•	The sufficiency of allowances for loan losses to absorb the amount of actual losses inherent in the existing portfolio of loans;

•	The Company’s ability to adapt successfully to technological changes to compete effectively in the marketplace;

•	Credit risks and risks from concentrations (by geographic area and by industry) within the Banks’ loan portfolio;

•	The effects of competition from other commercial banks, thrifts, mortgage banking firms, consumer finance companies, credit unions, securities brokerage firms, insurance companies,

money market and other mutual funds, and other financial institutions operating in the Company’s market or elsewhere or providing similar services;

•	The failure of assumptions underlying the establishment of allowances for loan losses and estimation of values of collateral and various financial assets and liabilities;

•	Volatility of rate sensitive deposits;

•	Operational risks, including data processing system failures or fraud;

•	Asset/liability matching risks and liquidity risks;

•	Changes in the economic environment, competition, or other factors that may influence the anticipated growth rate of loans and deposits, the quality of the loan portfolio and loan and deposit pricing, and the Company’s ability to successfully pursue acquisition and expansion strategies and integrate any acquired companies;

•	The impact from liabilities arising from legal or administrative proceedings on the financial condition of the Company;

•	Possible administrative or enforcement actions of banking regulators in connection with any material failure of the Banks to comply with banking laws, rules or regulations, including the failure of Midwest Bank and Trust Company to comply with the written agreement it entered into with the Federal Reserve and the OBRE;

•	Governmental monetary and fiscal policies, as well as legislative and regulatory changes, that may result in the imposition of costs and constraints on the Company through higher FDIC insurance premiums, significant fluctuations in market interest rates, increases in capital requirements, and operational limitations;

•	Changes in general economic or industry conditions, nationally or in the communities in which the Company conducts business;

•	Changes in accounting principles, policies, estimates, or guidelines affecting the businesses conducted by the Company including fair value of derivatives;

•	Possible administrative or enforcement actions of the Securities and Exchange Commission in connection with the Company’s restatement of its September 30, 2002 financial statements;

•	Acts of war or terrorism; and

•	Other economic, competitive, governmental, regulatory, and technical factors affecting the Company’s operations, products, services, and prices.

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

Item 2. Changes in Securities, Use of Proceeds, and Issuer Purchases of Equity Securities

Issuer Purchases of Equity Securities

				Maximum Number
			Total Number	of Shares
			of Shares Purchased	that May Yet Be
	Total Number	Average	as Part of Publicly	Purchased Under
	of Shares	Price Paid	Announced Plans	the Plans
Period	Purchased	per Share	or Programs	or Programs
1/1/04 - 1/31/04	—	N/A	—	73,000
2/1/04 - 2/29/04	—	N/A	—	73,000
3/1/04 - 3/31/04	—	N/A	—	73,000
4/1/04 - 4/30/04	—	N/A	—	73,000
5/1/04 - 5/31/04	—	N/A	—	73,000
6/1/04 - 6/30/04	—	N/A	—	73,000
7/1/04 - 7/31/04	—	N/A	—	73,000
8/1/04 - 8/31/04	—	N/A	—	73,000
9/1/04 - 9/30/04	—	N/A	—	73,000

Total	—	N/A	—	73,000

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

Repurchase Program. The repurchase program does not have an expiration date; however it has been dormant since October 2002.

Item 3. Defaults Upon Senior Securities

     None

Item 4. Submission of Matters to a Vote of Security Holders

     None

Item 5. Other Information

     None

Item 6. Exhibits and Reports on Form 8-K

     (a) Exhibits

          The following exhibits are either filed as part of this report or are incorporated herein by reference:

10.24	Loan Agreement as of April 8, 2004, between the Company and LaSalle Bank National Association

10.25	Employment Agreement as of September 28, 2004 between the Company and the Chief Executive Officer

10.26	Retirement Agreement as of September 28, 2004 between the Company and retiring Chief Executive Officer

31.1	Certification of Chief Executive Officer

31.2	Certification of Chief Financial Officer

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

     (b) Reports on Form 8-K

Current Report on Form 8-K dated July 29, 2004, filed with the SEC on July 29, 2004.

Current Report on Form 8-K dated September 28, 2004, filed with the SEC on September 29, 2004.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 9, 2004

MIDWEST BANC HOLDINGS, INC.
(Registrant)

By:	/s/ James J. Giancola

James J. Giancola,
President and Chief Executive Officer

By:	/s/ Daniel R. Kadolph

Daniel R. Kadolph,
Senior Vice President and
Chief Financial Officer

EXHIBITS

10.24	Loan Agreement as of April 8, 2004, between the Company and LaSalle Bank National Association

10.25	Employment Agreement as of September 28, 2004 between the Company and the Chief Executive Officer

10.26	Retirement Agreement as of September 28, 2004 between the Company and retiring Chief Executive Officer

31.1	Certification of Chief Executive Officer

31.2	Certification of Chief Financial Officer

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.