Form 10-K
period 2004-12-31
MIDWEST BANC HOLDINGS INC
filed 2005-03-11
CIK 1051379

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

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
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐
      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by Reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☐
      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).     Yes ☑          No ☐
      The aggregate market value of the voting and nonvoting common equity held by nonaffiliates of the registrant on June 30, 2004, based on the last sales price quoted on the Nasdaq National Market System on that date, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $399.1 million.
      As of March 9, 2005, the number of shares outstanding of the registrant’s common stock, par value $0.01 per share, was 18,241,151.
DOCUMENTS INCORPORATED BY REFERENCE
      Portions of the Company’s Proxy Statement for the 2005 Annual Meeting of Stockholders are incorporated by reference into Part III.

MIDWEST BANC HOLDINGS, INC.
FORM 10-K

PART I

Item 1.	Business
The Company
      Midwest Banc Holdings, Inc. (the “Company”) is a community-based bank holding company headquartered in Melrose Park, Illinois. The Company, through its wholly owned banking subsidiaries, provides a wide range of services, including traditional banking services, personal and corporate trust services, residential mortgage services, insurance brokerage and retail securities brokerage services. The Company’s principal operating subsidiaries are two Illinois community banks: Midwest Bank and Trust Company and Midwest Bank of Western Illinois (collectively, the “Banks”), each of which is chartered as an Illinois state bank. The Company operates in one business segment, community banking, providing a full range of services to individual and corporate customers; the nature of the Banks’ products and production processes, type or class of customer, methods to distribute their products, and regulatory environment are similar.
      The Banks are community-oriented, full-service commercial banks, providing traditional banking services to individuals, small-to-medium-sized businesses, government and public entities and not-for-profit organizations. The Banks operate out of 23 locations, with 17 banking centers in the greater Chicago metropolitan area and six banking centers in Western Illinois.
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
      Certain information with respect to the Banks and the Company’s nonbank subsidiaries as of December 31, 2004, is set forth below:

			Number of
			Banking Centers
Company Subsidiaries	Headquarters	Market Area	or Offices

Banks:

Midwest Bank and Trust Company	Elmwood Park, IL	Addison, Algonquin,	17
		Chicago, Downers
		Grove, Elmwood Park,
		Glenview, Hinsdale,
		Island Lake, Long
		Grove, Melrose Park,
		McHenry, Norridge,
		Roselle, and Union
Midwest Bank of Western Illinois	Monmouth, IL	Aledo, Galesburg,	6
		Kirkwood, Monmouth
		and Oquawka

			Number of
			Banking Centers
Company Subsidiaries	Headquarters	Market Area	or Offices

Nonbanks:

Porter Insurance Agency, Inc.	Alexis, IL	Western Illinois	2
Midwest Bank Insurance Services, L.L.C.	Algonquin, IL	*	1
MBTC Investment Company	Las Vegas, NV	**	2
MBHI Capital Trust I	Melrose Park, IL	***	—
MBHI Capital Trust II	Melrose Park, IL	***	—
MBHI Capital Trust III	Melrose Park, IL	***	—
MBHI Capital Trust IV	Melrose Park, IL	***	—
Midwest Financial and Investment Services, Inc.	Elmwood Park, IL	****	4

*	Provides fixed annuity products to individuals.

**	Provides additional investment portfolio management to Midwest Bank and Trust Company.

***	The trust is a statutory business trust formed as a financing subsidiary of the Company.

****	Provides securities brokerage services to individuals and commercial business.
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
      In 2004, Midwest Bank and Trust Company opened two additional banking centers in Addison and Glenview, Illinois.

Nonbank Subsidiaries
      The Company’s nonbank subsidiaries were created to support the core retail and commercial banking activities of the Company and the Banks.
      Porter Insurance Agency, Inc. was acquired by Midwest Bank of Western Illinois in 1998 to provide insurance services to customers of the bank. This subsidiary also maintains an independent customer base that represents approximately 80% of its current premiums and commissions.
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

      In May 2000, the Company formed MBHI Capital Trust I (“Trust I”). Trust I is a statutory business trust formed under the laws of the State of Delaware and is wholly owned by the Company. In June 2000, Trust I issued 10.0% preferred securities with an aggregate liquidation amount of $20,000,000 ($25 per preferred security) to third-party investors in an underwritten public offering. The Company has given notice to the trustee that these securities will be redeemed on June 7, 2005.
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
      The Company considers its primary market areas to be those areas immediately surrounding its offices for retail customers and generally within a 10-20 mile radius of each Bank for commercial relationships. The Banks operate out of 17 full-service locations in the Chicago metropolitan area and six offices in West Central Illinois. Accordingly, the Company’s business extends throughout the Chicago metropolitan area and Western Illinois, but is highly concentrated in the areas in which the Banks’ offices are located. The communities in which the Banks’ offices are located have a broad spectrum of demographic characteristics. These communities include a number of densely populated areas as well as rural areas, and some extremely high-income areas as well as many middle-income and some low-to-moderate income areas.
Strategy
      On September 28, 2004, the Board of Directors of the Company as well as of Midwest Bank and Trust Company named James J. Giancola as President and Chief Executive Officer of the Company and the Bank. The Company has also begun to implement its turnaround strategy. As part of the 2005 corporate plan, the Company has adopted a number of short and long-term strategies, including:

•	Recruit seasoned commercial lenders, credit analysts, and key risk and operations managers.

•	Diversify the loan portfolio mix by reducing the concentration in commercial real estate lending and expanding commercial, consumer real estate, and consumer lending.

•	Modify the structure and mix of the securities portfolio and derivative activities.

•	Expand focus on retail banking activities including traditional and non-deposit investment products and placing greater emphasis on transactional deposit growth.
      The Company believes that its continued success is dependent on its ability to provide its customers value-added retail and commercial banking programs and other financial products and services which are delivered by experienced, committed banking professionals operating under the highest standards of customer service and ethics. The growth strategy of the Company is to increase its core banking business, develop its insurance and retail brokerage activities, and expand into new markets as well as diversify the financial services it offers. The Company’s strategy includes the following objectives:

•	Reduce the earnings volatility and risk in the investment portfolio.

•	Implement ongoing risk and credit management processes that provide strong levels of control, minimize risk, and anticipate potential problems.

•	Develop a growing, well diversified, well priced, and fundamentally sound loan portfolio.

•	Focus our deposit efforts on transaction account growth, especially demand deposit growth.

•	Develop additional sources of fee income.
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

Lending Services
      The Company’s loan portfolio consists of commercial loans, commercial real estate loans, agricultural loans, consumer real estate loans (including home equity lines of credit), and consumer installment loans. Management emphasizes credit quality. Management also seeks to avoid undue concentrations of loans to a single industry or based on a single class of collateral. Management requires personal guarantees of the principals except on cash secured, state or political subdivision, or non-for-profit loans. The Company has focused its efforts on building its lending business in the following areas:
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
      Commercial Real Estate Loans. Commercial real estate loans include loans for acquisition, development and construction and are secured by the real estate involved. Other real estate loans are secured by farmland, multifamily residential properties, and other nonfarm, nonresidential properties. These loans are generally short-term balloon loans and adjustable rate mortgages with initial fixed terms of one to five years.
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
      Consumer Real Estate Loans. Consumer real estate loans are made to finance residential units that will house from one to four families. While the Company originates both fixed and adjustable rate consumer real estate loans, most medium-term fixed-rate loans originated pursuant to Fannie Mae and Freddie Mac guidelines are sold in the secondary market. In the normal course of business, the Company retains one- to five-year adjustable rate loans.
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
      Consumer Loans. Consumer loans (other than consumer real estate loans) are collateralized loans to individuals for various personal purposes such as automobile financing.
      Lending officers are assigned various levels of loan approval authority based upon their respective levels of experience and expertise. Loan approval is also subject to the Company’s formal loan policy, as established by each Bank’s Board of Directors. The Bank’s loan policies establish lending authority and limits on an individual and committee basis. The loan approval process has been re-designed to facilitate timely decisions while enhance adherence to policy parameters and risk management targets.

ATMs
      The Banks maintain a network of 31 ATM sites generally located within the Banks’ local markets. All except two off-site ATMs are owned by the Banks. Twenty-three of the ATM sites are located at various banking centers and eight are maintained off-site at hotels, supermarkets, and schools.

Trust Activities
      Midwest Bank and Trust Company and Midwest Bank of Western Illinois offer land trusts, personal trusts, custody accounts, retirement plan services, and corporate trust services. As of December 31, 2004, the Trust Department of Midwest Bank and Trust Company maintained trust relationships representing an aggregate market value of $10.4 million in assets with an aggregate book value of $8.8 million. In addition, the Trust Department of Midwest Bank and Trust Company administered 1,723 land trust accounts as of December 31, 2004. Midwest Bank of Western Illinois also provides trust services to its customers and maintained trust accounts with an aggregate market value of $45.9 million and an aggregate book value of $32.2 million as of December 31, 2004.

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

Securities Brokerage
      In March 2002, the Company’s subsidiary, Midwest Financial and Investment Services, Inc., purchased certain assets of Service 1st Financial Corp. and commenced brokerage activities through the Banks’ investment centers. Licensed brokers are located at 15 banking centers and provide investment-related services, including securities trading, financial planning, mutual funds sales, fixed and variable rate annuities, and tax-exempt and conventional unit trusts. This line of business is furthering one of the Company’s strategic goals of increasing revenues from nontraditional sources and to enhance the Company’s net income.
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
      The Company competes for qualified personnel by offering competitive levels of compensation, management and employee cash incentive programs, and by augmenting compensation with stock options pursuant to its stock option plan and restricted stock awards. Attracting and retaining high quality employees is important in enabling the Company to compete effectively for market share.
Employees
      As of December 31, 2004, the Company and its subsidiaries had 459 full-time equivalent employees. Management considers its relationship with its employees to be good.
Recent Regulatory Developments
      On March 15, 2004 the Company and Midwest Bank and Trust Company entered into a written agreement with the Federal Reserve Bank of Chicago and the Illinois Department of Financial and Professional Regulation (“IDFPR”). The written agreement outlines a series of steps to address and strengthen the Company’s risk management practices. These steps include third-party reviews and the submission of written plans in a number of areas. These areas include: the Company’s and Midwest Bank and Trust Company’s board of directors and management; corporate governance; internal controls; risk manage-

ment; lending and credit, including allowance for loan and lease losses and loan review; and loan policies and procedures. The agreement requires submission of written plans, programs, policies, and procedures to the regulators for review and approval within specified time frames. The agreement does not relate to the financial condition, capital, earnings, or liquidity of the Company and Midwest Bank and Trust Company.
      The Company and Midwest Bank and Trust Company have submitted all documentation and information currently required by the written agreement, including all independent third party reviews. The Company and Midwest Bank and Trust Company are continuing to work in cooperation with the Federal Reserve Bank of Chicago and IDFPR. Reference is made to the text of the written agreement (filed as Exhibit 99.2 to the Company’s Form 8-K filed on March  16, 2004) for additional information regarding the terms of the written agreement.
      On April 16, 2004, the Company was informed by a letter from the Securities and Exchange Commission that the Commission was conducting an inquiry in connection with the Company’s restatement of its September 30, 2002 financial statements. The Company is cooperating fully with the Commission on this matter.
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
Bank Holding Company Regulation
      The Company is registered as a “bank holding company” with the Board of Governors of the Federal Reserve System (the “Federal Reserve”) and, accordingly, is subject to supervision and regulation by the Federal Reserve under the Bank Holding Company Act (the Bank Holding Company Act and the regulations issued thereunder are collectively referred to as the “BHC Act”). The Company is required to file with the Federal Reserve periodic reports and such additional information as the Federal Reserve may require pursuant to the BHC Act. The Federal Reserve examines the Company and the Banks, and may examine Porter Insurance Agency, Inc., MBHI Capital Trust I, MBHI Capital Trust II, MBHI Capital Trust III, MBHI

Capital Trust IV, Midwest Financial and Investment Services, Inc., MBTC Investment Company, and Midwest Bank Insurance Services, L.L.C.
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
      The passage of the Gramm-Leach-Bliley Act allows bank holding companies to become financial holding companies. Financial holding companies do not face the same prohibitions on entering into certain business transactions that bank holding companies currently face.
      Under the Illinois Banking Act, any person who acquires more than 10% of the Company’s stock may be required to obtain the prior approval of the Illinois Department of Financial and Professional Regulation (“IDFPR”). Under the Change in Bank Control Act, a person may be required to obtain the prior approval of the Federal Reserve before acquiring the power to directly or indirectly control the management, operations or policies of the Company or before acquiring 10% or more of any class of its outstanding voting stock.
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
      As of December 31, 2004, the Company had regulatory capital in excess of the Federal Reserve’s minimum requirements. The Company had a total capital to risk-weighted assets ratio of 14.7%, a Tier 1 capital to risk-weighted assets ratio of 13.3%, and a leverage ratio of 8.5% as of December 31, 2004. See “Capital Resources.”
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
Bank Regulation
      Under Illinois law, the Banks are subject to supervision and examination by IDFPR. Each of the Banks is a member of the Federal Reserve System and as such is also subject to examination by the Federal Reserve. The Federal Reserve also supervises compliance with the provisions of federal law and regulations, which place restrictions on loans by member banks to their directors, executive officers and other controlling persons. Each Bank is also a member of the FHLB of Chicago and may be subject to examination by the FHLB of Chicago. As affiliates of the Banks, the Company and Porter Insurance Agency, Inc. are also subject to examination by the Federal Reserve.
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

      As discussed above, under Illinois law, the Banks are subject to supervision and examination by IDFPR, and, as members of the Federal Reserve System, by the Federal Reverse. Each of these regulatory agencies conducts routine, periodic examinations of each of the Banks and the Company.
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
      At December 31, 2004, each of the Banks has a Tier 1 capital to risk-weighted assets ratio and a total capital to risk-weighted assets ratio which meets the above requirements. Midwest Bank and Trust Company has a Tier 1 capital to risk-weighted assets ratio of 13.1% and a total capital to risk-weighted assets ratio of 14.3%. Midwest Bank of Western Illinois has a Tier 1 capital to risk-weighted assets ratio of 12.7% and a total capital to risk-weighted assets ratio of 13.7%. See “Capital Resources.”
      Standards for Safety and Soundness. The FDIA, as amended by FDICIA and the Riegle Community Development and Regulatory Improvement Act of 1994, requires the Federal Reserve, together with the other federal bank regulatory agencies, to prescribe standards of safety and soundness, by regulations or guidelines, relating generally to operations and management, asset growth, asset quality, earnings, stock valuation and compensation. The Federal Reserve and the other federal bank regulatory agencies have adopted a set of guidelines prescribing safety and soundness standards pursuant to FDICIA. The guidelines establish general standards relating to internal controls and information systems, internal audit systems, loan documentation, credit underwriting, interest rate exposure, asset growth and compensation, fees and benefits. In general, the guidelines require, among other things, appropriate systems and practices to identify and manage the risks and exposures specified in the guidelines. The guidelines prohibit excessive compensation as an unsafe and unsound practice and describe compensation as excessive when the amounts paid are unreasonable or disproportionate to the services performed by an executive officer, employee, director or principal shareholder. In addition, the Federal Reserve adopted regulations that authorize, but do not require, the Federal Reserve to order an institution that has been given notice by the Federal Reserve that it is not satisfying any of such safety and soundness standards to submit a compliance plan. If, after being so notified, an institution fails to submit an acceptable compliance plan or fails in any material respect to implement an accepted compliance plan, the Federal Reserve must issue an order directing action to correct the deficiency and may issue an order directing other actions of the types to which an undercapitalized association is subject under the “prompt corrective action” provisions of FDICIA. If an institution fails to comply with such an order, the Federal Reserve may seek to enforce such order in judicial proceedings and to impose civil money penalties. The Federal Reserve and the other federal bank regulatory agencies also adopted guidelines for asset quality and earnings standards.
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
      During 2004, the Banks were assessed deposit insurance in the aggregate amount of $434,000. Deposit insurance may be terminated by the FDIC upon a finding that an institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC. Such terminations can only occur, if contested, following judicial review through the federal courts. The management of each of the Banks does not know of any practice, condition or violation that might lead to termination of deposit insurance.
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
      The State of Illinois has adopted legislation “opting in” to interstate bank mergers, and allows out of state banks to enter the Illinois market through de novo branching or through branch-only acquisitions if Illinois state banks are afforded reciprocal treatment in the other state. It is anticipated that this interstate merger and branching ability will increase competition and further consolidate the financial institutions industry.
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
      Among the factors that could have an impact on the Company’s ability to achieve operating results, growth plan goals, and the beliefs expressed or implied in forward-looking statements are:

•	Management’s ability to reduce and effectively manage interest rate risk and the impact of interest rates in general on the volatility of the Company’s net interest income;

•	Fluctuations in the value of the Company’s investment securities;

•	The ability to attract and retain senior management experienced in banking and financial services;

•	The sufficiency of allowances for loan losses to absorb the amount of actual losses inherent in the existing portfolio of loans;

•	The Company’s ability to adapt successfully to technological changes to compete effectively in the marketplace;

•	Credit risks and risks from concentrations (by geographic area and by industry) within the Banks’ loan portfolio;

•	The effects of competition from other commercial banks, thrifts, mortgage banking firms, consumer finance companies, credit unions, securities brokerage firms, insurance companies, money market and other mutual funds, and other financial institutions operating in the Company’s market or elsewhere or providing similar services;

•	The failure of assumptions underlying the establishment of allowances for loan losses and estimation of values of collateral and various financial assets and liabilities;

•	Volatility of rate sensitive deposits;

•	Operational risks, including data processing system failures or fraud;

•	Asset/liability matching risks and liquidity risks;

•	Changes in the economic environment, competition, or other factors that may influence the anticipated growth rate of loans and deposits, the quality of the loan portfolio and loan and deposit pricing, and the Company’s ability to successfully pursue acquisition and expansion strategies and integrate any acquired companies;

•	The impact from liabilities arising from legal or administrative proceedings on the financial condition of the Company;

•	Possible administrative or enforcement actions of banking regulators in connection with any material failure of the Banks to comply with banking laws, rules or regulations, including the failure of the Company and Midwest Bank and Trust Company to comply with the written agreement it entered into with the Federal Reserve and IDFPR;

•	Possible administrative or enforcement actions of the Securities and Exchange Commission (the “SEC”) in connection with the SEC inquiry of the restatement of the Company’s September 30, 2002 financial statements;

•	Governmental monetary and fiscal policies, as well as legislative and regulatory changes, that may result in the imposition of costs and constraints on the Company through higher FDIC insurance premiums, significant fluctuations in market interest rates, increases in capital requirements, and operational limitations;

•	Changes in general economic or industry conditions, nationally or in the communities in which the Company conducts business;

•	Changes in accounting principles, policies, or guidelines affecting the businesses conducted by the Company;

•	Acts of war or terrorism; and

•	Other economic, competitive, governmental, regulatory, and technical factors affecting the Company’s operations, products, services, and prices.
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
EXECUTIVE OFFICERS OF THE REGISTRANT
      Listed below are the executive officers of the Company as of March 9, 2005.
      James J. Giancola (56) was named Director, President, and Chief Executive Officer of the Company and Midwest Bank and Trust Company in September 2004. In November 2004, Mr. Giancola was named Chairman, Director, President, Chief Executive Officer of MBTC Investment Company. In February 2005, he was named Director of Midwest Financial and Investment Services, Inc. Prior to joining the Company, he was semi-retired and a private investor. Mr. Giancola has over 30 years experience in the banking industry. He served as president of Fifth Third Bank, Indiana from 1999 to 2000. He also served as president and CEO of CNB Bancshares, Inc., a seven billion dollar bank holding company in Evansville, Indiana from 1997 to 1999. Mr. Giancola also served as president of Gainer Bank located in Northwest Indiana.
      Daniel R. Kadolph, CPA (42) was named Senior Vice President and Chief Financial Officer in 2000. Mr. Kadolph was also named director of Midwest Financial and Investment Services, Inc. in March 2002. Mr. Kadolph was also named director of MBTC Investment Company in 2002. He has served as Comptroller of the Company since 1994 and Treasurer since 1997. Mr. Kadolph had served as a director of First Midwest Data Corp. from 2000 to 2002 and has served in various management capacities at the Company and Midwest Bank and Trust Company since 1988.

      David M. Viar (55) was named Executive Vice President and Chief Investment Officer of the Company and Midwest Bank and Trust Company in December 2004. In February 2005, Mr. Viar was named Director and Executive Vice President of MBTC Investment Company. Mr. Viar has over 25 years of experience in fixed income securities, funds management, derivatives, and asset/liability management for financial institutions. He has served as manager of funding and investments for Integra Bank Corporation, Evansville, Indiana from 2000 to 2004. He has also served in similar capacities at CNB Bancshares, Inc., Evansville, Indiana and Dominion Bankshares, Inc., Roanoke, Virginia.
      Edward H. Sibbald (56) was named Executive Vice President — Retail Banking and Marketing at Midwest Bank and Trust Company in 2004. Mr. Sibbald was also named director of Midwest Financial and Investment Services, Inc. in June 2004. He formerly was Executive Vice President and Director of Investor Relations and Marketing 2000 to 2005. Previously he served as a Senior Vice President of the Company in 2000 and as Chief Financial Officer of the Company from 1997 to 2000. Previously, Mr. Sibbald served as Executive Vice President from 1997 to 1999 and Senior Vice President-Administration from 1991 to 1997. Mr. Sibbald also served as a director of Midwest Bank of McHenry County from 1994 to 2002 and continues to serve as a director of Midwest Bank of Western Illinois.
      Mary C. Ceas, SPHR (47) was named Senior Vice President — Human Resources of the Company in 2000. Previously, Ms. Ceas was Vice President — Human Resources since 1997 and served as Director — Training and Development from 1995 to 1997.
      Sheldon Bernstein (58) was named Executive Vice President of Midwest Bank and Trust Company in January 2005. He previously served as Senior Vice President of the Company from 2001 to 2005. Mr. Bernstein has served as President of Midwest Bank and Trust Company, Cook County Region from 2000 to 2004. Previously, Mr. Bernstein served as Chief Operating Officer and Executive Vice President-Lending of Midwest Bank and Trust Company since 2000 and 1993, respectively. He was also served as director of Midwest Financial and Investment Services, Inc. from 2002 to 2005. Mr. Bernstein was a director of First Midwest Data Corp from 2001 to 2002.
      Thomas A. Caravello (56) was named Executive Vice President and Chief Credit Officer of Midwest Bank and Trust Company in January 2005. He has served as Senior Vice President — Credit Administration from 2003 to 2005. Prior he served as Vice President — Credit Administration from 1998 to 2003.
      Bruno P. Costa (44) was named Executive Vice President and Chief Operations and Technology Officer of Midwest Bank and Trust Company in January 2005. He served as President of the Information Services Division of Midwest Bank and Trust Company from 2002 to 2005. Mr. Costa served as President and Chief Executive Officer of First Midwest Data Corp. from 1995 to 2002. He held various management positions at Midwest Bank and Trust Company since 1983.
      Christopher J. Gavin (43) has served as President and Chief Executive Officer of Midwest Bank of Western Illinois since 1998. He was a Senior Vice President of the Company from 2000 to 2005. Mr. Gavin served as director of Midwest Financial and Investment Services, Inc. from 2002 to 2005. He also has been a director of Midwest Bank of Western Illinois since 1997 and has served as a director of Porter Insurance Agency, Inc. since 1998. Mr. Gavin was Executive Vice President and Chief Credit Officer of Midwest Bank of Western Illinois from 1997 to 1998.
      Thomas H. Hackett (57) was named Executive Vice President of Midwest Bank and Trust Company in November 2003. He previously was Division Manager at Banc One, Chicago, Illinois from 2002 to 2003. Prior, he was First Vice President of American National Bank of Chicago from 1997 to 2002. He has also served in similar capacities at First Chicago/ NBD, Park Ridge, IL, NBD of Woodridge and Heritage Bank of Woodridge, Illinois.
      Mary M. Henthorn (47) was named Executive Vice President of Midwest Bank and Trust Company in January 2005. She previously served as Senior Vice President of the Company from 2001 to 2005. She also served as President of Midwest Bank and Trust Company, DuPage County Region from 2002 to 2004. She served as director of Midwest Financial and Investment Services, Inc. from 2002 to 2005. Ms. Henthorn served as President and Chief Executive Officer of Midwest Bank of Hinsdale from 2000 to 2002. Previously, she served as Executive Vice President and a director of Midwest Bank of Hinsdale from 1996 to 2002. She held various management positions at Midwest Bank of Hinsdale and Midwest Bank and Trust Company since 1992.
      William H. Stoll (49) was named Executive Vice President of Midwest Bank and Trust Company in January 2005. In February 2005, he was named Director of Midwest Financial and Investment Services, Inc. He previously was Senior Vice President and Chief Lending Officer of Mercantile Bank, Hammond, Indiana from 2002 to 2005. Prior, he was National Bank Examiner of the Comptroller of the Currency, Chicago, IL from 2000 to 2002 and Senior Vice President — Manager — Commercial Lending of Fifth Third Bank, Merrillville, Indiana from 1999 to 2000. He has also served in similar capacities at Mercantile National Bank, Hammond, Indiana and NBD — Gainer Bank, Merrillville, Indiana.

Item 2.	Properties
      The following table sets forth certain information regarding the Company’s principal office and bank subsidiary facilities.

	Date	Net Book Value at	Leased or
Location	Acquired	December 31, 2004	Owned

	(In thousands)
Principal Office
501 West North Avenue Melrose Park, Illinois 60160	1987	$975	Owned

Midwest Bank and Trust Company Banking Offices
1606 North Harlem Avenue Elmwood Park, Illinois 60607	1959	1,605	Owned
300 South Michigan Avenue Chicago, Illinois 60604	1986	—	Leased
4012 North Pulaski Road Chicago, Illinois 60641	1993	922	Owned
7227 West Addison Street Chicago, Illinois 60634	1996	1,121	Owned
1601 North Milwaukee Avenue Chicago, Illinois 60647	2003	157	Owned
8301 West Lawrence Norridge, Illinois 60656	2003	4	*
245 South Addison Road Addison, Illinois 60101	2002	954	Owned
1441 Waukegan Road Glenview, Illinois 60025	2003	12	Leased
500 West Chestnut Street Hinsdale, Illinois 60521	1991	1,553	Owned
927 Curtiss Street Downers Grove, Illinois 60515	1996	3	Leased
505 North Roselle Road Roselle, Illinois 60172	1999	2,011	Owned
17622 Depot Street Union, Illinois 60180	1987	48	Owned
2045 East Algonquin Road Algonquin, Illinois 60102	1994	694	Owned
204 E. State Road Island Lake, Illinois 60042	1998	318	Owned
5555 Bull Valley Road McHenry, Illinois 60050	1998	1,197	Owned
Old McHenry Road Long Grove, Illinois	2003	2,794	Owned

Midwest Bank of Western Illinois Banking Offices
200 East Broadway Monmouth, Illinois 61462	1993	2,374	Owned
612 West Main Street Galesburg, Illinois 61401	1996	499	Owned
Schuyler Street Oquawka, Illinois 61469	1991	50	Owned

	Date	Net Book Value at	Leased or
Location	Acquired	December 31, 2004	Owned

	(In thousands)
104 S.E. 3rd Avenue Aledo, Illinois 61231	1999	145	Owned
106 South Kirk Kirkwood, Illinois 61473	1993	—	Owned
1120 North 6th Street Monmouth, Illinois 61462	2001	—	Leased

*	Land is leased and building is owned.
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
      The Company’s common stock is traded over-the-counter and quoted on the Nasdaq National Market under the symbol “MBHI.” As of March 9, 2005, the Company had approximately 2,100 stockholders of record. The table below sets forth the high and low sale prices of the common stock during the periods indicated. The Company has not repurchased common shares in 2003 and 2004.

	High	Low

2003
First Quarter	$21.13	$16.01
Second Quarter	20.55	16.81
Third Quarter	23.20	19.42
Fourth Quarter	24.15	21.84
2004
First Quarter	$25.00	$22.08
Second Quarter	24.39	21.31
Third Quarter	22.25	17.96
Fourth Quarter	23.17	19.20

      The Company has declared per share cash dividends with respect to its common stock in the last two fiscal years as follows:

2003
First Quarter	$0.10
Second Quarter	0.10
Third Quarter	0.12
Fourth Quarter	0.12
2004
First Quarter	$0.12
Second Quarter	0.12
Third Quarter	0.12
Fourth Quarter	0.12
      Holders of common stock are entitled to receive such dividends may be declared by the Board of Directors from time to time and paid out of funds legally available therefore. Because the Company’s consolidated net income consists largely of net income of the Banks, the Company’s ability to pay dividends depends upon its receipt of dividends from the Banks. The Banks’ ability to pay dividends is regulated by banking statutes. See “Supervision and Regulation, Financial Institution Regulation — Dividend Limitations.” The declaration of dividends by the Company is discretionary and depends on the Company’s earnings and financial condition, regulatory limitations, tax considerations and other factors including limitations imposed by the terms of the Company’s revolving lines of credit and limitations imposed by the terms of the Company’s outstanding Company’s obligated mandatory redeemable trust preferred securities. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity.” While the Board of Directors expects to continue to declare dividends quarterly, there can be no assurance that dividends will be paid in the future.
      The Company has formed four statutory trusts between June 2000 and December 2003 to issue a combination of $20.0 million in fixed rate trust preferred securities through one statutory trust and $34.0 million in floating rate trust preferred securities through three statutory trusts. The fixed rate offering was a retail placement filed with the SEC. The three floating rate offerings were pooled private placements exempt from registration under the Securities Act pursuant to Section 4(2) thereunder. The Company has provided a full, irrevocable, and unconditional subordinated guarantee of the obligations of the four trusts under the preferred securities. The Company is obligated to fund dividends on these securities before it can pay dividends on its shares of common stock. See Note 14 to the consolidated financial statements. These four trusts are detailed below as follows:

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
      The Company has given notice to the trustee that these securities will be redeemed on June 7, 2005.

Item 6.	Selected Consolidated Financial Data
      The following table sets forth certain selected consolidated financial data at or for the periods indicated. This information should be read in conjunction with the Company’s Consolidated Financial Statements and notes thereto included herein. See “Item 8, Consolidated Financial Statements and Supplementary Data.”

	Year Ended December 31,

	2004	2003	2002	2001	2000

	(Dollars in thousands, except per share data)
Statement of Income Data:
Total interest income	$105,407	$112,079	$112,721	$113,132	$109,792
Total interest expense	47,749	49,797	53,319	65,665	64,032

Net interest income	57,658	62,282	59,402	47,467	45,760
Provision for loan losses	4,224	10,205	18,532	2,220	1,850
Other income	(2,500)	23,086	14,008	12,802	7,695
Other expenses	52,733	43,495	33,909	31,463	29,360

Income before income taxes	(1,799)	31,668	20,969	26,586	22,245
Provision for income taxes	(4,175)	8,887	4,661	8,704	7,632

Net income	$2,376	$22,781	$16,308	$17,882	$14,613

Per Share Data(1):
Earnings per share (basic)	$0.13	$1.28	$1.01	$1.11	$0.91
Earnings per share (diluted)	0.13	1.25	0.99	1.09	0.90
Cash dividends declared	0.48	0.44	0.40	0.40	0.35
Book value at end of year	7.66	8.01	7.12	5.99	5.13
Tangible book value at end of year	7.42	7.77	6.83	5.87	4.99
Selected Financial Ratios:
Return on average assets(2)	0.10%	1.02%	0.86%	1.12%	1.07%
Return on average equity(3)	1.68	15.45	14.81	19.50	20.57
Dividend payout ratio	361.49	34.43	39.61	36.02	38.64
Average equity to average assets	6.12	6.60	5.83	5.75	5.18
Tier 1 risk-based capital	13.27	13.68	10.49	9.93	11.02
Total risk-based capital	14.65	14.74	11.74	10.82	11.94
Net interest margin (tax equivalent)(4)(5)	2.83	3.17	3.46	3.31	3.65
Loan to deposit ratio	73.13	68.16	81.74	82.82	75.95
Net overhead expense to average assets(6)	1.76	1.15	1.13	1.34	1.67
Efficiency ratio(7)	71.23	49.62	45.03	51.41	52.98

	Year Ended December 31,

	2004		2003		2002		2001		2000

	(Dollars in thousands, except per share data)
Loan Quality Ratios:
Allowance for loan losses to total loans at the end of year	1.46		1.45		1.83		1.01		1.04
Provision for loan losses to total loans	0.34		0.94		1.63		0.22		0.22
Net loans charged off to average total loans	0.18		0.79		0.73		0.07		0.11
Nonperforming loans to total loans at the end of year(8)	0.80		1.45		2.78		0.24		0.26
Nonperforming assets to total assets(9)	0.81		1.00		1.60		0.15		0.23
Allowance for loan losses to nonperforming loans	1.82	x	1.00	x	0.66	x	4.28	x	3.82x
Balance Sheet Data:
Total assets	$2,236,813		$2,264,149		$2,009,047		$1,810,422		$1,467,770
Total earning assets	2,056,038		2,061,747		1,908,533		1,711,030		1,371,519
Year-to-date average assets	2,310,594		2,234,293		1,889,511		1,593,939		1,370,386
Total loans	1,230,400		1,081,296		1,136,704		1,003,386		824,632
Allowance for loan losses	17,961		15,714		20,754		10,135		8,593
Total deposits	1,682,421		1,586,411		1,390,648		1,211,520		1,085,786
Total borrowings	387,701		512,160		462,382		442,150		289,093
Stockholders’ equity	137,423		143,081		114,951		96,214		82,576
Tangible stockholders’ equity(10)	133,063		138,721		111,929		94,272		80,463

(1)	Restated for 3-for-2 stock split paid on July 9, 2002.

(2)	Net income divided by year-to-date average assets.

(3)	Net income divided by year-to-date average equity.

(4)	Net interest income, on a fully tax-equivalent basis, divided by year-to-date average earning assets.

(5)	The following table reconciles reported net interest income on a fully tax-equivalent basis for the periods presented:

	2004	2003	2002	2001	2000

Net interest income	$57,658	$62,282	$59,402	$47,467	$45,760
Tax-equivalent adjustment to net interest income	2,886	4,333	2,890	2,624	1,304

Net interest income, fully tax-equivalent basis	$60,544	$66,615	$62,292	$50,091	$47,064

(6)	Noninterest expense less noninterest income, excluding security gains or losses, divided by average assets.

(7)	Noninterest income, excluding security gains or losses, plus net interest income on a fully tax-equivalent basis divided by noninterest expense excluding amortization and other real estate expense.

(8)	Includes total nonaccrual, impaired and all other loans 90 days or more past due.

(9)	Includes total nonaccrual, all other loans 90 days or more past due, and other real estate owned.

(10)	Stockholders’ equity less goodwill. The following table reconciles reported stockholders’ equity to tangible stockholders’ equity for the periods presented:

	2004	2003	2002	2001	2000

Stockholders’ equity	$137,423	$143,081	$114,951	$96,214	$82,576
Goodwill	4,360	4,360	3,022	1,942	2,113

Tangible stockholders’ equity	$133,063	$138,721	$111,929	$94,272	$80,463

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Overview
      The Company’s principal business is conducted by the Banks and consists of a full range of community-based financial services, including commercial and retail banking. The profitability of the Company’s operations depends primarily on its net interest income, provision for loan losses, other income, and other expenses. Net interest income is the difference between the income the Company receives on its loan and securities portfolios and its cost of funds, which consists of interest paid on deposits and borrowings. The provision for loan losses reflects the cost of credit risk in the Company’s loan portfolio. Other income consists of service charges on deposit accounts, securities gains or losses, non-cash impairment loss on equity securities, net trading profits or losses, gains on sales of loans, insurance and brokerage commissions, trust income, increase in cash surrender value of life insurance, and other income. Other expenses include salaries and employee benefits, occupancy and equipment expenses, professional services, and other noninterest expenses.
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
      The Company’s methodology for determining the allowance for loan losses represents an estimation pursuant to either Statement of Financial Accounting Standards No. (“SFAS”) 5, Accounting for Contingencies, or SFAS 114, Accounting by Creditors for Impairment of a Loan. The allowance reflects expected losses resulting from analyses developed through specific credit allocations for individual loans and historical loss experience for each loan category. The specific credit allocations are based on regular analyses of all commercial, commercial real estate, and agricultural loans over $300,000 where the internal credit rating is at or below a predetermined classification. These analyses involve a high degree of judgment in estimating the amount of loss associated with specific loans, including estimating the amount and timing of future cash flows and collateral values. The Company’s historical loss experience is updated quarterly. The allowance for loan losses also includes consideration of concentrations and changes in portfolio mix and volume, and other qualitative factors. In addition, regulatory agencies, as an integral part of their losses, may require the Company to make additions to the allowance based on their judgment about information available to them at the time of their examinations.
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
Consolidated Results of Operations

2004 Compared to 2003
      Set forth below are some highlights of 2004 results compared to 2003.

•	Total assets decreased $27.3 million, or 1.2%, to $2.2 billion as of December 31, 2004 from December 31, 2003.

•	Loans increased $149.1 million, or 13.8%, to $1.2 billion as of December 31, 2004 compared to December 31, 2003.

•	Net loans charged off to average total loans were 0.18% at December 31, 2004 compared to 0.79% the prior year.

•	Securities decreased by $214.3 million, or 25.1%, in 2004 compared to 2003.

•	Allowance to nonperforming loans coverage increased to 1.82x in 2004 from 1.00x in 2003.

•	Net income decreased $20.4 million, or 89.6%, to $2.4 million for the year ended December 31, 2004 compared to $22.8 million for the year ended December 31, 2003.

•	Non-cash impairment loss on equity securities of $10.1 million as of December 31, 2004.

•	The return on average assets was 0.10% for 2004, 1.02% for 2003, and 0.86% for 2002.

•	The return on average equity decreased to 1.68% in 2004 from 15.45% in 2003 due to the decrease in earnings.
      Net Interest Income. Net interest income on a fully tax-equivalent basis decreased $6.1 million, or 9.1%, to $60.5 million in 2004 from $66.6 million in 2003, despite an increase in total earning assets of $39.4 million in 2004 (which was offset by a $69.2 million increase in interest-bearing liabilities). The decline in net interest income was primarily the result of lower yields on earning assets (which was partially offset by a decrease in the rates paid on liabilities), which resulted in a decrease in the net interest margin to 2.83% from 3.17% in 2003.
      Interest income on loans (on a fully tax-equivalent basis) decreased $4.6 million to $68.1 million in 2004 from $72.7 million in 2003 due to a decrease in average rates paid on loans from 6.52% to 6.08% despite an increase of $3.6 million in average loans. The Company held $120.7 million in cash equivalents in 2004 (compared with $25.0 million in 2003) which earned 1.14% on average. Interest income on securities (on a fully tax-equivalent basis) decreased $4.6 million to $38.8 million in 2004 from $43.4 million in 2003 as a result of a decrease of yields on securities from 4.53% in 2003 to 4.31% in 2004 plus a $59.9 million decrease in average securities.
      The Company took several actions in the fourth quarter to change the mix and profile of its investment portfolio. Set forth are some of those steps.

•	Sold $324.4 million of U.S. Agency notes and corporate bonds with a weighted average yield of 3.24% in order to prepay $115.0 million of Federal Home Loan Bank Advances with a weighted average yield of 5.44% as well as to invest in securities with shorter duration.

•	Purchased $194.9 million in mortgage-backed securities with a weighted average yield of 4.53% and duration of 3.6 years in January 2005:

•	$174.9 million of these purchases are hybrid ARMs: 5/1, 7/1, and 10/1 products with yields ranging between 4.24% to 4.80% and duration from 2.9 to 4.0 years and

•	$20.0 million was invested in a 15 year product with a yield of 4.54% and duration of 4.3 years.
The Company expects these newly purchased securities to provide added cash flow to fund future loan growth. The Company’s focus on future investment purchases is to maintain an adequate level of liquidity and to shorten the duration of its investment portfolio.
      Interest expense on interest-bearing liabilities decreased $2.0 million to $47.7 million in 2004 from $49.8 million in 2003, or 4.1%, despite an increase of $69.2 million in average balances, due primarily to the decrease in interest expense on borrowings. The Company prepaid $115.0 million in FHLB advances in its efforts to reposition the balance sheet. Interest expense on total borrowings decreased due to a purchase accounting adjustment related to the BFFC acquisition of $2.1 million associated with part of the prepayment of FHLB advances which reduced the interest expense on the FHLB advances in 2004. The Company has given notice to the trustee that the $20.0 million 10.0% trust preferred securities will be redeemed on June 7, 2005. This action should reduce interest expense by approximately 400 basis points going forward.
      Provision for Loan Losses. The provision for loan losses decreased $6.0 million, or 58.6%, to $4.2 million in 2004 from $10.2 million in 2003 primarily due to reduced provisions relating to decreased nonperforming loans, which decreased from $15.7 million at December 31, 2003 to $9.9 million at December 31, 2004 (see Non-Performing Loans). As of December 31, 2004, the allowance for loan losses totaled $18.0 million, or 1.46% of total loans, and was equal to 181.5% of nonperforming loans.
      Other Income. The Company’s total other income decreased $25.6 million, or 110.8%, to a loss of $2.5 million in 2004 from $23.1 million in 2003. Other income as a percentage of average assets was -0.11% for the year ended 2004 compared to 1.03% for the year ended 2003. The decrease in other income in 2004 compared to 2003 was primarily due to the following factors:

•	$9.8 million decrease in net gains or losses on securities transactions, which includes the $6.1 million in hedge ineffectiveness;

•	$10.1 million non-cash impairment charge on equity securities;

•	$5.9 million decrease in trading profits; and

•	Gains on sale of loans and insurance and brokerage commissions decreased by $484,000 and $119,000, respectively.
These decreases were partially offset by the increase in service charges on deposits, trust income, and the cash surrender value of life insurance, which increased by $83,000, $34,000, and $635,000, respectively, in 2004.
      Other Expenses. The Company’s total other expenses increased $9.2 million, or 21.2%, to $52.7 million in 2004 from $43.5 million in 2003. Other expenses as a percentage of average assets were 2.28% for the year ended 2004 compared to 1.95% for the year ended 2003. Net overhead expenses were 1.76% as a percentage of average assets in 2004 compared to 1.15% in 2003. The increase in total other expenses in 2004 was primarily due to the following factors:

•	Salaries and employee benefits increased $3.5 million due to a retirement benefit obligation of $1.5 million and severance expense of $359,000 as well as an increase in full-time staff positions and annual merit increases;

•	Occupancy and equipment increased $473,000 in 2004 compared to the prior year;

•	Professional services increased $413,000 for 2004 compared to 2003 due to legal, consulting, and Sarbanes-Oxley Section 404 compliance expenses; and

•	Prepayment penalties associated with the FHLB advances, as mentioned above, were $4.2 million.
      These increases contributed to an increase in the efficiency ratio to 71.23% for the year ended December 31, 2004 compared to 49.62% in 2003.
      Federal and State Income Tax. The Company’s consolidated income tax rate varies from statutory rates principally due to interest income from tax-exempt securities and loans. The Company recorded income tax benefit of $4.2 million in 2004 compared to $8.9 million in expense in 2003, a decrease of 147.0%. Interest income on U.S. Agency notes is exempt from state income tax. In addition, net income before tax was significantly lower than in the prior year. Management expects increased net income and income tax expense in 2005.

2003 Compared to 2002
      Set forth below are some highlights of 2003 results compared to 2002.

•	Net income increased $6.5 million, or 39.7%, to $22.8 million for the year ended December 31, 2003 compared to $16.3 million for the year ended December 31, 2002.

•	The return on average assets was 1.02% for 2003 and 0.86% for 2002.

•	The return on average equity increased to 15.45% in 2003 from 14.81% in 2002 due to the increase in earnings, while decreasing from 19.50% in 2001 due to increased lower incremental increases in earnings and larger amount of equity.

•	Total assets increased $255.1 million, or 12.7%, to $2.3 billion as of December 31, 2003 from $2.0 billion as of December 31, 2002.
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
      Other Income. The Company’s total other income increased $9.1 million, or 64.8%, to $23.1 million in 2003 from $14.0 million in 2002. Other income as a percentage of average assets was 1.03% for the year ended 2003 compared to 0.74% for the year ended 2002. Net gains on securities transactions were $5.3 million for the year ended December 31, 2003 compared to $1.5 million for the year ended December 31, 2002. Net trading profits increased $4.0 million from the $2.3 million for the year ended December 31, 2002 compared to $6.3 million for the year ended December 31, 2003.
      Insurance and brokerage commissions, service charges on deposits as a result of a larger deposit base, and mortgage banking fees, increased by $754,000, $164,000, and $355,000, respectively.
      Other Expenses. The Company’s total other expenses increased $9.6 million, or 28.3%, to $43.5 million in 2003 from $33.9 million in 2002. Other expenses as a percentage of average assets were 1.95% for the year ended 2003 compared to 1.79% for the year ended 2002. Net overhead expenses were 1.15% as a percentage of average assets in 2003 compared to 1.13% in 2002. The increase in total other expenses in 2003 was primarily due to the following factors:

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
      These increases contributed to an increase in the efficiency ratio from 49.62% for the year ended December 31, 2003 compared to 45.03% in 2002.
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

Interest-Earning Assets and Interest-Bearing Liabilities
      The following table sets forth the average balances, net interest income and expense and average yields and rates for the Company’s interest-earning assets and interest-bearing liabilities for the indicated periods on a tax-equivalent basis assuming a 35.0% tax rate for 2004, 2003, and 2002.

	For the Year Ended December 31,

	2004			2003			2002

	Average		Average	Average		Average	Average		Average
	Balance	Interest	Rate	Balance	Interest	Rate	Balance	Interest	Rate

	(Dollars in thousands)
Interest-Earning Assets:
Federal funds sold and interest-bearing due from banks	$120,661	$1,378	1.14%	$24,956	$247	0.99%	$8,796	$138	1.57%
Securities:
Taxable(1)	882,333	37,609	4.26	888,577	38,647	4.35	639,226	36,542	5.72
Exempt from federal income taxes(1)	17,519	1,200	6.85	71,191	4,786	6.72	59,662	4,033	6.76

Total securities	899,852	38,809	4.31	959,768	43,433	4.53	698,888	40,575	5.81
Loans:
Commercial loans(1)(3)(4)	193,703	10,771	5.56	219,277	12,764	5.82	229,525	13,175	5.74
Commercial real estate loans(1)(3)(4)	731,206	45,808	6.26	704,514	47,031	6.68	684,414	49,044	7.17
Agricultural loans(1)(3)(4)	63,816	3,845	6.03	57,112	3,657	6.40	53,853	3,702	6.87
Consumer real estate loans(3)(4)	119,888	6,849	5.71	122,390	8,249	6.74	108,339	7,805	7.20
Consumer installment loans(3)(4)	11,308	833	7.37	12,992	1,031	7.94	14,183	1,172	8.26

Total loans	1,119,921	68,106	6.08	1,116,285	72,732	6.52	1,090,314	74,898	6.87

Total interest-earning Assets	$2,140,434	$108,293	5.06%	$2,101,009	$116,412	5.54%	$1,797,998	$115,611	6.43%

Interest-Bearing Liabilities:
Deposits:
Interest-bearing demand deposits	$230,441	$2,841	1.23%	$181,474	$2,143	1.18%	$135,943	$2,035	1.50%
Money-market demand accounts and savings accounts	349,348	4,858	1.39	326,491	3,853	1.18	260,151	4,271	1.64
Time deposits less than $100,000	771,874	20,413	2.64	718,495	20,130	2.80	590,978	21,298	3.60
Time deposits of $100,000 or more	90,044	1,985	2.20	111,372	2,670	2.40	133,991	4,132	3.08
Public funds	25,893	505	1.95	56,453	1,269	2.25	72,495	2,300	3.17

Total interest-bearing deposits	1,467,600	30,602	2.09	1,394,285	30,065	2.16	1,193,558	34,036	2.85
Borrowings:
Federal funds purchased and repurchase agreements	220,252	5,664	2.57	223,608	6,111	2.73	172,011	4,518	2.63
FHLB advances	241,612	7,916	3.28	256,583	10,862	4.23	235,923	13,004	5.51
Notes payable and other borrowings	56,038	3,567	6.37	41,848	2,759	6.59	30,472	1,761	5.78

Total borrowings	517,902	17,147	3.31	522,039	19,732	3.78	438,406	19,283	4.40

Total interest-bearing liabilities	$1,985,502	$47,749	2.40%	$1,916,324	$49,797	2.60%	$1,631,964	$53,319	3.27%

Net interest income (tax equivalent)(1)(5)		$60,544	2.65%		$66,615	2.94%		$62,292	3.16%

Net interest margin (tax equivalent)(1)			2.83%			3.17%			3.46%
Net interest income(2)(5)		$57,658			$62,282			$59,402

Net interest margin(2)			2.69%			2.96%			3.30%

(1)	Adjusted for 35% tax rate in 2004, 2003, and 2002 and adjusted for the dividends-received deduction where applicable.

(2)	Not adjusted for 35% tax rate in 2004, 2003, and 2002 or for the dividends-received deduction.

(3)	Nonaccrual loans are included in the average balance; however, these loans are not earning any interest.

(4)	Includes loan fees which are immaterial.

(5)	The following table reconciles reported net interest income on a tax equivalent basis for the periods presented:

	2004	2003	2002

Net interest income	$57,658	$62,282	$59,402
Tax equivalent adjustment to net interest income	2,886	4,333	2,890

Net interest income, tax equivalent basis	$60,544	$66,615	$62,292

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
      The following table sets forth an analysis of volume and rate changes in interest income and interest expense of the Company’s average interest-earning assets and average interest-bearing liabilities for the indicated periods on a tax-equivalent basis assuming a 35.0% tax rate in 2004, 2003, and 2002. The table distinguishes between the changes related to average outstanding balances (changes in volume holding the interest rate constant) and the changes related to average interest rates (changes in average rate holding the outstanding balance constant). The change in interest due to both volume and rate has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of the change in each.

	For the Year Ended December 31,

	2004 Compared to 2003			2003 Compared to 2002
	Change Due to			Change Due to

	Net	Volume	Rate	Net	Volume	Rate

Interest-Earning Assets:
Federal funds sold and interest-bearing due from banks	$1,131	$1,087	$44	$109	$176	$(67)
Securities taxable	(1,038)	(270)	(768)	2,105	12,141	(10,036)
Securities exempt from federal income taxes	(3,586)	(3,675)	89	753	775	(22)
Commercial loans	(1,993)	(1,441)	(552)	(411)	(595)	184
Commercial real estate loans	(1,223)	1,740	(2,963)	(2,013)	1,411	(3,424)
Agricultural loans	188	412	(224)	(45)	217	(262)
Consumer real estate loans	(1,400)	(166)	(1,234)	444	969	(525)
Consumer installment loans	(198)	(127)	(71)	(141)	(96)	(45)

Total interest-earning assets	$(8,119)	$(2,440)	$(5,679)	$801	$14,998	$(14,197)

	For the Year Ended December 31,

	2004 Compared to 2003			2003 Compared to 2002
	Change Due to			Change Due to

	Net	Volume	Rate	Net	Volume	Rate

Interest-Bearing Liabilities:
Interest-bearing demand deposits	$698	$600	$98	$108	$593	$(485)
Money market demand accounts and savings accounts	1,005	283	722	(418)	943	(1,361)
Time deposits of less than $100,000	283	1,448	(1,165)	(1,168)	4,092	(5,260)
Time deposits of $100,000 or more	(685)	(482)	(203)	(1,462)	(631)	(831)
Public funds	(764)	(614)	(150)	(1,031)	(445)	(586)
Federal funds purchased and repurchase agreements	(447)	(91)	(356)	1,593	1,404	189
FHLB advances	(2,946)	(604)	(2,342)	(2,142)	1,066	(3,208)
Notes payable and other borrowings	808	906	(98)	998	725	273

Total interest-bearing liabilities	$(2,048)	$1,446	$(3,494)	$(3,522)	$7,747	$(11,269)

Net interest	$(6,071)	$(3,886)	$(2,185)	$4,323	$7,251	$(2,928)

Financial Condition

Loans
      The following table sets forth the composition of the Company’s loan portfolio as of the indicated dates.

	December 31,

	2004	2003	2002	2001	2000

	(In thousands)
Commercial	$211,278	$203,920	$229,764	$220,801	$205,698
Commercial real estate	781,547	711,891	730,836	612,687	448,988
Agricultural	62,949	58,144	57,426	48,772	47,773
Consumer real estate(1)	164,455	96,107	105,391	109,329	108,780
Consumer installment	10,665	12,124	14,573	13,375	14,529

Total loans, gross	1,230,894	1,082,186	1,137,990	1,004,964	825,768
Net deferred fees	(494)	(890)	(1,286)	(1,578)	(1,136)

Total loans	1,230,400	1,081,296	1,136,704	1,003,386	824,632
Allowance for loan losses	(17,961)	(15,714)	(20,754)	(10,135)	(8,593)

Net loans	$1,212,439	$1,065,582	$1,115,950	$993,251	$816,039

Loans held for sale:
Consumer real estate	$693	$1,571	$4,924	$3,414	$616

(1)	Includes loans held for sale.
      Total loans increased $149.1 million, or 13.8%, to $1.2 billion at December 31, 2004 from December 31, 2003. Set forth below are other highlights of the loan portfolio.

•	Commercial loans increased $7.4 million to $211.3 million as of December 31, 2004 from $203.9 million as of December 31, 2003, an increase of 3.6%.

•	Commercial real estate loans increased $69.7 million, or 9.8%, from December 31, 2003. The Company has added lending personnel to assist in the growth in this category in which the Company maintains a primary focus.

•	Agricultural loans increased $4.8 million, or 8.3% as of December 31, 2004 compared to December 31, 2003.

•	Consumer real estate loans increased $68.3 million, or 71.1%, to $164.5 million as of December 31, 2004 compared to $96.1 million as of December 31, 2003. The Company purchased $30.2 million in fixed rate mortgages at an average yield of 4.61% in June 2004 and $11.2 million in adjustable rate mortgages at an average yield of 4.92% in December 2004 to offset loans paid off during the year.

•	Most consumer residential mortgage loans the Company originates are sold in the secondary market. At any point in time, loans will be at various stages of the mortgage banking process. Included as part of consumer real estate loans are loans held for sale. The carrying value of these loans approximated their market value at that time.
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
The Company will implement strategies to increase loans as a percentage of earning assets and diversify the portfolio mix. The Company has engaged an executive recruiting firm to identify seasoned loan officers. The Company will also focus on consumer mortgage originators and consumer lending on a direct basis. During the fourth quarter of 2004, total loans increased by 7.8%. Loan production levels continue to improve into 2005.

Loan Maturities
      The following table sets forth the remaining maturities, based upon contractual dates, for selected loan categories as of December 31, 2004.

		1-5 Years		Over 5 Years
	One Year
	Or Less	Fixed	Variable	Fixed	Variable	Total

	(In thousands)
Commercial	$148,652	$26,709	$29,642	$4,819	$1,456	$211,278
Commercial real estate	394,985	283,524	65,725	24,201	13,112	781,547
Agricultural	20,904	6,368	10,700	3,183	21,794	62,949
Consumer real estate	26,941	9,479	16,082	41,704	70,249	164,455
Consumer installment	4,671	5,256	11	727	—	10,665

Total loans, gross	596,153	331,336	112,160	74,634	106,611	1,230,894
Net deferred fees	(494)	—	—	—	—	(494)

Total loans	$596,659	$331,336	$112,160	$74,634	$106,611	$1,230,400

Nonperforming Loans
      The Company’s financial statements are prepared on the accrual basis of accounting, including the recognition of interest income on its loan portfolio. The accrual of interest on loans is discontinued at the time the loan is 90 days past due unless the credit is well-secured and in process of collection. Past due status is based on contractual terms of the loan. In all cases, loans are placed on nonaccrual or charged off at an earlier date if collection of principal or interest is considered doubtful. All interest accrued but not collected for loans that are placed on nonaccrual or charged off is reversed against interest income. The interest on these loans is accounted for on the cash-basis or cost-recovery method, until qualifying for return to accrual. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured.
      Under Statement of Financial Accounting Standards No. 114 and No. 118, the Company defined loans that are individually evaluated for impairment to include commercial, commercial real estate and agricultural loans over $300,000 that are in nonaccrual status or were restructured. All other smaller balance loans with similar attributes (such as auto) are evaluated for impairment in total.
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

      The following table sets forth information on the Company’s nonperforming loans and other nonperforming assets as of the indicated dates.

	December 31,

	2004	2003	2002	2001	2000

	(Dollars in thousands)
Nonaccrual and impaired loans not accruing	$9,865	$15,665	$29,035	$1,774	$1,168
Impaired and other loans 90 days past due and accruing	29	18	2,514	595	1,082

Total nonperforming loans	9,894	15,683	31,549	2,369	2,250
Other real estate	8,224	6,942	533	355	1,153

Total nonperforming assets	$18,118	$22,625	$32,082	$2,724	$3,403

Total nonperforming loans to total loans	0.80%	1.45%	2.78%	0.24%	0.26%
Total nonperforming assets to total loans and other real estate	1.46	2.08	2.82	0.27	0.41
Total nonperforming assets to total assets	0.81	1.00	1.60	0.15	0.23
      During 2004, 2003, and 2002, the Company recognized interest income on impaired loans of $2.9 million, $2.1 million and $207,000, respectively. Interest income on impaired loans increased in 2004 and 2003 compared to 2002 as the Company enhanced its risk ratings of loans and took steps to proactively identify and workout problem loans.
      Nonperforming loans decreased $5.8 million or 36.9% to $9.9 million at December 31, 2004 from $15.7 million at December 31, 2003. A number of problem loans were successfully collected during the year. Other real estate increased $1.3 million in 2004 from $6.9 million in 2003 to $8.2 million. This increase was due to development expenditures for the townhouse project which is being marketed on a per unit basis. Total nonperforming assets decreased by $4.5 million from $22.6 million in 2003 to $18.1 million in 2004. Aggressive collection efforts continue with $1.4 million in further reductions in nonperforming assets since December 31, 2004. In addition, Midwest Bank and Trust Company has established a loan workout unit to direct collection efforts. See Note 7 to the Notes to Consolidated Financial Statements.

Analysis of Allowance for Loan Losses
      The Company recognizes that credit losses will be experienced and the risk of loss will vary with, among other things, general economic conditions; the type of loan being made; the creditworthiness of the borrower over the term of the loan; and in the case of a collateralized loan, the quality of the collateral for such loan. The allowance for loan losses represents the Company’s estimate of the amount needed necessary to provide for probable incurred losses in the portfolio. In making this determination, the Company analyzes the ultimate collectibility of the loans in its portfolio by incorporating feedback provided by internal loan staff and information provided by examinations performed by regulatory agencies. The Company makes an ongoing evaluation as to the adequacy of the allowance for loan losses.
      On a quarterly basis, management of the Banks meets to review the adequacy of the allowance for loan losses. Each loan officer grades these individual commercial credits and the Company’s independent loan review personnel reviews the officers’ grades. In the event that the loan is downgraded during this review, the loan is included in the allowance analysis at the lower grade. The grading system is in compliance with the regulatory classifications, and the allowance is allocated to the loans based on the regulatory grading, except in instances where there are known differences (e.g. collateral value is nominal).
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
      The Company’s methodology for determining the allowance for loan losses represents an estimation done pursuant to either Statement of Financial Accounting Standards No. (“SFAS”) 5, Accounting for Contingencies, or SFAS 114, Accounting by Creditors for Impairment of a Loan. The allowance reflects expected losses resulting from analyses developed through specific credit allocations for individual loans and historical loss experience for each loan category. The specific credit allocations are based on regular analyses of all commercial, commercial real estate and agricultural loans over $300,000 where the internal credit rating is at or below a predetermined classification. These analyses involve a high degree of judgment in estimating the amount of loss associated with specific loans, including estimating the amount and timing of future cash flows and collateral values. The Company’s historical loss experience is updated quarterly. The allowance for loan losses also includes consideration of concentrations and changes in portfolio mix and volume, and other qualitative factors. In addition, regulatory agencies, as an integral part of their losses, may require the Company to make additions to the allowance based on their judgment about information available to them at the time of their examinations.
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

	Year Ended December 31,

	2004	2003	2002	2001	2000

	(Dollars in thousands)
Average total loans	$1,119,921	$1,116,285	$1,090,314	$917,610	$745,085

Total loans at end of year	$1,230,400	$1,081,296	$1,136,704	$1,003,386	$824,632

Total nonperforming loans	$9,894	$15,683	$31,549	$2,369	$2,250

Allowance at beginning of year	$15,714	$20,754	$10,135	$8,593	$7,567
Allowance from acquired bank	—	300	—	—	—
Allowance adjustment for loan sale by related parties(1)	—	(6,685)	—	—	—
Charge-offs:
Commercial loans	1,132	8,111	6,957	541	874
Consumer real estate loans	49	72	14	49	56
Commercial real estate loans	1,168	1,526	651	231	89
Agricultural loans	—	168	284	—	11
Consumer installment loans	173	128	300	56	77

Total charge-offs	2,522	10,005	8,206	877	1,107

	Year Ended December 31,

	2004		2003		2002		2001		2000

	(Dollars in thousands)
Recoveries:
Commercial loans	189		1,081		206		168		256
Consumer real estate loans	37		2		47		2		6
Commercial real estate loans	261		10		5		—		1
Agricultural loans	—		—		—		—		—
Consumer installment loans	58		52		35		29		20

Total recoveries	545		1,145		293		199		283

Net charge-offs	1,977		8,860		7,913		678		824
Provision for loan losses	4,224		10,205		18,532		2,220		1,850

Allowance at end of the year	$17,961		$15,714		$20,754		$10,135		$8,593

Net charge-off to average total loans	0.18%		0.79%		0.73%		0.07%		0.11%
Allowance to total loans at end of year	1.46		1.45		1.83		1.01		1.04
Allowance to nonperforming loans	1.82	x	1.00	x	0.66	x	4.28	x	3.82x

(1)	Adjustment made following the March 26, 2003 receipt of $13.3 million of proceeds relating to the sale of certain loans, of which $12.5 million was applied to outstanding principal, $750,000 to the letter of credit, and $67,000 applied to interest income and late charges. See Note 28 to the Notes to Consolidated Financial Statements.
      The provision for loan losses decreased $6.0 million, or 58.6%, to $4.2 million for the year ended December 31, 2004 from $10.2 million for the year ended December 31, 2003. The allowance for loan losses was $18.0 million at December 31, 2004 and $15.7 million at December 31, 2003. Total recoveries on loans previously charged off were $545,000 for the year ended December 31, 2004 and $1.1 million for the year ended December 31, 2003. These recoveries were due primarily to payments from customers’ bankruptcy proceedings or payment plans on charged-off loans.
      Net charge-offs decreased $6.9 million to $2.0 million, or 0.18% of average loans in 2004 compared to $8.9 million, or 0.79%, of average loans in 2003. Allowance for loan losses to nonperforming loans ratio was 1.82x and 1.00x at December 31, 2004 and December 31, 2003, respectively.
      The following table sets forth the Company’s allocation of the allowance for loan losses by types of loans as of the indicated dates.

	December 31,

	2004		2003		2002		2001		2000

		Loan		Loan		Loan		Loan		Loan
		Category		Category		Category		Category		Category
		To		To		To		To		To
		Gross		Gross		Gross		Gross		Gross
	Amount	Loans	Amount	Loans	Amount	Loans	Amount	Loans	Amount	Loans

	(Dollars in thousands)
Commercial	$8,553	17.16%	$7,242	18.84%	$15,392	20.19%	$5,339	22.00%	$4,579	24.91%
Commercial real estate	6,935	63.49	7,286	65.78	3,141	64.22	2,386	60.95	1,865	54.37
Agricultural	408	5.11	190	5.37	426	5.05	737	4.86	659	5.79
Consumer real estate	419	13.36	289	8.88	145	9.26	310	10.89	206	13.17
Consumer installment	475	0.87	410	1.12	421	1.28	173	1.30	138	1.76
Unallocated	782	—	297	—	1,229	—	1,190	—	1,146	—

Total allowance for loan losses	$17,961	100.00%	$15,714	100.00%	$20,754	100.00%	$10,135	100.00%	$8,593	100.00%

     As of December 31, 2004, approximately 47.6% of the allowance was allocated to commercial loans, while 46.1% was allocated in the prior year. During March 2003, $13.3 million of classified nonperforming loans were sold to an insider group. For more information please see Note 28 to the Notes to Consolidated Financial Statements. During 2002 and 2003, the Company experienced asset quality deterioration in commercial and commercial real estate loans. Asset quality has improved and is evidenced by the following:

•	Net commercial loan charge-offs were $943,000 in 2004 compared to $7.0 million in 2003.

•	Net commercial real estate loan charge-offs were $907,000 in 2004 compared to $1.5 million in 2003.

•	Loans subject to adverse classification (substandard and doubtful) have decreased to $40.0 million at December 31, 2004 from $51.4 million at December 31, 2003.
      The Company utilizes an internal asset classification system as a means of reporting problem and potential problem assets. At each scheduled Bank Board of Directors meeting, a watch list is presented, showing significant loan relationships listed as Special Mention, Substandard, and Doubtful. Set forth below is a discussion of each of these classifications.

	December 31,

	2004	2003

	(In thousands)
Special mention	$30,666	$12,711
Substandard	38,107	48,643
Doubtful	1,849	2,744

Total	$70,622	$64,098

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
      Substandard: A substandard extension of credit is one inadequately protected by the current sound worth and paying capacity of the obligor or of the collateral pledged, if any. Extensions of credit so classified must have a well-defined weakness or weaknesses that jeopardize the liquidation of the debt. They are characterized by the distinct possibility that the Bank will sustain some loss if the deficiencies are not corrected. In other words, there is more than normal risk of loss. Loss potential, while existing in the aggregate amount of substandard credits, does not have to exist in individual extensions of credit classified substandard.
      The likelihood that a substandard loan will be paid from the primary source of repayment may also be uncertain. Financial deterioration is underway and very close attention is warranted to insure that the loan is collected without a loss. The Bank may be relying on a secondary source of repayment, such as liquidating collateral, or collecting on guarantees. The borrower cannot keep up with either the interest or principal payments. If the Bank is forced into a subordinated or unsecured position due to flaws in documentation, the loan may also be substandard. If the loan must be restructured, or interest rate concessions made, it should be classified as such. If the bank is contemplating foreclosure or legal action, the credit is likely substandard.
      Doubtful: An extension of credit classified doubtful has all the weaknesses inherent in one classified substandard with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions and values, highly questionable and improbable. The possibility of loss is extremely high; however, because of certain important and reasonably specific pending factors that may work to the advantage of and strengthen the credit, its classification as an estimated loss is deferred until its more exact status may be determined. Pending factors may include a proposed merger or acquisition, liquidation proceedings, capital injection, perfecting liens on additional collateral, or refinancing plans.
      If the primary source of repayment is gone, and there is doubt as to the quality of the secondary source, then the loan will be considered doubtful. If a court suit is pending, and is the only means of collection, a loan is generally doubtful. As stated above, the loss amount in this category is often undeterminable, and the loan is classified doubtful until said loss can be determined.
      The Company’s determination as to the classification of its assets and the amount of its valuation allowances is subject to review by the Banks’ primary regulators in the course of its regulatory examinations, which can order the establishment of additional general or specific loss allowances. There can be no assurance that regulators, in reviewing the Company’s loan portfolio, will not request the Company to materially increase its allowance for loan losses. Although management believes that adequate specific and general loan loss allowances have been established, actual losses are dependent upon future events and, as such, further additions to the level of specific and general loan loss allowances may become necessary. The Company’s allowance for loan losses at December 31, 2004 is considered by management to be adequate.

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
      The total fair value of the securities portfolio was $638.0 million as of December 31, 2004, or 95.9% of amortized cost. The fair value of the securities portfolio was $853.4 million and $772.3 million as of December 31, 2003 and 2002, respectively.

      The following tables set forth the composition of the Company’s securities portfolio by major category as of the indicated dates. The securities portfolio as of December 31, 2004, 2003, and 2002 has been categorized as either available-for-sale or held-to-maturity in accordance with SFAS No. 115.

	December 31, 2004

	Held-to-Maturity		Available-for-Sale		Total

	Amortized	Fair	Amortized		Amortized		% of
	Cost	Value	Cost	Fair Value	Cost	Fair Value	Portfolio

	(Dollars in thousands)
U.S. Treasury and obligations of U.S. government agencies	$—	$—	$397,510	$370,834	$397,510	$370,834	59.72%
Obligations of states and political subdivisions	9,574	9,833	1,909	1,967	11,483	11,800	1.73
Mortgage-backed securities	80,159	79,967	51,016	50,250	131,175	130,217	19.71
Equity securities	—	—	114,331	114,507	114,331	114,507	17.18
Other bonds	—	—	11,074	10,653	11,074	10,653	1.66

Total	$89,733	$89,800	$575,840	$548,211	$665,573	$638,011	100.00%

	December 31, 2003

	Held-to-Maturity		Available-for-Sale		Total

	Amortized	Fair	Amortized		Amortized		% of
	Cost	Value	Cost	Fair Value	Cost	Fair Value	Portfolio

	(Dollars in thousands)
U.S. Treasury and obligations of U.S. government agencies	$—	$—	$360,280	$336,604	$360,280	$336,604	40.99%
Obligations of states and political subdivisions	12,840	13,468	35,124	37,202	47,964	50,670	5.46
Mortgage-backed securities	43,234	43,771	172,420	173,510	215,654	217,281	24.54
Equity securities	—	—	159,391	154,760	159,391	154,760	18.13
Other bonds	—	—	95,625	94,064	95,625	94,064	10.88

Total	$56,074	$57,239	$822,840	$796,140	$878,914	$853,379	100.00%

	December 31, 2002

	Held-to-Maturity		Available-for-Sale		Total

	Amortized		Amortized		Amortized		% of
	Cost	Fair Value	Cost	Fair Value	Cost	Fair Value	Portfolio

	(Dollars in thousands)
U.S. Treasury and obligations of U.S. government agencies	$—	$—	$23,856	$23,544	$23,856	$23,544	3.14%
Obligations of states and political subdivisions	17,706	18,666	55,109	57,720	72,815	76,386	9.58
Mortgage-backed securities	100,914	101,755	495,569	504,432	596,483	606,187	78.51
Equity securities	—	—	59,369	59,364	59,369	59,364	7.81
Other bonds	—	—	7,194	6,813	7,194	6,813	0.95

Total	$118,620	$120,421	$641,097	$651,873	$759,717	$772,294	100.00%

      As of December 31, 2004, the Company held no securities of a single issuer with a book value exceeding 10% of stockholders’ equity other than those of the U.S. Treasury or other U.S. government agencies.
      The Company’s securities available-for-sale portfolio on an amortized cost basis decreased $247.0 million, or 30.0%, in 2004 compared to 2003. Set forth below is a summary of the change in the available-for-sale securities as a result of asset liability strategy adjustments:

•	U.S. government agency mortgage-backed securities decreased 70.4%, or $121.4 million, from $172.4 million at December 31, 2003 to $51.0 million at December 31, 2004.

•	Equity securities decreased $46.1 million from $159.4 million at December 31, 2003 to $114.3 million at December 31, 2004. Equity securities included capital securities of government sponsored entities FNMA and FHLMC and the Federal Home Loan Bank as well as Federal Reserve Bank stock at December 31, 2004. As of December 31, 2004, the Company took a non-cash impairment charge of $10.1 million on a floating rate FNMA issue. See Note 3 to the Notes to Consolidated Financials Statements for further information.

•	Obligations of state and political subdivisions decreased $33.2 million to $1.9 million at December 31, 2004 from $35.1 million at December 31, 2003.

•	Other bonds decreased $84.6 million to $11.1 million at December 31, 2004 compared to $95.6 million at December 31, 2003. Other bonds include high grade corporate bonds primarily issued by financial institutions.

•	U.S. government agency notes increased $37.2 million to $397.5 million at December 31, 2004 compared to $360.3 million at December 31, 2003.

•	Low-yielding U.S. government agency notes totaling $312.4 million which were acquired during the year were sold during the last quarter of 2004 in order to pre-pay FHLB advances.

•	In January 2005, the Company purchased $194.9 million in mortgage-backed securities with a weighted average yield of 4.53% and duration of 3.6 years:

•	$174.9 million of these purchases are hybrid ARMs: 5/1, 7/1, and 10/1 products with yields ranging between 4.24% to 4.80% and duration from 2.9 to 4.0 years, and

•	$20.0 million was invested in a 15 year product with a yield of 4.54% and duration of 4.3 years.
      Securities held-to-maturity increased $33.7 million, or 60.0%, from $56.1 million at December 31, 2003 to $89.7 million at December 31, 2004.
      There were no trading securities held at December 31, 2004 or December 31, 2003. The Company holds trading securities and derivatives on a short-term basis based on market and liquidity conditions.
      The Company intends to implement strategies to reduce its securities as a percentage of earning assets and provide funding for higher yielding loans. The Company expects these newly purchased securities mentioned above to provide added cash flow to fund future loan growth, and its focus on future investment purchases is to maintain an adequate level of liquidity and to shorten the duration of its investment portfolio.
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
      The Company has a number of available-for-sale securities that have unrealized losses at December 31, 2004, 2003, and 2002, see Note 3 to the Notes to Consolidated Financials Statements for further information. During the past two years, the Company has purchased securities in the lowest interest rate environment in over 40 years. In a rising interest rate environment, the fair value of securities will likely decrease. The Company has both the intent and ability to hold these securities for a time necessary to recover its amortized cost. This temporary loss is reflected net of tax in other comprehensive loss which does not impact regulatory capital.
      The Company recognized a $10.1 million “other-than-temporary” non-cash impairment charge on its investment in a single Federal National Mortgage Association preferred stock issuance. Although this investment has a variable, tax-advantaged dividend rate that resets every two years at the two-year treasury rate less 16 basis points and carries an investment grade rating, the market value of this investment is impacted by the current and expected level of interest rates. As a result, this investment has reflected varying loss positions since 2003. While the Company expected this investment to recover its original cost as interest rates increase and had both the intent and ability to hold the investment until such recovery occurred, this investment was deemed to be other-than-temporarily impaired given the duration of the unrealized loss position and uncertainty as to the timing of a full recovery. It is the practice of the Company not to retain securities that are classified other-than-temporarily impaired. These securities were liquidated in February 2005 at a $1.3 million gain in excess of the year-end value.
      In 2004, the Company entered into 3,300 U.S. Treasury 10-year note futures contracts with a notional value of $330.0 million and a delivery date of March 2005. The Company had 3,000 U.S. Treasury 10-year note futures contracts with a notional value of $300.0 million outstanding at December 31, 2003. The Company sold these contracts in order to hedge certain U.S. Agency notes held in its available-for-sale portfolio. The Company’s objective was to offset changes in the fair market value of the U.S. Agency notes with changes in the fair market value of the futures contracts, thereby reducing interest rate risk. The Company documented these futures contracts as fair value hedges with the changes in market value of the futures contracts as well as the changes in the market value of the hedged items charged or credited to earnings on a quarterly basis in net gains (losses) on securities transactions. The hedging relationship is assessed to ensure that there is a high correlation between the hedge instruments and hedged items. For the year ending December 31, 2004, the change in the market values resulted in a net loss of $6.1 million which was recorded in net gains (losses) on securities transactions compared to the $553,000 loss recorded for the year ended December 31, 2003. Gains or losses for fair value hedges occur when changes in the market value of the hedged items are not identical to changes in the market value of hedge instruments during the reporting period. The Company de-designated this hedge as of December 31, 2004 and the futures contracts are stand-alone derivatives. These futures contracts were terminated in January 2005 at a gain of $393,000. See Note 21 to the Notes to Consolidated Financial Statements.
      In 2004, the Company entered into spread lock swap agreements with a notional vale of $280.0 million, with a determination date of March 31, 2005, and spread lock strike of 0.41%. The Company entered into this contract in order to minimize earnings volatility associated with spread widening of the hedged U.S. Agency notes through the first quarter of 2005. These are stand-alone derivatives that are carried at their estimated fair value with the corresponding gain or loss recorded in net trading profits or losses. The Company has terminated these agreements in January 2005 at a loss of $449,000.
      The Company has bought and sold various put and call options, with terms approximating 90 days, on U.S. Treasury and government agency obligations, mortgage-backed securities, and futures contracts during 2004 and 2003. These are stand-alone derivatives that are carried at their estimated fair value with the corresponding gain or loss recorded in option income. See Note 21 to the Notes to Consolidated Financial Statements. Option income was $5.3 million for the years ended December 31, 2004 and 2003. The Company’s option strategy has changed which should result in a lower level of option fee income in future periods.
      In August 2002, the Company entered into a credit derivative transaction with a notional amount of $20.0 million for a term of five years, maturing August 30, 2007. The credit swap has a credit rating of Aa2/ AA by Moody’s and Standard and Poors. In November 2002, the Company entered a second credit derivative transaction with a notional amount of $30.0 million for a term of five years, maturing November 27, 2002. The second credit swap has a credit rating of Aa1/ AAA- by Moody’s and Standard and Poors. Both of these stand-alone derivative transactions were terminated in October of 2003.

Investment Maturities and Yields
      The following tables set forth the contractual or estimated maturities of the components of the Company’s securities portfolio as of December 31, 2004 and the weighted average yields on a non-tax-

equivalent basis. The table assumes estimated fair values for available-for-sale securities and amortized cost for held-to-maturity securities:

	Maturing

			After One But		After Five But
	Within		Within		Within		After
	One Year		Five Years		Ten Years		Ten Years		Total

	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield

	(Dollars in thousands)
Available-for-Sale-Securities:
U.S. Treasury and obligations of U.S. government agencies	$—	0.00%	$29,307	2.93%	$341,527	4.22%	$—	0.00%	$370,834	4.12%
Obligations of states and political subdivisions	929	6.31	1,038	6.76	—	0.00	—	0.00	1,967	6.54
Mortgage-backed securities	—	0.00	49,867	5.64	383	3.38	—	0.00	50,250	5.63
Equity securities(1)	—	0.00	—	0.00	—	0.00	114,507	4.01	114,507	4.24
Other bonds	—	0.00	—	0.00	6,755	4.69	3,898	4.80	10,653	4.73

Total	$929	6.31%	$80,212	4.67%	$348,665	4.23%	$118,405	4.03%	$548,211	4.31%

Held-to-Maturity Securities:
Obligations of states and political subdivisions	$4,386	4.73%	$4,938	5.07%	$250	4.90%	$—	0.00%	$9,574	4.91%
Mortgage-backed securities	—	0.00	80,159	5.79	—	0.00	—	0.00	80,159	5.79

Total	$4,386	4.73%	$85,097	5.75%	$250	4.90%	$—	0.00%	$89,733	5.70%

(1)	Equity securities, although they do not have a maturity date, are included in the after ten years column.

Deposits
      The Company has experienced significant growth in total deposits in recent years as set forth below.

•	Total deposits were $1.7 billion at December 31, 2004

•	6.1% greater than the $1.6 billion at December 31, 2003

•	14.1% greater than the $1.4 billion at December 31, 2002

•	Average total deposits were $1.6 billion for the year ended December 31, 2004

•	5.5% greater than the $1.5 billion for the year ended December 31, 2003

•	22.9% greater than the $1.3 billion for the year ended December 31, 2002

•	Non-interest-bearing deposits were $177.0 million as of December 31, 2004, approximately $16.3 million higher than the $160.7 million level as of December 31, 2003.

•	Interest-bearing deposits increased 5.6% or $79.7 million to $1.5 billion as of December 31, 2004.

•	Core deposits, which include demand, NOW, money market, and savings deposits, increased $89.2 million to $797.3 million at December 31, 2004 compared to $708.1 million at December 31, 2003.

•	Certificates of deposits less than $100,000 increased 3.3% or $24.7 million to $764.1 million at December 31, 2004 compared to $739.4 million in 2003.

•	Certificates of deposit over $100,000 increased $10.4 million from December 31, 2003 to $95.6 million at December 31, 2004, while public funds certificates of deposits decreased by $28.2 million or 52.7%.
      These increases in deposits are the result of increased marketing activity in the last three years as well as normal growth in the Banks’ core market areas and the acquisition of BFFC in 2003. The decrease in public funds certificate of deposits was a result of maturities which were allowed to mature without being renewed. The Company intends to change the mix of its deposits by focusing its marketing efforts on core deposit account growth in its retail markets, reducing the need to rely on public funds and brokered certificates of deposit.
      The following table sets forth the average amount of and the average rate paid on deposits by category for the indicated periods.

	For the Year Ended December 31,

	2004			2003			2002

	Average	Percent of		Average	Percent of		Average	Percent of
	Balance	Deposits	Rate	Balance	Deposits	Rate	Balance	Deposits	Rate

	(Dollars in thousands)
Non-interest-bearing demand deposits	$158,650	9.76%	0.00%	$146,699	9.52%	0.00%	$129,864	9.81%	0.00%
Interest-bearing demand deposits	230,441	14.17	1.23	181,474	11.78	1.18	135,943	10.27	1.50
Savings and money market accounts	349,348	21.48	1.39	326,491	21.19	1.18	260,151	19.66	1.64
Time Deposits:
Certificates of deposit, under $100,000(1)	771,874	47.46	2.64	718,495	46.62	2.80	590,978	44.66	3.60
Certificates of deposit, over $100,000(1)	90,044	5.54	2.20	111,372	7.23	2.40	133,991	10.12	3.08
Public funds	25,893	1.59	1.95	56,453	3.66	2.25	72,495	5.48	3.17

Total time deposits	887,811	54.59	2.58	886,320	57.52	2.72	797,464	60.26	3.48

Total deposits	$1,626,250	100.00%	1.88%	$1,540,984	100.00%	1.95%	$1,323,422	100.00%	2.57%

(1)	Certificates of deposit exclusive of public funds.
      The following table summarizes the maturity distribution of certificates of deposit in amounts of $100,000 or more as of December 31, 2004. These deposits have been made by individuals, businesses, and public and other not-for-profit entities, most of which are located within the Company’s market area.

(In thousands)
Three months or less	$62,486
Over three months through six months	109,527
Over six months through twelve months	33,479
Over twelve months	640

Total	$206,132

Borrowings
      The following table summarizes the Company’s borrowings for the periods indicated.

	December 31,

	2004	2003	2002

	(In thousands)
Federal funds purchased	$—	$—	$20,825
Securities sold under agreements to repurchase	198,401	202,699	185,057
Notes payable	—	2,000	2,000
Junior subordinated debt(1)	55,672	54,000	35,000
FHLB advances	133,628	253,461	219,500

Total	$387,701	$512,160	$462,382

(1)	The provisions of FIN 46 were applied in 2004 resulting in the deconsolidation of the wholly-owned subsidiary trust.
      The Company’s borrowings include overnight funds purchased, securities sold under agreements to repurchase, FHLB advances, and commercial bank lines of credit. The following tables set forth categories and the balances of the Company’s short-term or revolving lines of credit borrowings (notes payable) for the periods indicated.

	Year Ended December 31,

	2004	2003	2002

	(Dollars in thousands)
Federal funds purchased:
Balance at end of year	$—	$—	$20,825
Weighted average interest rate at end of year	0.00%	0.00%	1.43%
Maximum amount outstanding(1)	$55,825	$29,125	$29,850
Average amount outstanding	7,608	11,783	16,376
Weighted average interest rate during year	1.76%	1.38%	1.91%

(1)	Based on amount outstanding at month end during each year.

	Year Ended December 31,

	2004	2003	2002

	(Dollars in thousands)
Securities sold under repurchase agreements:
Balance at end of year	$198,401	$202,699	$185,057
Weighted average interest rate at end of year	2.59%	2.89%	2.95%
Maximum amount outstanding(1)	$335,764	$243,909	$204,830
Average amount outstanding	212,644	211,825	155,635
Weighted average interest rate during year	2.59%	2.81%	2.70%

(1)	Based on amount outstanding at month end during each year.
      The Banks are members of the FHLB. Membership requirements include common stock ownership in the FHLB. The Banks have callable FHLB advances due at various times during 2010. These advances are used as a supplemental source of funds. The Company has prepaid $115.0 million in FHLB advances in the fourth quarter of 2004. A purchase accounting adjustment, related to the acquisition of BFFC, of $2.1 million reduced the interest expense on the FHLB advances in 2004. The prepayment of these advances will reduce interest expense in 2005 and improve the net interest margin.

      The Company has various interest rate swap transactions as of December 31, 2004, which resulted in the Company converting $137.5 million of its FHLB advance fixed rate debt to floating rate debt. The swap transactions require payment of interest by the Company at the one-month LIBOR rate plus a spread and, in turn, the Company receives an interest payment based on a fixed rate. These swap transactions resulted in a $2.6 million decrease in interest expense for the year ended December 31, 2004. As LIBOR increases, the level of reduced interest expense on these advances decreases, that is, the benefit from the swap transactions decreases. The following table sets forth categories and the balances of the Company’s of FHLB advances of the Company as of the indicated dates or for the indicated periods. The Banks are currently in compliance with the FHLB’s membership requirements.

	Year Ended December 31,

	2004	2003	2002

	(Dollars in thousands)
FHLB advances:
Balance at end of year	$133,628	$253,461	$219,500
Weighted average interest rate at end of year(2)	4.55%	4.26%	4.75%
Maximum amount outstanding(1)	$256,095	$258,594	$244,500
Average amount outstanding	241,612	256,583	235,923
Weighted average interest rate during year(2)	3.28%	4.23%	5.51%

(1)	Based on amount outstanding at month end during each year.

(2)	Includes the impact of the interest rate swaps and purchase accounting adjustment for 2004.
      The following table sets forth categories and balances of the Company’s short-term or revolving lines of credit borrowings from correspondent banks as of the indicated dates or for the indicated periods.

	Year Ended December 31,

	2004	2003	2002

	(Dollars in thousands)
Lines of Credit:
Balance at end of year	$—	$2,000	$2,000
Weighted average interest rate at end of year	—%	2.11%	2.37%
Maximum amount outstanding(1)	$2,000	$7,500	$12,300
Average amount outstanding	366	6,171	7,842
Weighted average interest rate during year	2.32%	2.76%	2.61%

(1)	Based on amount outstanding at month end during each year.
      The Company entered into a credit agreement with a correspondent bank on April 8, 2004 (“the Credit Agreement”), which provides the Company with a revolving line of credit with a maximum availability of $25.0 million. The original maturity of the revolving line of credit is April 7, 2005.
      Amounts outstanding under the Company’s revolving line of credit represent borrowings incurred to provide capital contributions to the Banks to support their growth. The Company makes interest payments, at its option, at the 90-day London Inter-Bank Offered Rate (“LIBOR”) plus 150 basis points or the prime rate. There was no principal balance outstanding under the line as of December 31, 2004.
      The revolving line of credit includes the following covenants at December 31, 2004: (1) the banks must not have nonperforming assets in excess of 25% of Tier 1 capital plus the loan loss allowance and (2) the Company and each subsidiary bank must be considered well capitalized. The Company has complied with both of these debt covenants at December 31, 2004.
      In May 2000, the Company formed the MBHI Capital Trust I (“Trust”). The Trust is a statutory business trust formed under the laws of the State of Delaware and is wholly owned by the Company. In June 2000, the Trust issued 10.0% Company obligated mandatory redeemable trust preferred securities with an aggregate liquidation amount of $20,000,000 ($25 per preferred security) to third-party investors in an underwritten public offering. The Company issued 10.0% junior subordinated debentures aggregating $20,000,000 to the Trust. The junior subordinated debentures are the sole assets of the Trust. The Company obligated mandatory redeemable trust preferred securities and the junior subordinated debentures pay distributions and dividends, respectively, on a quarterly basis, which are included in interest expense. The Company obligated mandatory redeemable trust preferred securities will mature on June 7, 2030, at which time the preferred securities must be redeemed. The Company obligated mandatory redeemable trust preferred securities and junior subordinated debentures can be redeemed contemporaneously, in whole or in part, beginning June 7, 2005 at a redemption price of $25 per preferred security. The Company has provided a full, irrevocable, and unconditional guarantee on a subordinated basis of the obligations of the Trust under the preferred securities in the event of the occurrence of an event of default, as defined in such guarantee. The Company has given notice to the trustee that these securities will be redeemed on June 7, 2005. See Note 14 to the Notes to Consolidated Financial Statements for additional information on trust preferred securities.
      The Company formed additional trusts in 2002 and 2003. The following table details the four trusts formed by the Company:

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
      The trust preferred securities issued by MBHI Capital Trust I, II, III and IV are currently included in the Tier 1 capital of the Company for regulatory capital purposes. The Federal Reserve may in the future disallow inclusion of the trust preferred securities in Tier 1 capital for regulatory capital purposes. In July 2003, the Federal Reserve issued a supervisory letter instructing bank holding companies to continue to include the trust preferred securities in their Tier 1 capital for regulatory capital purposes until notice is given to the contrary. The Federal Reserve intends to review the regulatory implications of the change in accounting treatment of subsidiary trusts that issue trust preferred securities and, if necessary or warranted, provide further appropriate guidance. There can be no assurance that the Federal Reserve will continue to permit institutions to include trust preferred securities in Tier I capital for regulatory capital purposes.
      As of December 31, 2004, assuming the Company was not permitted to include the $54.0 million in trust preferred securities issued by MBHI Capital Trust I, II, III and IV in its Tier 1 capital, the Company would still exceed the regulatory required minimums for capital adequacy purposes. If the trust preferred securities were no longer permitted to be included in Tier 1 capital, the Company would also be permitted to redeem the capital securities without penalty.
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
      The following tables set forth the Company’s capital ratios as of the indicated dates.

	Risk-Based Capital Ratios December 31,

	2004		2003		2002

	Amount	Ratio	Amount	Ratio	Amount	Ratio

	(Dollars in thousands)
Tier 1 capital to risk-weighted assets	$198,597	13.27%	$201,105	13.68%	$138,197	10.44%
Tier 1 capital minimum requirement	59,879	4.00	58,823	4.00	52,938	4.00
Total capital to risk-weighted assets	219,343	14.65	216,819	14.74	154,740	11.69
Total capital minimum requirements	119,758	8.00	117,647	8.00	105,876	8.00
Total risk-weighted assets	1,496,978		1,470,587		1,323,454
      The Company includes $51.3 million for 2004, $54 million for 2003, and $35 million for 2002, of trust preferred securities in Tier I capital. Please see the above explanation in “Borrowings” of “FIN No. 46, Consolidation of Variable Interest Entities” for potential change in GAAP and/or regulatory treatment of trust preferred securities.
Liquidity
      The Company manages its liquidity position with the objective of maintaining sufficient funds to respond to the needs of depositors and borrowers and to take advantage of earnings enhancement opportunities. At December 31, 2004, the Company had cash and cash equivalents of $243.4 million. In addition to the normal inflow of funds from core-deposit growth, together with repayments and maturities of loans and securities, the Company utilizes other short-term, intermediate-term and long-term funding sources such as securities sold under agreements to repurchase, overnight funds purchased from correspondent banks and the acceptance of short-term deposits from public entities.
      The FHLB provides an additional source of liquidity. The Banks have used the FHLB extensively since 1999. Assuming that collateral is available to secure loans, each Bank can borrow up to 35% of its assets from the FHLB which provided the Banks with a total additional $640.6 million in unused capacity at December 31, 2004. The Company believes it has sufficient liquidity to meet its current and future liquidity needs.
      The Banks also have various funding arrangements with commercial and investment banks providing up to $1.5 billion of available funding sources in the form of Federal funds lines, repurchase agreements, and brokered and public funds certificate of deposit programs. Unused capacity under these lines was $1.2 billion at December 31, 2003. The Banks maintain these funding arrangements to achieve favorable costs of funds, manage interest rate risk, and enhance liquidity in the event of deposit withdrawals. The repurchase agreements and public funds certificate of deposit are subject to the availability of collateral.
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
      The Company’s cash flows are composed of three classifications: cash flows from operating activities, cash flows from investing activities, and cash flows from financing activities. Net cash provided by operating activities, consisting primarily of earnings, was $21.1 million, $38.4 million, and $25.2 million for the years ended December 31, 2004, 2003, and 2002, respectively. Net cash provided by investing activities, which was primarily due to the securities activity, was $59.4 million and $40.5 million for the years ended December 31, 2004 and 2003, respectively, and net used in investing activities, consisting primarily of loan and investment funding, was $217.9 million for the year ended December 31, 2002. Net cash used in financing activities, which consisted of the payments on borrowings net of deposit growth, was $33.2 million for the year ended December 31, 2004, and net provided by was $67.6 million, and $192.5 million for the years ended December 31, 2003, and 2002, respectively.
Contractual Obligations, Commitments, and Off-Balance Sheet Arrangements

	December 31, 2004

	Payments Due By Period

	Within			After
	1 Year	1-3 Years	4-5 Years	5 Years	Total

	(In thousands)
Deposits without a stated maturity	$797,320	$—	$—	$—	$797,320
Consumer and brokered certificates of deposits	650,723	228,587	5,791	—	885,101
Securities sold under agreements to repurchase	104,355	56,045	38,000	—	198,400
FHLB advances(1)	—	—	—	137,500	137,500
Junior subordinated debt owed to unconsolidated trusts	—	—	—	55,672	55,672
Leases	506	912	770	1,907	4,095

Total contractual cash obligations	$1,552,904	$285,544	$44,561	$195,079	$2,078,088

(1)	Excludes purchase accounting adjustments and the market value of interest rate swaps.

      The following table details the amounts and expected maturities of significant commitments as of December 31, 2004. Further discussion of these commitments is included in Note 19 to the Notes to Consolidated Financial Statements.

	Amount of Commitment Expiration Per Period

	Within			After
	1 Year	1-3 Years	4-5 Years	5 Years	Total

	(In thousands)
Lines of Credit:
Commercial real estate	$115,817	$32,755	$544	$1,881	$150,997
Consumer real estate	16,491	2,474	9,367	27,766	56,098
Consumer	—	—	—	3,427	3,427
Commercial	94,540	2,639	454	1,261	98,894
Letters of credit	32,452	660	3,997	—	37,109
Commitments to extend credit	146,270	—	—	—	146,270

Total commercial commitments	$405,570	$38,528	$14,362	$34,335	$492,795

Asset/ Liability Management
      The business of the Company and the composition of its balance sheet consists of investments in interest-earning assets (primarily loans, mortgage-backed securities, and other securities) that are primarily funded by interest-bearing liabilities (deposits and borrowings). All of the financial instruments of the Company as of December 31, 2004 were for other than trading purposes. Such financial instruments have varying levels of sensitivity to changes in market rates of interest. The Company’s net interest income is dependent on the amounts of and yields on its interest-earning assets as compared to the amounts of and rates on its interest-bearing liabilities. Net interest income is therefore sensitive to changes in market rates of interest.
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
      The Company enters into hedging activities to convert interest payments of some of its fixed rate liabilities into floating rate liabilities. As of December 31, 2004, the Company has various interest rate swap transactions, which results in the Company converting $137.5 million of its FHLB advance fixed rate debt to floating rate debt. The swap transactions require payment of interest by the Company at the one-month LIBOR rate plus a spread and, in turn, the Company receives a fixed rate interest payment equal to the fixed rate paid on the related FHLB advances. As LIBOR increases, the level of reduced interest expense on these advances decreases, that is, the benefit from the swap transactions decreases. The Company has documented these to be fair value hedges. See Note 21 to the Notes to Consolidated Financial Statements.
      In 2004, the Company entered into 3,300 U.S. Treasury 10-year note futures contracts with a notional value of $330.0 million and a delivery date of March 2005. The Company had 3,000 U.S. Treasury 10-year note futures contracts with a notional value of $300.0 million outstanding at December 31, 2003. The

Company sold these contracts in order to hedge certain U.S. Agency notes held in its available-for-sale portfolio. The Company’s objective was to offset changes in the fair market value of the U.S. Agency notes with changes in the fair market value of the futures contracts, thereby reducing interest rate risk. The Company documented these futures contracts as fair value hedges with the changes in market value of the futures contracts as well as the changes in the market value of the hedged items charged or credited to earnings on a quarterly basis in net gains (losses) on securities transactions. The hedging relationship is assessed to ensure that there is a high correlation between the hedge instruments and hedged items. For the year ending December 31, 2004, the change in the market values resulted in a net loss of $6.1 million which was recorded in net gains (losses) on securities transactions compared to the $553,000 loss recorded for the year ended December 31, 2003. Gains or losses for fair value hedges occur when changes in the market value of the hedged items are not identical to changes in the market value of hedge instruments during the reporting period. The Company de-designated this hedge as of December 31, 2004 and the futures contracts are stand-alone derivatives. These futures contracts were terminated in January 2005.
      In 2004, the Company entered into spread lock swap agreements with a notional vale of $280.0 million, determination date of March 31, 2005, and spread lock strike of 0.41%. The Company entered into this contract in order to minimize earnings volatility associated with spread widening of the hedged U.S. Agency notes through the first quarter of 2005. These are stand-alone derivatives that are carried at their estimated fair value with the corresponding gain or loss recorded in net trading profits or losses. The Company terminated these agreements in January 2005.
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
Effects of Inflation
      Inflation can have a significant effect on the operating results of all industries. However, management believes that inflationary factors are not as critical to the banking industry as they are to other industries, due to the high concentration of relatively short-duration monetary assets in the banking industry. Inflation does, however, have some impact on the Company’s growth, earnings, and total assets and on its need to closely monitor its equity capital levels. Management does not expect inflation to be a significant factor in 2005.
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
      The Company’s overall interest rate sensitivity is demonstrated by net interest income analysis. Net interest income analysis measures the change in net interest income in the event of hypothetical changes in interest rates. This analysis assesses the risk of change in net interest income in the event of sudden and sustained 1.0% and 2.0% increases and 1.0% decrease in market interest rates. The tables below present the Company’s projected changes in net interest income for the various rate shock levels at December 31, 2004 and 2003, respectively.

	2004 Net Interest Income

		Dollar	%
	Amount	Change	Change

	(Dollars in thousands)
+200 bp	$58,769	$251	0.43%
+100 bp	58,547	29	0.05
Base	58,518	—	—
-100 bp	58,847	329	0.56

	2003 Net Interest Income

		Dollar	%
	Amount	Change	Change

	(Dollars in thousands)
+200 bp	$65,389	$(329)	(0.50)%
+100 bp	64,710	(1,008)	(1.53)
Base	65,718	—	—
-100 bp	65,727	9	0.01
      As shown above, at December 31, 2004, the effect of an immediate 200 basis point increase in interest rates would increase the Company’s net interest income by 0.43%, or approximately $251,000. Overall net interest income sensitivity has decreased from 2003 to 2004, and remains within the Company’s and recommended regulatory guidelines. This decreased sensitivity was due to the changes in interest rates that affected various earning assets and interest-bearing liabilities. Due to the level of interest rates at December 31, 2004, the Company is not able to model an additional 200 basis point decrease in rates.
      As shown above, at December 31, 2003, the effect of an immediate 200 basis point increase in interest rates would decrease the Company’s net income by 0.50%, or approximately $329,000. Due to the level of interest rates at December 31, 2003, the Company is not able to model an additional 200 basis point decrease in rates.
      “Gap” analysis is used to determine the repricing characteristics of the Company’s assets and liabilities. The following table sets forth the interest rate sensitivity of the Company’s assets and liabilities as of December 31, 2004, and provides the repricing dates of the Company’s interest-earning assets and interest-

bearing liabilities as of that date, as well as the Company’s interest rate sensitivity gap percentages for the periods presented.

		4-12		Over
	0-3 Months	Months	1-5 Years	5 Years	Total

	(Dollars in thousands)
INTEREST-EARNING ASSETS:
Funds sold	$77,900	$—	$—	$—	$77,900
Interest-bearing due from banks	109,794	—	—	—	109,794
Securities	86,961	37,900	132,299	380,784	637,944
Loans	753,318	37,034	363,884	58,203	1,212,439

Total interest-bearing assets	$1,027,973	$74,934	$496,183	$438,987	$2,038,077

INTEREST-BEARING LIABILITIES:
Interest-bearing demand deposits	$218,755	$4,610	$18,441	$—	$241,806
Money markets	213,234	—	—	—	213,234
Savings deposits	4,562	13,686	72,990	74,047	165,285
Time deposits	216,529	434,194	234,378	—	885,101

Total interest-bearing deposits	$653,080	$452,490	$325,809	$74,047	$1,505,426

Securities sold under agreements to repurchase, funds purchased, and treasury tax deposits	$11,610	$92,746	$94,045	$—	$198,401
FHLB advances	—	—	—	133,628	133,628
Junior subordinated debt	35,053	—	—	20,619	55,672
Note payable	—	—	—	—	—

Total borrowings	46,663	92,746	94,045	154,247	387,701

Total interest-bearing liabilities	$699,743	$545,236	$419,854	$228,294	$1,893,127

Interest sensitivity gap	$190,730	$(470,302)	$76,329	$210,693	$7,450
Cumulative gap	$190,730	$(279,572)	$(203,243)	$7,450
Interest sensitivity gap to total assets	8.53%	(21.03)%	3.41%	9.42%
Cumulative sensitivity gap to total assets	8.53%	(12.50)%	(9.09)%	0.33%
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
      In response to the Sarbanes-Oxley Act of 2002, the Audit Committee of the Board of Directors the Company determined on December 16, 2002 to segregate the internal and external auditing functions and dismissed Crowe Chizek and Company LLC (“Crowe Chizek”) as the Company’s external auditor, effective upon the Company’s filing of its Annual Report on Form 10-K for the fiscal year ending December 31, 2002. On December 16, 2002, the Audit Committee also appointed KPMG, LLP (“KPMG”), to become the Company’s external auditor effective upon the Company’s filing of its Annual Report on Form 10-K for the fiscal year ending December 31, 2002. Crowe Chizek continues to provide internal audit services to the Company under the direction of the Company’s Senior Vice President — Risk Management. This change in accountants was previously reported in our Current Report on Form 8-K filed with the SEC on December 23, 2002 and as amended by Form 8-K/ A filed January 7, 2003. Crowe Chizek completed the audit of the Company’s consolidated financial statements for the year ended December 31, 2002.
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

Evaluation of Disclosure Controls and Procedures
      As of the end of the period covered by this report, an evaluation was performed under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer of the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 240.13a-15(e)). Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that the Company’s current disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms, except for financial reporting controls established to monitor the measurement of floating rate perpetual preferred equity securities, classified as available-for-sale, for purposes of determining if any such securities are other-than-temporarily impaired.
      Please refer to the following discussion for further details.

Management’s Report on Internal Control Over Financial Reporting
      Management is responsible for establishing and maintaining effective internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). The Company’s internal control system was designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. There are inherent limitations to the effectiveness of any control system. A control system, no matter how well conceived and operated, can provide only reasonable assurance that its objectives are met. No evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.
      Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. Based on our assessment, we believe that, as of December 31, 2004, the Company’s internal control over financial reporting is not effective based on those criteria.
      Management’s assessment of the effectiveness of internal control over financial reporting as of December 31, 2004, has been audited by McGladrey & Pullen, LLP, the independent registered public accounting firm who also audited the Company’s consolidated financial statements. McGladrey & Pullen, LLP’s attestation report on management’s assessment of the Company’s internal control over financial reporting appears below. Following this report, management has included additional information on internal control over financial reporting.
      Management determined that there is a material weakness in the Company’s system of internal controls over the determination of whether its available-for-sale floating rate perpetual preferred equity securities are “other-than-temporarily” impaired, pursuant to Statement of Financial Accounting Standard No. 115 (“Statement 115”) and SEC Staff Accounting Bulletin No. 59 (“SAB 59”). SAB 59 states that “unless evidence exists to support a realizable value equal to or greater than the carrying value of the investment, a write-down to fair value accounted for as a realized loss should be recorded. In accordance with the guidance of paragraph 16 of Statement 115, such loss should be recognized in the determination of net income of the period in which it occurs and the written down value of the investment in the company becomes the new cost basis of the investment.”

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
ON INTERNAL CONTROL OVER FINANCIAL REPORTING
To the Stockholders and Board of Directors
Midwest Banc Holdings, Inc.
Melrose Park, Illinois
We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that Midwest Banc Holdings, Inc. did not maintain effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), because it did not have procedures in place to obtain and evaluate evidence to support its assertion that declines in market value of floating rate perpetual preferred equity securities were temporary and should be accounted for as a component of other comprehensive income rather than other-than-temporary and charged to income as realized losses. Midwest Banc Holdings Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The following material weakness has been identified and included in management’s assessment. Management did not have procedures in place to obtain and evaluate evidence to support its assertion that declines in market value of floating rate perpetual preferred equity securities were temporary and should be accounted for as a component of other comprehensive income rather than other-than-temporary and charged to income as realized losses. This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2004 consolidated financial statements, and this report does not affect our report dated February 25, 2005 on those financial statements.

In our opinion, management’s assessment that Midwest Banc Holdings, Inc. did not maintain effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, because of the effect of the material weakness described above on the achievement of the objectives of the control criteria, Midwest Banc Holdings, Inc. has not maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of Midwest Banc Holdings, Inc. as of and for the year ended December 31, 2004 and our opinion dated February 25, 2005 expressed an unqualified opinion on those financial statements.
MCGLADREY & PULLEN, LLP
Schaumburg, Illinois
February 25, 2005

          Additional Information on Internal Control Over Financial Reporting
      The Company initially reported its unaudited fourth quarter and annual results in a news release issued January 27, 2005. In this news release, the Company’s unaudited results of operations did not reflect a write-down in the value of its available-for-sale investment in floating rate perpetual preferred equity issued by FNMA. Instead the Company considered the write-down to be the result of a temporarily impaired security, and therefore included it in comprehensive income.
      The determination of whether available-for-sale investment securities are other-than-temporarily impaired involves substantial judgment. This is particularly true with respect to those securities where market values change in response to changes in interest rates. Similar to other interest rate sensitive securities, the fair value of floating rate FNMA perpetual preferred stock varies as interest rates change.
      The Financial Accounting Standards Board (“FASB”) and the Emerging Issues Task Force (“EITF”) recently considered providing guidance on determining whether interest sensitive securities are other-than-temporarily impaired in EITF Issue 03-01. However, FASB indefinitely delayed the effective date of EITF 03-01 because this standard, as currently written, would potentially cause major changes in existing practice and because FASB believes that the consensuses outlined in EITF 03-01 need additional study.
      As of year-end, the floating rate FNMA Series F perpetual preferred equity securities were trading at amounts less than their amortized cost for a period of sixteen consecutive months. Management believed that the decline in the value of the securities was due in large part to the reset of the dividend rate at a low point of the interest rate cycle in the spring of 2004 followed by a subsequent increase in interest rates. Management notes that the dividend rates on this type of security reset to market every two years, and the next reset date is scheduled for March 2006. The Company expected this investment to recover its original cost as interest rates increase and had both the intent and ability to hold the investment until such recovery occurred. Nevertheless, at the urging of its auditors, the Company adopted a more conservative position and decided to classify the security as other-than-temporarily impaired given the duration of the unrealized loss position and uncertainty as to the timing of a full recovery. It is the practice of the Company not to retain securities that are classified other-than-temporarily impaired. As a consequence, these securities were liquidated in February 2005 at a $1.3 million gain in excess of the year-end value.
      Subsequent to the January 27, 2005 press release but prior to the release of the financial statements included in this annual report, the Company amended its 2004 financial results to recognize a non-cash pre-tax charge of $10.1 million for the other-than-temporary impairment of its floating rate FNMA Series F perpetual preferred equity securities. This loss previously had been reflected in comprehensive income. This action resulted in the reclassification, after tax, of $5.6 million, or $0.31 per diluted share, from comprehensive income to the statement of income for the fourth quarter and reduced net income to $2.4 million, or $0.13 per diluted share, for the year ended December 31, 2004. The reclassification had a minimal impact on stockholders’ equity at December 31, 2004. Moreover, the impairment charge had only a small impact on the Company’s balance sheet as of December 31, 2004, as the securities had been carried at fair value. The charge also does not affect cash or adequacy of regulatory capital.
      These actions resulted in a corrected earnings release issued February 28, 2005, which revised the unaudited results previously reported by the Company in a news release dated January 27, 2005.
      Management of the Company has taken the following steps to prevent and eliminate this material weakness in future periods:

•	Replaced and hired a new Chief Investment Officer.

•	Revised its Investment Policy and Procedures.

•	Sold the floating rate FNMA Series F perpetual preferred equity securities that management failed to adequately demonstrate as being temporarily impaired in a suitable reliable evidential manner acceptable to the Company’s independent accounting firm.

•	Expanded its documentation and process for evaluating securities that may be or subsequently become “other-than-temporary impaired” for 2005.
      Management is of the opinion that the material weakness discussed above no longer exists and that it has established appropriate and reasonable procedures in its Financial Reporting Process to prevent any future material weakness in this area, though no such guarantee can be provided.

PART III

Item 10.	Directors and Executive Officers of the Registrant
      Information regarding directors of the Company is included in the Company’s Proxy Statement for its 2005 Annual Meeting of Stockholders (the “Proxy Statement”) under the heading “Election of Directors” and the information included therein is incorporated herein by reference. Information regarding the executive officers of the Company is included in Item 1. Business of this report.

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

PART IV

Item 15.	Exhibits and Financial Statement Schedules
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
      (a)(3) Exhibits
      The following exhibits are either filed as part of this report or are incorporated herein by reference:

3.1		Restated Certificate of Incorporation, as amended (incorporated by reference to Registrant’s Registration Statement on Form S-1, Registration No. 333-42827)
3.2		Amended and Restated By-Laws, filed February 28, 2005 (incorporated by reference to Registrant’s Report on Form 8-K filed February 28, 2005, File No. 001-13735)
3.11		Certificate of Amendment of Restated Certificate of Incorporation (incorporated by reference to Registrant’s Form 10-Q for quarter ended June 30, 2002, File No. 001-13735)
4.1		Specimen Common Stock Certificate (incorporated by reference to Registrant’s Registration Statement on Form S-1, Registration No. 333-42827)
4.2		Certain instruments defining the rights of the holders of long-term debt of the Company and certain of its subsidiaries, none of which authorize a total amount of indebtedness in excess of 10% of the total assets of the Company and its subsidiaries on a consolidated basis, have not been filed as Exhibits. The Company hereby agrees to furnish a copy of any of these agreements to the SEC upon request
*10	.3	Midwest Banc Holdings, Inc. 1996 Stock Option Plan (incorporated by reference to Registrant’s Registration Statement on Form S-1, Registration No. 333-42827)
*10	.3a	Amendment to the Midwest Banc Holdings, Inc. 1996 Stock Option Plan (incorporated by reference to Registrant’s Annual Report on Form 10-K for the year ended December 31, 1998, File No. 0-29652)
*10	.4	Form of Transitional Employment Agreements (incorporated by reference to Registrant’s Registration Statement on Form S-1, Registration No. 333-42827)
10.5		Lease dated as of December 24, 1958, between Western National Bank of Cicero and Midwest Bank and Trust Company, as amended (incorporated by reference to Registrant’s Registration Statement on Form S-1, Registration No. 333-42827)
10.6		Britannica Centre Lease, dated as of May 1, 1994, between Chicago Title and Trust Company, as Trustee under Trust Agreement dated November 2, 1977 and known as Trust No. 1070932 and Midwest Bank & Trust Company (incorporated by reference to Registrant’s Registration Statement on Form S-1, Registration No. 333-42827)
10.7		Lease dated as of March 20, 1996 between Grove Lodge No. 824 Ancient Free and Accepted Masons and Midwest Bank of Hinsdale (incorporated by reference to Registrant’s Registration Statement on Form S-1, Registration No. 333-42827)
10.8		Office Lease, undated, between Grove Lodge No. 824 Ancient Free and Accepted Masons and Midwest Bank of Hinsdale (incorporated by reference to Registrant’s Registration Statement on Form S-1, Registration No. 333-42827)
*10	.15	Form of Supplemental Executive Retirement Agreement (incorporated by reference to Registrant’s Form 10-Q for the quarter ended September 30, 2001, File No. 001-13735)

*10	.16	Form of Transitional Employment Agreement (Executive Officer Group) (incorporated by reference to Registrant’s Form 10-Q for the quarter ended September 30, 2001, File No. 001-13735)
10.19		Agreement and Plan of Reorganization between the Company and Big Foot Financial Corp. dated as of July 19, 2002 (incorporated by reference to Annex A of the Registrant’s Proxy Statement/ Prospectus dated October 23, 2002, Registration Statement No. 333- 100090)
10.21		Lease dated as of April 29, 1976, between Sanfilippo, Joseph C. and Grace Ann and Fairfield Savings and Loan Association, as amended (incorporated by reference to Registrant’s Form 10-K for the year ended December 31, 2003, File No. 001-13735)
10.22		Lease dated as of August 28, 2002 between Glen Oak Plaza and Midwest Bank and Trust Company (incorporated by reference to Registrant’s Form 10-K for the year ended December 31, 2003, File No. 001-13735)
10.24		Loan Agreement as of April 8, 2004, between the Company and LaSalle Bank National Association (incorporated by reference to Registrant’s Form 10-Q for the year ended September 30, 2004, File No. 001-13735)
10.25		Employment Agreement as of September 28, 2004 between the Company and the Chief Executive Officer (incorporated by reference to Registrant’s Form 10-Q for the year ended September 30, 2004, File No. 001-13735)
10.26		Retirement Agreement as of September 28, 2004 between the Company and retiring Chief Executive Officer (incorporated by reference to Registrant’s Form 10-Q for the year ended September 30, 2004, File No. 001-13735)
10.27		Midwest Banc Holdings, Inc. Severance Policy as of December 20, 2004 (incorporated by reference to Registrant’s Form 8-K dated November 22, 2004, File No. 001-13735)
10.28		Officer Compensation
10.29		Director Compensation
21.1		Subsidiaries
23.1		Consent of Crowe Chizek and Company LLC
23.2		Consent of McGladrey & Pullen, LLP
24.1		Power of Attorney (included on signature page)
31.1		Rule 13a-14(a) Certification of Principal Executive Officer
31.2		Rule 13a-14(a) Certification of Principal Financial Officer
32.1		Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, from the Company’s Chief Executive Officer and Chief Financial Officer

*	Indicates management contracts or compensatory plans or arrangements required to be filed as an exhibit.

SIGNATURES
      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Midwest Banc Holdings, Inc.

By:	/s/ James J. Giancola

James J. Giancola
President and Chief Executive Officer
Date: March 9, 2005
      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.
      Each person whose signature appears below constitutes and appoints James J. Giancola and Daniel R. Kadolph his true and law attorneys-in-fact and agents, each acting alone, with full powers of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any or all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in order to effectuate the filing of such report, as fully for all intents and purposes as he might or could do in person, thereby ratifying and confirming all that said attorneys-in-fact and agents, and each of them, or his substitutes, may lawfully do or cause to be done by virtue hereof.

Signature	Title	Date

/s/ E.V. Silveri E.V. Silveri	Chairman of the Board, Director	March 9, 2005

/s/ James J. Giancola James J. Giancola	President, Chief Executive Officer, and Director	March 9, 2005

/s/ Angelo A. DiPaolo Angelo A. DiPaolo	Director	March 9, 2005

/s/ Gerald F. Hartley Gerald F. Hartley	Director	March 9, 2005

/s/ Daniel Nagle Daniel Nagle	Director	March 9, 2005

/s/ Joseph Rizza Joseph Rizza	Director	March 9, 2005

/s/ LeRoy Rosasco LeRoy Rosasco	Director	March 9, 2005

Signature	Title	Date

/s/ Robert D. Small Robert D. Small	Director	March 9, 2005

/s/ Leon Wolin Leon Wolin	Director	March 9, 2005

/s/ Daniel R. Kadolph Daniel R. Kadolph	Senior Vice President, Chief Financial Officer, Comptroller, and Treasurer	March 9, 2005

MIDWEST BANC HOLDINGS, INC.
CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2004, 2003, and 2002

MIDWEST BANC HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS

	December 31,

	2004	2003

	(In thousands except share
	and per share data)
ASSETS
Cash and cash equivalents	$243,431	$196,157
Securities available-for-sale	548,211	796,140
Securities held-to-maturity (fair value: 2004 - $89,800; 2003 - $57,239)	89,733	56,074
Loans	1,230,400	1,081,296
Allowance for loan losses	(17,961)	(15,714)

Net loans	1,212,439	1,065,582
Cash value of life insurance	49,500	24,906
Premises and equipment, net	27,521	27,376
Other real estate	8,224	6,942
Core deposit and other intangibles, net	2,217	2,790
Goodwill	4,360	4,360
Due from broker	—	40,477
Other assets	51,177	43,345

Total assets	$2,236,813	$2,264,149

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Deposits
Non-interest-bearing	$176,995	$160,668
Interest-bearing	1,505,426	1,425,743

Total deposits	1,682,421	1,586,411
Securities sold under agreements to repurchase	198,401	202,699
Advances from the Federal Home Loan Bank	133,628	253,461
Junior subordinated debt owed to unconsolidated trusts	55,672	54,000
Notes payable	—	2,000
Other liabilities	29,268	22,497

Total liabilities	2,099,390	2,121,068

Stockholders’ equity
Preferred stock, $.01 par value, 1,000,000 shares authorized; none issued	—	—
Common stock, $.01 par value, 24,000,000 shares authorized; 18,668,140 issued in 2004 and 2003	187	187
Surplus	65,781	64,330
Retained earnings	95,829	102,041
Unearned stock-based compensation	(2,642)	—
Accumulated other comprehensive loss	(16,457)	(15,824)
Treasury stock, at cost (2004 - 586,413 shares, 2003 - 806,934 shares)	(5,275)	(7,653)

Total stockholders’ equity	137,423	143,081

Total liabilities and stockholders’ equity	$2,236,813	$2,264,149

See accompanying notes to consolidated financial statements.

MIDWEST BANC HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31,

	2004	2003	2002

	(In thousands, except per share data)
Interest income
Loans	$67,656	$72,210	$74,433
Securities
Taxable	33,857	36,492	35,529
Exempt from federal income taxes	780	3,111	2,621
Trading securities	1,736	19	—
Federal funds sold and other short-term investments	1,378	247	138

Total interest income	105,407	112,079	112,721

Interest expense
Deposits	30,602	30,065	34,036
Federal funds purchased	134	163	313
Securities sold under agreements to repurchase	5,530	5,948	4,205
Advances from the Federal Home Loan Bank	7,916	10,862	13,004
Junior subordinated debt owed to unconsolidated trusts	3,547	2,589	1,556
Notes payable	20	170	205

Total interest expense	47,749	49,797	53,319

Net interest income	57,658	62,282	59,402
Provision for loan losses	4,224	10,205	18,532

Net interest income after provision for loan losses	53,434	52,077	40,870

Other income
Service charges on deposit accounts	5,938	5,855	5,691
Net gains (losses) on securities transactions	(4,480)	5,340	1,522
Impairment loss on equity securities	(10,098)	—	—
Net trading profits	414	6,334	2,288
Gains on sale of loans	537	1,021	650
Insurance and brokerage commissions	2,125	2,244	1,490
Trust income	608	574	572
Increase in cash surrender value of life insurance	1,594	959	1,080
Other income	862	759	715

Total other income	(2,500)	23,086	14,008

Other expenses
Salaries and employee benefits	27,683	24,156	20,659
Occupancy and equipment	6,968	6,495	4,818
Professional services	4,906	4,493	2,825
Prepayment fees on FHLB advances	4,215	—	—
Other expenses	8,961	8,351	5,607

Total other expenses	52,733	43,495	33,909

Income (loss) before income taxes	(1,799)	31,668	20,969
Provision for income taxes	(4,175)	8,887	4,661

Net income	$2,376	$22,781	$16,308

Basic earnings per share	$0.13	$1.28	$1.01

Diluted earnings per share	$0.13	$1.25	$0.99

Cash dividends declared per common share	$0.48	$0.44	$0.40

See accompanying notes to consolidated financial statements.

MIDWEST BANC HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

					Accumulated
				Unearned	Other		Total
	Common		Retained	Stock-based	Comprehensive	Treasury	Stockholders’
	Stock	Surplus	Earnings	Compensation	Income (Loss)	Stock	Equity

	(In thousands, except share and per share data)
Balance, January 1, 2002	$114	$29,587	$77,256	$—	$(1,057)	$(9,686)	$96,214
Issuance of 5,689,660 shares of stock in conjunction with a three for two stock split	57	(57)	—	—	—	—	—
Cash dividends declared ($.40 per share)	—	—	(6,459)	—	—	—	(6,459)
Purchase of 35,000 shares of treasury stock	—	—	—	—	—	(576)	(576)
Issuance of 12,846 shares of common stock upon acquisition of Service 1st Financial Corp., and issuance of common stock upon exercise of 107,632 stock options, net of tax benefits	—	(164)	—	—	—	1,426	1,262
Comprehensive income
Net income	—	—	16,308	—	—	—	16,308
Net increase in fair value of securities classified as available-for-sale, net of income taxes and reclassification adjustments	—	—	—	—	8,202	—	8,202

Total comprehensive income							24,510

Balance, December 31, 2002	171	29,366	87,105	—	7,145	(8,836)	114,951
Cash dividends declared ($.44 per share)	—	—	(7,845)	—	—	—	(7,845)
Issuance of 1,599,088 shares of common stock upon acquisition of Big Foot Financial Corp.	16	30,448	—	—	—	—	30,464
Issuance of common stock upon exercise of 108,088 stock options, net of tax benefits	—	483	—	—	—	1,183	1,666
Capital contribution from loan payoff by related parties	—	4,033	—	—	—	—	4,033
Comprehensive income
Net income	—	—	22,781	—	—	—	22,781
Net decrease in fair value of securities classified as available-for-sale, net of income taxes and reclassification adjustments	—	—	—	—	(22,969)	—	(22,969)

Total comprehensive loss							(188)

Balance, December 31, 2003	187	64,330	102,041	—	(15,824)	(7,653)	143,081
Cash dividends declared ($.48 per share)	—	—	(8,588)	—	—	—	(8,588)
Issuance of common stock upon exercise of 70,521 stock options, net of tax benefits	—	345	—	—	—	677	1,022
Issuance of 150,000 shares of restricted stock from treasury	—	1,106	—	(2,807)	—	1,701	—
Unearned stock-based compensation	—	—	—	165	—	—	165
Comprehensive income
Net income	—	—	2,376	—	—	—	2,376
Net decrease in fair value of securities classified as available-for-sale, net of income taxes and reclassification adjustments	—	—	—	—	(633)	—	(633)

Total comprehensive income							1,743

Balance, December 31, 2004	$187	$65,781	$95,829	$(2,642)	$(16,457)	$(5,275)	$137,423

See accompanying notes to consolidated financial statements.

MIDWEST BANC HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,

	2004	2003	2002

	(In thousands)
Cash flows from operating activities
Net income	$2,376	$22,781	$16,308
Adjustments to reconcile net income to net cash provided by operating activities Depreciation	2,744	2,433	2,308
Provision for loan losses	4,224	10,205	18,532
Amortization of other intangibles	362	495	56
Proceeds (purchases) from sales of trading securities, net	(4,898)	(14)	348
Amortization of premiums and discounts on securities, net	2,833	10,302	5,172
Net loss (gain) on sales of securities	4,480	(5,340)	(1,522)
Impairment loss on equity securities	10,098	—	—
Net loss (gain) on sales of trading securities	5,009	14	(348)
Net gain on sales of mortgage loans	(537)	(1,021)	(650)
Federal Home Loan Bank stock dividend	(1,014)	(1,245)	(671)
Net change in real estate loans held for sale	(877)	4,374	(860)
Increase in cash surrender value of life insurance	(1,594)	(959)	(1,080)
Deferred income taxes	(6,528)	682	(4,087)
Gain on sale of other real estate, net	39	837	8
Stock-based compensation	165	—	—
Change in other assets	(246)	(4,345)	(16,642)
Change in other liabilities	4,467	(829)	8,353

Net cash provided by operating activities	21,103	38,370	25,225

Cash flows from investing activities
Sales of securities available-for-sale	707,488	428,300	319,952
Maturities of securities available-for-sale	38,660	355	4,190
Principal payments on securities	70,094	338,203	209,620
Purchases of securities available-for-sale	(502,136)	(932,634)	(611,101)
Purchases of securities held-to-maturity	(66,669)	—	(24,588)
Maturities of securities held-to-maturity	3,205	4,795	26,290
Sale of futures contracts	(13,887)	(7,967)	—
Purchase of mortgage loans	(42,690)	—	—
Net (increase) decrease in loans	(109,527)	48,545	(139,722)
Proceeds from sale of mortgage loans	—	142,546	—
Cash received (paid), net of cash and cash equivalents in acquisition and stock issuance	—	17,783	(1,008)
Proceeds from sale of other real estate	1,094	2,635	347
Property and equipment expenditures	(3,250)	(2,091)	(1,830)
Investment in life insurance	(23,000)	—	—

Net cash provided by (used in) investing activities	59,382	40,470	(217,850)

Cash flows from financing activities
Net increase in deposits	96,010	58,034	179,128
Issuance of junior subordinated debt owed to unconsolidated trusts, net of debt issuance costs	—	18,430	14,525
Borrowings	—	5,500	9,300
Payments on borrowings	(117,000)	(5,500)	(38,800)
Dividends paid	(8,583)	(7,317)	(6,450)
Change in short-term securities sold under agreements to repurchase and federal funds purchased	(4,298)	(3,183)	(116,789)
Proceeds from long-term securities sold under agreement to repurchase	—	—	151,521
Repurchase of common stock	—	—	(576)
Proceeds from exercise of stock options	660	1,666	641

Net cash provided by (used in) financing activities	(33,211)	67,630	192,500

Increase (decrease) in cash and cash equivalents	47,274	146,470	(125)
Cash and cash equivalents at beginning of year	196,157	49,687	49,812

Cash and cash equivalents at end of year	$243,431	$196,157	$49,687

MIDWEST BANC HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS — (Continued)

	Year Ended December 31,

	2004	2003	2002

	(In thousands)
Supplemental disclosures
Cash paid during the year for
Interest	$47,732	$49,953	$53,511
Income taxes	3,731	6,334	11,175
Supplemental schedule of noncash investing and financing activities
Amount due to broker for purchases of securities	—	—	20,582
Amount due from broker for sales of securities	—	40,477	—
Transfer from securities available-for-sale to held-to-maturity	—	—	99,841
Acquisitions
Noncash assets acquired:
Investment securities available for sale	—	17,128	—
Loans, net	—	157,477	—
Premises and equipment, net	—	8,719	139
Goodwill, net	—	—	761
Other intangibles, net	—	3,041	300
Other assets	—	5,930	—

Total noncash assets acquired	$—	$192,295	$1,200

Liabilities assumed:
Deposits	$—	$137,729	$—
Advances from the Federal Home Loan Bank	—	36,727	—
Accrued expenses and other liabilities	—	5,887	—

Total liabilities assumed	—	180,343	—

Net noncash assets acquired	$—	$11,952	$1,200

Cash and cash equivalents acquired	$—	$19,698	$—

See accompanying notes to consolidated financial statements.

MIDWEST BANC HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 —	Nature of Operations
      Midwest Banc Holdings, Inc. (“Midwest Banc” or the “Company”) is a bank holding company organized under the laws of the State of Delaware. Through its commercial bank and nonbank subsidiaries, the Company provides a full line of financial services to corporate and individual customers located in the greater Chicago metropolitan area and in Warren, Knox, Henderson, and Mercer Counties in western Illinois. These services include demand, time, and savings deposits; lending; mortgage banking; insurance products; and trust services. While the Company’s management monitors the revenue streams of the various products and services, operations are managed and financial performance is evaluated on a Company-wide basis. The Company operated in one business segment, community banking, providing a full range of services to individual and corporate customers; the nature of the banks’ products and production processes, type or class of customer, methods to distribute their products, and regulatory environment are similar.

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
      Use of Estimates: The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. A material estimate that is particularly susceptible to change is the allowance for loan losses and the fair value of financial instruments and derivatives.
      Cash: The Banks are subject to Federal Reserve regulations requiring depository institutions to maintain non-interest-earning reserves against their transaction accounts (primarily NOW and regular checking accounts). The Federal Reserve regulations generally require 3% reserves on the first $38.8 million of transaction accounts and 10% on the remainder. The first $6.6 million of otherwise reservable balances (subject to adjustments by the Federal Reserve) are exempted from the reserve requirements. The Banks are in compliance with the foregoing requirements. The Banks are required to maintain reserve balances in cash or on deposit with the Federal Reserve Bank, based on a percentage of deposits. The total of those reserve balances was approximately $23.9 million at December 31, 2004.
      Securities: Securities are classified as held-to-maturity when the Company has the ability and management has the positive intent to hold those securities to maturity. Accordingly, they are stated at cost adjusted for amortization of premiums and accretion of discounts. Securities are classified as available-for-sale when the Company may decide to sell those securities for changes in market interest rates, liquidity needs, changes in yields or alternative investments, and for other reasons. They are carried at fair value with unrealized gains and losses, net of taxes, reported in other comprehensive income (loss). Interest income is reported net of amortization of premium and accretion of discount. Realized gains and losses on disposition of securities available-for-sale are based on the net proceeds and the adjusted carrying amounts of the securities sold, using the specific identification method. Trading securities are carried at fair value. Realized and unrealized gains and losses on trading securities are recognized in the statement of income as they occur. No trading securities were held at December 31, 2004 or 2003. Declines in the fair value of held-to-maturity and available-for-sale securities below their cost that are deemed to be other than temporary are reflected in earnings as realized losses. In estimating other than-temporary losses, management considers (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term

MIDWEST BANC HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
prospects of the issuer, and (3) the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value. The evaluation also considers the impact that impairment may have on future capital, earnings, and liquidity.
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
      Loans: Loans are reported net of the allowance for loan losses and deferred fees. Impaired loans are carried at the present value of expected future cash flows or the fair value of the related collateral, if the loan is considered to be collateral dependent. Interest on loans is included in interest income over the term of the loan based upon the principal balance outstanding. The accrual of interest on loans is discontinued at the time the loan is 90 days past due unless the credit is well-secured and in process of collection. Past due status is based on contractual terms of the loan. In all cases, loans are placed on nonaccrual or charged off at an earlier date if collection of principal or interest is considered doubtful. All interest accrued but not collected for loans that are placed on nonaccrual or charged off is reversed against interest income. The interest on these loans is accounted for on the cash-basis or cost-recovery method, until qualifying for return to accrual. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured.
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
      The Company’s methodology for determining the allowance for loan losses represents an estimation pursuant to either Statement of Financial Accounting Standards No. (“SFAS”) 5, Accounting for Contingencies, or SFAS 114, Accounting by Creditors for Impairment of a Loan. The allowance reflects expected losses resulting from analyses developed through specific credit allocations for individual loans and historical loss experience for each loan category. The specific credit allocations are based on regular analyses of all commercial, commercial real estate and agricultural loans over $300,000 where the internal credit rating is at

MIDWEST BANC HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
or below a predetermined classification. These analyses involve a high degree of judgment in estimating the amount of loss associated with specific loans, including estimating the amount and timing of future cash flows and collateral values. The Company’s historical loss experience is updated quarterly. The allowance for loan losses also includes consideration of concentrations and changes in portfolio mix and volume, and other qualitative factors. In addition, regulatory agencies, as an integral part of their losses, may require the Company to make additions to the allowance based on their judgment about information available to them at the time of their examinations.
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
      Other Real Estate: Real estate acquired in settlement of loans is recorded at fair value when acquired, establishing a new cost basis. If fair value declines, a valuation allowance is recorded through expense. Only expenditures that increase the fair value of properties are recognized.
      Cash Surrender Value of Life Insurance: The Company has purchased life insurance policies on certain executive and senior officers. Life insurance is recorded at its cash surrender value, or the amount that can be realized.
      Goodwill: Goodwill results from prior business acquisitions and represents the excess of the purchase price over the fair value of acquired tangible assets and liabilities and identified intangible assets. Upon adopting new accounting guidance on January 1, 2002 and September 30, 2002, the Company ceased amortizing all of its goodwill. Goodwill is assessed at least annually as of September 30 for impairment and any such impairment will be recognized in the period identified.
      Income Taxes: Deferred tax assets and liabilities are recognized for temporary differences between the financial reporting basis and the tax basis of the Company’s assets and liabilities. Deferred taxes are recognized for the estimated taxes ultimately payable or recoverable based on enacted tax laws. Changes in enacted tax rates and laws are reflected in the financial statements in the periods they occur. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized.
      Contingencies: In the normal course of business, the Company is involved in various legal proceedings. In the opinion of management, any liability resulting from such proceedings would not have a material adverse effect on the Company’s consolidated financial statements.
      Transfers of financial assets: Transfers of financial assets are accounted for as sales only when control over the assets has been surrendered. Control over transferred assets is deemed to be surrendered when (1) the assets have been isolated from the Company, (2) the transferee obtains the right (free of conditions

MIDWEST BANC HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
that constrain it from taking advantage of that right) to pledge or exchange the transferred assets, and (3) the Company does not maintain effective control over the transferred assets through an agreement to repurchase them before their maturity.
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

	2004	2003	2002

	(In thousands, except
	per share data)
Net income as reported	$2,376	$22,781	$16,308
Deduct: Stock-based compensation expense determined under fair value-based method	494	457	321

Pro forma net income	$1,882	$22,324	$15,987

Basic earnings per share as reported	$0.13	$1.28	$1.01
Pro forma basic earnings per share	0.11	1.25	0.99
Diluted earnings per share as reported	0.13	1.25	0.99
Pro forma diluted earnings per share	0.10	1.23	0.97
      The pro forma effects are computed using option pricing models, using the following weighted-average assumptions as of grant date.

	2004	2003	2002

Fair value	$7.82	$6.31	$4.83
Risk-free interest rate	4.56%	3.40%	4.84%
Expected option life	7 years	5 years	5 years
Expected stock price volatility	21.01%	53.00%	36.68%
Dividend yield	2.18	1.98	2.27
      In December 2004, the FASB published FASB Statement No. 123 (revised 2004), “Share-Based Payment” (“FAS 123(R)”). FAS 123(R) requires that the compensation cost relating to share-based payment transactions, including grants of employee stock options, be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. FAS 123(R) permits entities to use any option-pricing model that meets the fair value objective in the Statement. Modifications of share-based payments will be treated as replacement awards with the cost of the incremental value recorded in the financial statements.
      FAS 123(R) is effective at the beginning of the third quarter of 2005. As of the date of this filing, No decisions have been made as to whether the Company will apply the modified prospective or retrospective transition method of application.
      The Company will present a cumulative effect of a change in accounting principle as a result of the adoption of FAS 123(R) for the estimation of future forfeitures. The Company is precluded from its past practice of only recognizing forfeitures as they occur.
      The impact of this statement on the Company is 2005 and beyond will depend upon various factors, among them being our future compensation strategy. The pro forma compensation costs presented in this and

MIDWEST BANC HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
prior filings for the Company have been calculated using a Black-Scholes option pricing model and may not be indicative of amounts which should be expected in future periods.
      Comprehensive Income: Comprehensive income includes both net income and other comprehensive income elements, including the change in unrealized gains and losses on securities available-for-sale, net of tax, and the portion related to securities transferred from available-for-sale to held-to-maturity.
      Earnings Per Common Share: Basic earnings per common share is net income divided by the weighted average number of common shares outstanding during the year. Diluted earnings per common share includes the dilutive effect of additional potential common shares issuable under stock options and restricted stock awards. Earnings and dividends per share are restated for all stock splits and dividends through the date of issue of the financial statements.
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

MIDWEST BANC HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
      During the first quarter of 2004, the Company applied the provisions of FIN 46 to four wholly-owned subsidiary trusts that issued capital securities to third-party investors. The application of FIN 46 resulted in the deconsolidation of the four wholly-owned subsidiary trusts. The assets and liabilities of the subsidiary trusts totaled $20 million, $15 million, 9 million and $10 million, respectively, at December 31, 2004. See Note 14 for further discussion of these trusts and the Company’s related obligations. The application of FIN 46 and related deconsolidation resulted in the reclassification of Company obligated mandatory redeemable trust preferred securities into “Investments In Grantor Trusts” and “Junior Subordinated Debt due to unconsolidated trusts.” The debentures issued by the grantor trusts to Midwest Banc, less the capital securities of the grantor trusts, continue to qualify as Tier I capital under interim guidance issued by the Board of Governors of the Federal Reserve System.
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
      New accounting pronouncements:
      In April 2003, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” This Statement amends SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133. This Statement is effective for contracts entered into or modified after June 30, 2003, except in certain circumstances, and for hedging relationships designated after June 30, 2003. This Statement did not have a material effect on the Company’s consolidated financial statements.
      In December 2003, the Accounting Standards Executive Committee of the AICPA issued Statement of Position No. 03-3 (“SOP 03-3”), “Accounting for Certain Loans or Debt Securities Acquired in a Transfer.” SOP 03-3 addresses the accounting for differences between contractual cash flows and the cash flows expected to be collected from purchased loans or debt securities if those differences are attributable, in part, to credit quality. SOP 03-3 requires purchased loans and debt securities to be recorded initially at fair value based on the present value of the cash flows expected to be collected with no carryover of any valuation allowance previously recognized by the seller. Interest income should be recognized based on the effective yield from the cash flows expected to be collected. To the extent that the purchased loans or debt securities experience subsequent deterioration in credit quality, a valuation allowance would be established for any additional cash flows that are not expected to be received. However, if more cash flows subsequently are expected to be received than originally estimated, the effective yield would be adjusted on a prospective basis. SOP 03-3 will be effective for loans and debt securities acquired after December 31, 2004. Management does not expect the adoption of this statement to have a material impact on the Company’s consolidated financial statements.

MIDWEST BANC HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      In March 2004, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin (“SAB”) No. 105, “Application of Accounting Principles to Loan Commitments,” which provides guidance regarding loan commitments that are accounted for as derivative instruments. In this SAB, the SEC determined that an interest rate lock commitment should generally be valued at zero at inception. The rate locks will continue to be adjusted for changes in value resulting from changes in market interest rates. This SAB did not have any effect on the Company’s financial position or results of operations.
      On September 30, 2004, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) Emerging Issues Task Force (“EITF”) Issue No. 03-1-1 delaying the effective date of paragraphs 10-20 of EITF 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments,” which provides guidance for determining the meaning of “other-than-temporarily impaired” and its application to certain debt and equity securities within the scope of SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” and investments accounted for under the cost method. The guidance requires that investments which have declined in value due to credit concerns or solely due to changes in interest rates must be recorded as other-than-temporarily impaired unless the Company can assert and demonstrate its intention to hold the security for a period of time sufficient to allow for a recovery of fair value up to or beyond the cost of the investment which might mean maturity. The delay of the effective date of EITF 03-1 will be superseded concurrent with the final issuance of proposed FSP Issue 03-1-a. Proposed FSP Issue 03-1-a is intended to provide implementation guidance with respect to all securities analyzed for impairment under paragraphs 10-20 of EITF 03-1. Management continues to closely monitor and evaluate how the provisions of EITF 03-1 and proposed FSP Issue 03-1-a will affect the Company.
      In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 153, “Exchanges of Nonmonetary Assets an amendment of APB Opinion No. 29.” This statement modifies an exception from fair value measurement of nonmonetary exchanges. Exchanges that are not expected to result in significant changes in cash flows of the reporting entity are not measured at fair value. This supersedes the prior exemption from fair value measurement for exchanges of similar productive assets and applies for fiscal years beginning after June 15, 2005. This Statement will not have a material effect on the Company’s consolidated financial statements.

MIDWEST BANC HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 3 —	Securities
      The amortized cost and fair value of securities available-for-sale and held-to-maturity are as follows:

	December 31, 2004

		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value

	(In thousands)
Securities available-for-sale Obligations of U.S. government agencies	$397,510	$—	$(26,676)	$370,834
Obligations of states and political subdivisions	1,909	58	—	1,967
Mortgage-backed securities	51,016	74	(840)	50,250
Equity securities	114,331	238	(62)	114,507
Corporate and other debt securities	11,074	—	(421)	10,653

Total securities available-for-sale	$575,840	$370	$(27,999)	$548,211

Securities held-to-maturity Obligations of states and political subdivisions	$9,574	$259	$—	$9,833
Mortgage-backed securities	80,159	406	(598)	79,967

Total securities held-to-maturity	$89,733	$665	$(598)	$89,800

	December 31, 2003

		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value

	(In thousands)
Securities available-for-sale
Obligations of U.S. government agencies	$360,280	$—	$(23,676)	$336,604
Obligations of states and political subdivisions	35,124	2,078	—	37,202
Mortgage-backed securities	172,420	2,312	(1,222)	173,510
Equity securities	159,391	353	(4,984)	154,760
Corporate and other debt securities	95,625	100	(1,661)	94,064

Total securities available-for-sale	$822,840	$4,843	$(31,543)	$796,140

Securities held-to-maturity
Obligations of states and political subdivisions	$12,840	$628	$—	$13,468
Mortgage-backed securities	43,234	537	—	43,771

Total securities held-to-maturity	$56,074	$1,165	$—	$57,239

MIDWEST BANC HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The following is a summary of the fair value of securities with unrealized losses and an aging of those unrealized losses:

	December 31, 2004

	Less Than 12 Months		12 Months or More		Total

	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses

	(In thousands)
Obligations of U.S. government agencies	$29,306	$(528)	$341,528	$(26,148)	$370,834	$(26,676)
Mortgage-backed securities	41,464	(603)	39,634	(835)	81,098	(1,438)
Equity securities	3,975	(6)	7,445	(56)	11,420	(62)
Corporate and other debt securities	—	—	10,653	(421)	10,653	(421)

Total temporarily impaired securities	$74,745	$(1,137)	$399,260	$(27,460)	$474,005	$(28,597)

      The Company recognized a $10.1 million “other-than-temporary” non-cash impairment charge on its investment in a single Federal National Mortgage Association preferred stock issuance. Although this investment has a variable, tax-advantaged dividend rate that resets every two years at the two-year treasury rate less 16 basis points and carries an investment grade rating, the market value of this investment is impacted by the current and expected level of interest rates. As a result, this investment has reflected varying loss positions since 2003. While the Company expected this investment to recover its original cost as interest rates increase and had both the intent and ability to hold the investment until such recovery occurred, this investment was deemed to be other-than-temporarily impaired given the duration of the unrealized loss position and uncertainty as to the timing of a full recovery. It is the practice of the Company not to retain securities that are classified other-than-temporarily impaired. These securities were liquidated in February 2005 at a $1.3 million gain in excess of the year-end value.
      Management does not believe any remaining individual unrealized loss as of December 31, 2004 represents other-than-temporary impairment. The unrealized loss for U.S. government agencies and mortgage-backed securities relate primarily to securities issued by FNMA and FHLMC. The unrealized losses reported for corporate and other debt securities relate to securities which were rated single A minus or more by a nationally recognized rating agency. These unrealized losses are primarily attributable to changes in interest rates. The Company has both the intent and ability to hold the securities contained in the previous table for a time necessary to recover its amortized cost. The above temporary loss is reflected net of tax in other comprehensive loss which does not impact regulatory capital.
      Securities with an approximate carrying value of $430.5 million and $554.9 million at December 31, 2004 and 2003 were pledged to secure public deposits, borrowings, and for other purposes as required or permitted by law. Included in securities pledged at December 31, 2004 and 2003 is $108.5 million and $203.1 million, respectively, which have been pledged for FHLB borrowings.

MIDWEST BANC HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The amortized cost and fair value of securities by contractual maturity at December 31, 2004 are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized
	Cost	Fair Value

	(In thousands)
Securities available-for-sale
Due in one year or less	$912	$929
Due after one year through five years	30,831	30,345
Due after five years through ten years	374,616	348,282
Due after ten years	4,134	3,898

	410,493	383,454
Mortgage-backed securities	51,016	50,250

Total debt securities	461,509	433,704
Equity securities	114,331	114,507

Total securities available-for-sale	$575,840	$548,211

Securities held-to-maturity
Due in one year or less	$4,386	$4,452
Due after one year through five years	4,938	5,112
Due after five years through ten years	250	269

	9,574	9,833
Mortgage-backed securities	80,159	79,967

Total securities held-to-maturity	$89,733	$89,800

      Proceeds from sales of securities available-for-sale and the realized gross gains and losses are as follows:

	Year Ended December 31,

	2004	2003	2002

	(In thousands)
Proceeds from sales	$707,488	$428,300	$319,952
Gross realized gains	$5,048	$7,082	$2,069
Gross realized losses	(3,428)	(1,189)	(547)
Hedge ineffectiveness	(6,100)	(553)	—

Net gains (losses) on securities transactions	$(4,480)	$5,340	$1,522

See Note 21 — Derivative Instruments for further discussion on the fair value hedge and hedge ineffectiveness.

Note 4 —	Fair Value of Financial Instruments
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

MIDWEST BANC HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
      The estimated fair values of the Company’s financial instruments were as follows:

	December 31,

	2004		2003

	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value

	(In thousands)
Financial assets
Cash and cash equivalents	$243,431	$243,431	$196,157	$196,157
Securities available-for-sale	548,211	548,211	796,140	796,140
Securities held-to-maturity	89,733	89,800	56,074	57,239
Loans, net of allowance for loan losses	1,212,439	1,213,541	1,065,582	1,070,032
Accrued interest receivable	10,074	10,074	12,053	12,053
Due from broker	—	—	40,477	40,477
Financial liabilities
Deposits
Non-interest-bearing	(176,995)	(176,995)	(160,668)	(160,668)
Interest-bearing	(1,505,426)	(1,475,653)	(1,425,743)	(1,403,049)
Securities sold under agreements to repurchase and federal funds purchased	(198,401)	(196,939)	(202,699)	(205,444)
FHLB advances	(133,628)	(148,266)	(253,461)	(275,630)
Notes payable	—	—	(2,000)	(2,000)
Junior subordinated debt owed to unconsolidated trusts	(55,672)	(55,070)	(54,000)	(54,075)
Accrued interest payable	(3,480)	(3,480)	(3,463)	(3,463)
Interest rate swaps	(3,872)	(3,872)	(1,886)	(1,886)
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
      In 2004, the Company sold U.S. Treasury 10-year futures contracts in order to hedge certain U.S. Agency notes held in its available-for-sale portfolio. The Company’s objective was to offset changes in the fair market value of the U.S. Agency notes with changes in the fair market value of the futures contracts,

MIDWEST BANC HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
thereby reducing interest rate risk. The hedge was de-designated as of December 31, 2004 and these futures contracts were terminated in January 2005. See Note 21 — Derivative Instruments for further discussion on the fair value hedge.

Note 5 —	Loans
      Major classifications of loans are summarized as follows:

	December 31,

	2004		2003

		Loan		Loan
		Category		Category
		to Gross		to Gross
	Amount	Loans	Amount	Loans

	(Dollars in thousands)
Commercial	$211,278	17.2%	$203,920	18.8%
Commercial real estate	781,547	63.5	711,891	65.8
Agricultural	62,949	5.1	58,144	5.4
Consumer real estate	164,455	13.4	96,107	8.9
Consumer installment	10,665	0.9	12,124	1.1

Total loans, gross	1,230,894	100.0%	1,082,186	100.0%
Net deferred fees	(494)		(890)

Total loans	$1,230,400		$1,081,296

      Included in consumer real estate are $693,000 and $1.6 million of loans held for sale at December 31, 2004 and 2003.

Note 6 —	Allowance for Loan Losses
      The following is a summary of changes in the allowance for loan losses:

	Year Ended December 31,

	2004	2003	2002

	(In thousands)
Balance at beginning of year	$15,714	$20,754	$10,135
Balance from acquisition	—	300	—
Adjustment for loan sale to related parties(1)	—	(6,685)	—
Provision for loan losses	4,224	10,205	18,532
Loans charged off	(2,522)	(10,005)	(8,206)
Recoveries on loans previously charged off	545	1,145	293

Balance at end of year	$17,961	$15,714	$20,754

(1)	Adjustment made following the March 26, 2003 receipt of $13.3 million of proceeds relating to the sale of certain loans to a related party, of which $12.5 million was applied to outstanding principal, $750,000 to the letter of credit, and $67,000 applied to accrued interest income and late charges. See Note 28.

MIDWEST BANC HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      A portion of the allowance for loan losses is allocated to impaired loans. Refer to Note 28 for additional discussion regarding the allowance for loan losses. Information with respect to impaired loans and the related allowance for loan losses is as follows:

	December 31,

	2004	2003	2002

	(In thousands)
Impaired loans for which no allowance for loan losses is allocated	$16,164	$8,905	$146
Impaired loans with an allocation of the allowance for loan losses	20,392	21,774	29,998

Total impaired loans	$36,556	$30,679	$30,144

Allowance for loan losses allocated to impaired loans	$6,656	$5,507	$14,286

	Year Ended December 31,

	2004	2003	2002

	(In thousands)
Average impaired loans	$39,901	$26,728	$13,677
Interest income recognized on impaired loans on a cash basis	2,898	2,141	207
      Interest payments on impaired loans are generally applied to principal, unless the loan principal is considered to be fully collectible, in which case, interest is recognized on the cash basis.
      Nonperforming loans were as follows:

	December 31,

	2004	2003	2002

	(In thousands)
Loans past due over 90 days still on accrual	$29	$18	$2,514
Nonaccrual loans	9,865	15,665	29,035

Total nonperforming loans	$9,894	$15,683	$31,549

      Nonperforming loans and impaired loans are defined differently. Some loans may be included in both categories, whereas other loans may only be included in one category.

Note 7 —	Other Real Estate
      At December 31, 2004, other real estate totaled $8.2 million compared to $7.0 million at December 31, 2003. A 104 unit townhome project represents $7.7 million of the total other real estate.
      Title to the townhome project was acquired in September 2003. The 104 units consisted of 3 finished units and 101 lots to be developed. Midwest Bank and Trust Company has engaged an established builder to further develop this project. The builder has upgraded units adding more square footage and amenities to the units being offered for development. Six buildings were partially constructed at December 31, 2004 with initial marketing efforts established. At December 31, 2004, the property is recorded at its net realizable value and management will continue to evaluate the property quarterly for impairment and take valuation adjustments as deemed necessary.
      Marketing efforts have commenced and sales have occurred. Management expects additional advances to complete construction of these units over the next 18 to 30 months ranging from $1.0 million to $3.0 million of the initial other real estate balance.

MIDWEST BANC HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Other real estate activity was as follows:

	December 31,

	2004	2003

	(In thousands)
Beginning balance	$6,942	$533
Transfer of net realizable value to other real estate	874	9,881
Funding towards project	1,542	—
Sales proceeds, net	(1,134)	(3,029)
Provision for other real estate	—	(443)

Total other real estate	$8,224	$6,942

Note 8 —	Premises and Equipment
      Premises and equipment are summarized as follows:

	December 31,

	2004	2003

	(In thousands)
Land and improvements	$10,314	$10,519
Building and improvements	28,671	27,236
Furniture and equipment	18,582	17,549

Total cost	57,568	55,304
Accumulated depreciation	(30,047)	(27,928)

Premises and equipment, net	$27,521	$27,376

Note 9 —	Goodwill and Intangibles
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
      Intangible asset disclosures are as follows (in thousands):

	December 31, 2004		December 31, 2003

	Gross Carrying	Accumulated	Gross Carrying	Accumulated
	Amount	Amortization	Amount	Amortization

Amortized intangible assets:
Core deposit and other intangibles	$3,130	$(913)	$3,341	$(551)
Estimated intangible amortization expense:
For the year ending December 31, 2005	429
For the year ending December 31, 2006	373
For the year ending December 31, 2007	354
For the year ending December 31, 2008	354
For the year ending December 31, 2009	420

MIDWEST BANC HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The following tables present the changes in the carrying amount of goodwill and other intangibles during the years ended December 31, 2004 and December 31, 2003 (in thousands):

	December 31, 2004

		Core Deposit
		and Other
	Goodwill	Intangibles

Balance at beginning of period	$4,360	$2,790
Amortization expense	—	(362)
Goodwill and intangibles acquired	—	(211)

Balance at end of period	$4,360	$2,217

	December 31, 2003

		Core Deposit
		and Other
	Goodwill	Intangibles

Balance at beginning of year	$4,360	$244
Amortization expense	—	(495)
Goodwill and intangibles acquired	—	3,041

Balance at end of year	$4,360	$2,790

Note 10 —	Income Taxes
      The provision for income taxes consists of the following:

	Year Ended December 31,

	2004	2003	2002

	(In thousands)
Current
Federal	$2,991	$8,095	$7,761
State	(638)	110	987
Deferred	(6,528)	682	(4,087)

Total provision for income taxes	$(4,175)	$8,887	$4,661

MIDWEST BANC HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The difference between the provision for income taxes in the financial statements and amounts computed by applying the current federal income tax rate of 35% to income before income taxes is reconciled as follows:

	Year Ended December 31,

	2004	2003	2002

	(In thousands)
Income taxes computed at the statutory rate	$(630)	$11,084	$7,339
Decrease in state income taxes due to Illinois audit settlement	—	—	(821)
Tax-exempt interest income on securities and loans	(517)	(1,184)	(1,021)
General business credits	(120)	—	—
State income taxes, net of federal tax benefit	(1,315)	506	378
Cash surrender value increase, net of premiums	(553)	(336)	(376)
Dividends received deduction	(1,212)	(1,091)	(818)
Other	172	(92)	(20)

Total provision for income taxes	$(4,175)	$8,887	$4,661

      The net deferred tax asset, included in other assets in the accompanying balance sheets, consisted of the following components:

	December 31,

	2004	2003

	(In thousands)
Gross deferred tax assets
Unrealized loss on securities available-for-sale	$10,960	$10,608
Allowance for loan losses	7,125	6,234
Amortizable assets	—	117
Deferred compensation	1,124	463
Net operating loss carryforward	667	1,675
Income from partnerships	117	261
Deferred tax credits	430	—
Impairment loss on equity securities	4,006	—
Hedge ineffectiveness	2,639	—

Total gross deferred tax assets	27,068	19,358

Gross deferred tax liabilities
Depreciation	(1,773)	(2,151)
FHLB stock dividends	(2,121)	(1,719)
Amortizable liabilities	(726)	—
Other	(82)	(2)

Total gross deferred tax liabilities	(4,702)	(3,872)

Net deferred tax asset	$22,366	$15,486

      As a result of the acquisition of Big Foot Financial Corp. (“BFFC”) deferred tax assets at December 31, 2003 were increased by approximately $442,000 which is related to the historical deferred taxes of BFFC and purchase accounting adjustments.

MIDWEST BANC HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      In March 2003, the Bank received proceeds in connection with the sale of certain loans. See Note 28. As a result the Bank recognized a $4.0 million after-tax capital contribution. The deferred tax asset decreased by approximately $2.7 million as a result of this transaction.

Note 11 —	Securities Sold Under Agreements to Repurchase
      The Company has retail repurchase agreements with customers within its local market areas. These borrowings are collateralized with securities owned by the Company and held in safekeeping at independent correspondent banks. In addition, the Company has repurchase agreements with brokerage firms, which are in possession of the underlying securities. The same securities are returned to the Company at the maturity of the agreements. At December 31, 2004, repurchase agreements with brokerage firms approximated $184.7 million. The following summarizes certain information relative to these borrowings:

	2004	2003	2002

	(In thousands)
Outstanding at end of year	$198,401	$202,699	$185,057
Weighted average interest at year end	2.59%	2.89%	2.95%
Maximum amount outstanding as of any month end	$335,764	$243,909	$204,830
Average amount outstanding	212,644	211,825	155,635
Approximate weighted average rate during the year	2.59%	2.81%	2.70%
      At December 31, 2004, securities sold under agreements to repurchase are summarized below:

			Collateral Mortgage-
			Backed and Equity
			Securities

	Repurchase	Weighted Average	Amortized
Original Term	Liability	Interest Rate	Cost	Fair Value

	(In thousands)
Up to 30 days	$9,208	2.21%	$14,970	$11,906
30 to 90 days	893	2.10	1,124	1,127
180 days to 1 year	2,509	2.47	2,927	2,877
2 to 3 years	19,500	2.16	28,713	26,421
Over 3 years	166,291	2.67	188,091	177,380

	$198,401	2.59%	$235,825	$219,711

MIDWEST BANC HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 12 —	Advances from the FHLB
      Advances from the FHLB are summarized as follows:

	December 31,

	2004		2003

	Weighted Average		Weighted Average
	Rate	Amount	Rate	Amount

	(In thousands)
Advances from the Federal Home Loan Bank due
2004	—%	$—	5.63%	$4,500
2005	—	—	6.20	41,010
2006	—	—	1.21	2,000
2008	—	—	5.09	69,338
2010	4.55	133,628	3.28	135,613
2011	—	—	4.08	1,000

Total	4.55%	$133,628	4.26%	$253,461

      At December 31, 2004, the FHLB advances have various call provisions. The Company maintains a collateral pledge agreement covering secured advances whereby the Company has specifically pledged $6.1 million and $21.5 million of mortgages on agricultural property, free of all other pledges, liens, and encumbrances (not more than 90 days delinquent) at December 31, 2004 and 2003, respectively. Various securities are also pledged as collateral as discussed in Note 3. In addition the Company also has collateralized the advances by a blanket lien arrangement at December 31, 2004 and 2003. The weighted average rate includes the impact of the interest rate swaps.

Note 13 —	Notes Payable
      Notes payable consisted of the following:

	December 31,

	2004	2003

	(In thousands)
Revolving line of credit ($25,000,000) maturing on April 7, 2005, interest payments due quarterly at 90-day LIBOR plus 150 basis points or prime rate; secured by all common stock of the subsidiary banks	$—	$—
Revolving line of credit ($10,000,000) maturing on May 1, 2004, interest payments due quarterly at the 30-, 60-, 90-, or 180-day LIBOR plus 120 basis points or prime rate less 25 basis points (weighted average rate of 2.11% at December 31, 2003); secured by all common stock of the subsidiary banks	$—	$2,000
      The revolving line of credit includes the following covenants at December 31, 2004: (1) the banks must not have nonperforming assets in excess of 25% of Tier 1 capital plus the loan loss allowance and (2) the Company and each subsidiary bank must be considered well capitalized. The Company has complied with both of these debt covenants at December 31, 2004.

Note 14 —	Junior Subordinated Debt Owed to Unconsolidated Trusts
      In May 2000, the Company formed the MBHI Capital Trust I (“Trust”). The Trust is a statutory business trust formed under the laws of the State of Delaware and is wholly owned by the Company. In June 2000, the Trust issued 10.0% Company obligated mandatory redeemable trust preferred securities with an

MIDWEST BANC HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
aggregate liquidation amount of $20,000,000 ($25 per preferred security) to third-party investors in an underwritten public offering. The Company issued 10.0% junior subordinated debentures aggregating $20,000,000 to the Trust. The junior subordinated debentures are the sole assets of the Trust. The Company obligated mandatory redeemable trust preferred securities and the junior subordinated debentures pay distributions and dividends, respectively, on a quarterly basis, which are included in interest expense. The Company obligated mandatory redeemable trust preferred securities will mature on June 7, 2030, at which time the preferred securities must be redeemed. The Company obligated mandatory redeemable trust preferred securities and junior subordinated debentures can be redeemed contemporaneously, in whole or in part, beginning June 7, 2005 at a redemption price of $25 per preferred security. The Company has provided a full, irrevocable, and unconditional guarantee on a subordinated basis of the obligations of the Trust under the preferred securities in the event of the occurrence of an event of default, as defined in such guarantee. Debt issuance costs totaling $270,000 and underwriting fees of $700,000 were capitalized related to the offering and are being amortized over the estimated life of the Company obligated mandatory redeemable trust preferred securities. The Company has given notice to the trustee that these securities will be redeemed on June 7, 2005.
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
      The trust preferred securities issued by MBHI Capital Trust I, II, III and IV are currently included in the Tier 1 capital of the Company for regulatory capital purposes. The Federal Reserve may in the future disallow inclusion of the trust preferred securities in Tier 1 capital for regulatory capital purposes. In July 2003, the Federal Reserve issued a supervisory letter instructing bank holding companies to continue to include the trust preferred securities in their Tier 1 capital for regulatory capital purposes until notice is given to the contrary. The Federal Reserve intends to review the regulatory implications of the change in accounting treatment of subsidiary trusts that issue trust preferred securities and, if necessary or warranted, provide further appropriate guidance. There can be no assurance that the Federal Reserve will continue to permit institutions to include trust preferred securities in Tier I capital for regulatory capital purposes.
      As of December 31, 2004, assuming the Company was not permitted to include the $54 million in trust preferred securities issued by MBHI Capital Trust I, II, III and IV in its Tier 1 capital, the Company would still exceed the regulatory required minimums for capital adequacy purposes. If the trust preferred securities were no longer permitted to be included in Tier 1 capital, the Company would also be permitted to redeem the capital securities without penalty.

Note 15 —	Employee Benefit Plans
      The Company maintains a 401(k) salary reduction plan covering substantially all employees. Eligible employees may elect to make tax deferred contributions within a specified range of their compensation as defined in the plan. The Company contributes 1% more than the employee’s contribution up to a maximum

MIDWEST BANC HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
5% employer contribution. Contributions to the plan are expensed currently and were $660,000, $618,000, and $519,000 for the years ended December 31, 2004, 2003, and 2002.
      The Company and various members of senior management have entered into a Supplemental Executive Retirement Plan (“SERP”). The SERP provides for guaranteed payments, based on a percentage of the individual’s final salary, for 15 years after age 65. The benefit amount is reduced if the individual retires prior to age 65. The liability is being accrued over the vesting period. Expense of $1.5 million, $464,000, and $297,000 was recorded for the years ended December 31, 2004, 2003, and 2002 and has been included in compensation and benefits. Included in the $1.5 million for the year ended December 31, 2004 was $967,000 in severance expense for the former president and chief executive officer and $86,000 in accelerated benefit expense. Also included in the retirement benefit obligation for the former president and chief executive officer was severance and welfare benefits of $519,000 which is to be paid over 12 to 18 months commencing October 2004. These expenses were recognized in the year ended December 31, 2004.
      The Company has purchased life insurance policies on various members of executive and senior management. The Company is the beneficiary of these life insurance policies, which have an aggregate death benefit of approximately $133.6 million at December 31, 2004. In addition, the policies had aggregate cash surrender values of approximately $49.5 million at December 31, 2004 and $24.9 million at December 31, 2003. In July 2004, the Company invested an additional $23.0 million in life insurance policies. These insurance policies are the funding vehicle for the SERP plan and other employee benefit plans.

Note 16 —	Time Deposits
      Interest-bearing deposits in denominations of $100,000 and over were $206,132,000 as of December 31, 2004 and $216,338,000 as of December 31, 2003. Interest expense related to deposits in denominations of $100,000 and over was $2,489,000 for 2004, $3,939,000 for 2003, and $6,432,000 for 2002.
      Certificates of deposit have scheduled maturities for the years 2005 through 2009 and thereafter as follows:

(In thousands)
2005	$650,723
2006	185,877
2007	42,710
2008	3,313
2009	2,478
Thereafter	—

$885,101

Note 17 —	Related Party Transactions
      Certain executive officers, directors, and their related interests are loan customers of the Company’s subsidiary banks. A summary of loans made by the subsidiary banks to or for the benefit of directors and executive officers is as follows:

(In thousands)
Balance at December 31, 2003	$26,728
New loans	13,109
Repayments	(10,441)

Balance at December 31, 2004	$29,396

MIDWEST BANC HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 18 —	Capital Requirements
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
      Quantitative measures established by regulation to ensure capital adequacy require banks and bank holding companies to maintain minimum amounts and ratios of total and Tier 1 capital to risk-weighted assets and Tier 1 capital to average assets. If banks do not meet these minimum capital requirements, as defined, bank regulators can initiate certain actions that could have a direct material effect on a bank’s financial statements. Management believes that, as of December 31, 2004 and 2003, the Company and its subsidiary banks met all capital adequacy requirements to which they were subject.
      As of December 31, 2004, the most recent Federal Deposit Insurance Corporation notification categorized the subsidiary banks as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the institutions’ categories. To be categorized as well capitalized, banks must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios. The actual capital amounts and ratios for the Company and subsidiary banks are presented in the following table:

			Minimum Required

			For Capital		To Be Well
	Actual		Adequacy Purposes		Capitalized

	Amount	Ratio	Amount	Ratio	Amount	Ratio

			(In thousands)
As of December 31, 2004
Total Capital (to risk-weighted assets)
Company	$219,343	14.7%	$119,758	8.0%	n/a	n/a
MBTC	189,276	14.3	105,724	8.0	132,155	10.0
MBWI	23,685	13.7	13,822	8.0	17,278	10.0
Tier 1 Capital (to risk-weighted assets)
Company	198,597	13.3	59,879	4.0	n/a	n/a
MBTC	172,985	13.1	52,862	4.0	79,293	6.0
MBWI	21,936	12.7	6,911	4.0	10,367	6.0
Tier 1 Capital (to average assets)
Company	198,597	8.5	93,225	4.0	n/a	n/a
MBTC	172,985	8.5	80,991	4.0	101,239	5.0
MBWI	21,936	7.4	11,816	4.0	14,770	5.0

MIDWEST BANC HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

			Minimum Required

			For Capital		To Be Well
	Actual		Adequacy Purposes		Capitalized

	Amount	Ratio	Amount	Ratio	Amount	Ratio

			(In thousands)
As of December 31, 2003
Total Capital (to risk-weighted assets)
Company	$216,819	14.7%	$117,647	8.0%	n/a	n/a
MBTC	180,973	14.0	103,635	8.0	129,544	10.0
MBWI	23,129	13.2	14,065	8.0	17,581	10.0
Tier 1 Capital (to risk-weighted assets)
Company	201,105	13.7	58,823	4.0	n/a	n/a
MBTC	166,514	12.9	51,818	4.0	77,726	6.0
MBWI	21,874	12.4	7,033	4.0	10,549	6.0
Tier 1 Capital (to average assets)
Company	201,105	8.9	89,967	4.0	n/a	n/a
MBTC	166,514	8.5	78,071	4.0	97,589	5.0
MBWI	21,874	7.7	11,391	4.0	14,239	5.0
Note 19 — Off-Balance-Sheet Risk and Concentrations of Credit Risk
      The Company is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet financing needs of customers. Since many commitments to extend credit expire without being used, the amounts below do not necessarily represent future cash commitments. These financial instruments include lines of credit, letters of credit, and commitments to extend credit. These are summarized as of December 31, 2004 as follows:

	Amount of Commitment Expiration Per Period

	Within			After
	1 Year	1-3 Years	4-5 Years	5 Years	Total

	(In thousands)
Lines of Credit:
Commercial real estate	$115,817	$32,755	$544	$1,881	$150,997
Consumer real estate	16,491	2,474	9,367	27,766	56,098
Consumer	—	—	—	3,427	3,427
Commercial	94,540	2,639	454	1,261	98,894
Letters of credit	32,452	660	3,997	—	37,109
Commitments to extend credit	146,270	—	—	—	146,270

Total commercial commitments	$405,570	$38,528	$14,362	$34,335	$492,795

      At December 31, 2004 and 2003, commitments to extend credit included $27,412,000 and $7,420,000 of fixed rate loan commitments. These commitments are due to expire within 30 to 90 days of issuance and have rates ranging primarily from 3.25% to 6.70%. Substantially all of the unused lines of credit are at adjustable rates of interest.
      The credit risk amounts represent the maximum accounting loss that would be recognized at the reporting date if counterparties failed completely to perform as contracted and any collateral or security

MIDWEST BANC HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
proved to be of no value. The Company has experienced little difficulty in accessing collateral when necessary. The amounts of credit risk shown therefore greatly exceed expected losses.
Note 20 — Stock Compensation and Restricted Stock Awards
      The 1996 Stock Option Plan (the “Plan”) became effective on November 19, 1996. Under the Plan, officers, directors, and key employees may be granted incentive stock options to purchase the Company’s common stock at no less than 100% of the market price on the date the option is granted. Options can be granted to become exercisable immediately or options can be granted to become exercisable in installments of 25% a year on each of the first through the fourth anniversaries of the grant date. In all cases, the options have a maximum term of ten years. The Plan also permits nonqualified stock options to be issued. Currently, the Plan authorizes a total of 1,725,000 shares for issuance. There are 233,786 remaining options grants authorized under the plan at December 31, 2004.
      Information about option grants follows:

		Weighted Average
	Number of	Exercise Price
	Options	Per Share

Outstanding at January 1, 2002	1,013,292	9.77
Granted during 2002	235,500	14.90
Exercised during 2002	(137,717)	9.40
Forfeited during 2002	(11,278)	10.76

Outstanding at December 31, 2002	1,099,797	10.90
Granted during 2003	103,000	18.34
Exercised during 2003	(120,251)	10.25
Forfeited during 2003	(6,001)	13.42

Outstanding at December 31, 2003	1,076,545	11.67
Granted during 2004	117,500	22.03
Exercised during 2004	(70,521)	9.37
Forfeited during 2004	(10,938)	16.78

Outstanding at December 31, 2004	1,112,586	$12.78

      Options exercisable at year end are as follows:

		Weighted Average
	Number of	Exercise Price
	Options	Per Share

2002	539,981	$9.89
2003	584,670	10.30
2004	805,836	10.96

MIDWEST BANC HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Options outstanding at December 31, 2004 were as follows:

	Outstanding
			Exercisable
		Weighted Average
		Remaining		Weighted Average
Range of Exercise Price	Number	Contractual Life	Number	Exercise Price

$5.42-8.50	50,000	2.78	50,000	$8.01
$8.83-10.59	487,774	5.57	450,024	9.56
$10.75-14.90	362,062	10.35	282,562	13.09
$18.34-22.03	212,750	9.00	23,250	18.34

Outstanding at year end	1,112,586	6.18	805,836	$10.96

      During 2004, the Company granted restricted shares to its Chief Executive Officer. These restricted shares vest over a five year period. Holders of restricted shares are entitled to receive cash dividends paid to the Company’s common stockholders and have the right to vote the restricted shares prior to vesting. Compensation expense for the restricted shares equals the market price of the related stock at the date of grant and is amortized on a straight-line basis over the vesting period. During 2004, 150,000 restricted shares were granted, with a grant-date per share fair value of $18.71. As of December 31, 2004, all 150,000 restricted shares granted in 2004 were outstanding. The Company recognized $165,000 in compensation expense related to the restricted stock grants during 2004. No restricted shares were granted or outstanding in 2003 and 2002.

MIDWEST BANC HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 21 —	Derivative Instruments
      The Company enters into interest rate swaps to reduce exposure to declining interest rates. As of December 31, 2004, the Company has various interest rate swap transactions, which results in the Company converting $137.5 million of its FHLB advance fixed rate debt to floating rate debt. The swap transactions require payment of interest by the Company at the one-month LIBOR plus a spread and, in turn, the Company receives a fixed rate. The Company has documented these to be fair value hedges that are carried at their estimated fair value with the changes in fair values recorded as an other asset or other liability as appropriate.
      Summary information about interest rate swaps at year-end follows:

	2004	2003

	(In thousands)
Notional amounts	$137,500	$137,500
Weighted average fixed rates received	5.46%	5.46%
Weighted average variable rates paid	4.45%	3.34%
Weighted average maturity	5.60 years	6.61 years
Fair value	$(3,872)	$(1,886)
      The Company has also bought and sold various put and call options with terms less than 90 days on U.S. Treasury and government agency obligations, mortgage-backed securities and futures contracts during 2004 and 2003. These are stand-alone derivatives that are carried at their estimated fair value with the corresponding gain or loss recorded in net trading profits or losses. The Company did not have any put or call options outstanding amounts at December 31, 2004 and 2003.
      In August 2002, the Company entered into a credit derivative transaction with a notional amount of $20 million for a term of five years, maturing August 30, 2007. The credit swap has a credit rating of Aa2/AA by Moody’s and Standard and Poors. In November 2002, the Company entered a credit derivative transaction with a notional amount of $30 million for a term of five years, maturing November 27, 2002. The credit swap has a credit rating of Aa1/AAA- by Moody’s and Standard and Poors. Both of these stand-alone derivative transactions were terminated in October of 2003.
      In 2004, the Company entered into 3,300 U.S. Treasury 10-year note futures contracts with a notional value of $330.0 million and a delivery date of March 2005. The Company had 3,000 U.S. Treasury 10-year note futures contracts with a notional value of $300.0 million outstanding at December 31, 2003. The Company sold these contracts in order to hedge certain U.S. Agency notes held in its available-for-sale portfolio. The Company’s objective was to offset changes in the fair market value of the U.S. Agency notes with changes in the fair market value of the futures contracts, thereby reducing interest rate risk. The Company documented these futures contracts as fair value hedges with the changes in market value of the futures contracts as well as the changes in the market value of the hedged items charged or credited to earnings on a quarterly basis in net gains (losses) on securities transactions. The hedging relationship is assessed to ensure that there is a high correlation between the hedge instruments and hedged items. For the year ending December 31, 2004, the change in the market values resulted in a net loss of $6.1 million which was recorded in net gains (losses) on securities transactions compared to the $553,000 loss recorded for the

MIDWEST BANC HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
year ended December 31, 2003. The table below summarizes the net gains (losses) on securities transactions for the periods shown.

	December 31,

	2004	2003	2002

	(In thousands)
Net gains on securities transactions	$1,620	$5,893	$1,522
Hedge ineffectiveness	(6,100)	(553)	—

Net gains (losses) on securities transactions	$(4,480)	$5,340	$1,522

      Gains or losses for fair value hedges occur when changes in the market value of the hedged items are not identical to changes in the market value of hedge instruments during the reporting period. The Company de-designated this hedge as of December 31, 2004 and the futures contracts are stand-alone derivatives. These futures contracts were terminated in January 2005 at a gain of $393,000.
      In 2004, the Company entered into spread lock swap agreements with a notional value of $280.0 million, determination date of March 31, 2005, and spread lock strike of 0.41%. The Company entered into this contract in order to minimize earnings volatility associated with spread widening of the hedged U.S. Agency notes through the first quarter of 2005. These are stand-alone derivatives that are carried at their estimated fair value with the corresponding gain or loss recorded in net trading profits or losses. The Company has terminated these agreements in January 2005 at a loss of $449,000.

MIDWEST BANC HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Note 22 — Parent Company Financial Statements
      The following are condensed balance sheets and statements of income and cash flows for the Company, without subsidiaries:
CONDENSED BALANCE SHEETS

	December 31,

	2004	2003

	(In thousands)
ASSETS
Cash	$2,669	$11,716
Investment in subsidiaries	186,700	186,097
Other assets	9,023	6,351

Total assets	$198,392	$204,164

LIABILITIES AND STOCKHOLDERS’ EQUITY
Note payable	$—	$2,000
Junior subordinated debt owed to unconsolidated trusts	55,672	54,000
Other liabilities	5,297	5,083
Stockholders’ equity	137,423	143,081

Total liabilities and stockholders’ equity	$198,392	$204,164

CONDENSED STATEMENTS OF INCOME

	December 31,

	2004	2003	2002

	(In thousands)
Operating income
Dividends from subsidiary banks	$7,471	$7,445	$7,303
Fees from subsidiaries	1,899	1,831	1,705
Other income	37	1,104	350
Interest expense	(3,567)	(2,844)	(1,827)
Other expense	(8,633)	(5,566)	(4,862)

Income (loss) before income taxes and equity in undistributed income of subsidiaries	(2,793)	1,970	2,669
Income tax benefit	3,932	2,110	2,054
Equity in undistributed income of subsidiaries	1,237	18,701	11,585

Net income	$2,376	$22,781	$16,308

MIDWEST BANC HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
CONDENSED STATEMENTS OF CASH FLOWS

	December 31,

	2004	2003	2002

	(In thousands)
Cash flows from operating activities
Net income	$2,376	$22,781	$16,308
Adjustments to reconcile net income to net cash provided by operating activities
Equity in undistributed income of subsidiaries	(1,237)	(18,701)	(11,585)
Depreciation	73	66	71
Stock-based compensation	165	—	—
Decrease (increase) in other assets	(2,175)	7,059	(4,458)
Increase (decrease) in other liabilities	1,881	(3,178)	341

Net cash provided by operating activities	1,083	8,027	677

Cash flows from investing activities
Cash paid, net of cash and cash equivalents in acquisition and stock issuance	—	(1,377)	—
Investment in subsidiaries	—	(10,000)	(4,700)
Property and equipment expenditures	(207)	(68)	(50)

Net cash used in investing activities	(207)	(11,445)	(4,750)

Cash flows from financing activities
Issuance of junior subordinated debt, net of debt issuance costs	—	18,430	14,525
Notes payable	—	5,500	—
Payments on notes payable	(2,000)	(5,500)	(4,500)
Dividends paid	(8,583)	(7,317)	(6,450)
Repurchase of common stock	—	—	(576)
Proceeds from exercise of stock options	660	1,666	(641)

Net cash provided by (used in) financing activities	(9,923)	12,779	3,640

Increase (decrease) in cash and cash equivalents	(9,047)	9,361	(433)
Cash and cash equivalents at beginning of year	11,716	2,355	2,788

Cash and cash equivalents at end of year	$2,669	$11,716	$2,355

MIDWEST BANC HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Note 23 — Earnings Per Share

	2004	2003	2002

	(In thousands, except per share data)
Basic
Net income	$2,376	$22,781	$16,308

Weighted average common shares outstanding	17,888	17,798	16,122

Basic earnings per common share	$0.13	$1.28	$1.01

Diluted
Net income	$2,376	$22,781	$16,308

Weighted average common shares outstanding	17,888	17,798	16,122
Dilutive effect of stock options	403	420	379

Dilutive average common shares outstanding	18,291	18,218	16,501

Diluted earnings per common share	$0.13	$1.25	$0.99

Note 24 — Other Comprehensive Income
      Changes in other comprehensive income components and related taxes are as follows:

	Years Ended December 31,

	2004	2003	2002

	(In thousands)
Unrealized holding gains (losses) on securities available-for-sale	$(15,504)	$(32,087)	$14,051
Reclassification adjustment for (gains) losses recognized in income	14,578	(5,340)	(1,522)
Unrealized holding gains on securities transferred from available-for-sale to held-to-maturity	—	—	1,396
Accretion of unrealized gains on securities transferred from available-for-sale to held-to-maturity	(123)	(595)	(331)

Net unrealized gains (losses)	(1,049)	(38,022)	13,594
Tax effect	416	15,053	5,392

Other comprehensive income (loss)	$(633)	$(22,969)	$8,202

MIDWEST BANC HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Note 25 — Quarterly Results of Operations (Unaudited)

	Three Months Ended

2004	March 31	June 30	September 30	December 31

	(In thousands, except per share data)
Interest income	$26,093	$25,004	$27,077	$27,233
Interest expense	11,926	11,914	12,836	11,073

Net interest income	14,167	13,090	14,241	16,160
Provision for loan losses	756	756	556	2,156
Other income	3,943	3,128	(1,788)	(7,783)
Other expense	11,041	11,435	13,436	16,821

Income/(loss) before income taxes	6,313	4,027	(1,539)	(10,600)
Provision for income taxes	1,488	843	(1,508)	(4,998)

Net income (loss)	$4,825	$3,184	$(31)	$(5,602)

Earnings per common share(a)
Basic	$0.27	$0.18	$0.00	$(0.31)
Diluted	0.26	0.17	0.00	(0.31)

	Three Months Ended

2003	March 31	June 30	September 30	December 31

	(In thousands, except per share data)
Interest income	$29,982	$27,576	$27,137	$27,384
Interest expense	13,016	12,749	12,257	11,775

Net interest income	16,966	14,827	14,880	15,609
Provision for loan losses	990	755	7,743	717
Other income	4,062	7,939	5,790	5,295
Other expense	10,783	10,672	10,665	11,375

Income before income Taxes	9,255	11,339	2,262	8,812
Provision for income Taxes	2,861	3,548	(21)	2,499

Net income	$6,394	$7,791	$2,283	$6,313

Earnings per common share(a)
Basic	$0.36	$0.44	$0.13	$0.35
Diluted	0.35	0.43	0.12	0.34

(a)	Earnings per share for the quarters and fiscal years have been calculated separately. Accordingly, quarterly amounts may not add to the annual amounts because of differences in the average common shares outstanding during each period.
Note 26 — Business Combination
      On January 3, 2003, the Company acquired Big Foot Financial Corp. (“BFFC”) through the issuance of approximately 1,599,088 shares of common stock at $18.81 per share and cash paid of $1.4 million, and incurred acquisition costs of $557,000, resulting in total consideration of $32.0 million. This acquisition was one of the Company’s multiple growth strategies. BFFC was merged into the Company, and its banking subsidiary was merged into and its offices became branches of Midwest Bank and Trust Company. At closing

MIDWEST BANC HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
the Company transferred $3.4 million of securities categorized as held-to-maturity to available-for-sale under permissible provisions of FASB Statement No. 115. During the first quarter of 2003, the Company sold the mortgage loans and mortgage servicing rights of $141.9 million of the acquired loans on a non-recourse basis.
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
Note 27 — Stock Dividend
      On July 9, 2002, the Company effected a three-for-two stock split payable in the form of a stock dividend. All references to number of shares issued, outstanding (basic and diluted), held in treasury, and earnings per share for all periods presented have been restated.
Note 28 — Capital Contribution and Regulatory Matters
      On March 5, 2003 one of the Company’s subsidiary banks, Midwest Bank and Trust Company received a joint letter from the Federal Reserve Bank of Chicago (“Federal Reserve”) and the Illinois Department of Financial and Professional Regulations (“IDFPR”) regarding additional provisions for loan losses that the Federal Reserve and IDFPR determined were appropriate based on their review of a series of loans to an individual borrower and certain Affiliated Companies. The total relationship approximated $19.6 million. In response to the letter, the Company obtained an independent valuation of the primary collateral for the largest portion of the relationship which is two companies in bankruptcy (“Affiliated Companies”). As a result of further communication with the Federal Reserve and IDFPR, additional analysis completed by the Company, and the receipt of a supplemental letter from the Federal Reserve and IDFPR as of April 10, 2003, the Company determined it would provide an additional $14.7 million to the allowance for loan losses, charge off approximately $5.6 million in loans, and reverse out $1 million of interest.
      As previously reported by the Company, on March 26, 2003, Midwest Bank and Trust Company (“MBTC”) received proceeds from an entity indirectly owned by certain directors and family members of directors of MBTC of approximately $13.3 million in connection with the sale of previously classified loans, which consisted of $12.5 million of the loan principal balance, $750,000 for the letter of credit and $67,000 of accrued interest and late charges. As a result, MBTC recognized a $4.0 million after-tax capital contribution as a result of the sale of these loans to the related parties. As of December 31, 2002, $6.3 million of the $12.5 million outstanding principal amount of these loans was considered impaired.
      On April 24, 2003, the Federal Reserve and the IDFPR completed the on-site portion of their regularly scheduled examination of the Company’s banking subsidiaries. The examination included, among other items, a review of the Company’s over-all risk management, lending and credit review practices. The Company received the examination report during the third quarter of 2003.
      The Company and the Bank entered into a written agreement with the Federal Reserve and IDFPR on March 11, 2004. Management believes compliance with the written agreement is not expected to have a material effect on the Company’s financial position or results of operations. This agreement requested the Company and the Bank take corrective action, in the Company’s overall risk management, lending, and credit review practices, including the engagement of third party consultants. Management believes it is in compliance to this agreement. See Item 1 “Business — Recent Regulatory Developments” for a discussion of certain possible effects of this regulatory action.

MIDWEST BANC HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      On April 16, 2004, the Company was informed by a letter from the Securities and Exchange Commission that the Commission was conducting an inquiry in connection with the Company’s restatement of its September 30, 2002 financial statements. The Company is cooperating fully with the Commission on this matter.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
ON THE FINANCIAL STATEMENTS
To the Stockholders and Board of Directors
Midwest Banc Holdings, Inc.
Melrose Park, Illinois
We have audited the accompanying consolidated balance sheets of Midwest Banc Holdings, Inc. as of December 31, 2004 and 2003, and the related statements of income, stockholders’ equity, and cash flows for the years then ended. These financial statements are the responsibility of the Corporation’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Midwest Banc Holdings, Inc. as of December 31, 2004 and 2003, and the results of its operations and its cash flows for the years then ended in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Midwest Banc Holdings, Inc.’s internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Our report dated February 25, 2005, expressed an unqualified opinion on management’s assessment of the effectiveness of Midwest Banc Holdings, Inc.’s internal control over financial reporting and an adverse opinion on the effectiveness of Midwest Banc Holding, Inc.’s internal control over financial reporting as of December 31, 2004.

McGladrey & Pullen, LLP
Schaumburg, Illinois
February 25, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and Board of Directors
Midwest Banc Holdings, Inc.
We have audited the accompanying consolidated statements of income, stockholders’ equity, and cash flows for the year ended December 31, 2002 of Midwest Banc Holdings, Inc. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.
We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects the results of operations of Midwest Banc Holdings, Inc. and its cash flows for the year ended December 31, 2002, in conformity with U.S. generally accepted accounting principles.
As disclosed in Note 2, during 2002, the Company adopted new accounting guidance for goodwill and intangible assets.

Crowe Chizek and Company LLC
Oak Brook, Illinois
January 17, 2003, except for Note 28
 as to which the date is April 14, 2003