Form 10-Q
period 2005-03-31
MIDWEST BANC HOLDINGS INC
filed 2005-05-10
CIK 1051379

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2005

Commission File Number: 001-13735

MIDWEST BANC HOLDINGS, INC.

(Exact name of Registrant as specified in its charter.)

Delaware (State or other jurisdiction of incorporation or organization)	36-3252484 (I.R.S. Employer Identification Number)

501 W. North Ave. Melrose Park, Illinois (Address of principal executive offices)	60160 (Zip code)

(708) 865-1053
(Registrant’s telephone number, including area code)

      Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

      Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☑ No ☐ Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 10, 2005

Common, par value $.01	18,241,151

MIDWEST BANC HOLDINGS, INC.

Form 10-Q

 i

MIDWEST BANC HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands)

	(Unaudited)
	March 31,	December 31,
	2005	2004
ASSETS
Cash	$50,405	$55,737
Federal funds sold and other short-term investments	4,124	187,694
Securities available-for-sale	731,405	548,211
Securities held-to-maturity (fair value: $82,145 at March 31, 2005 and $89,800 at December 31, 2004)	83,261	89,733
Loans	1,287,943	1,230,400
Allowance for loan losses	(18,555)	(17,961)

Net loans	1,269,388	1,212,439
Cash surrender value of life insurance	49,922	49,500
Premises and equipment, net	26,998	27,521
Other real estate	8,818	8,224
Core deposit and other intangibles, net	2,109	2,217
Goodwill	4,360	4,360
Other assets	56,963	51,177

Total assets	$2,287,753	$2,236,813

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Deposits
Non-interest-bearing	$159,450	$176,995
Interest-bearing	1,513,945	1,505,426

Total deposits	1,673,395	1,682,421
Federal funds purchased	22,250	—
Securities sold under agreements to repurchase	235,813	198,401
Advances from the Federal Home Loan Bank	131,127	133,628
Junior subordinated debt owed to unconsolidated trusts	55,672	55,672
Other liabilities	33,704	29,268

Total liabilities	2,151,961	2,099,390

Stockholders’ Equity
Preferred stock, $.01 par value, 1,000,000 shares authorized; none issued	—	—
Common stock, $.01 par value, 24,000,000 shares authorized; 18,668,140 issued	187	187
Additional paid-in capital	65,746	65,781
Retained earnings	97,722	95,829
Unearned stock-based compensation	(2,476)	(2,642)
Accumulated other comprehensive loss	(23,253)	(16,457)
Treasury stock, at cost (426,989 shares at March 31, 2005 and 586,413 shares at December 31, 2004)	(2,134)	(5,275)

Total stockholders’ equity	135,792	137,423

Total liabilities and stockholders’ equity	$2,287,753	$2,236,813

See accompanying notes to unaudited consolidated financial statements.

MIDWEST BANC HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
For the three months ended March 31, 2005 and 2004
(In thousands, except per share data)

	2005	2004
Interest Income
Loans	$19,314	$16,518
Securities
Taxable	7,971	8,816
Exempt from federal income taxes	122	297
Trading securities	66	—
Federal funds sold and other short-term investments	253	462

Total interest income	27,726	26,093

Interest Expense
Deposits	8,549	7,157
Federal funds purchased	71	2
Securities sold under agreements to repurchase	1,369	1,400
Advances from the Federal Home Loan Bank	1,623	2,494
Junior subordinated debt owed to unconsolidated trusts	985	853
Note payable	9	20

Total interest expense	12,606	11,926

Net interest income	15,120	14,167

Provision for loan losses	430	756

Net interest income after provision for loan losses	14,690	13,411

Noninterest Income
Customer service fees	1,359	1,436
Net gains on securities transactions	112	2,866
Net trading gains (losses)	45	(1,832)
Gains on sales of loans	62	161
Insurance and brokerage commissions	514	485
Trust	140	149
Increase in cash surrender value of life insurance	422	463
Other	265	215

Total noninterest income	2,919	3,943

Noninterest Expenses
Salaries and employee benefits	7,405	6,481
Occupancy and equipment	1,730	1,692
Professional services	1,209	881
Other	1,844	1,987

Total noninterest expenses	12,188	11,041

Income before income taxes	5,421	6,313

Provision for income taxes	1,339	1,488

Net Income	$4,082	$4,825

Basic earnings per share	$0.22	$0.27

Diluted earnings per share	$0.22	$0.26

Cash dividends declared per common share	$0.12	$0.12

See accompanying notes to unaudited consolidated financial statements.

MIDWEST BANC HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (Unaudited)
For the three months ended March 31, 2005 and 2004
(In thousands, except share and per share data)

					Accumulated
				Unearned	Other		Total
	Common		Retained	Stock-based	Comprehensive	Treasury	Stockholders’
	Stock	Surplus	Earnings	Compensation	Loss	Stock	Equity
Balance, January 1, 2004	$187	$64,330	$102,041	$—	$(15,824)	$(7,653)	$143,081

Cash dividends declared ($0.12 per share)	—	—	(2,144)	—	—	—	(2,144)

Issuance of common stock upon exercise of 8,160 stock options, inclusive of tax benefit	—	50	—	—	—	79	129
Comprehensive income
Net income	—	—	4,825	—	—	—	4,825
Net decrease in fair value of securities classified as available- for-sale, net of income taxes and reclassification adjustments	—	—	—	—	(2,848)	—	(2,848)

Total comprehensive income							1,977

Balance, March 31, 2004	$187	$64,380	$104,722	$—	$(18,672)	$(7,574)	$143,043

Balance, January 1, 2005	$187	$65,781	$95,829	$(2,642)	$(16,457)	$(5,275)	$137,423

Cash dividends declared ($0.12 per share)	—	—	(2,189)	—	—	—	(2,189)

Issuance of common stock upon exercise of 279,424 stock options, inclusive of tax benefit	—	(35)	—	—	—	3,141	3,106
Stock-based compensation	—	—	—	166	—	—	166
Comprehensive loss
Net income	—	—	4,082	—	—	—	4,082
Net decrease in fair value of securities classified as available- for-sale, net of income taxes and reclassification adjustments	—	—	—	—	(6,796)	—	(6,796)

Total comprehensive loss							(2,714)

Balance, March 31, 2005	$187	$65,746	$97,722	$(2,476)	$(23,253)	$(2,134)	$135,792

See accompanying notes to unaudited consolidated financial statements.

MIDWEST BANC HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
For the three Months Ended March 31, 2005 and 2004
(In thousands)

	2005	2004
Cash flows from operating activities
Net income	$4,082	$4,825
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	719	649
Provision for loan losses	430	756
Amortization of other intangibles	108	41
Proceeds from sales (purchases) of trading securities, net	72	(3,557)
Amortization of premiums and discounts on securities, net	682	1,000
Realized gain on sale of available-for-sale securities,net	(112)	(2,866)
Net (gain) loss on sales of trading securities, net	(45)	3,557
Net gain on sales of mortgage loans	(62)	(161)
Net change in real estate loans held for sale	(107)	(821)
Increase in cash surrender value of life insurance	(422)	(463)
Deferred income taxes	(477)	(122)
Amortization of deferred stock based compensation	166	—
Change in other assets	(2,406)	1,565
Change in other liabilities	1,906	1,104

Net cash provided by operating activities	4,534	5,507

Cash flows from investing activities
Sales of securities available-for-sale	63,933	130,795
Maturities of securities available-for-sale	345	28,288
Principal payments on securities	10,408	24,997
Purchases of securities available-for-sale	(262,417)	(61,858)
Purchases of securities held-to-maturity	—	(51,453)
Maturities of securities held-to-maturity	710	880
Sale of futures contracts	—	(14,141)
Loan originations and principal collections, net	(58,140)	6,072
Proceeds from sale of other real estate	336	51
Additions to property and equipment	(196)	(752)

Net cash provided by (used in) investing activities	(245,021)	62,879

Cash flows from financing activities
Net decrease in deposits	(9,026)	(12,491)
Proceeds from borrowings	2,000	—
Repayments on borrowings	(2,000)	(2,000)
Cash dividends paid	(2,149)	(2,143)
Change in federal funds purchased and securities sold under agreements to repurchase	59,662	445
Proceeds from issuance of treasury stock under stock option plan	3,098	86

Net cash provided by (used in) financing activities	51,585	(16,103)

Increase (decrease) in cash and cash equivalents	(188,902)	52,283
Cash and cash equivalents at beginning of period	243,431	196,157

Cash and cash equivalents at end of period	$54,529	$248,440

Supplemental disclosures
Cash paid for:
Interest	$12,508	$11,872
Income Taxes	758	1,331

See accompanying notes to unaudited consolidated financial statements.

MIDWEST BANC HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 — BASIS OF PRESENTATION

      The consolidated financial statements of Midwest Banc Holdings, Inc. (the “Company”) included herein are unaudited; however, such statements reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation for the interim periods. The financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.

      The annualized results of operations for the three months ended March 31, 2005 are not necessarily indicative of the results expected for the full year ending December 31, 2005.

NOTE 2 — NEW ACCOUNTING PRONOUNCEMENTS

      In December 2004, the Financial Accounting Standards Board (“FASB”) published FASB Statement No. 123 (revised 2004), “Share-Based Payment” (“FAS 123(R)”). FAS 123(R) requires that the compensation cost relating to share-based payment transactions, including grants of employee stock options, be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. FAS 123(R) permits entities to use any option-pricing model that meets the fair value objective in the Statement. Modifications of share-based payments will be treated as replacement awards with the cost of the incremental value recorded in the financial statements.

      FAS 123(R) is effective at the beginning of the first quarter of 2006. As of the date of this filing, no decisions have been made as to whether the Company will apply the modified prospective or retrospective transition method of application.

      On September 30, 2004, the FASB issued FASB Staff Position (“FSP”) Emerging Issues Task Force (“EITF”) Issue No. 03-1-1 delaying the effective date of paragraphs 10-20 of EITF 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments,” which provides guidance for determining the meaning of “other-than-temporarily impaired” and its application to certain debt and equity securities within the scope of FASB Statement No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” and investments accounted for under the cost method. The guidance requires that investments which have declined in value due to credit concerns or solely due to changes in interest rates must be recorded as other-than-temporarily impaired unless the Company can assert and demonstrate its intention to hold the security for a period of time sufficient to allow for a recovery of fair value up to or beyond the cost of the investment, which might mean maturity. The delay of the effective date of EITF 03-1 will be superseded concurrent with the final issuance of proposed FSP Issue 03-1-a. Proposed FSP Issue 03-1-a is intended to provide implementation guidance with respect to all securities analyzed for impairment under paragraphs 10-20 of EITF 03-1. Management continues to closely monitor and evaluate how the provisions of EITF 03-1 and proposed FSP Issue 03-1-a will affect the Company.

MIDWEST BANC HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 3 — SECURITIES

      The following tables set forth the composition of the Company’s securities portfolio by major category as of March 31, 2005.

	March 31, 2005
	Held-to-Maturity		Available-for-Sale		Total
	Amortized	Fair	Amortized		Amortized		% of
	Cost	Value	Cost	Fair Value	Cost	Fair Value	Portfolio
	(In thousands)
U.S. Treasury and obligations of U.S. government-sponsored agencies	$—	$—	$361,361	$328,606	$361,361	$328,606	42.34%
Obligations of states and political subdivisions	8,854	9,029	3,274	3,312	12,128	12,341	1.42
Mortgage-backed securities	74,407	73,116	308,292	303,373	382,699	376,489	44.83
Equity securities	—	—	86,286	85,673	86,286	85,673	10.11
Other bonds	—	—	11,069	10,441	11,069	10,441	1.30

Total	$83,261	$82,145	$770,282	$731,405	$853,543	$813,550	100.00%

      The following is a summary of the fair value of securities held-to-maturity and available-for-sale with unrealized losses and an aging of those unrealized losses:

	March 31, 2005
	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(In thousands)
Securities available-for-sale:
Obligations of U.S. government-sponsored agencies (1)	$9,497	$(437)	$319,109	$(32,318)	$328,606	$(32,755)
Obligations of states and political subdivisions	156	(3)	—	—	156	(3)
Mortgage-backed securities:
U.S. government agencies (2)	634	(3)	665	(6)	1,299	(9)
U.S. government-sponsored agencies (1)	266,610	(3,622)	33,530	(1,325)	300,140	(4,947)
Equity securities (3)	65,727	(562)	3,027	(56)	68,754	(618)
Corporate and other debt securities	—	—	10,441	(628)	10,441	(628)

Total available-for-sale	$342,624	$(4,627)	$366,772	$(34,333)	$709,396	$(38,960)

Securities held-to-maturity:
Mortgage-backed securities:
U.S. government agencies (2)	$13,999	$(134)	$—	$—	$13,999	$(134)
U.S. government-sponsored agencies (1)	6,583	(70)	37,236	(1,152)	43,819	(1,222)

Total held-to-maturity	$20,582	$(204)	$37,236	$(1,152)	$57,818	$(1,356)

Total temporarily impaired securities	$363,206	$(4,831)	$404,008	$(35,485)	$767,214	$(40,316)

(1)	Includes obligations of the Federal Home Loan Mortgage Corporation (FHLMC) and Federal National Mortgage Association (FNMA).

(2)	Includes obligations of the Government National Mortgage Association (GNMA).

(3)	Includes issues from government-sponsored agencies (FNMA and FHLMC).

MIDWEST BANC HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Management does not believe any individual unrealized loss as of Marh 31, 2005 represents other-than-temporary impairment.

•	The unrealized loss for U.S. government-sponsored agency and mortgage-backed securities relate primarily to debt securities issued by FNMA and FHLMC; each security has a stated maturity date. FNMA is rated Aa3, AA- and A+ by Moody’s, S&P and Fitch, respectively. FHLMC is rated Aa3 and AA- by Moody’s and Fitch, respectively. The obligations of U.S. government-sponsored agencies are notes with a weighted average maturity of approximately 8 years and a weighted average rate of 4.18%; these notes are fixed rate obligations. The mortgage-backed securities are notes with a weighted average maturity of approximately 28 years and a weighted average rate of 5.04%.

•	The unrealized losses on corporate and other debt securities relate to securities which were rated single A minus or better by a nationally recognized rating agency.

      The unrealized losses in the previous table are primarily attributable to changes in interest rates. The Company has both the intent and ability to hold each of the securities shown in the previous table for a time necessary to recover its amortized cost. The unrealized loss on the available-for-sale securities is reflected net of tax in other comprehensive loss, which does not impact regulatory capital.

NOTE 4 — LOANS

      The following table sets forth the composition of the Company’s loan portfolio as of the indicated dates.

	March 31,		December 31,
	2005		2004
		Loan		Loan
		Category		Category
		to Gross		to Gross
	Amount	Loans	Amount	Loans
	(Dollars in thousands)
Commercial	$212,498	16.5%	$211,278	17.2%
Commercial real estate	824,669	64.0	781,547	63.4
Agricultural	65,364	5.1	62,949	5.1
Consumer real estate	175,333	13.6	164,455	13.4
Consumer installment	10,533	0.8	10,665	0.9

Total loans, gross	1,288,397	100.0%	1,230,894	100.0%
Net deferred fees	(454)		(494)

Total loans	$1,287,943		$1,230,400

Included in consumer real estate are $801,000 and $693,000 of loans held for sale at March 31, 2005 and December 31, 2004, respectively.

MIDWEST BANC HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 5 — ALLOWANCE FOR LOAN LOSSES

      Following is a summary of changes in the allowance for loan losses for the three months ended March 31:

	2005	2004
	(In thousands)
Balance, January 1	$17,961	$15,714
Provision charged to operations	430	756
Loans charged off	(238)	(671)
Recoveries	402	80

Balance, March 31	$18,555	$15,879

NOTE 6 — GOODWILL AND INTANGIBLES

      The following table presents the amortization of intangible assets (in thousands):

	March 31, 2005		December 31, 2004
	Gross Carrying	Accumulated	Gross Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
Amortized intangible assets:
Core deposit and other intangibles	$3,130	$(1,021)	$3,130	$(913)

Aggregate intangible amortization expense:
For the three months ending March 31, 2005	$108

Estimated intangible amortization expense:
For the year ending December 31, 2005	$429
For the year ending December 31, 2006	373
For the year ending December 31, 2007	354
For the year ending December 31, 2008	354
For the year ending December 31, 2009	354

      The following table presents the changes in the carrying amount of goodwill and other intangibles during the three months ended March 31, 2005 (in thousands):

	March 31, 2005
		Core Deposit
		and Other
	Goodwill	Intangibles
Balance at beginning of period	$4,360	$2,217
Amortization	—	(108)

Balance at end of period	$4,360	$2,109

MIDWEST BANC HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 7 — EARNINGS PER SHARE

      For purposes of per share calculations, the Company had 18,241,151 shares of common stock outstanding at March 31, 2005, and 17,869,366 shares of common stock outstanding at March 31, 2004. Basic earnings per share for the three months ended March 31, 2005 and 2004 were computed by dividing net income by the weighted average number of shares outstanding during each period. Diluted earnings per share for the three months ended March 31, 2005 and 2004 were computed by dividing net income by the weighted average number of shares outstanding during each period, adjusted for the dilutive effect of the outstanding stock options. Computations for basic and diluted earnings per share are provided below.

	For the three months
	ended March 31,
	2005	2004
	(in thousands, except per share data)
Basic
Net income	$4,082	$4,825

Weighted average common shares outstanding	18,147	17,865

Basic earnings per common share	$0.22	$0.27

Diluted
Net income	$4,082	$4,825

Weighted average common shares outstanding	18,147	17,865
Dilutive effect of stock options	292	483

Diluted average common shares	18,439	18,348

Diluted earnings per common share	$0.22	$0.26

      Options to purchase 112,000 shares at $22.03 were not included in the computation of diluted earnings per share for the three months ended March 31, 2005 because the options’ exercise price was greater than the average market price of the common stock and were, therefore, antidilutive. All outstanding options were included in the computation of diluted earnings per share for the three months ended March 31, 2004. Restricted shares in the amount of 120,000 were not included in the computation of diluted earnings per share for the three months ended March 31, 2005 because these shares would have an antidilutive effect.

MIDWEST BANC HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 8 — STOCK OPTIONS AND COMPENSATION

      During the first quarter of 2005, 279,424 options were exercised by individuals who are no longer with the Company. The total stock options outstanding were 804,102 at March 31, 2005 with exercise prices ranging between $5.42 and $22.03 and expiration dates between 2006 and 2014. No stock options were granted in the three months ended March 31, 2005.

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

	For the three months
	ended March 31,
	2005	2004
	(in thousands, except per share data)
Net income as reported	$4,082	$4,825
Deduct: stock-based compensation expense determined under fair value based method, net of tax	94	89

Pro forma net income	$3,988	$4,736

BASIC EARNINGS PER SHARE AS REPORTED	$0.22	$0.27
Pro forma basic earnings per share	0.22	0.27

DILUTED EARNINGS PER SHARE AS REPORTED	$0.22	$0.26
Pro forma diluted earnings per share	0.22	0.26

      The impact of this statement on the Company in 2006 and beyond will depend upon various factors, among them the Company’s future compensation strategy. The pro forma compensation costs presented in this and prior filings for the Company have been calculated using a Black-Scholes option pricing model and may not be indicative of amounts which should be expected in future periods.

MIDWEST BANC HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 9 — TRUST PREFERRED SECURITIES

      In May 2000, the Company formed the MBHI Capital Trust I (“Trust”). The Trust is a statutory business trust formed under the laws of the State of Delaware and is wholly owned by the Company. In June 2000, the Trust issued 10.0% Company obligated mandatory redeemable trust preferred securities with an aggregate liquidation amount of $20.0 million ($25 per preferred security) to third-party investors in an underwritten public offering. The Company issued 10.0% junior subordinated debentures aggregating $20.0 million to the Trust. The junior subordinated debentures are the sole assets of the Trust. The Company obligated mandatory redeemable trust preferred securities and the junior subordinated debentures pay distributions and dividends, respectively, on a quarterly basis, which are included in interest expense. The Company obligated mandatory redeemable trust preferred securities will mature on June 7, 2030, at which time the preferred securities must be redeemed. The Company obligated mandatory redeemable trust preferred securities and junior subordinated debentures can be redeemed contemporaneously, in whole or in part, beginning June 7, 2005 at a redemption price of $25 per preferred security. The Company has provided a full, irrevocable, and unconditional guarantee on a subordinated basis of the obligations of the Trust under the preferred securities in the event of the occurrence of an event of default, as defined in such guarantee. The Company has given notice to the trustee and the trustee has given notice to the security holders that these securities will be redeemed on June 7, 2005. The Company intends to issue $20.0 million of trust preferred securities in a private placement on or before June 7, 2005.

      The Company has formed three statutory trusts between October 2002 and December 2003 to issue $34.0 million in floating rate trust preferred securities. The three floating rate offerings were pooled private placements exempt from registration under the Securities Act pursuant to Section 4(2) thereunder. The Company has provided a full, irrevocable, and unconditional subordinated guarantee of the obligations of these trusts under the preferred securities. The Company is obligated to fund dividends on these securities before it can pay dividends on its shares of common stock.

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

      As of March 31, 2005, assuming the Company was not permitted to include the $54.0 million in trust preferred securities issued by MBHI Capital Trust I, II, III, and IV in its Tier 1 capital, the Company would still exceed the regulatory required minimums for capital adequacy purposes. If the trust preferred securities were no longer permitted to be included in Tier 1 capital, the Company would also be permitted to redeem the capital securities without penalty.

MIDWEST BANC HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 10 — DERIVATIVE INSTRUMENTS

      The Company enters into interest rate swaps to reduce exposure to changes in interest rates. As of March 31, 2005, the Company had various interest rate swap transactions, which result in the Company synthetically converting $137.5 million of its FHLB advance fixed rate debt to floating rate debt. The swap transactions require payment of interest by the Company at the one-month LIBOR plus a spread and, in turn, the Company receives a fixed rate. The Company has documented these to be fair value hedges that are carried at their estimated fair value with the changes in fair values recorded as a basis adjustment to the hedged items.

      Summary information about interest rate swaps at March 31 is as follows:

	2005	2004
	(Dollars in thousands)
Notional amounts	$137,500	$137,500
Weighted average fixed rates received	5.46%	5.46%
Weighted average variable rates paid	4.85%	3.26%
Weighted average maturity	5.36 years	6.36 years
Fair value	$(6,372)	$968

      The Company has also bought and sold various put and call options with terms less than 90 days on U.S. Treasury and government-sponsored agency obligations, mortgage-backed securities, and futures contracts. These are stand-alone derivatives that are carried at their estimated fair value with the corresponding gain or loss recorded in net trading profits or losses. The Company did not have any put or call options outstanding at March 31, 2005 and March 31, 2004.

      During the first quarter of 2004, the Company had 3,000 U.S. Treasury 10-year note futures contracts with a notional value of $300.0 million and a delivery date of June 2004. The Company sold these contracts in order to hedge certain U.S. government-sponsored agency notes held in its available-for-sale portfolio. The Company’s objective was to offset changes in the fair market value of the U.S. government-sponsored agency notes with changes in the fair market value of the futures contracts, thereby reducing interest rate risk. The Company has documented these futures contracts as fair value hedges with the changes in market value of the futures contracts as well as the changes in the market value of the hedged items charged or credited to earnings on a quarterly basis in net gains on securities transactions. For the three months ending March 31, 2004, the change in the market values resulted in a net loss of $1.7 million. Gains or losses for fair value hedges occur when changes in the market value of the hedged items are not identical to changes in the market value of hedge instruments during the reporting period. The Company de-designated this hedge as of December 31, 2004 and the futures contracts were written down to their fair value. These futures contracts, including an additional 300 contracts acquired during the third quarter of 2004, all which were stand-alone derivatives, were terminated in January 2005 at a gain of $393,000 above the year-end book value.

      In the fourth quarter of 2004, the Company entered into spread lock swap agreements with a notional value of $280.0 million, determination date of March 31, 2005, and spread lock strike of 0.41%. The Company entered into these agreements in order to minimize earnings volatility associated with spread widening of the hedged U.S. government-sponsored agency notes through the first quarter of 2005. These are stand-alone derivatives that are carried at their estimated fair value with the corresponding gain or loss recorded in net trading profits or losses. The Company terminated these agreements in January 2005 at a loss of $449,000.

MIDWEST BANC HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 11 — OFF-BALANCE-SHEET RISK

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

	Amount of Commitment Expiration Per Period
	Within			After
	1 Year	1-3 Years	4-5 Years	5 Years	Total
	(In thousands)
Lines of Credit:
Commercial real estate	$115,509	$43,335	$14,507	$1,709	$175,060
Consumer real estate	17,646	3,340	9,178	30,068	60,232
Consumer	—	—	—	3,497	3,497
Commercial	83,291	6,900	1,316	1,262	92,769
Letters of credit	36,444	1,316	4,062	—	41,822
Commitments to extend credit	217,297	—	—	—	217,297

Total commercial commitments	$447,686	$54,891	$29,063	$36,536	$590,677

      At March 31, 2005, commitments to extend credit included $27.8 million of fixed rate loan commitments. These commitments are due to expire within 30 to 90 days of issuance and have rates ranging from 4.88% to 7.75%. Substantially all of the unused lines of credit are at adjustable rates of interest. Also included in commitments to extend credit were $194.8 million loan pipeline commitments.

      The credit risk amounts represent the maximum accounting loss that would be recognized at the reporting date if counterparties failed completely to perform as contracted and any collateral or security proved to be of no value. The Company has experienced little difficulty in accessing collateral when necessary.

NOTE 12 — REGULATORY MATTERS

      The Company and Midwest Bank and Trust Company (“the Bank”) entered into a written agreement with the Federal Reserve Bank of Chicago and Illinois Department of Financial and Professional Regulation on March 11, 2004. Management believes compliance with the written agreement will not have a material effect on the Company’s financial position or results of operations. This agreement required the Company and the Bank take corrective action, in the Company’s overall risk management, lending, and credit review practices, including the engagement of third party consultants. Management believes the Company and the Bank are in compliance with this agreement.

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

ITEM 2 — MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      The following discussion and analysis is intended as a review of significant factors affecting the financial condition and results of operations of the Company for the periods indicated. The discussion should be read in conjunction with the unaudited Consolidated Financial Statements and the Notes thereto presented herein. In addition to historical information, the following Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements that involve risks and uncertainties. The Company’s actual results could differ significantly from those anticipated in these forward-looking statements as a result of certain factors discussed in this report. Also, see “Note 12 — Regulatory Matters” to our unaudited consolidated financial statements for a discussion of certain regulatory matters.

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

      The Company’s methodology for determining the allowance for loan losses represents an estimation pursuant to both Statement of Financial Accounting Standards (“SFAS”) No. 5, Accounting for Contingencies, and SFAS 114, Accounting by Creditors for Impairment of a Loan. The allowance reflects expected losses resulting from analyses developed through specific loss allocations for individual loans and historical loss experience for each loan category. The specific loss allocations are based on regular analyses of all commercial, commercial real estate, and agricultural loans over $300,000 where the internal credit rating is assigned to the substandard, doubtful, or loss classification. These analyses involve a high degree of judgment in estimating the amount of loss associated with specific loans, including estimating the amount and timing of future cash flows and collateral values. The Company’s historical loss experience is updated quarterly. The allowance for loan losses also includes consideration of concentrations and changes in portfolio mix and volume, and other qualitative factors.

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

      A loan is impaired when full payment under the loan terms is not expected. Impairment is evaluated in total for smaller-balance loans of similar nature such as residential mortgage and consumer loans, and on an individual basis for other loans. A portion of the allowance is allocated to impaired loans.

      Evaluation of Securities for Impairment: Securities are classified as held-to-maturity when the Company has the ability and management has the positive intent to hold those securities to maturity. Accordingly, they are stated at cost, adjusted for amortization of premiums and accretion of discounts. Securities are classified as available-for-sale when the Company may decide to sell those securities due to changes in market interest rates, liquidity needs, changes in yields or alternative investments, and for other reasons. They are carried at fair value with unrealized gains and losses, net of taxes, reported in other comprehensive income (loss). Interest income is reported net of amortization of premium and accretion of discount. Realized gains and losses on disposition of securities available-for-sale are based on the net proceeds and the adjusted carrying amounts of the securities sold, using the specific identification method. Declines in the fair value of held-to-maturity and available-for-sale securities below their cost that are deemed to be other-than-temporary are reflected in earnings as realized losses. In estimating other-than-temporary losses, management considers (1) the length of time and extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value.

Strategy

      On September 28, 2004, the Board of Directors of the Company named James J. Giancola as President and Chief Executive Officer of the Company. The Company has begun to implement its turnaround strategy. As part of the 2005 corporate plan, the Company has adopted a number of short-term and long-term strategies, including:

•	Recruitment of seasoned commercial lenders, credit analysts, and key risk and operations managers.

•	Diversification of the loan portfolio mix by reducing the concentration in commercial real estate lending and expanding commercial, consumer real estate, and consumer lending.

•	Modifying the structure and mix of the securities portfolio. The Company’s focus on future investment security purchases is to maintain an adequate level of liquidity and to shorten the duration of its securities portfolio.

•	Expanding its focus on retail banking activities including traditional and non-deposit investment products, and placing greater emphasis on transactional deposit growth.

      The Company believes that its continued success is dependent on its ability to provide its customers value-added retail and commercial banking programs and other financial products and services which are delivered by experienced, committed banking professionals operating under the highest standards of customer service and ethics. The growth strategy of the Company is to increase its core banking business, develop its insurance and retail brokerage activities, and expand into new markets as well as to diversify the financial services it offers. The Company’s strategy includes the following objectives:

•	Reducing earnings volatility and the risk in the securities portfolio by exiting hedge accounting on futures contracts, terminating certain stand-alone derivatives positions, and instituting a pre-purchase pricing discipline.

•	Implementing ongoing risk and credit management processes that provide strong levels of control, minimize risk, and anticipate potential problems.

•	Developing a growing, well diversified, well priced, and fundamentally sound loan portfolio.

•	Focusing deposit efforts on transaction account growth, especially demand deposit growth.

•	Developing additional sources of fee income.

      The Company plans to continue to implement its growth strategy through selected acquisitions and by adding de novo banking centers in nearby communities where management believes customers would be attracted to a community-banking alternative. Any acquisition the Company pursues will ideally be accretive to net income and diluted earnings per share within the first full year following consolidation, with cost savings targeted to be realized in the first phase of integration post closing. The Company’s growth strategy of establishing de novo banking centers and selected acquisitions is dependent on many factors, including regulatory approval that may limit or prohibit such expansion plans.

Results of Operations — Three Months Ended
March 31, 2005 and 2004

      Set forth below are some highlights of first quarter 2005 results compared to the first quarter of 2004.

•	Earnings per share:

•	Basic earnings per share for the three months ended March 31, 2005 were $0.22, 18.5% lower than for the comparable period in 2004.

•	Diluted earnings per share for the three months ended March 31, 2005 were $0.22, 15.4%, lower than for the comparable period in 2004.

•	Consolidated net income for the first quarter of 2005 was $4.1 million, a 15.4% decrease when compared to $4.8 million for the first quarter of 2004. This decrease is mainly attributed to the $877,000 decrease in net gains on securities transactions and trading activity and the $924,000 increase in salaries and benefits expense.

•	The return on average assets for the three months ended March 31, 2005 was 0.74% compared to 0.85% for the similar period in 2004.

•	The return on average equity for the three months ended March 31, 2005 was 11.71% compared to 13.45% for the similar period in 2004.

•	Net interest income increased 6.7% to $15.1 million in the first quarter of 2005 compared to $14.2 million in the first quarter of 2004 as a result of loan growth.

•	Interest income on loans increased 16.9% to $19.3 million in the first quarter of 2005 compared to $16.5 million for the comparable period in 2004.

•	Core deposit pricing was reduced at the end of the quarter while still maintaining competitive rates.

•	The provision for loan losses decreased by 43.1% to $430,000 for the first quarter of 2004 compared to $756,000 for the comparable period in 2004, reflecting the improvement in asset quality.

•	Excluding gains on securities, noninterest income increased 160.6% to $2.8 million in the first quarter of 2005 compared to $1.1 million in the first quarter of 2004.

•	Noninterest expenses increased 10.4% to $12.2 million in the first quarter of 2005 compared to $11.0 million in the first quarter of 2004.

      Set forth below are some highlights of first quarter 2005 results compared to the fourth quarter of 2004.

•	Basic and diluted earnings per share for the three months ended March 31, 2005 were $0.22, 171.0% higher than for the quarter ended December 31, 2004.

•	Consolidated net income for the first quarter of 2005 was $4.1 million, a 172.9% improvement when compared to the $5.6 million loss for the fourth quarter of 2004. The fourth quarter results reflect a $10.1 million impairment charge on equity securities.

•	The provision for loan losses decreased by 80.1% to $430,000 for the first quarter of 2004 compared to $2.2 million for the fourth in 2004, reflecting the improvement in asset quality.

•	The return on average assets for the three months ended March 31, 2005 was 0.74% compared to (0.96%) for the fourth quarter of 2004.

•	The return on average equity for the three months ended March 31, 2005 was 11.71% compared to (16.01%) for the fourth quarter of 2004.

•	Net interest income decreased 6.4% to $15.1 million in the first quarter of 2005 compared to $16.2 million in the fourth quarter of 2004 as a result of a purchase accounting adjustment related to prepaid FHLB advances.

•	Interest income on loans increased 7.2% to $19.3 million in the first quarter of 2005 compared to $18.0 million for the comparable period in 2004.

•	Excluding gains on securities, noninterest income decreased 10.6% to $2.8 million in the first quarter of 2005 compared to $3.1 million in the fourth quarter of 2004.

•	Noninterest expenses decreased 27.5% to $12.2 million in the first quarter of 2005 compared to $16.8 million in the fourth quarter of 2004. The fourth quarter reflects the retirement benefit obligation of $1.5 million and $4.2 million in prepayment penalties associated with the prepaid FHLB advances.

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

      The following table sets forth the average balances, net interest income and expense and average yields and rates for the Company’s interest-earning assets and interest-bearing liabilities for the indicated periods on a tax-equivalent basis assuming a 35.0% tax rate for 2005 and 2004.

	For the Three Months Ended
	March 31, 2005			March 31, 2004			December 31, 2004
	Average		Average	Average		Average	Average		Average
	Balance	Interest	Rate	Balance	Interest	Rate	Balance	Interest	Rate
	(Dollars in thousands)
Interest-Earning
Assets:
Federal funds sold and other short term investments	$48,321	$253	2.09%	$196,977	$462	0.94%	$62,533	$316	2.02%
Securities:
Taxable(1)	760,541	8,470	4.45	785,766	9,069	4.62	889,309	9,225	4.15
Exempt from federal income Taxes(1)	10,784	188	6.97	63,048	830	5.27	13,424	233	6.94

Total securities	771,325	8,658	4.48	848,814	9,899	4.68	902,733	9,458	4.20
Loans:
Commercial loans(1)(3)(4)	212,209	3,107	5.86	199,805	2,701	5.41	201,023	2,914	5.80
Commercial real estate Loans(1)(3)(4)	801,512	12,740	6.36	706,909	11,350	6.42	761,090	11,930	6.27
Agricultural loans(1)(3)(4)	63,063	959	6.08	62,684	947	6.04	63,327	980	6.19
Consumer real estate Loans(3)(4)	169,952	2,422	5.70	96,991	1,422	5.86	145,010	2,113	5.83
Consumer installment Loans(3)(4)	10,404	189	7.27	11,678	217	7.43	10,832	197	7.27

Total loans	1,257,140	19,417	6.16	1,078,067	16,637	6.16	1,181,282	18,134	6.16

Total interest-earning Assets	$2,076,786	$28,328	5.44%	$2,123,858	$26,998	5.08%	$2,146,548	$27,908	5.20%

Interest-Bearing
Liabilities:
Deposits:
Interest-bearing demand deposits	$237,081	$829	1.40%	$218,048	$639	1.17%	$237,555	$808	1.36%
Money-market demand accounts and savings accounts	391,048	1,661	1.70	348,088	1,075	1.24	366,664	1,464	1.60
Time deposits less than $100,000	759,044	5,334	2.81	752,471	4,818	2.56	779,302	5,459	2.80
Time deposits of $100,000 or More	98,565	587	2.38	83,544	458	2.19	94,939	542	2.28
Public funds	23,840	138	2.32	42,601	167	1.57	25,141	143	2.28

Total interest-bearing deposits	1,509,578	8,549	2.28	1,444,752	7,157	2.00	1,503,601	8,416	2.24
Borrowings:
Federal funds purchased and repurchase agreements	222,044	1,440	2.59	203,697	1,402	2.75	227,091	1,451	2.56
FHLB advances(6)	133,601	1,623	4.86	253,378	2,494	3.94	207,487	268	0.52
Notes payable and other borrowings	56,494	994	7.04	57,144	873	6.11	55,672	938	6.74

Total borrowings	412,139	4,057	3.92	514,219	4,769	3.72	490,250	2,657	2.16

Total interest-bearing liabilities	$1,921,717	$12,606	2.64%	$1,958,971	$11,926	2.44%	$1,993,851	$11,073	2.24%

Net interest income (tax equivalent)(1) (5)		$15,722	2.80%		$15,072	2.64%		$16,835	2.96%

Net interest margin (tax equivalent)(1) (6)			3.03%			2.84%			3.14%

Net interest income(2)(5)		$15,120			$14,167			$16,160

Net interest margin(2)			2.91%			2.67%			3.01%

(1)	Adjusted for 35% tax rate in 2005 and 2004 and adjusted for the dividends-received deduction where applicable.

(2)	Not adjusted for 35% tax rate in 2005 and 2004 or for the dividends-received deduction.

(3)	Nonaccrual loans are included in the average balance; however, these loans are not earning any interest.

(4)	Includes loan fees which are immaterial.

(5)	The following table reconciles reported net interest income on a tax equivalent basis for the periods presented:

	1Q05	1Q04	4Q04
Net interest income	$15,120	$14,167	$16,160
Tax equivalent adjustment to net interest income	602	905	675

Net interest income, tax equivalent basis	$15,722	$15,072	$16,835

(6)	For the three months ended December 31, 2004, $2.1 million of accelerated accretion for a purchase accounting adjustment is reflected in interest and average rate. Net interest margin (tax equivalent) excluding the adjustment would have been 2.74%

      Net interest income was $15.1 million and $14.2 million during the three months ended March 31, 2005 and 2004, respectively, an increase of 6.7%. Net interest income increased as a result of the increase in the yields on earning assets being greater than the increase in average rates paid on deposits and borrowings. Evidence of this is the increase in the Company’s net interest margin (tax equivalent net interest income as a percentage of earning assets) to 3.03% for the three months ended March 31, 2005 compared to 2.84% for the comparable period in 2004. The net interest margin increased 29 basis points compared to the adjusted fourth quarter of 2004 net interest margin of 2.74% (that is, excluding the $2.1 million purchase accounting adjustment associated with the acquisition of Big Foot Financial Corp. on the prepaid FHLB advances).

      Trends in average earning assets include:

•	Yields on average earning assets increased 36 basis points in the first quarter of 2005 compared to the first quarter of 2004, while average balances decreased by $47.1 million.

•	Yields on average earning assets increased by 24 basis points compared to the fourth quarter of 2004.

•	Average cash equivalents decreased by $148.7 million compared to March 31, 2004 and by $14.2 million compared to the fourth quarter of 2004, due to more proactive funds management.

•	Yields on average loans remained constant while average loans increased by $179.1 million in the quarter ended March 31, 2005 compared to the same period in 2004 and by $75.9 million compared to the fourth quarter of 2004.

•	Yields on average securities decreased 20 basis points and balances decreased by $77.5 million in the first quarter of 2005 compared to the similar period in 2004. Yields on average securities increased by 28 basis points compared to the fourth quarter of 2004.

•	Consistent with its strategy, the Company has changed the mix of its securities portfolio through the sale of U.S. government-sponsored agency notes in the fourth quarter of 2004 and the first quarter of 2005 and the investment in mortgage-backed securities described below.

•	During the first quarter, the Company invested $226.9 million in hybrid adjustable rate mortgage-backed securities with a weighted average yield of 4.85% as well as $35.1 million in 15-year fixed mortgage-backed securities with a weighted average yield of 4.72%. The Company expects these securities to provide added liquidity to fund future loan growth.

      Trends in interest-bearing liabilities include:

•	Yields on interest-bearing liabilities increased by 20 basis points and the average balances decreased $37.3 million in the first quarter of 2005 compared to the similar period in 2004.

•	Average interest-bearing deposits increased by $64.8 million while yields increased 28 basis points compared to the similar period of 2004. Most of this increase was in money market and savings accounts. The Company lowered the interest rates paid on its NOW, money market, and savings accounts at the end of the first quarter of 2005.

•	Average interest-bearing deposits increased by $6.0 million compared to the prior quarter, but yields increased by only 4 basis points.

•	Total average borrowings decreased by $102.1 million while yields increased by 20 basis points. This significant decrease is a result of the prepayment of $115.0 million in FHLB advances in the fourth quarter of 2004.

•	Compared to the fourth quarter of 2004, total average borrowings decreased by $78.1 million while yields increased by 4 basis points, excluding the purchase accounting adjustment mentioned above.

Noninterest Income

      Noninterest income, excluding net gains on securities transactions, was $2.8 million for the three months ended March 31, 2005, an increase of $1.7 million, or 160.6%, over the comparable period in 2004. The noninterest income, excluding net gains on securities transactions, to average assets ratio was 0.51% for the three months ended March 31, 2005 compared to 0.19% for the same period in 2004. The increase in noninterest income was due to primarily to the following factors:

•	Net trading profits were $45,000 in the first quarter of 2005 compared to trading losses of $1.8 million in the first quarter of 2004. Option income, included in net trading profits, decreased by $1.6 million in the same period. This decrease reflects management’s decision to reduce the level of trading activities and to re-focus the securities portfolio to provide liquidity for loan growth.

•	Insurance and brokerage commissions increased by $29,000 in the three months ended March 31, 2005 compared to the similar period in 2004.

•	Customer service fees decreased by 5.4% in the first quarter of 2005.

•	Gains on sales of loans decreased during the first quarter of 2005 by 61.5% or $99,000 compared to the first quarter of 2004 due to a lower level of mortgage refinancing volume and more variable rate mortgages which were retained in the portfolio rather than sold.

•	Increase in the cash surrender value of life insurance decreased by $41,000 to $422,000 during the three months ended March 31, 2005 compared to the similar period in 2004.

•	Trust income decreased by 6.0% to $140,000 compared to the three months ended March 31, 2004.

•	Net gains on securities transactions decreased by $2.8 million to $112,000 during the first quarter of 2005 compared to the similar period in 2004 as the Company deemphasized securities activities as a source of income.

Noninterest Expenses

      Total noninterest expenses increased 10.4%, or $1.1 million, to $12.2 million during the first quarter of 2005 compared to $11.0 million for the comparable period in 2004. The noninterest expenses to average assets ratio was 2.20% for the three months ended March 31, 2005 compared to 1.95% for the same period in 2004. The efficiency ratio was 64.81% for the three months ended March 31, 2005 compared to 66.97% for the same period in 2004. The efficiency ratio is equal to noninterest expenses less amortization and other real estate expense divided by the sum of net interest income on a fully tax-equivalent basis plus noninterest income excluding security gains. The decrease in the efficiency ratio was due primarily to the increase in net interest income on a fully tax-equivalent basis and in noninterest income during the quarter.

      Total other expenses increased due to the following factors:

•	Salaries and benefits expense increased by $924,000 or 14.3% during the first quarter of 2005 compared to the first quarter of 2004 reflecting 15 additions to management.

•	Occupancy expense increased by $38,000 or 2.2% during the first quarter of 2005 compared to the similar period in 2004.

•	Professional services expense rose $328,000 or 37.2% to $1.2 million in the first quarter of 2005 compared to the first quarter of 2004 reflecting increases in internal and external audit expense, some of it relating to Sarbanes-Oxley compliance.

•	Marketing expenses were $237,000 higher than in the first quarter of 2004 as a result of increased marketing efforts.

Income Taxes

      The Company recorded income tax expense of $1.3 million, or 24.7% of income, and $1.5 million, or 23.6% of income, for the quarters ended March 31, 2005 and 2004, respectively. This increase in the tax rate was due to the reduction in U.S. government and government-sponsored agencies securities resulting in a smaller net operating loss for state income taxes.

Financial Condition

      Set forth below are some balance sheet highlights at March 31, 2005 compared to December 31, 2004 and March 31, 2004.

•	Total assets increased 2.3% to $2.3 billion at March 31, 2005 compared to year end.

•	In line with the Company’s objectives, total loans increased 4.7% to $1.3 billion at March 31, 2005 compared to year end 2004 and increased 19.8% from a year ago.

•	Loan to deposit ratio rose to 76.97% from 73.13% at December 31, 2004 and 68.33% at March 31, 2004.

•	Deposits decreased modestly by 0.5% to $1.7 billion in the first quarter of 2005 compared to year end but increased by 6.3% compared to March 31, 2004.

      Set forth below are some asset quality highlights at March 31, 2005 compared to December 31, 2004 and March 31, 2004.

•	Net recoveries of charge-offs returned $164,000 to the allowance for loan losses at March 31, 2005.

•	The allowance for loan losses was 1.44% of total loans, versus 1.46% at year end and 1.48% at March 31, 2004.

•	The allowance for loan losses increased to 2.08 times nonperforming loans from 1.82 times at year end and 1.08 times at March 31, 2004.

•	Nonperforming loans were reduced to 0.69% of total loans from 0.80% at year end and 1.37% at March 31, 2004.

•	Nonperforming assets declined to 0.78% of total assets from 0.81% at year end and 0.96% at March 31, 2004.

Loans

      The following table sets forth the composition of the Company’s loan portfolio as of the indicated dates.

	March 31,		December 31,
	2005		2004
		Loan		Loan
		Category		Category
		to Gross		to Gross
	Amount	Loans	Amount	Loans
		(Dollars in thousands)
Commercial	$212,498	16.5%	$211,278	17.2%
Commercial real estate	824,669	64.0	781,547	63.4
Agricultural	65,364	5.1	62,949	5.1
Consumer real estate	175,333	13.6	164,455	13.4
Consumer installment	10,533	0.8	10,665	0.9

Total loans, gross	1,288,397	100.0%	1,230,894	100.0%
Net deferred fees	(454)		(494)

Total loans	$1,287,943		$1,230,400

Included in consumer real estate are $801,000 and $693,000 of loans held for sale at March 31, 2005 and December 31, 2004, respectively.

      Total loans increased $57.5 million, or 4.7%, to $1.3 billion at March 31, 2005 from December 31, 2004. Set forth below are other highlights of the loan portfolio.

•	Commercial loans increased $1.2 million to $212.5 million as of March 31, 2005 from $211.3 million as of December 31, 2004.

•	Commercial real estate loans rose to $824.7 million at March 31, 2005, an increase of 5.5% from December 31, 2004 reflecting the addition of lending personnel to assist in the growth in this primary area of focus.

•	Agricultural loans increased $2.4 million, or 3.8%, as of March 31, 2005 compared to December 31, 2004.

•	Consumer real estate loans increased $10.9 million, or 6.6%, as of March 31, 2005 compared to December 31, 2004.

      Many consumer residential mortgage loans the Company originates are sold in the secondary market. At any point in time, loans will be at various stages of the mortgage banking process. Included as part of consumer real estate loans are loans held for sale. The carrying value of these loans approximated their market value at that time.

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

Allowance for Loan Losses

      The allowance for loan losses has been established to provide for those loans that may not be repaid in their entirety for a variety of reasons. The allowance is maintained at a level considered by management to be adequate to provide for probable incurred losses. The allowance is increased by provisions charged to earnings and is reduced by chargeoffs, net of recoveries. The provision for loan losses is based upon past loan loss experience and management’s evaluation of the loan portfolio under current economic conditions. Loans are charged to the allowance for loan losses when, and to the extent, they are deemed by management to be uncollectible. The allowance for loan losses is composed of allocations for specific loans and a historical portion for all other loans.

      Following is a summary of changes in the allowance for loan losses for the three months ended March 31:

	2005	2004
	(In thousands)
Balance, January 1	$17,961	$15,714
Provision charged to operations	430	756
Loans charged off	(238)	(671)
Recoveries	402	80

Balance, March 31	$18,555	$15,879

      The Company recognizes that credit losses will be experienced and the risk of loss will vary with, among other things, general economic conditions; the type of loan being made; the creditworthiness of the borrower over the term of the loan; and in the case of a collateralized loan, the quality of the collateral for such loan. The allowance for loan losses represents the Company’s estimate of the amount deemed necessary to provide for probable incurred losses in the portfolio. In making this determination, the Company analyzes the ultimate collectibility of the loans in its portfolio by incorporating feedback provided by internal loan staff and information provided by examinations performed by regulatory agencies. The Company makes an ongoing evaluation as to the adequacy of the allowance for loan losses.

      On a quarterly basis, management of the Banks meets to review the adequacy of the allowance for loan losses. Each loan officer grades his or her individual commercial credits and the Company’s independent loan review personnel then review the officers’ grades. In the event that the loan is downgraded during this review, the loan is included in the allowance analysis at the downgraded level. The grading system is in compliance with the regulatory classifications, and the allowance is allocated to the loans based on the regulatory grading, except in instances where there are known differences (e.g., collateral value is nominal).

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

      The Company’s methodology for determining the allowance for loan losses represents an estimation done pursuant to either Statement of Financial Accounting Standards (“SFAS”) No. 5, Accounting for Contingencies, and SFAS 114, Accounting by Creditors for Impairment of a Loan. The allowance reflects expected losses resulting from analyses developed through specific loss allocations for individual loans and historical loss experience for each loan category. The specific loss allocations are based on regular analyses of all commercial, commercial real estate and agricultural loans over $300,000 where the internal credit rating is assigned to the substandard, doubtful, or loss classification. These analyses involve a high degree of judgment in estimating the amount of loss associated with specific loans, including estimating the amount and timing of future cash flows and collateral values. The Company’s historical loss experience is updated quarterly. The allowance for loan losses also includes consideration of concentrations and changes in portfolio mix and volume, and other qualitative factors.

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

      The Company’s provision for loan losses was $430,000 for the first quarter of 2005 compared to $756,000 for the similar period in 2004. The Company had net recoveries of charged-off loans of $164,000 for the first three months of 2005 compared to net charge-offs of $591,000 for the same period in 2004. Asset quality has improved, which is evidenced by the decrease in charged-off, nonperforming, and classified loans. The following quarter-to-date table, as well as the discussions below, reflects this improvement.

	March 31,		December 31,
	2005		2004
Net loans charged off to average loans	-0.05%		0.19%
Provision for loan losses to total loans	0.14%		0.70%
Allowance for loan losses to total loans	1.44%		1.46%
Allowance to nonperforming loans	2.08	x	1.82	x

Nonaccrual and Nonperforming Loans

      Nonaccrual loans decreased $942,000 to $8.9 million at March 31, 2005 from $9.9 million at December 31, 2004.

      Nonperforming loans include nonaccrual loans and accruing loans that are 90 days or more delinquent. Typically, these loans have adequate collateral protection or personal guaranties to provide a source of repayment to the bank. Nonperforming loans were $8.9 million at March 31, 2005 compared to $9.9 million at December 31, 2004.

      The following table sets forth information on the Company’s nonperforming loans and other nonperforming assets as of the indicated dates.

	March 31,	December 31,
	2005	2004

	(Dollars in thousands)
Nonaccrual and impaired loans not accruing	$8,923	$9,865
Impaired and other loans 90 days past due and accruing	4	29

Total nonperforming loans	8,927	9,894
Other real estate	8,818	8,224

Total nonperforming assets	$17,745	$18,118

Total nonperforming loans to total loans	0.69%	0.80%
Total nonperforming assets to total loans and other real estate	1.37	1.46
Total nonperforming assets to total assets	0.78	0.81

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

      The Company’s allowance for loan losses is considered by management to be adequate at March 31, 2005. The following table sets forth information on the Company’s classified loans as of the indicated dates.

	March 31,	December 31,
	2005	2004
	(In thousands)
Special mention	$26,304	$30,666

Substandard	$36,204	$38,107
Doubtful	2,950	1,849

Total classified	39,154	39,956

Total special mention and classified	$65,458	$70,622

Total special mention and classified loans decreased by $5.2 million or 7.3% during the first quarter of 2005. The Company’s credit risk administration process has focused on enhanced underwriting standards and proactive resolutions for loan workouts.

      Other real estate owned was $8.8 million at March 31, 2005, an increase of $594,000 compared to $8.2 million at December 31, 2004. A 103-unit townhome project represents $8.7 million of the total other real estate owned. Title to the townhome project was acquired in September 2003. The 104 units consisted of 3 finished units and 101 lots to be developed. Midwest Bank and Trust Company has engaged an established builder to further develop this project. The builder has upgraded units adding more square footage and amenities to the units being offered for development. At March 31, 2005, 13 units were partially constructed and 3 have been completed with initial marketing efforts established. At March 31, 2005, the property is recorded at its net realizable value and management will continue to evaluate the property quarterly for impairment and take valuation adjustments as deemed necessary.

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

      The following tables set forth the composition of the Company’s securities portfolio by major category as of March 31, 2005.

	March 31, 2005
	Held-to-Maturity		Available-for-Sale		Total
	Amortized	Fair	Amortized		Amortized		% of
	Cost	Value	Cost	Fair Value	Cost	Fair Value	Portfolio
	(In thousands)
U.S. Treasury and obligations of U.S. government-sponsored agencies	$—	$—	$361,361	$328,606	$361,361	$328,606	42.34%
Obligations of states and political subdivisions	8,854	9,029	3,274	3,312	12,128	12,341	1.42
Mortgage-backed securities	74,407	73,116	308,292	303,373	382,699	376,489	44.83
Equity securities	—	—	86,286	85,673	86,286	85,673	10.11
Other bonds	—	—	11,069	10,441	11,069	10,441	1.30

Total	$83,261	$82,145	$770,282	$731,405	$853,543	$813,550	100.00%

      Securities available-for-sale are carried at fair value, with related unrealized net gains or losses, net of deferred income taxes, recorded as an adjustment to equity capital. At March 31, 2005, unrealized losses, net of taxes on securities available-for-sale, were $23.3 million compared to $16.5 million at December 31, 2004. The increase in net unrealized losses on securities available-for-sale resulted in a $6.8 million decrease in book equity.

      Securities available-for-sale increased to $731.4 million at March 31, 2005 from $548.2 million at December 31, 2004:

•	The Company has changed the mix of its securities portfolio through the sale of U.S. government-sponsored agency notes in the fourth quarter of 2004 and the first quarter of 2005 and the investment in mortgage-backed securities to increase liquidity to fund loans as described below. The Company has established a limit on the duration of all purchases to a maximum of 9 years and on the premium paid to a maximum of 1% of the underlying principal (price of $101) for mortgage-backed securities. These limits were set to reduce the prepayment risk in a declining interest rate environment.

•	During the first quarter, the Company invested $226.9 million in 5/1, 7/1, and 10/1 hybrid adjustable rate mortgage-backed securities with a weighted average yield of 4.85% as well as $35.1 million in 15-year fixed mortgage-backed securities with a weighted average yield of 4.72%. The Company expects these securities to provide added liquidity to fund future loan growth. Accordingly, U.S. government and government-sponsored agency mortgage-backed securities increased 503.7%, or $253.1 million, from $50.3 million at December 31, 2004 to $303.4 million at March 31, 2005.

•	Equity securities decreased $28.8 million, following the sale of the FNMA Series F perpetual preferred equity securities, from $114.5 million at December 31, 2004 to $85.7 million at March 31, 2005. Equity securities included capital securities of U.S. government-sponsored agencies and the Federal Home Loan Bank as well as Federal Reserve Bank stock.

•	Obligations of state and political subdivisions increased $1.3 million to $3.3 million at March 31, 2005 from $2.0 million at December 31, 2004.

•	Other bonds decreased $212,000 to $10.4 million at March 31, 2005 compared to $10.7 million at December 31, 2004. Other bonds include high grade corporate bonds primarily issued by financial institutions.

      Securities held-to-maturity decreased $6.5 million, or 7.2%, from $89.7 million at December 31, 2004 to $83.3 million at March 31, 2005.

      There were no trading account securities held at March 31, 2005 or December 31, 2004. When acquired, the Company holds trading account securities and derivatives on a short-term basis based on market and liquidity conditions.

      The Company intends to implement strategies to reduce its securities as a percentage of earning assets and provide funding for higher yielding loans. The Company’s focus on future investment securities purchases is to maintain an adequate level of liquidity and to shorten the duration of its securities portfolio.

Other Assets

      The Company’s holdings in bank-owned life insurance (“BOLI”) increased by $422,000 due to the increase in the cash surrender value of the insurance. The BOLI is intended to provide funding for future employee benefit expense.

Deposits and Borrowed Funds

      Total deposits of $1.7 billion at March 31, 2005 represented a decrease of $9.0 million, or 0.5%, from December 31, 2004. Changes in the Company’s deposit mix are noted below.

•	Non-interest-bearing deposits were $159.5 million at March 31, 2005, approximately $17.5 million lower than the $177.0 million level at December 31, 2004.

•	Over the same period, interest-bearing deposits increased 0.6%, or $8.5 million to $1.5 billion at March 31, 2005 compared to December 31, 2004.

•	Core deposits, which include demand, NOW, money market, and savings, decreased $12.1 million to $785.2 million at March 31, 2005 from $797.3 million at December 31, 2004.

•	Certificates of deposit under $100,000 increased $13.7 million from December 31, 2004 to $777.8 million at March 31, 2005.

•	Certificates of deposit over $100,000 and public funds decreased $10.6 million from December 31, 2004 to $110.4 million at March 31, 2005. The majority of the decrease was a result of maturities of brokered certificates of deposit and public funds, which were not core deposits and were allowed to mature without being renewed.

The Company’s marketing efforts focus on core deposit account growth in its retail markets, reducing the need to rely on public funds and brokered certificates of deposit. Aggressive marketing of free checking and NOW accounts continues. Deposit growth is expected in the future as new customers are added due to new commercial and industrial loans and a commitment to relationship banking.

      Federal Home Loan Bank advances, at their fair value, were $131.1 million at March 31, 2005 and $133.6 million at December 31, 2004. The Company has synthetically converted a notional amount of $137.5 million of its FHLB advances from fixed rate debt to floating rate through interest rate swap transactions during 2003. The swap transactions require payment of interest by the Company at the one-month LIBOR rate plus a spread and, in turn, the Company receives an interest payment based on a fixed rate. These swap transactions resulted in a $256,000 and $762,000 decrease in interest expense for the three months ended March 31, 2005 and 2004, respectively. As LIBOR increases, the level of reduced interest expense on these advances decreases, that is, the benefit from the swap transactions decreases. The weighted average rate for FHLB advances was 4.86% at March 31, 2005, with average maturities on such advances of 5.4 years.

      Borrowed funds at March 31, 2005 and December 31, 2004 are listed below:

	2005	2004
	(In thousands)
Federal funds purchased	$22,250	$—
Securities sold under agreements to repurchase	235,813	198,401
Federal Home Loan Bank advances to bank subsidiaries	131,127	133,628
Junior subordinated debt owed to unconsolidated trusts	55,672	55,672

Total	$444,862	$387,701

      The Company has a credit agreement with a correspondent bank, which provides the Company with a revolving line of credit with a maximum availability of $25.0 million. This revolving line of credit matures on April 30, 2006.

      The Company also utilizes securities sold under repurchase agreements as a source of funds. Most local municipalities and some other organizations must have funds insured or collateralized as a matter of their own policies. Repurchase agreements provide a source of funds and do not increase the Company’s reserve requirement. Although the balance of repurchase agreements is subject to variation, particularly seasonal variation, the account relationships represented by these balances are principally local and have been maintained for relatively long periods of time. The Company had $235.8 million in securities sold under repurchase agreements at March 31, 2005 compared to $198.4 million at December 31, 2004. The vast majority of the repurchase agreements are with primary dealers and have maturities of two to three years.

Capital Resources

      Stockholders’ equity decreased $1.6 million from December 31, 2004 to $135.8 million at March 31, 2005. Total capital to average risk-weighted assets decreased to 14.3% on March 31, 2005 from 14.7% on December 31, 2004.

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

      Each of the Banks was categorized as well capitalized as of March 31, 2005. Management is not aware of any conditions or events since the most recent regulatory notification that would change the Company’s or the Banks’ categories.

      Capital levels and minimum required levels (dollars in thousands):

	At March 31, 2005
			Minimum Required		Minimum Required
	Actual		for Capital Adequacy		to be Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(In thousands)
Total capital to risk-weighted assets
Company	$224,517	14.3%	$125,867	8.0%	n/a	n/a
Midwest Bank and Trust Company	192,247	13.8	111,361	8.0	$139,201	10.0%
Midwest Bank of Western Illinois	25,492	14.2	14,315	8.0	17,894	10.0

Tier I capital to risk-weighted assets
Company	204,773	13.0	62,933	4.0	n/a	n/a
Midwest Bank and Trust Company	175,244	12.6	55,681	4.0	83,521	6.0
Midwest Bank of Western Illinois	23,939	13.4	7,157	4.0	10,736	6.0

Tier I capital to average assets
Company	204,773	9.1	89,997	4.0	n/a	n/a
Midwest Bank and Trust Company	175,244	8.9	78,622	4.0	98,278	5.0
Midwest Bank of Western Illinois	23,939	8.7	10,949	4.0	13,686	5.0

	At December 31, 2004
			Minimum Required		Minimum Required
	Actual		for Capital Adequacy		to be Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(In thousands)
Total capital to risk-weighted assets
Company	$219,343	14.7%	$119,758	8.0%	n/a	n/a
Midwest Bank and Trust Company	189,276	14.3	105,724	8.0	$132,155	10.0%
Midwest Bank of Western Illinois	23,685	13.7	13,822	8.0	17,278	10.0

Tier I capital to risk-weighted assets
Company	198,597	13.3	59,879	4.0	n/a	n/a
Midwest Bank and Trust Company	172,985	13.1	52,862	4.0	79,293	6.0
Midwest Bank of Western Illinois	21,936	12.7	6,911	4.0	10,367	6.0

Tier I capital to average assets
Company	198,597	8.5	93,225	4.0	n/a	n/a
Midwest Bank and Trust Company	172,985	8.5	80,991	4.0	101,239	5.0
Midwest Bank of Western Illinois	21,936	7.4	11,816	4.0	14,770	5.0

      The trust preferred securities issued by MBHI Capital Trust I, II, III, and IV are currently included in the Tier 1 capital of the Company for regulatory capital purposes. The Federal Reserve Board may in the future disallow inclusion of the trust preferred securities in Tier 1 capital for regulatory capital purposes. As of March 31, 2005, assuming the Company was not permitted to include the $54.0 million in trust preferred securities issued by MBHI Capital Trust I, II, III, and IV in its Tier I capital, the Company would still exceed the regulatory required minimums for capital adequacy purposes. If the trust preferred securities were no longer permitted to be included in Tier 1 capital, the Company would also be permitted to redeem the capital securities without penalty. See Note 9 to the notes to the unaudited consolidated financial statements.

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

      Net cash inflows provided by operations were $4.5 million for the three months ended March 31, 2005 compared to inflows of $5.5 million for the comparable period in 2004. Net cash outflows used in investing activities were $245.0 million in the first three months of 2005 compared to net cash inflows of $62.9 million for the comparable period in 2004. Cash inflows from financing activities for the three months ended March 31, 2005 were $51.6 million compared to a net outflow of $16.1 million in the comparable period during 2004.

      In the event of short-term liquidity needs, the Banks may purchase federal funds from correspondent banks. In addition, the Company has established repurchase agreements and brokered certificates of deposit arrangements with various financial sources. The Banks’ membership in the Federal Home Loan Bank System gives it the ability to borrow funds from the Federal Home Loan Bank of Chicago for short- or long-term purposes under a variety of programs.

      Interest received net of interest paid was a principal source of operating cash inflows for the three months ended March 31, 2005 and March 31, 2004, respectively. Management of investing and financing activities and market conditions determines the level and the stability of net interest cash flows. Management’s policy is to mitigate the impact of changes in market interest rates to the extent possible so that balance sheet growth is the principal determinant of growth in net interest cash flows.

ITEM 3 — QUANTITATIVE AND QUALITATIVE DISCLOSURES
ABOUT MARKET RISK

Interest Rate Sensitivity Analysis

      The Company’s overall interest rate sensitivity is demonstrated by net interest income analysis. Net interest income analysis measures the change in net interest income in the event of hypothetical changes in interest rates. This analysis assesses the risk of change in net interest income in the event of sudden and sustained 1.0% to 2.0% increases and decreases in market interest rates. The table below presents the Company’s projected changes in net interest income for the various rate shock levels at March 31, 2005 and December 31, 2004.

	Change in Net Interest Income Over One Year Horizon
	At March 31, 2005		At December 31, 2004		Guidelines

Change in					Maximum
Levels of	Dollar	Percentage	Dollar	Percentage	Percentage
Interest Rates	Change	Change	Change	Change	Change
+200 bp	$501	0.77%	$251	0.43%	-15.0%
+100 bp	609	0.93	29	0.05	-15.0
-100 bp	3,038	4.65	329	0.56	-15.0

      As shown above, at March 31, 2005, the effect of an immediate 200 basis point increase in interest rates would increase the Company’s net interest income by 0.77%, or $501,000. The effect of an immediate 100 basis point reduction in rates would increase the Company’s net interest income by 4.65%, or $3.0 million.

      The change in net interest income over the one year horizon from March 31, 2005 compared to December 31, 2004 can be attributed to changes in core deposit pricing disciplines at our flagship bank at the end of the first quarter of 2005. These changes more accurately reflect our current pricing strategy for core deposits and our planned actions in an environment of sharply changing rates.

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

ITEM 4 — CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

      As of the end of the period covered by this report, an evaluation was performed under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer of the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 240.13a-15(e)). Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2005 to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms.

Elimination of Previously Reported Material Weakness

      As reported in Item 9A. Controls and Procedures in the Company’s Form 10-K for the year ended December 31, 2004 filed on March 11, 2005, management determined that there was a material weakness in the Company’s system of internal controls over the determination of whether its available-for-sale floating rate perpetual preferred equity securities were “other-than-temporarily” impaired, pursuant to Statement of Financial Accounting Standard No. 115 (“Statement 115”) and SEC Staff Accounting Bulletin No. 59 (“SAB 59”).

      Management of the Company has taken the following steps to eliminate this material weakness:

•	Replaced and hired a new Chief Investment Officer.

•	Revised its Investment Policy and Procedures.

•	Sold the floating rate FNMA Series F perpetual preferred equity securities in February 2005 that management failed to adequately demonstrate as being temporarily impaired in a suitable reliable evidential manner acceptable to the Company’s independent accounting firm.

•	Expanded its documentation and process for evaluating securities that may be or subsequently become other-than-temporarily impaired for 2005.

      Management is of the opinion that the material weakness discussed above has been fully remediated and no longer exists.

Changes in internal controls over financial reporting

      Except for the changes noted above, there were no changes in the Company’s internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

      Among the factors that could have an impact on the Company’s ability to achieve operating results, growth plan goals, and the beliefs expressed or implied in forward-looking statements are:

•	Management’s ability to reduce and effectively manage interest rate risk and the impact of interest rates in general on the volatility of the Company’s net interest income;

•	Fluctuations in the value of the Company’s investment securities;

•	The ability to attract and retain senior management experienced in banking and financial services;

•	The sufficiency of allowances for loan losses to absorb the amount of actual losses inherent in the existing portfolio of loans;

•	The Company’s ability to adapt successfully to technological changes to compete effectively in the marketplace;

•	Credit risks and risks from concentrations (by geographic area and by industry) within the

Banks’ loan portfolio and individual large loans;

•	The effects of competition from other commercial banks, thrifts, mortgage banking firms, consumer finance companies, credit unions, securities brokerage firms, insurance companies, money market and other mutual funds, and other financial institutions operating in the Company’s market or elsewhere or providing similar services;

•	The failure of assumptions underlying the establishment of allowances for loan losses and estimation of values of collateral and various financial assets and liabilities;

•	Volatility of rate sensitive deposits;

•	Operational risks, including data processing system failures or fraud;

•	Asset/liability matching risks and liquidity risks;

•	Changes in the economic environment, competition, or other factors that may influence the anticipated growth rate of loans and deposits, the quality of the loan portfolio and loan and deposit pricing, and the Company’s ability to successfully pursue acquisition and expansion strategies and integrate any acquired companies;

•	The impact from liabilities arising from legal or administrative proceedings on the financial condition of the Company;

•	Possible administrative or enforcement actions of banking regulators in connection with any material failure of the Banks to comply with banking laws, rules or regulations, including the failure of the Company and Midwest Bank and Trust Company to comply with the written agreement it entered into with the Federal Reserve Board and Illinois Department of Financial and Professional Regulation;

•	Possible administrative or enforcement actions of the Securities and Exchange Commission (the “SEC”) in connection with the SEC inquiry of the restatement of the Company’s September 30, 2002 financial statements;

•	Governmental monetary and fiscal policies, as well as legislative and regulatory changes, that may result in the imposition of costs and constraints on the Company through higher FDIC insurance premiums, significant fluctuations in market interest rates, increases in capital requirements, and operational limitations;

•	Changes in general economic or industry conditions, nationally or in the communities in which the Company conducts business;

•	Changes in accounting principles, policies, or guidelines affecting the businesses conducted by the Company;

•	Acts of war or terrorism; and

•	Other economic, competitive, governmental, regulatory, and technical factors affecting the Company’s operations, products, services, and prices.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

      None

Item 3. Defaults Upon Senior Securities

      None

Item 4. Submission of Matters to a Vote of Security Holders

      None

Item 5. Other Information

      None

Item 6. Exhibits

      The following exhibits are either filed as part of this report or are incorporated herein by reference:

3.1	Restated Certificate of Incorporation, as amended (incorporated by reference to Registrant’s Registration Statement on Form S-1, Registration No. 333-42827).

3.2	Amended and Restated By-laws, filed February 28, 2005 (incorporated by reference to Registrant’s Report on Form 8-K filed February 28, 2005, File No. 001-13735).

3.11	Certificate of Amendment of Restated Certificate of Incorporation (incorporated by reference to Registrant’s Form 10-Q for quarter ended June 30, 2002, File No. 001-13735).

4.1	Specimen Common Stock Certificate (incorporated by reference to Registrant’s Registration Statement on Form S-1, Registration No. 333-42827).

4.2	Certain instruments defining the rights of the holders of long-term debt of the Company and certain of its subsidiaries, none of which authorize a total amount of indebtedness in excess of 10% of the total assets of the Company and its subsidiaries on a consolidated basis, have not been filed as Exhibits. The Company hereby agrees to furnish a copy of any of these agreements to the SEC upon request.

*10.3	Midwest Banc Holdings, Inc. 1996 Stock Option Plan (incorporated by reference to Registrant’s Registration Statement on Form S-1, Registration No. 333-42827).

*10.3a	Amendment to the Midwest Banc Holdings, Inc. 1996 Stock Option Plan (incorporated by reference to Registrant’s Annual Report on Form 10-K for the year ended December 31, 1998, File No. 0-29652).

*10.4	Form of Transitional Employment Agreements (incorporated by reference to Registrant’s Registration Statement on Form S-1, Registration No. 333-42827).

10.5	Lease dated as of December 24, 1958, between Western National Bank of Cicero and Midwest Bank and Trust Company, as amended (incorporated by reference to Registrant’s Registration Statement on Form S-1, Registration No. 333-42827).

10.6	Britannica Centre Lease, dated as of May 1, 1994, between Chicago Title and Trust Company, as Trustee under Trust Agreement dated November 2, 1977 and known as Trust No. 1070932 and Midwest Bank & Trust Company (incorporated by reference to Registrant’s Registration Statement on Form S-1, Registration No. 333-42827).

10.7	Lease dated as of March 20, 1996 between Grove Lodge No. 824 Ancient Free and Accepted Masons and Midwest Bank of Hinsdale (incorporated by reference to Registrant’s Registration Statement on Form S-1, Registration No. 333-42827).

10.8	Office Lease, undated, between Grove Lodge No. 824 Ancient Free and Accepted Masons and Midwest Bank of Hinsdale (incorporated by reference to Registrant’s Registration Statement on Form S-1, Registration No. 333-42827).

*10.15	Form of Supplemental Executive Retirement Agreement (incorporated by reference to Registrant’s Form 10-Q for the quarter ended September 30, 2001, File No. 001-13735).

*10.16	Form of Transitional Employment Agreement (Executive Officer Group) (incorporated by reference to Registrant’s Form 10-Q for the quarter ended September 30, 2001, File No. 001-13735).

10.19	Agreement and Plan of Reorganization between the Company and Big Foot Financial Corp. dated as of July 19, 2002 (incorporated by reference to Annex A of the Registrant’s Proxy Statement/Prospectus dated October 23, 2002, Registration Statement No. 333- 100090).

10.21	Lease dated as of April 29, 1976, between Sanfilippo, Joseph C. and Grace Ann and Fairfield Savings and Loan Association, as amended (incorporated by reference to Registrant’s Form 10-K for the year ended December 31, 2003, File No. 001-13735).

10.22	Lease dated as of August 28, 2002 between Glen Oak Plaza and Midwest Bank and Trust Company (incorporated by reference to Registrant’s Form 10-K for the year ended December 31, 2003, File No. 001-13735).

10.24	Loan Agreement as of April 8, 2004, between the Company and LaSalle Bank National Association (incorporated by reference to Registrant’s Form 10-Q for the quarter ended September 30, 2004, File No. 001-13735).

10.25	Employment Agreement as of September 28, 2004 between the Company and the Chief Executive Officer (incorporated by reference to Registrant’s Form 10-Q for the quarter ended September 30, 2004, File No. 001-13735).

10.26	Retirement Agreement as of September 28, 2004 between the Company and retiring Chief Executive Officer (incorporated by reference to Registrant’s Form 10-Q for the quarter ended September 30, 2004, File No. 001-13735).

10.27	Midwest Banc Holdings, Inc. Severance Policy as of December 20, 2004 (incorporated by reference to Registrant’s Form 8-K dated November 22, 2004, File No. 001-13735).

10.28	First amendment to Loan Agreement as of April 8, 2004, between the Company and LaSalle Bank National Association, filed April 28, 2005 (incorporated by reference to Registrant’s Report on Form 8-K filed April 28, 2005, File No. 001-13735).

31.1	Rule 13a-14(a) Certification of Principal Executive Officer.

31.2	Rule 13a-14(a) Certification of Principal Financial Officer.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, from the Company’s Chief Executive Officer and Chief Financial Officer.

*	Indicates management contracts or compensatory plans or arrangements required to be filed as an exhibit.

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 10, 2005

MIDWEST BANC HOLDINGS, INC. (Registrant)
By:	/s/ James J. Giancola
James J. Giancola,
President and Chief Executive Officer

By:	/s/ Daniel R. Kadolph
Daniel R. Kadolph,
Senior Vice President and Chief Financial Officer

Exhibit Index

3.1	Restated Certificate of Incorporation, as amended (incorporated by reference to Registrant’s Registration Statement on Form S-1, Registration No. 333-42827).

3.2	Amended and Restated By-laws, filed February 28, 2005 (incorporated by reference to Registrant’s Report on Form 8-K filed February 28, 2005, File No. 001-13735).

3.11	Certificate of Amendment of Restated Certificate of Incorporation (incorporated by reference to Registrant’s Form 10-Q for quarter ended June 30, 2002, File No. 001-13735).

4.1	Specimen Common Stock Certificate (incorporated by reference to Registrant’s Registration Statement on Form S-1, Registration No. 333-42827).

4.2	Certain instruments defining the rights of the holders of long-term debt of the Company and certain of its subsidiaries, none of which authorize a total amount of indebtedness in excess of 10% of the total assets of the Company and its subsidiaries on a consolidated basis, have not been filed as Exhibits. The Company hereby agrees to furnish a copy of any of these agreements to the SEC upon request.

*10.3	Midwest Banc Holdings, Inc. 1996 Stock Option Plan (incorporated by reference to Registrant’s Registration Statement on Form S-1, Registration No. 333-42827).

*10.3a	Amendment to the Midwest Banc Holdings, Inc. 1996 Stock Option Plan (incorporated by reference to Registrant’s Annual Report on Form 10-K for the year ended December 31, 1998, File No. 0-29652).

*10.4	Form of Transitional Employment Agreements (incorporated by reference to Registrant’s Registration Statement on Form S-1, Registration No. 333-42827).

10.5	Lease dated as of December 24, 1958, between Western National Bank of Cicero and Midwest Bank and Trust Company, as amended (incorporated by reference to Registrant’s Registration Statement on Form S-1, Registration No. 333-42827).

10.6	Britannica Centre Lease, dated as of May 1, 1994, between Chicago Title and Trust Company, as Trustee under Trust Agreement dated November 2, 1977 and known as Trust No. 1070932 and Midwest Bank & Trust Company (incorporated by reference to Registrant’s Registration Statement on Form S-1, Registration No. 333-42827).

10.7	Lease dated as of March 20, 1996 between Grove Lodge No. 824 Ancient Free and Accepted Masons and Midwest Bank of Hinsdale (incorporated by reference to Registrant’s Registration Statement on Form S-1, Registration No. 333-42827).

10.8	Office Lease, undated, between Grove Lodge No. 824 Ancient Free and Accepted Masons and Midwest Bank of Hinsdale (incorporated by reference to Registrant’s Registration Statement on Form S-1, Registration No. 333-42827).

*10.15	Form of Supplemental Executive Retirement Agreement (incorporated by reference to Registrant’s Form 10-Q for the quarter ended September 30, 2001, File No. 001-13735).

*10.16	Form of Transitional Employment Agreement (Executive Officer Group) (incorporated by reference to Registrant’s Form 10-Q for the quarter ended September 30, 2001, File No. 001-13735).

10.19	Agreement and Plan of Reorganization between the Company and Big Foot Financial Corp. dated as of July 19, 2002 (incorporated by reference to Annex A of the Registrant’s Proxy Statement/Prospectus dated October 23, 2002, Registration Statement No. 333- 100090).

10.21	Lease dated as of April 29, 1976, between Sanfilippo, Joseph C. and Grace Ann and Fairfield Savings and Loan Association, as amended (incorporated by reference to Registrant’s Form 10-K for the year ended December 31, 2003, File No. 001-13735).

10.22	Lease dated as of August 28, 2002 between Glen Oak Plaza and Midwest Bank and Trust Company (incorporated by reference to Registrant’s Form 10-K for the year ended December 31, 2003, File No. 001-13735).

10.24	Loan Agreement as of April 8, 2004, between the Company and LaSalle Bank National Association (incorporated by reference to Registrant’s Form 10-Q for the quarter ended September 30, 2004, File No. 001-13735).

10.25	Employment Agreement as of September 28, 2004 between the Company and the Chief Executive Officer (incorporated by reference to Registrant’s Form 10-Q for the quarter ended September 30, 2004, File No. 001-13735).

10.26	Retirement Agreement as of September 28, 2004 between the Company and retiring Chief Executive Officer (incorporated by reference to Registrant’s Form 10-Q for the quarter ended September 30, 2004, File No. 001-13735).

10.27	Midwest Banc Holdings, Inc. Severance Policy as of December 20, 2004 (incorporated by reference to Registrant’s Form 8-K dated November 22, 2004, File No. 001-13735).

10.28	First amendment to Loan Agreement as of April 8, 2004, between the Company and LaSalle Bank National Association, filed April 28, 2005 (incorporated by reference to Registrant’s Report on Form 8-K filed April 28, 2005, File No. 001-13735).

31.1	Rule 13a-14(a) Certification of Principal Executive Officer.

31.2	Rule 13a-14(a) Certification of Principal Financial Officer.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, from the Company’s Chief Executive Officer and Chief Financial Officer.

*	Indicates management contracts or compensatory plans or arrangements required to be filed as an exhibit.