Form 10-K/A
period 2004-12-31
MIDWEST BANC HOLDINGS INC
filed 2005-05-23
CIK 1051379

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K/A
Amendment No. 1

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

MIDWEST BANC HOLDINGS, INC.
FORM 10-K/A
INDEX

		Page
		No.

PART II
Item 9A.	Controls and Procedures	1
PART IV
Item 15.	Exhibits and Financial Statement Schedules	6
Signature(s) Page		8-9
Contents of Consolidated Financial Statements		F-1
Consent of Crowe Chizek and Company LLC
Consent of McGladrey & Pullen, LLP
Certification of Principal Executive Officer
Certification of Principal Financial Officer
Certifications

     We are amending the Company’s Annual Report on Form 10-K, dated March 9, 2005, for the fiscal year ending December 31, 2004 (the “Original Form 10-K”), for the purpose of revising the discussion in Item 9A of Part II relating to the effectiveness of the Company’s disclosure controls and procedures, amending the discussion in Note 3 to the consolidated financial statements relating to the Company’s securities that are obligations of U.S. government agencies and mortgage-backed securities, minor technical corrections to differentiate between U.S. government agencies and U.S. government-sponsored enities in Notes 4 and 21 to the consolidated financial statements, and adding the words “and 15(d)-15(f)” to Paragraph 4 of Exhibit 31 to the Section 302 Certification of both the Chief Executive Officer and the Chief Financial Officer filed as Exhibits 31.1 and 31.2, respectively, to the Original Form 10-K.

     Other than the revision to Item 9 A, Note 3 to the consolidated financial statements, and Exhibits 31.1 and 31.2 described above, no revisions have been made to the Company’s consolidated financial statements for the 2004 fiscal year ended December 31, 2004 or any disclosures contained in the Original Form 10-K. The filing of this Form 10-K/A shall not be deemed an admission that the Original Form 10-K, when filed, knowingly included any untrue statement of a material fact or omitted to state a material fact necessary to make a statement not misleading.

PART II

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures
      As of the end of the period covered by this report, an evaluation was performed under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer of the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 240.13a-15(e)). Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that the Company’s current disclosure controls and procedures are not effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms.
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

PART IV

Item 15.	Exhibits and Financial Statement Schedules

     We are amending Item 15(a) of the Company’s Annual Report on Form 10-K, dated March 9, 2005, for the fiscal year ended December 31, 2004 (the “Original Form 10-K”), for the sole purpose of adding the words “and 15d-15(f)” to Paragraph 4 of Exhibit 31 to the Section 302 certification of both the Chief Executive Officer (“CEO”) and the Chief Financial Officer (“CFO”) filed as Exhibits 31.1 and 31.2, respectively, to the Original Form 10-K. These words were inadvertently omitted when the Section 302 certifications were filed with the Original Form 10-K on March 11, 2005.

     Accordingly, we are filing a new currently dated Section 302 certification for each of the Company’s CEO and CFO attached to this Form 10-K/A as Exhibit 31.1 and 31.2, respectively, revised to contain the omitted language.

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
      (a)(3) Exhibits
      The following exhibits are either filed as part of this report or are incorporated herein by reference:

3.1		Restated Certificate of Incorporation, as amended (incorporated by reference to Registrant’s Registration Statement on Form S-1, Registration No. 333-42827)
3.2		Amended and Restated By-Laws, filed February 28, 2005 (incorporated by reference to Registrant’s Report on Form 8-K filed February 28, 2005, File No. 001-13735)
3.11		Certificate of Amendment of Restated Certificate of Incorporation (incorporated by reference to Registrant’s Form 10-Q for quarter ended June 30, 2002, File No. 001-13735)
4.1		Specimen Common Stock Certificate (incorporated by reference to Registrant’s Registration Statement on Form S-1, Registration No. 333-42827)
4.2		Certain instruments defining the rights of the holders of long-term debt of the Company and certain of its subsidiaries, none of which authorize a total amount of indebtedness in excess of 10% of the total assets of the Company and its subsidiaries on a consolidated basis, have not been filed as Exhibits. The Company hereby agrees to furnish a copy of any of these agreements to the SEC upon request
*10	.3	Midwest Banc Holdings, Inc. 1996 Stock Option Plan (incorporated by reference to Registrant’s Registration Statement on Form S-1, Registration No. 333-42827)
*10	.3a	Amendment to the Midwest Banc Holdings, Inc. 1996 Stock Option Plan (incorporated by reference to Registrant’s Annual Report on Form 10-K for the year ended December 31, 1998, File No. 0-29652)
*10	.4	Form of Transitional Employment Agreements (incorporated by reference to Registrant’s Registration Statement on Form S-1, Registration No. 333-42827)
10.5		Lease dated as of December 24, 1958, between Western National Bank of Cicero and Midwest Bank and Trust Company, as amended (incorporated by reference to Registrant’s Registration Statement on Form S-1, Registration No. 333-42827)
10.6		Britannica Centre Lease, dated as of May 1, 1994, between Chicago Title and Trust Company, as Trustee under Trust Agreement dated November 2, 1977 and known as Trust No. 1070932 and Midwest Bank & Trust Company (incorporated by reference to Registrant’s Registration Statement on Form S-1, Registration No. 333-42827)
10.7		Lease dated as of March 20, 1996 between Grove Lodge No. 824 Ancient Free and Accepted Masons and Midwest Bank of Hinsdale (incorporated by reference to Registrant’s Registration Statement on Form S-1, Registration No. 333-42827)
10.8		Office Lease, undated, between Grove Lodge No. 824 Ancient Free and Accepted Masons and Midwest Bank of Hinsdale (incorporated by reference to Registrant’s Registration Statement on Form S-1, Registration No. 333-42827)
*10	.15	Form of Supplemental Executive Retirement Agreement (incorporated by reference to Registrant’s Form 10-Q for the quarter ended September 30, 2001, File No. 001-13735)

*10	.16	Form of Transitional Employment Agreement (Executive Officer Group) (incorporated by reference to Registrant’s Form 10-Q for the quarter ended September 30, 2001, File No. 001-13735)
10.19		Agreement and Plan of Reorganization between the Company and Big Foot Financial Corp. dated as of July 19, 2002 (incorporated by reference to Annex A of the Registrant’s Proxy Statement/ Prospectus dated October 23, 2002, Registration Statement No. 333- 100090)
10.21		Lease dated as of April 29, 1976, between Sanfilippo, Joseph C. and Grace Ann and Fairfield Savings and Loan Association, as amended (incorporated by reference to Registrant’s Form 10-K for the year ended December 31, 2003, File No. 001-13735)
10.22		Lease dated as of August 28, 2002 between Glen Oak Plaza and Midwest Bank and Trust Company (incorporated by reference to Registrant’s Form 10-K for the year ended December 31, 2003, File No. 001-13735)
10.24		Loan Agreement as of April 8, 2004, between the Company and LaSalle Bank National Association (incorporated by reference to Registrant’s Form 10-Q for the year ended September 30, 2004, File No. 001-13735)
10.25		Employment Agreement as of September 28, 2004 between the Company and the Chief Executive Officer (incorporated by reference to Registrant’s Form 10-Q for the year ended September 30, 2004, File No. 001-13735)
10.26		Retirement Agreement as of September 28, 2004 between the Company and retiring Chief Executive Officer (incorporated by reference to Registrant’s Form 10-Q for the year ended September 30, 2004, File No. 001-13735)
10.27		Midwest Banc Holdings, Inc. Severance Policy as of December 20, 2004 (incorporated by reference to Registrant’s Form 8-K dated November 22, 2004, File No. 001-13735)
10.28		Officer Compensation (incorporated by reference to Registrant’s Form 10-K for the year ended December 31, 2004, File No. 001-13735)
10.29		Director Compensation (incorporated by reference to Registrant’s Form 10-K for the year ended December 31, 2004, File No. 001-13735)
21.1		Subsidiaries (incorporated by reference to Registrant’s Form 10-K for the year ended December 31, 2004, File No. 001-13735)
23.1		Consent of Crowe Chizek and Company LLC
23.2		Consent of McGladrey & Pullen, LLP
24.1		Power of Attorney (incorporated by reference to Registrant’s Form 10-K for the year ended December 31, 2004, File No. 001-13735)
31.1		Rule 13a-14(a) Certification of Principal Executive Officer
31.2		Rule 13a-14(a) Certification of Principal Financial Officer
32.1		Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, from the Company’s Chief Executive Officer and Chief Financial Officer

*	Indicates management contracts or compensatory plans or arrangements required to be filed as an exhibit.

SIGNATURES
      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Midwest Banc Holdings, Inc.

By:	/s/ James J. Giancola

James J. Giancola
President and Chief Executive Officer
Date: May 20, 2005
      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

* E.V. Silveri	Chairman of the Board, Director

/s/ James J. Giancola James J. Giancola	President, Chief Executive Officer, and Director	May 20, 2005

* Angelo A. DiPaolo	Director

* Gerald F. Hartley	Director

* Daniel Nagle	Director

* Joseph Rizza	Director

* LeRoy Rosasco	Director

Signature	Title	Date

* Robert D. Small	Director

* Leon Wolin	Director

/s/ Daniel R. Kadolph Daniel R. Kadolph	Senior Vice President, Chief Financial Officer, Comptroller, and Treasurer	May 20, 2005

* Signed per power of attorney

By:	/s/ James J. Giancola
Name:	James J. Giancola
Title:	Attorney-in-fact
Date:	May 20, 2005

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

MIDWEST BANC HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 3 —	Securities
      The amortized cost and fair value of securities available-for-sale and held-to-maturity are as follows:

	December 31, 2004

		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value

	(In thousands)
Securities available-for-sale Obligations of U.S. government-sponsored entities(1)	$397,510	$—	$(26,676)	$370,834
Obligations of states and political subdivisions	1,909	58	—	1,967
Mortgage-backed securities(1)(2)	51,016	74	(840)	50,250
Equity securities(3)	114,331	238	(62)	114,507
Corporate and other debt securities	11,074	—	(421)	10,653

Total securities available-for-sale	$575,840	$370	$(27,999)	$548,211

Securities held-to-maturity Obligations of states and political subdivisions	$9,574	$259	$—	$9,833
Mortgage-backed securities(1)(2)	80,159	406	(598)	79,967

Total securities held-to-maturity	$89,733	$665	$(598)	$89,800

(1)	Includes obligations of the Federal Home Loan Corporation (FHLMC) and Federal National Mortgage Association (FNMA).

(2)	Includes obligations of the Government National Mortgage Associations.

(3)	Includes issues from government-sponsored entities (FNMA and FHLMC).

	December 31, 2003

		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value

	(In thousands)
Securities available-for-sale
Obligations of U.S. government-sponsored entities(1)	$360,280	$—	$(23,676)	$336,604
Obligations of states and political subdivisions	35,124	2,078	—	37,202
Mortgage-backed securities(1)(2)	172,420	2,312	(1,222)	173,510
Equity securities(3)	159,391	353	(4,984)	154,760
Corporate and other debt securities	95,625	100	(1,661)	94,064

Total securities available-for-sale	$822,840	$4,843	$(31,543)	$796,140

Securities held-to-maturity
Obligations of states and political subdivisions	$12,840	$628	$—	$13,468
Mortgage-backed securities(1)(2)	43,234	537	—	43,771

Total securities held-to-maturity	$56,074	$1,165	$—	$57,239

(1)	Includes obligations of the Federal Home Loan Corporation (FHLMC) and Federal National Mortgage Association (FNMA).

(2)	Includes obligations of the Government National Mortgage Associations.

(3)	Includes issues from government-sponsored entities (FNMA and FHLMC).

MIDWEST BANC HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The following is a summary of the fair value of securities with unrealized losses and an aging of those unrealized losses:

	December 31, 2004
	Less Than 12 Months		12 Months or More			Total
					Weighted-
					Average
					Number of
					Months in
	Fair	Unrealized	Fair	Unrealized	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Loss Position	Value	Losses
	(In thousands)
Securities available-for-sale:
Obligations of U.S. goverment-sponsored entities (1)	$29,306	$(528)	$341,528	$(26,148)	16.7	$370,834	$(26,676)
Mortgage-backed securities:
U.S. government agencies (2)	345	(1)	748	(8)	16.7	1,093	(9)
U.S. government-sponsored entities (2)	245	(5)	38,886	(827)	17.0	39,131	(832)
Equity securities (3)	3,975	(6)	7,445	(56)	15.7	11,420	(62)
Corporate and other debt Securities	—	—	10,653	(421)	16.2	10,653	(421)

Total available-for-sale	$33,871	$(540)	$399,260	$(27,460)	16.7	$433,131	$(28,000)

Securities held-to-maturity:
Mortgage-backed securities:
U.S. government-sponsored entities (1)	$40,874	$(597)	$—	$—	—	$40.874	$(597)

Total temporarily impaired securities	$74,745	$(1,137)	$399,260	$(27,460)	16.7	$474,005	$(28,597)

(1)	Includes obligations of the Federal Home Loan Corporation (FHLMC) and Federal National Mortgage Association (FNMA).

(2)	Includes obligations of the Government National Mortgage Association.

(3)	Includes issues from government-sponsored entities (FNMA and FHLMC),

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
      Management does not believe any remaining individual unrealized loss as of December 31, 2004 represents other-than-temporary impairment.

•	The unrealized loss for U.S. government-sponsored entities and mortgage-backed securities relate primarily to debt securities issued by FNMA and FHLMC; each security has a stated maturity date. FNMA is rated Aa3, AA- and A+ by Moody’s, S&P and Fitch, respectively. FHLMC is rated Aa3 and AA- by Moody’s and Fitch, respectively. The obligations of U.S. government-sponsored entities are notes with a weighted average maturity of approximately 8 years and a weighted average rate of 4.12%; these notes are all fixed rate obligations. The obligations of the mortgage-backed securities are notes with a weighted average maturity of approximately 28 years and a weighted average rate of 5.50%.

•	The unrealized losses reported for corporate and other debt securities relate to securities which were rated single A minus or better by a nationally recognized rating agency.

The unrealized losses in the previous table are primarily attributable to changes in interest rates. A de minimis amount of the unrealized losses may be caused by slight diminutions in the crcditworthiness of the issuer, particularly related to the Company’s investments in corporate and other debt securities. Nevertheless, the Company has both the intent and ability to hold each of the securities contained in the previous table for a time necessary to recover its amortized cost. The above temporary loss is reflected net of tax in other comprehensive loss, which does not impact regulatory capital.
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
      In 2004, the Company sold U.S. Treasury 10-year futures contracts in order to hedge certain U.S. government-sponsored entity notes held in its available-for-sale portfolio. The Company’s objective was to offset changes in the fair market value of the U.S. government-sponsored entity notes with changes in the fair market value of the futures contracts,

MIDWEST BANC HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
thereby reducing interest rate risk. The hedge was de-designated as of December 31, 2004 and these futures contracts were terminated in January 2005. See Note 21 — Derivative Instruments for further discussion on the fair value hedge.

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

			Minimum Required

			For Capital		To Be Well
	Actual		Adequacy Purposes		Capitalized

	Amount	Ratio	Amount	Ratio	Amount	Ratio

			(In thousands)
As of December 31, 2004
Total Capital (to risk-weighted assets)
Company	$219,343	14.7%	$119,758	8.0%	n/a	n/a
MBTC	189,276	14.3	105,724	8.0	$132,155	10.0%
MBWI	23,685	13.7	13,822	8.0	17,278	10.0
Tier 1 Capital (to risk-weighted assets)
Company	198,597	13.3	59,879	4.0	n/a	n/a
MBTC	172,985	13.1	52,862	4.0	79,293	6.0
MBWI	21,936	12.7	6,911	4.0	10,367	6.0
Tier 1 Capital (to average assets)
Company	198,597	8.5	93,225	4.0	n/a	n/a
MBTC	172,985	8.5	80,991	4.0	101,239	5.0
MBWI	21,936	7.4	11,816	4.0	14,770	5.0

MIDWEST BANC HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

			Minimum Required

			For Capital		To Be Well
	Actual		Adequacy Purposes		Capitalized

	Amount	Ratio	Amount	Ratio	Amount	Ratio

			(In thousands)
As of December 31, 2003
Total Capital (to risk-weighted assets)
Company	$216,819	14.7%	$117,647	8.0%	n/a	n/a
MBTC	180,973	14.0	103,635	8.0	$129,544	10.0%
MBWI	23,129	13.2	14,065	8.0	17,581	10.0
Tier 1 Capital (to risk-weighted assets)
Company	201,105	13.7	58,823	4.0	n/a	n/a
MBTC	166,514	12.9	51,818	4.0	77,726	6.0
MBWI	21,874	12.4	7,033	4.0	10,549	6.0
Tier 1 Capital (to average assets)
Company	201,105	8.9	89,967	4.0	n/a	n/a
MBTC	166,514	8.5	78,071	4.0	97,589	5.0
MBWI	21,874	7.7	11,391	4.0	14,239	5.0
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
      Information about option grants follows:

		Weighted Average
	Number of	Exercise Price
	Options	Per Share

Outstanding at January 1, 2002	1,013,292	$9.77
Granted during 2002	235,500	14.90
Exercised during 2002	(137,717)	9.40
Forfeited during 2002	(11,278)	10.76

Outstanding at December 31, 2002	1,099,797	10.90
Granted during 2003	103,000	18.34
Exercised during 2003	(120,251)	10.25
Forfeited during 2003	(6,001)	13.42

Outstanding at December 31, 2003	1,076,545	11.67
Granted during 2004	117,500	22.03
Exercised during 2004	(70,521)	9.37
Forfeited during 2004	(10,938)	16.78

Outstanding at December 31, 2004	1,112,586	$12.78

      Options exercisable at year end are as follows:

		Weighted Average
	Number of	Exercise Price
	Options	Per Share

2002	539,981	$9.89
2003	584,670	10.30
2004	805,836	10.96

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
      The Company has also bought and sold various put and call options with terms less than 90 days on U.S. Treasury, government agency, and government-sponsored entity obligations, mortgage-backed securities and futures contracts during 2004 and 2003. These are stand-alone derivatives that are carried at their estimated fair value with the corresponding gain or loss recorded in net trading profits or losses. The Company did not have any put or call options outstanding amounts at December 31, 2004 and 2003.
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
      In 2004, the Company entered into 3,300 U.S. Treasury 10-year note futures contracts with a notional value of $330.0 million and a delivery date of March 2005. The Company had 3,000 U.S. Treasury 10-year note futures contracts with a notional value of $300.0 million outstanding at December 31, 2003. The Company sold these contracts in order to hedge certain U.S. government-sponsored entity notes held in its available-for-sale portfolio. The Company’s objective was to offset changes in the fair market value of the U.S. government-sponsored entity notes with changes in the fair market value of the futures contracts, thereby reducing interest rate risk. The Company documented these futures contracts as fair value hedges with the changes in market value of the futures contracts as well as the changes in the market value of the hedged items charged or credited to earnings on a quarterly basis in net gains (losses) on securities transactions. The hedging relationship is assessed to ensure that there is a high correlation between the hedge instruments and hedged items. For the year ending December 31, 2004, the change in the market values resulted in a net loss of $6.1 million which was recorded in net gains (losses) on securities transactions compared to the $553,000 loss recorded for the

MIDWEST BANC HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
year ended December 31, 2003. The table below summarizes the net gains (losses) on securities transactions for the periods shown.

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
      In 2004, the Company entered into spread lock swap agreements with a notional value of $280.0 million, determination date of March 31, 2005, and spread lock strike of 0.41%. The Company entered into this contract in order to minimize earnings volatility associated with spread widening of the hedged U.S. government-sponsored entity notes through the first quarter of 2005. These are stand-alone derivatives that are carried at their estimated fair value with the corresponding gain or loss recorded in net trading profits or losses. The Company has terminated these agreements in January 2005 at a loss of $449,000.

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