Form 10-Q
period 2005-06-30
MIDWEST BANC HOLDINGS INC
filed 2005-07-27
CIK 1051379

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2005
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
          Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☑ No ☐
          Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 26, 2005
Common, par value $.01	18,322,219

MIDWEST BANC HOLDINGS, INC.
Form 10-Q

Page Number
PART I

Item 1. Financial Statements	1

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	18

Item 3. Quantitative and Qualitative Disclosures About Market Risk	40

Item 4. Controls and Procedures	41

PART II

Item 1. Legal Proceedings	45

Item 2. Unregistered Sale of Equity Securities and Use of Proceeds	45

Item 3. Defaults upon Senior Securities	45

Item 4. Submission of Matters to a Vote of Security Holders	45

Item 5. Other Information	46

Item 6. Exhibits	46

Form 10-Q Signature Page	48
Amendment to Stock Purchase Agreement
Amended and Restated Certificate of Incorporation
Rule 13a-14(a) Certification of Principal Executive Officer
Rule 13a-14(a) Certification of Principal Financial Officer
Certification Pursuant to Section 906

i

MIDWEST BANC HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS (Unaudited)
(In thousands)

	June 30,	December 31,
	2005	2004
ASSETS
Cash	$44,902	$49,245
Federal funds sold and other short-term investments	9,294	169,779

Total cash and cash equivalents	54,196	219,024
Securities available-for-sale, at fair value	443,233	437,050
Securities held-to-maturity, at amortized cost (fair value: $74,087 at June 30, 2005 and $89,010 at December 31, 2004)	75,012	88,958
Federal Reserve and Federal Home Loan Bank stock, at cost	13,974	13,830
Loans	1,219,026	1,097,992
Allowance for loan losses	(17,419)	(16,217)

Net loans	1,201,607	1,081,775
Cash surrender value of life insurance	44,117	43,229
Premises and equipment, net	22,700	23,515
Other real estate	11,399	8,064
Core deposit and other intangibles, net	2,002	2,217
Goodwill	891	891
Due from broker	324,043	—
Assets held for sale	282,495	274,023
Other assets	50,494	44,237

Total assets	$2,526,163	$2,236,813

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Deposits
Non-interest-bearing	$157,055	$162,610
Interest-bearing	1,345,153	1,339,036

Total deposits	1,502,208	1,501,646
Federal funds purchased	73,000	—
Securities sold under agreements to repurchase	202,647	146,885
Advances from the Federal Home Loan Bank	150,000	118,079
Junior subordinated debt owed to unconsolidated trusts	55,672	55,672
Due to broker	116,419	—
Liabilities held for sale	255,728	250,456
Other liabilities	30,390	26,652

Total liabilities	2,386,064	2,099,390

Commitments and contingencies (see note 13)
Stockholders’ Equity
Preferred stock, $.01 par value, 1,000,000 shares authorized; none issued	—	—
Common stock, $.01 par value, 32,000,000 shares authorized; 18,668,140 issued	187	187
Additional paid-in capital	66,114	65,781
Retained earnings	79,182	95,829
Unearned stock-based compensation	(2,605)	(2,642)
Accumulated other comprehensive loss	(1,676)	(16,457)
Treasury stock, at cost (345,921 shares at June 30, 2005 and 586,413 shares at December 31, 2004)	(1,103)	(5,275)

Total stockholders’ equity	140,099	137,423

Total liabilities and stockholders’ equity	$2,526,163	$2,236,813

See accompanying notes to unaudited consolidated financial statements.

MIDWEST BANC HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
(In thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
Interest Income
Loans	$18,897	$14,250	$36,139	$28,720
Securities
Taxable	7,349	6,293	14,063	13,564
Exempt from federal income taxes	145	130	239	371
Trading securities	124	318	190	318
Dividend income from Federal Reserve and Federal Home Loan Bank stock	192	278	387	574
Federal funds sold and other short-term investments	24	468	245	908

Total interest income	26,731	21,737	51,263	44,455
Interest Expense
Deposits	8,323	6,522	16,076	12,964
Federal funds purchased	236	1	287	1
Securities sold under agreements to repurchase	1,529	1,011	2,593	2,091
Advances from the Federal Home Loan Bank	1,594	2,065	3,026	4,131
Junior subordinated debt owed to unconsolidated trusts	979	859	1,964	1,712
Note payable	—	—	9	21

Total interest expense	12,661	10,458	23,955	20,920

Net interest income	14,070	11,279	27,308	23,535
Provision for loan losses	813	600	1,627	1,200

Net interest income after provision for loan losses	13,257	10,679	25,681	22,335
Noninterest Income
Customer service fees	1,305	1,369	2,531	2,643
Net gains (losses) on securities transactions	(17,184)	(978)	(17,440)	1,870
Net trading gains (losses)	118	952	131	(913)
Gains on sales of loans	76	169	138	330
Insurance and brokerage commissions	381	326	766	708
Trust	77	84	144	162
Increase in cash surrender value of life insurance	542	234	888	679
Other	259	180	497	369

Total noninterest income	(14,426)	2,336	(12,345)	5,848
Noninterest Expenses
Salaries and employee benefits	6,846	5,743	13,357	11,404
Occupancy and equipment	1,538	1,455	3,015	2,920
Professional services	1,188	1,033	2,339	1,863
Loss on extinguishment of debt	13,125	—	13,125	—
Other	4,973	1,819	6,550	3,563

Total noninterest expenses	27,670	10,050	38,386	19,750

Income (loss) before income taxes and discontinued operations	(28,839)	2,965	(25,050)	8,433
Provision for income taxes	(11,690)	557	(10,878)	1,855

Income (loss) from continuing operations	(17,149)	2,408	(14,172)	6,578

Discontinued Operations
Income from discontinued operations before income taxes	1,050	1,062	2,682	1,907
Provision for income taxes	251	286	778	476

Income from discontinued operations	799	776	1,904	1,431

Net Income (Loss)	$(16,350)	$3,184	$(12,268)	$8,009

Basic earnings per share from continuing operations	$(0.94)	$0.14	$(0.78)	$0.37

Basic earnings per share from discontinued operations	$0.04	$0.04	$0.11	$0.08

Basic earnings per share	$(0.90)	$0.18	$(0.67)	$0.45

Diluted earnings per share from continuing operations	$(0.94)	$0.13	$(0.78)	$0.36

Diluted earnings per share from discontinued operations	$0.04	$0.04	$0.11	$0.08

Diluted earnings per share	$(0.90)	$0.17	$(0.67)	$0.44

Cash dividends declared per common share	$0.12	$0.12	$0.24	$0.24

See accompanying notes to unaudited consolidated financial statements.

MIDWEST BANC HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (Unaudited)
For the six months ended June 30, 2005 and 2004
(In thousands, except share and per share data)

					Accumulated
		Additional		Unearned	Other		Total
	Common	Paid-in	Retained	Stock-based	Comprehensive	Treasury	Stockholders’
	Stock	Capital	Earnings	Compensation	Loss	Stock	Equity
Balance, January 1, 2004	$187	$64,330	$102,041	$—	$(15,824)	$(7,653)	$143,081
Cash dividends declared ($0.24 per share)	—	—	(4,292)	—	—	—	(4,292)
Issuance of common stock upon exercise of 35,626 stock options, inclusive of tax benefit	—	150	—	—	—	344	494
Comprehensive income
Net income	—	—	8,009	—	—	—	8,009
Net decrease in fair value of securities classified as available- for-sale, net of income taxes and reclassification adjustments	—	—	—	—	(7,326)	—	(7,326)

Total comprehensive income							683

Balance, June 30, 2004	$187	$64,480	$105,758	$—	$(23,150)	$(7,309)	$139,966

Balance, January 1, 2005	$187	$65,781	$95,829	$(2,642)	$(16,457)	$(5,275)	$137,423
Cash dividends declared ($0.24 per share)	—	—	(4,379)	—	—	—	(4,379)
Issuance of common stock upon exercise of 360,492 stock options, inclusive of tax benefit	—	196	—	—	—	4,011	4,207
Issuance of 15,000 shares of restricted stock	—	137	—	—	—	161	298
Stock-based compensation	—	—	—	37	—	—	37
Comprehensive income
Net loss	—	—	(12,268)	—	—	—	(12,268)
Net increase in fair value of securities classified as available- for-sale, net of income taxes and reclassification adjustments	—	—	—	—	14,781	—	14,781

Total comprehensive income							2,513

Balance, June 30, 2005	$187	$66,114	$79,182	$(2,605)	$(1,676)	$(1,103)	$140,099

See accompanying notes to unaudited consolidated financial statements.

MIDWEST BANC HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
For the Six Months Ended June 30, 2005 and 2004
(In thousands)

	2005	2004
Cash flows from continuing operating activities
Net income from continuing operations	$(14,172)	$6,578
Adjustments to reconcile net income from continuing operations to net cash provided by continuing operating activities
Depreciation	1,184	1,102
Provision for loan losses	1,627	1,200
Amortization of other intangibles	215	148
Proceeds from sales (purchases) of trading securities, net	131	(3,669)
Amortization of premiums and discounts on securities, net	1,331	1,445
Realized (gain) loss on sale of available-for-sale securities, net	17,440	(1,870)
Net (gain) loss on sales of trading securities	(131)	3,669
Net gain on sales of mortgage loans	(138)	(330)
Net change in real estate loans held for sale	(508)	(419)
Increase in cash surrender value of life insurance	(888)	(679)
Deferred income taxes	(10,092)	144
Gain on sale of other real estate	(64)	—
Amortization of unearned stock based compensation	335	—
Change in other assets	(9,229)	8,679
Change in other liabilities	10,240	(1,787)

Net cash provided by (used in) continuing operating activities	(2,719)	14,211

Cash flows from continuing investing activities
Sales of securities available-for-sale	101,807	388,241
Maturities of securities available-for-sale	218	5,234
Principal payments on securities	23,016	37,599
Purchases of securities available-for-sale	(320,612)	(424,461)
Purchases of securities held-to-maturity	(1,011)	(66,669)
Maturities of securities held-to-maturity	1,475	1,075
Sale of futures contracts	—	(400)
Purchase of mortgage loans	—	(31,215)
Loan originations and principal collections, net	(124,484)	(20,452)
Proceeds from sale of other real estate	400	406
Additions to property and equipment	(369)	(1,761)

Net cash used in continuing investing activities	(319,560)	(112,403)

Cash flows from continuing financing activities
Net increase in deposits	562	6,165
Issuance of junior subordinated debt	20,619	—
Payments of junior subordinated debt	(20,619)	—
Proceeds from borrowings	152,000	—
Repayments on borrowings	(123,500)	(2,000)
Cash dividends paid	(4,338)	(4,291)
Change in federal funds purchased and securities sold under agreements to repurchase	128,762	(186)
Proceeds from issuance of treasury stock under stock option plan	3,965	271

Net cash provided by (used in) continuing financing activities	157,451	(41)

Decrease in cash and cash equivalents from continuing operations	(164,828)	(98,233)

Cash and cash equivalents from continuing operations at beginning of period	219,024	175,263

Cash and cash equivalents from continuing operations at end of period	$54,196	$77,030

See accompanying notes to unaudited consolidated financial statements.

MIDWEST BANC HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(Continued)

	2005	2004
Supplemental disclosures
Cash paid for:
Interest	$23,947	$23,799
Income Taxes	2,338	3,731
See accompanying notes to unaudited consolidated financial statements.

MIDWEST BANC HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1 — BASIS OF PRESENTATION
          The consolidated financial statements of Midwest Banc Holdings, Inc. (the “Company”) included herein are unaudited; however, such statements reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation for the interim periods. The Company entered into a Stock Purchase Agreement on May 31, 2005 to sell Midwest Bank of Western Illinois one of its wholly owned subsidiaries. This pending divestiture is accounted for in the accompanying financial statements as discontinued operations. Please see Note 3 to the notes to the unaudited consolidated financial statements for more details. The financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.
          The annualized results of operations for the three and six months ended June 30, 2005 are not necessarily indicative of the results expected for the full year ending December 31, 2005.
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
          On September 30, 2004, the FASB issued FASB Staff Position (“FSP”) Emerging Issues Task Force (“EITF”) Issue No. 03-1-1 delaying the effective date of paragraphs 10-20 of EITF 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments,” which provides guidance for determining the meaning of the phrase “other-than-temporarily impaired” and its application to certain debt and equity securities within the scope of FASB Statement No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” and investments accounted for under the cost method. The guidance requires that an investment which has declined in value due to credit concerns or solely due to changes in interest rates must be recorded as other-than-temporarily impaired unless the Company can assert and demonstrate its intention to hold the security for a period of time sufficient to allow for a recovery of fair value up to or beyond the cost of the investment, which might mean maturity. In September 2004, the FASB issued the proposed FSP Issue 03-1-a which was intended to provide implementation guidance with respect to all securities analyzed for impairment under paragraphs 10-20 of EITF 03-1. On June 29, 2005, the Financial Accounting Standards Board gave direction that the proposed FSP Issue 03-1-a be issued as final thus nullifying paragraphs 10-18 of EITF 03-1. The measurement, disclosure, and subsequent accounting for debt

MIDWEST BANC HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
securities guidance, as well as the evaluation of whether a cost method investment (as defined in Issue 03-1) is impaired, would remain in effect. Management continues to closely monitor and evaluate how the provisions of EITF 03-1 and proposed FSP Issue 03-1-a will affect the Company.
NOTE 3 — DISCONTINUED OPERATIONS
          On May 31, 2005, the Company entered into a Stock Purchase Agreement with Western Illinois Bancshares, Inc. (“WIB”), pursuant to which WIB will acquire Midwest Bank of Western Illinois, Monmouth, Illinois (“MBWI”), currently one of the Company’s bank subsidiaries. The anticipated directors and officers of WIB include all of MBWI’s current directors, except for one, the Company’s representative who will resign prior to closing.
          The Stock Purchase Agreement provides that the Company will sell all of the issued and outstanding shares of MBWI to WIB for $30,000,000. MBWI will make a dividend distribution to the Company, prior to the sale closing, in an amount equal to the amount, if any, that the tier 1 capital of MBWI immediately prior to the closing, as adjusted as provided in the Stock Purchase Agreement for the change in the value of MBWI’s investment portfolio since March 31, 2005, exceeds $20,000,000.
          The Stock Purchase Agreement also provides that WIB has the option to fund the purchase by requesting the Company to make a $4,995,000, 10-year senior term loan with interest at prime plus 1/2 percent and purchase $5,000,000 of perpetual cumulative preferred stock of WIB or make a $5,000,000, unsecured subordinated loan with an interest rate of 71/2 percent and a term of 10 years.
          The consummation of the sale of MBWI is subject to a number of customary conditions including the receipt of all required regulatory approvals. The sale of MBWI is expected to be completed prior to the end of 2005. In accordance with FASB Statement No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the financial position of MBWI is reflected on the Company’s balance sheets as “assets held for sale” and “liabilities held for sale”, and the results of operations of MBWI are reflected in the Company’s statements of income as “discontinued operations.”

MIDWEST BANC HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The major classes of assets and liabilities for MBWI held for sale were as follows (in thousands):

	(Unaudited)	(Unaudited)
	June 30,	December 31,
	2005	2004
ASSETS HELD FOR SALE:
Cash	$6,554	$6,492
Federal funds sold and other short-term investments	25	17,915
Securities available-for-sale	116,150	94,770
Securities held-to-maturity	630	774
Federal Reserve and Federal Home Loan Bank stock, at cost	2,618	2,561
Loans	137,729	132,408
Allowance for loan losses	(1,649)	(1,744)

Net loans	136,080	130,664
Cash surrender value of life insurance	6,404	6,271
Premises and equipment, net	3,835	4,006
Other real estate	155	160
Goodwill	3,469	3,469
Other assets	6,575	6,941

Total assets held for sale	$282,495	$274,023

LIABILITIES HELD FOR SALE:
Liabilities
Deposits
Non-interest-bearing	$10,410	$14,385
Interest-bearing	162,531	166,390

Total deposits	172,941	180,775
Federal funds purchased	2,775	—
Securities sold under agreements to repurchase	61,674	51,516
Advances from the Federal Home Loan Bank	15,469	15,549
Other liabilities	2,869	2,616

Total liabilities	$255,728	$250,456

     The results of operations for MBWI were as follows (in thousands):

	(Unaudited)		(Unaudited)
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
Interest income	$3,553	$3,267	$6,747	$6,642
Interest expense	1,474	1,457	2,785	2,921

Net interest income	2,079	1,810	3,962	3,721

Provision for loan losses	100	156	(283)	312

Net interest income after provision for loan losses	1,979	1,654	4,245	3,409

Noninterest income	484	793	1,322	1,223
Noninterest expense	1,413	1,385	2,885	2,725

Income before income taxes	1,050	1,062	2,682	1,907
Provision for income taxes	251	286	778	476

Income from discontinued operations	$799	$776	$1,904	$1,431

MIDWEST BANC HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
NOTE 4 – COMPREHENSIVE INCOME
Total comprehensive income was as follows for the following periods:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
Net income (loss) from continuing operations	$(17,149)	$2,408	$(14,172)	$6,578
Net income from discontinued operations	799	776	1,904	1,431

Net income (loss)	(16,350)	3,184	(12,268)	8,009
Net increase (decrease) in fair value of securities classified as available-for-sale, net of income taxes	21,577	(4,478)	14,781	(7,326)

Total comprehensive income (loss)	$5,227	$1,294	$2,513	$683

NOTE 5 – SECURITIES
     The following tables set forth the composition of the Company’s securities portfolio by major category as of June 30, 2005 and December 31, 2004.

	June 30, 2005
	Held-to-Maturity		Available-for-Sale		Total
	Amortized	Fair	Amortized		Amortized		% of
	Cost	Value	Cost	Fair Value	Cost	Fair Value	Portfolio
				(In thousands)
Obligations of states and political subdivisions	$8,316	$8,453	$15,610	$15,764	$23,926	$24,217	4.61%
Mortgage-backed securities	66,696	66,354	353,909	353,405	420,605	419,759	81.01
Equity securities	—	—	63,574	63,156	63,574	63,156	12.25
Other bonds	—	—	11,064	10,908	11,064	10,908	2.13

Total	$75,012	$74,807	$444,157	$443,233	$519,169	$518,040	100.00%

	December 31, 2004
	Held-to-Maturity		Available-for-Sale		Total
	Amortized	Fair	Amortized		Amortized		% of
	Cost	Value	Cost	Fair Value	Cost	Fair Value	Portfolio
	(In thousands)
U.S. Treasury and obligations of U.S. government-sponsored entities	$—	$—	$334,870	$311,144	$334,870	$311,144	60.81%
Obligations of states and political subdivisions	8,799	9,043	320	320	9,119	9,363	1.66
Mortgage-backed securities	80,159	79,967	34,455	33,844	114,614	113,811	20.82
Equity securities	—	—	80,924	81,089	80,924	81,089	14.70
Other bonds	—	—	11,074	10,653	11,074	10,653	2.01

Total	$88,958	$89,010	$461,643	$437,050	$550,601	$526,060	100.00%

MIDWEST BANC HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
     The following is a summary of the fair value of securities held-to-maturity and available-for-sale with unrealized losses and an aging of those unrealized losses:

	June 30, 2005
	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
			(In thousands)
Securities available-for-sale:
Mortgage-backed securities:
U.S. government agencies (1)	$289	$(1)	$576	$(4)	$865	$(5)
U.S. government-sponsored entities (2)	110,452	(412)	26,236	(595)	136,688	(1,007)
Equity securities (3)	59,381	(356)	3,015	(69)	62,396	(425)
Corporate and other debt securities	—	—	10,908	(156)	10,908	(156)

Total available-for-sale	$170,122	$(769)	$40,735	$(824)	$210,857	$(1,593)

Securities held-to-maturity:
Mortgage-backed securities:
U.S. government-sponsored entities (2)	$4,970	$(24)	$34,406	$(490)	$39,376	$(514)

Total held-to-maturity	$4,970	$(24)	$34,406	$(490)	$39,376	$(514)

Total temporarily impaired securities	$175,092	$(793)	$75,141	$(1,314)	$250,233	$(2107)

(1)	Includes obligations of the Government National Mortgage Association (GNMA).

(2)	Includes obligations of the Federal Home Loan Mortgage Corporation (FHLMC) and Federal National Mortgage Association (FNMA).

(3)	Includes issues from government-sponsored entities (FNMA and FHLMC).

MIDWEST BANC HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
     Management does not believe any individual unrealized loss as of June 30, 2005 represents other-than-temporary impairment.
•	The unrealized loss for U.S. government-sponsored entities mortgage-backed securities relate primarily to debt securities issued by FNMA and FHLMC; each security has a stated maturity date. FNMA is rated Aa3, AA- and A+ by Moody’s, S&P and Fitch, respectively. FHLMC is rated Aa3 and AA- by Moody’s and Fitch, respectively. The mortgage-backed securities are notes with a weighted average maturity of approximately 27 years and a weighted average interest rate of 5.03%.

•	The unrealized losses on corporate and other debt securities relate to securities which were rated A- or better by either Moody’s or S&P. These debt securities have a weighted average maturity of approximately 8 1/2 years and a weighted average interest rate of 4.73%.

•	The unrealized loss on equity securities relates to preferred stocks issued by FNMA and FHLMC with an average dividend rate of 5.67%.
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
NOTE 6 – LOANS
     The following table sets forth the composition of the Company’s loan portfolio as of the indicated dates.

	June 30,		December 31,
	2005		2004
		Loan		Loan
		Category		Category
		to Gross		to Gross
	Amount	Loans	Amount	Loans
	(Dollars in thousands)
Commercial	$186,897	15.3%	$184,558	16.8%
Construction	303,878	24.9	270,836	24.7
Commercial real estate	471,075	38.6	411,535	37.5
Consumer
Home equity	109,501	9.0	100,322	9.1
Other consumer	4,293	0.4	4,377	0.4

Total consumer	113,794	9.4	104,669	9.5
Residential mortgage	143,996	11.8	126,740	11.5

Total loans, gross	1,219,640	100.0%	1,098,368	100.0%
Net deferred fees	(614)		(376)

Total loans	$1,219,026		$1,097,992

Included in residential mortgage are $1.2 million and $693,000 of loans held for sale at June 30, 2005 and December 31, 2004, respectively.

MIDWEST BANC HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
NOTE 7 – ALLOWANCE FOR LOAN LOSSES
          Following is a summary of changes in the allowance for loan losses for the six months ended June 30:

	2005	2004
	(In thousands)
Balance, January 1	$16,217	$14,459
Provision charged to expense	1,627	1,200
Loans charged off	(687)	(1,043)
Recoveries	262	117

Balance, June 30	$17,419	$14,733

NOTE 8 – GOODWILL AND INTANGIBLES
     The following table presents the amortization of intangible assets (in thousands):

	June 30, 2005		December 31, 2004
	Gross Carrying	Accumulated	Gross Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
Amortized intangible assets:
Core deposit and other intangibles	$3,130	$(1,128)	$3,130	$(913)

Aggregate intangible amortization expense:
For the three months ending June 30, 2005	$107
For the six months ending June 30, 2005	$215

Estimated intangible amortization expense:
For the year ending December 31, 2005	$429
For the year ending December 31, 2006	373
For the year ending December 31, 2007	354
For the year ending December 31, 2008	354
For the year ending December 31, 2009	354
     The following table presents the changes in the carrying amount of goodwill and other intangibles during the six months ended June 30, 2005 (in thousands):

	June 30, 2005
		Core Deposit
		and Other
	Goodwill	Intangibles
Balance at beginning of period	$891	$2,217
Amortization	—	(215)

Balance at end of period	$891	$2,002

MIDWEST BANC HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
NOTE 9 – EARNINGS PER SHARE
     For purposes of per share calculations, the Company had 18,322,219 shares of common stock outstanding at June 30, 2005, and 17,896,832 shares of common stock outstanding at June 30, 2004. Basic earnings per share for the three and six months ended June 30, 2005 and 2004 were computed by dividing net income by the weighted average number of shares outstanding during each period. Diluted earnings per share for the three and six months ended June 30, 2005 and 2004 were computed by dividing net income by the weighted average number of shares outstanding during each period, adjusted for the dilutive effect of the outstanding stock options and restricted stock. Computations for basic and diluted earnings per share are provided below.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands, except per share data)	2005	2004	2005	2004
Basic
Income (loss) from continuing operations	$(17,149)	$2,408	$(14,172)	$6,578
Income from discontinued operations	799	776	1,904	1,431

Net income (loss)	$(16,350)	$3,184	$(12,268)	$8,009

Weighted average common shares outstanding	18,245	17,880	18,196	17,873

Basic earnings per share from continuing operations	$(0.94)	$0.14	$(0.78)	$0.37

Basic earnings per share from discontinued operations	$0.04	$0.04	$0.11	$0.08

Basic earnings per share	$(0.90)	$0.18	$(0.67)	$0.45

Diluted
Income (loss) from continuing operations	$(17,148)	$2,408	$(14,172)	$6,578
Income from discontinued operations	798	776	1,904	1,431

Net income (loss)	$(16,350)	$3,184	$(12,268)	$8,009

Weighted average common shares outstanding	18,245	17,880	18,196	17,873
Dilutive effect of stock options	—	447	—	455
Dilutive effect of restricted stock	—	—	—	—

Diluted average common shares	18,245	18,327	18,196	18,328

Diluted earnings per share from continuing operations	$(0.94)	$0.13	$(0.78)	$0.36

Diluted earnings per share from discontinued operations	$0.04	$0.04	$0.11	$0.08

Diluted earnings per share	$(0.90)	$0.17	$(0.67)	$0.44

     Due to the net loss recognized for the three and six months ended June 30, 2005, no dilutive shares from stock options or restricted stock were included in the computation of earnings per share. Had there not been a net loss, the dilutive effect for stock options and restricted stock would have been 220,000 shares and 237,000 for the three and six months ended June 30, 2005, respectively. All outstanding options were included in the computation of diluted earnings per share for the three and six months ended June 30, 2004.

MIDWEST BANC HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
NOTE 10 – STOCK OPTIONS AND COMPENSATION
          During the first six months of 2005, 360,492 options were exercised; of those 279,674 options were exercised by individuals who are no longer with the Company. The total stock options outstanding were 721,286 at June 30, 2005 with exercise prices ranging between $5.42 and $22.03 and expiration dates between 2006 and 2014. No stock options were granted in the six months ended June 30, 2005.
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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands, except per share data)	2005	2004	2005	2004
Net income (loss) from continuing operations as reported	$(17,148)	$2,408	$(14,172)	$6,578
Deduct: stock-based compensation expense determined under fair value base method	94	89	188	178

Pro forma net income (loss) from continuing operations	$(17,242)	$2,319	$(14,360)	$6,400

Basic Earnings Per Share From Continuing Operations As Reported	$(0.94)	$0.14	$(0.78)	$0.37
Pro forma basic earnings per share	(0.95)	0.13	(0.79)	0.36

Diluted Earnings Per Share From Continuing Operations As Reported	$(0.94)	$0.13	$(0.78)	$0.36
Pro forma diluted earnings per share	(0.95)	0.13	(0.79)	0.35
     The pro forma compensation costs presented in this and prior filings for the Company have been calculated using a Black-Scholes option pricing model and may not be indicative of amounts which should be expected in future periods.

MIDWEST BANC HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
NOTE 11 –TRUST PREFERRED SECURITIES
          The Company has formed four statutory trusts between October 2002 and June 2005 to issue $54.0 million in floating rate trust preferred securities. The four floating rate offerings were pooled private placements exempt from registration under the Securities Act pursuant to Section 4(2) thereunder. The Company has provided a full, irrevocable, and unconditional subordinated guarantee of the obligations of these trusts under the preferred securities. The Company is obligated to fund dividends on these securities before it can pay dividends on its shares of common stock.
          The following table details the four trusts formed by the Company:

				Mandatory	Optional
Issuer	Issue Date	Amount	Rate	Redemption Date	Redemption Date
MBHI Capital Trust II	October 29, 2002	$15,000,000	LIBOR+3.45%	November 7, 2032	November 7, 2007
MBHI Capital Trust III	December 19, 2003	$9,000,000	LIBOR+3.00%	December 30, 2033	December 30, 2008
MBHI Capital Trust IV	December 19, 2003	$10,000,000	LIBOR+2.85%	January 23, 2034	January 23, 2009
MBHI Capital Trust V	June 7, 2005	$20,000,000	LIBOR+1.77%	June 15, 2035	June 15, 2010
NOTE 12 – DERIVATIVE INSTRUMENTS
          The Company enters into interest rate swaps to reduce exposure to changes in interest rates. At June 30, 2004, the Company had various interest rate swap transactions, which resulted in the Company synthetically converting $121.5 million of its FHLB advance fixed rate debt to floating rate debt. The swap transactions required payment of interest by the Company at the one-month LIBOR plus a spread and, in turn, the Company received a fixed rate. The Company has documented these to be fair value hedges that are carried at their estimated fair value with the changes in fair values recorded as a basis adjustment to the hedged items. This fair value hedge and the interest rate swaps were terminated in June 2005.
     Summary information about interest rate swaps at June 30 is as follows:

	2005	2004
	(Dollars in thousands)
Notional amounts	n/a	$121,500
Weighted average fixed rates received	n/a	5.47%
Weighted average variable rates paid	n/a	3.27%
Weighted average maturity	n/a	6.10 years
Fair value	n/a	$(4,251)

MIDWEST BANC HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
          The Company has also bought and sold various put and call options with terms less than 90 days on U.S. Treasury and government-sponsored entity obligations, mortgage-backed securities, and futures contracts. These are stand-alone derivatives that are carried at their estimated fair value with the corresponding gain or loss recorded in net trading profits or losses. The outstanding amounts at June 30 are as follows:

	2005	2004
	(Dollars in thousands)
Notional amounts	$60,000	$50,000
Weighted average maturity	29 Days	92 Days
Fair value	$86	$164
     During the second quarter of 2004, the Company had 2,600 U.S. Treasury 10-year note futures contracts with a notional value of $260.0 million and a delivery date of September 2004. The Company sold these contracts in order to hedge certain U.S. government-sponsored agency notes held in its available-for-sale portfolio. The Company’s objective was to offset changes in the fair market value of the U.S. government-sponsored agency notes with changes in the fair market value of the futures contracts, thereby reducing interest rate risk. The Company had documented these futures contracts as fair value hedges with the changes in market value of the futures contracts as well as the changes in the market value of the hedged items charged or credited to earnings on a quarterly basis in net gains on securities transactions. For the three and six months ending June 30, 2004, the change in the market values resulted in a net loss of $978,000 and $2.4 million, respectively. Gains or losses for fair value hedges occur when changes in the market value of the hedged items are not identical to changes in the market value of hedge instruments during the reporting period. The Company de-designated this hedge as of December 31, 2004. These futures contracts, including an additional 300 contracts acquired during the third quarter of 2004, all of which were stand-alone derivatives, were terminated in January 2005 at a gain of $336,000.
     In the fourth quarter of 2004, the Company entered into spread lock swap agreements with a notional value of $247.0 million, determination date of March 31, 2005, and spread lock strike of 0.41%. The Company entered into these agreements in order to minimize earnings volatility associated with spread widening of the hedged U.S. government-sponsored agency notes through the first quarter of 2005. These were stand-alone derivatives that were carried at their estimated fair value with the corresponding gain or loss recorded in net trading profits or losses. The Company terminated these agreements in January 2005 at a loss of $425,000.

MIDWEST BANC HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
NOTE 13 — OFF-BALANCE-SHEET RISK
     The Company is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet financing needs of customers. Since many commitments to extend credit expire without being used, the amounts below do not necessarily represent future cash commitments. These financial instruments include lines of credit, letters of credit, and commitments to extend credit. These are summarized as follows as of June 30, 2005:

	Amount of Commitment Expiration Per Period
	Within			After
	1 Year	1-3 Years	4-5 Years	5 Years	Total
			(In thousands)
Lines of Credit:
Commercial real estate	$108,854	$87,685	$14,058	$—	$210,597
Consumer real estate	14,938	4,533	7,982	34,096	61,549
Consumer	—	—	—	1,669	1,669
Commercial	78,879	7	475	1,256	80,617
Letters of credit	36,360	5,481	100	—	41,941
Commitments to extend credit	101,240	—	—	—	101,240

Total commitments	$340,271	$97,706	$22,615	$37,021	$497,613

     At June 30, 2005, commitments to extend credit included $21.3 million of fixed rate loan commitments. These commitments are due to expire within 30 to 90 days of issuance and have rates ranging from 4.50% to 8.75%. Substantially all of the unused lines of credit are at adjustable rates of interest. None of the commitments to extend credit reflected above relate to mortgage loans that are held for resale, therefore they are not considered to be derivative financial instruments for accounting purposes.
     The credit risk amounts represent the maximum accounting loss that would be recognized at the reporting date if counterparties failed completely to perform as contracted and any collateral or security proved to be of no value. The Company has experienced little difficulty in accessing collateral when necessary.
NOTE 14 — REGULATORY MATTERS
     The Company and Midwest Bank and Trust Company (“the Bank”) entered into a written agreement with the Federal Reserve Bank of Chicago and Illinois Department of Financial and Professional Regulation on March 15, 2004. Management believes compliance with the written agreement will not have a material effect on the Company’s financial position or results of operations. This agreement required the Company and the Bank take corrective action in the Company’s overall risk management, lending, and credit review practices, including the engagement of third party consultants. Management believes the Company and the Bank are in compliance with this agreement.
     On April 16, 2004, the Company was informed by a letter from the Securities and Exchange Commission that the Commission was conducting an inquiry in connection with the Company’s restatement of its September 30, 2002 financial statements. The Company is cooperating fully with the Commission on this matter.

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     The following discussion and analysis is intended as a review of significant factors affecting the financial condition and results of operations of the Company for the periods indicated. The discussion should be read in conjunction with the unaudited Consolidated Financial Statements and the Notes thereto presented herein. In addition to historical information, the following Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements that involve risks and uncertainties. The Company’s actual results could differ significantly from those anticipated in these forward-looking statements as a result of certain factors discussed in this report. Also, see “Note 14 – Regulatory Matters” to our unaudited consolidated financial statements for a discussion of certain regulatory matters.
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
     The Company’s methodology for determining the allowance for loan losses represents an estimation pursuant to both FASB Statement No. 5, “Accounting for Contingencies,” and FASB Statement No. 114, “Accounting by Creditors for Impairment of a Loan.” The allowance reflects expected losses resulting from analyses developed through specific loss allocations for individual loans and historical loss experience for each loan category. The specific loss allocations are based on regular analyses of all commercial, commercial real estate, and agricultural loans over $300,000 where the internal credit rating is assigned to the substandard, doubtful, or loss classification. These analyses involve a high degree of judgment in estimating the amount of loss associated with specific loans, including estimating the amount and timing of future cash flows and collateral values. The Company’s historical loss experience is updated quarterly. The allowance for loan losses also includes consideration of concentrations and changes in portfolio mix and volume, and other qualitative factors.

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
     A loan is impaired when full payment under the loan terms is not expected. Impairment is evaluated in total for smaller-balance loans of similar nature, such as residential mortgage and consumer loans, and on an individual basis for other loans. A portion of the allowance is allocated to impaired loans.
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
Strategy
     On September 28, 2004, the Board of Directors of the Company named James J. Giancola as President and Chief Executive Officer of the Company. The Company has begun to implement its turnaround strategy. As part of the 2005 corporate plan, the Company has adopted a number of short-term and long-term strategies, including:
•	Recruitment of seasoned commercial lenders, credit analysts, and key risk and operations managers.

•	Diversification of the loan portfolio mix by reducing, as a long term goal, the concentration in commercial real estate lending and expanding commercial, residential mortgage, home equity, and other consumer lending.

•	Modifying the structure and mix of the securities portfolio. The Company’s focus on future investment security purchases is to maintain an adequate level of liquidity and to shorten the duration of its securities portfolio.

•	Expanding its focus on retail banking activities, including traditional and non-deposit investment products, and placing greater emphasis on transactional deposit growth.

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
     The Company plans to continue to implement its growth strategy through selected acquisitions and by adding de novo banking centers in nearby communities where management believes customers would be attracted to a community-banking alternative. Any acquisition the Company pursues will ideally be accretive to net income and diluted earnings per share within a reasonable period of time following consolidation, with cost savings targeted to be realized in the first phase of integration post closing. The Company’s growth strategy of establishing de novo banking centers and selected acquisitions is dependent on many factors, including regulatory approval, that may limit or prohibit such expansion plans.
          On May 31, 2005, the Company entered into a Stock Purchase Agreement with Western Illinois Bancshares, Inc. (“WIB”), pursuant to which WIB will acquire Midwest Bank of Western Illinois, Monmouth, Illinois (“MBWI”), currently one of the Company’s bank subsidiaries. The anticipated directors and officers of WIB include all of MBWI’s current directors, except for one, the Company’s representative who will resign prior to closing.
          The Stock Purchase Agreement provides that the Company will sell all of the issued and outstanding shares of MBWI to WIB for $30,000,000. MBWI will make a dividend distribution to the Company, prior to the sale closing, in an amount equal to the amount, if any, that the tier 1 capital of MBWI immediately prior to the closing, as adjusted as provided in the Stock Purchase Agreement for the change in the value of MBWI’s investment portfolio since March 31, 2005, exceeds $20,000,000.

Results of Operations – Three and Six Months Ended
June 30, 2005 and 2004
          Set forth below are some highlights of second quarter 2005 results compared to the second quarter of 2004. Due to the pending sale of MBWI, the related results of operations are reflected in the Company’s statements of income as “discontinued operations.”
•	Earnings per share from continuing operations:
•	Basic earnings per share from continuing operations for the three months ended June 30, 2005 were $(0.94) compared to $0.14 for the comparable period in 2004.

•	Diluted earnings per share from continuing operations for the three months ended June 30, 2005 were $(0.94) compared to $0.13 for the comparable period in 2004.
•	Consolidated net income from continuing operations for the second quarter of 2005 was $(17.1) million, a $19.6 million decrease when compared to $2.4 million for the second quarter of 2004. This decrease is mainly attributed to the $17.2 million in net losses on securities transactions and the $13.1 million loss on extinguishment of FHLB advances resulting from the balance sheet repositioning.

•	Core net income from continuing operations (defined as net income excluding the balance sheet repositioning and employee severance charges as reconciled below) was $3.5 million for the three months ended June 30, 2005.

•	The return on average assets from continuing operations for the three months ended June 30, 2005 was (2.95)% compared to 0.43% for the similar period in 2004; core return on average assets was 0.60%.

•	The return on average equity from continuing operations for the three months ended June 30, 2005 was (48.38)% compared to 6.88% for the similar period in 2004; core return on average equity was 9.82%.

•	Net interest income increased 24.7% to $14.1 million in the second quarter of 2005 compared to $11.3 million in the second quarter of 2004 as a result of loan growth. The net interest margin was 3.08% for the three months ended June 30, 2005 compared to 3.01% for the similar period of 2004.

•	Interest income on loans increased 32.6% to $18.9 million in the second quarter of 2005 compared to $14.3 million for the comparable period in 2004.

•	The provision for loan losses increased by 35.5% to $813,000 for the second quarter of 2005 compared to $600,000 for the comparable period in 2004.

•	Excluding net losses on securities, noninterest income decreased 16.8% to $2.8 million in the second quarter of 2005 compared to $3.3 million in the second quarter of 2004 reflecting the decrease in trading activity.

•	Noninterest expenses increased to $27.7 million in the second quarter of 2005 compared to $10.1 million in the second quarter of 2004 primarily as a result of the extinguishment of FHLB advances and the write-down of the other real estate owned.
          Set forth below are some highlights of the six months ended June 30, 2005 results compared to the six months ended June 30, 2004.
•	Basic earnings per share from continuing operations for the six months ended June 30, 2005 were $(0.78) compared to $0.37 for the comparable period in 2004.

•	Diluted earnings per share from continuing operations for the six months ended June 30, 2005 were $(0.78) compared to $0.36 for the comparable period in 2004.

•	Consolidated net income from continuing operations for the six months ended June 30, 2005 was $(14.2) million compared to the $6.6 million for the similar period in 2004.

•	Core net income from continuing operations (defined as net income excluding the balance sheet repositioning and employee severance charges as reconciled below) was $6.5 million for the six months ended June 30, 2005.

•	The provision for loan losses increased by 35.6% to $1.6 million for the first half of 2005 compared to $1.2 million for similar period in 2004.

•	The return on average assets from continuing operations for the six months ended June 30, 2005 was (1.25)% compared to 0.58% for the similar period 2004; core return on average assets was 0.57%.

•	The return on average equity from continuing operations for the six months ended June 30, 2005 was (20.16)% compared to 9.28% for the six months ended June 30, 2004; core return on average equity was 9.19%.

•	Net interest income increased 16.0% to $27.3 million in the first half of 2005 compared to $23.5 million in the first half of 2004 as a result of loan growth. The net interest margin for the first half of 2005 was 3.05% compared to 2.70% for similar period in 2004.

•	Interest income on loans increased 25.8% to $36.1 million in the first half of 2005 compared to $28.7 million for the comparable period in 2004.

•	Excluding net gains or losses on securities, noninterest income increased 28.1% to $5.1 million in the first half of 2005 compared to $4.0 million in the first half of 2004.

•	Noninterest expenses increased 94.4% to $38.4 million in the first six months of 2005 compared to $19.8 million in comparable period of 2004.
     Core net income is net income excluding the balance sheet repositioning and severance charges. The following table reconciles reported net income to core net income from continuing operations for the three and six months ended June 30, 2005:

	QTD	YTD
Net loss from continuing operations	$(17,149)	$(14,172)
Loss on U.S. Agency debt securities, net of tax	10,595	10,595
Charge from prepayment of FHLB advances, net of tax	5,886	5,886
Charge from unwinding of swaps, net of tax	2,206	2,206
Write down on other real estate owned, net of tax	1,502	1,502
Charge from redemption of trust preferred securities, net of tax	318	318
Employment severance charges, net of tax	123	123

Core net income from continuing operations	$3,481	$6,458

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

	For the Three Months Ended
	June 30, 2005			June 30, 2004			March 31, 2005
	Average		Average	Average		Average	Average		Average
	Balance	Interest	Rate	Balance	Interest	Rate	Balance	Interest	Rate
	(Dollars in thousands)
Interest-Earning
Assets:
Federal funds sold and other short term investments	$2,883	$24	3.33%	$182,954	$468	1.02%	$42,645	$221	2.07%
Securities:
Taxable(1)	683,823	7,887	4.61	650,860	6,984	4.29	638,409	7,170	4.49
Exempt from federal income Taxes(1)	14,140	223	6.31	11,894	200	6.73	8,481	144	6.79

Total securities	697,963	8,110	4.64	662,754	7,184	4.32	646,890	7,314	4.52
FRB and FHLB stock	13,834	192	5.55	18,334	278	6.07	13,830	195	5.64
Loans:
Commercial loans(1) (3)(4)	178,329	2,890	6.48	162,080	2,205	5.44	185,204	2,705	5.84
Commercial real estate Loans(1) (3)(4)(6)	832,993	13,536	6.50	703,568	10,826	6.15	777,386	12,342	6.35
Agricultural loans(3)(4)	1,465	26	7.10	1,498	22	5.87	1,237	20	6.47
Consumer real estate Loans(3)(4)(6)	169,117	2,452	5.80	89,244	1,201	5.38	157,904	2,185	5.54
Consumer installment Loans(3)(4)	3,793	69	7.28	4,418	82	7.42	3,738	71	7.60

Total loans	1,185,697	18,973	6.40	960,808	14,336	5.96	1,125,469	17,323	6.16

Total interest-earning assets	$1,900,377	$27,299	5.76%	$1,824,850	$22,266	4.88%	$1,828,834	$25,053	5.48%

Interest-Bearing
Liabilities:
Deposits:
Interest-bearing demand deposits	$186,450	$743	1.59%	$186,609	$592	1.27%	$195,529	$727	1.49%
Money-market demand accounts and savings accounts	344,722	1,403	1.63	310,150	1,001	1.29	367,484	1,585	1.73
Time deposits less than $100,000	758,556	5,844	3.08	713,788	4,602	2.58	702,667	4,978	2.83
Time deposits of $100,000 or More	38,547	275	2.85	62,592	327	2.09	69,971	419	2.40
Public funds	9,677	58	2.40	—	—	—	8,000	44	2.20

Total interest-bearing deposits	1,337,952	8,323	2.48	1,273,139	6,522	2.04	1,343,651	7,753	2.32
Borrowings:
Federal funds purchased and repurchase agreements	246,203	1,765	2.87	148,794	1,012	2.72	169,738	1,115	2.63
FHLB advances	118,195	1,594	5.39	216,917	2,065	3.81	118,055	1,432	4.85
Notes payable and other Borrowings	55,672	979	7.03	55,672	859	6.17	56,494	994	7.04

Total borrowings	420,070	4,338	4.12	421,383	3,936	3.72	344,287	3,541	4.12

Total interest-bearing liabilities	$1,758,022	$12,661	2.88%	$1,694,522	$10,458	2.48%	$1,687,938	$11,294	2.68%

Net interest income (tax equivalent)(1) (5)		$14,638	2.88%		$11,808	2.40%		$13,759	2.80%

Net interest margin (tax equivalent)(1)			3.08%			2.59%			3.01%

Net interest income(2) (5)		$14,070			$11,279			$13,238

Net interest margin(2)			2.96%			2.47%			2.90%

(1)	Adjusted for 35% tax rate in 2005 and 2004 and adjusted for the dividends-received deduction where applicable.

(2)	Not adjusted for 35% tax rate in 2005 and 2004 or for the dividends-received deduction.

(3)	Nonaccrual loans are included in the average balance; however, these loans are not earning any interest.

(4)	Includes loan fees which are immaterial.

(5)	The following table reconciles reported net interest income on a tax equivalent basis for the periods presented:

	2Q05	2Q04	1Q05
Net interest income	$14,070	$11,279	$13,238
Tax equivalent adjustment to net interest income	568	529	521

Net interest income, tax equivalent basis	$14,638	$11,808	$13,759

(6)	Includes construction loans.

	For the Six Months Ended
	June 30, 2005			June 30, 2004
	Average		Average	Average		Average
	Balance	Interest	Rate	Balance	Interest	Rate
	(Dollars in thousands)
Interest-Earning
Assets:
Federal funds sold and other short term investments	$22,654	$245	2.16%	$182,250	$908	1.00%
Securities:
Taxable(1)	661,244	15,057	4.55	665,432	14,778	4.44
Exempt from federal income Taxes(1)	11,326	367	6.48	17,196	571	6.64

Total securities	672,570	15,424	4.58	682,628	15,349	4.50
FRB and FHLB stock	13,830	387	5.60	18,407	574	6.24
Loans:
Commercial loans(1) (3)(4)	181,747	5,596	6.16	166,388	4,522	5.44
Commercial real estate Loans(1) (3)(4)	805,343	25,878	6.43	693,994	21,782	6.28
Agricultural loans (3)(4)	1,352	45	6.66	1,205	36	5.98
Consumer real estate Loans(3)(4)	163,541	4,637	5.67	87,307	2,390	5.47
Consumer installment Loans(3)(4)	3,766	140	7.43	4,506	168	7.46

Total loans	1,155,749	36,296	6.28	953,400	28,898	6.06

Total interest-earning assets	$1,864,803	$52,352	5.62%	$1,836,685	$45,729	4.98%

Interest-Bearing
Liabilities:
Deposits:
Interest-bearing demand deposits	$190,965	$1,471	1.54%	$181,444	$1,148	1.27%
Money-market demand accounts and savings accounts	356,040	2,988	1.68	317,664	2,007	1.26
Time deposits less than $100,000	730,766	10,822	2.96	703,399	9,053	2.57
Time deposits of $100,000 or More	54,172	694	2.56	63,945	670	2.10
Public funds	8,843	101	2.28	13,874	86	1.24

Total interest-bearing deposits	1,340,786	16,076	2.40	1,280,326	12,964	2.02
Borrowings:
Federal funds purchased and repurchase agreements	207,261	2,880	2.78	148,383	2,092	2.82
FHLB advances	118,125	3,026	5.12	215,768	4,131	3.83
Notes payable and other Borrowings	56,080	1,973	7.04	56,408	1,733	6.14

Total borrowings	381,466	7,879	4.14	420,559	7,956	3.78

Total interest-bearing Liabilities	$1,722,252	$23,955	2.78%	$1,700,885	$20,920	2.46%

Net interest income (tax equivalent)(1) (5)		$28,397	2.84%		$24,809	2.52%

Net interest margin (tax equivalent)(1)			3.05%			2.70%

Net interest income(2) (5)		$27,308			$23,535

Net interest margin(2)			2.93%			2.56%

(1)	Adjusted for 35% tax rate in 2005 and 2004 and adjusted for the dividends-received deduction where applicable.

(2)	Not adjusted for 35% tax rate in 2005 and 2004 or for the dividends-received deduction.

(3)	Nonaccrual loans are included in the average balance; however, these loans are not earning any interest.

(4)	Includes loan fees which are immaterial.

(5)	The following table reconciles reported net interest income on a tax equivalent basis for the periods presented:

	2Q05	2Q04
Net interest income	$27,308	$23,535
Tax equivalent adjustment to net interest income	1,089	1,274

Net interest income, tax equivalent basis	$28,397	$24,809

(6)	Includes construction loans.

     Net interest income was $14.1 million and $11.3 million during the three months ended June 30, 2005 and 2004, respectively, an increase of 24.7%. For the first six months of 2005 and 2004, net interest income was $27.3 million and $23.5 million, respectively, an increase of 16.0%. Net interest income increased as a result of the increase in the yields on earning assets (mainly loans) being greater than the increase in average rates paid on deposits and borrowings. Evidence of this is the increase in the Company’s net interest margin (tax equivalent net interest income as a percentage of earning assets) to 3.08% and 3.05% for the three and six months ended June 30, 2005, respectively, compared to 2.59% and 2.70% for the comparable respective periods in 2004. The increase in the Company’s net interest margin reflected the Company’s ongoing strategy of increasing its loan portfolio.
     Trends in average earning assets include:
•	Yields on average earning assets increased 88 basis points in the second quarter of 2005 compared to the second quarter of 2004, and average balances increased by $75.5 million. Yields on average earning assets increased 64 basis points in the first six months of 2005 compared to the similar period in 2004, and average balances increased by $28.1 million.

•	Yields on average earning assets increased by 28 basis points during the second quarter of 2005 compared to the first quarter of 2005.

•	Average cash equivalents decreased by $180.0 million compared to the second quarter of 2004 and by $159.6 million compared to the six months ended June 30, 2004, due to more proactive funds management.

•	Yields on average loans increased by 44 basis points while average loans increased by $224.9 million in the quarter ended June 30, 2005 compared to the same period in 2004 and by $60.2 million compared to the first quarter of 2005. Year-to-date yields on loans increased by 22 basis points and averages balances increased by $202.3 million compared to the same period in 2004.

•	Yields on average securities increased 32 basis points and balances increased by $35.2 million in the second quarter of 2005 compared to the similar period in 2004. Yields on average securities increased by 12 basis points compared to the first quarter of 2005. Year-to-date yields on securities increased slightly by 8 basis points while average balances decreased by $10.1 million compared to the same period in 2004.
•	Consistent with its strategy, the Company has changed the mix of its securities portfolio through the sale of U.S. government-sponsored entity notes in the fourth quarter of 2004 and the first half 2005 and the investment in mortgage-backed securities described below.

•	During the first six months of 2005, the Company invested $277.5 million in hybrid adjustable rate mortgage-backed securities with a weighted average yield of 4.85% as well as $60.1 million in 15-year fixed mortgage-backed securities with a weighted average yield of 4.66%. The Company expects these securities to provide added liquidity to fund future loan growth.

     Trends in interest-bearing liabilities include:
•	Yields on interest-bearing liabilities increased by 40 basis points and the average balances increased $63.5 million in the second quarter of 2005 compared to the similar period in 2004. Compared to the first quarter of 2005, yields on interest-bearing liabilities increased by 20 basis points, while balances increased by $70.1 million. Yields on average interest-bearing liabilities increased 32 basis points in the first six months of 2005 compared to similar the similar period in 2004, and average balances increased by $21.4 million.

•	Average interest-bearing deposits increased by $64.8 million while yields increased 44 basis points compared to the similar period of 2004. Most of this increase was in money market and savings accounts and certificates of deposit less than $100,000. Year-to-date yields and balances on interest-bearing deposits increased by 38 basis points and $60.5 million, respectively, compared to the same period in 2004.

•	Average interest-bearing deposits decreased by $5.7 million compared to the prior quarter, and yields increased by 16 basis points.

•	Total average borrowings decreased slightly by $1.3 million while yields increased by 40 basis points. Compared to the prior quarter, average borrowings increased by $75.8 million while average rates remained constant. Year-to-date yields increased by 36 basis points while average balances increase by $39.1 million.

•	During June 2005, the Company prepaid $121.5 million of FHLB advances with an average rate of 5.47%, unwound the interest rate swaps associated with those advances, and replaced them with $150.0 million in new advances with an average rate of 3.48%.

•	The Company also redeemed $20.6 million of its junior subordinated debt at a rate of 10.0% during June 2005 and replaced it with another issuance for the same amount at LIBOR plus 177 basis points, with an initial rate of 5.13%.
Noninterest Income
     Noninterest income, excluding net gains or losses on securities transactions, was $2.8 million for the three months ended June 30, 2005, a decrease of $556,000, or 16.8%, below the comparable period in 2004. For the first half of 2005, noninterest income, excluding net gains or losses on securities transactions, was $5.1 million, an increase of $1.1 million, or 28.1%, above the comparable period in 2004. The noninterest income, excluding net gains on securities transactions, to average assets ratio was 0.47% and 0.45% for the three and six months ended June 30, 2005 compared to 0.59% and 0.35% for the same respective periods in 2004. The change in noninterest income was due to primarily to the following factors:
•	Net trading profits were $118,000 in the second quarter of 2005 compared to $952,000 in the second quarter of 2004. This decrease reflects management’s decision to reduce the level of trading activities and to re-focus the securities portfolio to provide liquidity for loan growth. Similarly, net trading profits were $131,000 for the first half of 2005 compared to net trading losses of $913,000 for the same period in 2004.

•	Insurance and brokerage commissions increased by $55,000 in the three months ended June 30, 2005 compared to the similar period in 2004 and by $58,000 in the six months ended June 30, 2005 compared to the similar period in 2004.

•	Customer service fees decreased by 4.7% and 4.2% in the first three and six months ended June 30, 2005.

•	Gains on sales of loans decreased during the three and six months ended June 30, 2005 by 55.0% or $93,000 and 58.2% or $192,000, respectively, compared to the same periods of 2004, due to a lower level of mortgage refinancing volume and more variable rate mortgages which were retained in the portfolio rather than sold.

•	Increase in the cash surrender value of life insurance increased by $308,000 to $542,000 during the three months ended June 30, 2005 compared to the similar period in 2004 and increased by $209,000 for the first half of 2005 compared to the same period in 2004.

•	Trust income decreased by $7,000 and $18,000 compared to the three and six months ended June 30, 2004, respectively.

•	Net losses on securities transactions increased by $16.2 million to $17.2 million during the second quarter of 2005 compared to the similar period in 2004 as the result of the sale of the U.S. government-sponsored entity notes associated with the balance sheet repositioning. Correspondingly, net losses on securities transactions were $17.4 million for the first half of 2005 compared to net gains of $1.9 million in the comparable period of 2004.
Noninterest Expenses
     Total noninterest expenses increased $17.6 million and $18.6 million, to $27.7 million and $38.4 million during the three and six months ended June 30, 2005 compared to the same respective periods in 2004. The noninterest expenses to average assets ratio was 4.75% and 3.38% for the three and six months ended June 30, 2005 compared to 1.78% and 1.75% for the same periods in 2004. The efficiency ratio was 140.49% and 104.43% for the three and six months ended June 30, 2005 compared to 64.50% and 66.81% for the same respective periods in 2004. The efficiency ratio is equal to noninterest expenses less amortization and other real estate expense divided by the sum of net interest income on a fully tax-equivalent basis plus noninterest income excluding security gains. Excluding the balance sheet repositioning and employee severance charges, the efficiency ratio was 62.91% and 67.81% for the three and six months ended June 30, 2005. The increase in the efficiency ratio was due primarily to the increase in noninterest expense during the quarter.
     Total noninterest expenses increased due to the following factors:
•	Salaries and benefits expense increased by $1.1 million or 19.2% during the second quarter of 2005 compared to the second quarter of 2004 reflecting 18 additions to management. Similarly, salaries and benefits expense increased by $2.0 or 17.1% during the first half of 2005 compared to the first half of 2004.

•	Occupancy expense increased by $83,000 and $95,000 during the three and six months ended June 30, 2005, respectively, compared to the similar periods in 2004.

•	Professional services expense rose $155,000 to $1.2 million and $476,000 to $2.3 million in the three and six months ended June 30, 2005, respectively, compared to the similar periods in 2004 reflecting increases in internal and external audit expense, some of it relating to Sarbanes-Oxley compliance.

•	Marketing expenses were $249,000 and $483,000 higher than in the second quarter and first half of 2004 as a result of increased marketing efforts.

•	As a result of the balance sheet repositioning, a $13.1 million loss on the extinguishment of FHLB advances was recorded; $9.5 million in prepayment penalties and $3.6 million to unwind the interest rate swaps associated with the advances.

•	Reflected in the second quarter noninterest expenses also was the $2.4 million write-down of the townhouse project held in other real estate owned.
Income Taxes
     The Company recorded income tax benefit of $11.7 million and $10.9 million for the three and six months ended June 30, 2005 respectively. In future periods, the Company expects its effective tax rate to be normalized with earnings in the 25 to 27% range.
Financial Condition
     Set forth below are some balance sheet highlights at June 30, 2005 compared to December 31, 2004 and June 30, 2004.
•	Total assets increased 12.9% to $2.5 billion at June 30, 2005 compared to year end.

•	In line with the Company’s objectives, total loans increased 11.0% to $1.2 billion at June 30, 2005 compared to year end 2004 and increased 20.9% from a year ago.

•	The loan to deposit ratio rose to 81.15% from 73.12% at December 31, 2004 and 70.65% at June 30, 2004.

•	Deposits increased modestly by $562,000 to $1.5 billion in the second quarter of 2005 compared to year end and increased by 5.3% compared to June 30, 2004.

•	Due to the pending sale of MBWI, the related assets and liabilities are reflected on the balance sheets as “assets held for sale” and “liabilities held for sale.”
     Set forth below are some asset quality highlights at June 30, 2005 compared to December 31, 2004 and June 30, 2004.
•	Net charge-offs were $425,000 for the six months ended June 30, 2005 compared to $926,000 for the similar period in 2004.

•	The allowance for loan losses was 1.43% of total loans, versus 1.48% at year end and 1.46% at June 30, 2004.

•	The allowance for loan losses increased to 2.63 times nonperforming loans from 1.74 times at year end and 1.23 times at June 30, 2004.

•	Nonaccruing loans were reduced to 0.54% of total loans from 0.85% at year end and 1.19% at June 30, 2004.

•	Nonperforming assets declined to 0.71% of total assets from 0.78% at year end and 0.80% at June 30, 2004.
Loans
     The following table sets forth the composition of the Company’s loan portfolio as of the indicated dates.

	June 30,		December 31,
	2005		2004
		Loan		Loan
		Category		Category
		to Gross		to Gross
	Amount	Loans	Amount	Loans
	(Dollars in thousands)
Commercial	$186,897	15.3%	$184,558	16.8%
Construction	303,878	24.9	270,836	24.7
Commercial real estate	471,075	38.6	411,535	37.5
Consumer
Home equity	109,501	9.0	100,322	9.1
Other consumer	4,293	0.4	4,377	0.4

Total consumer	113,794	9.3	104,669	9.5
Residential mortgage	143,996	11.8	126,740	11.5

Total loans, gross	1,219,640	100.0%	1,098,368	100.0%
Net deferred fees	(614)		(376)

Total loans	$1,219,026		$1,097,992

Included in consumer real estate are $1.2 million and $693,000 of loans held for sale at June 30, 2005 and December 31, 2004, respectively.
     Total loans increased $121.0 million, or 11.0%, to $1.2 billion at June 30, 2005 from December 31, 2004. Set forth below are other highlights of the loan portfolio.
•	Commercial loans increased $2.3 million to $186.9 million as of June 30, 2005 from $184.6 million as of December 31, 2004.

•	Construction loans increased by $33.0 million to $303.9 million as of June 30, 2005 from $270.8 million at December 31, 2004.

•	Commercial real estate loans rose to $471.1 million at June 30, 2005, an increase of 14.5% from December 31, 2004 reflecting the addition of lending personnel to assist in the growth in this primary area of focus.

•	Consumer loans increased $9.1 million, or 8.7%, as of June 30, 2005 compared to December 31, 2004.

•	Residential mortgage loans increased $17.3 million to $144.0 million as of June 30, 2005 from $126.7 million as of December 31, 2004.
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
     Following is a summary of changes in the allowance for loan losses for the six months ended June 30:

	2005	2004
	(In thousands)
Balance, January 1	$16,217	$14,459
Provision charged to operations	1,627	1,200
Loans charged off	(687)	(1,043)
Recoveries	262	117

Balance, June 30	$17,419	$14,733

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
     The Company’s methodology for determining the allowance for loan losses represents an estimation done pursuant to either FASB Statement No. 5, “Accounting for Contingencies,” and FASB Statement No. 114, “Accounting by Creditors for Impairment of a Loan.” The allowance reflects expected losses resulting from analyses developed through specific loss allocations for individual loans and historical loss experience for each loan category. The specific loss allocations are based on regular analyses of all commercial, commercial real estate and agricultural loans over $300,000 where the internal credit rating is assigned to the substandard, doubtful, or loss classification. These analyses involve a high degree of judgment in estimating the amount of loss associated with specific loans, including estimating the amount and timing of future cash flows and collateral values. The Company’s historical loss experience is updated quarterly. The allowance for loan losses also includes consideration of concentrations and changes in portfolio mix and volume, and other qualitative factors.
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

     The Company’s provision for loan losses was $813,000 and $1.6 million for the three and six months ended June 30, 2005, respectively, compared to $600,000 and $1.2 million, respectively, for the similar periods in 2004. The Company had net charged-off loans of $397,000 and $425,000 for the first three and six months of 2005, respectively, compared to net charge-offs of $548,000 and $926,000, respectively, for the same periods in 2004. Asset quality has improved, which is evidenced by the decrease in charged-off, nonaccruing, and classified loans. The following quarter-to-date table, as well as the discussions below, reflects this improvement.

	June 30, 2005				December 31, 2004
	QTD		YTD		QTD		YTD
Net loans charged off to average loans	0.13%		0.07%		0.20%		0.17%
Provision for loan losses to total loans	0.27%		0.27%		0.68%		0.31%
Allowance for loan losses to total loans	1.43%		1.43%		1.48%		1.48%
Allowance to nonaccruing loans	2.63	x	2.63	x	1.74	x	1.74	x
Nonaccrual Loans and Nonperforming Assets
     Nonaccrual loans decreased $2.7 million to $6.6 million at June 30, 2005 from $9.3 million at December 31, 2004. Typically, these loans have adequate collateral protection or personal guaranties to provide a source of repayment to the bank. Nonperforming assets were $18.0 million at June 30, 2005 compared to $17.4 million at December 31, 2004.
     The following table sets forth information on the Company’s nonaccruing loans and other nonperforming assets as of the indicated dates.

	June 30,	December 31,
	2005	2004
	(Dollars in thousands)
Impaired and other loans 90 days past due and accruing	$7	$21
Nonaccrual and impaired loans not accruing	$6,622	$9,296
Other real estate	11,399	8,064

Total nonperforming assets	$18,021	$17,360

Total nonaccruing loans to total Loans	0.54%	0.85%
Total nonperforming assets to total loans and other real estate	1.46	1.57
Total nonperforming assets to total assets	0.71	0.78
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
     The Company’s determination as to the classification of its assets and the amount of its valuation allowances is subject to review by the Banks’ primary regulators in the course of their regulatory examinations, who can order the establishment of additional general or specific loss allowances. Although management believes that adequate specific and general loan loss allowances have been established, actual losses are dependent upon future events and, as such, further additions to the level of specific and general loan loss allowances may become necessary.
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
     The Company’s allowance for loan losses is considered by management to be adequate at June 30, 2005. The following table sets forth information on the Company’s classified loans as of the indicated dates.

	June 30,	December 31,
	2005	2004
	(In thousands)
Special mention	$34,950	$22,535

Substandard	$32,986	$36,797
Doubtful	272	1,472

Total classified	33,258	38,269

Total special mention and classified	$68,208	$60,804

     Total classified loans decreased by $5.0 million or 13.1% during the first half of 2005. The Company’s credit risk administration process has focused on enhanced underwriting standards and proactive resolutions for loan workouts.
     Other real estate owned was $11.4 million at June 30, 2005, an increase of $3.3 million compared to $8.1 million at December 31, 2004. A 102-unit townhouse project represents $7.6 million of the total other real estate owned. Title to the townhouse project was acquired in September 2003, which consisted of 104 units; 3 finished units and 101 lots to be developed. Midwest Bank and Trust Company has engaged an established builder to further develop this project. The builder has upgraded units adding more square footage and amenities to the units being offered for development. In the second quarter of 2005, the Company entered into a bulk sale contract, scheduled to close in the third quarter, for this townhome development. This led to the recognition of a $2.4 million charge to write down the property to its net realizable value.

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
     The following tables set forth the composition of the Company’s securities portfolio by major category as of June 30, 2005.

	June 30, 2005
	Held-to-Maturity		Available-for-Sale		Total
	Amortized	Fair	Amortized		Amortized		% of
	Cost	Value	Cost	Fair Value	Cost	Fair Value	Portfolio
	(In thousands)
Obligations of states and political subdivisions	$8,316	$8,453	$15,610	$15,764	$23,926	$24,217	4.61%
Mortgage-backed securities	66,696	66,354	353,909	353,405	420,605	419,759	81.01
Equity securities	—	—	63,574	63,156	63,574	63,156	12.25
Other bonds	—	—	11,064	10,908	11,064	10,908	2.13

Total	$75,012	$74,807	$444,157	$443,233	$519,169	$518,040	100.00%

     Securities available-for-sale are carried at fair value, with related unrealized net gains or losses, net of deferred income taxes, recorded as an adjustment to equity capital. At June 30, 2005, unrealized losses, net of taxes on securities available-for-sale, were $1.7 million compared to $16.5 million at December 31, 2004. The decrease in net unrealized losses on securities available-for-sale resulted was attributed mainly to the sale of the U.S. government-sponsored entity notes.
     Securities available-for-sale increased to $443.2 million at June 30, 2005 from $437.1 million at December 31, 2004 for the following reasons:
•	The Company has changed the mix of its securities portfolio through the sale of U.S. government-sponsored entity notes in the fourth quarter of 2004 and the first half of 2005 and the investment in mortgage-backed securities to increase liquidity to fund loans as described below. The Company has established a limit on the duration of all purchases to a maximum of 9 years and on the premium paid to a maximum of 1% of the underlying principal (price of $101) for mortgage-backed securities. These limits were set to reduce the prepayment risk in a declining interest rate environment.

•	During the first six months of 2005, the Company invested $277.5 million in 5/1, 7/1, and 10/1 hybrid adjustable rate mortgage-backed securities with a weighted average yield of 4.85% as well as $60.1 million in 15-year fixed mortgage-backed securities with a weighted average yield of 4.66%. The Company expects these securities to provide added liquidity to fund future loan growth. Accordingly, U.S. government and government-sponsored entity mortgage-backed securities increased $319.6 million, from $33.8 million at December 31, 2004 to $353.4 million at June 30, 2005.

•	Equity securities decreased $17.9 million, following the sale of the FNMA Series F perpetual preferred equity securities, from $81.1 million at December 31, 2004 to $63.2 million at June 30, 2005. Equity securities included capital securities of U.S. government-sponsored entities.

•	Obligations of state and political subdivisions increased $15.4 million to $15.8 million at June 30, 2005 from $320,000 at December 31, 2004 reflecting the purchases in the second quarter of 2005.

•	Other bonds increased $255,000 to $10.9 million at June 30, 2005 compared to $10.7 million at December 31, 2004. Other bonds include high grade corporate bonds primarily issued by financial institutions.
     Securities held-to-maturity decreased $13.9 million, or 15.7%, from $89.0 million at December 31, 2004 to $75.0 million at June 30, 2005.
     There were no trading account securities held at June 30, 2005 or December 31, 2004. When acquired, the Company holds trading account securities and derivatives on a short-term basis based on market and liquidity conditions.
     The Company intends to implement strategies to reduce its securities as a percentage of earning assets and provide funding for higher yielding loans. The Company’s focus on future investment securities purchases is to maintain an adequate level of liquidity and to shorten the duration of its securities portfolio.
Other Assets
     The Company’s holdings in bank-owned life insurance (“BOLI”) increased by $888,000 to $44.1 million at June 30, 2005 compared to December 31, 2004 due to the increase in the cash surrender value of the insurance. The BOLI is intended to provide funding for future employee benefit expense.
Deposits and Borrowed Funds
     Total deposits of $1.5 billion at June 30, 2005 represented a slight increase of $562,000 from December 31, 2004. Changes in the Company’s deposit mix are noted below.
•	Noninterest-bearing deposits were $157.1 million at June 30, 2005, approximately $5.6 million lower than the $162.6 million level at December 31, 2004.

•	Over the same period, interest-bearing deposits increased 0.5%, or $6.1 million to $1.3 billion at June 30, 2005 compared to December 31, 2004.

•	Core deposits, which include demand, interest-bearing demand, money market, and savings, decreased $32.8 million to $686.0 million at June 30, 2005 from $718.8 million at December 31, 2004.

•	Certificates of deposit under $100,000 increased $53.7 million from December 31, 2004 to $764.4 million at June 30, 2005.

•	Certificates of deposit over $100,000 and public funds decreased $20.3 million from December 31, 2004 to $51.8 million at June 30, 2005.
The Company’s marketing efforts focus on core deposit account growth in its retail markets, reducing the need to rely on public funds and brokered certificates of deposit. Aggressive marketing of free checking and interest-bearing demand accounts continues. Deposit growth is expected in the future as new customers are added due to new commercial and industrial loans and a commitment to relationship banking.
     Federal Home Loan Bank advances were $150.0 million at June 30, 2005 and $118.1 million, their fair value, at December 31, 2004. The Company had synthetically converted a notional amount of $121.5 million of its FHLB advances from fixed rate debt to floating rate through interest rate swap transactions during 2003. The swap transactions required payment of interest by the Company at the one-month LIBOR rate plus a spread and, in turn, the Company received an interest payment based on a fixed rate. These swap transactions resulted in a $89,000 and $319,000 decrease in interest expense for the three and six months ended June 30, 2005 compared to $679,000 and $1.4 million for the three and six months ended June 30, 2004, respectively. During June 2005, the Company prepaid the $121.5 million FHLB advances, unwound the interest rate swaps associated with those adavances, and replaced them with $150.0 million in new advances. The weighted average rate for these FHLB advances was 3.48% at June 30, 2005, with maturities on such advances of 5 years. Of these $150.0 million in advances, $50.0 million are callable after one year and $100.0 million are callable after two years.
     Borrowed funds at June 30, 2005 and December 31, 2004 are listed below:

	2005	2004
	(In thousands)
Federal funds purchased	$73,000	$—
Securities sold under agreements to repurchase	202,647	146,885
Federal Home Loan Bank advances to bank subsidiary	150,000	118,079
Junior subordinated debt owed to unconsolidated trusts	55,672	55,672

Total	$481,319	$320,636

     The Company has a credit agreement with a correspondent bank, which provides the Company with a revolving line of credit with a maximum availability of $25.0 million. This revolving line of credit matures on April 30, 2006.
     The Company also utilizes securities sold under repurchase agreements as a source of funds. Most local municipalities and some other organizations must have funds insured or collateralized as a matter of their own policies. Repurchase agreements provide a source of funds and do not increase the Company’s reserve requirement. Although the balance of repurchase agreements is subject to variation, particularly seasonal variation, the account relationships represented by these balances are principally local and have been maintained for relatively long periods of time. The Company had $202.6 million in securities sold under repurchase agreements at June 30, 2005 compared to $146.9 million at December 31, 2004. The vast majority of the repurchase agreements are with primary dealers and have maturities of two to twenty months.
Capital Resources
     Stockholders’ equity increased $2.7 million from December 31, 2004 to $140.1 million at June 30, 2005. Total capital to average risk-weighted assets decreased to 12.3% on June 30, 2005 from 14.7% on December 31, 2004.
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
     Each of the Banks was categorized as well capitalized as of June 30, 2005. Management is not aware of any conditions or events since the most recent regulatory notification that would change the Company’s or the Banks’ categories.
     Capital levels and minimum required levels (dollars in thousands):

	At June 30, 2005
			Minimum Required		Minimum Required
	Actual		for Capital Adequacy		to be Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(In thousands)
Total capital to risk-weighted assets

Company	$208,012	12.3%	$135,325	8.0%	n/a	n/a
Midwest Bank and Trust Company	176,024	11.6	120,998	8.0	$151,248	10.0%

Tier I capital to risk-weighted assets

Company	187,754	11.1	67,663	4.0	n/a	n/a
Midwest Bank and Trust Company	158,605	10.5	60,499	4.0	90,749	6.0

Tier I capital to average assets

Company	187,754	8.0	93,396	4.0	n/a	n/a
Midwest Bank and Trust Company	158,605	7.8	81,832	4.0	102,290	5.0

	At December 31, 2004
			Minimum Required		Minimum Required
	Actual		for Capital Adequacy		to be Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(In thousands)
Total capital to risk-weighted assets

Company	$219,343	14.7%	$119,758	8.0%	n/a	n/a
Midwest Bank and Trust Company	189,276	14.3	105,724	8.0	$132,155	10.0%

Tier I capital to risk-weighted assets

Company	198,597	13.3	59,879	4.0	n/a	n/a
Midwest Bank and Trust Company	172,985	13.1	52,862	4.0	79,293	6.0

Tier I capital to average assets

Company	198,597	8.5	93,225	4.0	n/a	n/a
Midwest Bank and Trust Company	172,985	8.5	80,991	4.0	101,239	5.0
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
     Net cash outflows used in continuing operations were $2.7 million for the six months ended June 30, 2005 compared to inflows of $14.2 million for the comparable period in 2004. Net cash outflows used in investing activities were $319.6 million in the first six months of 2005 compared to net cash outflows of $112.4 million for the comparable period in 2004. Cash inflows from financing activities for the six months ended June 30, 2005 were $157.5 million compared to a net outflow of $41,000 in the comparable period during 2004.
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
     Interest received net of interest paid was a principal source of operating cash inflows for the six months ended June 30, 2005 and June 30, 2004, respectively. Management of investing and financing activities and market conditions determines the level and the stability of net interest cash flows. Management’s policy is to mitigate the impact of changes in market interest rates to the extent possible so that balance sheet growth is the principal determinant of growth in net interest cash flows.

ITEM 3 — QUANTITATIVE AND QUALITATIVE DISCLOSURES
ABOUT MARKET RISK
Interest Rate Sensitivity Analysis
     The Company’s overall interest rate sensitivity is demonstrated by net interest income analysis. Net interest income analysis measures the change in net interest income in the event of hypothetical changes in interest rates. This analysis assesses the risk of change in net interest income in the event of sudden and sustained 1.0% to 2.0% increases and a 1% decrease in short-term interest rates. The table below presents the Company’s projected changes in net interest income for the various rate shock levels at June 30, 2005 and December 31, 2004.

	Change in Net Interest Income Over One Year Horizon
	At June 30, 2005		At December 31, 2004		Guidelines
Change in					Maximum
Levels of	Dollar	Percentage	Dollar	Percentage	Percentage
Interest Rates	Change	Change	Change	Change	Change
+200 bp	$2,576	4.97%	$251	0.43%	(15.0)%
+100 bp	1,289	2.49	29	0.05	(15.0)
-100 bp	1,330	2.56	329	0.56	(15.0)
     As shown above, at June 30, 2005, the effect of an immediate 200 basis point increase in interest rates would increase the Company’s net interest income by 4.97%, or $2.6 million. The effect of an immediate 100 basis point reduction in rates would increase the Company’s net interest income by 2.56%, or $1.3 million.
     The change in net interest income over the one year horizon from June 30, 2005 compared to December 31, 2004 can be attributed to changes in core deposit pricing disciplines at our flagship bank at the end of the first six months of 2005. The Company has reduced rates paid on core deposits. These changes more accurately reflect our current pricing strategy for core deposits and our planned actions in an environment of sharply changing rates. Interest bearing assets and liabilities are shocked +/- 100 and + 200 basis points instantaneously, except interest bearing core deposits, where they are modeled to increase 25 basis points in a +100 basis points shock and +50 basis points in a +200 basis point shock. Under a declining rate shock, they have a 25 basis point floor. Core deposits are priced off various internal indices set by management. Management will adjust the indices accordingly, depending on rate movement and market conditions. An analysis of core deposit pricing for the past four years indicates that, for a cumulative 100 basis points increase in rates, the cumulative core deposit rate increases did not exceed 25 basis points, except for the master money market rate which was then priced off the 91-day U.S. Treasury bill rate. The master money market was de-coupled from the 91-day U.S. Treasury bill rate and is now priced off an internal index.
     Changes in the mix of investments and initiatives in growing our 1-4 family residential mortgages, particularly adjustable rate mortgages have also contributed to the improvement in the Company’s interest rate risk profile.
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

ITEM 4 – CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
     As of the end of the period covered by this report, an evaluation was performed under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer of the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 240.13a-15(e)). Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2005 to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms.
Changes in Internal Controls Over Financial Reporting
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

     The Company wishes to caution that the foregoing list of important factors may not be all- inclusive and specifically declines to undertake any obligation to publicly revise any forward-looking statements that have been made to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.
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
Item 3. Defaults Upon Senior Securities
None
Item 4. Submission of Matters to a Vote of Security Holders
The annual meeting of stockholders of the Company was held on May 18, 2005. Three proposals were submitted to a vote of the stockholders as described in the Company’s proxy statement dated April 15, 2005. The following is a brief description of the matters voted upon, as well as the outcome of the vote:
1.	To elect four members to serve on the Company’s Board of Directors for a term of three years and one member to serve for a term of two years. The nominees for the three year-terms were Messrs. James J. Giancola, Gerald F. Hartley, Robert D. Small, and Homer J. Livingston, Jr., and the one nominee for the one-year term was Mr. Barry I. Forrester.

To elect James J. Giancola for a three-year term:
Votes For: 15,645,027
Abstain: 457,774
To elect Gerald F. Hartley for a three-year term:
Votes For: 15,590,485
Abstain: 512,316
To elect Robert D. Small for a three-year term:
Votes For: 15,326,576
Abstain: 776,225
To elect Homer J. Livingston, Jr. for a three-year term:
Votes For: 15,664,714
Abstain: 438,087
To elect Barry I. Forrester for a two-year term:
Votes For: 15,671,220
Abstain: 431,581
2.	To amend and restate the Company’s 1996 Stock Option Plan:
Votes For: 11,473,845
Against: 897,610

Abstain: 173,471
Nonvotes: 3,557,875
3.	To amend the amended and restated certificate of incorporation of the Company:
Votes For: 15,772,554
Against: 170,956
Abstain: 159,291
Nonvotes: -
Item 5. Other Information

             On May  31, 2005, the Company entered into a Stock Purchase Agreement with Western Illinois Bancshares, Inc. (“WIB”), pursuant to which WIB will acquire Midwest Bank of Western Illinois, Monmouth, Illinois (“MBWI”), currently one of the Company's bank subsidiaries. On July 13, 2005, this Stock Purchase Agreement was amended to reflect that WIB has the option to request funding from the Company on or before August 15, 2005 instead of 60 days from the date of this agreement. Attached as Exhibit 2.2 is a copy of this amendment.
Item 6. Exhibits
             The following exhibits are either filed as part of this report or are incorporated herein by reference:

2.2	Amendment to Stock Purchase Agreement between Western Illinois Bancshares, Inc. and Midwest Banc Holdings, Inc.

3.1	Amended and Restated Certificate of Incorporation, as amended.

3.2	Amended and Restated By-laws, filed February 28, 2005 (incorporated by reference to Registrant’s Report on Form 8-K filed February 28, 2005, File No. 001-13735).

4.1	Specimen Common Stock Certificate (incorporated by reference to Registrant’s Registration Statement on Form S-1, Registration No. 333-42827).

4.2	Certain instruments defining the rights of the holders of long-term debt of the Company and certain of its subsidiaries, none of which authorize a total amount of indebtedness in excess of 10% of the total assets of the Company and its subsidiaries on a consolidated basis, have not been filed as Exhibits. The Company hereby agrees to furnish a copy of any of these agreements to the SEC upon request.

*10.1	Midwest Banc Holdings, Inc. Stock and Incentive Plan (incorporated by reference to Registrant’s Proxy Statement filed April 13, 2005, Registration No. 001-13735).

*10.4	Form of Transitional Employment Agreements (incorporated by reference to Registrant’s Registration Statement on Form S-1, Registration No. 333-42827).

10.5	Lease dated as of December 24, 1958, between Western National Bank of Cicero and Midwest Bank and Trust Company, as amended (incorporated by reference to Registrant’s Registration Statement on Form S-1, Registration No. 333-42827).

10.6	Britannica Centre Lease, dated as of May 1, 1994, between Chicago Title and Trust Company, as Trustee under Trust Agreement dated November 2, 1977 and known as Trust No. 1070932 and Midwest Bank & Trust Company (incorporated by reference to Registrant’s Registration Statement on Form S-1, Registration No. 333-42827).

10.7	Lease dated as of March 20, 1996 between Grove Lodge No. 824 Ancient Free and Accepted Masons and Midwest Bank of Hinsdale (incorporated by reference to Registrant’s Registration Statement on Form S-1, Registration No. 333-42827).

10.8	Office Lease, undated, between Grove Lodge No. 824 Ancient Free and Accepted Masons and Midwest Bank of Hinsdale (incorporated by reference to Registrant’s Registration Statement on Form S-1, Registration No. 333-42827).

*10.15	Form of Supplemental Executive Retirement Agreement (incorporated by reference to Registrant’s Form 10-Q for the quarter ended September 30, 2001, File No. 001-13735).

*10.16	Form of Transitional Employment Agreement (Executive Officer Group) (incorporated by reference to Registrant’s Form 10-Q for the quarter ended September 30, 2001, File No. 001-13735).

10.19	Agreement and Plan of Reorganization between the Company and Big Foot Financial Corp. dated as of July 19, 2002 (incorporated by reference to Annex A of the Registrant’s Proxy Statement/Prospectus dated October 23, 2002, Registration Statement No. 333- 100090).

10.21	Lease dated as of April 29, 1976, between Sanfilippo, Joseph C. and Grace Ann and Fairfield Savings and Loan Association, as amended (incorporated by reference to Registrant’s Form 10-K for the year ended December 31, 2003, File No. 001-13735).

10.22	Lease dated as of August 28, 2002 between Glen Oak Plaza and Midwest Bank and Trust Company (incorporated by reference to Registrant’s Form 10-K for the year ended December 31, 2003, File No. 001-13735).

10.24	Loan Agreement as of April 8, 2004, between the Company and LaSalle Bank National Association (incorporated by reference to Registrant’s Form 10-Q for the quarter ended September 30, 2004, File No. 001-13735).

10.25	Employment Agreement as of September 28, 2004 between the Company and the Chief Executive Officer (incorporated by reference to Registrant’s Form 10-Q for the quarter ended September 30, 2004, File No. 001-13735).

10.26	Retirement Agreement as of September 28, 2004 between the Company and retiring Chief Executive Officer (incorporated by reference to Registrant’s Form 10-Q for the quarter ended September 30, 2004, File No. 001-13735).

10.27	Midwest Banc Holdings, Inc. Severance Policy as of June 28, 2005 (incorporated by reference to Registrant’s Form 8-K dated June 28, 2005, File No. 001-13735).

10.28	First amendment to Loan Agreement as of April 8, 2004, between the Company and LaSalle Bank National Association (incorporated by reference to Registrant’s Report Form 8-K, dated April 28, 2005, File No. 001-13735).

31.1	Rule 13a-14(a) Certification of Principal Executive Officer.

31.2	Rule 13a-14(a) Certification of Principal Financial Officer.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, from the Company’s Chief Executive Officer and Chief Financial Officer.

*	Indicates management contracts or compensatory plans or arrangements required to be filed as an exhibit.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: July 26, 2005
MIDWEST BANC HOLDINGS, INC.
(Registrant)

	By:	/s/ James J. Giancola

James J. Giancola,
President and Chief Executive Officer

	By:	/s/ Daniel R. Kadolph

Daniel R. Kadolph,
Senior Vice President and Chief Financial Officer

Exhibit Index

2.2	Amendment to Stock Purchase Agreement between Western Illinois Bancshares, Inc. and Midwest Banc Holdings, Inc.

3.1	Amended and Restated Certificate of Incorporation.

3.2	Amended and Restated By-laws, filed February 28, 2005 (incorporated by reference to Registrant’s Report on Form 8-K filed February 28, 2005, File No. 001-13735).

3.11	Certificate of Amendment of Restated Certificate of Incorporation (incorporated by reference to Registrant’s Form 10-Q for quarter ended June 30, 2002, File No. 001-13735).

4.1	Specimen Common Stock Certificate (incorporated by reference to Registrant’s Registration Statement on Form S-1, Registration No. 333-42827).

4.2	Certain instruments defining the rights of the holders of long-term debt of the Company and certain of its subsidiaries, none of which authorize a total amount of indebtedness in excess of 10% of the total assets of the Company and its subsidiaries on a consolidated basis, have not been filed as Exhibits. The Company hereby agrees to furnish a copy of any of these agreements to the SEC upon request.

*10.1	Midwest Banc Holdings, Inc. Stock and Incentive Plan (incorporated by reference to Registrant’s Proxy Statement filed April 13, 2005, Registration No. 001-13735).

*10.4	Form of Transitional Employment Agreements (incorporated by reference to Registrant’s Registration Statement on Form S-1, Registration No. 333-42827).

10.5	Lease dated as of December 24, 1958, between Western National Bank of Cicero and Midwest Bank and Trust Company, as amended (incorporated by reference to Registrant’s Registration Statement on Form S-1, Registration No. 333-42827).

10.6	Britannica Centre Lease, dated as of May 1, 1994, between Chicago Title and Trust Company, as Trustee under Trust Agreement dated November 2, 1977 and known as Trust No. 1070932 and Midwest Bank & Trust Company (incorporated by reference to Registrant’s Registration Statement on Form S-1, Registration No. 333-42827).

10.7	Lease dated as of March 20, 1996 between Grove Lodge No. 824 Ancient Free and Accepted Masons and Midwest Bank of Hinsdale (incorporated by reference to Registrant’s Registration Statement on Form S-1, Registration No. 333-42827).

10.8	Office Lease, undated, between Grove Lodge No. 824 Ancient Free and Accepted Masons and Midwest Bank of Hinsdale (incorporated by reference to Registrant’s Registration Statement on Form S-1, Registration No. 333-42827).

*10.15	Form of Supplemental Executive Retirement Agreement (incorporated by reference to Registrant’s Form 10-Q for the quarter ended September 30, 2001, File No. 001-13735).

*10.16	Form of Transitional Employment Agreement (Executive Officer Group) (incorporated by reference to Registrant’s Form 10-Q for the quarter ended September 30, 2001, File No. 001-13735).

10.19	Agreement and Plan of Reorganization between the Company and Big Foot Financial Corp. dated as of July 19, 2002 (incorporated by reference to Annex A of the Registrant’s Proxy Statement/Prospectus dated October 23, 2002, Registration Statement No. 333- 100090).

10.21	Lease dated as of April 29, 1976, between Sanfilippo, Joseph C. and Grace Ann and Fairfield Savings and Loan Association, as amended (incorporated by reference to Registrant’s Form 10-K for the year ended December 31, 2003, File No. 001-13735).

10.22	Lease dated as of August 28, 2002 between Glen Oak Plaza and Midwest Bank and Trust Company (incorporated by reference to Registrant’s Form 10-K for the year ended December 31, 2003, File No. 001-13735).

10.24	Loan Agreement as of April 8, 2004, between the Company and LaSalle Bank National Association (incorporated by reference to Registrant’s Form 10-Q for the quarter ended September 30, 2004, File No. 001-13735).

10.25	Employment Agreement as of September 28, 2004 between the Company and the Chief Executive Officer (incorporated by reference to Registrant’s Form 10-Q for the quarter ended September 30, 2004, File No. 001-13735).

10.26	Retirement Agreement as of September 28, 2004 between the Company and retiring Chief Executive Officer (incorporated by reference to Registrant’s Form 10-Q for the quarter ended September 30, 2004, File No. 001-13735).

10.27	Midwest Banc Holdings, Inc. Severance Policy as of June 28, 2005 (incorporated by reference to Registrant’s Form 8-K dated June 28, 2005, File No. 001-13735).

10.28	First amendment to Loan Agreement as of April 8, 2004, between the Company and LaSalle Bank National Association (incorporated by reference to Registrant’s Report Form 8-K dated April 28, 2005, File No. 001-13735).

31.1	Rule 13a-14(a) Certification of Principal Executive Officer.

31.2	Rule 13a-14(a) Certification of Principal Financial Officer.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, from the Company’s Chief Executive Officer and Chief Financial Officer.

*	Indicates management contracts or compensatory plans or arrangements required to be filed as an exhibit.