Form 10-Q
period 2005-09-30
MIDWEST BANC HOLDINGS INC
filed 2005-11-09
CIK 1051379

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2005
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
     Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☑ No ☐
     Indicate by check mark whether the registrant is a shell company ( as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 9, 2005
Common, par value $.01	21,792,829

MIDWEST BANC HOLDINGS, INC.
Form 10-Q

i

MIDWEST BANC HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS (Unaudited)
(In thousands)

	September 30,	December 31,
	2005	2004
ASSETS
Cash	$56,983	$49,245
Federal funds sold and other short-term investments	5,440	169,779

Total cash and cash equivalents	62,423	219,024
Securities available-for-sale, at fair value	684,575	437,050
Securities held-to-maturity, at amortized cost (fair value: $66,000 at September 30, 2005 and $89,010 at December 31, 2004)	66,767	88,958
Federal Reserve and Federal Home Loan Bank stock, at cost	14,558	13,830
Loans	1,277,432	1,097,992
Allowance for loan losses	(17,993)	(16,217)

Net loans	1,259,439	1,081,775
Cash surrender value of life insurance	43,954	43,229
Premises and equipment, net	22,383	23,515
Other real estate	11,154	8,064
Core deposit and other intangibles, net	1,895	2,217
Goodwill	891	891
Assets held for sale	—	274,023
Other assets	57,058	44,237

Total assets	$2,225,097	$2,236,813

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Deposits
Non-interest-bearing	$154,652	$162,610
Interest-bearing	1,378,573	1,339,036

Total deposits	1,533,225	1,501,646
Federal funds purchased	25,000	—
Securities sold under agreements to repurchase	211,583	146,885
Advances from the Federal Home Loan Bank	150,000	118,079
Junior subordinated debt owed to unconsolidated trusts	55,672	55,672
Due to broker	6,852	—
Liabilities held for sale	—	250,456
Other liabilities	27,579	26,652

Total liabilities	2,009,911	2,099,390

Commitments and contingencies (see note 12)

Stockholders’ Equity
Preferred stock, $.01 par value, 1,000,000 shares authorized; none issued	—	—
Common stock, $.01 par value, 32,000,000 shares authorized; 22,118,140 shares issued at September 30, 2005 and 18,668,140 shares issued at December 31, 2004	221	187
Additional paid-in capital	134,549	65,781
Retained earnings	88,088	95,829
Unearned stock-based compensation	(3,281)	(2,642)
Accumulated other comprehensive loss	(3,937)	(16,457)
Treasury stock, at cost (325,311 shares at September 30, 2005 and 586,413 shares at December 31, 2004)	(454)	(5,275)

Total stockholders’ equity	215,186	137,423

Total liabilities and stockholders’ equity	$2,225,097	$2,236,813

See accompanying notes to unaudited consolidated financial statements.

MIDWEST BANC HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
(In thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Interest Income
Loans	$20,825	$14,748	$56,964	$43,468
Securities
Taxable	7,192	7,111	21,255	20,675
Exempt from federal income taxes	340	127	579	498
Trading securities	198	1,242	388	1,560
Dividend income from Federal Reserve and Federal Home Loan Bank stock	183	276	570	850
Federal funds sold and other short-term investments	142	125	387	1,033

Total interest income	28,880	23,629	80,143	68,084
Interest Expense
Deposits	8,521	7,048	24,597	20,012
Federal funds purchased	317	31	604	32
Securities sold under agreements to repurchase	1,404	1,076	3,997	3,167
Advances from the Federal Home Loan Bank	1,340	2,214	4,366	6,345
Junior subordinated debt owed to unconsolidated trusts	875	896	2,839	2,609
Note payable	—	—	9	20

Total interest expense	12,457	11,265	36,412	32,185

Net interest income	16,423	12,364	43,731	35,899
Provision for loan losses	813	400	2,440	1,600

Net interest income after provision for loan losses	15,610	11,964	41,291	34,299
Noninterest Income
Customer service fees	1,335	1,348	3,866	3,991
Net losses on securities transactions	—	(4,991)	(17,440)	(3,121)
Net trading profits	269	937	400	24
Gains on sales of loans	116	106	254	436
Insurance and brokerage commissions	414	324	1,180	1,032
Trust	80	70	224	232
Increase in cash surrender value of life insurance	399	440	1,287	1,119
Life insurance benefit	789	—	789	—
Other	160	197	657	566

Total noninterest income	3,562	(1,569)	(8,783)	4,279
Noninterest Expenses
Salaries and employee benefits	6,889	7,145	20,246	18,549
Occupancy and equipment	1,576	1,513	4,591	4,433
Professional services	1,029	1,365	3,368	3,228
Loss on early extinguishment of debt	—	—	13,125	—
Other	1,783	1,995	8,333	5,558

Total noninterest expenses	11,277	12,018	49,663	31,768

Income (loss) before income taxes and discontinued operations	7,895	(1,623)	(17,155)	6,810
Provision for income taxes	1,982	(1,395)	(8,896)	460

Income (loss) from continuing operations	5,913	(228)	(8,259)	6,350

Discontinued Operations
Income from discontinued operations before income taxes	6,554	84	9,236	1,991
Provision for income taxes	925	(113)	1,703	363

Income from discontinued operations	5,629	197	7,533	1,628

Net Income (Loss)	$11,542	$(31)	$(726)	$7,978

Basic earnings per share from continuing operations	$0.30	$(0.01)	$(0.44)	$0.36

Basic earnings per share from discontinued operations	$0.28	$0.01	$0.40	$0.09

Basic earnings per share	$0.58	$0.00	$(0.04)	$0.45

Diluted earnings per share from continuing operations	$0.29	$(0.01)	$(0.44)	$0.34

Diluted earnings per share from discontinued operations	$0.28	$0.01	$0.39	$0.09

Diluted earnings per share	$0.57	$0.00	$(0.04)	$0.43

Cash dividends declared per common share	$0.12	$0.12	$0.36	$0.36

See accompanying notes to unaudited consolidated financial statements.

MIDWEST BANC HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (Unaudited)
For the nine months ended September 30, 2005 and 2004
(In thousands, except share and per share data)

					Accumulated
		Additional		Unearned	Other		Total
	Common	Paid-in	Retained	Stock-based	Comprehensive	Treasury	Stockholders’
	Stock	Capital	Earnings	Compensation	Loss	Stock	Equity
Balance, January 1, 2004	$187	$64,330	$102,041	$—	$(15,824)	$(7,653)	$143,081

Cash dividends declared ($0.36 per share)	—	—	(6,439)	—	—	—	(6,439)

Issuance of common stock upon exercise of 40,984 stock options, inclusive of tax benefit	—	172	—	—	—	395	567
Comprehensive income
Net income	—	—	7,978	—	—	—	7,978
Net decrease in fair value of securities classified as available-for-sale, net of income taxes and reclassification adjustments	—	—	—	—	(6,502)	—	(6,502)

Total comprehensive income							1,476

Balance, September 30, 2004	$187	$64,502	$103,580	$—	$(22,326)	$(7,258)	$138,685

Balance, January 1, 2005	$187	$65,781	$95,829	$(2,642)	$(16,457)	$(5,275)	$137,423

Cash dividends declared ($0.36 per share)	—	—	(7,015)	—	—	—	(7,015)

Issuance of 3,450,000 shares of common stock, pursuant to a secondary public offering	34	67,901	—	—	—	—	67,935

Issuance of common stock upon exercise of 376,102 stock options, inclusive of tax benefit	—	298	—	—	—	4,146	4,444
Issuance of 63,700 shares of restricted stock, net of forfeiture	—	569	—	(1,244)	—	675	—
Stock-based compensation	—	—	—	605	—	—	605
Comprehensive income
Net loss	—	—	(726)	—	—	—	(726)
Net increase in fair value of securities classified as available-for-sale, net of income taxes and reclassification adjustments	—	—	—	—	12,520	—	12,520

Total comprehensive income							11,794

Balance, September 30, 2005	$221	$134,549	$88,088	$(3,281)	$(3,937)	$(454)	$215,186

See accompanying notes to unaudited consolidated financial statements.

MIDWEST BANC HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
For the Nine Months Ended September 30, 2005 and 2004
(In thousands)

	2005	2004
Cash flows from continuing operating activities
Net income (loss) from continuing operations	$(8,259)	$6,350
Adjustments to reconcile net income from continuing operations to net cash provided by continuing operating activities	1,752	1,665
Depreciation
Provision for loan losses	2,440	1,600
Amortization of other intangibles	322	255
Proceeds from sales (purchases) of trading securities, net	400	24
Amortization of premiums and discounts on securities, net	1,640	1,821
Realized loss on sale of available-for-sale securities, net	17,440	3,121
Net gain on sales of trading securities	(400)	(24)
Net gain on sales of mortgage loans	(254)	(436)
Net change in real estate loans held for sale	(713)	(952)
Increase in cash surrender value of life insurance	(1,287)	(1,119)
Life insurance benefit	(789)	—
Deferred income taxes	(8,886)	(1,271)
Gain on sale of other real estate	(65)	(20)
Amortization of unearned stock based compensation	605	—
Change in other assets	(13,635)	(3,453)
Change in other liabilities	3,546	(5,894)

Net cash provided by (used in) continuing operating activities	(6,143)	13,455

Cash flows from continuing investing activities
Sales of securities available-for-sale	451,864	690,467
Maturities of securities available-for-sale	123,218	5,404
Principal payments on securities	52,590	49,114
Purchases of securities available-for-sale	(848,511)	(910,223)
Purchases of securities held-to-maturity	(1,010)	(66,669)
Maturities of securities held-to-maturity	1,475	1,075
Sale of futures contracts	—	(13,168)
Purchase of mortgage loans	—	(31,316)
Loan originations and principal collections, net	(182,935)	(19,789)
Disposition of subsidiary, net	35,621	—
Proceeds from sale of other real estate	647	614
Life insurance premium	—	(20,000)
Proceeds from life insurance benefit	1,351	—
Additions to property and equipment	(620)	(2,250)

Net cash used in continuing investing activities	(366,310)	(316,741)

Cash flows from continuing financing activities
Net increase in deposits	31,579	54,444
Issuance of junior subordinated debt	20,619	—
Payments of junior subordinated debt	(20,619)	—
Proceeds from borrowings	152,000	—
Repayments on borrowings	(123,500)	(2,000)
Cash dividends paid	(6,528)	(6,435)
Change in federal funds purchased and securities sold under agreements to repurchase	89,698	134,914
Issuance of common stock	68,453	—
Proceeds from issuance of treasury stock under stock option plan	4,150	326

Net cash provided by continuing financing activities	215,852	181,249

Decrease in cash and cash equivalents from continuing operations	(156,601)	(122,037)

Cash and cash equivalents from continuing operations at beginning of period	219,024	175,263

Cash and cash equivalents from continuing operations at end of period	$62,423	$53,226

Supplemental disclosures
Cash paid for:
Interest	$36,521	$31,962
Income Taxes	3,219	3,731
See accompanying notes to unaudited consolidated financial statements.

MIDWEST BANC HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1 — BASIS OF PRESENTATION
     The consolidated financial statements of Midwest Banc Holdings, Inc. (the “Company”) included herein are unaudited; however, such statements reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation for the interim periods. The Company sold Midwest Bank of Western Illinois, one of its wholly owned subsidiaries on September 30, 2005. This divestiture is accounted for in the accompanying financial statements as discontinued operations. Please see Note 3 to the notes to the unaudited consolidated financial statements for more details. The financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.
     The annualized results of operations for the three and nine months ended September 30, 2005 are not necessarily indicative of the results expected for the full year ending December 31, 2005.
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

MIDWEST BANC HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
NOTE 3 — DISCONTINUED OPERATIONS
     On May 31, 2005, the Company entered into a Stock Purchase Agreement with Western Illinois Bancshares, Inc. (“WIB”), pursuant to which WIB acquired Midwest Bank of Western Illinois, Monmouth, Illinois (“MBWI”), formerly one of the Company’s bank subsidiaries.
     The sale of MBWI closed on September 30, 2005. The sale price was $32.0 million. MBWI made a dividend distribution to the Company, prior to the sale closing, in an amount equal to $3.9 million. The Company delivered to WIB the proposed final adjustments pursuant to the Stock Purchase Agreement. If WIB disagrees with the final adjustments, there could be a further adjustment of the sale price and gain. The Company and WIB have until November 23, 2005 to resolve disagreements, if any. The Company does not anticipate any significant changes.
     In accordance with FASB Statement No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“FAS 144”), the assets and liabilities of MBWI were reflected on the Company’s December 31, 2004 balance sheet as “assets held for sale” and “liabilities held for sale,” and the results of operations of MBWI are reflected in the Company’s statements of income for the three and nine months ended September 30, 2005 and 2004 as “discontinued operations.” The gain on the sale of MBWI of $8.7 million and related tax of $1.9 million are included in discontinued operations for the three and nine months ended September 30, 2005.

MIDWEST BANC HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     The major classes of assets and liabilities held for sale were as follows at December 31, 2004 (in thousands):

ASSETS HELD FOR SALE:
Cash	$6,492
Federal funds sold and other short-term investments	17,915
Securities available-for-sale	94,770
Securities held-to-maturity	774
Federal Reserve and Federal Home Loan Bank stock, at cost	2,561
Loans	132,408
Allowance for loan losses	(1,744)

Net loans	130,664
Cash surrender value of life insurance	6,271
Premises and equipment, net	4,006
Other real estate	160
Goodwill and other intangibles	3,469
Other assets	6,941

Total assets held for sale	$274,023

LIABILITIES HELD FOR SALE:
Liabilities
Deposits
Non-interest-bearing	$14,385
Interest-bearing	166,390

Total deposits	180,775
Federal funds purchased	—
Securities sold under agreements to repurchase	51,516
Advances from the Federal Home Loan Bank	15,549
Other liabilities	2,616

Total liabilities held for sale	$250,456

     The results of operations were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Interest income	$3,640	$3,448	$10,386	$10,090
Interest expense	1,642	1,570	4,427	4,491

Net interest income	1,998	1,878	5,959	5,599

Provision for loan losses	100	156	(183)	468

Net interest income after provision for loan losses	1,898	1,722	6,142	5,131

Noninterest income	(2,624)	(219)	(1,301)	1,004
Noninterest expense	1,461	1,419	4,345	4,144

Income before income taxes	(2,187)	84	496	1,991
Provision for income taxes	(935)	(113)	(156)	363

Operating income from discontinued operations	(1,252)	197	652	1,628

Gain on sale of discontinued operations, net of tax	6,881	—	6,881	—

Income from discontinued operations	$5,629	$197	$7,533	$1,628

MIDWEST BANC HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
NOTE 4 — COMPREHENSIVE INCOME
Total comprehensive income was as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Income (loss) from continuing operations	$5,913	$(228)	$(8,259)	$6,350
Income from discontinued operations	5,629	197	7,533	1,628

Net income (loss)	11,542	(31)	(726)	7,978
Net increase (decrease) in fair value of securities classified as available-for-sale, net of income taxes and reclassification adjustments	(2,261)	824	12,520	(6,502)

Total comprehensive income	$9,281	$793	$11,794	$1,476

NOTE 5 — SECURITIES
     The following tables set forth the composition of the Company’s securities portfolio by major category as of September 30, 2005 and December 31, 2004.

	September 30, 2005
	Held-to-Maturity		Available-for-Sale		Total
	Amortized	Fair	Amortized		Amortized		% of
	Cost	Value	Cost	Fair Value	Cost	Fair Value	Portfolio
			(In thousands)
U.S. Treasury and obligations of U.S. government-sponsored entities	$—	$—	$14,930	$14,934	$14,930	$14,934	1.97%
Obligations of states and political subdivisions	8,307	8,391	54,566	54,132	62,873	62,523	8.29
Mortgage-backed securities	58,460	57,609	547,288	541,688	605,748	599,297	79.89
Equity securities	—	—	63,574	63,108	63,574	63,108	8.39
Other bonds	—	—	11,059	10,713	11,059	10,713	1.46

Total	$66,767	$66,000	$691,417	$684,575	$758,184	$750,575	100.00%

	December 31, 2004
	Held-to-Maturity		Available-for-Sale		Total
	Amortized	Fair	Amortized		Amortized		% of
	Cost	Value	Cost	Fair Value	Cost	Fair Value	Portfolio
	(In thousands)
U.S. Treasury and obligations of U.S. government-sponsored entities	$—	$—	$334,870	$311,144	$334,870	$311,144	60.81%
Obligations of states and political subdivisions	8,799	9,043	320	320	9,119	9,363	1.66
Mortgage-backed securities	80,159	79,967	34,455	33,844	114,614	113,811	20.82
Equity securities	—	—	80,924	81,089	80,924	81,089	14.70
Other bonds	—	—	11,074	10,653	11,074	10,653	2.01

Total	$88,958	$89,010	$461,643	$437,050	$550,601	$526,060	100.00%

MIDWEST BANC HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     The following is a summary of the fair value of securities held-to-maturity and available-for-sale with unrealized losses and an aging of those unrealized losses:

	September 30, 2005
	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(In thousands)
Securities available-for-sale:
Obligations of U.S. states and political subdivisions	$34,599	$(471)	$—	$—	$34,599	$(471)
Mortgage-backed securities:
U.S. government agencies (1)	221	(1)	575	(5)	796	(6)
U.S. government-sponsored entities (2)	453,294	(4,895)	23,765	(811)	477,059	(5,706)
Equity securities (3)	63,108	(466)	—	—	63,108	(466)
Corporate and other debt securities	6,796	(138)	3,917	(208)	10,713	(346)

Total available-for-sale	$558,018	$(5,971)	$28,257	$(1,024)	$586,275	$(6,995)

Securities held-to-maturity:
Obligations of U.S. states and political subdivisions	$520	$(1)	$—	$—	$520	$(1)
Mortgage-backed securities:
U.S. government agencies (1)	12,595	(17)	—	—	12,595	(17)
U.S. government-sponsored entities (2)	10,358	(68)	30,263	(780)	40,621	(848)

Total held-to-maturity	$23,473	$(86)	$30,263	$(780)	$53,736	$(866)

Total temporarily impaired securities	$581,491	$(6,057)	$58,520	$(1,804)	$640,011	$(7,861)

(1)	Includes obligations of the Government National Mortgage Association (GNMA).

(2)	Includes obligations of the Federal Home Loan Mortgage Corporation (FHLMC) and Federal National Mortgage Association (FNMA).

(3)	Includes issues from government-sponsored entities (FNMA and FHLMC).
     Management does not believe any individual unrealized loss as of September 30, 2005 identified in the preceding table represents other-than-temporary impairment.
•	The unrealized loss for U.S. government-sponsored entities mortgage-backed securities relate primarily to debt securities issued by FNMA and FHLMC; each security has a stated maturity date. FNMA is rated Aa3, AA- and A+ by Moody’s, S&P and Fitch, respectively. FHLMC is rated Aa3 and AA- by Moody’s and Fitch, respectively. The mortgage-backed securities are notes with a weighted average maturity of approximately 23 1/2 years and a weighted average interest rate of 5.00%.

•	The unrealized losses on corporate and other debt securities relate to securities which were rated A- or better by either Moody’s or S&P. These debt securities have a weighted average maturity of approximately 8 1/2 years and a weighted average interest rate of 4.73%.
     The unrealized losses in the previous table are primarily attributable to changes in interest rates. The Company has both the intent and ability to hold each of the securities shown in the previous table for a time necessary to recover its amortized cost. The unrealized loss on the available-for-sale securities is reflected net of tax in other comprehensive income.

MIDWEST BANC HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
NOTE 6 — LOANS
     The following table sets forth the composition of the Company’s loan portfolio as of the indicated dates.

	September 30,		December 31,
	2005		2004
		% of Gross		% of Gross
	Amount	Loans	Amount	Loans
	(Dollars in thousands)
Commercial	$201,708	15.8%	$184,558	16.8%
Construction	315,857	24.7	270,836	24.7
Commercial real estate	483,023	37.8	411,535	37.5
Consumer
Home equity	113,790	8.9	100,322	9.1
Other consumer	4,472	0.3	4,377	0.4

Total consumer	118,262	9.2	104,699	9.5
Residential mortgage	159,300	12.5	126,740	11.5

Total loans, gross	1,278,150	100.0%	1,098,368	100.0%
Net deferred fees	(718)		(376)

Total loans	$1,277,432		$1,097,992

Included in residential mortgage are $1.4 million and $693,000 of loans held for sale at September 30, 2005 and December 31, 2004, respectively.
NOTE 7 — ALLOWANCE FOR LOAN LOSSES
     Following is a summary of changes in the allowance for loan losses for the nine months ended September 30, 2005 and 2004:

	2005	2004
	(In thousands)
Balance, January 1	$16,217	$14,459
Provision charged to expense	2,440	1,600
Loans charged off	(1,013)	(1,331)
Recoveries	349	219

Balance, September 30	$17,993	$14,947

MIDWEST BANC HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
NOTE 8 — GOODWILL AND INTANGIBLES
     The following table presents the carrying amount and accumulated amortization of intangible assets (in thousands):

	September 30, 2005		December 31, 2004
	Gross Carrying	Accumulated	Gross Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
Amortized intangible assets:
Core deposit and other intangibles	$3,130	$(1,235)	$3,130	$(913)
     The following table presents the amortization and estimated amortization of intangible assets (in thousands):

Aggregate intangible amortization expense:
For the three months ending September 30, 2005	$107
For the nine months ending September 30, 2005	$322

Estimated intangible amortization expense:
For the year ending December 31, 2005	$429
For the year ending December 31, 2006	373
For the year ending December 31, 2007	354
For the year ending December 31, 2008	354
For the year ending December 31, 2009	354
     The following table presents the changes in the carrying amount of goodwill and other intangibles during the nine months ended September 30, 2005 (in thousands):

		Core Deposit
		and Other
	Goodwill	Intangibles
Balance at beginning of period	$891	$2,217
Amortization	—	(322)

Balance at end of period	$891	$1,895

MIDWEST BANC HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
NOTE 9 — EARNINGS PER SHARE
     Basic earnings per share for the three and nine months ended September 30, 2005 and 2004 were computed by dividing net income by the weighted average number of shares outstanding during each period. Diluted earnings per share for the three and nine months ended September 30, 2005 and 2004 were computed by dividing net income by the weighted average number of shares outstanding during each period, adjusted for the dilutive effect of the outstanding stock options and restricted stock. Computations for basic and diluted earnings per share are provided below.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands, except per share data)	2005	2004	2005	2004
Basic
Income (loss) from continuing operations	$5,913	$(228)	$(8,259)	$6,350
Income from discontinued operations	5,629	197	7,533	1,628

Net income (loss)	$11,542	$(31)	$(726)	$7,978

Weighted average common shares outstanding	20,060	17,899	18,824	17,882

Basic earnings per share from continuing operations	$0.30	$(0.01)	$(0.44)	$0.36

Basic earnings per share from discontinued operations	$0.28	$0.01	$0.40	$0.09

Basic earnings per share	$0.58	$0.00	$(0.04)	$0.45

Diluted
Income (loss) from continuing operations	$5,913	$(228)	$(8,259)	$6,350
Income from discontinued operations	5,629	197	7,533	1,628

Net income (loss)	$11,542	$(31)	$(726)	$7,978

Weighted average common shares outstanding	20,060	17,899	18,824	17,882
Dilutive effect of stock options(1)	259	—	—	472
Dilutive effect of restricted stock(1)	35	—	—	—

Diluted average common shares	20,354	17,899	18,824	18,354

Diluted average common shares — continuing operations	20,354	17,899	18,824	18,354

Diluted average common shares — discontinued operations	20,354	18,304	19,104	18,354

Diluted earnings per share from continuing operations	$0.29	$(0.01)	$(0.44)	$0.34

Diluted earnings per share from discontinued operations	$0.28	$0.01	$0.39	$0.09

Diluted earnings per share	$0.57	$0.00	$(0.04)	$0.43

     (1) Due to the net loss recognized for the nine months ended September 30, 2005, no dilutive shares from stock options or restricted stock were included in the computation of earnings per share. Had there not been a net loss, the dilutive effect for stock options and restricted stock would have been 280,000 shares for the nine months ended September 30, 2005.

MIDWEST BANC HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
NOTE 10 — STOCK OPTIONS AND COMPENSATION
     During the first nine months of 2005, 376,102 employee stock options were exercised; of those 365,282 employee stock options were exercised by individuals who are no longer with the Company. On July 1, 2005, 30,500 stock options were granted at the exercise price of $19.43. Total employee stock options outstanding at September 30, 2005 were 736,176 with exercise prices ranging between $5.42 and $22.03 and expiration dates between 2006 and 2015.
     Employee compensation expense for stock options is reported using the intrinsic value method. No stock-based compensation cost is reflected in net income, as all options granted had an exercise price equal to or greater than the market price of the underlying common stock at date of grant. The following table illustrates the effect on net income and earnings per share if expense was measured using the fair value recognition provisions of FASB Statement No. 123, “Accounting for Stock-Based Compensation.”

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands, except per share data)	2005	2004	2005	2004
Income (loss) from continuing operations as reported	$5,913	$(228)	$(8,259)	$6,350
Deduct: stock-based compensation expense determined under fair value based method	94	132	282	264

Pro forma income (loss) from continuing operations	$5,819	$(360)	$(8,541)	$6,086

Basic Earnings Per Share
From continuing operations as reported	$0.30	$(0.01)	$(0.44)	$0.36
Pro forma basic earnings per share	0.29	(0.02)	(0.45)	0.34

Diluted Earnings Per Share
From continuing operations as reported	$0.29	$(0.01)	$(0.44)	$0.34
Pro forma diluted earnings per share	0.29	(0.02)	(0.45)	0.33
     The pro forma compensation costs presented in this and prior filings for the Company have been calculated using a Black-Scholes option pricing model and may not be indicative of amounts which should be expected in future periods.
     During the first nine months of 2005, the Company granted 9,000 and 6,000 shares of restricted stock at a per share fair value of $19.96 and $19.75, respectively, to its newly elected directors; and 49,700 shares of restricted stock were granted to employees at a per share fair value of $19.43 (1,000 of these shares have been forfeited in the third quarter of 2005). During 2004, 150,000 restricted shares were granted to the Chief Executive Officer, with a grant-date per share fair value of $18.71. For the three and nine months ended September 30, 2005, the Company recognized $269,000 and $605,000, respectively, in compensation expense related to the restricted stock grants during 2004 and 2005.

MIDWEST BANC HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
NOTE 11 — DERIVATIVE INSTRUMENTS
     As of September 30, 2005, the Company does not have any outstanding derivatives. In January 2005, the Company terminated U.S. Treasury 10-year note futures contracts with a notional value of $290.0 million at a gain of $336,000. The Company also terminated spread lock swap agreements with a notional value of $247.0 million in January 2005 at a loss of $425,000. The respective gain and loss on the futures contracts and spread lock swap agreements, all of which were stand-alone derivatives, are reflected in net trading profits.
NOTE 12 — OFF-BALANCE-SHEET RISK
     The Company is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet financing needs of customers. Since many commitments to extend credit expire without being used, the amounts below do not necessarily represent future cash commitments. These financial instruments include lines of credit, letters of credit, and commitments to extend credit. These are summarized as follows as of September 30, 2005:

	Amount of Commitment Expiration Per Period
	Within			After
	1 Year	1-3 Years	4-5 Years	5 Years	Total
	(In thousands)
Lines of Credit:
Commercial real estate	$109,078	$90,397	$631	$3	$200,109
Consumer real estate	18,877	5,058	9,268	36,017	69,220
Consumer	—	—	—	1,720	1,720
Commercial	84,030	—	83	1,233	85,346
Letters of credit	37,963	6,790	160	—	44,913
Commitments to extend credit	112,259	—	—	—	112,259

Total commitments	$362,207	$102,245	$10,142	$38,973	$513,567

     At September 30, 2005, commitments to extend credit included $16.5 million of fixed rate loan commitments. These commitments are due to expire within 30 to 90 days of issuance and have rates ranging from 5.99% to 7.00%. Substantially all of the unused lines of credit are at adjustable rates of interest. None of the commitments to extend credit reflected above relate to mortgage loans that are held for resale.
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
Critical Accounting Policies and Estimates
     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. By their nature, changes in these assumptions and estimates could significantly affect the Company’s financial position or results of operations. Actual results could differ from those estimates. Those critical accounting policies that are of particular significance to the Company are discussed in Item 7 of the Company’s 2004 Annual Report on Form 10-K.
Strategy
     On September 28, 2004, the Board of Directors of the Company named James J. Giancola as President and Chief Executive Officer of the Company. The Company has begun to implement its turnaround strategy. As part of the 2005 corporate plan, the Company has adopted and has made progress on a number of short-term and long-term strategies, including:
•	Recruitment of seasoned commercial lenders, credit analysts, and key risk and operations managers.
✓	During the first nine months of 2005, the Company has added five commercial lenders and seven credit analysts. The Company has also hired a manager to its internal audit function as well as an additional staff member. Various other operational positions have been added and filled in deposit operations, retail operations, and information technology.
•	Diversification of the loan portfolio mix by reducing, as a long-term goal, the concentration in commercial real estate lending and expanding commercial, residential mortgage, home equity, and other consumer lending.
✓	Loan portfolio has grown; however, the mix has not materially changed from the year ended December 31, 2004.
•	Modifying the structure and mix of the securities portfolio. The Company’s focus on future investment security purchases is to maintain an adequate level of liquidity and to shorten the duration of its securities portfolio.
✓	The Company has changed the mix of its securities portfolio through its balance sheet repositioning so that the securities portfolio generates increased cash flow to fund loan demand.
•	Expanding its focus on retail banking activities, including traditional and non-deposit investment products, and placing greater emphasis on transactional deposit growth.
✓	The Company added more retail banking center managers and changed the leadership on retail banking activities.

     The Company believes that its continued success is dependent on its ability to provide its customers value-added retail and commercial banking programs and other financial products and services which are delivered by experienced, committed banking professionals operating under the highest standards of customer service and ethics. The growth strategy of the Company is to increase its core banking business, develop its insurance and retail brokerage activities, and expand into new markets as well as to diversify the financial services it offers. The Company’s strategy includes the following objectives and has noted the progress made on these objectives:
•	Reducing earnings volatility and the risk in the securities portfolio by exiting hedge accounting on futures contracts, terminating certain stand-alone derivatives positions, and instituting a pre-purchase pricing discipline.
✓	Hedge accounting on futures contracts was exited on December 31, 2004. These derivatives as well as other positions held at December 31, 2004 were terminated in January 2005. The Company has changed the mix of its securities portfolio through its balance sheet repositioning. The average yields on securities have increased by 32 basis points for the nine months ended September 30, 2005 compared to same period of 2004, while the duration has decreased to 3.4 from 5.0 years.
•	Implementing ongoing risk and credit management processes that provide strong levels of control, minimize risk, and anticipate potential problems.
✓	The Company has filled several risk and credit management positions including internal audit, deposit operations, retail operations, and credit.
•	Developing a growing, well diversified, well priced, and fundamentally sound loan portfolio.
✓	The Company’s loan portfolio has grown by 16.3% from December 31, 2004. Yields on average loans have also increased by 42 basis points for the nine months ended September 30, 2005 compared to the same period of 2004. Nonaccrual loans have decreased compared to December 31, 2004 as well as net charge-offs.
•	Focusing deposit efforts on transaction account growth, especially demand deposit growth.
✓	The Company changed the leadership on retail banking activities and has added seven branch managers; each of the 17 branches of Midwest Bank and Trust Company will have a branch manager before the end of the fourth quarter of 2005. The Company has also implemented an incentive program that encourages cross-selling of traditional and non-deposit investment products and new deposit accounts.
•	Developing additional sources of fee income.
✓	The Company has added managers in sales and cash management as well as seven new financial advisors and five mortgage originators.
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
     On May 31, 2005, the Company entered into a Stock Purchase Agreement with Western Illinois Bancshares, Inc. (“WIB”), pursuant to which WIB acquired Midwest Bank of Western Illinois, Monmouth, Illinois (“MBWI”), formerly one of the Company’s bank subsidiaries.
     The sale of MBWI closed on September 30, 2005. The sale price was $32.0 million. MBWI made a dividend distribution to the Company, prior to the sale closing, in an amount equal to $3.9 million. The Company delivered to WIB the proposed final adjustments pursuant to the Stock Purchase Agreement. If WIB disagrees with the final adjustments, there could be a further adjustment of the sale price and gain. The Company and WIB have until November 23, 2005 to resolve disagreements, if any. The Company does not anticipate any significant changes. The gain on the sale of MBWI of $8.7 million and related tax of $1.9 million are reflected in the income statement in discontinued operations for the three and nine months ended September 30, 2005.
     On August 16, 2005, the Company issued 3,450,000 shares of its common stock at $21.00 in a secondary public offering. This offering, which included 450,000 shares to cover over-allotments, increased equity by $67.9 million.

Results of Operations — Three and Nine Months Ended
September 30, 2005 and 2004
          Set forth below are some highlights of third quarter 2005 results compared to the third quarter of 2004. In accordance with FAS 144, the related results of operations and gain for MBWI are reflected in the Company’s statements of income as “discontinued operations;” they are not reflected below.
•	Earnings per share from continuing operations:
•	Basic earnings per share from continuing operations for the three months ended September 30, 2005 were $0.30 compared to $(0.01) for the comparable period in 2004.

•	Diluted earnings per share from continuing operations for the three months ended September 30, 2005 were $0.29 compared to $(0.01) for the comparable period in 2004.
•	Consolidated income from continuing operations for the third quarter of 2005 was $5.9 million, a $6.1 million increase when compared to a loss of $228,000 for the third quarter of 2004. This increase is mainly attributed to the increase in net interest income and noninterest income. Included in the third quarter of 2004 were net losses on securities transactions of $5.0 million.

•	Core net income from continuing operations (defined as net income excluding the life insurance benefit as reconciled below) was $5.1 million for the three months ended September 30, 2005.

•	The return on average assets from continuing operations for the three months ended September 30, 2005 was 0.98% compared to (0.04)% for the similar period in 2004; core return on average assets was 0.85%.

•	The return on average equity from continuing operations for the three months ended September 30, 2005 was 13.49% compared to (0.64)% for the similar period in 2004; core return on average equity was 11.69%.

•	Net interest income increased 32.8% to $16.4 million in the third quarter of 2005 compared to $12.4 million in the third quarter of 2004 as a result of loan growth and increased loan rates. The net interest margin was 3.53% for the three months ended September 30, 2005 compared to 2.72% for the similar period of 2004.

•	Interest income on loans increased 41.2% to $20.8 million in the third quarter of 2005 compared to $14.7 million for the comparable period in 2004.

•	The provision for loan losses increased by 103.3% to $813,000 for the third quarter of 2005 compared to $400,000 for the comparable period in 2004.

•	Excluding net losses on securities, noninterest income increased 4.1% to $3.6 million in the third quarter of 2005 compared to $3.4 million in the third quarter of 2004 reflecting the decrease in trading activity and the life insurance benefit.

•	Noninterest expenses decreased to $11.3 million in the third quarter of 2005 compared to $12.0 million in the third quarter of 2004.

          Set forth below are some highlights of the nine months ended September 30, 2005 results compared to results for the nine months ended September 30, 2004. In accordance with FAS 144, the related results of operations and gain for MBWI are reflected in the Company’s statements of income as “discontinued operations;” they are not reflected below. The results for the nine months ended September 30, 2005 reflect the balance sheet repositioning charges, severance charges, and write down of other real estate owned.
•	Earnings per share from continuing operations:
•	Basic earnings per share from continuing operations for the nine months ended September 30, 2005 were $(0.44) compared to $0.36 for the comparable period in 2004.

•	Diluted earnings per share from continuing operations for the nine months ended September 30, 2005 were $(0.44) compared to $0.34 for the comparable period in 2004.
•	Consolidated results of operations from continuing operations for the nine months ended September 30, 2005 reflected a loss of $8.3 million compared to income of the $6.4 million for the similar period in 2004.

•	Core income from continuing operations (defined as net income excluding the balance sheet repositioning, employee severance charges, write down of other real estate owned, and life insurance benefit as reconciled below) was $11.6 million for the nine months ended September 30, 2005.

•	The provision for loan losses increased by 52.5% to $2.4 million for the first three quarters of 2005 compared to $1.6 million for similar period in 2004.

•	The return on average assets from continuing operations for the nine months ended September 30, 2005 was a negative 0.48% compared to 0.37% for the similar period 2004; core return on average assets was 0.67%.

•	The return on average equity from continuing operations for the nine months ended September 30, 2005 was a negative 7.24% compared to 5.96% for the nine months ended September 30, 2004; core return on average equity was 10.15%.

•	Net interest income increased 21.8% to $43.7 million in the first three quarters of 2005 compared to $35.9 million in the similar period of 2004 as a result of loan growth and increased loan rates. The net interest margin for the first three quarters of 2005 was 3.21% compared to 2.71% for similar period in 2004.

•	Interest income on loans increased 31.0% to $57.0 million in the first three quarters of 2005 compared to $43.5 million for the comparable period in 2004.

•	Excluding net gains or losses on securities, noninterest income increased 17.0% to $8.7 million in the nine months ended September 30, 2005 compared to $7.4 million in the similar period of 2004.

•	Noninterest expenses increased 56.3% to $49.7 million in the first nine months of 2005 compared to $31.8 million in comparable period of 2004.

          Core net income is net income excluding the balance sheet repositioning charges, severance charges, write down of other real estate owned, and the gain on the sale of MBWI. Management believes that core income from continuing operations is a more useful measure of operating performance since it excludes items that are not recurring in nature. In addition, management believes core income is more reflective of current trends. The following table reconciles reported net income to core net income from continuing operations for the three and nine months ended September 30, 2005:

	QTD	YTD
Income (loss) from continuing operations	$5,913	$(8,259)
Life insurance benefit	(789)	(789)
Loss on U.S. Agency debt securities, net of tax	—	10,595
Charge from prepayment of FHLB advances, net of tax	—	5,886
Charge from unwinding of swaps, net of tax	—	2,206
Write down on other real estate owned, net of tax	—	1,502
Charge from redemption of trust preferred securities, net of tax	—	318
Employment severance charges, net of tax	—	123

Core income from continuing operations	$5,124	$11,582

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

	For the Three Months Ended
	September 30, 2005			September 30, 2004			June 30, 2005
	Average		Average	Average		Average	Average	Average
	Balance	Interest	Rate	Balance	Interest	Rate	Balance	Interest	Rate
				(Dollars in thousands)
Interest-Earning
Assets:
Federal funds sold and other short term investments	$15,252	$142	3.72%	$39,831	$125	1.26%	$2,883	$24	3.33%
Securities:
Taxable(1)	643,561	7,803	4.85	842,631	8,761	4.16	683,823	7,887	4.61
Exempt from federal income taxes(1)	34,432	524	6.09	11,657	196	6.73	14,140	223	6.31

Total securities	677,993	8,327	4.92	854,288	8,957	4.20	697,963	8,110	4.64
FRB and FHLB stock	14,093	183	5.19	13,830	276	7.98	13,834	192	5.55
Loans:
Commercial loans(1) (3)(4)	179,926	3,106	6.91	153,039	2,145	5.61	178,329	2,890	6.48
Commercial real estate loans(1) (3)(4)(6)	854,888	14,876	6.96	706,180	10,950	6.20	832,993	13,536	6.50
Agricultural loans(3)(4)	1,565	29	7.41	1,621	24	5.92	1,465	26	7.10
Consumer real estate loans(3)(4)(6)	190,306	2,823	5.93	124,574	1,627	5.22	169,117	2,452	5.80
Consumer installment loans(3)(4)	3,796	75	7.90	4,400	82	7.45	3,793	69	7.28

Total loans	1,230,481	20,909	6.80	989,814	14,828	6.00	1,185,697	18,973	6.40

Total interest-earning assets	$1,937,819	$29,561	6.12%	$1,897,763	$24,186	5.08%	$1,900,377	$27,299	5.76%

Interest-Bearing
Liabilities:
Deposits:
Interest-bearing demand deposits	$170,647	$355	0.83%	$193,031	$625	1.30%	$186,450	$743	1.59%
Money-market demand accounts and savings accounts	335,347	1,275	1.52	326,866	1,182	1.45	344,722	1,403	1.63
Time deposits less than $100,000	771,113	6,353	3.30	726,964	4,861	2.67	758,556	5,844	3.08
Time deposits of $100,000 or more	44,929	384	3.42	64,665	352	2.18	38,547	275	2.85
Public funds	18,900	154	3.26	4,956	28	2.26	9,677	58	2.40

Total interest-bearing deposits	1,340,936	8,521	2.56	1,316,482	7,048	2.16	1,337,952	8,323	2.48
Borrowings:
Federal funds purchased and repurchase agreements	224,556	1,721	3.07	170,402	1,107	2.60	246,203	1,765	2.87
FHLB advances	150,000	1,340	3.57	211,573	2,214	4.19	118,195	1,594	5.39
Notes payable and other borrowings	55,672	875	6.29	55,672	896	6.44	55,672	979	7.03

Total borrowings	430,228	3,936	3.64	437,647	4,217	3.84	420,070	4,338	4.12

Total interest-bearing liabilities	$1,771,164	$12,457	2.80%	$1,754,129	$11,265	2.56%	$1,758,022	$12,661	2.88%

Net interest income (tax equivalent)(1) (5)		$17,104	3.32%		$12,921	2.52%		$14,638	2.88%

Net interest margin (tax equivalent)(1)			3.53%			2.72%			3.08%

Net interest income(2) (5)		$16,423			$12,364			$14,070

Net interest margin(2)			3.39%			2.61%			2.96%

(1)	Adjusted for 35% tax rate in 2005 and 2004 and adjusted for the dividends-received deduction where applicable.

(2)	Not adjusted for 35% tax rate in 2005 and 2004 or for the dividends-received deduction.

(3)	Nonaccrual loans are included in the average balance; however, these loans are not earning any interest.

(4)	Includes loan fees which are immaterial.

(5)	The following table reconciles reported net interest income on a tax equivalent basis for the periods presented:

	3Q05	3Q04	2Q05
Net interest income	$16,423	$12,364	$14,070
Tax equivalent adjustment to net interest income	681	557	568

Net interest income, tax equivalent basis	$17,104	$12,921	$14,638

(6) Includes construction loans.

	For the Nine Months Ended
	September 30, 2005			September 30, 2004
	Average		Average	Average		Average
	Balance	Interest	Rate	Balance	Interest	Rate
	(Dollars in thousands)
Interest-Earning
Assets:
Federal funds sold and other short term investments	$20,159	$387	2.56%	$136,416	$1,033	1.01%
Securities:
Taxable(1)	655,284	22,860	4.65	724,930	23,539	4.33
Exempt from federal income taxes(1)	19,113	891	6.22	15,336	766	6.66

Total securities	674,397	23,751	4.70	740,266	24,305	4.38
FRB and FHLB stock	13,919	570	5.46	16,870	850	6.72
Loans:
Commercial loans(1) (3)(4)	181,133	8,701	6.40	161,905	6,667	5.49
Commercial real estate loans(1) (3)(4)(6)	822,040	40,754	6.61	698,086	32,733	6.25
Agricultural loans(3)(4)	1,424	75	7.02	1,345	60	5.95
Consumer real estate loans(3)(4)(6)	172,561	7,460	5.76	99,820	4,018	5.37
Consumer installment loans(3)(4)	3,776	215	7.59	4,470	249	7.43

Total loans	1,180,934	57,205	6.46	965,626	43,727	6.04

Total interest-earning assets	$1,889,409	$81,913	5.78%	$1,859,178	$69,915	5.01%

Interest-Bearing
Liabilities:
Deposits:
Interest-bearing demand deposits	$184,117	$1,825	1.32%	$185,335	$1,773	1.28%
Money-market demand accounts and savings accounts	349,067	4,263	1.63	320,753	3,188	1.33
Time deposits less than $100,000	744,363	17,175	3.08	711,311	13,914	2.61
Time deposits of $100,000 or more	51,057	1,078	2.82	64,187	1,022	2.12
Public funds	12,232	256	2.79	10,880	115	1.41

Total interest-bearing deposits	1,340,836	24,597	2.45	1,292,466	20,012	2.06
Borrowings:
Federal funds purchased and repurchase agreements	213,089	4,601	2.88	155,776	3,199	2.74
FHLB advances	128,867	4,366	4.52	214,360	6,345	3.95
Notes payable and other borrowings	55,943	2,848	6.79	56,161	2,629	6.24

Total borrowings	397,899	11,815	3.96	426,297	12,173	3.81

Total interest-bearing liabilities	$1,738,735	$36,412	2.79%	$1,718,763	$32,185	2.49%

Net interest income (tax equivalent)(1) (5)		$45,501	2.99%		$37,730	2.52%

Net interest margin (tax equivalent)(1)			3.21%			2.71%

Net interest income(2) (5)		$43,731			$35,899

Net interest margin(2)			3.09%			2.57%

(1)	Adjusted for 35% tax rate in 2005 and 2004 and adjusted for the dividends-received deduction where applicable.

(2)	Not adjusted for 35% tax rate in 2005 and 2004 or for the dividends-received deduction.

(3)	Nonaccrual loans are included in the average balance; however, these loans are not earning any interest.

(4)	Includes loan fees which are immaterial.

(5)	The following table reconciles reported net interest income on a tax equivalent basis for the periods presented:

	3Q05	3Q04
Net interest income	$43,731	$35,899
Tax equivalent adjustment to net interest income	1,770	1,831

Net interest income, tax equivalent basis	$45,501	$37,730

(6)	Includes construction loans.

          Net interest income was $16.4 million and $12.4 million for the three months ended September 30, 2005 and 2004, respectively, an increase of 32.8%. For the first nine months of 2005 and 2004, net interest income was $43.7 million and $35.9 million, respectively, an increase of 21.8%. Net interest income increased as a result of the increase in the yields on earning assets (mainly loans) being greater than the increase in average rates paid on deposits and borrowings. Evidence of this is the increase in the Company’s net interest margin (tax equivalent net interest income as a percentage of earning assets) to 3.53% and 3.21% for the three and nine months ended September 30, 2005, respectively, compared to 2.72% and 2.71% for the comparable periods in 2004. The increase in the Company’s net interest margin reflected the Company’s ongoing focus of increasing its loan portfolio. As a result of the balance sheet repositioning in the second quarter of 2005, the average yields earned on securities increased by 72 basis points and average yields paid on borrowings decreased by 20 basis points compared to the third quarter of 2004.
          Trends in average earning assets include:
•	Yields on average earning assets increased 104 basis points in the third quarter of 2005 compared to the third quarter of 2004, and average balances increased by $40.1 million. Yields on average earning assets increased 77 basis points in the first nine months of 2005 compared to the similar period in 2004, and average balances increased by $30.2 million.

•	Yields on average earning assets increased by 36 basis points during the third quarter of 2005 compared to the second quarter of 2005. Yields on average loans increased 40 basis points in the third quarter of 2005 compared to the second quarter of 2005. Yields on securities increased 28 basis points in the third quarter of 2005 compared to the second quarter of 2005.

•	Average cash equivalents decreased by $24.6 million compared to the third quarter of 2004 and by $116.3 million compared to the nine months ended September 30, 2004, due to more proactive funds management.

•	Yields on average loans increased by 80 basis points while average loans increased by $240.7 million in the quarter ended September 30, 2005 compared to the same period in 2004 and by $44.8 million compared to the second quarter of 2005. Year-to-date yields on loans increased by 42 basis points and averages balances increased by $215.3 million compared to the same period in 2004.

•	Yields on average securities increased 72 basis points while balances decreased by $176.3 million in the third quarter of 2005 compared to the similar period in 2004. Yields on average securities increased by 28 basis points compared to the second quarter of 2005. Year-to-date yields on securities increased by 32 basis points while average balances decreased by $65.9 million compared to the same period in 2004.
•	Consistent with its strategy, the Company has changed the mix of its securities portfolio through the sale of U.S. government-sponsored entity notes in the fourth quarter of 2004 and the first half 2005 and the investment in mortgage-backed securities described below.

•	During the first nine months of 2005, the Company invested $342.4 million in hybrid adjustable rate mortgage-backed securities with a weighted average yield of 4.84% as well as $201.4 million in 15-year fixed mortgage-backed securities with a weighted average yield of 4.87%. The Company expects these securities to provide added liquidity to fund future loan growth.
Trends in interest-bearing liabilities include:
•	Yields on interest-bearing liabilities increased by 24 basis points and the average balances increased $17.0 million in the third quarter of 2005 compared to the similar period in 2004. Compared to the second quarter of 2005, yields on interest-bearing liabilities decreased slightly by 8 basis points, while balances increased by $13.1 million. Yields on average interest-bearing liabilities increased 30 basis points in the first nine months of 2005 compared to similar the similar period in 2004, and average balances increased by $20.0 million.

•	Average interest-bearing deposits for the third quarter of 2005 increased by $24.5 million while yields increased 40 basis points compared to the similar period of 2004. Most of this increase was in certificates of deposit and public funds. Year-to-date yields and balances on interest-bearing deposits increased by 39 basis points and $48.4 million, respectively, compared to the same period in 2004.

•	Average interest-bearing deposits increased by $3.0 million compared to the prior quarter, and yields increased slightly by 8 basis points. Pricing reductions for interest-bearing, money market, and savings accounts in the second quarter of 2005 were offset by increased rates paid on time deposits.

•	Total average borrowings decreased by $7.4 million and yields decreased by 20 basis points in the third quarter of 2005 compared to third quarter of 2004. Compared to the prior quarter, average borrowings increased by $10.2 million while average rates decreased by 48 basis points as a result of the replacement of the FHLB advances paid-off in the second quarter as described below. Year-to-date yields increased by 15 basis points while average balances decrease by $28.4 million.

•	During June 2005, the Company prepaid $121.5 million of FHLB advances with an average rate of 5.47%, unwound the interest rate swaps associated with those advances, and replaced them with $150.0 million in new advances with an average rate of 3.48%.

•	The Company also redeemed $20.6 million of its junior subordinated debt at a rate of 10.00% during June 2005 and replaced it with another issuance for the same amount at LIBOR plus 177 basis points, with an initial rate of 5.13%.
Noninterest Income
          Noninterest income, excluding net gains or losses on securities transactions, was $3.6 million for the three months ended September 30, 2005, an increase of $140,000, or 4.1%, above the comparable period in 2004. For the nine months of 2005, noninterest income, excluding net gains or losses on securities transactions, was $8.7 million, an increase of $1.3 million, or 17.0%, above the comparable period in 2004. The noninterest income, excluding net gains on securities transactions, to average assets ratio was 0.59% and 0.50% for the three and nine months ended September 30, 2005 compared to 0.58% and 0.43% for the same respective periods in 2004. The change in noninterest income was due to primarily to the following factors:
•	Net trading profits were $269,000 in the third quarter of 2005 compared to $937,000 in the third quarter of 2004. Trading activities have been curtailed with reductions in the volume of securities traded and number of transactions. Security trading is not a primary activity. Net trading profits were $400,000 for the nine months ended September 30, 2005 compared to $24,000 for the same period in 2004.

•	Insurance and brokerage commissions increased by $90,000 in the three months ended September 30, 2005 compared to the similar period in 2004 and by $148,000 in the nine months ended September 30, 2005 compared to the similar period in 2004, mainly due to increased sales related to the Company’s secondary offering and growth in number of accounts and registered representatives.

•	Customer service fees decreased slightly by 1.0% and 3.1% in the first three and nine months ended September 30, 2005, as a result of decreased fees earned on non-interest bearing deposits.

•	Gains on sales of loans increased slightly during the three months ended September 30, 2005 by 9.4% or $10,000 compared to 2004; but decreased during the nine months ended September 30, 2005 by 41.7% or $182,000, due to a lower level of mortgage refinancing volume and more variable rate mortgages which were retained in the portfolio rather than sold.

•	Increase in the cash surrender value of life insurance decreased by $41,000, due to a decrease in crediting rates, to $399,000 during the three months ended September 30, 2005 compared to the similar period in 2004 but increased by $168,000 for the first nine months of 2005 compared to the same period in 2004. In July 2004, the Company invested an additional $23.0 million in life insurance.

•	A life insurance benefit was received in the third quarter of 2005 in the amount of $789,000.

•	Net losses on securities transactions were $5.0 million for the third quarter of 2004 compared to none in the third quarter of 2005. For the nine months ended September 30, 2005, net losses on securities transactions increased by $14.3 million to $17.4 million compared to the similar period in 2004 as the result of the sale of the U.S. government-sponsored entity notes associated with the balance sheet repositioning.
Noninterest Expenses
          Total noninterest expenses decreased $741,000 during the three months ended September 30, 2005 compared to the same period in 2004, but increased by $17.9 million, to $49.7 million during the nine months ended September 30, 2005 compared to 2004, reflecting the $13.1 million charge for the prepayment of the FHLB advances and unwinding the swaps and the $2.4 million write down of the other real estate owned in the second quarter of 2005. The noninterest expenses to average assets ratio was 1.88% and 2.86% for the three and nine months ended September 30, 2005 compared to 2.02% and 1.84% for the same periods in 2004. The efficiency ratio was 53.75% and 85.10% for the three and nine months ended September 30, 2005 compared to 72.17% and 68.75% for the same periods in 2004. The efficiency ratio is equal to noninterest expenses less amortization and other real estate expense divided by the sum of net interest income on a fully tax-equivalent basis plus noninterest income excluding security gains. Excluding the balance sheet repositioning and employee severance charges, and life insurance benefit, the efficiency ratio was 55.88% and 61.39% for the three and nine months ended September 30, 2005. The increase in the year-to-date efficiency ratio was due primarily to the increase in noninterest expense.
     The changes in total noninterest expenses are due to the following factors:
•	During the second quarter of 2005, a $13.1 million loss on the early extinguishment of FHLB advances was recorded as a result of the balance sheet repositioning consisting of $9.5 million in prepayment penalties and $3.6 million to unwind the interest rate swaps associated with the advances.

•	Reflected in the year-to-date noninterest expenses also was the $2.4 million write-down of the townhouse project held in other real estate owned taken in the second quarter of 2005.

•	Salaries and benefits expense decreased by $256,000 or 3.6% during the third quarter of 2005 compared to the third quarter of 2004. Salaries and benefits expense increased by $1.7 or 9.2% during the first nine months of 2005 compared to same period in 2004. The third quarter and nine month expense increases would be higher because the third quarter of 2004 reflects the $1.5 million retirement benefit obligation associated to the former president. The nine months end September 30, 2005 also reflects 19 additions to management.

•	Occupancy and equipment expense increased by $63,000 and $158,000 during the three and nine months ended September 30, 2005, respectively, compared to the similar periods in 2004. The Addison and Glenview, Illinois branches opened during the third quarter of 2004.

•	Professional services expense decreased by $336,000 to $1.0 million in the three months ended September 30, 2005 compared to the similar period in 2004 reflecting a decrease in Sarbanes-Oxley compliance expense and legal expense for the quarter. For the nine months ended September 30, 2005, professional services expense increased by $140,000 to $3.4 million due to an increase in audit and ATM processing fees.

•	Marketing expenses were $131,000 and $614,000 higher than in the third quarter and first nine months of 2004 as a result of increased marketing efforts.
Income Taxes
     The Company recorded income tax expense of $2.0 million for the third quarter of 2005 and an income tax benefit of $8.9 million for the nine months ended September 30, 2005. Set forth below is a reconciliation of the effective tax rate from continuing operations as of September 30, 2005 and September 30, 2004.

	Continuing Operations
	Period Ended
	September 30,
	2005	2004
Income taxes computed at the statutory rate	(35.0)%	35.0%
Tax-exempt interest income on securities and loans	(1.8)	(4.6)
General business credits	(0.4)	(1.1)
State income taxes, net of federal tax benefit	(6.8)	(8.9)
Cash surrender value increase, net of premiums	(2.7)	(6.0)
Life insurance benefit	(1.6)	0.0
Dividends received deduction	(3.8)	(10.2)
Other	0.4	2.6

Total provision for income taxes	(51.9)%	6.8%

Financial Condition
          Set forth below are some balance sheet highlights at September 30, 2005 compared to December 31, 2004 and September 30, 2004.
•	Total assets slightly decreased to $2.2 billion at September 30, 2005 compared to year end. The Company sold MBWI on September 30, 2005, which had $274.0 million in assets at December 31, 2004.

•	In line with the Company’s objectives, total loans increased 16.3% to $1.3 billion at September 30, 2005 compared to year end 2004 and increased 26.8% from a year ago.

•	The loan to deposit ratio rose to 83.32% from 73.12% at December 31, 2004 and 68.29% at September 30, 2004.

•	Deposits increased modestly by $31.6 million to $1.5 billion in the third quarter of 2005 compared to year end and increased by 3.9% compared to September 30, 2004.

•	In accordance with FAS 144, the related assets and liabilities are reflected on the balance sheets as “assets held for sale” and “liabilities held for sale” at December 31, 2004.
          Set forth below are some asset quality highlights at September 30, 2005 compared to December 31, 2004 and September 30, 2004.
•	Net charge-offs were $664,000 for the nine months ended September 30, 2005 compared to $1.1 million for the similar period in 2004.

•	The allowance for loan losses was 1.41% of total loans, versus 1.48% at year end and 1.48% at September 30, 2004.

•	The allowance for loan losses increased to 2.61 times nonaccruing loans from 1.74 times at year end and 1.70 times at September 30, 2004.

•	Nonaccruing loans were reduced to 0.54% of total loans from 0.85% at year end and 0.87% at September 30, 2004.

•	Nonperforming assets increased to 0.81% of total assets from 0.78% at year end and 0.64% at September 30, 2004.

Loans
          The following table sets forth the composition of the Company’s loan portfolio as of the indicated dates.

	September 30,		December 31,
	2005		2004
		% of Gross		% of Gross
	Amount	Loans	Amount	Loans
		(Dollars in thousands)
Commercial	$201,708	15.8%	$184,558	16.8%
Construction	315,857	24.7	270,836	24.7
Commercial real estate	483,023	37.8	411,535	37.5
Consumer
Home equity	113,790	8.9	100,322	9.1
Other consumer	4,472	0.3	4,377	0.4

Total consumer	118,262	9.2	104,669	9.5
Residential mortgage	159,300	12.5	126,740	11.5

Total loans, gross	1,278,150	100.0%	1,098,368	100.0%
Net deferred fees	(718)		(376)

Total loans	$1,277,432		$1,097,992

Included in residential mortgage are $1.4 million and $693,000 of loans held for sale at September 30, 2005 and December 31, 2004, respectively.
          Total loans increased $179.4 million, or 16.3%, to $1.3 billion at September 30, 2005 from December 31, 2004. Set forth below are other highlights of the loan portfolio.
•	Commercial loans increased $17.2 million to $201.7 million as of September 30, 2005 from $184.6 million as of December 31, 2004.

•	Construction loans increased by $45.0 million to $315.9 million as of September 30, 2005 from $270.8 million at December 31, 2004.

•	Commercial real estate loans rose to $483.0 million at September 30, 2005, an increase of 17.4% from December 31, 2004 reflecting the addition of lending personnel to assist in the growth in this primary area of focus.

•	Consumer loans increased $13.6 million, or 13.0%, as of September 30, 2005 compared to December 31, 2004.

•	Residential mortgage loans increased $32.6 million to $159.3 million as of September 30, 2005 from $126.7 million as of December 31, 2004.
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
Allowance for Loan Losses
          The allowance for loan losses has been established to provide for those loans that may not be repaid in their entirety for a variety of reasons. The allowance is maintained at a level considered by management to be adequate to provide for probable incurred losses. The allowance is increased by provisions charged to earnings and is reduced by chargeoffs, net of recoveries. The provision for loan losses is based upon past loan loss experience and management’s evaluation of the loan portfolio under current economic conditions. Loans are charged to the allowance for loan losses when, and to the extent, they are deemed by management to be uncollectible. The allowance for loan losses is composed of allocations for specific loans and a portion based on historical experience for all other loans.
          Following is a summary of changes in the allowance for loan losses for the nine months ended September 30, 2005 and 2004:

	2005	2004
	(In thousands)
Balance, January 1	$16,217	$14,459
Provision charged to operations	2,440	1,600
Loans charged off	(1,013)	(1,331)
Recoveries	349	219

Balance, September 30	$17,993	$14,947

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
          On a quarterly basis, management of the Bank meets to review the adequacy of the allowance for loan losses. Each loan officer grades his or her individual commercial credits and the Company’s independent loan review personnel then review the officers’ grades. In the event that the loan is downgraded during this review, the loan is included in the allowance analysis at the downgraded level. The grading system is in compliance with the regulatory classifications, and the allowance is allocated to the loans based on the regulatory grading, except in instances where there are known differences (e.g., collateral value is nominal).
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
          The Company’s provision for loan losses was $813,000 and $2.4 million for the three and nine months ended September 30, 2005, respectively, compared to $400,000 and $1.6 million, respectively, for the similar periods in 2004. The Company had net charged-off loans of $239,000 and $664,000 for the first three and nine months of 2005, respectively, compared to net charge-offs of $186,000 and $1.1 million, respectively, for the same periods in 2004. The following table reflects certain asset quality ratios.

	September 30, 2005				December 31, 2004
	QTD		YTD		QTD		YTD
Net loans charged off to average loans	0.08%		0.08%		0.20%		0.17%
Provision for loan losses to total loans	0.25%		0.26%		0.68%		0.31%
Allowance for loan losses to total loans	1.41%		1.41%		1.48%		1.48%
Allowance to nonaccruing loans	2.61	x	2.61	x	1.74	x	1.74	x
Nonaccrual Loans and Nonperforming Assets
          Nonaccrual loans decreased $2.4 million to $6.9 million at September 30, 2005 from $9.3 million at December 31, 2004. Typically, these loans have adequate collateral protection or personal guaranties to provide a source of repayment to the bank. Nonperforming assets were $18.1 million at September 30, 2005 compared to $17.4 million at December 31, 2004.

          The following table sets forth information on the Company’s nonaccruing loans and other nonperforming assets as of the indicated dates.

	September 30,	December 31,
	2005	2004
	(Dollars in thousands)
Impaired and other loans 90 days past due and accruing	$7	$21
Nonaccrual and impaired loans not accruing	$6,906	$9,296
Other real estate	11,154	8,064

Total nonperforming assets	$18,067	$17,360

Total nonaccruing loans to total loans	0.54%	0.85%
Total nonperforming assets to total loans and other real estate	1.40	1.57
Total nonperforming assets to total assets	0.81	0.78
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
          The Company’s determination as to the classification of its assets and the amount of its valuation allowances is subject to review by the Bank’s primary regulators in the course of their regulatory examinations, who can order the establishment of additional general or specific loss allowances. Although management believes that adequate specific and general loan loss allowances have been established, actual losses are dependent upon future events and, as such, further additions to the level of specific and general loan loss allowances may become necessary.
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
          The Company’s allowance for loan losses is considered by management to be adequate at September 30, 2005. The following table sets forth information on the Company’s classified loans as of the indicated dates.

	September 30,	June 30,	March 31,	December 31,
	2005	2005	2005	2004
	(In thousands)
Special mention	$35,293	$34,950	$22,993	$22,535

Substandard	$28,407	$32,986	$32,324	$36,797
Doubtful	1,015	272	2,939	1,472

Total classified	29,422	33,258	35,263	38,269

Total special mention and classified	$64,715	$68,208	$58,256	$60,804

          Total classified loans decreased by $8.8 million or 23.1% during the first nine months of 2005. The Company’s credit risk administration process has focused on enhanced underwriting standards and proactive resolutions for loan workouts. Loans identified as special mention have some noted weakness that warrants management’s attention, but the loss of principal and/or interest is not expected. These special mention loans are monitored on a regular basis and closely watched by management to hopefully prevent further deterioration.
          Other real estate owned was $11.2 million at September 30, 2005, an increase of $3.1 million compared to $8.1 million at December 31, 2004. A 101-unit townhouse project represents $7.4 million of the total other real estate owned. Title to the townhouse project was acquired in September 2003, which consisted of 104 units; 3 finished units and 101 lots to be developed. Midwest Bank and Trust Company has engaged an established builder to further develop this project. The builder has upgraded units adding more square footage and amenities to the units being offered for development. One unit was sold in the third quarter of 2005, and the sale of another unit is pending. The expected sale of this townhouse development discussed in the second quarter of 2005 did not occur. The Company is currently in negotiations with multiple parties to sell this property.
Securities
          The Company manages its securities portfolio to provide a source of both liquidity and earnings. The investment policy is reviewed by senior financial management and the board of directors of the Company in terms of its objectives, investment guidelines and consistency with overall Company performance and risk management goals. The investment policy is formally reviewed and approved annually by its board of directors. The asset/liability committee is responsible for reporting and monitoring compliance with the investment policy. Reports are provided to the Bank’s board of directors and the board of directors of the Company on a regular basis.
          The following tables set forth the composition of the Company’s securities portfolio by major category as of September 30, 2005.

	September 30, 2005
	Held-to-Maturity		Available-for-Sale		Total
	Amortized	Fair	Amortized		Amortized		% of
	Cost	Value	Cost	Fair Value	Cost	Fair Value	Portfolio
			(In thousands)
U.S. Treasury and obligations of U.S. government-sponsored entities	$—	$—	$14,930	$14,934	$14,930	$14,934	1.97%
Obligations of states and political subdivisions	8,307	8,391	54,566	54,132	62,873	62,523	8.29
Mortgage-backed securities	58,460	57,609	547,288	541,688	605,748	599,297	79.89
Equity securities	—	—	63,574	63,108	63,574	63,108	8.39
Other bonds	—	—	11,059	10,713	11,059	10,713	1.46

Total	$66,767	$66,000	$691,417	$684,575	$758,184	$750,575	100.00%

          Securities available-for-sale are carried at fair value, with related unrealized net gains or losses, net of deferred income taxes, recorded as an adjustment to equity capital. At September 30,

2005, unrealized losses, net of taxes on securities available-for-sale, were $3.9 million compared to $16.5 million at December 31, 2004. The decrease in net unrealized losses on securities available-for-sale was attributed mainly to the sale of the U.S. government-sponsored entity notes in the second quarter of 2005.
          Securities available-for-sale increased to $684.6 million at September 30, 2005 from $437.1 million at December 31, 2004 for the following reasons:
•	The Company has changed the mix of its securities portfolio through the sale of U.S. government-sponsored entity notes in the fourth quarter of 2004 and the first half of 2005 and the investment in mortgage-backed securities to increase liquidity to fund loans as described below. The Company has established a limit on the duration of all purchases to a maximum of 7 years and on the premium paid to a maximum of 1% of the underlying principal (price of $101) for mortgage-backed securities. These limits were set to reduce the prepayment risk in a declining interest rate environment.

•	During the first nine months of 2005, the Company invested $342.4 million in 5/1, 7/1, and 10/1 hybrid adjustable rate mortgage-backed securities with a weighted average yield of 4.84% as well as $201.4 million in 15-year fixed mortgage-backed securities with a weighted average yield of 4.87%. The Company expects these securities to provide added liquidity to fund future loan growth. Accordingly, U.S. government and government-sponsored entity mortgage-backed securities increased $507.8 million, from $33.8 million at December 31, 2004 to $541.7 million at September 30, 2005.

•	Equity securities decreased $18.0 million, following the sale of the FNMA Series F perpetual preferred equity securities, from $81.1 million at December 31, 2004 to $63.1 million at September 30, 2005. Equity securities included capital securities of U.S. government-sponsored entities.

•	Obligations of state and political subdivisions increased $53.8 million to $54.1 million at September 30, 2005 from $320,000 at December 31, 2004 reflecting the purchases in the second and third quarters of 2005.

•	Other bonds increased $60,000 to $10.7 million at September 30, 2005 compared to $10.7 million at December 31, 2004. Other bonds include high grade corporate bonds primarily issued by financial institutions.
          Securities held-to-maturity decreased $22.2 million, or 25.0%, from $89.0 million at December 31, 2004 to $66.8 million at September 30, 2005; mainly due to the paydowns on the mortgage-backed securities.
          There were no trading account securities held at September 30, 2005 or December 31, 2004. When acquired, the Company holds trading account securities and derivatives on a short-term basis based on market and liquidity conditions.
          The Company intends to implement strategies to reduce its securities as a percentage of earning assets and provide funding for higher yielding loans. The Company’s focus on future investment securities purchases is to maintain an adequate level of liquidity and to shorten the duration of its securities portfolio.

Other Assets
          The Company’s holdings in bank-owned life insurance (“BOLI”) increased by $725,000 to $44.0 million at September 30, 2005 compared to December 31, 2004 due to the increase in the cash surrender value of the insurance. The BOLI is intended to provide funding for future employee benefit expense.
Deposits and Borrowed Funds
          Total deposits of $1.5 billion at September 30, 2005 represented a slight increase of $31.6 million from December 31, 2004. Changes in the Company’s deposit mix are noted below.
•	Noninterest-bearing deposits were $154.7 million at September 30, 2005, approximately $8.0 million lower than the $162.6 million level at December 31, 2004.

•	Over the same period, interest-bearing deposits increased by 3.0%, or $39.5 million to $1.4 billion at September 30, 2005 compared to December 31, 2004.

•	Core deposits, which include demand, interest-bearing demand, money market, and savings, decreased $34.2 million to $684.6 million at September 30, 2005 from $718.8 million at December 31, 2004.

•	Certificates of deposit under $100,000 increased $56.9 million from December 31, 2004 to $767.5 million at September 30, 2005.

•	Certificates of deposit over $100,000 and public funds increased $8.9 million from December 31, 2004 to $81.1 million at September 30, 2005.
The Company’s marketing efforts focus on core deposit account growth in its retail markets, reducing the need to rely on public funds and brokered certificates of deposit. Aggressive marketing of free checking and interest-bearing demand accounts continues. Deposit growth is expected in the future as new customers are added due to new commercial and industrial loans and a commitment to relationship banking. The Company competes for core deposits in the over-banked Chicago MSA. Competitive pricing has made it difficult to grow these types of deposits. The level of pressure for core deposits is not expected to ease in the near term.
     Federal Home Loan Bank advances were $150.0 million at September 30, 2005 and $118.1 million, their fair value, at December 31, 2004. The Company had synthetically converted a notional amount of $121.5 million of its FHLB advances from fixed rate debt to floating rate through interest rate swap transactions during 2003. The swap transactions required payment of interest by the Company at the one-month LIBOR rate plus a spread and, in turn, the Company received an interest payment based on a fixed rate. These swap transactions resulted in a $319,000 decrease in interest expense for the nine months ended September 30, 2005 compared to $563,000 and $1.9 million for the three and nine months ended September 30, 2004, respectively. During June 2005, the Company prepaid the $121.5 million FHLB advances, unwound the interest rate swaps associated with those advances, and replaced them with $150.0 million in new advances. The weighted average rate for these FHLB advances was 3.48% at September 30, 2005, with maturities on such advances of 5 years. Of these $150.0 million in advances, $50.0 million have a one-time call after one year and $100.0 million have a one-time call after two years. The Company has approximately $3.5 million of additional FHLB stock above the required membership amount. The recent dividend reduction to

3.75% from 5.00% by the Chicago FHLB will result in dividend income being reduced by approximately $137,000 on an annual basis.
     Borrowed funds at September 30, 2005 and December 31, 2004 are listed below:

	2005	2004
	(In thousands)
Federal funds purchased	$25,000	$—
Securities sold under agreements to repurchase	211,583	146,885
Federal Home Loan Bank advances to bank subsidiary	150,000	118,079
Junior subordinated debt owed to unconsolidated trusts	55,672	55,672

Total	$442,255	$320,636

          The Company has a credit agreement with a correspondent bank, which provides the Company with a revolving line of credit with a maximum availability of $25.0 million. This revolving line of credit matures on April 30, 2006 with no outstanding borrowing.
          The Company also utilizes securities sold under repurchase agreements as a source of funds. Most local municipalities and some other organizations must have funds insured or collateralized as a matter of their own policies. Repurchase agreements provide a source of funds and do not increase the Company’s reserve requirement. Although the balance of repurchase agreements is subject to variation, particularly seasonal variation, the account relationships represented by these balances are principally local and have been maintained for relatively long periods of time. The Company had $211.6 million in securities sold under repurchase agreements at September 30, 2005 compared to $146.9 million at December 31, 2004. These repurchase agreements are with primary dealers and have maturities of one week to eighteen months.
Capital Resources
          Stockholders’ equity increased $77.8 million from December 31, 2004 to $215.2 million at September 30, 2005. In the third quarter of 2005, the Company issued 3,450,000 shares of common stock in a secondary offering raising $67.9 million. The Company also recognized an $8.7 million gain, or $6.9 million after tax, on the sale of MBWI. Total capital to average risk-weighted assets increased to 18.5% on September 30, 2005 from 14.7% on December 31, 2004.
          The Company and its subsidiary bank are subject to regulatory capital requirements administered by federal banking agencies. Capital adequacy guidelines and prompt corrective action regulations involve quantitative measures of assets, liabilities and certain off-balance-sheet items calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by regulators about components, risk weightings and other factors, and the regulators can lower classifications in certain areas. Failure to meet various capital requirements can initiate regulatory action that could have a direct material effect on the financial statements.
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
          Midwest Bank and Trust Company was categorized as well capitalized as of September 30, 2005. Management is not aware of any conditions or events since the most recent regulatory notification that would change the Company’s or the Bank’s categories.
          Capital levels and minimum required levels (dollars in thousands):

	At September 30, 2005
			Minimum Required		Minimum Required
	Actual		for Capital Adequacy		to be Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(In thousands)
Total capital to risk-weighted assets Company	$287,864	18.5%	$124,587	8.0%	n/a	n/a
Midwest Bank and Trust Company	198,684	12.8	124,020	8.0	$155,025	10.0%

Tier I capital to risk-weighted assets Company	269,870	17.3	62,294	4.0	n/a	n/a
Midwest Bank and Trust Company	180,690	11.7	62,010	4.0	93,015	6.0

Tier I capital to average assets Company	269,870	11.3	95,304	4.0	n/a	n/a
Midwest Bank and Trust Company	180,690	8.6	83,818	4.0	104,772	5.0

	At December 31, 2004
			Minimum Required		Minimum Required
	Actual		for Capital Adequacy		to be Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(In thousands)
Total capital to risk-weighted assets Company	$219,343	14.7%	$119,758	8.0%	n/a	n/a
Midwest Bank and Trust Company	189,276	14.3	105,724	8.0	$132,155	10.0%

Tier I capital to risk-weighted assets Company	198,597	13.3	59,879	4.0	n/a	n/a
Midwest Bank and Trust Company	172,985	13.1	52,862	4.0	79,293	6.0

Tier I capital to average assets Company	198,597	8.5	93,225	4.0	n/a	n/a
Midwest Bank and Trust Company	172,985	8.5	80,991	4.0	101,239	5.0
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

          Net cash outflows used in continuing operations were $6.1 million for the nine months ended September 30, 2005 compared to inflows of $13.5 million for the comparable period in 2004. Net cash outflows used in investing activities were $366.3 million in the first nine months of 2005 compared to net cash outflows of $316.7 million for the comparable period in 2004. Cash inflows from financing activities for the nine months ended September 30, 2005 were $215.9 million compared to a net inflow of $181.2 million in the comparable period during 2004.
          In the event of short-term liquidity needs, Midwest Bank and Trust Company may purchase federal funds from correspondent banks. In addition, the Company has established repurchase agreements and brokered certificates of deposit arrangements with various financial sources. The Bank’s membership in the Federal Home Loan Bank System gives it the ability to borrow funds from the Federal Home Loan Bank of Chicago for short- or long-term purposes under a variety of programs.
          Interest received net of interest paid was a principal source of operating cash inflows for the nine months ended September 30, 2005 and September 30, 2004, respectively. Management of investing and financing activities and market conditions determines the level and the stability of net interest cash flows. Management’s policy is to mitigate the impact of changes in market interest rates to the extent possible so that balance sheet growth is the principal determinant of growth in net interest cash flows.

ITEM 3 — QUANTITATIVE AND QUALITATIVE DISCLOSURES
ABOUT MARKET RISK
Interest Rate Sensitivity Analysis
          The Company performs a net interest income analysis as part of its asset/liability management practices. Net interest income analysis measures the change in net interest income in the event of hypothetical changes in interest rates. This analysis assesses the risk of change in net interest income in the event of sudden and sustained 100 to 200 basis point increases and 100 basis point decrease in short-term interest rates. The table below presents the Company’s projected changes in net interest income for the various rate shock levels at September 30, 2005 and December 31, 2004.

		Change in Net Interest Income Over One Year Horizon
	At September 30, 2005		At December 31, 2004		Guidelines
Change in					Maximum
Levels of	Dollar	Percentage	Dollar	Percentage	Percentage
Interest Rates	Change	Change	Change	Change	Change
+200 bp	$2,598	4.07%	$251	0.43%	(15.0)%
+100 bp	1,274	2.00	29	0.05	(15.0)
-100 bp	904	1.42	329	0.56	(15.0)
          As shown above, at September 30, 2005, the effect of an immediate 200 basis point increase in interest rates would increase the Company’s net interest income by 4.07%, or $2.6 million. The effect of an immediate 100 basis point reduction in rates would increase the Company’s net interest income by 1.42%, or $904,000. The Company is slightly asset sensitive and would benefit more in a rising rate environment over a one year horizon.
          The change in net interest income over the one year horizon from September 30, 2005 compared to December 31, 2004 can be attributed to the balance sheet repositioning (the sale of lower-yielding securities and the pre-payment of higher rate FHLB advances), increases in loans (which are primarily variable rate), and changes in core deposit pricing disciplines during the first nine months of 2005. The Company has reduced rates paid on core deposits. These changes more accurately reflect our current pricing strategy for core deposits and our planned actions in an environment of sharply changing rates. Interest bearing assets and liabilities are shocked +/- 100 and + 200 basis points instantaneously, except interest bearing core deposits, where they are modeled to increase 25 basis points in a +100 basis points shock and +50 basis points in a +200 basis point shock. Under a declining rate shock, they have a 25 basis point floor. Core deposits are priced off various internal indices set by management. Management will adjust the indices accordingly, depending on rate movement and market conditions. An analysis of core deposit pricing for the past four years indicates that, for a cumulative 100 basis points increase in rates, the cumulative core deposit rate increases did not exceed 25 basis points, except for the master money market rate which was then priced off the 91-day U.S. Treasury bill rate. The master money market was de-coupled from the 91-day U.S. Treasury bill rate and is now priced off an internal index. The Company offers special promotions to attract deposits as needed.
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

ITEM 4 — CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
          As of the end of the period covered by this report, an evaluation was performed under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer of the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 240.13a-15(e)). Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2005 to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms.
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
          Among the factors that could have an impact on the Company’s ability to achieve operating results, growth plan goals, and the beliefs expressed or implied in forward-looking statements are:
•	Management’s ability to reduce and effectively manage interest rate risk and the impact of interest rates in general on the volatility of the Company’s net interest income;

•	Fluctuations in the value of the Company’s investment securities;

•	The ability to attract and retain senior management experienced in banking and financial services;

•	The sufficiency of allowances for loan losses to absorb the amount of actual losses inherent in the existing portfolio of loans;

•	The Company’s ability to adapt successfully to technological changes to compete effectively in the marketplace;

•	Credit risks and risks from concentrations (by geographic area and by industry) within the

Bank’s loan portfolio and individual large loans;

•	The effects of competition from other commercial banks, thrifts, mortgage banking firms, consumer finance companies, credit unions, securities brokerage firms, insurance companies, money market and other mutual funds, and other financial institutions operating in the Company’s market or elsewhere or providing similar services;

•	The failure of assumptions underlying the establishment of allowances for loan losses and estimation of values of collateral and various financial assets and liabilities;

•	Volatility of rate sensitive deposits;

•	Operational risks, including data processing system failures or fraud;

•	Asset/liability matching risks and liquidity risks;

•	Changes in the economic environment, competition, or other factors that may influence the anticipated growth rate of loans and deposits, the quality of the loan portfolio and loan and deposit pricing, and the Company’s ability to successfully pursue acquisition and expansion strategies and integrate any acquired companies;

•	The impact from liabilities arising from legal or administrative proceedings on the financial condition of the Company;

•	Possible administrative or enforcement actions of banking regulators in connection with any material failure of the Bank to comply with banking laws, rules or regulations;

•	Possible administrative or enforcement actions of the Securities and Exchange Commission (the “SEC”) in connection with the SEC inquiry of the restatement of the Company’s September 30, 2002 financial statements;

•	Governmental monetary and fiscal policies, as well as legislative and regulatory changes, that may result in the imposition of costs and constraints on the Company through higher FDIC insurance premiums, significant fluctuations in market interest rates, increases in capital requirements, and operational limitations;

•	Changes in general economic or industry conditions, nationally or in the communities in which the Company conducts business;

•	Changes in accounting principles, policies, or guidelines affecting the businesses conducted by the Company;

•	Acts of war or terrorism; and

•	Other economic, competitive, governmental, regulatory, and technical factors affecting the Company’s operations, products, services, and prices.
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
          None
Item 3. Defaults Upon Senior Securities
          None
Item 4. Submission of Matters to a Vote of Security Holders
          None
Item 5. Other Information
          None
Item 6. Exhibits
          The following exhibits are either filed as part of this report or are incorporated herein by reference:

2.2	Amendment to Stock Purchase Agreement between Western Illinois Bancshares, Inc. and Midwest Banc Holdings, Inc. (incorporated by reference to Registrant’s Form 10-Q for the quarter ended June 30, 2005, File No. 001-13735).

3.1	Amended and Restated Certificate of Incorporation, as amended (incorporated by reference to Registrant’s Form 10-Q for the quarter ended June 30, 2005, File No. 001-13735).

3.2	Amended and Restated By-laws, filed February 28, 2005 (incorporated by reference to Registrant’s Report on Form 8-K filed February 28, 2005, File No. 001-13735).

4.1	Specimen Common Stock Certificate (incorporated by reference to Registrant’s Registration Statement on Form S-1, Registration No. 333-42827).

4.2	Certain instruments defining the rights of the holders of long-term debt of the Company and certain of its subsidiaries, none of which authorize a total amount of indebtedness in excess of 10% of the total assets of the Company and its subsidiaries on a consolidated basis, have not been filed as Exhibits. The Company hereby agrees to furnish a copy of any of these agreements to the SEC upon request.

*10.1	Midwest Banc Holdings, Inc. Stock and Incentive Plan (incorporated by reference to Registrant’s Proxy Statement filed April 13, 2005, Registration No. 001-13735).

*10.4	Form of Transitional Employment Agreements (incorporated by reference to Registrant’s Registration Statement on Form S-1, Registration No. 333-42827).

10.5	Lease dated as of December 24, 1958, between Western National Bank of Cicero and Midwest Bank and Trust Company, as amended (incorporated by reference to Registrant’s Registration Statement on Form S-1, Registration No. 333-42827).

10.6	Britannica Centre Lease, dated as of May 1, 1994, between Chicago Title and Trust Company, as Trustee under Trust Agreement dated November 2, 1977 and known as Trust No. 1070932 and Midwest Bank & Trust Company (incorporated by reference to

Registrant’s Registration Statement on Form S-1, Registration No. 333-42827).

10.7	Lease dated as of March 20, 1996 between Grove Lodge No. 824 Ancient Free and Accepted Masons and Midwest Bank of Hinsdale (incorporated by reference to Registrant’s Registration Statement on Form S-1, Registration No. 333-42827).

10.8	Office Lease, undated, between Grove Lodge No. 824 Ancient Free and Accepted Masons and Midwest Bank of Hinsdale (incorporated by reference to Registrant’s Registration Statement on Form S-1, Registration No. 333-42827).

*10.15	Form of Supplemental Executive Retirement Agreement (incorporated by reference to Registrant’s Form 10-Q for the quarter ended September 30, 2001, File No. 001-13735).

*10.16	Form of Transitional Employment Agreement (Executive Officer Group) (incorporated by reference to Registrant’s Form 10-Q for the quarter ended September 30, 2001, File No. 001-13735).

10.17	Form of Restricted Stock Award Agreement for Officers, Restricted Stock Grant Notice for Officers, Incentive and Nonqualified Stock Options Award Agreements, and Stock Option Grant Notice for Officers (incorporated by reference to Registrant’s Report on Form 8-K filed August 29, 2005, File No. 001-13735).

*10.18	Form of Supplemental Executive Retirement Agreement and First Amendment to the Form of Supplemental Executive Retirement Agreement (incorporated by reference to Registrant’s Report on Form 8-K filed October 28, 2005, File No. 001-13735).

10.19	Form of Restricted Stock Award Agreement for Non-employee Directors and Restricted Stock Grant Notice for Non-employee Directors (incorporated by reference to Registrant’s Report on Form 8-K filed October 28, 2005, File No. 001-13735).

10.21	Lease dated as of April 29, 1976, between Sanfilippo, Joseph C. and Grace Ann and Fairfield Savings and Loan Association, as amended (incorporated by reference to Registrant’s Form 10-K for the year ended December 31, 2003, File No. 001-13735).

10.22	Lease dated as of August 28, 2002 between Glen Oak Plaza and Midwest Bank and Trust Company (incorporated by reference to Registrant’s Form 10-K for the year ended December 31, 2003, File No. 001-13735).

10.24	Loan Agreement as of April 8, 2004, between the Company and LaSalle Bank National Association (incorporated by reference to Registrant’s Form 10-Q for the quarter ended September 30, 2004, File No. 001-13735).

10.25	Employment Agreement as of September 28, 2004 between the Company and the Chief Executive Officer (incorporated by reference to Registrant’s Form 10-Q for the quarter ended September 30, 2004, File No. 001-13735).

10.26	Retirement Agreement as of September 28, 2004 between the Company and retiring Chief Executive Officer (incorporated by reference to Registrant’s Form 10-Q for the quarter ended September 30, 2004, File No. 001-13735).

10.27	Midwest Banc Holdings, Inc. Severance Policy as of June 28, 2005 (incorporated by reference to Registrant’s Form 8-K dated June 28, 2005, File No. 001-13735).

10.28	First amendment to Loan Agreement as of April 8, 2004, between the Company and LaSalle Bank National Association (incorporated by reference to Registrant’s Report Form 8-K, dated April 28, 2005, File No. 001-13735).

31.1	Rule 13a-14(a) Certification of Principal Executive Officer.

31.2	Rule 13a-14(a) Certification of Principal Financial Officer.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, from the Company’s Chief Executive Officer and Chief Financial Officer.

*	Indicates management contracts or compensatory plans or arrangements required to be filed as an exhibit.

SIGNATURES
          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 9, 2005
MIDWEST BANC HOLDINGS, INC. (Registrant)

	By:	/s/ James J. Giancola

James J. Giancola, President and Chief Executive Officer

	By:	/s/ Daniel R. Kadolph

Daniel R. Kadolph, Senior Vice President and Chief Financial Officer

Exhibit Index

2.2	Amendment Stock Purchase Agreement between Western Illinois Bancshares, Inc. and Midwest Banc Holdings, Inc. (incorporated by reference to Registrant’s Form 10-Q for the quarter ended June 30, 2005, File No. 001-13735).

3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Registrant’s Form 10-Q for the quarter ended June 30, 2005, File No. 001-13735).

3.2	Amended and Restated By-laws, filed February 28, 2005 (incorporated by reference to Registrant’s Report on Form 8-K filed February 28, 2005, File No. 001-13735).

3.11	Certificate of Amendment of Restated Certificate of Incorporation (incorporated by reference to Registrant’s Form 10-Q for quarter ended June 30, 2002, File No. 001-13735).

4.1	Specimen Common Stock Certificate (incorporated by reference to Registrant’s Registration Statement on Form S-1, Registration No. 333-42827).

4.2	Certain instruments defining the rights of the holders of long-term debt of the Company and certain of its subsidiaries, none of which authorize a total amount of indebtedness in excess of 10% of the total assets of the Company and its subsidiaries on a consolidated basis, have not been filed as Exhibits. The Company hereby agrees to furnish a copy of any of these agreements to the SEC upon request.

*10.1	Midwest Banc Holdings, Inc. Stock and Incentive Plan (incorporated by reference to Registrant’s Proxy Statement filed April 13, 2005, Registration No. 001-13735).

*10.4	Form of Transitional Employment Agreements (incorporated by reference to Registrant’s Registration Statement on Form S-1, Registration No. 333-42827).

10.5	Lease dated as of December 24, 1958, between Western National Bank of Cicero and Midwest Bank and Trust Company, as amended (incorporated by reference to Registrant’s Registration Statement on Form S-1, Registration No. 333-42827).

10.6	Britannica Centre Lease, dated as of May 1, 1994, between Chicago Title and Trust Company, as Trustee under Trust Agreement dated November 2, 1977 and known as Trust No. 1070932 and Midwest Bank & Trust Company (incorporated by reference to Registrant’s Registration Statement on Form S-1, Registration No. 333-42827).

10.7	Lease dated as of March 20, 1996 between Grove Lodge No. 824 Ancient Free and Accepted Masons and Midwest Bank of Hinsdale (incorporated by reference to Registrant’s Registration Statement on Form S-1, Registration No. 333-42827).

10.8	Office Lease, undated, between Grove Lodge No. 824 Ancient Free and Accepted Masons and Midwest Bank of Hinsdale (incorporated by reference to Registrant’s Registration Statement on Form S-1, Registration No. 333-42827).

*10.15	Form of Supplemental Executive Retirement Agreement (incorporated by reference to Registrant’s Form 10-Q for the quarter ended September 30, 2001, File No. 001-13735).

*10.16	Form of Transitional Employment Agreement (Executive Officer Group) (incorporated by reference to Registrant’s Form 10-Q for the quarter ended September 30, 2001, File No. 001-13735).

10.17	Form of Restricted Stock Award Agreement for Officers, Restricted Stock Grant Notice for Officers, Incentive and Nonqualified Stock Options Award Agreements, and Stock Option Grant Notice for Officers (incorporated by reference to Registrant’s Report on Form 8-K filed August 29, 2005, File No. 001-13735).

*10.18	Form of Supplemental Executive Retirement Agreement and First Amendment to the Form of Supplemental Executive Retirement Agreement (incorporated by reference to Registrant’s Report on Form 8-K filed October 28, 2005, File No. 001-13735).

10.19	Form of Restricted Stock Award Agreement for Non-employee Directors and Restricted

Stock Grant Notice for Non-employee Directors (incorporated by reference to Registrant’s Report on Form 8-K filed October 28, 2005, File No. 001-13735).

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