Form 10-K
period 2005-12-31
MIDWEST BANC HOLDINGS INC
filed 2006-03-15
CIK 1051379

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2005
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to
Commission file number 001-13735
Midwest Banc Holdings, Inc.
(Exact name of Registrant as specified in its charter)

Delaware	36-3252484
(State of Incorporation)	(I.R.S. Employer Identification Number)
501 West North Avenue, Melrose Park, Illinois 60160
(Address of principal executive offices including ZIP Code)
(708) 865-1053
(Registrant’s telephone number including Area Code)
Securities registered pursuant to Section 12(g) of the Act:
Common Stock, $0.01 par value, Nasdaq National Market
(Title of Class)
     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.     Yes ☐          No ☑
      Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.     Yes ☐          No ☑
      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐
      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by Reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☐
      Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer     ☐          Accelerated filer ☑          Non-accelerated filer ☐
      Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐     No ☑
      The aggregate market value of the voting and nonvoting common equity held by nonaffiliates of the registrant on June 30, 2005, based on the last sales price quoted on the Nasdaq National Market System on that date, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $353.4 million.
      As of March 15, 2006, the number of shares outstanding of the registrant’s common stock, par value $0.01 per share, was 21,924,071.
DOCUMENTS INCORPORATED BY REFERENCE
      Portions of the Company’s Proxy Statement for the 2006 Annual Meeting of Stockholders are incorporated by reference into Part III.

MIDWEST BANC HOLDINGS, INC.
FORM 10-K

PART I

Item 1.	Business
The Company
      Midwest Banc Holdings, Inc. (the “Company”), a Delaware corporation founded in 1983, is a community-based bank holding company under the Bank Holding Company Act of 1956, as amended, for its bank subsidiary and is headquartered in Melrose Park, Illinois. Through its wholly owned subsidiaries, the Company provides a wide range of services, including traditional banking services, personal and corporate trust services, residential mortgage services, insurance brokerage and retail securities brokerage services. The Company’s principal operating subsidiary is Midwest Bank and Trust Company (the “Bank”), an Illinois state bank that operates 17 banking centers in the Chicago metropolitan area. The Company operates in one business segment, community banking, providing a full range of services to individual and corporate customers. Midwest Financial and Investment Services, Inc., a subsidiary of the Company, provides securities brokerage services to customers of the Bank. Midwest Bank Insurance Services, L.L.C., a subsidiary of the Bank, acts as an insurance agency for individuals and corporations.
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
Recent Developments
      From the fourth quarter of 2004 through 2005, the Company implemented several initiatives to focus on growth in the Chicago market. Repositioning initiatives, which were essentially complete as of the end of the third quarter of 2005, included:
      Sale of Midwest Bank of Western Illinois. In September 2005, the Company sold Midwest Bank of Western Illinois, a six-branch bank subsidiary with $282.5 million in assets, to an investor group including members of the subsidiary’s management team and board of directors. The Company recognized a $6.9 million gain, net of tax, in the third quarter as a result of the transaction.
      Exit from Regulatory Process. In September 2005, the Company successfully completed a number of initiatives included in a written agreement among the Company, the Bank, the Federal Reserve Bank of Chicago and the Illinois Department of Financial and Professional Regulation, which led to the termination of the written agreement at that time. The Company had entered a written agreement with the regulators in March 2004, after a regulatory review led to a call for improved oversight of asset quality, internal controls, and certain risk management processes.
      Issuance of 3,450,000 shares of common stock. In August 2005, the Company raised $67.9 million, net of issuance costs, through an offering of 3,450,000 shares of common stock, including the over-allotment exercise by underwriters, at $21 per share. The infusion of capital strengthened the Company’s balance sheet, following a number of charges related to its repositioning.
      Company repositioning. From September 2004 through June 2005, the Company completed a number of repositioning steps, including asset write downs and other steps to reduce earnings volatility and risk of the Company’s investment securities portfolio, reduce asset and liability risk, and increase asset quality. These initiatives included redemption of high-rate trust preferred securities and the issuance of lower-rate trust preferred securities, as replacement therefor, exiting hedge accounting, unwinding of interest rate swaps, sale of debt securities, prepayment of Federal Home Loan Bank advances, and other actions. In connection with these actions, the Company recognized pre-tax costs from continuing operations of $30.8 million in 2005 and $11.3 million in 2004.

      Expansion of management depth. From September 2004 through 2005, the Company expanded the senior management group, both at the holding company level and at the Bank, to increase asset quality oversight, loan growth, branch management depth, and other functions. James J. Giancola became Director, President, and Chief Executive Officer of the Company and Bank in September 2004. Other staffing changes included appointment of 3 executive vice presidents, 3 senior vice presidents and 16 vice presidents.
      Board of Directors Alignment. In May 2005, two new directors were elected at the annual stockholders’ meeting. In June 2005, the Company aligned the membership of the holding company board with that of the Banks’s Board of Directors, resulting in the addition of two new directors. By creating identical boards for the two entities, the Company intends to increase the consistency and depth of oversight for both organizations. The Company’s By-laws were amended to reduce the number of qualifying shares to 3,000 and eliminate the staggered board and have each director nominated and stand for election on an annual basis.
      As described in greater detail later in this document, the Company’s performance in 2005 and 2004 includes a number of one-time items, special charges, and discontinued operations that can make comparisons of 2005 and 2004 results difficult. To provide increased clarity to investors and other interested parties, additional tables and discussions of ongoing or core operations are included herein.
Strategy
      The Company’s strategic plan emphasizes expanded penetration of the community banking market in the Chicago metropolitan area, along with strong management of asset quality and risk. Repositioning initiatives implemented in recent quarters have increased the level of stockholders’ equity, added to the depth of management at the Bank and Company, reduced the risk in the securities portfolio and improved operational controls. Among the strategies developed to achieve growth targets are:
      Expand and diversify loan portfolio. The Company has increased its staff of commercial loan officers and assigned more aggressive goals for loan origination. Beyond loan growth itself, the Company has added emphasis to commercial and industrial loans and retail lending to provide balance to the strong penetration of real estate lending in the Bank’s markets. As a result, loans outstanding increased 23.1% to $1.4 billion at December 31, 2005 from $1.1 billion at December 31, 2004.
      Expand deposit base. To fund loan growth, the Company is focused on deposit generation, including demand deposits, interest-bearing demand deposits, money market, and savings accounts. The Company has changed and expanded staffing and management at its banking centers and initiated a number of customer outreach initiatives to expand deposits in a highly competitive market environment. The Company is in the process of creating a performance-driven sales environment and increasing customer activity in its branches.
      Expand footprint in Chicago market. The Company plans to expand in the Chicago market through acquisitions and selective branch opportunities, in addition to internal growth. Management believes the Chicago market to be somewhat saturated with branches at present creating less opportunities to open new branches. Therefore, acquiring existing branches at a reasonable cost is generally believed to be a preferable means of expansion. As part of this strategy, the Company plans to open a branch in Franklin Park, Illinois in the second quarter of 2006 and has entered into an agreement and plan of merger with Royal American Corporation, as discussed further in the “History” section.
      Expand noninterest income. The Company is focusing on opportunities to build the contribution of fees as a percentage of revenue, emphasizing corporate cash management, insurance and investment services, trust services, and secondary-market mortgage lending.
      Management believes its growth strategies to be fundamentally sound and based on reasonable opportunities available in the Chicago market. The Company has established internal benchmarks for each growth initiative and has taken a number of steps to align compensation with achievement of these benchmarks.

      Certain information with respect to the Bank and the Company’s nonbank subsidiaries as of December 31, 2005, is set forth below:

			Number of
			Banking Centers
Company Subsidiaries	Headquarters	Market Area	or Offices

Banks:
Midwest Bank and Trust Company	Elmwood Park, IL	Addison, Algonquin, Chicago, Downers Grove, Elmwood Park, Glenview, Hinsdale, Island Lake, Long Grove, Melrose Park, McHenry, Norridge, Roselle, and Union	17
Nonbanks:
Midwest Bank Insurance Services, L.L.C.	Algonquin, IL	*	1
MBTC Investment Company	Las Vegas, NV	**	2
MBHI Capital Trust II	Melrose Park, IL	***	—
MBHI Capital Trust III	Melrose Park, IL	***	—
MBHI Capital Trust IV	Melrose Park, IL	***	—
MBHI Capital Trust V	Melrose Park, IL	***	—
Midwest Financial and Investment
Services, Inc	Elmwood Park, IL	****	4

*	Provides insurance products.

**	Provides additional investment portfolio management to the Bank.

***	The trust is a statutory business trust formed as a financing subsidiary of the Company.

****	Provides securities brokerage services.
History

The Bank
      Midwest Bank and Trust Company was established in 1959 in Elmwood Park, Illinois to provide community and commercial banking services to individuals and businesses in the neighboring western suburbs of Chicago. The Company pursued growth opportunities through acquisitions and the establishment of new branches; the more recent are described below.

•	On January 3, 2003, the Company completed the acquisition of Big Foot Financial Corp. (“BFFC”). BFFC was the holding company for Fairfield Savings Bank, F.S.B. with approximately $200 million in total assets at December 31, 2002, and three branches in Chicago, Long Grove, and Norridge which were merged into the Bank. The Company issued a total of 1,599,088 shares in the transaction.

•	In 2004, the Bank added new branches in Addison and Glenview, Illinois.

•	In September 2005, the Company sold Midwest Bank of Western Illinois and its insurance agency subsidiary in order to focus on the Chicago metropolitan area.

•	The Company plans to open an additional branch in Franklin Park, Illinois in 2006, pending regulatory approval.

•	On February 8, 2006, the Company entered into an agreement and plan of merger with Royal American Corporation (“Royal American”), a bank holding company with approximately $500 million in assets and six bank branches, pursuant to which the Company will acquire all of the shares outstanding of Royal American in exchange for cash and common stock of the Company. The

Company expects to issue approximately 2.9 million common shares and pay $64.3 million in cash for an estimated total purchase price of $130.2 million. The Company’s stock will comprise up to 51% of the purchase price, at an exchange ratio of 3.58429 shares for each Royal American common share, and the remainder will be paid in cash at the rate of $80 per Royal American common share. This transaction is expected to close in mid-2006, pending regulatory approval as well as Royal American stockholder approval.

      As discussed in the “Strategy” section, the Company plans to enlarge its presence in the Chicago market and will be selective in the manner in which it accomplishes this expansion. Management believes that there will be limited branch opportunities, however it is looking to acquire targets that would meet its objectives including diversifying the loan and deposit mix and reducing the Company’s risk profile.

Nonbank Subsidiaries
      The Company’s nonbank subsidiaries were established to support the retail and commercial banking activities of the Bank.
      Midwest Bank Insurance Services, L.L.C. is an independent insurance agency established in 1998. This subsidiary concentrates in commercial and individual insurance products.
      In March 2002, the Company acquired the assets of Service 1st Financial Corp. through its newly formed subsidiary, Midwest Financial and Investment Services, Inc. This subsidiary provides securities brokerage services to both bank and nonbank customers.
      In August 2002, the Bank established MBTC Investment Company. This subsidiary was capitalized through the transfer of investment securities from the Bank and was formed to diversify management of that portion of the Company’s securities portfolio.
      In May 2000, the Company formed MBHI Capital Trust I (“Trust I”). Trust I was a statutory business trust formed under the laws of the State of Delaware and is wholly owned by the Company. In June 2000, Trust I issued 10.0% preferred securities with an aggregate liquidation amount of $20.0 million ($25 per preferred security) to third-party investors in an underwritten public offering. The Company redeemed these securities on June 7, 2005. This trust was then liquidated.
      The Company has formed four statutory trusts between October 2002 and June 2005 to issue $54.0 million in floating rate trust preferred securities through four statutory trusts. The floating rate offerings were pooled private placements exempt from registration under the Securities Act pursuant to Section 4(2) thereunder. The Company has provided a full, irrevocable, and unconditional subordinated guarantee of the obligations of the four trusts under the preferred securities. The Company is obligated to fund dividends on these securities before it can pay dividends on its shares of common stock. See Note 13 to the Notes to the Consolidated Financial Statements. These four trusts and its trust preferred securities are detailed below as follows:

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
Markets
      The largest segments of the Company’s customer base live and work in relatively mature markets in Cook, DuPage, Lake, and McHenry Counties. The Company considers its primary market areas to be those areas immediately surrounding its offices for retail customers and generally within a 10-20 mile radius for commercial relationships. The Bank operates 17 full-service locations in the Chicago metropolitan area. The communities in which the Bank’s offices are located have a broad spectrum of demographic characteristics.

These communities include a number of densely populated areas as well as suburban areas, and some extremely high-income areas as well as many middle-income and some low-to-moderate income areas.
Competition
      The Company competes in the financial services industry through the Bank, Midwest Bank Insurance Services, L.L.C., and Midwest Financial and Investment Services, Inc. The financial services business is highly competitive. The Company encounters strong direct competition for deposits, loans, and other financial services. The Company’s principal competitors include other commercial banks, savings banks, savings and loan associations, mutual funds, money market funds, finance companies, credit unions, mortgage companies, insurance companies and agencies, private issuers of debt obligations and suppliers of other investment alternatives, such as securities firms.
      In addition, in recent years, several major multibank holding companies have entered or expanded in the Chicago metropolitan market. Generally, these financial institutions are significantly larger than the Company and have access to greater capital and other resources. In addition, many of the Company’s nonbank competitors are not subject to the same degree of regulation as that imposed on bank holding companies, federally insured banks, and Illinois chartered banks. As a result, such nonbank competitors have advantages over the Company in providing certain services.
      The Company addresses these competitive challenges by creating market differentiation and by maintaining an independent community bank presence with local decision-making within its markets. The Bank competes for deposits principally by offering depositors a variety of deposit programs, convenient office locations and hours, and other services. The Bank competes for loan originations primarily through the interest rates and loan fees charged, the efficiency and quality of services provided to borrowers, the variety of loan products, and a trained staff of professional bankers.
      The Company competes for qualified personnel by offering competitive levels of compensation, management and employee cash incentive programs, and by augmenting compensation with stock options and restricted stock grants pursuant to its stock and incentive plan. Attracting and retaining high quality employees is important in enabling the Company to compete effectively for market share.
      The Chicago market is highly competitive making it more difficult to retain and attract customer relationships. The Company recognizes this and has new initiatives to address the competition. Part of the Company’s marketing strategy is to create a performance-driven sales environment, increase activity in its branches, build and launch a renewed promotional image, and build and market a strong private banking program.
Products and Services

Deposit Products
      Management believes the Bank offers competitive deposit products and programs which address the needs of customers in each of the local markets served. These products include:
      Checking and Interest-bearing Checking Accounts. The Company has developed a range of different checking account products designed and priced to meet specific target segments (e.g., Free Checking and Business Advantage Checking) of the local markets served by each branch. The Company offers several types of premium rate interest-bearing checking accounts with interest rates indexed to the prime rate or the 91-day U.S. Treasury bill rate.
      Savings and Money Market Accounts. The Company offers multiple types of money market accounts and savings accounts.
      Time Deposits. The Company offers a wide range of innovative time deposits (including traditional and Roth Individual Retirement Accounts), usually offered at premium rates with special features to protect the customer’s interest earnings in changing interest rate environments.

Lending Services
      The Company’s loan portfolio consists of commercial loans, construction loans, commercial real estate loans, consumer real estate loans, and consumer loans. Management emphasizes credit quality and seeks to avoid undue concentrations of loans to a single industry or based on a single class of collateral. The Company generally requires personal guarantees of the principal except on cash secured, state or political subdivision, or not-for-profit organization loans. The Company has focused its efforts on building its lending business in the following areas:
      Commercial Loans. Commercial and industrial loans are made to small- to medium-sized businesses that are sole proprietorships, partnerships, and corporations. Generally, these loans are secured with collateral including accounts receivable, inventory and equipment; the personal guarantees of the principals may also be required. Frequently, these loans are further secured with real estate collateral.
      Construction Loans. Construction loans include loans for land development and for commercial and residential development. The majority of these loans are in-market to known and established borrowers and have pre-sale requirements.
      Commercial Real Estate Loans. Commercial real estate loans include loans for development and construction and are generally secured by the real estate involved. Other real estate loans are secured by farmland, multifamily residential properties, and other nonfarm or nonresidential properties. These loans are generally short-term balloon loans and adjustable rate mortgages with initial fixed terms of one to five years.
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
      Home equity lines of credit, included within the Company’s consumer loan portfolio, are secured by the borrower’s home and can be drawn at the discretion of the borrower. These lines of credit are generally at variable interest rates. Home equity lines, combined with the outstanding loan balance of prior mortgage loans, generally do not exceed 80% of the appraised value of the underlying real estate collateral.
      Lending officers are assigned various levels of loan approval authority based upon their respective levels of experience and expertise. Loan approval is also subject to the Company’s formal loan policy, as established by the Bank’s Board of Directors. The Bank’s loan policies establish lending authority and limits on an individual and committee basis. The loan approval process is designed to facilitate timely decisions while enhancing adherence to policy parameters and risk management targets.

ATMs
      The Bank maintains a network of 20 ATM sites generally located within the Bank’s local market. All except one ATM is owned by the Bank. Eighteen of the ATM sites are located at various banking centers and two are maintained off-site. The Bank is now a member of the STARsf Surcharge-Free Network. As a member, this allows customers to access their accounts at several hundred ATMs nationwide.

Trust Activities
      The Bank offers land trusts, personal trusts, custody accounts, retirement plan services, and corporate trust services. As of December 31, 2005, the Bank maintained trust relationships representing an aggregate market value of $13.5 million in assets with an aggregate book value of $12.0 million. In addition, it administered 1,674 land trust accounts as of December 31, 2005.

Insurance Services
      Midwest Bank Insurance Services, L.L.C. is an independent insurance agency which concentrates in commercial and individual insurance products including fixed rate annuities.

Securities Brokerage
      The Company’s subsidiary, Midwest Financial and Investment Services, Inc. offers brokerage activities through the Bank’s investment centers. Licensed brokers serve all branches and provide investment-related services, including securities trading, financial planning, mutual funds sales, fixed and variable rate annuities, and tax-exempt and conventional unit trusts. This activity is furthering one of the Company’s strategic goals of increasing revenues from nontraditional sources and to enhance the Company’s profitability.
Employees
      As of December 31, 2005, the Company and its subsidiaries had 402 full-time equivalent employees compared to 382 full-time equivalent employees a year ago. Management considers its relationship with its employees to be good.
Available Information
      The Company’s internet address is www.midwestbanc.com. The Company is an SEC registrant and posts its SEC filings, including Forms 10-K, 10-Q, and 8-K, on its website on the day they are filed. The Company will also provide free copies of its filings upon written request to: Chief Financial Officer, 501 West North Ave., Melrose Park, IL 60160.
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
SUPERVISION AND REGULATION
      Bank holding companies and banks are extensively regulated under federal and state law. References under this heading to applicable statutes or regulations are brief summaries of portions thereof which do not purport to be complete and which are qualified in their entirety by reference to those statutes and regulations. Any change in applicable laws or regulations may have a material adverse effect on the business of commercial banks and bank holding companies, including the Company and the Bank. However, management is not aware of any current recommendations by any regulatory authority which, if implemented, would have or would be reasonably likely to have a material effect on the liquidity, capital resources or operations of the Company or the Bank. Finally, please remember that the supervision, regulation and examination of banks and bank holding companies by bank regulatory agencies are intended primarily for the protection of depositors rather than stockholders of banks and bank holding companies.
Bank Holding Company Regulation
      The Company is registered as a “bank holding company” with the Board of Governors of the Federal Reserve System (the “Federal Reserve”) and, accordingly, is subject to supervision and regulation by the Federal Reserve under the Bank Holding Company Act (the Bank Holding Company Act and the regulations issued thereunder are collectively referred to as the “BHC Act”). The Company is required to file with the Federal Reserve periodic reports and such additional information as the Federal Reserve may require pursuant to the BHC Act. The Federal Reserve examines the Company and the Bank, and may examine MBHI Capital Trust II, MBHI Capital Trust III, MBHI Capital Trust IV, MBHI Capital Trust V, Midwest Financial and Investment Services, Inc., MBTC Investment Company, and Midwest Bank Insurance Services, L.L.C.

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
      Under the BHC Act, the Company and the Banks are prohibited from engaging in certain tie-in arrangements in connection with an extension of credit, lease, sale of property or furnishing of services. This means that, except with respect to traditional banking products, the Company may not condition a customer’s purchase of one of its services on the purchase of another service.
      The passage of the Gramm-Leach-Bliley Act allows bank holding companies to become financial holding companies. Financial holding companies do not face the same prohibitions on entering into certain business transactions that bank holding companies currently face.
      Under the Illinois Banking Act, any person who acquires 25% or more of the Company’s stock may be required to obtain the prior approval of the Illinois Department of Financial and Professional Regulation (“IDFPR”). Under the Change in Bank Control Act, a person may be required to obtain the prior approval of the Federal Reserve before acquiring the power to directly or indirectly control the management, operations or policies of the Company or before acquiring 10% or more of any class of its outstanding voting stock.
      It is the policy of the Federal Reserve that the Company is expected to act as a source of financial strength to the Banks and to commit resources to support the Banks. The Federal Reserve takes the position that in implementing this policy, it may require the Company to provide such support when the Company otherwise would not consider itself able to do so.
      The Federal Reserve has adopted risk-based capital requirements for assessing bank holding company capital adequacy. These standards define regulatory capital and establish minimum capital ratios in relation to assets, both on an aggregate basis and as adjusted for credit risks and off-balance-sheet exposures. The Federal Reserve’s risk-based guidelines apply on a consolidated basis for bank holding companies with consolidated assets of $150 million or more and on a “bank-only” basis for bank holding companies with consolidated assets of less than $150 million, subject to certain terms and conditions. Under the Federal Reserve’s risk-based guidelines, capital is classified into two categories. For bank holding companies, Tier 1, or “core,” capital consists of common stockholders’ equity, qualifying noncumulative perpetual preferred stock (including related surplus), qualifying cumulative perpetual preferred stock (including related surplus) (subject to certain limitations) and minority interests in the common equity accounts of consolidated subsidiaries, and is reduced by goodwill, and specified intangible assets (“Tier 1 Capital”). Tier 2, or “supplementary” capital consists of the allowance for loan and lease losses, perpetual preferred stock and related surplus, “hybrid capital instruments,” unrealized holding gains on equity securities, perpetual debt and mandatory convertible debt securities, and term subordinated debt and intermediate-term preferred stock, including related surplus.
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
      As of December 31, 2005, the Company had regulatory capital in excess of the Federal Reserve’s minimum requirements. The Company had a total capital to risk-weighted assets ratio of 18.1%, a Tier 1 capital to risk-weighted assets ratio of 17.0%, and a leverage ratio of 12.2% as of December 31, 2005. See “Capital Resources.”
      As a bank holding company, the Company is primarily dependent upon dividend distributions from its operating subsidiaries for its income. Federal and state statutes and regulations impose restrictions on the payment of dividends by the Company and the Bank.
      Federal Reserve policy provides that a bank holding company should not pay dividends unless (i) the bank holding company’s net income over the prior year is sufficient to fully fund the dividends and (ii) the prospective rate of earnings retention appears consistent with the capital needs, asset quality and overall financial condition of the bank holding company and its subsidiaries.
      Delaware law also places certain limitations on the ability of the Company to pay dividends. For example, the Company may not pay dividends to its stockholders if, after giving effect to the dividend, the Company would not be able to pay its debts as they become due. Because a major source of the Company’s revenues is dividends the Company receives and expects to receive from the Bank, the Company’s ability to pay dividends is likely to be dependent on the amount of dividends paid by the Bank. No assurance can be given that the Bank will, continue to, pay such dividends to the Company on their stock.
Bank Regulation
      Under Illinois law, the Bank is subject to supervision and examination by IDFPR. The Bank is a member of the Federal Reserve System and as such is also subject to examination by the Federal Reserve. The Federal Reserve also supervises compliance with the provisions of federal law and regulations, which place restrictions on loans by member banks to their directors, executive officers and other controlling persons. The Bank is also a member of the FHLB of Chicago and may be subject to examination by the FHLB of Chicago. Any affiliates of the Bank and the Company are also subject to examination by the Federal Reserve.
      The deposits of the Bank are insured by the Bank Insurance Fund (“BIF”) under the provisions of the Federal Deposit Insurance Act (the “FDIA”), and the Bank is, therefore, also subject to supervision and examination by the FDIC. The FDIA requires that the appropriate federal regulatory authority approve any merger and/or consolidation by or with an insured bank, as well as the establishment or relocation of any bank or branch office. The FDIA also gives the Federal Reserve and other federal bank regulatory agencies power to issue cease and desist orders against banks, holding companies or persons regarded as “institution affiliated parties.” A cease and desist order can either prohibit such entities from engaging in certain unsafe and unsound bank activity or can require them to take certain affirmative action.
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
      As discussed above, under Illinois law, the Bank is subject to supervision and examination by IDFPR, and, as a member of the Federal Reserve System, by the Federal Reverse. Each of these regulatory agencies conducts routine, periodic examinations of the Bank and the Company.

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
      Dividend Limitations. As a state member bank, the Bank may not, without the approval of the Federal Reserve, declare a dividend if the total of all dividends declared in a calendar year exceeds the total of its net income for that year, combined with its retained net income of the preceding two years, less any required transfers to the surplus account. Under Illinois law, the Bank may not pay dividends in an amount greater than its net profits then on hand, after deducting losses and bad debts. For the purpose of determining the amount of dividends that an Illinois bank may pay, bad debts are defined as debts upon which interest is past due and unpaid for a period of six months or more, unless such debts are well-secured and in the process of collection.
      In addition to the foregoing, the ability of the Company and the Bank to pay dividends may be affected by the various minimum capital requirements and the capital and noncapital standards established under the Federal Deposit Insurance Corporation Improvements Act of 1991 (“FDICIA”), as described below. The right of the Company, its stockholders and its creditors to participate in any distribution of the assets or earnings of its subsidiaries is further subject to the prior claims of creditors of the respective subsidiaries.
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
      At December 31, 2005, the Bank has a Tier 1 capital to risk-weighted assets ratio and a total capital to risk-weighted assets ratio which meets the above requirements. The Bank has a Tier 1 capital to risk-weighted assets ratio of 11.7% and a total capital to risk-weighted assets ratio of 12.8%. See “Capital Resources.”
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
      In addition, the Federal Reserve, FDIC and other federal banking agencies adopted a final rule, which modified the risk-based capital standards to provide for consideration of interest rate risk when assessing the capital adequacy of a bank. Under this rule, the Federal Reserve and the FDIC must explicitly include a bank’s exposure to declines in the economic value of its capital due to changes in interest rates as a factor in evaluating a bank’s capital adequacy. The Federal Reserve, the FDIC and other federal banking agencies also have adopted a joint agency policy statement providing guidance to banks for managing interest rate risk. The policy statement emphasizes the importance of adequate oversight by management and a sound risk management process. The assessment of interest rate risk management made by the bank’s examiners will be incorporated into the bank’s overall risk management rating and used to determine the effectiveness of management.
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
      Insurance of Deposit Accounts. Under FDICIA, as a FDIC-insured institution, the Bank is required to pay deposit insurance premiums based on the risk it poses to the insurance fund. The FDIC has authority to raise or lower assessment rates on insured deposits in order to achieve statutorily required reserve ratios in the insurance funds and to impose special additional assessments. Each depository institution is assigned to one of three capital groups: “well capitalized,” “adequately capitalized” or “undercapitalized.” An institution is considered well capitalized if it has a total risk-based capital ratio of 10% or greater, has a Tier 1 risk-based capital ratio of 6% or greater, has a leverage ratio of 5% or greater and is not subject to any order or written directive to meet and maintain a specific capital level. An “adequately capitalized” institution is defined as one that has a total risk-based capital ratio of 8% or greater, has a Tier 1 risk-based capital ratio of 4% or greater, has a leverage ratio of 4% or greater and does not meet the definition of a well capitalized bank. An institution is considered “undercapitalized” if it does not meet the definition of “well-capitalized” or “adequately capitalized.” Within each capital group, institutions are assigned to one of three supervisory subgroups: “A” (institutions with few minor weaknesses), “B” (institutions which demonstrate weaknesses which, if not corrected, could result in significant deterioration of the institution and increased risk of loss to BIF), and “C” (institutions that pose a substantial probability of loss to BIF unless effective corrective action is taken). Accordingly, there are nine combinations of capital groups and supervisory subgroups to which varying assessment rates would be applicable. An institution’s assessment rate depends on the capital category and supervisory category to which it is assigned.
      During 2005, the Bank was assessed deposit insurance in the aggregate amount of $202,000. Deposit insurance may be terminated by the FDIC upon a finding that an institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC. Such terminations can only occur, if contested, following judicial review through the federal courts. The management of the Bank does not know of any practice, condition or violation that might lead to termination of deposit insurance.
      Federal Reserve System. The Bank is subject to Federal Reserve regulations requiring depository institutions to maintain non-interest-earning reserves against their transaction accounts (primarily NOW and regular checking accounts). The Federal Reserve regulations generally require 3% reserves on the first $48.3 million of transaction accounts and 10% on the remainder. The first $7.8 million of otherwise reservable balances (subject to adjustments by the Federal Reserve) are exempted from the reserve requirements. The Bank is in compliance with the foregoing requirements.
      Community Reinvestment. Under the Community Reinvestment Act (“CRA”), a financial institution has a continuing and affirmative obligation, consistent with the safe and sound operation of such institution, to help meet the credit needs of its entire community, including low- and moderate-income neighborhoods. The CRA does not establish specific lending requirements or programs for financial institutions nor does it limit an institution’s discretion to develop the types of products and services that it believes are best suited to its particular community, consistent with the CRA. However, institutions are rated on their performance in meeting the needs of their communities. Performance is judged in three areas: (a) a lending test, to evaluate the institution’s record of making loans in its assessment areas; (b) an investment test, to evaluate the institution’s record of investing in community development projects, affordable housing and programs benefiting low or moderate income individuals and business; and (c) a service test to evaluate the institution’s delivery of services through its branches, ATMs and other offices. The CRA requires each federal banking agency, in connection with its examination of a financial institution, to assess and assign one of four ratings to the institution’s record of meeting the credit needs of its community and to take such record into account in its evaluation of certain applications by the institution, including applications for charters, branches and other deposit facilities, relocations, mergers, consolidations, acquisitions of assets or assumptions of liabilities and savings and loan holding company acquisitions. The CRA also requires that all institutions make public disclosure of their CRA ratings. The Bank received a “satisfactory” rating on its most recent CRA performance evaluation.
      Consumer Compliance. The Bank has been examined for consumer compliance on a regular basis.
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
      Midwest Bank Insurance Services, L.L.C. is an independent insurance agency established by Midwest Bank and Trust Company in 1998. Midwest Bank Insurance Services, L.L.C. is registered with, and subject to examination by, the Illinois Department of Insurance, and the Company believes that it is operating in compliance with applicable laws of the State of Illinois.
      Securities Brokerage. Midwest Financial and Investment Services, Inc., a subsidiary of the Company, makes available investment services through Raymond James, a broker dealer and investment advisory firm registered with the SEC and a member of the National Association of Securities Dealers.
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
Regulatory Developments
      On April 16, 2004, the Company was informed by a letter from the Securities and Exchange Commission that the Commission was conducting an inquiry in connection with the Company’s restatement of its September 30, 2002 financial statements. The Company is cooperating fully with the Commission on this matter.
      On September 21, 2005, the Company and the Bank received a letter from the Federal Reserve Bank of Chicago and Illinois Department of Financial and Professional Regulation stating that the written agreement entered into by the parties has been terminated.
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
      Among the factors that could have an impact on the Company’s ability to achieve operating results, growth plan goals, and the beliefs expressed or implied in forward-looking statements are:

•	Management’s ability to reduce and effectively manage interest rate risk and the impact of interest rates in general on the volatility of the Company’s net interest income;

•	Fluctuations in the value of the Company’s investment securities;

•	The ability to attract and retain senior management experienced in banking and financial services;

•	The sufficiency of allowances for loan losses to absorb the amount of actual losses inherent in the existing portfolio of loans;

•	The Company’s ability to adapt successfully to technological changes to compete effectively in the marketplace;

•	Credit risks and risks from concentrations (by geographic area and by industry) within the Bank’s loan portfolio and individual large loans;

•	The effects of competition from other commercial banks, thrifts, mortgage banking firms, consumer finance companies, credit unions, securities brokerage firms, insurance companies, money market and other mutual funds, and other financial institutions operating in the Company’s market or elsewhere or providing similar services;

•	The failure of assumptions underlying the establishment of allowances for loan losses and estimation of values of collateral and various financial assets and liabilities;

•	Volatility of rate sensitive deposits;

•	Operational risks, including data processing system failures or fraud;

•	Asset/liability matching risks and liquidity risks;

•	The ability to successfully acquire low cost deposits or funding;

•	The ability to successfully execute strategies to increase noninterest income;

•	The ability to successfully to grow non-commercial real estate loans;

•	The ability of the Company to consummate the acquisition of Royal American Corporation and to successfully integrate the Royal American Corporation acquisition once closed;

•	The ability of the Company to fully realize expected cost savings and revenues in connection with the Royal American Corporation acquisition, or the ability to realize them on a timely basis;

•	The risk of borrower, depositor, and other customer attrition after the Royal American Corporation acquisition is completed;

•	Changes in the economic environment, competition, or other factors that may influence the anticipated growth rate of loans and deposits, the quality of the loan portfolio and loan and deposit pricing, and the Company’s ability to successfully pursue acquisition and expansion strategies and integrate any acquired companies;

•	The impact from liabilities arising from legal or administrative proceedings on the financial condition of the Company;

•	Possible administrative or enforcement actions of banking regulators in connection with any material failure of the Bank to comply with banking laws, rules or regulations;

•	Possible administrative or enforcement actions of the Securities and Exchange Commission (the “SEC”) in connection with the SEC inquiry of the restatement of the Company’s September 30, 2002 financial statements;

•	Governmental monetary and fiscal policies, as well as legislative and regulatory changes, that may result in the imposition of costs and constraints on the Company through higher FDIC insurance premiums, significant fluctuations in market interest rates, increases in capital requirements, and operational limitations;

•	Changes in general economic or industry conditions, nationally or in the communities in which the Company conducts business;

•	Changes in accounting principles, policies, or guidelines affecting the businesses conducted by the Company;

•	Acts of war or terrorism; and

•	Other economic, competitive, governmental, regulatory, and technical factors affecting the Company’s operations, products, services, and prices.
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
EXECUTIVE OFFICERS OF THE REGISTRANT
      Listed below are the executive officers of the Company as of March 1, 2006.
      James J. Giancola (57) was named Director, President, and Chief Executive Officer of the Company and Midwest Bank and Trust Company (the “Bank”) in September 2004. In November 2004, Mr. Giancola was named Chairman, Director, President, Chief Executive Officer of MBTC Investment Company. In February 2005, he was named Director of Midwest Financial and Investment Services, Inc. Prior to joining the

Company, he was semi-retired and a private investor. Mr. Giancola has over 30 years experience in the banking industry. He served as president of Fifth Third Bank, Indiana from 1999 to 2000. He also served as president and CEO of CNB Bancshares, Inc., a seven billion dollar bank holding company in Evansville, Indiana from 1997 to 1999. Mr. Giancola also served as president of Gainer Bank located in Northwest Indiana.
      Daniel R. Kadolph, CPA (43) was named Senior Vice President and Chief Financial Officer in 2000 of the Company. Mr. Kadolph was also named director of Midwest Financial and Investment Services, Inc. in March 2002 and a director, secretary, and treasurer of MBTC Investment Company in 2002. He has served as Comptroller of the Company since 1994 and Treasurer since 1997. Mr. Kadolph has served in various management capacities at the Company and its subsidiaries since 1988.
      David M. Viar (56) was named Executive Vice President and Chief Investment Officer of the Company and the Bank in December 2004. In February 2005, Mr. Viar was named Director and Executive Vice President of MBTC Investment Company. Mr. Viar has over 25 years of experience in fixed income securities, funds management, derivatives, and asset/liability management for financial institutions. He has served as manager of funding and investments for Integra Bank Corporation, Evansville, Indiana from 2000 to 2004. He also served in similar capacities at CNB Bancshares, Inc., Evansville, Indiana and Dominion Bankshares, Inc., Roanoke, Virginia.
      Mary C. Ceas, SPHR (48) was named Senior Vice President — Human Resources of the Company in 2000. Previously, Ms. Ceas was Vice President — Human Resources since 1997 and served as Director — Training and Development from 1995 to 1997.
      Sheldon Bernstein (59) was named Executive Vice President of the Bank in January 2005. He previously served as Senior Vice President of the Company from 2001 to 2005. Mr. Bernstein has served as President of the Bank, Cook County Region from 2000 to 2004. From 2000 through 2002, he served as Chief Operating Officer of the Bank. Previously, Mr. Bernstein served as Executive Vice President-Lending of the Bank since 2000 and 1993, respectively. He was also served as director of Midwest Financial and Investment Services, Inc. from 2002 to 2005. Mr. Bernstein was a director of First Midwest Data Corp from 2001 to 2002.
      Thomas A. Caravello (57) was named Executive Vice President and Chief Credit Officer of the Bank in January 2005. He has served as Senior Vice President — Credit Administration from 2003 to 2005. Previously he served as Vice President — Credit Administration from 1998 to 2003.
      Bruno P. Costa (45) was named Executive Vice President and Chief Operations and Technology Officer of the Bank in January 2005. He served as President of the Information Services Division of the Bank from 2002 to 2005. Mr. Costa served as President and Chief Executive Officer of First Midwest Data Corp. from 1995 to 2002. He held various management positions at the Bank since 1983.
      Thomas H. Hackett (58) was named Executive Vice President of the Bank in November 2003. He previously was division manager at Banc One, Chicago, Illinois from 2002 to 2003. Prior, he was first vice president of American National Bank of Chicago from 1997 to 2002. He has also served in similar capacities at First Chicago/ NBD, Park Ridge, IL, NBD of Woodridge and Heritage Bank of Woodridge, Illinois.
      Mary M. Henthorn (48) was named Executive Vice President of the Bank in January 2005. She previously served as Senior Vice President of the Company from 2001 to 2005. She also served as President of the Bank, DuPage County Region from 2002 to 2004. She served as director of Midwest Financial and Investment Services, Inc. from 2002 to 2005. Ms. Henthorn served as President and Chief Executive Officer of Midwest Bank of Hinsdale from 2000 to 2002. Previously, she served as Executive Vice President and a director of Midwest Bank of Hinsdale from 1996 to 2002. She held various management positions at Midwest Bank of Hinsdale and the Bank since 1992.
      Dennis M. Motyka (55) was named Executive Vice President of the Bank and director of Midwest Financial and Investment Services, Inc. in October 2005. He previously was senior vice president and director of banking centers for Cole Taylor Bank in Rosemont from 2002 to 2005. Previously, he was senior vice president and Illinois regional manager for LaSalle Bank in Chicago from 1996 to 2002. He also held positions with Comerica Bank and Affiliated Bank, both in Franklin Park, as well as with Western National Bank in Cicero.
      William H. Stoll (50) was named Executive Vice President of the Bank in January 2005. In February 2005, he was named Director of Midwest Financial and Investment Services, Inc. He previously was senior vice president and chief lending officer of Mercantile Bank, Hammond, Indiana from 2002 to 2005. Prior, he was national bank examiner of the Comptroller of the Currency, Chicago, IL from 2000 to 2002 and senior vice president — manager — commercial lending of Fifth Third Bank, Merrillville, Indiana from 1999 to 2000. He has also served in similar capacities at Merchantile National Bank, Hammond, Indiana and NBD — Gainer Bank, Merrillville, Indiana.

Item 1A.	Risk Factors
      The Company’s business, financial condition or results of operations could be materially adversely affected by any of these risks.
Changes in economic conditions, in particular an economic slowdown in Chicago, Illinois, could hurt the Company’s business materially.
      The Company’s business is directly affected by factors such as economic, political and market conditions, broad trends in industry and finance, legislative and regulatory changes, changes in government monetary and fiscal policies and inflation, all of which are beyond its control. Deterioration in economic conditions, in particular an economic slowdown in Chicago, Illinois, could result in the following consequences, any of which could hurt the Company’s business materially:

•	loan delinquencies may increase;

•	problem assets and foreclosures may increase;

•	demand for its products and services may decline;

•	low cost or noninterest bearing deposits may decrease; and

•	collateral for loans made by us, especially real estate, may decline in value, in turn reducing customers’ borrowing power, and reducing the value of assets and collateral associated with the Company’s existing loans.
A large percentage of the Company’s loans are collateralized by real estate, and an adverse change in the real estate market may result in losses and adversely affect its profitability.
      Approximately 84.9% of the Company’s loan portfolio as of December 31, 2005 was comprised of loans collateralized by real estate; a substantial portion of this real estate collateral is located in the Chicago market. An adverse change in the economy affecting real estate values generally or in the Chicago market specifically could significantly impair the value of the Company’s collateral and its ability to sell the collateral upon foreclosure. In the event of a default with respect to any of these loans, amounts received upon sale of the collateral may be insufficient to recover outstanding principal and interest on the loan. As a result, the Company’s profitability could be negatively impacted by an adverse change in the real estate market.
The Company’s business is subject to interest rate risk and fluctuations in interest rates may adversely affect its earnings.
      The majority of the Company’s assets and liabilities are monetary in nature and subject to risk from changes in interest rates. Like most financial institutions, the Company’s earnings and profitability depend significantly on its net interest income, which is the difference between interest income on interest-earning assets, such as loans and investment securities, and interest expense on interest-bearing liabilities, such as deposits and borrowings. The Company expects that it will periodically experience “gaps” in the interest rate sensitivities of its assets and liabilities, meaning that either its interest-bearing liabilities will be more sensitive to changes in market interest rates than its interest-earning assets, or vice versa. However, the actual effect of changing interest rates on the Company’s earnings may vary due to the speed and magnitude of the changes, the degree to which short-term and long-term rates are similarly affected, and other factors. The Company’s asset-liability management strategy may not be able to control its risk from changes in market interest rates, and it may not be able to prevent changes in interest rates from having a material adverse effect on its results of operations and financial condition.
      In addition, the Company is unable to predict or control fluctuations of market interest rates, which are affected by many factors, including the following:

•	inflation;

•	recession;

•	changes in unemployment;

•	the money supply; and

•	international disorder and instability in domestic and foreign financial markets.
      Changes in interest rates may also adversely affect the growth rate of the Company’s loans and deposits, the quality of its loan portfolio, loan and deposit pricing, the volume of loan originations in its mortgage banking business and the value that it can recognize on the sale of mortgage loans in the secondary market.
The Company’s allowance for loan losses may not be sufficient to cover actual loan losses, which could adversely affect its results of operations.
      As a lender, the Company is exposed to the risk that its loan customers may not repay their loans according to their terms and that the collateral securing the payment of these loans may be insufficient to assure repayment. The Company may experience significant loan losses which could have a material adverse effect on its operating results. Management makes various assumptions and judgments about the collectibility of the Company’s loan portfolio, which are based in part on:

•	current economic conditions and their estimated effects on specific borrowers;

•	an evaluation of the existing relationships among loans, potential loan losses and the present level of the allowance;

•	results of examinations of the Company’s loan portfolios by regulatory agencies; and

•	management’s internal review of the loan portfolio.
      The Company maintains an allowance for loan losses in an attempt to cover probable incurred loan losses inherent in its loan portfolio. Additional loan losses will likely occur in the future and may occur at a rate greater than the Company has experienced to date. In determining the size of the allowance, the Company relies on an analysis of its loan portfolio, its experience, and its evaluation of general economic conditions. If the Company’s assumptions and analysis prove to be incorrect, its current allowance may not be sufficient. In addition, adjustments may be necessary to allow for unexpected volatility or deterioration in the local or national economy or other factors such as changes in interest rates that may be beyond its control. Material additions to the allowance would materially decrease the Company’s net income. In addition, federal regulators periodically review the Company’s allowance for loan losses and may require it to increase its provision for loan losses or recognize further loan charge-offs, based on judgments different than those of the Company’s management. Any increase in the Company’s loan allowance or loan charge-offs as required by these regulatory agencies could have a material adverse effect on its results of operations.
An interruption in or breach in security of the Company’s information systems may result in a loss of customer business.
      The Company relies heavily on communications and information systems to conduct its business. Any failure or interruptions or breach in security of these systems could result in failures or disruptions in its customer relationship management, general ledger, deposits, servicing, or loan origination systems. The occurrence of any failures or interruptions could result in a loss of customer business and have a material adverse effect on the Company’s results of operations and financial condition.
The Company’s ability to pay dividends and make payment on its debt securities is dependent on the earnings of its subsidiaries and is subject to other restrictions.
      Most of the Company’s revenues available for payment of dividends and to make payments on its debt securities derive from amounts paid to it by its subsidiary bank. Under applicable banking law, the total dividends declared in any calendar year by a state-chartered bank (the Bank) may not, without the approval of the Federal Reserve, or the FDIC, as the case may be, exceed the aggregate of the bank’s net profits and retained net profits for the preceding two years. The Bank is also subject to limits on dividends under the Illinois Banking Act.
      If, in the opinion of the federal bank regulatory agency, a depository institution under its jurisdiction is engaged in or is about to engage in an unsafe or unsound practice (which, depending on the financial condition of the depository institution, could include the payment of dividends), the agency may require that the bank cease and desist from the practice. The Federal Reserve has similar authority with respect to bank holding companies. In addition, the federal bank regulatory agencies have issued policy statements which provide that insured banks and bank holding companies should generally only pay dividends out of current operating earnings. Finally, these regulatory authorities have established guidelines with respect to the maintenance of appropriate levels of capital by a bank, bank holding company or savings association under their jurisdiction. Compliance with the standards set forth in these guidelines could limit the amount of dividends that the Company and its affiliates may pay in the future.
      Under the terms of junior indentures the Company has issued, it has agreed not to declare or pay any dividends or distributions on, or redeem, purchase, acquire or make a liquidation payment with respect to, any of its common stock or preferred stock if, at that time, there is a default under the junior indenture or a related guarantee or it has delayed interest payments on the securities issued under the junior indenture. The Company also has dividend limitations under its revolving line of credit agreement.
The Company’s business may be adversely affected by the highly regulated environment in which it operates.
      The Company is subject to extensive federal and state legislation, regulation and supervision. The burden of regulatory compliance has increased under current legislation and banking regulations and is likely to continue to have or may have a significant impact on the financial services industry. Recent legislative and regulatory changes, as well as changes in regulatory enforcement policies and capital adequacy guidelines, are increasing the Company’s costs of doing business and, as a result, may create an advantage for its competitors who may not be subject to similar legislative and regulatory requirements. In addition, future regulatory changes, including changes to regulatory capital requirements, could have an adverse impact on the Company’s future results. In addition, the federal and state bank regulatory authorities who supervise the Company have broad discretionary powers to take enforcement actions against banks for failure to comply with applicable regulations and laws. If the Company fails to comply with applicable laws or regulations, it could become subject to enforcement actions that have a material adverse effect on its future results.
The Company could encounter difficulties or unexpected developments related to any future acquisitions.
      The Company plans to pursue potential acquisitions of other community-oriented banks as well as specialty lending and related financial services businesses which could also present challenges relating to the integration of the operations of acquired businesses into its organization. To the extent acquisitions divert a significant amount of management time and attention, the Company’s business could be disrupted.
Provisions in the Company’s amended and restated certificate of incorporation and its amended and restated by-laws may delay or prevent an acquisition of the Company by a third party.
      The Company’s amended and restated certificate of incorporation and its amended and restated by-laws contain provisions that may make it more difficult for a third party to gain control or acquire the Company without the consent of its board of directors. These provisions also could discourage proxy contests and may make it more difficult for dissident stockholders to elect representatives as directors and take other corporate actions.
      These provisions of the Company’s governing documents may have the effect of delaying, deferring or preventing a transaction or a change in control that some or many of its stockholders might believe to be in their best interest.

Item 1B.	Unresolved Staff Comments
      None.

Item 2.	Properties
      The following table sets forth certain information regarding the Company’s principal office and bank branches.

	Date	Net Book Value at	Leased or
Location	Acquired	December 31, 2005	Owned

	(In thousands)
Principal Office
501 West North Avenue	1987	$734	Owned
Melrose Park, Illinois 60160
Midwest Bank and Trust Company Banking Offices
1606 North Harlem Avenue	1959	1,549	Owned
Elmwood Park, Illinois 60607
300 South Michigan Avenue	1986	—	Leased
Chicago, Illinois 60604
4012 North Pulaski Road	1993	875	Owned
Chicago, Illinois 60641
7227 West Addison Street	1996	1,087	Owned
Chicago, Illinois 60634
1601 North Milwaukee Avenue	2003	3,001	Owned
Chicago, Illinois 60647
8301 West Lawrence	2003	124	*
Norridge, Illinois 60656
245 South Addison Road	2002	927	Owned
Addison, Illinois 60101
1441 Waukegan Road	2003	11	Leased
Glenview, Illinois 60025
500 West Chestnut Street	1991	1,492	Owned
Hinsdale, Illinois 60521
927 Curtiss Street	1996	2	Leased
Downers Grove, Illinois 60515
505 North Roselle Road	1999	1,945	Owned
Roselle, Illinois 60172
17622 Depot Street	1987	45	Owned
Union, Illinois 60180
2045 East Algonquin Road	1994	663	Owned
Algonquin, Illinois 60102
204 E. State Road	1998	307	Owned
Island Lake, Illinois 60042
5555 Bull Valley Road	1998	1,175	Owned
McHenry, Illinois 60050
1190 Old McHenry Road	2003	4,310	Owned
Long Grove, Illinois 60047

*	Land is leased and building is owned.
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
      The Company’s common stock is traded over-the-counter and quoted on the Nasdaq National Market under the symbol “MBHI.” As of March 1, 2006, the Company had approximately 4,515 stockholders of record. The table below sets forth the high and low sale prices of the common stock and the cash dividends declared during the periods indicated. The Company has not repurchased common shares in 2004 or 2005.

			Dividends Declared
	High	Low	Per Common Share

2004
First Quarter	$25.00	$22.08	$0.12
Second Quarter	24.39	21.31	0.12
Third Quarter	22.25	17.96	0.12
Fourth Quarter	23.17	19.20	0.12
2005
First Quarter	$22.80	$19.55	$0.12
Second Quarter	20.20	17.92	0.12
Third Quarter	24.24	19.13	0.12
Fourth Quarter	23.50	21.00	0.12
      Holders of common stock are entitled to receive such dividends that may be declared by the Board of Directors from time to time and paid out of funds legally available therefore. Because the Company’s consolidated net income consists largely of net income of the Bank, the Company’s ability to pay dividends depends upon its receipt of dividends from the Bank. The Bank’s ability to pay dividends is regulated by banking statutes. See “Supervision and Regulation, Financial Institution Regulation — Dividend Limitations.” The declaration of dividends by the Company is discretionary and depends on the Company’s earnings and financial condition, regulatory limitations, tax considerations and other factors including limitations imposed by the terms of the Company’s revolving lines of credit and limitations imposed by the terms of the Company’s outstanding junior subordinated debt owed to its unconsolidated trusts. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity.” While the Board of Directors expects to continue to declare dividends quarterly, there can be no assurance that dividends will be paid in the future.

Item 6.	Selected Consolidated Financial Data
      The following table sets forth certain selected consolidated financial data at or for the periods indicated. In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the related results of operations and gain for MBWI are reflected in the Company’s statements of income as “discontinued operations.” This information should be read in conjunction with the Company’s Consolidated Financial Statements and notes thereto included herein. See “Item 8, Consolidated Financial Statements and Supplementary Data.”

	Year Ended December 31,

	2005	2004	2003	2002	2001

	(Dollars in thousands, except per share data)
Statement of Income Data:
Total interest income	$112,244	$91,962	$98,108	$97,420	$97,483
Total interest expense	50,797	41,780	43,260	45,460	56,248

Net interest income	61,447	50,182	54,848	51,960	41,235
Provision for loan losses	2,589	3,400	9,455	17,360	1,920
Noninterest income	(6,245)	(88)	19,829	11,422	10,622
Noninterest expenses	60,527	46,491	38,099	29,040	26,567

Income (loss) before income taxes and discontinued operations	(7,914)	203	27,123	16,981	23,370
Provision (benefit) for income taxes	(6,325)	(2,869)	7,779	3,682	7,741

Income (loss) from continuing operations	(1,589)	3,072	19,344	13,299	15,629
Income (loss) from discontinued operations	7,533	(696)	3,437	3,009	2,253

Net income	$5,944	$2,376	$22,781	$16,308	$17,882

Per Share Data(1):
Earnings per share (basic) from continuing operations	$(0.08)	$0.17	$1.09	$0.82	$0.97
Earnings per share (basic) from Discontinued operations	0.38	(0.04)	0.19	0.19	0.14
Earnings per share (basic)	0.30	0.13	1.28	1.01	1.11
Earnings per share (diluted) from continuing operations	(0.08)	0.17	1.06	0.81	0.96
Earnings per share (diluted) from Discontinued operations	0.38	(0.04)	0.19	0.18	0.14
Earnings per share (diluted)	0.30	0.13	1.25	0.99	1.10
Cash dividends declared	0.48	0.48	0.44	0.40	0.40
Book value at end of year	9.91	7.66	8.01	7.12	5.99
Tangible book value at end of year	9.87	7.61	7.96	7.06	5.98
Selected Financial Ratios:
Return on average assets from continuing operations(2)	(0.07)%	0.13%	0.87%	0.70%	0.98%
Return on average equity from continuing operations(3)	(0.95)	2.17	13.12	12.08	17.04
Dividend payout ratio	162.38	279.59	40.55	48.57	41.21
Average equity to average assets	7.29	6.12	6.60	5.83	5.75
Tier 1 risk-based capital	16.97	13.27	13.68	10.49	9.93
Total risk-based capital	18.07	14.65	14.74	11.74	10.82
Net interest margin (tax equivalent)(4)(5)(6)	3.31	2.82	3.19	3.49	3.33
Loan to deposit ratio(6)	88.74	73.12	67.34	83.52	84.44
Net overhead expense to average assets(6)(7)	2.14	1.58	1.01	0.99	1.15
Efficiency ratio(6)(8)	75.44	72.79	49.56	44.58	51.10

	Year Ended December 31,

	2005		2004		2003		2002		2001

	(Dollars in thousands, except per share data)
Loan Quality Ratios(6):
Allowance for loan losses to total loans at the end of year	1.31		1.48		1.51		1.92		1.00
Provision for loan losses to total loans	0.19		0.31		0.99		1.71		0.22
Net loans charged off to average total loans	0.09		0.17		0.82		0.69		0.07
Nonaccruing loans to total loans at the end of year(9)	0.58		0.85		1.56		2.75		0.19
Nonperforming assets to total assets(10)	0.83		0.78		0.96		1.40		0.11
Allowance for loan losses to nonaccruing loans	2.25	x	1.74	x	0.97	x	0.70	x	5.28x
Balance Sheet Data:
Total assets	$2,307,608		$2,236,813		$2,264,149		$2,009,047		$1,810,422
Total earning assets(6)	2,126,227		1,807,609		1,807,207		1,651,917		1,477,518
Year-to-date average assets	2,305,086		2,310,594		2,234,293		1,889,511		1,593,939
Total loans(6)	1,351,908		1,097,992		956,951		1,016,505		887,114
Allowance for loan losses(6)	17,760		16,217		14,459		19,540		8,858
Total deposits(6)	1,523,384		1,501,646		1,421,027		1,217,101		1,050,562
Total borrowings(6)	538,480		320,636		418,797		385,659		378,162
Stockholders’ equity	216,126		137,423		143,081		114,951		96,214
Tangible stockholders’ equity(6)(11)	215,235		136,532		142,190		114,060		96,084

(1)	Restated for 3-for-2 stock split paid July 9, 2002.

(2)	Net income divided by year-to-date average assets.

(3)	Net income divided by year-to-date average equity.

(4)	Net interest income, on a fully tax-equivalent basis, divided by year-to-date average earning assets.

(5)	The following table reconciles reported net interest income on a fully tax-equivalent basis for the periods presented:

	2005	2004	2003	2002	2001

Net interest income	$61,447	$50,182	$54,848	$51,960	$41,235
Tax-equivalent adjustment to net interest income	2,628	2,399	3,511	2,365	2,144

Net interest income, fully tax-equivalent basis	$64,075	$52,581	$58,359	$54,325	$43,379

(6)	Reflects continuing operations due to the sale of bank subsidiary on September 30, 2005.

(7)	Noninterest expense less noninterest income, excluding security gains or losses, divided by average assets.

(8)	Noninterest income, excluding security gains or losses, plus net interest income on a fully tax-equivalent basis divided by noninterest expense excluding amortization and other real estate expense.

(9)	Includes total nonaccrual, impaired and all other loans 90 days or more past due.

(10)	Includes total nonaccrual, all other loans 90 days or more past due, and other real estate owned.

(11)	Stockholders’ equity less goodwill. The following table reconciles reported stockholders’ equity to tangible stockholders’ equity for the periods presented:

	2005	2004	2003	2002	2001

Stockholders’ equity	$216,126	$137,423	$143,081	$114,951	$96,214
Goodwill	891	891	891	891	130

Tangible stockholders’ equity	$215,235	$136,532	$142,190	$114,060	$96,084

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Overview
      The Company’s principal business is conducted by the Bank and consists of a full range of community-based financial services, including commercial and retail banking. The profitability of the Company’s operations depends primarily on its net interest income, provision for loan losses, noninterest income, and noninterest expenses. Net interest income is the difference between the income the Company receives on its loan and securities portfolios and its cost of funds, which consists of interest paid on deposits and borrowings. The provision for loan losses reflects the cost of credit risk in the Company’s loan portfolio. Noninterest income consists of service charges on deposit accounts, securities gains or losses, net trading profits or losses, gains on sales of loans, insurance and brokerage commissions, trust income, increase in cash surrender value of life insurance, and other noninterest income. Noninterest expenses include salaries and employee benefits, occupancy and equipment expenses, professional services, and other noninterest expenses.
      Net interest income is dependent on the amounts of and yields on interest-earning assets as compared to the amounts of and rates on interest-bearing liabilities. Net interest income is sensitive to changes in market interest rates and is dependent on the Company’s asset/liability management procedures to cope with such changes. The provision for loan losses is based upon management’s assessment of the collectibility of the loan portfolio under current economic conditions. Noninterest expenses are influenced by the growth of operations, with additional employees necessary to staff and open new bank branches, and marketing expenses necessary to promote them. Growth in the number of account relationships directly affects such expenses as data processing costs, supplies, postage, and other miscellaneous expenses.
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
      The Company’s methodology for determining the allowance for loan losses represents an estimation pursuant to SFAS No. 5, “Accounting for Contingencies,” and SFAS No. 114, “Accounting by Creditors for Impairment of a Loan.” The allowance reflects expected losses resulting from analyses developed through specific credit allocations for individual loans and historical loss experience for each loan category. The specific credit allocations are based on regular analyses of commercial, commercial real estate, and agricultural loans over $300,000 where the internal credit rating is at or below a predetermined classification. These analyses involve a high degree of judgment in estimating the amount of loss associated with specific loans, including estimating the amount and timing of future cash flows and collateral values. The Company’s historical loss factors are updated quarterly. The allowance for loan losses also includes consideration of concentrations and changes in portfolio mix and volume, and other qualitative factors. In addition, regulatory agencies, as an integral part of their examinations, may require the Company to make additions to the allowance based on their judgment about information available to them at the time of their examinations.
      There are many factors affecting the allowance for loan losses; some are quantitative while others require qualitative judgment. The process for determining the allowance (which management believes adequately considers all of the potential factors which might possibly result in credit losses) includes subjective elements and, therefore, may be susceptible to significant change. To the extent actual outcomes differ from management estimates, additional provision for credit losses could be required that could adversely affect the Company’s earnings or financial position in future periods.
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
      Evaluation of Securities for Impairment: Securities are classified as held-to-maturity when the Company has the ability and management has the positive intent to hold those securities to maturity. Accordingly, they are stated at cost adjusted for amortization of premiums and accretion of discounts. Securities are classified as available-for-sale when the Company may decide to sell those securities due to changes in market interest rates, liquidity needs, changes in yields or alternative investments, and for other reasons. They are carried at fair value with unrealized gains and losses, net of taxes, reported in other comprehensive income (loss). Interest income is reported net of amortization of premium and accretion of discount. Realized gains and losses on the disposition of securities available-for-sale are based on the net proceeds and the adjusted carrying amounts of the securities sold, using the specific identification method. Declines in the fair value of held-to-maturity and available-for-sale securities below their cost that are deemed to be other than temporary are reflected in earnings as realized losses. In estimating other than temporary losses, management considers (1) the length of time and extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value. The evaluation also considers the impact that impairment may have on future capital, earnings, and liquidity.
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
Recent Developments
      On May 31, 2005, the Company entered into a Stock Purchase Agreement with Western Illinois Bancshares, Inc. (“WIB”), pursuant to which WIB acquired Midwest Bank of Western Illinois, Monmouth, Illinois (“MBWI”), formerly one of the Company’s bank subsidiaries.

      The sale of MBWI closed on September 30, 2005. The sale price was $32.0 million. MBWI made a dividend distribution to the Company, prior to the sale closing, in an amount equal to $3.9 million. The after-tax gain on the sale of MBWI of $6.9 million is reflected in the income statement in discontinued operations for the year ended December 31, 2005. The Stock Purchase Agreement provides the parties with a method for resolving any disputes arising in connection with the transaction. On November 29, 2005, WIB furnished the Company with a notice to arbitrate the computation of the final purchase price. No further developments have occurred since that time, and the Company currently does not anticipate any significant changes to the final purchase price.
      In June 2005, the Company completed its balance sheet repositioning which included the sale of low-yielding, long duration U.S. government-sponsored entity notes, prepayment of long-term high cost FHLB advances, and redemption of 10% trust preferred securities with pre-tax charges of $30.8 million from continuing operations.
      On August 16, 2005, the Company issued 3,450,000 shares of its common stock at $21.00 in a secondary public offering. This offering, which included 450,000 shares to cover over-allotments, increased equity by $67.9 million, after issuance costs.
      On February 8, 2006, the Company entered into an agreement and plan of merger with Royal American Corporation (“Royal American”) for a cash and stock merger transaction. The Company expects to issue 2.9 million common shares and pay $64.3 million in cash for an expected total purchase price of $130.2 million. The Company’s stock will comprise up to 51% of the purchase price, at an exchange ratio of 3.58429 shares for each Royal American common share, and the remainder will be paid in cash at the rate of $80 per Royal American common share. This transaction is expected to close in mid-2006, pending regulatory approval as well as Royal American stockholder approval.
Consolidated Results of Operations

2005 Compared to 2004
      Set forth below are some highlights of 2005 results compared to 2004. In accordance with SFAS 144, the results of operations and gain on sale of MBWI are reflected in the Company’s statements of income as “discontinued operations” and are not included in the discussion below.

•	Total assets increased $70.8 million, or 3.2%, to $2.3 billion as of December 31, 2005 from December 31, 2004 or increased $353.3 million after giving consideration to the sale of MBWI on September 30, 2005 which had assets of $282.5 million.

•	In June 2005, the Company completed its balance sheet repositioning which included the sale of low-yielding, long duration U.S. government-sponsored entity notes, the prepayment of long-term high cost FHLB advances, and the redemption of 10% trust preferred securities with after-tax charges of $21.0 million.

•	Loans increased $253.9 million, or 23.1%, to $1.4 billion as of December 31, 2005 compared to December 31, 2004.

•	Net loans charged off to average total loans were 0.09% at December 31, 2005 compared to 0.17% in the prior year.

•	Securities increased by $221.4 million, or 42.1%, in 2005 compared to 2004 as a result of investing federal funds sold and other short-term investments of $169.8 million held at December 31, 2004.

•	Allowance to nonaccruing loans coverage increased to 2.25x in 2005 from 1.74x in 2004.

•	Loss from continuing operations was $1.6 million for the year ended December 31, 2005 compared to income from continuing operations of $3.1 million for the prior year.

•	Core income from continuing operations (defined as income from continuing operations excluding charges from the balance sheet repositioning and retirement benefit obligation as reconciled below in

Supplemental Information) was $17.4 million for the year ended December 31, 2005 or 75.6% higher compared to core income from continuing operations of $9.9 million for the year ended December 31, 2004.

•	The return on average assets from continuing operations was a negative 0.07% for 2005 and a positive 0.13% for 2004; core return on average assets from continuing operations was 0.76% for 2005 and 0.43% for 2004.

•	The return on average equity from continuing operations decreased to a negative 0.95% in 2005 from 2.17% in 2004; core return on average equity from continuing operations was 10.37% for 2005 and 7.01% for 2004.

      Net Interest Income. Net interest income on a fully tax-equivalent basis increased $11.5 million, or 21.9%, to $64.1 million in 2005 from $52.6 million in 2004, mainly driven by the repositioning of the securities portfolio and the increase in rates and growth in loans. Average yields on earning assets increased to a greater extent than average rates paid on deposits and borrowings. Evidence of this is the increase in the Company’s net interest margin (tax equivalent net interest income as a percentage of earning assets) to 3.31% for 2005 compared to 2.82% for 2004.
      Trends in average earning assets include:

•	Interest income on a fully tax-equivalent basis increased $20.5 million to $114.9 in 2005 compared to $94.4 million in 2004. Average earning assets increased by $74.8 million, and average yields increased by 87 basis points.

•	Interest income on loans on a fully tax-equivalent basis increased $20.6 million to $80.3 million in 2005 from $59.7 million in 2004 due to an increase in average rates paid on loans from 6.06% to 6.62% and an increase of $225.5 million in average loans.

•	Interest income on securities on a fully tax-equivalent basis increased $1.1 million to $33.4 million in 2005 from $32.3 million in 2004 as a result of an increase of yields on securities from 4.33% in 2004 to 4.81% in 2005 despite a $50.3 million decrease in average securities. The duration of the securities portfolio decreased to 3.8 years at December 31, 2005 from 5.0 years a year ago.

•	Consistent with its 2005 strategy, the Company has changed the mix of its securities portfolio through the sale of U.S. government-sponsored entity notes in the fourth quarter of 2004 and the first half 2005 and the investment in mortgage-backed securities described below.

•	During 2005, the Company invested $342.4 million in 5/1, 7/1, and 10/1 adjustable rate mortgage-backed securities with a weighted average yield of 4.84% as well as $201.4 million in 15-year fixed mortgage-backed securities with a weighted average yield of 4.87%. The Company expects these securities to provide added liquidity to fund future loan growth.

•	Average cash equivalents decreased by $98.4 million compared to 2004 due to more proactive funds management.
      Trends in average interest-bearing liabilities include:

•	Interest expense on interest-bearing liabilities increased $9.0 million to $50.8 million in 2005 from $41.8 million in 2004, or 21.6%, due primarily to the increase in interest expense on deposits. Average balances on interest-bearing liabilities increased by $44.8 million in 2005 to $1.8 billion.

•	Interest expense on interest-bearing deposits increased by $6.4 million to $34.1 million in 2005 from $27.7 million in 2004, or 23.2%. This is mainly the result of the increase in average rates paid on certificates of deposits and public funds of 58 basis points in 2005 and increase in average balances of $32.8 million. Average interest-bearing core deposits (interest-bearing demand deposit, money market, and savings accounts) increased $9.9 million compared to 2004, while rates paid increased 13 basis points.

•	The Company also experienced a migration of balances in core interest-bearing deposits (interest-bearing demand, money market, and savings accounts) to certificates of deposits as a result of the upward movement in rates.

•	Interest expense on borrowings increased by $2.6 million to $16.7 million in 2005 from $14.1 million in 2004, or 18.4%. Included in 2004’s interest expense is a purchase accounting adjustment of $2.1 million which reduced the interest expense on FHLB advances.

•	Interest expense on Federal funds purchased and securities sold under agreements to repurchase increased by $2.9 million in 2005 as a result of the increase in rates of 40 basis points and average balances of $73.0 million. This increase in Federal funds purchased and securities sold under agreements to repurchase was a result of the Company’s difficulty in raising low cost deposits.

•	The Company prepaid $121.5 million of FHLB advances with an average rate of 5.47%, unwound the interest rate swaps associated with those advances, and replaced them with $150.0 million in new advances with an average rate of 3.48%.

•	The Company also redeemed $20.6 million of its junior subordinated debt at a rate of 10.00% during June 2005 and replaced it with another issuance for the same amount at LIBOR plus 177 basis points adjusting quarterly.
      Provision for Loan Losses. The provision for loan losses decreased by $811,000, or 23.9%, to $2.6 million in 2005 from $3.4 million in 2004 due to reduced provisions relating to a lower level of nonaccruing loans, which decreased from $9.3 million at December 31, 2004 to $7.9 million at December 31, 2005 (see Nonaccruing Loans). As of December 31, 2005, the allowance for loan losses totaled $17.8 million, or 1.31% of total loans, and was equal to 224.7% of nonaccruing loans.
      Noninterest Income. The Company’s total noninterest income decreased $6.2 million to a loss of $6.2 million in 2005 from a loss of $88,000 in 2004. The decrease in noninterest income in 2005 compared to 2004 was primarily due to the increase in net losses on securities transactions of $13.7 million, as a result of the balance sheet repositioning. Other changes in noninterest income are noted below:

•	$116,000 decrease in service charges on deposits mainly due to the decrease in overdraft and noninterest-bearing demand deposit service charges of $266,000 partially offset by the increase in ATM and debit card fees of $113,000;

•	$204,000 increase in trading profits:

•	covered call options were written to provide incremental revenue enhancement when market conditions provided such opportunities, and

•	compared to 2004, trading activities have been curtailed with reductions in the volume of securities traded and number of transactions;

•	$95,000 increase in insurance and brokerage commissions;

•	$315,000 increase in the cash surrender value of life insurance (reflecting the additional investment of $20.0 million in July of 2004 and the increase in crediting rates);

•	$180,000 decrease in gains on sale of loans (as a result of a lower level of mortgage refinancing volume and the retention of variable rate mortgages in the portfolio); and

•	A life insurance benefit was received in the third quarter of 2005 in the amount of $789,000.
      As part of the Company’s strategic plan, the Company is focusing on opportunities to increase noninterest income especially in the areas of corporate cash management, insurance and investment services, trust services, and secondary-market mortgage lending.
      Noninterest Expenses. The Company’s total noninterest expenses increased by $14.0 million, or 30.2%, to $60.5 million in 2005 from $46.5 million in 2004, mainly due to the charges taken in connection with the balance sheet repositioning. Noninterest expenses as a percentage of average assets were 2.63% for the year ended 2005 compared to 2.01% for the year ended 2004. Net overhead expenses were 2.14% as a percentage of average assets in 2005 compared to 1.58% in 2004. The increase in total noninterest expenses in 2005 was primarily due to the following factors:

•	Salaries and employee benefits increased $2.4 million reflecting additions of new management personnel;

•	Occupancy and equipment decreased $406,000 in 2005 compared to the prior year mainly due to a decrease in real estate taxes;

•	Professional services increased $51,000 for 2005 compared to 2004 due to an increase in audit and ATM processing fees and a decrease in legal and consulting expenses;

•	A $2.4 million write down of other real estate owned was taken in the second quarter of 2005; and

•	The loss on extinguishment of debt (FHLB advances, as mentioned above) was $13.1 million in 2005.
      These increases contributed to a slight deterioration in the efficiency ratio to 75.44% for the year ended December 31, 2005 compared to 72.79% in 2004. The core efficiency ratio (which excludes the balance sheet repositioning and employee severance charges as well as the life insurance benefit) was 58.00% for 2005 and 63.67% for 2004 which is attributed to an increase in revenues more than offsetting the increase in overhead expenses.
      Federal and State Income Tax. The Company’s consolidated income tax rate varies from statutory rates principally due to interest income from tax-exempt securities and loans. The Company recorded income tax benefit of $6.3 million in 2005 compared to $2.9 million in 2004. Set forth below is a reconciliation of the effective tax rate from continuing operations as of December 31, 2005 and December 31, 2004.

	Year Ended
	December 31,

	2005	2004

	(In thousands)
Income taxes computed at the statutory rate	$(2,770)	$71
Tax-exempt interest income on securities and loans	(563)	(404)
General business credits	(255)	(100)
State income taxes, net of federal tax benefit	(952)	(1,105)
Cash surrender value increase, net of premiums	(615)	(503)
Life insurance benefit	(276)	—
Dividends received deduction	(868)	(1,053)
Other	(26)	225

Total benefit for income taxes	$(6,325)	$(2,869)

      Supplemental Information. Core net income is net income excluding the balance sheet repositioning charges, severance charges, write down of other real estate owned, and the gain on the sale of MBWI. Management believes that core income from continuing operations is a more useful measure of operating performance since it excludes items that are not recurring in nature. In addition, management believes core income is more reflective of current trends. The following table reconciles reported net income to core net income from continuing operations for the years ended December 31, 2005 and 2004:

	2005	2004

Income (loss) from continuing operations	$(1,589)	$3,072
Loss on U.S. government-sponsored entity notes, net of tax	10,595	—
Charge from prepayment of FHLB advances, net of tax	5,886	2,158
Charge from unwinding of swaps, net of tax	2,206	—
Charge from redemption of trust preferred securities, net of tax	318	—
Impairment loss on equity securities, net of tax	—	3,786
Retirement benefit obligation, net of tax	—	902

Core income from continuing operations	$17,416	$9,918

2004 Compared to 2003
      Set forth below are some highlights of 2004 results compared to 2003. In accordance with SFAS 144, the related results of operations for MBWI are reflected in the Company’s statements of income as “discontinued operations” and are not included in the discussion below.

•	Total assets decreased $27.3 million, or 1.2%, to $2.2 billion as of December 31, 2004 from December 31, 2003.

•	Loans increased $141.0 million, or 14.7%, to $1.1 billion as of December 31, 2004 compared to December 31, 2003.

•	Net loans charged off to average total loans were 0.17% at December 31, 2004 compared to 0.82% the prior year.

•	Securities decreased by $191.7 million, or 26.7%, in 2004 compared to 2003 as the Company initiated its steps to change the mix of its securities portfolio.

•	Allowance to nonaccruing loans coverage increased to 1.74x in 2004 from 0.97x in 2003.

•	Income from continuing operations decreased $16.3 million, or 84.1%, to $3.1 million for the year ended December 31, 2004 compared to $19.3 million for the year ended December 31, 2003.

•	In the fourth quarter of 2004, the Company began its balance sheet repositioning which included the sale of securities to prepay long-term high cost FHLB advances incurring a loss on extinguishment of debt of $3.6 million.

•	A retirement benefit obligation of $1.5 million and severance expense of $359,000 was taken in 2004.

•	Non-cash impairment loss on equity securities of $6.2 million as of December 31, 2004.

•	The return on average assets from continuing operations was 0.13% for 2004 and 0.87% for 2003.

•	The return on average equity from continuing operations decreased to 2.17% in 2004 from 13.12% in 2003 due to the decrease in earnings.

•	The Company exited hedge accounting on certain U.S. government-sponsored entity notes as of December 31, 2004.
      Net Interest Income. Net interest income on a fully tax-equivalent basis decreased $5.8 million, or 9.9%, to $52.6 million in 2004 from $58.4 million in 2003, despite an increase in total earning assets of $31.5 million in 2004 (which was offset by a $59.7 million increase in interest-bearing liabilities). The decline in net interest income was primarily the result of lower yields on earning assets (which was partially offset by a decrease in the rates paid on liabilities), which resulted in a decrease in the net interest margin to 2.82% from 3.19% in 2003.
      Interest income on loans (on a fully tax-equivalent basis) decreased $5.0 million to $59.7 million in 2004 from $64.7 million in 2003 due to a decrease in average rates paid on loans from 6.48% to 6.06% and an decrease of $11.5 million in average loans. The Company held $117.0 million in cash equivalents in 2004 (compared with $23.1 million in 2003) which earned 1.14% on average. Interest income on securities (on a fully tax-equivalent basis) decreased $3.4 million to $32.3 million in 2004 from $35.6 million in 2003 as a result of a decrease of yields on securities from 4.49% in 2003 to 4.33% in 2004 plus a $50.0 million decrease in average securities.
      The Company took several actions in the fourth quarter to change the mix and profile of its securities portfolio. Set forth are some of those steps.

•	Sold $289.3 million of U.S. government-sponsored entity notes and corporate bonds with a weighted average yield of 3.29% in order to prepay $92.0 million of FHLB advances with a weighted average yield of 5.52% as well as to invest in securities with shorter duration.

•	Purchased $172.2 million in mortgage-backed securities with a weighted average yield of 4.53% and duration of 3.6 years in January 2005:

•	$152.2 million of these purchases are 5/1, 7/1, and 10/1 adjustable rate mortgage-backed securities with yields ranging between 4.24% to 4.80% and duration from 2.9 to 4.0 years and

•	$20.0 million was invested in a 15 year mortgage-backed securities with a yield of 4.54% and duration of 4.3 years.
      The Company expects these newly purchased securities to provide added cash flow to fund future loan growth. The Company’s focus on future securities purchases is to maintain an adequate level of liquidity and to shorten the duration of its securities portfolio.
      Interest expense on interest-bearing liabilities decreased $1.5 million to $41.8 million in 2004 from $43.3 million in 2003, or 3.4%, despite an increase of $59.7 million in average balances, due primarily to the decrease in interest expense on borrowings. The Company prepaid $92.0 million in FHLB advances in its efforts to reposition the balance sheet. Interest expense on total borrowings decreased due to a purchase accounting adjustment related to the BFFC acquisition of $2.1 million associated with part of the prepayment of FHLB advances which reduced the interest expense on the FHLB advances in 2004.
      Provision for Loan Losses. The provision for loan losses decreased $6.1 million, or 64.0%, to $3.4 million in 2004 from $9.5 million in 2003 primarily due to reduced provisions relating to a decline in nonaccruing loans, which decreased from $14.9 million at December 31, 2003 to $9.3 million at December 31, 2004 (see Nonaccruing Loans). As of December 31, 2004, the allowance for loan losses totaled $16.2 million, or 1.48% of total loans, and was equal to 174.5% of nonaccruing loans.
      Noninterest Income. The Company’s total noninterest income decreased $19.9 million, or 100.4%, to a loss of $88,000 in 2004 from income of $19.8 million in 2003. The decrease in noninterest income in 2004 compared to 2003 was primarily due to the following factors:

•	$8.1 million decrease in net gains or losses on securities transactions, which includes $5.2 million in hedge ineffectiveness;

•	$6.2 million non-cash impairment charge on equity securities;

•	$5.8 million decrease in trading profits; and

•	Gains on sale of loans and insurance and brokerage commissions decreased by $484,000 and $168,000, respectively.

      These decreases were partially offset by the increase in service charges on deposits and the cash surrender value of life insurance, which increased by $61,000 and $642,000, respectively, in 2004.
      Noninterest Expenses. The Company’s total noninterest expenses increased $8.4 million, or 22.0%, to $46.5 million in 2004 from $38.1 million in 2003. Noninterest expenses as a percentage of average assets were 2.01% for the year ended 2004 compared to 1.71% for the year ended 2003. Net overhead expenses were 1.58% as a percentage of average assets in 2004 compared to 1.01% in 2003. The increase in total other expenses in 2004 was primarily due to the following factors:

•	Salaries and employee benefits increased $3.4 million due to a retirement benefit obligation of $1.5 million and severance expense of $359,000 as well as an increase in full-time staff positions and annual merit increases;

•	Occupancy and equipment increased $342,000 in 2004 compared to the prior year;

•	Professional services increased $357,000 for 2004 compared to 2003 due to legal, consulting, and Sarbanes-Oxley Section 404 compliance expenses; and

•	Prepayment penalties associated with the FHLB advances, as mentioned above, were $3.6 million.
      These increases contributed to an increase in the efficiency ratio to 72.79% for the year ended December 31, 2004 compared to 49.56% in 2003.
      Federal and State Income Tax. The Company’s consolidated income tax rate varies from statutory rates principally due to interest income from tax-exempt securities and loans. The Company recorded income tax benefit of $2.9 million in 2004 compared to $7.8 million in expense in 2003, a decrease of 136.9%. Interest income on U.S. government-sponsored entity notes is exempt from state income tax. In addition, net income before tax was significantly lower than in the prior year.

Interest-Earning Assets and Interest-Bearing Liabilities
      The following table sets forth the average balances, net interest income and expense and average yields and rates for the Company’s interest-earning assets and interest-bearing liabilities for the indicated periods on a tax-equivalent basis assuming a 35.0% tax rate for 2005, 2004, and 2003.

	For the Year Ended December 31,

	2005			2004			2003

	Average		Average	Average		Average	Average		Average
	Balance	Interest	Rate	Balance	Interest	Rate	Balance	Interest	Rate

	(Dollars in thousands)
Interest-Earning Assets:
Federal funds sold and interest-bearing deposits due from banks	$18,576	$505	2.72%	$116,963	$1,331	1.14%	$23,056	$227	0.98%
Securities:
Taxable(1)	662,100	31,448	4.75	730,059	31,306	4.29	735,356	31,698	4.31
Exempt from federal income taxes(1)	31,801	1,920	6.04	14,165	946	6.68	58,880	3,931	6.68

Total securities	693,901	33,368	4.81	744,224	32,252	4.33	794,236	35,629	4.49
FRB and FHLB stock	14,081	727	5.16	16,106	1,058	6.57	16,999	1,076	6.33
Loans:
Commercial loans(1)(3)(4)	183,553	12,194	6.64	164,391	9,157	5.57	196,043	11,455	5.84
Commercial real estate loans(1)(3)(4)(6)	842,889	57,130	6.78	707,860	44,271	6.25	684,781	45,634	6.66
Agricultural loans(1)(3)(4)	1,615	116	7.18	1,374	83	6.04	1,219	76	6.23
Consumer real estate loans(3)(4)(6)	179,787	10,539	5.86	108,209	5,886	5.44	110,062	7,089	6.44
Consumer installment loans(3)(4)	3,834	293	7.64	4,333	323	7.45	5,524	433	7.84

Total loans	1,211,678	80,272	6.62	986,167	59,720	6.06	997,629	64,687	6.48

Total interest-earning assets	$1,938,236	$114,872	5.93%	$1,863,460	$94,361	5.06%	$1,831,920	$101,619	5.55%

Interest-Bearing Liabilities:
Deposits:
Interest-bearing demand deposits	$176,355	$2,147	1.22%	$187,684	$2,483	1.32%	$141,139	$1,764	1.25%
Money-market demand accounts and savings accounts	347,792	5,718	1.64	326,544	4,579	1.40	303,110	3,544	1.17
Time deposits less than $100,000	747,611	23,814	3.19	714,787	19,042	2.66	655,530	18,300	2.79
Time deposits of $100,000 or more	60,405	1,950	3.23	64,237	1,389	2.16	93,033	2,123	2.28
Public funds	13,943	438	3.14	10,156	160	1.58	40,463	856	2.12

Total interest-bearing deposits	1,346,106	34,067	2.53	1,303,408	27,653	2.12	1,233,275	26,587	2.16
Borrowings:
Federal funds purchased and repurchase agreements	232,326	7,229	3.11	159,305	4,316	2.71	171,345	4,870	2.84
FHLB advances(7)	134,194	5,701	4.25	204,915	6,244	3.05	217,466	9,044	4.16
Notes payable and other borrowings	55,874	3,800	6.80	56,038	3,567	6.37	41,848	2,759	6.59

Total borrowings	422,394	16,730	3.96	420,258	14,127	3.36	430,659	16,673	3.87

Total interest-bearing liabilities	$1,768,500	$50,797	2.87%	$1,723,666	$41,780	2.42%	$1,663,934	$43,260	2.60%

Net interest income (tax equivalent)(1)(5)		$64,075	3.05%		$52,581	2.64%		$58,359	2.95%

Net interest margin (tax equivalent)(1)			3.31%			2.82%			3.19%
Net interest income(2)(5)		$61,447			$50,182			$54,848

Net interest margin(2)			3.17%			2.69%			2.99%

(1)	Adjusted for 35% tax rate in 2005, 2004, and 2003 and adjusted for the dividends-received deduction where applicable.

(2)	Not adjusted for 35% tax rate in 2005, 2004, and 2003 or for the dividends-received deduction.

(3)	Nonaccrual loans are included in the average balance; however, these loans are not earning any interest.

(4)	Includes loan fees which are immaterial.

(5)	The following table reconciles reported net interest income on a tax equivalent basis for the periods presented:

	2005	2004	2003

Net interest income	$61,447	$50,182	$54,848
Tax-equivalent adjustment to net interest income	2,628	2,399	3,511

Net interest income, fully tax-equivalent basis	$64,075	$52,581	$58,359

(6)	Includes construction loans.

(7)	2004 includes $2.1 million purchase accounting adjustment resulting from the prepayment of the FHLB advances which reduced interest expense.
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
      The following table sets forth an analysis of volume and rate changes in interest income and interest expense of the Company’s average interest-earning assets and average interest-bearing liabilities for the indicated periods on a tax-equivalent basis assuming a 35.0% tax rate in 2005, 2004, and 2003. The table distinguishes between the changes related to average outstanding balances (changes in volume holding the interest rate constant) and the changes related to average interest rates (changes in average rate holding the outstanding balance constant). The change in interest due to both volume and rate has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of the change in each.

	For the Year Ended December 31,

	2005 Compared to 2004			2004 Compared to 2003
	Change Due to			Change Due to

	Net	Volume	Rate	Net	Volume	Rate

Interest-Earning Assets:
Federal funds sold and interest-bearing due from banks	$(826)	$(1,706)	$880	$1,104	$1,063	$41
Securities taxable	142	(3,060)	3,202	(392)	(228)	(164)
Securities exempt from federal income taxes	974	1,073	(99)	(2,985)	(2,986)	1
FRB and FHLB stock	(331)	(122)	(209)	(18)	(58)	40
Commercial loans	3,037	1,145	1,892	(2,298)	(1,782)	(516)
Commercial real estate loans	12,859	8,936	3,923	(1,363)	1,505	(2,868)
Agricultural loans	33	16	17	7	9	(2)
Consumer real estate loans	4,653	4,164	489	(1,203)	(118)	(1,085)
Consumer installment loans	(30)	(38)	8	(110)	(90)	(20)

Total interest-earning assets	$20,511	$10,408	$10,103	$(7,258)	$(2,685)	$(4,573)

	For the Year Ended December 31,

	2005 Compared to 2004			2004 Compared to 2003
	Change Due to			Change Due to

	Net	Volume	Rate	Net	Volume	Rate

Interest-Bearing Liabilities:
Interest-bearing demand deposits	$(336)	$(145)	$(191)	$719	$611	$108
Money market demand accounts and savings accounts	1,139	312	827	1,035	289	746
Time deposits of less than $100,000	4,772	907	3,865	742	1,604	(862)
Time deposits of $100,000 or more	561	(87)	648	(734)	(628)	(106)
Public funds	278	76	202	(696)	(519)	(177)
Federal funds purchased and repurchase agreements	2,913	2,200	713	(554)	(333)	(221)
FHLB advances	(543)	(2,552)	2,009	(2,800)	(497)	(2,303)
Notes payable and other borrowings	233	(10)	243	808	906	(98)

Total interest-bearing liabilities	$9,017	$701	$8,316	$(1,480)	$1,433	$(2,913)

Net interest	$11,494	$9,707	$1,787	$(5,778)	$(4,118)	$(1,660)

Financial Condition

Loans
      The following table sets forth the composition of the Company’s loan portfolio as of the indicated dates.

	December 31,

	2005	2004	2003	2002	2001

	(In thousands)
Commercial	$201,284	$184,558	$182,344	$203,374	$182,944
Construction	358,785	270,836	253,951	310,263	268,709
Commercial real estate	496,819	411,535	359,047	356,167	282,808
Consumer
Home equity	115,429	100,322	77,772	67,572	55,007
Other consumer	4,273	4,377	5,062	8,107	9,747

Total consumer	119,702	104,699	82,834	75,679	64,754
Residential mortgage(1)	176,096	126,740	79,487	78,013	89,098

Total loans, gross	1,352,686	1,098,368	957,663	1,023,496	888,313
Net deferred fees	(778)	(376)	(712)	(970)	(1,199)

Total loans	1,351,908	1,097,992	956,951	1,022,526	887,114
Allowance for loan losses	(17,760)	(16,217)	(14,459)	(19,540)	(8,858)

Net loans	$1,334,148	$1,081,775	$942,492	$1,002,986	$878,256

Loans held for sale:
Consumer real estate	$1,912	$693	$1,571	$4,394	$3,172

(1)	Includes loans held for sale.

      Total loans increased $253.9 million, or 23.1%, to $1.4 billion at December 31, 2005 from December 31, 2004; however, the mix did not changed materially. Set forth below are other highlights of the loan portfolio.

•	Commercial loans increased $16.7 million to $201.3 million as of December 31, 2005 from $184.6 million as of December 31, 2004.

•	Construction loans increased by $87.9 million to $358.8 million as of December 31, 2005 from $270.8 million at December 31, 2004.

•	Commercial real estate loans rose to $496.8 million at December 31, 2005, an increase of 20.7% from December 31, 2004 reflecting the addition of lending personnel to assist in the growth in this primary area of focus.

•	Consumer loans increased $15.0 million, or 14.3%, as of December 31, 2005 compared to December 31, 2004.

•	Residential mortgage loans increased $49.4 million to $176.1 million as of December 31, 2005 from $126.7 million as of December 31, 2004, as conforming adjustable-rate and hybrid mortgages are retained rather than sold in secondary market.
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
      The Company attempts to balance the types of loans in its portfolio with the objective of reducing risk. Some of the risks the Company attempts to reduce include:

•	The primary risks associated with commercial loans are the quality of the borrower’s management, financial strength and cash flow resources, and the impact of local economic factors.

•	Risks associated with real estate loans include concentrations of loans in a certain loan type, such as commercial or residential, and fluctuating land and property values.

•	Consumer loans also have risks associated with concentrations of loans in a single type of loan, as well as the risk a borrower may become unemployed as a result of deteriorating economic conditions.

Loan Maturities
      The following table sets forth the remaining maturities, based upon contractual dates, for selected loan categories as of December 31, 2005.

		1-5 Years		Over 5 Years
	One Year
	Or Less	Fixed	Variable	Fixed	Variable	Total

	(In thousands)
Commercial	$141,399	$35,634	$16,154	$8,000	$97	$201,284
Construction	279,045	14,307	65,234	—	199	358,785
Commercial real estate	145,855	295,929	24,834	29,043	1,158	496,819
Consumer
Home equity	25,641	6,642	25,942	6,534	50,670	115,429
Other consumer	2,410	1,863	—	—	—	4,273

Total consumer	28,051	8,505	25,942	6,534	50,670	119,702
Residential mortgage	56,605	24,748	2,725	52,310	39,708	176,096

Total loans, gross	650,955	379,123	134,889	95,887	91,832	1,352,686
Net deferred fees(1)	(778)	—	—	—	—	(778)

Total loans	$650,177	$379,123	$134,889	$95,887	$91,832	$1,351,908

(1)	The deferral period for net deferred fees typically matches the loan’s scheduled maturity. The Company’s data processing system currently limits its ability to break them out over the timeframes in the table.

Nonaccruing Loans
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
      Under SFAS No. 114 and No. 118, the Company currently defines loans that are individually evaluated for impairment to include commercial, commercial real estate and agricultural loans over $300,000 that are in nonaccrual status or were restructured. All other smaller balance loans with similar attributes (such as auto) are evaluated for impairment in total.
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
      The following table sets forth information on the Company’s nonaccruing loans and nonperforming assets as of the indicated dates.

	December 31,

	2005	2004	2003	2002	2001

	(Dollars in thousands)
Impaired and other loans 90 days past due and accruing	$4	$21	$11	$1,842	$447
Nonaccrual and impaired loans not accruing	$7,905	$9,296	$14,916	$27,946	$1,677
Other real estate	11,154	8,064	6,712	84	355

Total nonperforming assets	$19,059	$17,360	$21,628	$28,030	$2,032

Total nonaccruing loans to total loans	0.58%	0.85%	1.56%	2.75%	0.19%
Total nonperforming assets to total loans and other real estate	1.40	1.57	2.24	2.76	0.23
Total nonperforming assets to total assets	0.83	0.78	0.96	1.40	0.11
      During 2005, 2004, and 2003, the Company recognized interest income on impaired loans of $2.4 million, $2.8 million and $1.9 million, respectively.
      Nonaccruing loans decreased $1.4 million or 15.0% to $7.9 million at December 31, 2005 from $9.3 million at December 31, 2004. A number of problem loans were successfully collected during the year.
      Other real estate increased to $11.2 million in 2005 from $8.1 million in 2004. This increase was due to the acquisition of an office building and advertisement billboard from one loan customer which represents $3.8 million of the total other real estate. See Note 7 to the Notes to Consolidated Financial Statements.

      Total nonperforming assets increased by $1.7 million from $17.4 million in 2004 to $19.1 million in 2005.

Analysis of Allowance for Loan Losses
      The Company recognizes that credit losses will be experienced and the risk of loss will vary with, among other things, general economic conditions; the type of loan being made; the creditworthiness of the borrower over the term of the loan; and in the case of a collateralized loan, the quality of the collateral for such loan. The allowance for loan losses represents the Company’s estimate of the amount deemed necessary to provide for probable incurred losses in the portfolio. In making this determination, the Company analyzes the ultimate collectibility of the loans in its portfolio by incorporating feedback provided by internal loan staff and information provided during examinations performed by regulatory agencies. The Company makes an ongoing evaluation as to the adequacy of the allowance for loan losses.
      On a quarterly basis, management of the Bank meets to review the adequacy of the allowance for loan losses. Each loan officer grades his or her individual commercial credits and the Company’s independent loan review personnel reviews the officers’ grades. In the event that the loan is downgraded during this review, the loan is included in the allowance analysis at the lower grade. The grading system is in compliance with the regulatory classifications, and the allowance is allocated to the loans based on the regulatory grading, except in instances where there are known differences (e.g. collateral value is nominal).
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
      The Company’s methodology for determining the allowance for loan losses represents an estimation done pursuant to SFAS No. 5, “Accounting for Contingencies,” and SFAS No. 114, “Accounting by Creditors for Impairment of a Loan.” The allowance reflects expected losses resulting from analyses developed through specific credit allocations for individual loans and historical loss experience for each loan category. The specific credit allocations are based on regular analyses of commercial, commercial real estate and agricultural loans over $300,000 where the internal credit rating is at or below a predetermined classification. These analyses involve a high degree of judgment in estimating the amount of loss associated with specific loans, including estimating the amount and timing of future cash flows and collateral values. The Company’s historical loss factors are updated quarterly. The allowance for loan losses also includes consideration of concentrations and changes in portfolio mix and volume, and other qualitative factors. In addition, regulatory agencies, as an integral part of their examinations, may require the Company to make additions to the allowance based on their judgment about information available to them at the time of their examinations.
      There are many factors affecting the allowance for loan losses; some are quantitative while others require qualitative judgment. The process for determining the allowance (which management believes adequately considers all of the potential factors which potentially result in credit losses) includes subjective elements and, therefore, may be susceptible to significant change. To the extent actual outcomes differ from management estimates, additional provision for credit losses could be required that could adversely affect the Company’s earnings or financial position in future periods.

      The following table sets forth loans charged off and recovered by type of loan and an analysis of the allowance for loan losses for the indicated periods.

	Year Ended December 31,

	2005		2004		2003		2002		2001

	(Dollars in thousands)
Average total loans	$1,211,678		$986,167		$997,629		$971,851		$809,585

Total loans at end of year	$1,351,908		$1,097,992		$956,951		$1,016,505		$887,114

Total nonaccruing loans	$7,905		$9,296		$14,916		$27,946		$1,677

Allowance at beginning of year	$16,217		$14,459		$19,540		$8,858		$7,481
Allowance from acquired bank	—		—		300		—		—
Allowance adjustment for loan sale by related parties(1)	—		—		(6,685)		—		—
Charge-offs:
Commercial loans	1,668		819		7,645		6,512		392
Consumer real estate loans	15		37		48		3		49
Commercial real estate loans	772		1,162		1,500		105		231
Agricultural loans	—		—		—		—		—
Consumer installment loans	64		130		77		268		37

Total charge-offs	2,519		2,148		9,270		6,888		709
Recoveries:
Commercial loans	1,448		163		1,072		134		157
Consumer real estate loans	5		32		2		47		1
Commercial real estate loans	6		261		10		4		—
Agricultural loans	—		—		—		—		—
Consumer installment loans	14		50		35		25		8

Total recoveries	1,473		506		1,119		210		166

Net charge-offs	1,046		1,642		8,151		6,678		543
Provision for loan losses	2,589		3,400		9,455		17,360		1,920

Allowance at end of the year	$17,760		$16,217		$14,459		$19,540		$8,858

Net charge-off to average total loans	0.09%		0.17%		0.82%		0.69%		0.07%
Allowance to total loans at end of year	1.31		1.48		1.51		1.92		1.00
Allowance to nonaccruing loans	2.25	x	1.74	x	0.97	x	0.70	x	5.28x

(1)	Adjustment made following the Bank’s receipt of $13.3 million of proceeds from an entity indirectly owned by certain directors and family members of directors relating to the sale of previously classified loans, of which $12.5 million was applied to outstanding principal, $750,000 to fund a letter of credit, and $67,000 applied to accrued interest income and late charges on March 26, 2003. As a consequence, the Bank recognized a $4.0 million after-tax capital contribution as a result of the sale of these loans to the related parties. As of December 31, 2002, $6.3 million of the $12.5 million outstanding principal amount of these loans was considered impaired
      The provision for loan losses decreased $811,000, or 23.9%, to $2.6 million for the year ended December 31, 2005 from $3.4 million for the year ended December 31, 2004. The allowance for loan losses was $17.8 million at December 31, 2005 and $16.2 million at December 31, 2004. Total recoveries on loans previously charged off were $1.5 million for the year ended December 31, 2005 and $506,000 for the year ended December 31, 2004. These recoveries were due primarily to payments from customers’ bankruptcy proceedings or payment plans on charged-off loans. Two commercial loan recoveries in 2005 were from charged-off loans in prior years; $850,000 and $229,000 were received from loans charged off in 2003 and 2002, respectively.
      Net charge-offs decreased $596,000 to $1.0 million, or 0.09% of average loans in 2005 compared to $1.6 million, or 0.17%, of average loans in 2004. Allowance for loan losses to nonaccruing loans ratio was 2.25x and 1.74x at December 31, 2005 and December 31, 2004, respectively.
      The following table sets forth the Company’s allocation of the allowance for loan losses by types of loans as of the indicated dates.

	December 31,

	2005		2004		2003		2002		2001

		Loan		Loan		Loan		Loan		Loan
		Category		Category		Category		Category		Category
		To		To		To		To		To
		Gross		Gross		Gross		Gross		Gross
	Amount	Loans	Amount	Loans	Amount	Loans	Amount	Loans	Amount	Loans

	(Dollars in thousands)
Commercial	$7,727	14.54%	$8,124	16.72%	$6,479	18.57%	$15,062	20.12%	$5,020	21.34%
Commercial real estate	7,807	69.24	6,837	68.92	7,101	72.04	3,096	70.03	2,348	67.06
Agricultural	3	0.15	—	0.11	—	0.09	21	0.12	474	0.16
Consumer real estate	864	15.76	385	13.90	257	8.81	134	9.12	300	10.90
Consumer installment	46	0.31	438	0.35	360	0.49	348	0.61	114	0.54
Unallocated	1,313	—	44	—	262	—	879	—	602	—

Total allowance for loan losses	$17,760	100.00%	$16,217	100.00%	$14,459	100.00%	$19,540	100.00%	$8,858	100.00%

      As of December 31, 2005, approximately 43.5% of the allowance was allocated to commercial loans, while 50.1% was allocated in the prior year. During March 2003, $13.3 million of classified nonperforming loans were sold to an insider group. See footnote (1) to the table on page 40. During 2002 and 2003, the Company experienced asset quality deterioration in commercial and commercial real estate loans. Asset quality has improved and is evidenced by the following:

•	Net commercial loan charge-offs were $220,000 in 2005 compared to $657,000 in 2004.

•	Net commercial real estate loan charge-offs were $767,000 in 2005 compared to 2004.

•	Loans subject to adverse classification (Substandard and Doubtful, as defined below) have decreased to $24.8 million at December 31, 2005 from $38.3 million at December 31, 2004.
      The Company has a reserve for losses on unfunded commitments of $258,000 at December 31, 2005.
      The Company utilizes an internal asset classification system as a means of reporting problem and potential problem assets. At each scheduled Bank Board of Directors meeting, a watch list is presented, showing significant loan relationships listed as Special Mention, Substandard, and Doubtful. Set forth below is a discussion of each of these classifications.

	December 31,

	2005	2004

	(In thousands)
Special mention	$38,205	$22,535

Substandard	24,610	36,797
Doubtful	177	1,472

Total classified	24,787	38,269

Total special mention and classified	$62,992	$60,804

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
      If the Bank may have to consider relying on a secondary or alternative source of repayment, then collection may not yet be in jeopardy, but the loan may be considered special mention. Other trends that indicate that the loan may deteriorate further include such “red flags” as continuous overdrafts, negative trends on a financial statement, such as a deficit net worth, a delay in the receipt of financial statements, accounts receivable ageings, etc. These loans on a regular basis can be 30 days or more past due. Judgments, tax liens, delinquent real estate taxes, cancellation of insurance policies and exceptions to Bank policies are other “red flags.”
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
      The Company’s determination as to the classification of its assets and the amount of its valuation allowances is subject to review by the Bank’s primary regulators in the course of its regulatory examinations, which can order the establishment of additional general or specific loss allowances. There can be no assurance that regulators, in reviewing the Company’s loan portfolio, will not request the Company to materially increase its allowance for loan losses. Although management believes that adequate specific and general loan loss allowances have been established, actual losses are dependent upon future events and, as such, further additions to the level of specific and general loan loss allowances may become necessary. The Company’s allowance for loan losses at December 31, 2005 is considered by management to be adequate.

Securities
      The Company manages its securities portfolio to provide a source of both liquidity and earnings. The Bank has an asset/liability committee which develops current investment policies based upon its operating needs and market circumstances. The investment policy of the Bank is reviewed by senior financial management of the Company in terms of its objectives, investment guidelines and consistency with overall Company performance and risk management goals. The Bank’s investment policy is formally reviewed and approved annually by its Board of Directors. The asset/liability committee of the Bank is responsible for reporting and monitoring compliance with the investment policy. Reports are provided to the Bank’s Board of Directors and the Board of Directors of the Company on a regular basis.
      The total fair value of the securities portfolio was $746.3 million as of December 31, 2005, or 98.2% of amortized cost. The fair value of the securities portfolio was $526.1 million and $718.9 million as of December 31, 2004 and 2003, respectively.
      The following tables set forth the composition of the Company’s securities portfolio by major category as of the indicated dates. The securities portfolio as of December 31, 2005, 2004, and 2003 has been categorized as either available-for-sale or held-to-maturity in accordance with SFAS No. 115.

	December 31, 2005

	Held-to-Maturity		Available-for-Sale		Total

	Amortized	Fair	Amortized	Fair	Amortized	Fair	% of
	Cost	Value	Cost	Value	Cost	Value	Portfolio

	(Dollars in thousands)
U.S. Treasury and obligations of U.S. government-sponsored entities	$—	$—	$24,866	$24,719	$24,866	$24,719	3.27%
Obligations of states and political subdivisions	6,138	6,182	79,463	78,350	85,601	84,532	11.26
Mortgage-backed securities	53,313	52,150	521,896	511,312	575,209	563,462	75.66
Equity securities	—	—	63,574	62,930	63,574	62,930	8.36
Other bonds	—	—	11,054	10,626	11,054	10,626	1.45

Total	$59,451	$58,332	$700,853	$687,937	$760,304	$746,269	100.00%

	December 31, 2004

	Held-to-Maturity		Available-for-Sale		Total

	Amortized	Fair	Amortized	Fair	Amortized	Fair	% of
	Cost	Value	Cost	Value	Cost	Value	Portfolio

	(Dollars in thousands)
U.S. Treasury and obligations of U.S. government-sponsored entities	$—	$—	$334,870	$311,144	$334,870	$311,144	60.81%
Obligations of states and political subdivisions	8,799	9,043	320	320	9,119	9,363	1.66
Mortgage-backed securities	80,159	79,967	34,455	33,844	114,614	113,811	20.82
Equity securities	—	—	80,924	81,089	80,924	81,089	14.70
Other bonds	—	—	11,074	10,653	11,074	10,653	2.01

Total	$88,958	$89,010	$461,643	$437,050	$550,601	$526,060	100.00%

	December 31, 2003

	Held-to-Maturity		Available-for-Sale		Total

	Amortized	Fair	Amortized	Fair	Amortized	Fair	% of
	Cost	Value	Cost	Value	Cost	Value	Portfolio

	(Dollars in thousands)
U.S. Treasury and obligations of U.S. government-sponsored entities	$—	$—	$318,245	$296,912	$318,245	$296,912	42.95%
Obligations of states and political subdivisions	11,946	12,530	29,494	31,197	41,440	43,727	5.59
Mortgage-backed securities	43,233	43,771	133,601	134,406	176,834	178,177	23.87
Equity securities	—	—	117,040	114,262	117,040	114,262	15.80
Other bonds	—	—	87,402	85,793	87,402	85,793	11.80

Total	$55,179	$56,301	$685,782	$662,570	$740,961	$718,871	100.00%

      As of December 31, 2005, the Company held no securities of a single issuer with a book value exceeding 10% of stockholders’ equity other than those of the U.S. Treasury or other U.S. government or government-sponsored entities.
      The Company’s securities available-for-sale portfolio increased $250.9 million, or 57.4%, in 2005 compared to 2004 as a result of investing excess cash and cash equivalents held at December 31, 2004. Set forth below is a summary of the change in the available-for-sale securities as a result of asset liability strategy adjustments:

•	The Company has changed the mix of its securities portfolio through the sale of U.S. government-sponsored entity notes in the fourth quarter of 2004 and the first half of 2005 and the investment in mortgage-backed securities to increase liquidity to fund loans as described below. A new chief investment officer started in January 2005. The Company has established a limit on the duration of all purchases to a maximum of 7 years and on the premium paid to a maximum of 1% of the underlying principal (price of $101) for mortgage-backed securities. These limits were set to reduce the prepayment risk in a declining interest rate environment.

•	During 2005, the Company invested $342.4 million in 5/1, 7/1, and 10/1 adjustable rate mortgage-backed securities with a weighted average yield of 4.84% as well as $201.4 million in 15-year fixed mortgage-backed securities with a weighted average yield of 4.87%. The Company expects these securities to provide added liquidity to fund future loan growth. Accordingly, U.S. government and government-sponsored entity mortgage-backed securities increased $477.5 million, from $33.8 million at December 31, 2004 to $511.3 million at December 31, 2005. At December 31, 2004, approximately $169.8 million of cash equivalents were proceeds received during December from liquidated securities sold during the initial balance sheet repositioning step.

•	As a result of changing the mix of the securities portfolio, the duration decreased to 3.8 years at December 31, 2005 compared to 5.0 years a year ago, and the average yield increased 48 basis points to 4.81% at December 31, 2005.

•	Equity securities decreased $18.2 million, following the sale of the FNMA Series F perpetual preferred equity securities, from $81.1 million at December 31, 2004 to $62.9 million at December 31, 2005. Equity securities included capital securities of U.S. government-sponsored entities.

•	Obligations of state and political subdivisions increased $78.0 million to $78.4 million at December 31, 2005 from $320,000 at December 31, 2004. During 2005, the Company built up its tax-exempt securities portfolio as part of its tax planning strategy.

•	Other bonds decreased $27,000 to $10.6 million at December 31, 2005 compared to $10.7 million at December 31, 2004. Other bonds include high grade corporate bonds primarily issued by financial institutions.

      Securities held-to-maturity decreased $29.5 million, or 33.2%, from $89.0 million at December 31, 2004 to $59.5 million at December 31, 2005, mainly due to the paydowns on mortgage-backed securities.
      There were no trading securities held at December 31, 2005 or December 31, 2004. The Company holds trading securities and derivatives on a short-term basis based on market and liquidity conditions. Compared to 2004, trading activities have been curtailed with reductions in the volume of securities traded and number of transactions.
      The Company’s strategies are being implemented by a new chief investment officer as of the beginning of 2005. As a result, management believes the risk in the securities portfolio has decreased significantly compared to 2004. The Company intends to implement strategies to reduce its securities as a percentage of earning assets and provide funding for higher yielding loans. The Company expects the newly purchased securities mentioned above to provide added cash flow to fund future loan growth; its focus on future investment purchases will be to maintain an adequate level of liquidity and a shorter duration of its securities portfolio.
      The Company has a number of available-for-sale securities that have unrealized losses at December 31, 2005; see Note 4 to the Notes to Consolidated Financials Statements for further information.
      During 2004, the Company recognized a $6.2 million loss on securities deemed as “other-than-temporarily” impaired. Although this investment had a variable, tax-advantaged dividend rate that resets every two years at the two-year treasury rate less 16 basis points and carried an investment grade rating, the market value of this investment was impacted by the current and expected level of interest rates. While the Company expected this investment to recover its original cost as interest rates increased and had both the intent and ability to hold the investment until such recovery occurred, this investment was deemed to be other-than-temporarily impaired given the duration of the unrealized loss position and uncertainty as to the timing of a full recovery. It is the practice of the Company not to retain securities that are classified other-than-temporarily impaired. These securities were liquidated in February 2005 at an $825,000 gain in excess of the year-end carrying value.
      In 2004, the Company entered into 2,900 U.S. Treasury 10-year note futures contracts with a notional value of $290.0 million and a delivery date of March 2005. The Company sold these contracts in order to hedge certain U.S. government-sponsored entities notes held in its available-for-sale portfolio. The Company’s objective was to offset changes in the fair market value of the U.S. government-sponsored entities notes with changes in the fair market value of the futures contracts, thereby reducing interest rate risk. The Company documented these futures contracts as fair value hedges with the changes in market value of the futures contracts as well as the changes in the market value of the hedged items charged or credited to earnings on a quarterly basis in net gains (losses) on securities transactions. The hedging relationship is assessed to ensure that there is a high correlation between the hedge instruments and hedged items. For the year ending December 31, 2004, the change in the market values resulted in a net loss of $5.2 million which was recorded in net gains (losses) on securities transactions compared to the $508,000 loss recorded for the year ended December 31, 2003. Gains or losses for fair value hedges occur when changes in the market value of the hedged items are not identical to changes in the market value of hedge instruments during the reporting period. The Company de-designated this hedge as of December 31, 2004 and the futures contracts then became stand-alone derivatives. These futures contracts were terminated in January 2005 at a gain of $336,000. See Note 20 to the Notes to Consolidated Financials Statements for further information.
      In 2004, the Company entered into spread lock swap agreements with a notional value of $247.0 million, with a determination date of March 31, 2005, and spread lock strike of 0.41%. The Company entered into these contracts in order to minimize earnings volatility associated with spread widening of the hedged U.S. Agency notes through the first quarter of 2005. These are stand-alone derivatives that are carried at their estimated fair value with the corresponding gain or loss recorded in net trading profits or losses. The Company terminated these agreements in January 2005 at a loss of $425,000.
      The Company has bought and sold various put and call options, with terms approximating 90 days, on U.S. Treasury and government-sponsored entities obligations, mortgage-backed securities, and futures contracts during 2005 and 2004. These are stand-alone derivatives that are carried at their estimated fair value with the corresponding gain or loss recorded in net trading profits or losses. See Note 20 to the Notes to Consolidated Financial Statements for further discussion. Option income was $502,000 and $4.9 million for the years ended December 31, 2005 and 2004, respectively. The Company’s option strategy has changed by reducing risk which resulted in a lower level of option fee income in 2005. During 2005, the covered call options were written to provide incremental revenue enhancement when market conditions provided such opportunities.

Investment Maturities and Yields
      The following tables set forth the contractual or estimated maturities of the components of the Company’s securities portfolio as of December 31, 2005 and the weighted average yields on a non-tax-equivalent basis. The table assumes estimated fair values for available-for-sale securities and amortized cost for held-to-maturity securities:

	Maturing

			After One But		After Five But
	Within One		Within		Within		After
	Year		Five Years		Ten Years		Ten Years		Total

	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield

	(Dollars in thousands)
Available-for-Sale-Securities:
U.S. Treasury and obligations of U.S. government-sponsored entities	$—	0.00%	$24,719	4.21%	$—	0.00%	$—	0.00%	$24,719	4.21%
Obligations of states and political subdivisions	—	0.00	250	4.00	53,806	3.78	24,294	3.81	78,350	3.79
Mortgage-backed securities	—	0.00	315,154	4.81	196,158	4.92	—	0.00	511,312	4.85
Equity securities(1)	—	0.00	—	0.00	—	0.00	62,930	5.65	62,930	5.65
Other bonds	—	0.00	—	0.00	10,626	4.46	—	0.00	10,626	4.46

Total	$—	0.00%	$340,123	4.77%	$260,590	4.66%	$87,224	5.14%	$687,937	4.78%

Held-to-Maturity Securities:
Obligations of states and political subdivisions	$4,446	4.18%	$684	4.26%	$1,008	3.74%	$—	0.00%	$6,138	4.12%
Mortgage-backed securities	—	0.00	1,869	6.66	51,444	5.48	—	0.00	53,313	5.52

Total	$4,446	4.18%	$2,553	6.02%	$52,452	5.45%	$—	0.00%	$59,451	5.38%

(1)	Equity securities, although they do not have a maturity date, are included in the after ten years column.

Deposits
      Set forth below is a summary of the change in the Company’s deposits:

•	Total deposits were $1.5 billion at December 31, 2005,1.5% or $21.7 million greater than at December 31, 2004.

•	Average total deposits were $1.5 billion for the year ended December 31, 2005, 3.4% or $48.7 million greater than at December 31, 2004

•	Non-interest-bearing deposits were $158.4 million as of December 31, 2005, approximately $4.2 million lower than the $162.6 million level as of December 31, 2004.

•	Interest-bearing deposits increased 1.9% or $25.9 million to $1.4 billion as of December 31, 2005.

•	Core deposits, which include demand, interest-bearing demand, money market, and savings deposits, decreased $97.8 million to $621.0 million at December 31, 2005 compared to $718.8 million at December 31, 2004; the balances in core deposits have migrated to certificates of deposits as result of the movement in rates.

•	Certificates of deposits less than $100,000 increased 5.8% or $41.4 million to $752.0 million at December 31, 2005 compared to $710.7 million in 2004.

•	Certificates of deposit over $100,000 increased $67.3 million from December 31, 2004 to $131.4 million at December 31, 2005, and public funds certificates of deposits increased by $10.9 million or 136.3%. Brokered certificates of deposit were $35.1 million at December 31, 2005 compared to $30.0 million the prior year.
      The Company’s marketing efforts focus on core deposit account growth in its retail markets. The Company competes for core deposits in the over-banked Chicago Metropolitan Statistical Area. Competitive pricing has made it difficult to maintain and grow these types of deposits. In the second quarter of 2005, the Company reduced pricing on its interest-bearing demand, money market, and savings deposits to be in line with its peers. The level of pressure for core deposits is not expected to ease in the near term. To overcome this challenge, the Company has changed and expanded staffing and management at its banking centers and initiated a number of customer outreach initiatives to expand deposits. In addition, the Company is in the process of creating a performance-driven sales environment and increasing activity in its branches. Aggressive marketing of free checking and interest-bearing demand accounts continues. Deposit growth is expected in the future as new customers are added due to the addition of new commercial and industrial loans and a commitment to relationship banking.
      The following table sets forth the average amount of and the average rate paid on deposits by category for the indicated periods.

	For the Year Ended December 31,

	2005			2004			2003

	Average	Percent of		Average	Percent of		Average	Percent of
	Balance	Deposits	Rate	Balance	Deposits	Rate	Balance	Deposits	Rate

	(Dollars in thousands)
Non-interest-bearing demand deposits	$154,180	10.28%	0.00%	$148,173	10.21%	0.00%	$137,085	10.00%	0.00%
Interest-bearing demand deposits	176,355	11.75	1.22	187,684	12.93	1.32	141,138	10.30	1.25
Savings and money market accounts	347,792	23.18	1.64	326,544	22.50	1.40	303,110	22.12	1.17
Time Deposits:
Certificates of deposit, under $100,000(1)	747,611	49.83	3.19	714,787	49.24	2.66	655,531	47.84	2.79
Certificates of deposit, over $100,000(1)	60,405	4.03	3.23	64,237	4.43	2.16	93,034	6.79	2.28
Public funds	13,943	0.93	3.14	10,156	0.70	1.57	40,463	2.95	2.12

Total time deposits	821,960	54.79	3.19	789,180	54.37	2.61	789,028	57.58	2.70

Total deposits	$1,500,286	100.00%	2.27%	$1,451,581	100.00%	1.90%	$1,370,361	100.00%	1.94%

(1)	Certificates of deposit exclusive of public funds.
      The average rates paid on deposits have increased during 2005 and continue to increase in 2006. The average rates paid on savings and money market accounts and time deposits were 1.69% and 3.56%, respectively, for the fourth quarter of 2005 compared to the 1.64% and 3.19%, respectively, for the year end December 31, 2005. The Company’s cost of funds has risen, and the rates shown above do not reflect current rates for time deposits.

      The following table summarizes the maturity distribution of certificates of deposit in amounts of $100,000 or more as of the dates indicated. These deposits have been made by individuals, businesses, and public and other not-for-profit entities, most of which are located within the Company’s market area.

	For the Year Ended December 31,

	2005	2004	2003

	(In thousands)
Three months or less	$131,607	$50,433	$65,727
Over three months through six months	29,278	79,512	49,558
Over six months through twelve months	74,054	27,656	68,072
Over twelve months	11,848	540	1,040

Total	$246,787	$158,141	$184,397

Borrowings
      The following table summarizes the Company’s borrowings for the periods indicated.

	December 31,

	2005	2004	2003

	(In thousands)
Federal funds purchased	$68,000	$—	$—
Securities sold under agreements to repurchase	264,808	146,885	148,093
Notes payable	—	—	2,000
Junior subordinated debt	55,672	55,672	54,000
FHLB advances	150,000	118,079	214,704

Total	$538,480	$320,636	$418,797

      The increase in short-term borrowings at December 31, 2005 reflects the funding needs the Company experienced during the year as a result of loan growth when deposit growth was flat. This increase in Federal funds purchased and securities sold under agreements to repurchase was a result of the Company’s difficulty in raising low cost deposits. The tables below also reflect the increasing rates on short-term borrowings which continue to increase in 2006.
      The Company’s borrowings include overnight funds purchased, securities sold under agreements to repurchase, FHLB advances, junior subordinated debt, and commercial bank lines of credit. The following tables set forth categories and the balances of the Company’s short-term or revolving lines of credit borrowings (notes payable) for the periods indicated.

	Year Ended December 31,

	2005	2004	2003

	(Dollars in thousands)
Federal funds purchased:
Balance at end of year	$68,000	$—	$—
Weighted average interest rate at end of year	4.26%	0.00%	0.00%
Maximum amount outstanding(1)	$73,000	$37,000	$24,000
Average amount outstanding	27,888	3,322	8,714
Weighted average interest rate during year(2)	3.64%	2.05%	1.39%

(1)	Based on amount outstanding at month end during each year.

(2)	During 2005, there were eight increases in the federal funds target rate.

	Year Ended December 31,

	2005	2004	2003

	(Dollars in thousands)
Securities sold under repurchase agreements:
Balance at end of year	$264,808	$146,885	$148,093
Weighted average interest rate at end of year	3.83%	2.67%	3.09%
Maximum amount outstanding(1)	$264,808	$264,007	$188,098
Average amount outstanding	204,438	155,983	162,631
Weighted average interest rate during year	3.04%	2.72%	2.92%

(1)	Based on amount outstanding at month end during each year.
      The Bank is a member of the FHLB. Membership requirements include common stock ownership in the FHLB. The Bank has callable FHLB advances due at various times during 2010. These advances are used as a supplemental source of funds. The Bank is currently in compliance with the FHLB’s membership requirements.
      During June 2005, the Company prepaid $121.5 million in FHLB advances and replaced them with $150.0 million in new advances. The weighted average rate for these FHLB advances was 3.48% at December 31, 2005, with maturities on such advances of 5 years. Of these $150.0 million in advances, $50.0 million have a one-time call provision after one year and $100.0 million have a one-time call provision after two years.
      In the fourth quarter of 2004, the Company prepaid $115.0 million in FHLB advances. A purchase accounting adjustment, related to the acquisition of BFFC, of $2.1 million reduced the interest expense on the FHLB advances in 2004.
      The Company had various interest rate swap transactions as of December 31, 2004, which resulted in the Company synthetically converting $121.5 million of its FHLB advance fixed rate debt to floating rate debt. The swap transactions required payment of interest by the Company at the one-month LIBOR rate plus a spread and, in turn, the Company received an interest payment based on a fixed rate. These swap transactions resulted in a $319,000 decrease in interest expense for the year ended December 31, 2005. The Company unwound the interest rate swaps associated with those advances when they were prepaid in June 2005.
      The following table sets forth categories and the balances of the Company’s of FHLB advances as of the indicated dates or for the indicated periods.

	Year Ended December 31,

	2005	2004	2003

	(Dollars in thousands)
FHLB advances:
Balance at end of year	$150,000	$118,079	$214,704
Weighted average interest rate at end of year(2)	3.48%	4.55%	4.24%
Maximum amount outstanding(1)	$150,000	$214,461	$216,032
Average amount outstanding	134,194	204,915	217,466
Weighted average interest rate during year(2)	4.25%	3.05%	4.16%

(1)	Based on amount outstanding at month end during each year.

(2)	Includes the impact of the interest rate swaps and purchase accounting adjustment for 2004. The purchase accounting adjustment of $2.1 million reduced the weighted average interest rate from 4.08% to 3.05%.

      The following table sets forth categories and balances of the Company’s short-term or revolving lines of credit borrowings from correspondent banks as of the indicated dates or for the indicated periods.

	Year Ended December 31,

	2005	2004	2003

	(Dollars in thousands)
Lines of Credit:
Balance at end of year	$—	$—	$2,000
Weighted average interest rate at end of year	0.00%	0.00%	2.11%
Maximum amount outstanding(1)	$2,000	$2,000	$7,500
Average amount outstanding	202	366	6,171
Weighted average interest rate during year	4.33%	2.32%	2.76%

(1)	Based on amount outstanding at month end during each year.
      The Company entered into a credit agreement with a correspondent bank on April 8, 2004, which provides the Company with a revolving line of credit with a maximum availability of $25.0 million. The maturity date for the revolving line of credit is April 30, 2006.
      Amounts outstanding under the Company’s revolving line of credit represent borrowings incurred to provide capital contributions to the Bank to support its growth. The Company makes interest payments, at its option, at the 90 — day London Inter-Bank Offered Rate (“LIBOR”) plus 150 basis points or the prime rate. There was no principal balance outstanding under the line as of December 31, 2005.
      The revolving line of credit includes the following covenants at December 31, 2005: (1) the Bank must not have nonperforming assets in excess of 25% of Tier 1 capital plus the loan loss allowance and (2) the Company and the Bank must be considered well capitalized. The Company has complied with both of these debt covenants at December 31, 2005.
      The Company had $55.7 million in junior subordinated debt owed to unconsolidated trusts that were formed to issue trust preferred securities. The following table details the four unconsolidated trusts and their common and trust preferred securities:

				Mandatory	Optional
Issuer	Issue Date	Amount	Rate	Redemption Date	Redemption Date

MBHI Capital Trust II	October 29, 2002	$15,464,000	LIBOR+3.45%	November 7, 2032	November 7, 2007
MBHI Capital Trust III	December 19, 2003	$9,279,000	LIBOR+3.00%	December 30, 2033	December 30, 2008
MBHI Capital Trust IV	December 19, 2003	$10,310,000	LIBOR+2.85%	January 23, 2034	January 23, 2009
MBHI Capital Trust V	June 7, 2005	$20,619,000	LIBOR+1.77%	June 15, 2035	June 15, 2010
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

      The following tables set forth the Company’s capital ratios as of the indicated dates.

	Risk-Based Capital Ratios December 31,

	2005		2004		2003

	Amount	Ratio	Amount	Ratio	Amount	Ratio

	(Dollars in thousands)
Tier 1 capital to risk-weighted assets	$274,408	16.97%	$198,597	13.27%	$201,105	13.68%
Tier 1 capital minimum requirement	64,691	4.00	59,879	4.00	58,823	4.00
Total capital to risk-weighted assets	292,168	18.07	219,343	14.65	216,819	14.74
Total capital minimum requirements	129,381	8.00	119,758	8.00	117,647	8.00
Total risk-weighted assets	1,617,267		1,496,978		1,470,587
      In August 2005, the Company issued 3,450,000 new common shares through a public offering raising a net amount of new capital of $67.9 million. The Company includes $54.0 million for 2005, $51.3 million for 2004, and $54.0 million for 2003, of trust preferred securities in Tier I capital.
Liquidity
      The Company manages its liquidity position with the objective of maintaining sufficient funds to respond to the needs of depositors and borrowers and to take advantage of earnings enhancement opportunities. At December 31, 2005, the Company had cash and cash equivalents of $70.6 million. In addition to the normal inflow of funds from core-deposit growth, together with repayments and maturities of loans and securities, the Company utilizes other short-term, intermediate-term and long-term funding sources such as securities sold under agreements to repurchase, overnight funds purchased from correspondent banks and the acceptance of short-term deposits from public entities.
      The FHLB provides an additional source of liquidity which has been used by the Bank extensively since 1999. Assuming that collateral is available to secure loans, the Bank can borrow up to 35% of its assets from the FHLB which provided the Bank with a total additional $653.9 million in unused capacity at December 31, 2005. The Company believes it has sufficient liquidity to meet its current and future liquidity needs.
      The Bank also has various funding arrangements with commercial and investment banks providing up to $2.2 billion of available funding sources in the form of Federal funds lines, repurchase agreements, and brokered and public funds certificate of deposit programs. Unused capacity under these lines was $1.8 billion at December 31, 2005. The Bank maintains these funding arrangements to achieve favorable costs of funds, manage interest rate risk, and enhance liquidity in the event of deposit withdrawals. The repurchase agreements and public funds certificate of deposit are subject to the availability of collateral.
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
      The Company’s cash flows are composed of three classifications: cash flows from operating activities, cash flows from investing activities, and cash flows from financing activities. See Statement of Cash Flows in the Consolidated Financial Statements.

Contractual Obligations, Commitments, and Off-Balance Sheet Arrangements

	December 31, 2005

	Payments Due By Period

	Within			After
	1 Year	2-3 Years	4-5 Years	5 Years	Total

	(In thousands)
Deposits without a stated maturity	$621,050	$—	$—	$—	$621,050
Consumer and brokered certificates of deposits	788,851	110,196	3,287	—	902,334
Securities sold under agreements to repurchase	206,808	20,000	38,000	—	264,808
FHLB advances	—	—	—	150,000	150,000
Junior subordinated debt owed to unconsolidated trusts	—	—	—	55,672	55,672
Operating leases	460	894	424	1,760	3,538

Total contractual cash obligations	$1,617,169	$131,090	$41,711	$207,432	$1,997,402

      The following table details the amounts and expected maturities of significant commitments as of December 31, 2005. Further discussion of these commitments is included in Note 18 to the Notes to Consolidated Financial Statements.

	Amount of Commitment Expiration Per Period

	Within			After
	1 Year	2-3 Years	4-5 Years	5 Years	Total

	(In thousands)
Lines of Credit:
Commercial real estate	$162,506	$50,654	$1,397	$43	$214,600
Consumer real estate	16,988	5,234	10,292	37,405	69,919
Consumer	—	—	—	1,821	1,821
Commercial	62,644	972	238	1,251	65,105
Letters of credit	42,824	8,927	65	375	52,191
Commitments to extend credit	118,326	—	—	—	118,326

Total commercial commitments	$403,288	$65,787	$11,992	$40,895	$521,962

Asset/ Liability Management
      The business of the Company and the composition of its balance sheet consists of investments in interest-earning assets (primarily loans, mortgage-backed securities, and other securities) that are primarily funded by interest-bearing liabilities (deposits and borrowings). All of the financial instruments of the Company as of December 31, 2005 were held for other than trading purposes. Such financial instruments have varying levels of sensitivity to changes in market rates of interest. The Company’s net interest income is dependent on the amounts of and yields on its interest-earning assets as compared to the amounts of and rates on its interest-bearing liabilities. Net interest income is therefore sensitive to changes in market rates of interest.
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
      Interest rate risk results when the maturity or repricing intervals and interest rate indices of the interest-earning assets, interest-bearing liabilities, and off-balance-sheet financial instruments are different, thus creating a risk that will result in disproportionate changes in the value of and the net earnings generated from the Company’s interest-earning assets, interest-bearing liabilities, and off-balance-sheet financial instruments. The Company’s exposure to interest rate risk is managed primarily through the Company’s strategy of selecting the types and terms of interest-earning assets and interest-bearing liabilities that generate favorable earnings while limiting the potential negative effects of changes in market interest rates. Because the Company’s primary source of interest-bearing liabilities is customer deposits, the Company’s ability to manage the types and terms of such deposits may be somewhat limited by customer maturity preferences in the market areas in which the Company operates. Over the past few years, several hundred new bank branches have opened in the Company’s marketplace. Deposit pricing is competitive with frequent promotional rates paid by competitors. Ongoing competition for core and time deposits are driving up yields paid. Borrowings, which include FHLB advances, short-term borrowings, and long-term borrowings, are generally structured with specific terms which, in management’s judgment, when aggregated with the terms for outstanding deposits and matched with interest-earning assets, reduce the Company’s exposure to interest rate risk. The rates, terms, and interest rate indices of the Company’s interest-earning assets result primarily from the Company’s strategy of investing in securities and loans (a substantial portion of which have adjustable rate terms). This permits the Company to limit its exposure to interest rate risk, together with credit risk, while at the same time achieving a positive interest rate spread from the difference between the income earned on interest-earning assets and the cost of interest-bearing liabilities.
      Management uses a duration model for the Bank’s internal asset/liability management. The model uses cash flows and repricing information from loans and certificate of deposits, plus repricing assumptions on products without specific repricing dates (e.g., savings and interest-bearing demand deposits), to calculate the durations of the Bank’s assets and liabilities. Securities are stress tested, and the theoretical changes in cash flow are key elements of the Company’s model. The model also projects the effect on the Company’s earnings and theoretical value for a change in interest rates. The model computes the duration of the Bank’s rate sensitive assets and liabilities, a theoretical market value of the Bank’s rate sensitive assets and liabilities and the effects of rate changes on the Bank’s earnings and market value. The Bank’s exposure to interest rates is reviewed on a monthly basis by senior management and the Company’s Board of Directors.
Effects of Inflation
      Inflation can have a significant effect on the operating results of all industries. However, management believes that inflationary factors are not as critical to the banking industry as they are to other industries, due to the high concentration of relatively short-duration monetary assets in the banking industry. Inflation does, however, have some impact on the Company’s growth, earnings, and total assets and on its need to closely monitor its equity capital levels. Management does not expect inflation to be a significant factor in 2006.
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
      The Company performs a net interest income analysis as part of its asset/liability management practices. Net interest income analysis measures the change in net interest income in the event of hypothetical changes in interest rates. This analysis assesses the risk of change in net interest income in the event of sudden and sustained 1.0% and 2.0% increases and 1.0% and 2.0% decreases in market interest rates. The tables below present the Company’s projected changes in net interest income for the various rate shock levels at December 31, 2005 and 2004, respectively.

	Change in Net Interest Income Over One Year Horizon

					Guideline
	December 31, 2005		December 31, 2004
					Maximum
	Dollar	%	Dollar	%	%
	Change	Change	Change	Change	Change

	(Dollars in thousands)
+200 bp	$167	0.26%	$251	0.43%	(15.0)%
+100 bp	99	0.15	29	0.05	(15.0)
-100 bp	696	1.09	329	0.56	(15.0)
-200 bp	(3,481)	(5.44)	n/a	n/a	(15.0)
      As shown above, at December 31, 2005, the effect of an immediate 200 basis point increase in interest rates would increase the Company’s net interest income by 0.26%, or approximately $167,000. Overall net interest income sensitivity remains within the Company’s and recommended regulatory guidelines.
      As shown above, at December 31, 2004, the effect of an immediate 200 basis point increase in interest rates would increase the Company’s net interest income by 0.43%, or approximately $251,000. Overall net interest income sensitivity remains within the Company’s and recommended regulatory guidelines. This decreased sensitivity was due to the changes in interest rates that affected various earning assets and interest-bearing liabilities. Due to the low level of interest rates at December 31, 2004, the Company was not able to model an additional 200 basis point decrease in rates.
      The change in net interest income over the one year horizon from December 31, 2005 compared to December 31, 2004 can be attributed to the balance sheet repositioning (the sale of lower-yielding securities and the pre-payment of higher rate FHLB advances), increases in loans (which are primarily variable rate), and changes in core deposit pricing disciplines during the first nine months of 2005. The Company has reduced rates paid on core deposits. These changes more accurately reflect the Company’s current pricing strategy for core deposits and its planned actions in an environment of sharply changing rates. Interest bearing assets and liabilities are shocked +/-100 and + 200 basis points instantaneously, except interest bearing core deposits, where they are modeled to increase 25 basis points in a +100 basis points shock and +50 basis points in a +200 basis point shock. Under a declining rate shock, they have a 25 basis point floor. Core deposits are priced off various internal indices set by management. Management will adjust the indices accordingly, depending on rate movement and market conditions. An analysis of core deposit pricing for the past four years indicates that, for a cumulative 100 basis points increase in rates, the cumulative core deposit rate increases did not exceed 25 basis points, except for the master money market rate which was then priced off the 91-day U.S. Treasury bill rate. The master money market was de-coupled from the 91-day U.S. Treasury bill rate and is now priced off an internal index. The Company offers special promotions to attract deposits as needed.
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
      “Gap” analysis is used to determine the repricing characteristics of the Company’s assets and liabilities. The following table sets forth the interest rate sensitivity of the Company’s assets and liabilities as of December 31, 2005, and provides the repricing dates of the Company’s interest-earning assets and interest-

bearing liabilities as of that date, as well as the Company’s interest rate sensitivity gap percentages for the periods presented.

		4-12		Over
	0-3 Months	Months	1-5 Years	5 Years	Total

	(Dollars in thousands)
INTEREST-EARNING ASSETS:
Federal funds sold	$11,000	$—	$—	$—	$11,000
Interest-bearing due from banks	1,270	—	—	—	1,270
Securities	46,228	127,181	365,052	223,588	762,049
Loans	844,295	62,365	382,075	63,173	1,351,908

Total interest-bearing assets	$902,793	$189,546	$747,127	$286,761	$2,126,227

INTEREST-BEARING LIABILITIES:
Interest-bearing demand deposits	$155,403	$—	$—	$—	$155,403
Money markets	196,695	—	—	—	196,695
Savings deposits	2,664	7,992	42,624	57,266	110,546
Time deposits	317,594	471,257	113,483	—	902,334

Total interest-bearing deposits	$672,356	$479,249	$156,107	$57,266	$1,364,978

Securities sold under agreements to repurchase and federal funds purchased	$294,808	$—	$38,000	$—	$332,808
FHLB advances	—	—	150,000	—	150,000
Junior subordinated debt	55,672	—	—	—	55,672
Note payable	—	—	—	—	—

Total borrowings	350,480	—	188,000	—	538,480

Total interest-bearing liabilities	$1,022,836	$479,249	$344,107	$57,266	$1,903,458

Interest sensitivity gap	$(120,043)	$(289,703)	$403,020	$229,495	$222,769
Cumulative gap	$(120,043)	$(409,746)	$(6,726)	$222,769
Interest sensitivity gap to total assets	(5.20)%	(12.55)%	17.46%	9.95%
Cumulative sensitivity gap to total assets	(5.20)%	(17.76)%	(0.29)%	9.65%
      This chart shows that the Company is mismatched at zero to three and four to 12 months; that is, there were more liabilities repricing or maturing under these periods. The “Gap” position does not necessarily indicate the Company’s interest rate sensitivity or the impact to net interest income because interest-earning assets and interest-bearing liabilities are repricing off of different indices.
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

Item 8.	Consolidated Financial Statements and Supplementary Data
      See “Contents of Consolidated Financial Statements” on page F-1.

Item 9.	Changes in and Disagreements With Independent Accountants On Accounting and Financial Disclosure
      On May 2, 2003, the Audit Committee appointed McGladrey & Pullen, LLP (“McGladrey”) to serve as the Company’s independent accountant for the fiscal year ending December 31, 2003. This change in accountants was previously reported in our Current Report on Form 8-K filed with the SEC on April 29, 2003 and as amended by Form 8-K/ A filed May 19, 2003.
      During the fiscal years ended December 31, 2002 and 2001, and through May 1, 2003, the Company did not consult McGladrey with respect to the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company’s consolidated financial statements, or regarding any other matters or reportable events described under Item 304(a)(2) of Regulation S-K.
      On March 11, 2005, McGladrey & Pullen, LLP informed the Company that it had resigned as the Company’s independent accountant. The reports of McGladrey on the Company’s financial statements for the years ended December 31, 2004 and 2003 did not contain an adverse opinion or disclaimer of opinion, nor were such reports qualified or modified as to uncertainty, audit scope or accounting principles.
      During the fiscal years ended December 31, 2004 and 2003, and through March 11, 2005, except as noted below, there were no disagreements with McGladrey on matters of accounting principles or practices, financial statement disclosure, or audit scope or procedure, which disagreement, if not resolved to the satisfaction of McGladrey, would have caused it to make reference to the subject matter of the disagreement in its reports on the financial statements for such fiscal years. There were no “reportable events” as that term is described in Item 304(a)(1)(v) of Regulation S-K for the fiscal years ended December 31, 2004 and 2003 and through the date of this report.
      The Company received an unqualified audit opinion for the years ended December 31, 2004 and 2003 on its financial statements. McGladrey expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an adverse opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004.
      McGladrey advised the Company’s audit committee that during the conduct of the 2004 audit, McGladrey encountered a disagreement with management over whether the impairment of FNMA Series F perpetual preferred shares held by the Company as available-for-sale securities at December 31, 2004 was other than temporary.
      At December 31, 2004, shares of the floating rate FNMA Series F perpetual preferred equity securities were trading at amounts less than their amortized cost for a period of sixteen consecutive months. Management believed that the decline in the value of the securities was due in large part to the reset of the dividend rate in the spring of 2004, which was a low point in the interest rate cycle, followed by a subsequent increase in interest rates. Management noted that the next dividend reset date is scheduled for March 2006. The Company expected this investment to recover its original cost as interest rates increased and had both the intent and ability to hold the investment until such recovery occurred.
      At the urging of its independent accountant, the Company adopted a more conservative position and classified the security as other-than-temporarily impaired. The Company recognized a non-cash pre-tax charge of $10.1 million, in its fourth quarter statement of income, for the other-than-temporary impairment of its floating rate FNMA Series F perpetual preferred equity securities; $3.9 million of that charge was related to securities held by MBWI (see Note 3 to the Notes to the Consolidated Financial Statements). This loss previously had been reflected in comprehensive income. This action resulted in the reclassification, after tax, of $5.6 million, or $0.31 per diluted share, from comprehensive income to the statement of income for the fourth quarter and reduced net income to $2.4 million, or $0.13 per diluted share, for the year ended December 31, 2004. The reclassification had a minimal impact on stockholders’ equity at December 31, 2004.
      It is the practice of the Company not to retain securities that are classified other-than-temporarily impaired. As a consequence, these securities were liquidated in February 2005 at a $1.3 million gain in excess of the year-end carrying value; $510,000 of that gain was related to securities held by MBWI (see Note 3 to the Notes to the Consolidated Financial Statements).
      The Audit Committee discussed with McGladrey the disagreement McGladrey had with management as to whether shares of the Company’s available-for-sale floating rate perpetual preferred equity securities were “other-than-temporarily” impaired, as defined in SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities” and Securities and Exchange Commission Staff Accounting Bulletin No. 59, “Accounting for Noncurrent Marketable Equity Securities.
      The Company authorized McGladrey to respond fully to the inquiries of the Company’s successor accountant concerning the subject matter of the disagreement described herein.
      On April 19, 2005, the Audit Committee appointed PricewaterhouseCoopers LLP to serve as the Company’s independent registered public accounting firm for the fiscal year ending December 31, 2005. During the fiscal years ended December 31, 2003 and 2004, and through April 19, 2005, the Company did not consult PricewaterhouseCoopers LLP with respect to the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company’s consolidated financial statements, or regarding any other matters or reportable events described under Item 304(a)(2) of Regulation S-K. This change in accountants was previously reported in our Current Report on Form 8-K filed with the SEC on April 19, 2005.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures
      As of the end of the period covered by this report, an evaluation was performed under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer of the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)). Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that the Company’s disclosure controls and procedures as of December 31, 2005 are effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms and such information is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control Over Financial Reporting
      Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). The Company’s internal control over financial reporting was designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. There are inherent limitations to the effectiveness of any control system. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
      Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Frame-

work. Based on management’s assessment, it determined that, as of December 31, 2005, the Company’s internal control over financial reporting is effective based on those criteria.
      Management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005, has been audited by PricewaterhouseCoopers LLP, the independent registered public accounting firm who also audited the Company’s consolidated financial statements, as stated in their report included under Item 8.
Item 9B. Other Information
      None.

PART III

Item 10.	Directors and Executive Officers of the Registrant
      Information regarding directors of the Company is included in the Company’s Proxy Statement for its 2006 Annual Meeting of Stockholders (the “Proxy Statement”) under the heading “Election of Directors” and the information included therein is incorporated herein by reference. Information regarding the executive officers of the Company is included in Item 1. Business of this report.

Item 11.	Executive Compensation
      Information regarding compensation of executive officers and directors is included in the Company’s Proxy Statement under the headings “Directors’ Compensation” and “Executive Compensation,” and the information included therein is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
      Information regarding equity compensation plan is included in the Company’s Proxy Statement under the heading “Equity Compensation Plan Information,” and the information included therein is incorporated herein by reference.
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
      (a)(3) Exhibits
      The following exhibits are either filed as part of this report or are incorporated herein by reference:

2.1		Stock Purchase Agreement between Western Illinois Bancshares, Inc. and Midwest Banc Holdings, Inc. (incorporated by reference to Registrant’s report on Form 8-K filed June 1, 2005, File No. 001-13735).
2.2		Amendment to Stock Purchase Agreement between Western Illinois Bancshares, Inc. and Midwest Banc Holdings, Inc. (incorporated by reference to Registrant’s Form 10-Q for the quarter ended June 30, 2005, File No. 001-13735).
2.3		Second Amendment to Stock Purchase Agreement between Western Illinois Bancshares, Inc. and Midwest Banc Holdings, Inc. (incorporated by reference to Registrant’s report on Form 8-K filed August 29, 2005, File No. 001-13735).
2.4		Third Amendment to Stock Purchase Agreement between Western Illinois Bancshares, Inc. and Midwest Banc Holdings, Inc. (incorporated by reference to Registrant’s report on Form 8-K filed October 5, 2005, File No. 001-13735).
2.5		Fourth Amendment to Stock Purchase Agreement between Western Illinois Bancshares, Inc. and Midwest Banc Holdings, Inc. (incorporated by reference to Registrant’s report on Form 8-K filed November 3, 2005, File No. 001-13735).
2.6		Agreement and Plan of Merger, dated as of February 8, 2006, by and between Midwest Banc Holdings, Inc. and Royal American Corporation (incorporated by reference to Registrant’s report on Form 8-K filed February 8, 2006, File No. 001-13735).
2.7		Form of Stockholder Voting Agreement, dated as of February 8, 2006, by and among Midwest Banc Holdings, Inc. and certain stockholders of Royal American Corporation (incorporated by reference to Registrant’s report on Form 8-K filed February 8, 2006, File No. 001-13735).
3.1		Amended and Restated Certificate of Incorporation, as amended (incorporated by reference to Registrant’s Form 10-Q for the quarter ended June 30, 2005, File No. 001-13735).
3.2		Amended and Restated By-laws, filed September 27, 2005 (incorporated by reference to Registrant’s Report on Form 8-K filed September 27, 2005, File No. 001-13735).
4.1		Specimen Common Stock Certificate (incorporated by reference to Registrant’s Registration Statement on Form S-1, Registration No. 333-42827).
4.2		Certain instruments defining the rights of the holders of long-term debt of the Company and certain of its subsidiaries, none of which authorize a total amount of indebtedness in excess of 10% of the total assets of the Company and its subsidiaries on a consolidated basis, have not been filed as Exhibits. The Company hereby agrees to furnish a copy of any of these agreements to the SEC upon request.
*10	.1	Midwest Banc Holdings, Inc. Stock and Incentive Plan (incorporated by reference to Registrant’s Proxy Statement filed April 13, 2005, Registration No. 001-13735).

*10	.4	Form of Transitional Employment Agreements (incorporated by reference to Registrant’s Registration Statement on Form S-1, Registration No. 333-42827).
10.5		Lease dated as of December 24, 1958, between Western National Bank of Cicero and Midwest Bank and Trust Company, as amended (incorporated by reference to Registrant’s Registration Statement on Form S-1, Registration No. 333-42827).
10.6		Britannica Centre Lease, dated as of May 1, 1994, between Chicago Title and Trust Company, as Trustee under Trust Agreement dated November 2, 1977 and known as Trust No. 1070932 and Midwest Bank and Trust Company (incorporated by reference to Registrant’s Registration Statement on Form S-1, Registration No. 333-42827).
10.7		Lease dated as of March 20, 1996 between Grove Lodge No. 824 Ancient Free and Accepted Masons and Midwest Bank of Hinsdale (incorporated by reference to Registrant’s Registration Statement on Form S-1, Registration No. 333-42827).
10.8		Office Lease, undated, between Grove Lodge No. 824 Ancient Free and Accepted Masons and Midwest Bank of Hinsdale (incorporated by reference to Registrant’s Registration Statement on Form S-1, Registration No. 333-42827).
*10	.15	Form of Supplemental Executive Retirement Agreement (incorporated by reference to Registrant’s Form 10-Q for the quarter ended September 30, 2001, File No. 001-13735).
*10	.16	Form of Transitional Employment Agreement (Executive Officer Group) (incorporated by reference to Registrant’s Form 10-Q for the quarter ended September 30, 2001, File No. 001-13735).
10.17		Form of Restricted Stock Award Agreement for Officers, Restricted Stock Grant Notice for Officers, Incentive and Nonqualified Stock Options Award Agreements, and Stock Option Grant Notice for Officers (incorporated by reference to Registrant’s Report on Form 8-K filed August 29, 2005, File No. 001-13735).
*10	.18	Form of Supplemental Executive Retirement Agreement and First Amendment to the Form of Supplemental Executive Retirement Agreement (incorporated by reference to Registrant’s Report on Form 8-K filed October 28, 2005, File No. 001-13735).
10.19		Form of Restricted Stock Award Agreement for Non-employee Directors and Restricted Stock Grant Notice for Non-employee Directors (incorporated by reference to Registrant’s Report on Form 8-K filed October 28, 2005, File No. 001-13735).
10.21		Lease dated as of April 29, 1976, between Sanfilippo, Joseph C. and Grace Ann and Fairfield Savings and Loan Association, as amended (incorporated by reference to Registrant’s Form 10-K for the year ended December 31, 2003, File No. 001-13735).
10.22		Lease dated as of August 28, 2002 between Glen Oak Plaza and Midwest Bank and Trust Company (incorporated by reference to Registrant’s Form 10-K for the year ended December 31, 2003, File No. 001-13735).
10.24		Loan Agreement as of April 8, 2004, between the Company and LaSalle Bank National Association (incorporated by reference to Registrant’s Form 10-Q for the quarter ended September 30, 2004, File No. 001-13735).
10.25		Employment Agreement as of September 28, 2004 between the Company and the Chief Executive Officer (incorporated by reference to Registrant’s Form 10-Q for the quarter ended September 30, 2004, File No. 001-13735).
10.26		Retirement Agreement as of September 28, 2004 between the Company and retiring Chief Executive Officer (incorporated by reference to Registrant’s Form 10-Q for the quarter ended September 30, 2004, File No. 001-13735).
10.27		Midwest Banc Holdings, Inc. Severance Policy as of June 28, 2005 (incorporated by reference to Registrant’s Form 8-K dated June 28, 2005, File No. 001-13735).
10.28		First amendment to Loan Agreement as of April 8, 2004, between the Company and LaSalle Bank National Association (incorporated by reference to Registrant’s Report Form 8-K, dated April 28, 2005, File No. 001-13735).
10.29		Midwest Banc Holdings, Inc. Directors Deferred Compensation Plan (incorporated by reference to Registrant’s report on Form 8-K filed December 16, 1005, File No. 001-13735).

10.30	Amendment to Employment Agreement as of September 28, 2004 between the Company and the Chief Executive Officer (incorporated by reference to Registrant’s Form 10-Q for the quarter ended January 4, 2006, File No. 001-13735).
10.31	Officer Compensation
10.32	Director Compensation
21.1	Subsidiaries
23.1	Consent of PricewaterhouseCoopers LLP
23.2	Consent of McGladrey & Pullen, LLP
31.1	Rule 13a-14(a) Certification of Principal Executive Officer.
31.2	Rule 13a-14(a) Certification of Principal Financial Officer.
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, from the Company’s Chief Executive Officer and Chief Financial Officer.

*	Indicates management contracts or compensatory plans or arrangements required to be filed as an exhibit.

SIGNATURES
      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Midwest Banc Holdings, Inc.

By:	/s/ James J. Giancola

James J. Giancola
President and Chief Executive Officer
Date: March 15, 2006
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

Signature	Title	Date

/s/ E.V. Silveri E.V. Silveri	Chairman of the Board, Director	March 15, 2006

/s/ James J. Giancola James J. Giancola	President, Chief Executive Officer, and Director	March 15, 2006

/s/ Angelo A. Dipaolo Angelo A. DiPaolo	Director	March 15, 2006

/s/ Barry I. Forrester Barry I. Forrester	Director	March 15, 2006

/s/ Robert J. Genetski Robert J. Genetski	Director	March 15, 2006

/s/ Gerald F. Hartley Gerald F. Hartley	Director	March 15, 2006

/s/ Homer J. Livingston, Jr. Homer J. Livingston, Jr.	Director	March 15, 2006

Signature	Title	Date

/s/ Daniel Nagle Daniel Nagle	Director	March 15, 2006

/s/ Joseph Rizza Joseph Rizza	Director	March 15, 2006

/s/ Robert D. Small Robert D. Small	Director	March 15, 2006

/s/ Kenneth Velo Kenneth Velo	Director	March 15, 2006

/s/ Leon Wolin Leon Wolin	Director	March 15, 2006

/s/ Daniel R. Kadolph Daniel R. Kadolph	Senior Vice President, Chief Financial Officer, Comptroller, and Treasurer	March 15, 2006

MIDWEST BANC HOLDINGS, INC.
CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2005, 2004, and 2003

MIDWEST BANC HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS

	December 31,

	2005	2004

	(In thousands except share
	and per share data)
ASSETS
Cash	$58,329	$49,245
Federal funds sold and other short-term investments	12,270	169,779

Total cash and cash equivalents	70,599	219,024
Securities available-for-sale, at fair value	687,937	437,050
Securities held-to-maturity, at amortized cost (fair value: $58,332 at December 31, 2005 and $89,010 at December 31, 2004)	59,451	88,958
Federal Reserve and Federal Home Loan Bank stock, at cost	14,661	13,830
Loans	1,351,908	1,097,992
Allowance for loan losses	(17,760)	(16,217)

Net loans	1,334,148	1,081,775
Cash surrender value of life insurance	44,433	43,229
Premises and equipment, net	22,247	23,515
Other real estate	11,154	8,064
Core deposit and other intangibles, net	1,788	2,217
Goodwill	891	891
Assets held for sale	—	274,023
Other assets	60,299	44,237

Total assets	$2,307,608	$2,236,813

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Deposits
Non-interest-bearing	$158,406	$162,610
Interest-bearing	1,364,978	1,339,036

Total deposits	1,523,384	1,501,646
Federal funds purchased	68,000	—
Securities sold under agreements to repurchase	264,808	146,885
Advances from the Federal Home Loan Bank	150,000	118,079
Junior subordinated debt owed to unconsolidated trusts	55,672	55,672
Due to broker	1,301	—
Liabilities held for sale	—	250,456
Other liabilities	28,317	26,652

Total liabilities	2,091,482	2,099,390

Commitments and contingencies (see note 18)
Stockholders’ Equity
Preferred stock, $.01 par value, 1,000,000 shares authorized; none issued	—	—
Common stock, $.01 par value, 32,000,000 shares authorized; 22,139,089 shares issued at December 31, 2005 and 18,668,140 shares issued at December 31, 2004	221	187
Additional paid-in capital	134,857	65,781
Retained earnings	92,121	95,829
Unearned stock-based compensation	(3,013)	(2,642)
Accumulated other comprehensive loss	(7,606)	(16,457)
Treasury stock, at cost (325,311 shares at December 31, 2005 and 586,413 shares at December 31, 2004)	(454)	(5,275)

Total stockholders’ equity	216,126	137,423

Total liabilities and stockholders’ equity	$2,307,608	$2,236,813

See accompanying notes to consolidated financial statements.

MIDWEST BANC HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31,

	2005	2004	2003

	(In thousands, except per share data)
Interest income
Loans	$79,947	$59,370	$64,277
Securities
Taxable	29,429	28,028	29,957
Exempt from federal income taxes	1,248	615	2,555
Trading securities	388	1,560	15
Dividend income from Federal Reserve and Federal Home Loan Bank stock	727	1,058	1,076
Federal funds sold and other short-term investments	505	1,331	228

Total interest income	112,244	91,962	98,108

Interest expense
Deposits	34,067	27,652	26,587
Federal funds purchased	1,016	68	121
Securities sold under agreements to repurchase	6,213	4,249	4,749
Advances from the Federal Home Loan Bank	5,701	6,244	9,044
Junior subordinated debt owed to unconsolidated trusts	3,791	3,547	2,589
Notes payable	9	20	170

Total interest expense	50,797	41,780	43,260

Net interest income	61,447	50,182	54,848
Provision for loan losses	2,589	3,400	9,455

Net interest income after provision for loan losses	58,858	46,782	45,393

Noninterest income
Service charges on deposit accounts	5,139	5,255	5,194
Net gains (losses) on securities transactions	(17,440)	(3,786)	4,304
Impairment loss on equity securities	—	(6,248)	—
Net trading profits	413	209	6,009
Gains on sale of loans	357	537	1,021
Insurance and brokerage commissions	1,519	1,424	1,592
Trust	303	304	313
Increase in cash surrender value of life insurance	1,765	1,450	808
Life insurance benefit	789	—	—
Other	910	767	588

Total noninterest income	(6,245)	(88)	19,829

Noninterest expenses
Salaries and employee benefits	26,693	24,284	20,917
Occupancy and equipment	5,584	5,990	5,648
Professional services	4,723	4,672	4,315
Loss on extinguishment of debt	13,125	3,560	—
Other	10,402	7,985	7,219

Total noninterest expenses	60,527	46,491	38,099

Income (loss) before income taxes and discontinued operations	(7,914)	203	27,123
Provision (benefit) for income taxes	(6,325)	(2,869)	7,779

Income (loss) from continuing operations	(1,589)	3,072	19,344

Discontinued operations
Income (loss) from discontinued operations before income taxes	9,236	(2,002)	4,545
Provision (benefit) for income taxes	1,703	(1,306)	1,108

Income (loss) from discontinued operations	7,533	(696)	3,437

	Year Ended December 31,

	2005	2004	2003

	(In thousands, except per share data)
Net income	$5,944	$2,376	$22,781

Basic earnings per share from continuing operations	$(0.08)	$0.17	$1.09

Basic earnings per share from discontinued operations	$0.38	$(0.04)	$0.19

Basic earnings per share	$0.30	$0.13	$1.28

Diluted earnings per share from continuing operations	$(0.08)	$0.17	$1.06

Diluted earnings per share from discontinued operations	$0.38	$(0.04)	$0.19

Diluted earnings per share	$0.30	$0.13	$1.25

Cash dividends declared per common share	$0.48	$0.48	$0.44

See accompanying notes to consolidated financial statements.

MIDWEST BANC HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

					Accumulated
				Unearned	Other		Total
	Common		Retained	Stock-based	Comprehensive	Treasury	Stockholders’
	Stock	Surplus	Earnings	Compensation	Income (Loss)	Stock	Equity

	(In thousands, except share and per share data)
Balance, January 1, 2003	$171	$29,366	$87,105	$—	$7,145	$(8,836)	$114,951
Cash dividends declared ($.44 per share)	—	—	(7,845)	—	—	—	(7,845)
Issuance of 1,599,088 shares of common stock upon acquisition of Big Foot Financial Corp.	16	30,448	—	—	—	—	30,464
Issuance of common stock upon exercise of 108,088 stock options, net of tax benefits	—	483	—	—	—	1,183	1,666
Capital contribution from loan payoff by related parties	—	4,033	—	—	—	—	4,033
Comprehensive income
Net income	—	—	22,781	—	—	—	22,781
Net decrease in fair value of securities classified as available-for-sale, net of income taxes and reclassification adjustments	—	—	—	—	(22,969)	—	(22,969)

Total comprehensive loss							(188)

Balance, December 31, 2003	187	64,330	102,041	—	(15,824)	(7,653)	143,081
Cash dividends declared ($.48 per share)	—	—	(8,588)	—	—	—	(8,588)
Issuance of common stock upon exercise of 70,521 stock options, net of tax benefits	—	345	—	—	—	677	1,022
Issuance of 150,000 shares of restricted stock from treasury	—	1,106	—	(2,807)	—	1,701	—
Stock-based compensation	—	—	—	165	—	—	165
Comprehensive income
Net income	—	—	2,376	—	—	—	2,376
Net decrease in fair value of securities classified as available-for-sale, net of income taxes and reclassification adjustments	—	—	—	—	(633)	—	(633)

Total comprehensive income							1,743

Balance, December 31, 2004	187	65,781	95,829	(2,642)	(16,457)	(5,275)	137,423
Cash dividends declared ($.48 per share)	—	—	(9,652)	—	—	—	(9,652)
Issuance of 3,450,000 shares of stock, net of issuance costs	34	67,901	—	—	—	—	67,935
Issuance of common stock upon exercise of 397,051 stock options, net of tax benefits	—	606	—	—	—	4,146	4,752
Issuance of 63,700 shares of restricted stock, net of forfeiture	—	569	—	(1,244)	—	675	—
Stock-based compensation	—	—	—	873	—	—	873
Comprehensive income
Net income	—	—	5,944	—	—	—	5,944
Net increase in fair value of securities classified as available-for-sale, net of income taxes and reclassification adjustments	—	—	—	—	8,851	—	8,851

Total comprehensive income							14,795

Balance, December 31, 2005	$221	$134,857	$92,121	$(3,013)	$(7,606)	$(454)	$216,126

See accompanying notes to consolidated financial statements.

MIDWEST BANC HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,

	2005	2004	2003

	(In thousands)
Cash flows from continuing operating activities
Net income	$5,944	$2,376	$22,781
(Income) loss from discontinued operations	(7,533)	696	(3,437)
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	2,324	2,322	2,080
Provision for loan losses	2,589	3,400	9,455
Amortization of other intangibles	429	362	495
Proceeds (purchases) from sales of trading securities, net	597	(4,799)	(42)
Amortization of premiums and discounts on securities, net	1,967	2,361	8,633
Realized loss (gain) on sales of available-for-sale securities	17,440	3,786	(4,304)
Impairment loss on equity securities	—	6,248	—
Net loss (gain) on sales of trading securities	(413)	4,901	40
Net gain on sales of mortgage loans	(357)	(537)	(1,021)
Net change in real estate loans held for sale	(1,219)	(877)	2,823
Increase in cash surrender value of life insurance	(1,765)	(1,450)	(808)
Life insurance benefit	(789)	—	—
Deferred income taxes	2,685	(4,685)	577
Gain on sale of other real estate, net	(89)	(20)	739
Amortization of unearned stock based compensation	873	165	—
Change in other assets	(25,927)	127	(4,294)
Change in other liabilities	3,780	4,371	(4,184)

Net cash provided by continuing operating activities	536	18,747	29,533

Cash flows from continuing investing activities
Sales of securities available-for-sale	357,303	630,067	389,398
Maturities of securities available-for-sale	123,218	5,874	155
Principal payments on securities	82,203	58,058	279,617
Purchases of securities available-for-sale	(794,013)	(405,462)	(834,509)
Purchases of securities held-to-maturity	(1,010)	(66,669)	(4,437)
Maturities of securities held-to-maturity	3,635	3,085	4,595
Sale of futures contracts	—	(12,171)	(7,380)
Purchase of mortgage loans	—	(42,690)	—
Loan originations and principal collections, net	(257,360)	(100,960)	55,346
Disposition of subsidiary, net	35,621	—	—
Proceeds from sale of mortgage loans	—	—	142,546
Cash received (paid), net of cash and cash equivalents in acquisition and stock issuance	—	—	17,783
Proceeds from sale of other real estate	1,350	914	2,119
Return of life insurance premium and benefit	1,351	—	—
Investment in life insurance	—	(20,000)	—
Additions to property and equipment	(1,083)	(2,520)	(1,950)

Net cash provided by (used in) continuing investing activities	(448,785)	47,526	43,283

Cash flows from continuing financing activities
Net increase in deposits	21,738	80,619	66,197
Issuance of junior subordinated debt owed to unconsolidated trusts, net of debt issuance costs	20,619	—	18,430
Payments of junior subordinated debt owed to unconsolidated trusts	(20,619)	—	—
Proceeds from borrowings	152,000	—	5,500
Repayments on borrowings	(123,500)	(94,000)	(5,500)
Cash dividends paid	(9,164)	(8,583)	(7,317)
Change in federal funds purchased and securities sold under agreements to repurchase	185,923	(1,208)	(20,066)
Issuance of common stock	68,453	—	—
Proceeds from issuance of treasury stock under stock option plan	4,374	660	1,666

Net cash provided by (used in) continuing financing activities	299,824	(22,512)	58,910

MIDWEST BANC HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS — (Continued)

	Year Ended December 31,

	2005	2004	2003

	(In thousands)
Cash flows from discontinued operations
Net cash provided by operating activities of discontinued operations	4,641	2,356	8,837
Net cash provided by (used in) investing activities of discontinued operations	(29,161)	11,856	(2,813)
Net cash provided by (used in) financing activities of discontinued operations	113	(10,699)	8,720

Net cash provided by (used in) discontinued operations	(24,407)	3,513	14,744

Increase (decrease) in cash and cash equivalents	(172,832)	47,274	146,470
Cash and cash equivalents at beginning of year(1)	243,431	196,157	49,687

Cash and cash equivalents at end of year(2)	$70,599	$243,431	$196,157

(1) Includes following balances from discontinued operations	$24,407	$21,254	$6,050
(2) Included following balances from discontinued operations	—	24,407	21,254
Supplemental disclosures
Cash paid during the year for
Interest	$54,494	$47,732	$49,953
Income taxes	3,219	3,731	6,334
Supplemental schedule of noncash financing activities
Dividends declared not paid	$2,638	$2,149	$2,143
See accompanying notes to consolidated financial statements.

MIDWEST BANC HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 1 — Nature of Operations
      Midwest Banc Holdings, Inc. (“Midwest Banc” or the “Company”) is a bank holding company organized under the laws of the State of Delaware. Through its commercial bank and nonbank subsidiaries, the Company provides a full line of financial services to corporate and individual customers located in the greater Chicago metropolitan area. These services include demand, time, and savings deposits; lending; mortgage banking; insurance products; and trust services. While the Company’s management monitors the revenue streams of the various products and services, operations are managed and financial performance is evaluated on a Company-wide basis. The Company operates in one business segment, community banking, providing a full range of services to individual and corporate customers; the following disclosures are all related to continuing operations. The Company sold Midwest Bank of Western Illinois, one of its wholly owned subsidiaries, on September 30, 2005. This divestiture is accounted for in the accompanying financial statements as discontinued operations. See Note 3 — Discontinued Operations for more details.
Note 2 — Summary of Significant Accounting Policies
      Basis of Presentation: The consolidated financial statements of Midwest Banc include the accounts of Midwest Banc and its wholly owned subsidiaries, Midwest Bank and Trust Company (“MBTC” or the “Bank”) and Midwest Financial and Investment Services, Inc. (“MFIS”). Included in Midwest Bank and Trust Company are its wholly owned subsidiaries Midwest Bank Insurance Services, LLC and MBTC Investment Company. Significant intercompany balances and transactions have been eliminated.
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
      Cash and Cash Equivalents: Cash and cash equivalents includes cash, deposits with other financial institutions under 90 days, and federal funds sold. The Bank is required to maintain reserve balances in cash or on deposit with the Federal Reserve Bank, based on a percentage of deposits. The total of those reserve balances was approximately $15.7 million at December 31, 2005.
      Securities: Securities are classified as held-to-maturity when the Company has the ability and management has the positive intent to hold those securities to maturity. Accordingly, they are stated at cost adjusted for amortization of premiums and accretion of discounts. Securities are classified as available-for-sale when the Company may decide to sell those securities for changes in market interest rates, liquidity needs, changes in yields or alternative investments, and for other reasons. They are carried at fair value with unrealized gains and losses, net of taxes, reported in other comprehensive income (loss). Interest income is reported net of amortization of premium and accretion of discount. Realized gains and losses on disposition of securities available-for-sale are based on the net proceeds and the adjusted carrying amounts of the securities sold, using the specific identification method. Trading securities are carried at fair value. Realized and unrealized gains and losses on trading securities are recognized in the statement of income as they occur. No trading securities were held at December 31, 2005 or 2004. Declines in the fair value of held-to-maturity and available-for-sale securities below their cost that are deemed to be other than temporary are reflected in earnings as realized losses. In estimating other-than-temporary losses, management considers (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value. The evaluation also considers the impact that impairment may have on future capital, earnings, and liquidity.

MIDWEST BANC HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
      Loans: Loans are reported net of the allowance for loan losses and deferred fees. Impaired loans are carried at the present value of expected future cash flows or the fair value of the related collateral, if the loan is considered to be collateral dependent. Interest on loans is included in interest income over the term of the loan based upon the principal balance outstanding. The accrual of interest on loans is discontinued at the time the loan is 90 days past due unless the credit is well-secured and in process of collection. Past due status is based on contractual terms of the loan. In all cases, loans are placed on nonaccrual or charged off at an earlier date if collection of principal or interest is considered doubtful. All interest accrued but not collected for loans that are placed on nonaccrual is reversed against interest income. The interest on these loans is accounted for on the cash-basis or cost-recovery method, until qualifying for return to accrual. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured.
      Mortgage loans originated and intended for sale in the secondary market are carried at the lower of cost, net of deferred loan fees, or estimated fair value in the aggregate.
      Deferred loan fees: Nonrefundable loan origination fees and origination costs are deferred and amortized over the life of the loan as a yield adjustment.
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
      The Company’s methodology for determining the allowance for loan losses represents an estimation pursuant to SFAS No. 5, “Accounting for Contingencies,” and SFAS No. 114, “Accounting by Creditors for Impairment of a Loan.” The allowance reflects expected losses resulting from analyses developed through specific credit allocations for individual loans and historical loss experience for each loan category. The specific credit allocations are based on regular analyses of commercial, commercial real estate and agricultural loans over $300,000 where the internal credit rating is at or below a predetermined classification. These analyses involve a high degree of judgment in estimating the amount of loss associated with specific loans, including estimating the amount and timing of future cash flows and collateral values. The Company’s historical loss factors are updated quarterly. The allowance for loan losses also includes consideration of concentrations and changes in portfolio mix and volume, and other qualitative factors. In addition, regulatory agencies, as an integral part of their examinations, may require the Company to make additions to the allowance based on their judgment about information available to them at the time of their examinations.
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

MIDWEST BANC HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
      Other Real Estate: Real estate acquired in settlement of loans is recorded at fair value when acquired, establishing a new cost basis. If fair value declines, a valuation allowance is recorded through expense. Expenditures that increase the fair value of properties are capitalized.
      Cash Surrender Value of Life Insurance: The Company has purchased life insurance policies on certain executive and senior officers. Life insurance is recorded at its cash surrender value or the amount that can be realized.
      Goodwill: Goodwill results from prior business acquisitions and represents the excess of the purchase price over the fair value of acquired tangible assets and liabilities and identifiable intangible assets. Goodwill is not amortized but assessed at least annually for impairment, and any such impairment is recognized in the period it is identified. There was no goodwill impairment as of December 31, 2005.
      Other Intangibles: Other intangible assets consist of core deposit and acquired customer relationship intangible assets arising from whole bank, branch, and nonbank acquisitions. They are initially measured at fair value and then are amortized on an accelerated method over their estimated useful lives.
      Income Taxes: Deferred tax assets and liabilities are recognized for temporary differences between the financial reporting basis and the tax basis of the Company’s assets and liabilities. Deferred taxes are recognized for the estimated taxes ultimately payable or recoverable based on enacted tax laws. Changes in enacted tax rates and laws are reflected in the financial statements in the periods they occur. Deferred tax assets are reduced by a valuation allowance when, in the judgment of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized.
      Securities Sold Under Agreements to Repurchase: All securities sold under agreements to repurchase represent amounts advanced by various primary dealers. Securities are pledged to secure these liabilities.
      Transfers of Financial Assets: Transfers of financial assets are accounted for as sales only when control over the assets has been surrendered. Control over transferred assets is deemed to be surrendered when (1) the assets have been isolated from the Company, (2) the transferee obtains the right (free of conditions that constrain it from taking advantage of that right) to pledge or exchange the transferred assets, and (3) the Company does not maintain effective control over the transferred assets through an agreement to repurchase them before their maturity.
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

MIDWEST BANC HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Stock Compensation: Employee compensation expense under stock options is reported using the intrinsic value method as prescribed by Accounting Principles Board Opinion No. 25 “Accounting for Stock Issued to Employees.” No stock-based compensation cost is reflected in net income, as all options granted had an exercise price equal to or greater than the market price of the underlying common stock at date of grant.
      In December 2004, the Financial Accounting Standards Board (“FASB”) published SFAS No. 123 (revised 2004), “Share-Based Payment” (“FAS 123(R)”). SFAS 123(R) requires that the compensation cost relating to share-based payment transactions, including grants of employee stock options, be measured at fair value and recognized in the financial statements. Pro forma disclosure only will no longer be permitted. Modifications of share-based payments will be treated as replacement awards with the cost of the incremental value recorded in the financial statements.
      SFAS 123(R) is effective at the beginning of the first quarter of 2006. The Company will apply the modified prospective transition method of adoption and does not expect the effect on results of operations to be significant.
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
      Dividend Restriction: Banking regulations require maintaining certain capital levels and may limit the dividends paid by the subsidiary bank to the Company or by the Company to the stockholders.
      Reclassifications: Certain items in the prior year financial statements were reclassified to conform to the current year’s presentation. Such reclassifications had no effect on net income.
      New accounting pronouncements:
      In December 2003, the Accounting Standards Executive Committee of the AICPA issued Statement of Position No. 03-3 (“SOP 03-3”), “Accounting for Certain Loans or Debt Securities Acquired in a Transfer.” SOP 03-3 addresses the accounting for differences between contractual cash flows and the cash flows expected to be collected from purchased loans or debt securities if those differences are attributable, in part, to credit quality. SOP 03-3 requires purchased loans and debt securities to be recorded initially at fair value based on the present value of the cash flows expected to be collected with no carryover of any valuation allowance previously recognized by the seller. Interest income should be recognized based on the effective yield from the cash flows expected to be collected. To the extent that the purchased loans or debt securities experience subsequent deterioration in credit quality, a valuation allowance would be established for any additional cash flows that are not expected to be received. However, if more cash flows subsequently are expected to be received than originally estimated, the effective yield would be adjusted on a prospective basis. SOP 03-3 is effective for loans and debt securities acquired after December 31, 2004. This statement did not have a material impact on the Company’s consolidated financial statements.
      In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29.” This statement modifies an exception from fair value measurement of nonmonetary exchanges. Exchanges that are not expected to result in significant changes in cash flows of the reporting entity are not measured at fair value. This supersedes the prior exemption from fair value measurement for exchanges of similar productive assets and applies for all transactions after June 30, 2005.

MIDWEST BANC HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections.” This statement applies to all voluntary changes in accounting principle as well as correction of errors. It requires retrospective application of changes in accounting principle as if that principle had always been used or as an adjustment of previously issued financial statements to reflect a change in the reporting entity, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. The statement does not change previous guidance for reporting (i) the correction of an error in previously issued financial statements and (ii) a change in accounting estimate. This statement applies for fiscal years beginning after December 15, 2005.
      On November 3, 2005, the FASB issued FASB Staff Position (“FSP”) No. FAS 115-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments,” which provides guidance for the determination as to when an investment is considered impaired, whether that impairment is other than temporary, and the measurement of an impairment loss. This FSP is applicable for debt and equity securities within the scope of SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” This guidance requires the evaluation of investments that have a fair value less than cost and the determination of whether an impairment is other than temporary. This guidance also requires the disclosure of quantitative information as well as additional information the company used to reach its conclusion. FSP No. FAS 115-1 applies for reporting periods beginning after December 15, 2005. This FSP will not have a material effect on the Company’s consolidated financial statements.
Note 3 — Discontinued Operations
      On May 31, 2005, the Company entered into a Stock Purchase Agreement with Western Illinois Bancshares, Inc. (“WIB”), pursuant to which WIB acquired Midwest Bank of Western Illinois in Monmouth, Illinois (“MBWI”), formerly one of the Company’s bank subsidiaries. The sale of MBWI closed on September 30, 2005 with a sale price of $32.0 million.
      In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the assets and liabilities of MBWI are displayed on the Company’s December 31, 2004 consolidated balance sheet as “assets held for sale” and “liabilities held for sale,” and the results of operations of MBWI are shown in the Company’s consolidated statements of income for the years ended December 31, 2005, 2004, and 2003 as “discontinued operations.” The after-tax gain on the sale of MBWI of $6.9 million is included in discontinued operations for the year ended December 31, 2005.

MIDWEST BANC HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The major classes of assets and liabilities held for sale were as follows at December 31, 2004 (in thousands):

ASSETS HELD FOR SALE:
Assets
Cash	$6,492
Federal funds sold and other short-term investments	17,915
Securities available-for-sale	94,770
Securities held-to-maturity	774
Federal Reserve and Federal Home Loan Bank stock, at cost	2,561
Loans	132,408
Allowance for loan losses	(1,744)

Net loans	130,664
Cash surrender value of life insurance	6,271
Premises and equipment, net	4,006
Other real estate	160
Goodwill and other intangibles	3,469
Other assets	6,941

Total assets held for sale	$274,023

LIABILITIES HELD FOR SALE:
Liabilities
Deposits
Non-interest-bearing	$14,385
Interest-bearing	166,390

Total deposits	180,775
Federal funds purchased	—
Securities sold under agreements to repurchase	51,516
Advances from the Federal Home Loan Bank	15,549
Other liabilities	2,616

Total liabilities held for sale	$250,456

MIDWEST BANC HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The results of discontinued operations were as follows (in thousands):

	2005	2004	2003

Interest income	$10,386	$13,446	$13,971
Interest expense	4,427	5,970	6,537

Net interest income	5,959	7,476	7,434
Provision for loan losses	(183)	824	750

Net interest income after provision for loan losses	6,142	6,652	6,684
Noninterest income	(1,301)	(2,412)	3,257
Noninterest expense	4,345	6,242	5,396

Income (loss) before income taxes	496	(2,002)	4,545
Provision (benefit) for income taxes	(156)	(1,306)	1,108

Operating income (loss) from discontinued operations	652	(696)	3,437
Gain on sale of discontinued operations, net of tax	6,881	—	—

Income (loss) from discontinued operations	$7,533	$(696)	$3,437

Note 4 — Securities
      The amortized cost and fair value of securities available-for-sale and held-to-maturity are as follows:

	December 31, 2005

		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value

	(In thousands)
Securities available-for-sale
Obligations of U.S. government-sponsored entities	$24,866	$—	$(147)	$24,719
Obligations of states and political subdivisions	79,463	8	(1,121)	78,350
Mortgage-backed securities	521,896	21	(10,605)	511,312
Equity securities	63,574	—	(644)	62,930
Corporate and other debt securities	11,054	—	(428)	10,626

Total securities available-for-sale	$700,853	$29	$(12,945)	$687,937

Securities held-to-maturity
Obligations of states and political subdivisions	$6,138	$48	$(4)	$6,182
Mortgage-backed securities	53,313	6	(1,169)	52,150

Total securities held-to-maturity	$59,451	$54	$(1,173)	$58,332

MIDWEST BANC HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	December 31, 2004

		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value

	(In thousands)
Securities available-for-sale
Obligations of U.S. government-sponsored entities	$334,870	$—	$(23,726)	$311,144
Obligations of states and political subdivisions	320	—	—	320
Mortgage-backed securities	34,455	66	(677)	33,844
Equity securities	80,924	227	(62)	81,089
Corporate and other debt securities	11,074	—	(421)	10,653

Total securities available-for-sale	$461,643	$293	$(24,886)	$437,050

Securities held-to-maturity
Obligations of states and political subdivisions	$8,799	$244	$—	$9,043
Mortgage-backed securities	80,159	406	(598)	79,967

Total securities held-to-maturity	$88,958	$650	$(598)	$89,010

      The following is a summary of the fair value of securities held-to-maturity and available-for-sale with unrealized losses and an aging of those unrealized losses:

	December 31, 2005

	Less Than 12 Months		12 Months or More		Total

	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses

	(In thousands)
Securities available-for-sale
Obligations of U.S. government-sponsored entities(1)	$24,719	$(147)	$—	$—	$24,719	$(147)
Obligations of states and political subdivisions	67,994	(1,121)	—	—	67,994	(1,121)
Mortgage-backed securities
U.S. government agencies(2)	45	(1)	682	(10)	727	(11)
U.S. government-sponsored entities(1)	450,174	(8,606)	59,792	(1,988)	509,966	(10,594)
Equity securities(3)	62,930	(644)	—	—	62,930	(644)
Corporate and other debt securities	6,742	(189)	3,884	(239)	10,626	(428)

Total securities available-for-sale	$612,604	$(10,708)	$64,358	$(2,237)	$676,962	$(12,945)

Securities held-to-maturity
Obligations of states and political subdivisions	$1,004	$(4)	$—	$—	$1,004	$(4)
Mortgage-backed securities
U.S. government agencies(2)	11,012	(76)	—	—	11,012	(76)
U.S. government-sponsored entities(1)	10,188	(102)	28,630	(991)	38,818	(1,093)

Total securities held-to-maturity	$22,204	$(182)	$28,630	$(991)	$50,834	$(1,173)

Total temporarily impaired securities	$634,808	$(10,890)	$92,988	$(3,228)	$727,796	$(14,118)

(1)	Includes obligations of the Federal Home Loan Mortgage Corporation (FHLMC) and Federal National Mortgage Association (FNMA).

(2)	Includes obligations of the Government National Mortgage Association (GNMA).

(3)	Includes issues from government-sponsored entities (FNMA and FHLMC).

MIDWEST BANC HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	December 31, 2004

	Less Than 12 Months		12 Months or More		Total

	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses

	(In thousands)
Securities available-for-sale
Obligations of U.S. government-sponsored entities(1)	$9,703	$(214)	$301,441	$(23,512)	$311,144	$(23,726)
Mortgage-backed securities
U.S. government agencies(2)	243	—	492	(5)	735	(5)
U.S. government-sponsored entities(1)	179	(3)	29,163	(669)	29,342	(672)
Equity securities(3)	3,975	(6)	7,445	(56)	11,420	(62)
Corporate and other debt securities	—	—	10,653	(421)	10,653	(421)

Total securities available-for-sale	$14,100	$(223)	$349,194	$(24,663)	$363,294	$(24,886)

Securities held-to-maturity
Mortgage-backed securities
U.S. government-sponsored entities(1)	$40,874	$(598)	$—	$—	$40,874	$(598)

Total securities held-to-maturity	$40,874	$(598)	$—	$—	$40,874	$(598)

Total temporarily impaired securities	$54,974	$(821)	$349,194	$(24,663)	$404,168	$(25,484)

(1)	Includes obligations of the Federal Home Loan Mortgage Corporation (FHLMC) and Federal National Mortgage Association (FNMA).

(2)	Includes obligations of the Government National Mortgage Association (GNMA).

(3)	Includes issues from government-sponsored entities (FNMA and FHLMC).
      Management does not believe any individual unrealized loss as of December 31, 2005 identified in the preceding table represents other-than-temporary impairment.

•	The unrealized loss for U.S. government-sponsored entities mortgage-backed securities relate primarily to debt securities issued by FNMA and FHLMC; each security has a stated maturity date. FNMA is rated Aa3, AA-and A+ by Moody’s, S&P and Fitch, respectively. FHLMC is rated Aa3 and AA- by Moody’s and Fitch, respectively. The mortgage-backed securities are notes with a weighted average maturity of approximately 24 years and a weighted average interest rate of 4.98%.

•	The unrealized losses on corporate and other debt securities relate to securities which were rated A- or better by either Moody’s or S&P. These debt securities have a weighted average maturity of approximately 8 years and a weighted average interest rate of 4.73%.
      The unrealized losses in the previous table are primarily attributable to changes in interest rates. The Company has both the intent and ability to hold each of the securities shown in the table for a time necessary to recover its amortized cost. The unrealized loss on available-for-sale securities is included net of tax in other comprehensive income.
      Securities with an approximate carrying value of $385.9 million and $339.3 million at December 31, 2005 and 2004 were pledged to secure public deposits, borrowings, and for other purposes as required or permitted by law. Included in securities pledged at December 31, 2005 and 2004 are $37.8 million and $105.4 million, respectively, which have been pledged for FHLB borrowings.

MIDWEST BANC HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The amortized cost and fair value of securities by contractual maturity at December 31, 2005 are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized
	Cost	Fair Value

	(In thousands)
Securities available-for-sale
Due in one year or less	$—	$—
Due after one year through five years	25,116	24,969
Due after five years through ten years	65,312	64,432
Due after ten years	24,955	24,294

	115,383	113,695
Mortgage-backed securities	521,896	511,312

Total debt securities	637,279	625,007
Equity securities	63,574	62,930

Total securities available-for-sale	$700,853	$687,937

Securities held-to-maturity
Due in one year or less	$4,446	$4,477
Due after one year through five years	684	701
Due after five years through ten years	1,008	1,004

	6,138	6,182
Mortgage-backed securities	53,313	52,150

Total securities held-to-maturity	$59,451	$58,332

      Proceeds from sales of securities available-for-sale and the realized gross gains and losses are as follows:

	Year Ended December 31,

	2005	2004	2003

	(In thousands)
Proceeds from sales	$357,303	$630,525	$389,398

Gross realized gains	$825	$4,436	$6,001
Gross realized losses	(18,265)	(2,975)	(1,189)
Hedge ineffectiveness	—	(5,247)	(508)

Net gains (losses) on securities transactions	$(17,440)	$(3,786)	$4,304

See Note 20 — Derivative Instruments for further discussion of the fair value hedge and hedge ineffectiveness.

MIDWEST BANC HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Note 5 — Loans
      Major classifications of loans are summarized as follows:

	December 31,

	2005		2004

		% of Gross		% of Gross
	Amount	Loans	Amount	Loans

	(Dollars in thousands)
Commercial	$201,284	14.9%	$184,558	16.8%
Construction	358,785	26.5	270,836	24.7
Commercial real estate	496,819	36.8	411,535	37.5
Consumer
Home equity	115,429	8.5	100,322	9.1
Other consumer	4,273	0.3	4,377	0.4

Total consumer	119,702	8.8	104,699	9.5
Residential mortgage	176,096	13.0	126,740	11.5

Total loans, gross	1,352,686	100.0%	1,098,368	100.0%
Net deferred fees	(778)		(376)

Total loans,net	$1,351,908		$1,097,992

      Included in residential mortgage are $1.9 million and $693,000 of loans held for sale at December 31, 2005 and 2004.
Note 6 — Allowance for Loan Losses
      The following is a summary of changes in the allowance for loan losses:

	Year Ended
	December 31,

	2005	2004

	(In thousands)
Balance at beginning of year	$16,217	$14,459
Balance from acquisition	—	—
Adjustment for loan sale to related parties(1)	—	—
Provision for loan losses	2,589	3,400
Loans charged off	(2,519)	(2,148)
Recoveries on loans previously charged off	1,473	506

Balance at end of year	$17,760	$16,217

MIDWEST BANC HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      A portion of the allowance for loan losses is allocated to impaired loans. Information with respect to impaired loans and the related allowance for loan losses is as follows:

	December 31,

	2005	2004

	(In thousands)
Impaired loans for which no allowance for loan losses is allocated	$10,067	$15,102
Impaired loans with an allocation of the allowance for loan losses	16,280	20,004

Total impaired loans	$26,348	$35,106

Allowance for loan losses allocated to impaired loans	$7,934	$6,485

	Year Ended
	December 31,

	2005	2004

	(In thousands)
Average impaired loans	$29,012	$38,346
Interest income recognized on impaired loans on a cash basis	2,394	2,811
      Interest payments on impaired loans are generally applied to principal, unless the loan principal is considered to be fully collectible, in which case interest is recognized on a cash basis.
      Nonaccrual loans were $7.9 million and $9.3 million as of December 31, 2005 and 2004, respectively. Loans past due 90 days but still accruing were $4,000 and $21,000 as of December 31, 2005 and 2004, respectively.
Note 7 — Other Real Estate
      At December 31, 2005, other real estate totaled $11.2 million and included properties from two former loan relationships. Those properties include a 101 unit townhouse project with a current carrying value of $7.4 million and an office building, vacant parcel of land, and advertisement billboard with a current carrying value of $3.8 million. At December 31, 2005, the properties are recorded at their estimated net realizable value; management evaluates the properties quarterly for impairment and makes valuation adjustments as deemed necessary.
      Other real estate activity for the years ended December 31, 2005 and 2004 was as follows:

	2005	2004

	(In thousands)
Beginning balance	$8,064	$6,712
New properties	3,974	705
Capital improvements	2,807	1,542
Sales proceeds, net	(1,261)	(895)
Write downs	(2,430)	—

Ending balance	$11,154	$8,064

MIDWEST BANC HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Note 8 — Premises and Equipment
      Premises and equipment are summarized as follows:

	December 31,

	2005	2004

	(In thousands)
Land and improvements	$9,697	$9,697
Building and improvements	25,166	25,148
Furniture and equipment	15,166	15,341

Total cost	50,029	50,187
Accumulated depreciation	(27,782)	(26,672)

Premises and equipment, net	$22,247	$23,515

Note 9 — Goodwill and Intangibles
      The following table presents the carrying amount and accumulated amortization of intangible assets (in thousands):

	December 31, 2005			December 31, 2004

	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount

Amortized intangible assets:
Core deposit and other intangibles	$3,130	$(1,342)	$1,788	$3,130	$(913)	$2,217
      The amortization of intangible assets was $429,000 for the year ended December 31, 2005. The expected amortization of intangible assets is $373,000 for the year ending December 31, 2006 and $354,000 for the years ending December 31, 2007 through 2010.
      The following table presents the changes in the carrying amount of goodwill and other intangibles during the years ended December 31, 2005 and 2004 (in thousands):

	2005

		Core Deposit
		and Other
	Goodwill	Intangibles

Balance at beginning of year	$891	$2,217
Amortization	—	(429)

Balance at end of year	$891	$1,788

	2004

		Core Deposit
		and Other
	Goodwill	Intangibles

Balance at beginning of year	$891	$2,790
Amortization	—	(362)
Goodwill and intangibles acquired(1)	—	(211)

Balance at end of year	$891	$2,217

(1)	Reflects final purchase accounting adjustment from the acquisition of BFFC.

MIDWEST BANC HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Note 10 — Income Taxes
      The provision for income taxes consists of the following:

	Year Ended December 31,

	2005	2004	2003

	(In thousands)
Current
Federal	$(9,010)	$2,428	$7,211
State	—	(612)	(9)
Deferred	2,685	(4,685)	577

Total provision (benefit) for income taxes	$(6,325)	$(2,869)	$7,779

      The difference between the provision for income taxes in the consolidated financial statements and amounts computed by applying the current federal income tax rate of 35% to income before income taxes is reconciled as follows:

	Year Ended December 31,

	2005	2004	2003

	(In thousands)
Income taxes computed at the statutory rate	$(2,770)	$71	$9,493
Tax-exempt interest income on securities and loans	(563)	(404)	(969)
General business credits	(255)	(100)	—
State income taxes, net of federal tax benefit	(952)	(1,105)	422
Cash surrender value increase, net of premiums	(615)	(503)	(283)
Life insurance benefit	(276)	—	—
Dividends received deduction	(868)	(1,053)	(873)
Other	(26)	225	(11)

Total provision (benefit) for income taxes	$(6,325)	$(2,869)	$7,779

MIDWEST BANC HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The net deferred tax asset, included in other assets in the accompanying consolidated balance sheets, consisted of the following components:

	December 31,

	2005	2004

	(In thousands)
Gross deferred tax assets
Unrealized loss on securities available-for-sale	$5,002	$9,757
Allowance for loan losses	7,059	6,433
Deferred compensation	1,204	1,052
Net operating loss carryforward	1,739	667
Income from partnerships	85	131
Deferred tax credits	105	527
Impairment loss on equity securities	—	2,479
Hedge ineffectiveness	—	2,283
Other	110	—

Total gross deferred tax assets	15,304	23,329

Gross deferred tax liabilities
Depreciation	(1,682)	(1,727)
FHLB stock dividends	(1,454)	(1,856)
Amortizing intangible assets	(520)	(619)
Other	—

Total gross deferred tax liabilities	(3,656)	(4,242)

Net deferred tax asset	$11,648	$19,087

      As of December 31, 2005 and 2004, the Company believes it is more likely than not that deferred tax assets will be realized and, therefore, no valuation allowance was considered necessary.
Note 11 — Securities Sold Under Agreements to Repurchase
      The Company has repurchase agreements with brokerage firms, which are in possession of the underlying securities. The same securities are returned to the Company at the maturity of the agreements. The following summarizes certain information relative to these borrowings:

	2005	2004

	(In thousands)
Outstanding at end of year	$264,808	$146,885
Weighted average interest at year end	3.83%	2.67%
Maximum amount outstanding as of any month end	$264,808	$264,007
Average amount outstanding	204,438	155,983
Approximate weighted average rate during the year	3.04%	2.72%

MIDWEST BANC HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      At December 31, 2005, securities sold under agreements to repurchase are summarized below:

			Collateral Mortgage-
			Backed and Equity
			Securities

	Repurchase	Weighted Average	Amortized
Original Term	Liability	Interest Rate	Cost	Fair Value

	(In thousands)
Up to 30 days	$75,315	4.41%	$80,145	$78,886
30 to 90 days	111,493	4.31	116,029	114,293
Over 3 years	78,000	2.58	94,056	92,089

	$264,808	3.83%	$290,230	$285,268

Note 12 — Advances from the FHLB
      Advances from the FHLB are summarized as follows:

	December 31,

	2005		2004

	Weighted Average		Weighted Average
	Rate	Amount	Rate	Amount

	(In thousands)
Advances from the Federal Home Loan Bank due 2010	3.48%	$150,000	4.55%	$118,079
      At December 31, 2005, the FHLB advances have various call provisions; $50.0 million have a one-time call provision after one year and $100.0 million have a one-time call provision after two years. Various securities are pledged as collateral as discussed in Note 4 — Securities. In addition, the Company has collateralized the advances with a blanket lien arrangement at December 31, 2005 and 2004. The weighted average rate includes the impact of interest rate swaps at December 31, 2004.
Note 13 — Junior Subordinated Debt Owed to Unconsolidated Trusts
      The Company had $55.7 million in junior subordinated debt owed to unconsolidated trusts that were formed to issue trust preferred securities. The four trust preferred securities offerings were pooled private placements exempt from registration under the Securities Act pursuant to Section 4(2) thereunder. The Company has provided a full, irrevocable, and unconditional subordinated guarantee of the obligations of these trusts under the preferred securities. The Company is obligated to fund dividends on these securities before it can pay dividends on shares of its common stock.
      The following table details the four unconsolidated trusts and their common and trust preferred securities:

				Mandatory	Optional
Issuer	Issue Date	Amount	Rate	Redemption Date	Redemption Date

MBHI Capital Trust II	October 29, 2002	$15,464,000	LIBOR+3.45%	November 7, 2032	November 7, 2007
MBHI Capital Trust III	December 19, 2003	$9,279,000	LIBOR+3.00%	December 30, 2033	December 30, 2008
MBHI Capital Trust IV	December 19, 2003	$10,310,000	LIBOR+2.85%	January 23, 2034	January 23, 2009
MBHI Capital Trust V	June 7, 2005	$20,619,000	LIBOR+1.77%	June 15, 2035	June 15, 2010
Note 14 — Employee Benefit Plans
      The Company maintains a 401(k) salary reduction plan covering substantially all employees. Eligible employees may elect to make tax deferred contributions within a specified range of their compensation as defined in the plan. The Company contributes 1% more than the employee’s contribution up to a maximum

MIDWEST BANC HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
5% employer contribution. Contributions to the plan are expensed currently and were $635,000, $565,000, and $525,000 for the years ended December 31, 2005, 2004, and 2003.
      The Company and various members of senior management have entered into a Supplemental Executive Retirement Plan (“SERP”). The SERP provides for guaranteed payments, based on a percentage of the individual’s final salary, for 15 years after age 65. The benefit amount is reduced if the individual retires prior to age 65. The liability is being accrued over the vesting period. Expense of $343,000, $1.5 million, and $412,000 was recorded for the years ended December 31, 2005, 2004, and 2003 and has been included in salaries and employee benefits expense in the statements of income. Included in the $1.5 million for the year ended December 31, 2004 was $967,000 in severance expense for the former president and chief executive officer and $86,000 in accelerated benefit expense. Also included in the retirement benefit obligation for the former president and chief executive officer was severance and welfare benefits of $519,000 which is to be paid over 12 to 18 months commencing October 2004. These expenses were recognized in the year ended December 31, 2004.
      The Company has purchased life insurance policies on various members of executive and senior management. The Company is the beneficiary of these life insurance policies, which have an aggregate death benefit of approximately $113.7 million at December 31, 2005. In addition, the policies had aggregate cash surrender values of approximately $44.4 million at December 31, 2005 and $43.2 million at December 31, 2004. In 2004, the Company invested an additional $20.0 million in life insurance policies. These insurance policies produce revenue which will offset a portion of future SERP plan and other employee benefit plans liabilities.
Note 15 — Time Deposits
      Interest-bearing deposits in denominations of $100,000 and over were $246.8 million as of December 31, 2005 and $158.1 million as of December 31, 2004. Interest expense related to deposits in denominations of $100,000 and over was $2.4 million for 2005, $1.5 million for 2004, and $3.0 million for 2003.
      Certificates of deposit have scheduled maturities for the years 2006 through 2010 and thereafter as follows:

(In thousands)
2006	$788,850
2007	95,355
2008	14,841
2009	2,769
2010	519
Thereafter	—

$902,334

Note 16 — Related Party Transactions
      Certain executive officers, directors, and their related interests are loan customers of the Bank. These loans were made under comparable terms as for non-related parties and were determined to be arms-length

MIDWEST BANC HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
transactions. A summary of loans made by the subsidiary bank to or for the benefit of directors and executive officers is as follows:

(In thousands)
Balance at December 31, 2004	$29,251
New loans	33,565
Repayments	(24,054)

Balance at December 31, 2005	$38,762

Note 17 — Capital Requirements
      The Company and the Bank are subject to regulatory capital requirements administered by the federal banking agencies. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, banks must meet specific capital guidelines that involve quantitative measures of assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. Prompt corrective action provisions are not applicable to bank holding companies.
      Quantitative measures established by regulation to ensure capital adequacy require banks and bank holding companies to maintain minimum amounts and ratios of total and Tier 1 capital to risk-weighted assets and Tier 1 capital to average assets. If banks do not meet these minimum capital requirements, as defined, bank regulators can initiate certain actions that could have a direct material effect on a bank’s financial statements. Management believes that, as of December 31, 2005 and 2004, the Company and the Bank met all capital adequacy requirements to which they were subject.

MIDWEST BANC HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      As of December 31, 2005, the most recent Federal Deposit Insurance Corporation notification categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the institutions’ categories. To be categorized as well capitalized, banks must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios. The actual capital amounts and ratios for the Company and the Bank are presented in the following table:

			Minimum Required

			For Capital		To Be Well
	Actual		Adequacy Purposes		Capitalized

	Amount	Ratio	Amount	Ratio	Amount	Ratio

	(In thousands)
As of December 31, 2005
Total Capital (to risk-weighted assets)
Company	$292,168	18.1%	$129,381	8.0%	n/a	n/a
MBTC	205,866	12.8	128,844	8.0	161,055	10.0
Tier 1 Capital (to risk-weighted assets)
Company	274,408	17.0	64,691	4.0	n/a	n/a
MBTC	188,106	11.7	64,422	4.0	96,633	6.0
Tier 1 Capital (to average assets)
Company	274,408	12.2	90,083	4.0	n/a	n/a
MBTC	188,106	8.4	89,635	4.0	112,044	5.0

As of December 31, 2004
Total Capital (to risk-weighted assets)
Company	$219,343	14.7%	$119,758	8.0%	n/a	n/a
MBTC	189,276	14.3	105,724	8.0	132,155	10.0
Tier 1 Capital (to risk-weighted assets)
Company	198,597	13.3	59,879	4.0	n/a	n/a
MBTC	172,985	13.1	52,862	4.0	79,293	6.0
Tier 1 Capital (to average assets)
Company	198,597	8.5	93,225	4.0	n/a	n/a
MBTC	172,985	8.5	80,991	4.0	101,239	5.0

MIDWEST BANC HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Note 18 — Off-Balance-Sheet Risk and Concentrations of Credit Risk
      The Company is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet financing needs of customers. Since many commitments to extend credit expire without being used, the amounts below do not necessarily represent future cash commitments. These financial instruments include lines of credit, letters of credit, and commitments to extend credit. These are summarized as of December 31, 2005 as follows:

	Amount of Commitment Expiration Per Period

	Within			After
	1 Year	1-3 Years	4-5 Years	5 Years	Total

	(In thousands)
Lines of credit:
Commercial real estate	$162,506	$50,654	$1,397	$43	$214,600
Consumer real estate	16,988	5,234	10,292	37,405	69,919
Consumer	—	—	—	1,821	1,821
Commercial	62,644	972	238	1,251	65,105
Letters of credit	42,824	8,927	65	375	52,191
Commitments to extend credit	118,326	—	—	—	118,326

Total commercial commitments	$403,288	$65,787	$11,992	$40,895	$521,962

      At December 31, 2005, commitments to extend credit included $16.2 million of fixed rate loan commitments. These commitments are due to expire within 30 to 90 days of issuance and have rates ranging primarily from 5.99% to 6.50%. Substantially all of the unused lines of credit are at adjustable rates of interest.
      In the normal course of business, the Company is involved in various legal proceedings. In the opinion of management, any liability resulting from such proceedings would not have a material adverse effect on the Company’s financial position or results of operations.
Note 19 — Stock Compensation and Restricted Stock Awards
      Under the Company’s Stock and Incentive Option Plan (the “Plan”), officers, directors, and key employees may be granted incentive stock options to purchase the Company’s common stock at no less than 100% of the market price on the date the option is granted. Options can be granted to become exercisable immediately or options can be granted to become exercisable in installments of 25% a year on each of the first through the fourth anniversaries of the grant date or be subject to performance targets. In all cases, the options have a maximum term of ten years. The Plan also permits nonqualified stock options, stock appreciation rights, restricted stock, and restricted stock units to be issued. Currently, the Plan authorizes a total of 2,500,000 shares for issuance. There are 822,679 shares remaining for issuance under the plan at December 31, 2005.

MIDWEST BANC HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Information about option grants follows:

		Weighted Average	Weighted Average
	Number of	Exercise Price	Grant-Date Fair
	Options	Per Share	Value Per Share

Outstanding at January 1, 2003	1,099,797	$10.90
Granted during 2003	103,000	18.34	$7.31
Exercised during 2003	(120,251)	10.25
Forfeited during 2003	(6,001)	13.42

Outstanding at December 31, 2003	1,076,545	11.67
Granted during 2004	120,000	22.03	7.82
Exercised during 2004	(70,521)	9.37
Forfeited during 2004	(10,938)	16.78

Outstanding at December 31, 2004	1,115,086	12.88
Granted during 2005	30,500	19.43	5.50
Exercised during 2005	(397,051)	11.02
Forfeited during 2005	(60,593)	17.57

Outstanding at December 31, 2005	687,942	13.83

      Options exercisable at year end are as follows:

		Weighted Average
	Number of	Exercise Price
	Options	Per Share

2003	584,670	$10.30
2004	805,836	10.96
2005	588,190	13.18
      Options outstanding at December 31, 2005 were as follows:

	Outstanding
			Exercisable
		Weighted Average
		Remaining		Weighted Average
Range of Exercise Price	Number	Contractual Life	Number	Exercise Price

$5.42-8.50	14,500	1.87	14,500	$8.29
$8.83-10.59	264,955	4.53	264,955	9.66
$10.75-14.90	202,237	4.47	174,485	13.00
$18.34-22.03	206,250	8.20	134,250	20.88

Outstanding at year end	687,942	5.16	588,190	13.18

MIDWEST BANC HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The following table illustrates the effect on net income and earnings per share if expense was measured using the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation.”

	2005	2004	2003

	(In thousands, except per share data)
Income (loss) from continuing operations as reported	$(1,589)	$3,072	$19,344
Deduct: Stock-based compensation expense determined under fair value-based method	583	494	457

Pro forma income (loss) from continuing operations	$(2,172)	$2,578	$18,887

Basic earnings per share from continuing operations as reported	$(0.08)	$0.17	$1.09
Pro forma basic earnings per share	(0.11)	0.14	1.06
Diluted earnings per share from continuing operations as reported	(0.08)	0.17	1.06
Pro forma diluted earnings per share	(0.11)	0.14	1.04
      During the fourth quarter of 2005, the Compensation Committee of the Company’s Board of Directors approved the acceleration of vesting of certain unvested out-of-the-money stock options previously awarded to current employees, including executive officers, effective as of December 19, 2005. A stock option is considered out-of-the-money if the option exercise price is greater than the price per share of common stock traded on the NASDAQ National Market. Such actions were taken in accordance with the provisions of the Company’s Stock and Incentive Plan approved by the stockholders on May 18, 2005. Options relating to 93,875 shares, which were issued in July 2004, vested as a result of the acceleration on December 19, 2005. The primary purpose of accelerating the vesting of these options was to eliminate future compensation expense the Company otherwise would recognize in its consolidated income statement under the requirements of SFAS No. 123(R). The pro forma amount for 2005 in the table above includes $226,000, after-tax, relating to these options.
      The pro forma effects are computed using option pricing models, using the following weighted-average assumptions as of grant date.

	2005	2004	2003

Fair value	$5.50	$7.82	$7.31
Risk-free interest rate	4.05%	4.56%	3.40%
Expected option life	5 years	7 years	7.6 years
Expected stock price volatility	22.06%	21.01%	28.53%

MIDWEST BANC HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Under the Plan, officers, directors, and key employees may also be granted restricted shares of the Company’s common stock. Holders of restricted shares are entitled to receive cash dividends paid to the Company’s common stockholders and have the right to vote the restricted shares prior to vesting. These restricted shares grants vest over a certain time period not exceeding five years and/or are subject to performance targets. Compensation expense for the restricted shares equals the market price of the related stock at the date of grant and is amortized on a straight-line basis over the vesting period assuming certain performance targets are met when applicable. The restricted share grants are as follows:

	2005

		Grant-date
	Number of	Per Share
	Restricted Shares	Fair Value

May 18, 2005 Grant	9,000	$19.96
June 28, 2005 Grant	6,000	19.75
July 1, 2005 Grant, net of forfeiture	48,700	19.43

Total Granted 2005	63,700	19.54

	2004

		Grant-date
	Number of	Per Share
	Restricted Shares	Fair Value

September 28, 2004 Grant	150,000	$18.71

Total Granted 2004	150,000	18.71

      As of December 31, 2005, 178,700 restricted shares granted were outstanding. The Company recognized $873,000 and $165,000 in compensation expense related to the restricted stock grants during the years ended December 31, 2005 and 2004, respectively. No restricted shares were granted or outstanding in 2003.
Note 20 — Derivative Instruments
      The Company has from time to time bought and sold various put and call options with terms less than 90 days on U.S. Treasury and government-sponsored entities obligations, mortgage-backed securities, and futures contracts during 2005 and 2004. These are stand-alone derivatives that are carried at their estimated fair value with the corresponding gain or loss recorded in net trading profits or losses. The Company did not have any put or call options outstanding at December 31, 2005 or 2004.
      The Company enters into interest rate swaps to reduce exposure to declining interest rates. As of December 31, 2004, the Company had various interest rate swap transactions, which resulted in the Company converting $121.5 million of its FHLB advance fixed rate debt to floating rate debt. The swap transactions required payment of interest by the Company at the one-month LIBOR plus a spread and, in turn, the Company received a fixed rate. The Company had documented these to be fair value hedges that were carried at their estimated fair value. Changes in fair values of the swaps and of the hedged items were charged or credited to earnings. These interest rate swaps were terminated in the second quarter of 2005.
      Summary information about interest rate swaps at December 31, 2004 follows:

(In thousands)
Notional amount	$121,500
Weighted average fixed rates received	5.47%
Weighted average variable rates paid	4.44%
Weighted average maturity	5.60 years
Fair value	$(3,421)

MIDWEST BANC HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      In 2004, the Company entered into 2,900 U.S. Treasury 10-year note futures contracts with a notional value of $290.0 million and a delivery date of March 2005. The Company sold these contracts in order to hedge certain U.S. government-sponsored entities notes held in its available-for-sale portfolio. The Company’s objective was to offset changes in the fair market value of the U.S. government-sponsored entities notes with changes in the fair market value of the futures contracts, thereby reducing interest rate risk. The Company documented these futures contracts as fair value hedges with the changes in market value of the futures contracts as well as the changes in the market value of the hedged items charged or credited to earnings. For the year ended December 31, 2004, the change in the market values of the futures contracts and the hedged items resulted in a net loss of $5.2 million compared to a loss of $508,000 for the year ended December 31, 2003. Gains or losses on fair value hedges occur when changes in the market value of the hedged items are not identical to changes in the market value of hedge instruments during the reporting period. The table below summarizes the net gains (losses) on securities transactions and the related hedge for the years shown.

	Year ended December 31,

	2005	2004	2003

	(In thousands)
Net gains (losses) on securities transactions	$(17,440)	$1,461	$4,812
Hedge ineffectiveness	—	(5,247)	(508)

Net gains (losses) on securities transactions	$(17,440)	$(3,786)	$4,304

The Company de-designated this hedge as of December 31, 2004 and the futures contracts then became stand-alone derivatives. These futures contracts were terminated in the first quarter of 2005 at a gain of $336,000.
      In 2004, the Company entered into spread lock swap agreements with a notional value of $247.0 million, determination date of March 31, 2005, and spread lock strike of 0.41%. The Company entered into these agreements in order to minimize earnings volatility associated with spread widening of the hedged U.S. Agency notes through the first quarter of 2005. These were stand-alone derivatives that were carried at their estimated fair value with the corresponding gain or loss recorded in net trading profits or losses. The Company terminated these agreements in the first quarter of 2005 at a loss of $425,000.

MIDWEST BANC HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Note 21 — Parent Company Financial Statements
      The following are condensed balance sheets and statements of income and cash flows for the Company, without subsidiaries:
CONDENSED BALANCE SHEETS

	December 31,

	2005	2004

	(In thousands)
ASSETS
Cash	$83,389	$2,669
Investment in subsidiaries with continuing operations	185,545	163,126
Investment in subsidiary with discontinued operations	—	23,574
Other assets	7,574	9,023

Total assets	$276,508	$198,392

LIABILITIES AND STOCKHOLDERS’ EQUITY
Junior subordinated debt owed to unconsolidated trusts	$55,672	$55,672
Other liabilities	4,710	5,297
Stockholders’ equity	216,126	137,423

Total liabilities and stockholders’ equity	$276,508	$198,392

CONDENSED STATEMENTS OF INCOME

	December 31,

	2005	2004	2003

	(In thousands)
Operating income
Dividends from continuing subsidiaries	$3,346	$6,571	$6,545
Fees from continuing subsidiaries	1,897	1,672	1,594
Noninterest income	59	37	1,104
Interest expense	(3,801)	(3,567)	(2,844)
Noninterest expense	(6,733)	(8,633)	(5,566)

Income (loss) before income taxes and equity in undistributed income of continuing subsidiaries	(5,232)	(3,920)	833
Income tax benefit	3,434	3,932	2,110
Equity in undistributed income of continuing subsidiaries	209	3,060	16,401

Income (loss) from continuing operations	(1,589)	3,072	19,344

Income (loss) from discontinued operations	7,533	(696)	3,437

Net income	$5,944	$2,376	$22,781

MIDWEST BANC HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
CONDENSED STATEMENTS OF CASH FLOWS

	December 31,

	2005	2004	2003

	(In thousands)
Cash flows from continuing operating activities
Net income	$5,944	$2,376	$22,781
(Income) loss from discontinued operations	(7,533)	696	(3,437)
Adjustments to reconcile net income from to net cash provided by continuing operating activities
Equity in undistributed income of continuing subsidiaries	(209)	(3,060)	(16,401)
Depreciation	101	73	66
Amortization of stock-based compensation	873	165	—
Change in other assets	(171)	(2,175)	7,059
Change in other liabilities	(1,517)	1,881	(3,178)

Net cash provided by (used in) continuing operating activities	(2,512)	(44)	6,890

Cash flows from continuing investing activities
Cash paid, net of cash and cash equivalents in acquisition and stock issuance	—	—	(1,377)
Investment in continuing subsidiaries	(15,200)	—	(7,000)
Property and equipment expenditures	(39)	(207)	(68)
Disposition of subsidiary	35,621	—	—

Net cash provided by (used in) continuing investing activities	20,382	(207)	(8,445)

Cash flows from continuing financing activities
Issuance of junior subordinated debt, net of debt issuance costs	20,619	—	18,430
Payments of junior subordinated debt	(20,619)	—	—
Proceeds from notes payable	2,000	—	5,500
Repayments on notes payable	(2,000)	(2,000)	(5,500)
Cash dividends paid	(9,164)	(8,583)	(7,317)
Issuance of common stock	68,453	—	—
Proceeds from issuance of common and treasury stock under stock option plan	4,374	660	1,666

Net cash provided by (used in) continuing financing activities	63,663	(9,923)	12,779

Cash flows from discontinued operations
Net cash provided by (used in) operating activities of discontinued operations	187	1,127	1,137
Net cash used in investing activities of discontinued operations	(1,000)	—	(3,000)

Net cash provided by (used in) discontinued operations	(813)	1,127	(1,863)

Increase (decrease) in cash and cash equivalents	80,720	(9,047)	9,361
Cash and cash equivalents at beginning of year	2,669	11,716	2,355

Cash and cash equivalents at end of year	$83,389	$2,669	$11,716

MIDWEST BANC HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Note 22 — Earnings Per Share

	2005	2004	2003

	(In thousands, except per share data)
Basic
Income (loss) from continuing operations	$(1,589)	$3,072	$19,344
Income (loss) from discontinued operations	7,533	(696)	3,437

Net income	$5,944	$2,376	$22,781

Weighted average common shares outstanding	19,573	17,888	17,798

Basic earnings per share from continuing operations	$(0.08)	$0.17	$1.09

Basic earnings per share from discontinued operations	$0.38	$(0.04)	$0.19

Basic earnings per share	$0.30	$0.13	$1.28

Diluted
Income (loss) from continuing operations	$(1,589)	$3,072	$19,344
Income (loss) from discontinued operations	7,533	(696)	3,437

Net income	$5,944	$2,376	$22,781

Weighted average common shares outstanding	19,573	17,888	17,798
Dilutive effect of stock options(1)	234	403	420
Dilutive effect of restricted stock(1)	38	—	—

Diluted average common shares	19,845	18,291	18,218

Diluted average common shares — continuing operations(1)	19,573	18,291	18,218

Diluted average common shares — discontinued operations(1)	19,845	17,888	18,218

Diluted earnings per share from continuing operations	$(0.08)	$0.17	$1.06

Diluted earnings per share from discontinued operations	$0.38	$(0.04)	$0.19

Diluted earnings per share	$0.30	$0.13	$1.25

(1)	No dilutive shares from stock options or restricted stock were included in the computation of earnings per share if there was a resulting loss from continuing or discontinued operations.
      Options to purchase 92,500 shares at $22.03 and 120,000 shares at $22.03 were not included in the computation of diluted earnings per share for the years ended December 31, 2005 and 2004, respectively, because the options’ exercise price was greater than the average market price of the common stock and were, therefore, antidilutive.

MIDWEST BANC HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Note 23 — Other Comprehensive Income
      Changes in other comprehensive income or loss components and related taxes are as follows:

	Years Ended December 31,

	2005	2004	2003

	(In thousands)
Unrealized holding gains (losses) on securities available-for-sale	$(5,710)	$(15,504)	$(32,087)
Reclassification adjustment for (gains) losses recognized in income from continuing operations	17,440	10,034	(4,304)
Reclassification adjustment for (gains) losses recognized in income from discontinued operations	2,982	4,544	(1,036)
Accretion of unrealized gains on securities transferred from available-for-sale to held-to-maturity	(40)	(123)	(595)

Net unrealized gains (losses)	14,672	(1,049)	(38,022)
Tax effect	(5,821)	416	15,053

Other comprehensive income (loss)	$8,851	$(633)	$(22,969)

Note 24 — Quarterly Results of Operations (Unaudited)

	Three Months Ended

2005	March 31	June 30	September 30	December 31

	(In thousands, except per share data)
Interest income	$24,532	$26,731	$28,880	$32,101
Interest expense	11,294	12,661	12,457	14,385

Net interest income	13,238	14,070	16,423	17,716
Provision for loan losses	814	813	813	149
Noninterest income	2,081	(14,426)	3,562	2,538
Noninterest expense	10,716	27,670	11,277	10,864

Income (loss) from continuing operations before income taxes	3,789	(28,839)	7,895	9,241
Provision (benefit) for income taxes	812	(11,690)	1,982	2,571

Income (loss) from continuing operations	2,977	(17,149)	5,913	6,670

Discontinued operations
Income from discontinued operations	1,632	1,050	6,554	—
Provision for income taxes	527	251	925	—

Income from discontinued operations	1,105	799	5,629	—

Net income (loss)	$4,082	$(16,350)	$11,542	$6,670

Earnings per common share(a)
Basic from continuing operations	$0.16	$(0.94)	$0.30	$0.31
Basic from discontinued operations	0.06	0.04	0.28	0.00
Basic	0.22	(0.90)	0.58	0.31
Diluted from continuing operations	0.16	(0.94)	0.29	0.30
Diluted from discontinued operations	0.06	0.04	0.28	0.00
Diluted	0.22	(0.90)	0.57	0.30

MIDWEST BANC HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Three Months Ended

2004	March 31	June 30	September 30	December 31

	(In thousands, except per share data)
Interest income	$22,719	$21,737	$23,629	$23,877
Interest expense	10,463	10,458	11,265	9,594

Net interest income	12,256	11,279	12,364	14,283
Provision for loan losses	600	600	400	1,800
Noninterest income	3,512	2,336	(1,569)	(4,367)
Noninterest expense	9,700	10,050	12,018	14,723

Income (loss) from continuing operations before income taxes	5,468	2,965	(1,623)	(6,607)
Provision (benefit) for income taxes	1,298	557	(1,395)	(3,329)

Income (loss) from continuing operations	4,170	2,408	(228)	(3,278)

Discontinued operations
Income (loss) from discontinued operations	845	1,062	84	(3,993)
Provision (benefit) for income taxes	190	286	(113)	(1,669)

Income (loss) from discontinued operations	655	776	197	(2,324)

Net income (loss)	$4,825	$3,184	$(31)	$(5,602)

Earnings per common share(a)
Basic from continuing operations	$0.23	$0.14	$(0.01)	$(0.18)
Basic from discontinued operations	0.04	0.04	0.01	(0.13)
Basic	0.27	0.18	0.00	(0.31)
Diluted from continuing operations	0.23	0.13	(0.01)	(0.18)
Diluted from discontinued operations	0.04	0.04	0.01	(0.13)
Diluted	0.26	0.17	0.00	(0.31)

(a)	Earnings per share for the quarters and fiscal years have been calculated separately. Accordingly, quarterly amounts may not add to the annual amounts because of differences in the average common shares outstanding during each period.
Note 25 — Fair Value of Financial Instruments
      The fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. The methods and assumptions used to determine fair values for each class of financial instrument are presented below.
      The carrying amount is equivalent to the estimated fair value for cash and cash equivalents, federal funds purchased, FHLB stock, accrued interest receivable and payable, due from and to broker, demand deposits, short-term debt, and variable rate loans or deposits that reprice frequently and fully. The fair value of securities and derivatives, including swaps, are based on market prices or dealer quotes, and if no such information is available, on the rate and term of the item or information about the issuer. For fixed rate loans or deposits and for variable rate loans or deposits with infrequent repricing or repricing limits, and securities sold under agreements to repurchase, fair value is based on discounted cash flows using current market rates applied to the estimated life and credit risk. Fair values for impaired loans are estimated using discounted cash flow analysis or underlying collateral values. The fair value of fixed rate debt is based on current rates for similar financing. The fair value of off-balance-sheet items, including loan commitments, is not material.

MIDWEST BANC HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The estimated fair values of the Company’s financial instruments were as follows:

	December 31,

	2005		2004

	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value

	(In thousands)
Financial assets
Cash and cash equivalents	$70,599	$70,599	$219,024	$219,024
Securities available-for-sale	687,937	687,937	437,050	437,050
Securities held-to-maturity	59,451	58,332	88,958	89,010
Federal Reserve and Federal Home Loan Bank stock	14,661	14,661	13,830	13,830
Loans, net of allowance for loan losses	1,334,148	1,330,226	1,081,775	1,082,914
Accrued interest receivable	9,705	9,705	7,479	7,479
Financial liabilities
Deposits
Non-interest-bearing	(158,406)	(158,406)	(162,610)	(162,610)
Interest-bearing	(1,364,978)	(1,324,025)	(1,339,036)	(1,313,576)
Securities sold under agreements to repurchase and federal funds purchased	(332,808)	(331,260)	(146,885)	(145,446)
FHLB advances	(150,000)	(148,414)	(118,079)	(131,044)
Junior subordinated debt owed to unconsolidated trusts	(55,672)	(57,538)	(55,672)	(55,070)
Accrued interest payable	(3,683)	(3,683)	(2,907)	(2,907)
Interest rate swaps	—	—	(3,421)	(3,421)
Due to broker	(1,301)	(1,301)	—	—
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
Note 26 — Business Combination
      On January 3, 2003, the Company acquired Big Foot Financial Corp. (“BFFC”) through the issuance of approximately 1,599,088 shares of common stock at $18.81 per share and cash paid of $1.4 million, and incurred acquisition costs of $557,000, resulting in total consideration of $32.0 million. BFFC was merged into the Company, and its banking subsidiary was merged into and its offices became branches of MBTC. At closing, the Company transferred $3.4 million of securities categorized as held-to-maturity to available-for-sale under permissible provisions of SFAS No. 115. During the first quarter of 2003, the Company sold a portion of the acquired mortgage loans and mortgage servicing rights of $141.9 million on a non-recourse basis.

MIDWEST BANC HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The business combination was accounted for under the purchase method of accounting. Accordingly, the results of operations of BFFC have been included in the Company’s results of operations since January 3, 2003, the date of acquisition. Under this method of accounting, the purchase price is allocated to the respective assets acquired and liabilities assumed based on their estimated fair values. The excess of purchase price over the net assets acquired is recorded as goodwill.
Note 27 — Subsequent Event
      On February 8, 2006, the Company entered into an agreement and plan of merger with Royal American Corporation (“Royal American”) for a cash and stock merger transaction. The Company expects to issue 2.9 million common shares and pay $64.3 million in cash for an expected total purchase price of $130.2 million. The Company’s stock will comprise up to 51% of the purchase price, at an exchange ratio of 3.58429 shares for each Royal American common share, and the remainder will be paid in cash at the rate of $80 per Royal American common share. This transaction is expected to close in mid-2006, pending regulatory approval as well as Royal American stockholder approval.

Report of Independent Registered Public Accounting Firm
To the Shareholders and Board of Directors of Midwest Banc Holdings, Inc:
We have completed an integrated audit of Midwest Banc Holdings, Inc.’s 2005 consolidated financial statements and of its internal control over financial reporting as of December 31, 2005, in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audit, are presented below.
Consolidated financial statements
In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of income, changes in shareholders’ equity and cash flows present fairly, in all material respects, the financial position of Midwest Banc Holdings, Inc. and its subsidiaries at December 31, 2005, and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.
Internal control over financial reporting
Also, in our opinion, management’s assessment, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A, that the Company maintained effective internal control over financial reporting as of December 31, 2005 based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control — Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

PRICEWATERHOUSECOOPERS LLP
Chicago, Illinois
March 13, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
ON THE FINANCIAL STATEMENTS
To the Stockholders and Board of Directors
Midwest Banc Holdings, Inc.
Melrose Park, Illinois
We have audited the accompanying consolidated balance sheets of Midwest Banc Holdings, Inc. as of December 31, 2004, and the related statements of income, stockholders’ equity, and cash flows for the years ended December 31, 2004 and 2003. These financial statements are the responsibility of the Corporation’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Midwest Banc Holdings, Inc. as of December 31, 2004, and the results of its operations and its cash flows for the years ended December 31, 2004 and 2003 in conformity with U.S. generally accepted accounting principles.

McGladrey & Pullen, LLP
Schaumburg, Illinois
February 25, 2005, except as to the discontinued
operations referenced to in Note 3, as to
which the date is March 15, 2006.