Form 10-Q
period 2006-03-31
MIDWEST BANC HOLDINGS INC
filed 2006-05-09
CIK 1051379

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2006
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
Large accelerated filer ☐ Accelerated filer ☑ Non-accelerated filer ☐
     Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 9, 2006

Common, par value $.01	21,933,356

MIDWEST BANC HOLDINGS, INC.
Form 10-Q

i

MIDWEST BANC HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands)

	(Unaudited)
	March 31,	December 31,
	2006	2005
ASSETS
Cash	$54,954	$58,329
Federal funds sold and other short-term investments	14,965	12,270

Total cash and cash equivalents	69,919	70,599
Securities available-for-sale	638,273	687,937
Securities held-to-maturity (fair value: $53,742 at March 31, 2006 and $58,332 at December 31, 2005)	55,401	59,451
Federal Reserve and Federal Home Loan Bank stock, at cost	14,661	14,661
Loans held for sale	1,688	1,912
Loans	1,403,700	1,349,996
Allowance for loan losses	(17,737)	(17,760)

Net loans	1,385,963	1,332,236
Cash surrender value of life insurance	49,922	44,433
Premises and equipment, net	22,043	22,247
Other real estate	11,036	11,154
Core deposit and other intangibles, net	1,681	1,788
Goodwill	891	891
Due from broker	24,810	—
Other assets	60,160	60,299

Total assets	$2,336,448	$2,307,608

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Deposits
Noninterest-bearing	$161,528	$158,406
Interest-bearing	1,455,106	1,364,978

Total deposits	1,616,634	1,523,384
Federal funds purchased	—	68,000
Securities sold under agreements to repurchase	217,946	264,808
Advances from the Federal Home Loan Bank	200,000	150,000
Junior subordinated debt owed to unconsolidated trusts	55,672	55,672
Due to broker	—	1,301
Other liabilities	27,009	28,317

Total liabilities	2,117,261	2,091,482

Commitments and contingencies (see note 11)

Stockholders’ Equity
Preferred stock, $.01 par value, 1,000,000 shares authorized; none issued	—	—
Common stock, $.01 par value, 32,000,000 shares authorized; 22,257,483 shares issued at March 31, 2006 and 22,139,089 shares issued at December 31, 2005	222	221
Additional paid-in capital	137,001	134,857
Retained earnings	95,431	92,121
Restricted stock	(3,331)	(3,013)
Accumulated other comprehensive loss	(9,682)	(7,606)
Treasury stock, at cost (324,627 shares at March 31, 2006 and 325,311 shares at December 31, 2005)	(454)	(454)

Total stockholders’ equity	219,187	216,126

Total liabilities and stockholders’ equity	$2,336,448	$2,307,608

See accompanying notes to unaudited consolidated financial statements.

MIDWEST BANC HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
For the three months ended March 31, 2006 and 2005
(In thousands, except per share data)

	2006	2005
Interest Income
Loans	$24,387	$17,242
Securities
Taxable	7,922	6,714
Exempt from federal income taxes	819	94
Trading securities	—	66
Dividend income from Federal Reserve and Federal Home Loan Bank stock	137	195
Federal funds sold and other short-term investments	94	221

Total interest income	33,359	24,532
Interest Expense
Deposits	10,737	7,753
Federal funds purchased	248	51
Securities sold under agreements to repurchase	2,671	1,064
Advances from the Federal Home Loan Bank	1,539	1,432
Junior subordinated debt owed to unconsolidated trusts	1,003	985
Note payable	—	9

Total interest expense	16,198	11,294

Net interest income	17,161	13,238
Provision for loan losses	—	814

Net interest income after provision for loan losses	17,161	12,424
Noninterest Income
Customer service fees	1,203	1,226
Net losses on securities transactions	(195)	(256)
Net trading profits	—	13
Gains on sales of loans	91	62
Insurance and brokerage commissions	512	385
Trust	77	67
Increase in cash surrender value of life insurance	490	346
Gain on extinguishment of debt	625	—
Other	210	238

Total noninterest income	3,013	2,081
Noninterest Expenses
Salaries and employee benefits	7,482	6,511
Occupancy and equipment	1,456	1,477
Professional services	1,080	1,151
Other	1,867	1,577

Total noninterest expenses	11,885	10,716

Income before income taxes and discontinued operations	8,289	3,789

Provision for income taxes	2,348	812

Income from continuing operations	5,941	2,977

Discontinued operations
Income from discontinued operations before income taxes	—	1,632
Provision for income taxes	—	527

Income from discontinued operations	—	1,105

Net Income	$5,941	$4,082

Basic earnings per share from continuing operations	$0.27	$0.16

Basic earnings per share from discontinued operations	$—	$0.06

Basic earnings per share	$0.27	$0.22

Diluted earnings per share from continuing operations	$0.27	$0.16

Diluted earnings per share from discontinued operations	$—	$0.06

Diluted earnings per share	$0.27	$0.22

Cash dividends declared per common share	$0.12	$0.12

See accompanying notes to unaudited consolidated financial statements.

MIDWEST BANC HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (Unaudited)
For the three months ended March 31, 2006 and 2005
(In thousands, except share and per share data)

					Accumulated
		Additional			Other		Total
	Common	Paid in	Retained	Restricted	Comprehensive	Treasury	Stockholders’
	Stock	Capital	Earnings	Stock	Loss	Stock	Equity
Balance, January 1, 2005	$187	$65,781	$95,829	$(2,642)	$(16,457)	$(5,275)	$137,423

Cash dividends declared ($0.12 per share)	—	—	(2,189)	—	—	—	(2,189)

Issuance of common stock upon exercise of 279,424 stock options, net of tax benefit	—	(35)	—	—	—	3,141	3,106
Stock-based compensation	—	—	—	166	—	—	166
Comprehensive loss
Net income	—	—	4,082	—	—	—	4,082
Net decrease in fair value of securities classified as available- for-sale, net of income taxes and reclassification adjustments	—	—	—	—	(6,796)	—	(6,796)

Total comprehensive loss							(2,714)

Balance, March 31, 2005	$187	$65,746	$97,722	$(2,476)	$(23,253)	$(2,134)	$135,792

Balance, January 1, 2006	$221	$134,857	$92,121	$(3,013)	$(7,606)	$(454)	$216,126

Cash dividends declared ($0.12 per share)	—	—	(2,631)	—	—	—	(2,631)

Issuance of common stock upon exercise of 89,078 stock options, net of tax benefit	1	1,492	—	—	—	—	1,493
Issuance of 29,316 shares of restricted stock	—	652	—	(652)	—	—	—
Stock-based compensation	—	—	—	334	—	—	334
Comprehensive income
Net income	—	—	5,941	—	—	—	5,941
Net decrease in fair value of securities classified as available- for-sale, net of income taxes and reclassification adjustments	—	—	—	—	(2,076)	—	(2,076)

Total comprehensive income							3,865

Balance, March 31, 2006	$222	$137,001	$95,431	$(3,331)	$(9,682)	$(454)	$219,187

See accompanying notes to unaudited consolidated financial statements.

MIDWEST BANC HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
For the three Months Ended March 31, 2006 and 2005
(In thousands)

	2006	2005
Cash flows from continuing operating activities
Net income	$5,941	$4,082
Income from discontinued operations	—	(1,105)
Adjustments to reconcile net income to net cash provided by continuing operating activities
Depreciation	598	599
Provision for loan losses	—	814
Amortization of other intangibles	107	108
Proceeds from sales of trading securities, net	—	50
Amortization of premiums and discounts on securities, net	239	618
Realized loss on sale of available-for-sale securities, net	195	256
Net gain on sales of trading securities, net	—	(13)
Net gain on sales of loans held for sale	(91)	(62)
Net change in loans held for sale	315	31
Increase in cash surrender value of life insurance	(490)	(346)
Deferred income taxes	2,763	(477)
Gain on sale of other real estate, net	—	(14)
Amortization of deferred stock based compensation	334	166
Change in other assets	(948)	(3,851)
Change in other liabilities	(1,301)	401

Net cash provided by continuing operating activities	7,662	1,257
Cash flows from continuing investing activities
Sales of securities available-for-sale	—	42,840
Maturities of securities available-for-sale	—	218
Principal payments on securities	25,175	9,085
Purchases of securities available-for-sale	(2,688)	(217,197)
Maturities of securities held-to-maturity	1,365	710
Loan originations and principal collections, net	(53,930)	(56,604)
Proceeds from sale of other real estate	321	620
Investment in life insurance	(5,000)	—
Additions to property and equipment	(394)	(165)

Net cash used in continuing investing activities	(35,151)	(220,493)
Cash flows from continuing financing activities
Net increase (decrease) in deposits	93,250	(4,682)
Proceeds from borrowings	50,000	2,000
Repayments on borrowings	—	(2,000)
Cash dividends paid	(2,638)	(2,149)
Change in federal funds purchased and securities sold under agreements to repurchase	(114,862)	50,910
Proceeds from issuance of common or treasury stock under stock and incentive option plan	1,059	3,098

Net cash provided by continuing financing activities	26,809	47,177

Cash flows from discontinued operations
Net cash provided by operating activities of discontinued operations	—	3,263
Net cash used in investing activities of discontinued operations	—	(24,514)
Net cash provided by financing activities of discontinued operations	—	4,408

Net cash used in discontinued operations	—	(16,843)

Decrease in cash and cash equivalents	(680)	(188,902)

Cash and cash equivalents at beginning of period (1)	70,599	243,431

Cash and cash equivalents at end of period (2)	$69,919	$54,529

(1) Includes following balances from discontinued operations	$—	$24,407
(2) Includes following balances from discontinued operations	—	6,459

Supplemental disclosures
Cash paid during year for:
Interest	$15,705	$12,508
Income Taxes	—	758
Dividends declared not paid	$2,631	$2,189
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
     The annualized results of operations for the three months ended March 31, 2006 are not necessarily indicative of the results expected for the full year ending December 31, 2006.
NOTE 2 — NEW ACCOUNTING PRONOUNCEMENTS
     In December 2004, the Financial Accounting Standards Board (“FASB”) published Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), “Share-Based Payment” (“FAS 123(R)”). FAS 123(R) requires that the compensation cost relating to share-based payment transactions, including grants of employee stock options, be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. FAS 123(R) permits entities to use any option-pricing model that meets the fair value objective in FAS 123(R). Modifications of share-based payments will be treated as replacement awards with the cost of the incremental value recorded in the financial statements. FAS 123(R) is effective at the beginning of the first quarter of 2006. The Company applied the modified prospective transition method of application. This statement did not have a material impact on the Company’s consolidated financial statements. Please see Note 9 to the notes to the unaudited consolidated financial statements for more details.

MIDWEST BANC HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
     On November 3, 2005, the FASB issued FASB Staff Position (“FSP”) No. FAS 115-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments,” which provides guidance for the determination as to when an investment is considered impaired, whether that impairment is other than temporary, and the measurement of an impairment loss. This FSP is applicable for debt and equity securities within the scope of SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” This guidance requires the evaluation of investments that have a fair value less than cost and the determination of whether an impairment is other than temporary. This guidance also requires the disclosure of quantitative information as well as additional information the company used to reach its conclusion. FSP No. FAS 115-1 applies for reporting periods beginning after December 15, 2005. This FSP did not have a material impact on the Company’s consolidated financial statements.
NOTE 3 — DISCONTINUED OPERATIONS
     The Company sold Midwest Bank of Western Illinois, one of its wholly owned subsidiaries, on September 30, 2005 with a sale price of $32.0 million. In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the results of operations of MBWI are shown in the Company’s consolidated statements of income for the three months ended March 31, 2005 as “discontinued operations.”
     The results of discontinued operations for the three months ended March 31, 2005 were as follows (in thousands):

2005
Interest income	$3,194
Interest expense	1,311

Net interest income	1,883

Provision for loan losses	(383)

Net interest income after provision for loan losses	2,266

Noninterest income	838
Noninterest expense	1,472

Income before income taxes	1,632
Provision for income taxes	527

Income from discontinued operations	$1,105

MIDWEST BANC HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
NOTE 4 — SECURITIES
     The following tables set forth the composition of the Company’s securities portfolio by major category as of March 31, 2006 and December 31, 2005.

	March 31, 2006
	Held-to-Maturity		Available-for-Sale		Total
	Amortized	Fair	Amortized	Fair	Amortized	Fair	% of
	Cost	Value	Cost	Value	Cost	Value	Portfolio
	(Dollars in thousands)
Obligations of states and political subdivisions	$4,768	$4,791	$80,860	$79,525	$85,628	$84,316	12.06%
Mortgage-backed securities	50,633	48,951	499,144	485,101	549,777	534,052	77.43
Equity securities	—	—	63,574	63,386	63,574	63,386	8.95
Other bonds	—	—	11,049	10,261	11,049	10,261	1.56

Total	$55,401	$53,742	$654,627	$638,273	$710,028	$692,015	100.00%

	December 31, 2005
	Held-to-Maturity		Available-for-Sale		Total
	Amortized	Fair	Amortized	Fair	Amortized	Fair	% of
	Cost	Value	Cost	Value	Cost	Value	Portfolio
	(Dollars in thousands)
U.S. Treasury and obligations of U.S. government-sponsored entities	$—	$—	$24,866	$24,719	$24,866	$24,719	3.27%
Obligations of states and political subdivisions	6,138	6,182	79,463	78,350	85,601	84,532	11.26
Mortgage-backed securities	53,313	52,150	521,896	511,312	575,209	563,462	75.66
Equity securities	—	—	63,574	62,930	63,574	62,930	8.36
Other bonds	—	—	11,054	10,626	11,054	10,626	1.45

Total	$59,451	$58,332	$700,853	$687,937	$760,304	$746,269	100.00%

MIDWEST BANC HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     The following is a summary of the fair value of securities held-to-maturity and available-for-sale with unrealized losses and an aging of those unrealized losses:

	March 31, 2006
	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
			(In thousands)
Securities available-for-sale:
Obligations of states and political subdivisions	$78,360	$(1,335)	$—	$—	$78,360	$(1,335)
Mortgage-backed securities:
U.S. government agencies (1)	—	—	682	(13)	682	(13)
U.S. government-sponsored entities (2)	387,388	(10,452)	96,442	(3,594)	483,830	(14,046)
Equity securities (3)	53,252	(322)	—	—	53,252	(322)
Corporate and other debt securities	6,516	(413)	3,746	(375)	10,262	(788)

Total available-for-sale	525,516	(12,522)	100,870	(3,982)	626,386	(16,504)

Securities held-to-maturity:
Obligations of states and political subdivisions	999	(8)	—	—	999	(8)
Mortgage-backed securities:
U.S. government agencies (1)	11,250	(207)	—	—	11,250	(207)
U.S. government-sponsored entities (2)	7,006	(83)	30,682	(1,393)	37,688	(1,476)

Total held-to-maturity	19,255	(298)	30,682	(1,393)	49,937	(1,691)

Total temporarily impaired securities	$544,771	$(12,820)	$131,552	$(5,375)	$676,323	$(18,195)

(1)	Includes obligations of the Government National Mortgage Association (GNMA).

(2)	Includes obligations of the Federal Home Loan Mortgage Corporation (FHLMC) and Federal National Mortgage Association (FNMA).

(3)	Includes issues from government-sponsored entities (FNMA and FHLMC).
     Management does not believe any individual unrealized loss as of March 31, 2006 identified in the preceding table represents other-than-temporary impairment.
•	The unrealized loss for U.S. government-sponsored entities mortgage-backed securities relate primarily to debt securities issued by FNMA and FHLMC; each security has a stated maturity date. FNMA is rated Aa3, AA- and A+ by Moody’s, S&P and Fitch, respectively. FHLMC is rated Aa3 and AA- by Moody’s and Fitch, respectively. The mortgage-backed securities are notes with a weighted average maturity of approximately 23 years and a weighted average interest rate of 4.87%.

•	The unrealized losses on corporate and other debt securities relate to securities which were rated A- or better by either Moody’s or S&P. These debt securities have a weighted average maturity of approximately 8 years and a weighted average interest rate of 4.73%.
     The unrealized losses in the previous table are primarily attributable to changes in interest rates. The Company has both the intent and ability to hold each of the securities shown in the table for the time necessary to recover its amortized cost. The unrealized loss on available-for-sale securities is included net of tax in other comprehensive income.

MIDWEST BANC HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
NOTE 5 — LOANS
     The following table sets forth the composition of the Company’s loan portfolio as of the indicated dates.

	March 31,		December 31,
	2006		2005
		% of		% of
		Gross		Gross
	Amount	Loans	Amount	Loans
	(Dollars in thousands)
Commercial	$215,192	15.3%	$201,284	14.9%
Construction	390,041	27.8	358,785	26.6
Commercial real estate	500,260	35.7	496,819	36.8
Consumer
Home equity	115,454	8.2	115,429	8.5
Other consumer	4,546	0.3	4,273	0.3

Total consumer	120,000	8.5	119,702	8.8
Residential mortgage	178,918	12.7	174,184	12.9

Total loans, gross	1,404,411	100.0%	1,350,774	100.0%
Net deferred fees	(711)		(778)

Total loans, net	$1,403,700		$1,349,996

Loans held for sale	$1,688		$1,912
NOTE 6 — ALLOWANCE FOR LOAN LOSSES
     Following is a summary of changes in the allowance for loan losses for the three months ended March 31:

	2006	2005
	(In thousands)
Balance, January 1	$17,760	$16,217
Provision charged to operations	—	814
Loans charged off	(163)	(212)
Recoveries	140	183

Balance, March 31	$17,737	$17,002

MIDWEST BANC HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
NOTE 7 — GOODWILL AND INTANGIBLES
     The following table presents the carrying amount and accumulated amortization of intangible assets (in thousands):

	March 31, 2006			December 31, 2005
	Gross Carrying	Accumulated	Net Carrying	Gross Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount
Amortized intangible assets:
Core deposit and other intangibles	$3,130	$(1,449)	$1,681	$3,130	$(1,342)	$1,788
     The amortization of intangible assets was $107,000 for the three months ended March 31, 2006. The expected amortization of intangible assets is $373,000 for the year ending December 31, 2006 and $354,000 for the years ending December 31, 2007 through 2010.
     The following table presents the changes in the carrying amount of goodwill and other intangibles during the three months ended March 31, 2006 (in thousands):

		Core Deposit
		and Other
	Goodwill	Intangibles
Balance at beginning of period	$891	$1,788
Amortization	—	(107)

Balance at end of period	$891	$1,681

MIDWEST BANC HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
NOTE 8 — EARNINGS PER SHARE

	March 31,
	2006	2005
	(In thousands, except per share data)
Basic
Income from continuing operations	$5,941	$2,977
Income from discontinued operations	—	1,105

Net income	$5,941	$4,082

Weighted average common shares outstanding	21,871	18,147

Basic earnings per share from continuing operations	$0.27	$0.16

Basic earnings per share from discontinued operations	$—	$0.06

Basic earnings per share	$0.27	$0.22

Diluted
Income from continuing operations	$5,941	$2,977
Income from discontinued operations	—	1,105

Net income	$5,941	$4,082

Weighted average common shares outstanding	21,871	18,147
Dilutive effect of stock options	232	292
Dilutive effect of restricted stock	33	—

Diluted average common shares	22,136	18,439

Diluted earnings per share from continuing operations	$0.27	$0.16

Diluted earnings per share from discontinued operations	$—	$0.06

Diluted earnings per share	$0.27	$0.22

     Options to purchase 114,500 shares at $22.03 were not included in the computation of diluted earnings per share for the three months ended March 31, 2005 because the exercise price for the options was greater than the average market price of the common stock, thus making the options antidilutive.

MIDWEST BANC HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
NOTE 9 — STOCK COMPENSATION AND RESTRICTED STOCK AWARDS
     Under the Company’s Stock and Incentive Plan (the “Plan”), officers, directors, and key employees may be granted incentive stock options to purchase the Company’s common stock at no less than 100% of the market price on the date the option is granted. Options can be granted to become exercisable immediately or in installments of 25% a year on each of the first through the fourth anniversaries of the grant date or may be issued subject to performance targets. In all cases, the options have a maximum term of ten years. The Plan also permits nonqualified stock options, stock appreciation rights, restricted stock, and restricted stock units to be issued. The Plan authorizes a total of 2,500,000 shares for issuance. There are 948,738 shares remaining for issuance under the Plan at March 31, 2006. An increase of 1,400,000 to 3,900,000 in authorized shares was approved at the Company’s annual meeting of stockholders held on May 3, 2006.
     During the first three months of 2006, 89,078 employee stock options were exercised; of those 82,654 employee stock options were exercised by individuals who are no longer with the Company. Total employee stock options outstanding at March 31, 2006 were 593,489 with exercise prices ranging between $8.50 and $22.03 and expiration dates between 2007 and 2015. All options granted had an exercise price equal to or greater than the market price of the underlying common stock at date of grant. No stock options were granted in the first quarter of 2006.
     Information about option grants follows:

		Weighted Average	Weighted Average
	Number of	Exercise Price	Grant-Date Fair Value
	Options	Per Share	Per Share
Outstanding at January 1, 2006	687,942	$13.83	$4.57
Granted	—	—	—
Exercised	(89,078)	11.89	3.66
Forfeited	(5,375)	17.14	6.44

Outstanding at March 31, 2006	593,489	14.10	4.46

     Options outstanding were as follows:

	Outstanding		Exercisable
		Weighted Average
		Remaining		Weighted Average
Range of Exercise Price	Number	Contractual Life	Number	Exercise Price
$8.50-10.59	235,427	4.28	235,427	$9.64
$10.75-14.90	167,812	4.00	167,812	13.44
$18.34-22.03	190,250	7.99	121,750	20.97

Outstanding at March 31, 2006	593,489	5.07	524,989	13.48

MIDWEST BANC HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     The Company adopted SFAS No. 123(R), “Share-Based Payment,” in the first quarter of 2006 using the modified prospective application. Employee compensation expense for stock options previously granted was recorded in the consolidated income statement based on the grant’s vesting schedule. Forfeitures of stock option grants are estimated for those stock options where the requisite service is not expected to be rendered. The grant-date fair value for each grant was calculated using the Black-Scholes option pricing model. For the three months ended March 31, 2006, employee compensation expense related to stock options was $85,000. The total compensation cost related to nonvested stock options not yet recognized was $255,000 at March 31, 2006 and the weighted average period over which this cost is expected to be recognized is 17 months.
     No stock-based compensation cost is reflected in net income of prior periods. The following table illustrates the effect on net income and earnings per share if expense was measured using the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation” for the three months ended March 31, 2005.

March 31,
(In thousands, except per share data)	2005
Net income as reported	$4,082
Deduct: stock-based compensation expense determined under fair value based method	94

Pro forma net income	$3,988

Basic earnings per share as reported	$0.22
Pro forma basic earnings per share	0.22

Diluted earnings per share as reported	$0.22
Pro forma diluted earnings per share	0.22
     The pro forma compensation costs presented in this and prior filings for the Company have been calculated using a Black-Scholes option pricing model.

MIDWEST BANC HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     Under the Plan, officers, directors, and key employees may also be granted restricted shares of the Company’s common stock. Holders of restricted shares are entitled to receive cash dividends paid to the Company’s common stockholders and have the right to vote the restricted shares prior to vesting. The existing restricted shares grants vest over a certain time period not exceeding five years and/or are subject to performance targets. Compensation expense for the restricted shares equals the market price of the related stock at the date of grant and is amortized on a straight-line basis over the vesting period assuming certain performance targets are met when applicable. All restricted shares had a grant-date fair value equal to or greater than the market price of the underlying common stock at date of grant.
     Information about restricted share grants follows:

	Number of	Weighted Average
	Restricted	Grant-Date Fair Value
	Shares	Per Share
Outstanding at January 1, 2006	178,700	$18.97
Granted	29,316	22.25
Vested	(30,000)	18.71
Forfeited	—	—

Outstanding at March 31, 2006	178,016	19.56

     For the three months ended March 31, 2006 and 2005, the Company recognized $334,000 and $166,000, respectively, in compensation expense related to the restricted stock grants. The total compensation cost related to nonvested restricted shares not yet recognized was $3.3 million at March 31, 2006 and the weighted average period over which this cost is expected to be recognized is 30 months.
NOTE 10 — DERIVATIVE INSTRUMENTS
     As of March 31, 2006, the Company does not have any outstanding derivatives. In January 2005, the Company terminated U.S. Treasury 10-year note futures contracts with a notional value of $290.0 million at a gain of $336,000. The Company also terminated spread lock swap agreements with a notional value of $247.0 million in January 2005 at a loss of $425,000. The respective gain and loss on the futures contracts and spread lock swap agreements, all of which were stand-alone derivatives, were reflected in net trading profits.

MIDWEST BANC HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
NOTE 11 — OFF-BALANCE-SHEET RISK
     The Company is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet financing needs of customers. Since many commitments to extend credit expire without being used, the amounts below do not necessarily represent future cash commitments. These financial instruments include lines of credit, letters of credit, and commitments to extend credit. These are summarized as follows as of March 31, 2006:

	Amount of Commitment Expiration Per Period
	Within			After
	1 Year	1-3 Years	4-5 Years	5 Years	Total
			(In thousands)
Lines of Credit:
Commercial real estate	$145,664	$64,859	$1,214	$40	$211,777
Consumer real estate	17,952	5,403	13,916	38,102	75,373
Consumer	—	—	—	1,957	1,957
Commercial	65,196	607	489	1,248	67,540
Letters of credit	45,441	10,396	325	375	56,537
Commitments to extend credit	106,463	—	—	—	106,463

Total commercial commitments	$380,716	$81,265	$15,944	$41,722	$519,647

     At March 31, 2006, commitments to extend credit included $5.0 million of fixed rate loan commitments. These commitments are due to expire within 30 to 90 days of issuance and have rates ranging from 6.49% to 7.26%. Substantially all of the unused lines of credit are at adjustable rates of interest.
     In the normal course of business, the Company is involved in various legal proceedings. In the opinion of management, any liability resulting from such proceedings would not have a material adverse effect on the Company’s financial position or results of operations.
NOTE 12 — BUSINESS COMBINATION
     On February 8, 2006, the Company entered into an agreement and plan of merger with Royal American Corporation (“Royal American”) for a cash and stock merger transaction. The Company expects to issue 2.8 million common shares and pay $63.0 million in cash for an expected total purchase price of $133.3 million. The Company’s stock will comprise up to 51% of the purchase price, at an exchange ratio of 3.58429 shares for each Royal American common share, and the remainder will be paid in cash at the rate of $80 per Royal American common share. This transaction is expected to close in mid-2006, pending state regulatory approval as well as Royal American stockholder approval; approval from federal regulators has been received.

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
Critical Accounting Policies and Estimates
     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. By their nature, changes in these assumptions and estimates could significantly affect the Company’s financial position or results of operations. Actual results could differ from those estimates. Those critical accounting policies that are of particular significance to the Company are discussed in Item 7 of the Company’s 2005 Annual Report on Form 10-K.
Strategy
     The Company’s strategic plan emphasizes expanded penetration of the community banking market in the Chicago metropolitan area, along with strong management of asset quality and risk. Repositioning initiatives implemented in recent quarters have increased the level of stockholders’ equity, added to the depth of management at the Bank and Company, and improved operational controls. Among the strategies developed to achieve growth targets are:
     Expand and diversify loan portfolio. The Company has increased its staff of commercial loan officers and assigned more aggressive goals for loan origination. Beyond loan growth itself, the Company has placed an emphasis on developing more commercial and industrial loans and retail lending to provide balance to the strong penetration of real estate lending in the Bank’s markets. Loans outstanding increased 4.0% to $1.4 billion at March 31, 2006 from $1.3 billion at December 31, 2005.
     Expand deposit base. To fund loan growth, the Company is focused on deposit generation, including demand deposits, interest-bearing demand deposits, money market, and savings accounts. The Company has changed and expanded staffing and management at its banking centers and initiated a number of customer outreach initiatives in order to increase deposits in a highly competitive market. The Company is in the process of creating a performance-driven sales environment and taking steps designed to increase customer activity in its branches.
     Expand footprint in Chicago market. The Company plans to expand in the Chicago market through acquisitions and selective branch opportunities, in addition to internal growth. The Company plans to open a branch in Franklin Park, Illinois in the second quarter of 2006. Management, however, believes the Chicago market to be somewhat saturated with branches at present creating less opportunities to open new branches. Therefore, acquiring existing branches at a reasonable cost is generally believed to be a preferable means of expansion. As part of this strategy, the Company has entered into an agreement and plan of merger with Royal American Corporation, as discussed further in Note 13 of the notes to the unaudited consolidated financial statements. The merger, when completed, will expand the Company’s number of branches from 18 to 24.
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

Results of Operations — Three Months Ended
March 31, 2006 and 2005
     Set forth below are some highlights of first quarter 2006 results compared to the first quarter of 2005. In accordance with SFAS No. 144, the results of operations for MBWI for the three months ended March 31, 2005 are reflected in the Company’s statement of income as “discontinued operations” and are not reflected below.
•	Basic and diluted earnings per share from continuing operations for the three months ended March 31, 2006 were $0.27 compared to $0.16 for the comparable period in 2005.

•	Income from continuing operations for the first quarter of 2006 was $5.9 million, a 99.6% increase when compared to $3.0 million for the first quarter of 2005. This increase is mainly attributed to the increase in net interest income and noninterest income.

•	Net interest income increased 29.6% to $17.2 million in the first quarter of 2006 compared to $13.2 million in the first quarter of 2005 as a result of loan growth and increased loan rates. The net interest margin was 3.39% for the three months ended March 31, 2006 compared to 3.01% for the similar period of 2005.

•	Interest income on loans increased 41.4% to $24.4 million in the first quarter of 2006 compared to $17.2 million for the comparable period in 2005.

•	The annualized return on average assets from continuing operations for the three months ended March 31, 2006 was 1.05% compared to 0.54% for the similar period in 2005.

•	The annualized return on average equity from continuing operations for the three months ended March 31, 2006 was 11.06% compared to 8.54% for the similar period in 2005.

•	There was no provision for loan losses in the first quarter of 2006 compared to $814,000 for the comparable period in 2005. Asset quality improved and the allowance to nonaccruing loans ratio remained unchanged from December 31, 2005 at 225%.

•	Excluding losses on securities, noninterest income increased 37.3% to $3.2 million in the first quarter of 2006 compared to $2.3 million in the first quarter of 2005 primarily as a result of the gain on extinguishment of debt of $625,000 from the prepayment of a $28.0 million repurchase agreement in the first quarter of 2006.

•	Noninterest expenses increased 10.9% to $11.9 million in the first quarter of 2006 compared to $10.7 million in the first quarter of 2005.

     Set forth below are some highlights of first quarter 2006 results compared to the fourth quarter of 2005.
•	Earnings per share from continuing operations:
•	Basic earnings per share from continuing operations for the three months ended March 31, 2006 were $0.27 compared to $0.31 for the fourth quarter in 2005.
•	Diluted earnings per share from continuing operations for the three months ended March 31, 2006 were $0.27 compared to $0.30 for the fourth quarter in 2005.
•	Income from continuing operations for the first quarter of 2006 was $5.9 million, a 10.9% decrease when compared to the $6.7 million for the fourth quarter of 2005.

•	Net interest income slightly decreased by 3.1% to $17.2 million in the first quarter of 2006 compared to $17.7 million in the fourth quarter of 2005.

•	Interest income on loans increased 6.1% to $24.4 million in the first quarter of 2006 compared to $23.0 million in the fourth quarter of 2005 as a result of the increase in rates as well as balances.

•	The annualized return on average assets from continuing operations for the three months ended March 31, 2006 was 1.05% compared to 1.18% for the fourth quarter of 2005.

•	The annualized return on average equity from continuing operations for the three months ended March 31, 2006 was 11.06% compared to 12.37% for the fourth quarter of 2005.

•	There was no provision for loan losses in the first quarter of 2006 compared to $149,000 for the fourth in 2005.

•	Excluding losses on securities, noninterest income increased 26.4% to $3.2 million in the first quarter of 2006 compared to $2.5 million in the fourth quarter of 2005 primarily as a result of the gain on extinguishment of debt in the first quarter of 2006.

•	Noninterest expenses increased 9.4% to $11.9 million in the first quarter of 2006 compared to $10.9 million in the fourth quarter of 2005.
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

     The following table sets forth the average balances, net interest income and expense and average yields and rates for the Company’s interest-earning assets and interest-bearing liabilities for the indicated periods on a tax-equivalent basis assuming a 35.0% tax rate for 2006 and 2005.

	For the Three Months Ended
	March 31, 2006			March 31, 2005			December 31, 2005
	Average		Average	Average		Average	Average		Average
	Balance	Interest	Rate	Balance	Interest	Rate	Balance	Interest	Rate
				(Dollars in thousands)
Interest-Earning Assets:
Federal funds sold and interest-bearing deposits due from banks	$9,939	$94	3.78%	$42,645	$221	2.07%	$13,879	$118	3.40%
Securities:
Taxable(1)	652,066	8,337	5.11	638,409	7,170	4.49	682,325	8,588	5.03
Exempt from federal income taxes(1)	85,601	1,260	5.89	8,481	144	6.79	69,454	1,029	5.93

Total securities	737,667	9,597	5.20	646,890	7,314	4.52	751,779	9,617	5.12
FRB and FHLB stock	14,661	137	3.74	13,830	195	5.64	14,560	157	4.31
Loans:
Commercial loans(1)(3)(4)	195,831	3,704	7.57	185,204	2,705	5.84	190,735	3,492	7.32
Commercial real estate loans(1)(3)(4)(6)	946,846	17,161	7.25	777,386	12,342	6.35	904,757	16,376	7.24
Agricultural loans(1)(3)(4)	2,009	37	7.37	1,237	20	6.47	2,182	41	7.52
Consumer real estate loans(3)(4)(6)	219,997	3,475	6.32	157,904	2,185	5.54	201,228	3,079	6.12
Consumer installment loans(3)(4)	4,441	83	7.48	3,738	71	7.60	4,005	79	7.89

Total loans	1,369,124	24,460	7.16	1,125,469	17,323	6.16	1,302,907	23,067	7.08

Total interest-earning assets	$2,131,391	$34,288	6.44%	$1,828,834	$25,053	5.48%	$2,083,125	$32,959	6.32%

Interest-Bearing Liabilities:
Deposits:
Interest-bearing demand deposits	$144,609	$280	0.77%	$195,529	$727	1.49%	$153,319	$322	0.84%
Money-market demand accounts and savings accounts	294,002	1,215	1.65	367,484	1,585	1.73	344,009	1,455	1.69
Time deposits less than $100,000	762,412	7,075	3.71	702,667	4,978	2.83	757,250	6,639	3.51
Time deposits of $100,000 or more	187,239	2,019	4.31	69,971	419	2.40	88,148	872	3.96
Public funds	13,866	148	4.27	8,000	44	2.20	19,018	182	3.83

Total interest-bearing deposits	1,402,128	10,737	3.08	1,343,651	7,753	2.32	1,361,744	9,470	2.80
Borrowings:
Federal funds purchased and repurchase agreements	284,390	2,919	4.11	169,738	1,115	2.63	289,409	2,628	3.63
FHLB advances	170,556	1,539	3.61	118,055	1,432	4.85	150,000	1,335	3.56
Notes payable and other borrowings	55,672	1,003	7.21	56,494	994	7.04	55,672	952	6.84

Total borrowings	510,618	5,461	4.28	344,287	3,541	4.12	495,081	4,915	3.96

Total interest-bearing liabilities	$1,912,746	$16,198	3.40%	$1,687,938	$11,294	2.68%	$1,856,825	$14,385	3.08%

Net interest income (tax equivalent)(1)(5)		$18,090	3.04%		$13,759	2.80%		$18,574	3.24%

Net interest margin (tax equivalent)(1)			3.39%			3.01%			3.57%

Net interest income(2)(5)		$17,161			$13,238			$17,716

Net interest margin(2)			3.22%			2.90%			3.40%

(1)	Adjusted for 35.0% tax rate in 2006 and 2005 and adjusted for the dividends-received deduction where applicable.

(2)	Not adjusted for 35.0% tax rate in 2006 and 2005 or for the dividends-received deduction.

(3)	Nonaccrual loans are included in the average balance; however, these loans are not earning any interest.

(4)	Includes loan fees which are immaterial.

(5)	The following table reconciles reported net interest income on a tax equivalent basis for the periods presented:

	1Q06	1Q05	4Q05
Net interest income	$17,161	$13,238	$17,716
Tax equivalent adjustment to net interest income	929	521	858

Net interest income, tax equivalent basis	$18,090	$13,759	$18,574

(6)	Includes construction loans.

     Net interest income was $17.2 million and $13.2 million during the three months ended March 31, 2006 and 2005, respectively, an increase of 29.6%. Net interest income increased as a result of the increase in the yields on earning assets (mainly loans) being greater than the increase in average rates paid on deposits and borrowings as well as a 16.5% increase in average earning assets. Evidence of this is the increase in the Company’s net interest margin (tax equivalent net interest income as a percentage of earning assets) to 3.39% for the three months ended March 31, 2006 compared to 3.01% for the comparable period in 2005. Recent interest rate increases on the cost of funds exceeded increases on earning assets, resulting in some compression of net interest margin when compared to the fourth quarter of 2005. The first quarter net interest margin declined 18 basis points to 3.39% from 3.57% in the fourth quarter of 2005.
     Trends in average earning assets include:
•	Yields on average earning assets increased 96 basis points in the first quarter of 2006 compared to the first quarter of 2005, while average balances on earning assets increased by $302.6 million. Yields on average earning assets increased by 12 basis points compared to the fourth quarter of 2005.

•	Average cash equivalents decreased by $32.7 million compared to March 31, 2005 and by $3.9 million compared to the fourth quarter of 2005, due to more proactive funds management.

•	Yields on average loans increased 100 basis points as a result of eight rate increases from March 31, 2005. Average loans increased by $243.7 million in the quarter ended March 31, 2006 compared to the same period in 2005. Compared to the fourth quarter of 2005, yields on average loans increased slightly by 8 basis points, while average balances increased $66.2 million compared to the fourth quarter of 2005.

•	Yields on average securities increased 68 basis points and balances increased by $90.8 million in the first quarter of 2006 compared to the similar period in 2005 as a result of investing the cash resulting from the balance sheet repositioning. Yields on average securities increased slightly by 8 basis points compared to the fourth quarter of 2005 while average balances decreased by $14.1 million. The securities portfolio will continue to be a source of cash flow for loan growth.
     Trends in interest-bearing liabilities include:
•	Yields on average interest-bearing liabilities increased by 72 basis points and the average balances increased $224.8 million in the first quarter of 2006 compared to the similar period in 2005. Compared to the fourth quarter of 2005, yields on interest-bearing liabilities increased by 32 basis points and the average balances increased $55.9 million.

•	Average interest-bearing deposits increased by $58.5 million while yields increased 76 basis points compared to the similar period of 2005. Most of this increase was in certificates of deposit.

•	Average interest-bearing deposits increased by $40.4 million compared to the prior quarter, as yields increased by 28 basis points.

•	Interest-bearing demand deposit, money market, and savings accounts decreased by $124.4 million compared to March 31, 2005 and by $58.7 million compared to December 31, 2005. The Company continues to focus its marketing efforts to increase core deposits to alleviate margin pressure.

•	The migration of demand deposit, interest-bearing demand deposit, money market and savings accounts into certificates of deposit and the reliance on more expensive borrowed funds contributed to the decrease in net interest income and the net interest margin. Additional modest net interest margin compression might occur in the second quarter.

•	Total average borrowings increased by $166.3 million in the first quarter of 2006 while yields increased by 16 basis points to 4.28% compared to the first quarter of 2005. The Company increased its FHLB borrowings by $50.0 million in the first quarter of 2006. Average rates paid on FHLB borrowings declined by 124 basis points to 3.61% compared to the first quarter of 2005. Average Federal funds and repurchase agreements increased by $114.7 million and yields increased 148 basis points compared to the first quarter of 2005.

•	Compared to the fourth quarter of 2005, total average borrowings increased by $15.5 million while yields increased by 32 basis points to 4.28%.
Noninterest Income
     Noninterest income, excluding net losses on securities transactions, was $3.2 million for the three months ended March 31, 2006, an increase of $871,000, or 37.3%, over the comparable period in 2005 and was $670,000 higher than the fourth quarter of 2005. The noninterest income, excluding net losses on securities transactions, to average assets ratio was 0.56% for the three months ended March 31, 2006 compared to 0.42% for the same period in 2005 and 0.45% for the three months ended December 31, 2005. The increase in noninterest income was due primarily to the following factors:
•	The Company recognized a gain on the extinguishment of debt of $625,000 in the first quarter of 2006 as a result of the prepayment of a $28.0 million repurchase agreement.

•	Insurance and brokerage commissions increased by $127,000 in the three months ended March 31, 2006 compared to the similar period in 2005 as a result of increased brokerage activity. For similar reasons, insurance and brokerage commission increased by $173,000 compared to the fourth quarter of 2005.

•	Customer service fees decreased slightly by $23,000 to $1.2 million in the first quarter of 2006 compared to the first quarter of 2005 and decreased by $70,000 compared to the fourth quarter of 2005.

•	Gains on sales of loans increased during the first quarter of 2006 by 46.8% or $29,000 to $91,000 compared to the first quarter of 2005. Compared to the preceding quarter, gains on sales of loans decreased by $12,000 due to a lower level of mortgage refinancing volume and the retention of variable rate mortgages in the portfolio.

•	Increase in the cash surrender value of life insurance increased by $144,000 to $490,000 during the three months ended March 31, 2006 compared to the similar period in 2005 as a result of an increase in crediting rates. The increase was only $12,000 compared to the fourth quarter of 2005. The Company made an additional purchase of bank owned life insurance of $5.0 million in the first quarter of 2006.

•	Net losses on securities transactions decreased by $61,000 to $195,000 during the first quarter of 2006 compared to the similar period in 2005; there were no losses in the fourth quarter of 2005.
Noninterest Expenses
     Total noninterest expenses increased 10.9%, or $1.2 million, to $11.9 million during the first quarter of 2006 compared to $10.7 million for the similar period in 2005. In comparison to the fourth quarter of 2005, total noninterest expenses increased $1.0 million. The noninterest expenses to average assets ratio was 2.09% for the three months ended March 31, 2006 compared to 1.93% for the same period in 2005 and 1.91% for the three months ended December 31, 2005. The efficiency ratio was 55.20% for the three months ended March 31, 2006 compared to 65.47% for the same period in 2005 and 50.66% for the fourth quarter of 2005. The efficiency ratio is equal to noninterest expenses less amortization and other real estate expenses divided by the sum of net interest income on a fully tax-equivalent basis plus noninterest income excluding security gains or losses. The decrease in the efficiency ratio compared to the first quarter of 2005 was due primarily to the increase in net interest income on a fully tax-equivalent basis and in noninterest income during the quarter. The increase in the efficiency ratio in the first quarter of 2006 was mainly due to the increase in noninterest expenses.
     Total noninterest expenses increased due to the following factors:
•	Salaries and benefits expense increased by $971,000, or 14.9%, during the first quarter of 2006 compared to the first quarter of 2005 reflecting the additions to management, with the number of full-time equivalent employees increasing by 32 over the past year. Similarly, salaries and benefits expense increased by $1.0 million, or 16.1%, compared to the fourth quarter of 2005 reflecting the merit increases in 2006 and the incentive accrual adjustments in 2005.

•	Occupancy and equipment expense decreased slightly by $21,000 during the first quarter of 2006 to $1.5 million compared to the similar period in 2005. Occupancy and equipment expense increased by $463,000 compared to the fourth quarter of 2005 which included an accrual adjustment for reduced real estate taxes.

•	Professional services expense declined $71,000, or 6.2%, to $1.1 million in the first quarter of 2006 compared to the first quarter of 2005. Compared to the three months ended December 31, 2005, professional services expense decreased by $275,000 reflecting decreases in legal fees related to loan workouts, consulting fees related to recruiting, and audit expense.

•	Marketing expenses in the first quarter of 2006 were $61,000 lower than in the first quarter of 2005, but increased by $180,000 compared to the fourth quarter of 2005 as a result of increased marketing efforts and a more consistent marketing strategy.

Income Taxes
     The Company recorded income tax expense of $2.3 million, or 28.3% of income from continuing operations, and $812,000, or 21.4% of income from continuing operations, for the quarters ended March 31, 2006 and 2005, respectively. Set forth below is a reconciliation of the effective tax rate from continuing operations as of March 31, 2006 and 2005.

	Three Months Ended
	March 31,
	2006	2005
	(In thousands)
Income taxes computed at the statutory rate	$2,901	$1,326
Tax-exempt interest income on securities and loans	(279)	(78)
General business credits	(30)	(30)
State income taxes, net of federal tax benefit	162	(89)
Cash surrender value increase, net of premiums	(172)	(121)
Dividends received deduction	(220)	(186)
Other	(14)	(10)

Total provision for income taxes	$2,348	$812

Financial Condition
     Set forth below are some balance sheet highlights at March 31, 2006 compared to December 31, 2005 and March 31, 2005.
•	Total assets increased $28.8 million to $2.3 billion at March 31, 2006 compared to year end and up $48.7 million compared to March 31, 2005.

•	Total loans increased 4.0% to $1.4 billion at March 31, 2006 compared to year end 2005 and increased 21.8% over the first quarter of 2005.

•	Loan to deposit ratio decreased to 86.83% from 88.62% at December 31, 2005, but was higher than the 77.00% figure recorded at March 31, 2005.

•	Deposits increased by 6.1% to $1.6 billion in the first quarter of 2006 compared to year end and increased by 8.0% when compared to the quarter ended March 31, 2005. Deposit growth was centered in certificates of deposit.
     Set forth below are some asset quality highlights at March 31, 2006 compared to December 31, 2005 and March 31, 2005.
•	The allowance for loan losses was 1.26% of total loans, versus 1.32% at year end and 1.48% at March 31, 2005.

•	The allowance for loan losses remained constant at 2.25 times nonaccruing loans compared to year end, but was higher compared to the 1.93 times nonaccruing loans at March 31, 2005.

•	Nonaccruing loans were reduced to 0.56% of total loans from 0.59% at year end and 0.77% at March 31, 2005.

•	Nonperforming assets declined to 0.81% of total assets from 0.83% at year end and increased slightly from the 0.76% recorded at March 31, 2005.
Loans
     The following table sets forth the composition of the Company’s loan portfolio as of the indicated dates.

	March 31,		December 31,
	2006		2005
		% of		% of
		Gross		Gross
	Amount	Loans	Amount	Loans
		(Dollars in thousands)
Commercial	$215,192	15.3%	$201,284	14.9%
Construction	390,041	27.8	358,785	26.6
Commercial real estate	500,260	35.7	496,819	36.8
Consumer
Home equity	115,454	8.2	115,429	8.5
Other consumer	4,546	0.3	4,273	0.3

Total consumer	120,000	8.5	119,702	8.8
Residential mortgage	178,918	12.7	174,184	12.9

Total loans, gross	1,404,411	100.0%	1,350,774	100.0%
Net deferred fees	(711)		(778)

Total loans, net	$1,403,700		$1,349,996

Loans held for sale	$1,688		$1,912
     Total loans increased $53.7 million, or 4.0% (16.0% annualized), to $1.4 billion at March 31, 2006 from December 31, 2005; however, the mix did not change materially. Set forth below are other highlights of the loan portfolio.
•	Commercial loans increased $13.9 million to $215.2 million as of March 31, 2006 from $201.3 million as of December 31, 2005.

•	Construction loans increased by $31.3 million to $390.0 million as of March 31, 2006 from $358.8 million at December 31, 2005.

•	Commercial real estate loans rose to $500.3 million at March 31, 2006 compared to $496.8 million at December 31, 2005.

•	Consumer loans remained flat at $120.0 million as of March 31, 2006 compared to December 31, 2005.

•	Residential mortgage loans increased $4.7 million to $178.9 million as of March 31, 2006 from $174.2 million as of December 31, 2005, as conforming adjustable-rate and hybrid mortgages are retained rather than sold in secondary market.
     Many consumer residential mortgage loans the Company originates are sold in the secondary market. At any point in time, loans will be at various stages of the mortgage banking process. Loans held for sale were $1.7 million at March 31, 2006 compared to $1.9 million at December 31, 2005. The carrying value of these loans approximated their market value at that time. If the loans sold in the secondary market had been retained, loan growth would have been $63.0 million, or 4.7% (18.7% annualized), compared to December 31, 2005.

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
Allowance for Loan Losses
     The allowance for loan losses has been established to provide for those loans that may not be repaid in their entirety for a variety of reasons. The allowance is maintained at a level considered by management to be adequate to provide for probable incurred losses. The allowance is increased by provisions charged to earnings and is reduced by chargeoffs, net of recoveries. The provision for loan losses is based upon past loan loss experience and management’s evaluation of the loan portfolio under current economic conditions. Loans are charged to the allowance for loan losses when, and to the extent, they are deemed by management to be uncollectible. The allowance for loan losses is composed of allocations for specific loans and a historical loss portion for all other loans.
     Following is a summary of changes in the allowance for loan losses for the three months ended March 31:

	2006	2005
	(In thousands)
Balance, January 1	$17,760	$16,217
Provision charged to operations	—	814
Loans charged off	(163)	(212)
Recoveries	140	183

Balance, March 31	$17,737	$17,002

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
     A provision for loan losses was not taken for the first quarter of 2006 compared to a provision of $814,000 for the similar period in 2005 and $149,000 for the fourth quarter of 2005 as a result of improved asset quality. The Company had net charged-off loans of $23,000 for the first three months of 2006 compared to $29,000 for the same period in 2005 and $382,000 for the fourth quarter of 2005.

	March 31,		December 31,		March 31,
	2006		2005		2005
Net loans charged off to average loans during quarter	0.01%		0.12%		0.01%
Provision for loan losses to total loans	0.00		0.04		0.29
Allowance for loan losses to total loans	1.26		1.32		1.48
Allowance to nonaccruing loans	2.25	x	2.25	x	1.93	x

Nonaccruing Loans and Nonperforming Assets
     Nonaccruing loans decreased $17,000 to $7.9 million at March 31, 2006 from December 31, 2005. Typically, these loans have adequate collateral protection or personal guaranties to provide a source of repayment to the bank.
     Other real estate owned was $11.0 million at March 31, 2006, a decrease of $118,000 compared to $11.2 million at December 31, 2005. Nonperforming assets were $18.9 million at March 31, 2006 compared to $19.1 million at December 31, 2005. The Company has entered an agreement to sell the undeveloped real estate lots of the townhouse project currently held in other real estate for approximately $5.3 million with a May 2006 closing; no further losses are expected with respect to this asset. Nonperforming assets would decrease by 27.9% as a result of the sale. The remaining seven units of the townhouse project are being retained and are being marketed by the Company. It is anticipated that the Company will not suffer a loss on the sale of these units.
     The following table sets forth information on the Company’s nonaccruing loans and nonperforming assets as of the indicated dates.

	March 31,	December 31,
	2006	2005
	(Dollars in thousands)
Impaired and other loans 90 days past due and accruing	$15	$4

Nonaccrual and impaired loans not accruing	$7,888	$7,905
Other real estate	11,036	11,154

Total nonperforming assets	$18,924	$19,059

Total nonaccruing loans to total loans	0.56%	0.59%
Total nonperforming assets to total loans and other real estate	1.34	1.40
Total nonperforming assets to total assets	0.81	0.83
Securities
     The Company manages its securities portfolio to provide a source of both liquidity and earnings. The Company has an asset/liability committee which develops current investment policies based upon its operating needs and market circumstances. The investment policy of the Bank is reviewed by senior financial management of the Company in terms of its objectives, investment guidelines and consistency with overall Company performance and risk management goals. The Bank’s investment policy is formally reviewed and approved annually by its Board of Directors. The asset/liability committee of the Bank is responsible for reporting and monitoring compliance with the investment policy. Reports are provided to the Bank’s Board of Directors and the Board of Directors of the Company on a regular basis.

     The following tables set forth the composition of the Company’s securities portfolio by major category as of March 31, 2006.

	March 31, 2006
	Held-to-Maturity		Available-for-Sale		Total
	Amortized	Fair	Amortized	Fair	Amortized	Fair	% of
	Cost	Value	Cost	Value	Cost	Value	Portfolio
			(Dollars in thousands)
Obligations of states and political subdivisions	$4,768	$4,791	$80,860	$79,525	$85,628	$84,316	12.06%
Mortgage-backed securities	50,633	48,951	499,144	485,101	549,777	534,052	77.43
Equity securities	—	—	63,574	63,386	63,574	63,386	8.95
Other bonds	—	—	11,049	10,261	11,049	10,261	1.56

Total	$55,401	$53,742	$654,627	$638,273	$710,028	$692,015	100.00%

     Securities available-for-sale are carried at fair value, with related unrealized net gains or losses, net of deferred income taxes, recorded as an adjustment to equity capital. At March 31, 2006, unrealized losses, net of taxes, on securities available-for-sale, were $9.7 million compared to $7.6 million at December 31, 2005.
     Securities available-for-sale decreased to $638.3 million at March 31, 2006 from $687.9 million at December 31, 2005:
•	The Company has changed the mix of its securities portfolio through the sale of U.S. government-sponsored entity notes in the fourth quarter of 2004 and the first half of 2005 and the investment in mortgage-backed securities to increase liquidity to fund loans. The Company has established a limit on the duration of all purchases to a maximum of 7 years and on the premium paid to a maximum of 1% of the underlying principal (price of $101) for mortgage-backed securities. These limits were set to reduce the prepayment risk in a declining interest rate environment.

•	Cash flow from principal payments of $25.2 million received on mortgage-backed securities in the available-for-sale and held-to-maturity portfolios were used to fund loan growth during the first quarter of 2006.

•	U.S. government agency and government-sponsored entity mortgage-backed securities decreased 5.1%, or $26.2 million, from $511.3 million at December 31, 2005 to $485.1 million at March 31, 2006.

•	Equity securities increased $456,000 to $63.4 million at March 31, 2006 from December 31, 2005 as a result of the increase in fair value. Equity securities included capital securities of U.S. government-sponsored entities.

•	Obligations of state and political subdivisions increased $1.2 million to $79.5 million at March 31, 2006 from December 31, 2005.

•	Other bonds decreased $365,000 to $10.3 million at March 31, 2006 compared to $10.6 million at December 31, 2005. Other bonds include high grade corporate bonds primarily issued by financial institutions.
     Securities held-to-maturity decreased $4.1 million, or 6.8%, from $59.5 million at December 31, 2005 to $55.4 million at March 31, 2006.
     There were no trading securities held at March 31, 2006 or December 31, 2005. When acquired, the Company holds trading securities and derivatives on a short-term basis based on market and liquidity conditions.
     The Company has implemented strategies to reduce its securities as a percentage of earning assets and provide funding for higher yielding loans. The proceeds of the principal paydowns from mortgage-backed securities of $25.2 million during the first quarter of 2006 were used to fund loan growth. This strategy will continue as long as yields on average loans are more than 175 basis points more than yields on average securities. The Company expects the newly purchased securities mentioned above to provide added cash flow to fund future loan growth; its focus on future investment purchases will be to maintain an adequate level of liquidity and a shorter duration of its securities portfolio.
Other Assets
     The Company’s holdings in bank-owned life insurance (“BOLI”) increased by $5.5 million, including an additional $5.0 million BOLI purchase in January 2006. The BOLI is intended to produce revenue which will offset a portion of future Supplemental Executive Retirement Plan and other employee benefit plans liabilities.
Deposits and Borrowed Funds
     Total deposits of $1.6 billion at March 31, 2006 represented an increase of $93.3 million, or 6.1%, from December 31, 2005. Changes in the Company’s deposit mix are noted below.
•	Noninterest-bearing deposits were $161.5 million at March 31, 2006, approximately $3.1 million more than the $158.4 million level at December 31, 2005.

•	Over the same period, interest-bearing deposits increased 6.6%, or $90.1 million to $1.5 billion at March 31, 2006 compared to December 31, 2005.

•	Core deposits, which include demand deposit, interest-bearing demand deposit, money market, and savings accounts, decreased $23.4 million to $597.6 million at March 31, 2006 from $621.0 million at December 31, 2005.

•	Certificates of deposit under $100,000 increased $7.7 million from December 31, 2005 to $759.7 million at March 31, 2006.

•	Certificates of deposit over $100,000 and public funds increased $109.0 million from December 31, 2005 to $259.3 million at March 31, 2006. The majority of the increase was a result of increased brokered certificates of deposit coupled with the migration of balances in core deposits to certificates of deposits as a result of the increase in rates.
     The Company competes for core deposits in the over-banked Chicago Metropolitan Statistical Area. Competitive pricing has made it difficult to maintain and grow these types of deposits. In the second quarter of 2005, the Company reduced pricing on its interest-bearing demand, money market, and savings deposits to be in line with its peers. The level of pressure for core deposits is not expected to ease in the near term. To overcome this challenge, the Company has changed and expanded staffing and management at its banking centers and initiated a number of customer outreach initiatives to expand deposits. In addition, the Company is in the process of creating a performance-driven sales environment and increasing activity in its branches. Deposit growth is expected in the future as new customers are added due to the addition of new small business and commercial and industrial loans and a commitment to relationship banking.
     Borrowed funds at March 31, 2006 and December 31, 2005 are listed below:

	2006	2005
	(In thousands)
Federal funds purchased	$—	$68,000
Securities sold under agreements to repurchase	217,946	264,808
Federal Home Loan Bank advances	200,000	150,000
Junior subordinated debt owed to unconsolidated trusts	55,672	55,672

Total	$473,618	$538,480

     Federal Home Loan Bank advances were $200.0 million at March 31, 2006 and $150.0 million at December 31, 2005. This $50.0 million increase is related to a new advance that bears a fixed rate of 4.53% and five year maturity with a one-time call provision after nine months.
     The Company also utilizes securities sold under repurchase agreements as a source of funds that do not increase the Company’s reserve requirement. The Company had $217.9 million in securities sold under repurchase agreements at March 31, 2006 compared to $264.8 million at December 31, 2005. These repurchase agreements are with primary dealers and have maturities of one week to fifteen months. The Company settled a $28.0 million repurchase agreement in the first quarter of 2006 for $27.4 million resulting in a $625,000 gain.
     The Company has a credit agreement with a correspondent bank, which provides the Company with a revolving line of credit with a maximum availability of $50.0 million. This revolving line of credit matures on March 23, 2007.
Capital Resources
     Stockholders’ equity increased $3.1 million from December 31, 2005 to $219.2 million at March 31, 2006. Total capital to average risk-weighted assets decreased to 17.5% on March 31, 2006 from 18.1% on December 31, 2005.
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
     The prompt corrective action regulations provide five classifications, including well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized, although these terms are not used to represent overall financial condition. If adequately capitalized, regulatory approval is not required to accept brokered deposits. If undercapitalized, capital distributions are limited, as is asset growth and expansion, and plans for capital restoration are required.
     Midwest Bank and Trust Company was categorized as well capitalized as of March 31, 2006. Management is not aware of any conditions or events since the most recent regulatory notification that would change the Company’s or the Bank’s categories.
     Capital levels and minimum required levels:

	At March 31, 2006
			Minimum Required		Minimum Required
	Actual		for Capital Adequacy		to be Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Total capital to risk-weighted assets Company	$297,846	17.5%	$135,914	8.0%	n/a	n/a
Midwest Bank and Trust Company	213,816	12.7	135,099	8.0	$168,874	10.0%
Tier I capital to risk-weighted assets Company	280,109	16.5	67,957	4.0	n/a	n/a
Midwest Bank and Trust Company	196,079	11.6	67,549	4.0	101,324	6.0
Tier I capital to average assets Company	280,109	12.2	92,137	4.0	n/a	n/a
Midwest Bank and Trust Company	196,079	8.6	91,663	4.0	114,579	5.0

	At December 31, 2005
			Minimum Required		Minimum Required
	Actual		for Capital Adequacy		to be Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Total capital to risk-weighted assets Company	$292,168	18.1%	$129,381	8.0%	n/a	n/a
Midwest Bank and Trust Company	205,866	12.8	128,844	8.0	$161,055	10.0%
Tier I capital to risk-weighted assets Company	274,408	17.0	64,691	4.0	n/a	n/a
Midwest Bank and Trust Company	188,106	11.7	64,422	4.0	96,633	6.0
Tier I capital to average assets Company	274,408	12.2	90,083	4.0	n/a	n/a
Midwest Bank and Trust Company	188,106	8.4	89,635	4.0	112,044	5.0

Liquidity
     The Company manages its liquidity position with the objective of maintaining sufficient funds to respond to the needs of depositors and borrowers and to take advantage of earnings enhancement opportunities. At March 31, 2006, the Company had cash and cash equivalents of $69.9 million. In addition to the normal inflow of funds from core-deposit growth, together with repayments and maturities of loans and securities, the Company utilizes other short-term, intermediate-term and long-term funding sources such as securities sold under agreements to repurchase, overnight funds purchased from correspondent banks and the acceptance of short-term deposits from public entities.
     In the event of short-term liquidity needs, the Bank may purchase federal funds from correspondent banks. In addition, the Company has established repurchase agreements and brokered certificates of deposit arrangements with various financial sources. The Bank’s membership in the Federal Home Loan Bank System gives it the ability to borrow funds from the Federal Home Loan Bank of Chicago for short- or long-term purposes under a variety of programs.
     The Company monitors and manages its liquidity position on several levels, which vary depending upon the time period. As the time period is expanded, other data are factored in, including estimated loan funding requirements, estimated loan payoffs, securities portfolio maturities or calls, and anticipated depository buildups or runoffs.
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

ITEM 3 — QUANTITATIVE AND QUALITATIVE DISCLOSURES
ABOUT MARKET RISK
Interest Rate Sensitivity Analysis
     The Company performs a net interest income analysis as part of its asset/liability management practices. Net interest income analysis measures the change in net interest income in the event of hypothetical changes in interest rates. This analysis assesses the risk of change in net interest income in the event of sudden and sustained 1.0% and 2.0% increases and decreases in market interest rates. The tables below present the Company’s projected changes in net interest income for the various rate shock levels at March 31, 2006 and December 31, 2005, respectively.

	Change in Net Interest Income Over One Year Horizon
	March 31, 2006		December 31, 2005		Guideline
					Maximum
	Dollar	%	Dollar	%	%
	Change	Change	Change	Change	Change
	(Dollars in thousands)
+200 bp	$87	0.13%	$167	0.26%	(15.0)%
+100 bp	97	0.15	99	0.15	(15.0)
-100 bp	1,121	1.72	696	1.09	(15.0)
-200 bp	(1,858)	(2.85)	(3,481)	(5.44)	(15.0)
     As shown above, at March 31, 2006, the effect of an immediate 200 basis point increase in interest rates would increase the Company’s net interest income by 0.13%, or $87,000. The effect of an immediate 200 basis point reduction in rates would decrease the Company’s net interest income by 2.85%, or $1.9 million.
     The slight change in net interest income over the one year horizon from March 31, 2006 compared to December 31, 2005 can be attributed to decreases in core deposits and an increase in short-term certificates of deposits. Interest bearing assets and liabilities are shocked +/- 100 and +/- 200 basis points simultaneously, except interest bearing core deposits, where they are modeled to increase 25 basis points in a +100 basis points shock and +50 basis points in a +200 basis point shock. Under a declining rate shock, they have a 25 basis point floor. Core deposits are priced off various internal indices set by management. Management will adjust the indices accordingly, depending on rate movement and market conditions. An analysis of core deposit pricing for the past five years indicates that, for a cumulative 100 basis points increase in rates, the cumulative core deposit rate increases did not exceed 25 basis points, except for the master money market rate which was then priced off the 91-day U.S. Treasury bill rate. The master money market was de-coupled from the 91-day U.S. Treasury bill rate in mid-2005 and is now priced off an internal index. The Company offers special promotions to attract deposits as needed.
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

ITEM 4 — CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
     As of the end of the period covered by this report, an evaluation was performed under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer of the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 240.13a-15(e)). Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2006 to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms.
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
Item 1A. Risk Factors
     There were no material changes in the Company’s risk factors contained in the Company’s 2005 Annual Report on Form 10-K.
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

*10.18	Form of Supplemental Executive Retirement Agreement and First Amendment to the Form of Supplemental Executive Retirement Agreement (incorporated by reference to Registrant’s Report on Form 8-K filed October 28, 2005, File No. 001-13735).

10.19	Form of Restricted Stock Award Agreement for Non-employee Directors and Restricted Stock Grant Notice for Non-employee Directors (incorporated by reference to Registrant’s Report on Form 8-K filed October 28, 2005, File No. 001-13735).

10.21	Lease dated as of April 29, 1976, between Sanfilippo, Joseph C. and Grace Ann and Fairfield Savings and Loan Association, as amended (incorporated by reference to Registrant’s Form 10-K for the year ended December 31, 2003, File No. 001-13735).

10.22	Lease dated as of August 28, 2002 between Glen Oak Plaza and Midwest Bank and Trust Company (incorporated by reference to Registrant’s Form 10-K for the year ended December 31, 2003, File No. 001-13735).

10.24	Loan Agreement as of March 24, 2006, between the Company and M&I Marshall & Ilsley Bank (incorporated by reference to Registrant’s Report on Form 8-K filed March 24, 2006, File No. 001-13735).

10.25	Employment Agreement as of September 28, 2004 between the Company and the Chief Executive Officer (incorporated by reference to Registrant’s Form 10-Q for the quarter ended September 30, 2004, File No. 001-13735).

10.26	Retirement Agreement as of September 28, 2004 between the Company and retiring Chief Executive Officer (incorporated by reference to Registrant’s Form 10-Q for the quarter ended September 30, 2004, File No. 001-13735).

10.27	Midwest Banc Holdings, Inc. Severance Policy as of June 28, 2005 (incorporated by reference to Registrant’s Report on Form 8-K dated June 28, 2005, File No. 001-13735).

10.29	Midwest Banc Holdings, Inc. Directors Deferred Compensation Plan (incorporated by reference to Registrant’s Report on Form 8-K filed December 16, 2005, File No. 001-13735).

10.30	Amendment to Employment Agreement as of September 28, 2004 between the Company and the Chief Executive Officer (incorporated by reference to Registrant’s Report on Form 8-K filed March 24, 2006, File No. 001-13735).

31.1	Rule 13a-14(a) Certification of Principal Executive Officer.

31.2	Rule 13a-14(a) Certification of Principal Financial Officer.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, from the Company’s Chief Executive Officer and Chief Financial Officer.

*	Indicates management contracts or compensatory plans or arrangements required to be filed as an exhibit.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Date: May 9, 2006

MIDWEST BANC HOLDINGS, INC.
(Registrant)

By:	/s/ James J. Giancola

James J. Giancola,
President and Chief Executive Officer

By:	/s/ Daniel R. Kadolph

Daniel R. Kadolph,
Senior Vice President and Chief Financial Officer

Exhibit Index

2.1	Stock Purchase Agreement between Western Illinois Bancshares, Inc. and Midwest Banc Holdings, Inc. (incorporated by reference to Registrant’s Report on Form 8-K filed June 1, 2005, File No. 001-13735).

2.2	Amendment to Stock Purchase Agreement between Western Illinois Bancshares, Inc. and Midwest Banc Holdings, Inc. (incorporated by reference to Registrant’s Form 10-Q for the quarter ended June 30, 2005, File No. 001-13735).

2.3	Second Amendment to Stock Purchase Agreement between Western Illinois Bancshares, Inc. and Midwest Banc Holdings, Inc. (incorporated by reference to Registrant’s Report on Form 8-K filed August 29, 2005, File No. 001-13735).

2.4	Third Amendment to Stock Purchase Agreement between Western Illinois Bancshares, Inc. and Midwest Banc Holdings, Inc. (incorporated by reference to Registrant’s Report on Form 8-K filed October 5, 2005, File No. 001-13735).

2.5	Fourth Amendment to Stock Purchase Agreement between Western Illinois Bancshares, Inc. and Midwest Banc Holdings, Inc. (incorporated by reference to Registrant’s Report on Form 8-K filed November 3, 2005, File No. 001-13735).

2.6	Agreement and Plan of Merger, dated as of February 8, 2006, by and between Midwest Banc Holdings, Inc. and Royal American Corporation (incorporated by reference to Registrant’s Report on Form 8-K filed February 8, 2006, File No. 001-13735).

2.7	Form of Stockholder Voting Agreement, dated as of February 8, 2006, by and among Midwest Banc Holdings, Inc. and certain stockholders of Royal American Corporation (incorporated by reference to Registrant’s Report on Form 8-K filed February 8, 2006, File No. 001-13735).

3.1	Amended and Restated Certificate of Incorporation, as amended (incorporated by reference to Registrant’s Form 10-Q for the quarter ended June 30, 2005, File No. 001-13735).

3.2	Amended and Restated By-laws, filed September 27, 2005 (incorporated by reference to Registrant’s Report on Form 8-K filed September 27, 2005, File No. 001-13735).

4.1	Specimen Common Stock Certificate (incorporated by reference to Registrant’s Registration Statement on Form S-1, Registration No. 333-42827).

4.2	Certain instruments defining the rights of the holders of long-term debt of the Company and certain of its subsidiaries, none of which authorize a total amount of indebtedness in excess of 10% of the total assets of the Company and its subsidiaries on a consolidated basis, have not been filed as Exhibits. The Company hereby agrees to furnish a copy of any of these agreements to the SEC upon request.

*10.1	Midwest Banc Holdings, Inc. Stock and Incentive Plan (incorporated by reference to Registrant’s Proxy Statement filed April 13, 2005, Registration No. 001-13735).

*10.4	Form of Transitional Employment Agreements (incorporated by reference to Registrant’s Registration Statement on Form S-1, Registration No. 333-42827).

10.5	Lease dated as of December 24, 1958, between Western National Bank of Cicero and Midwest Bank and Trust Company, as amended (incorporated by reference to

Registrant’s Registration Statement on Form S-1, Registration No. 333-42827).

10.6	Britannica Centre Lease, dated as of May 1, 1994, between Chicago Title and Trust Company, as Trustee under Trust Agreement dated November 2, 1977 and known as Trust No. 1070932 and Midwest Bank and Trust Company (incorporated by reference to Registrant’s Registration Statement on Form S-1, Registration No. 333-42827).

10.7	Lease dated as of March 20, 1996 between Grove Lodge No. 824 Ancient Free and Accepted Masons and Midwest Bank of Hinsdale (incorporated by reference to Registrant’s Registration Statement on Form S-1, Registration No. 333-42827).

10.8	Office Lease, undated, between Grove Lodge No. 824 Ancient Free and Accepted Masons and Midwest Bank of Hinsdale (incorporated by reference to Registrant’s Registration Statement on Form S-1, Registration No. 333-42827).

*10.15	Form of Supplemental Executive Retirement Agreement (incorporated by reference to Registrant’s Form 10-Q for the quarter ended September 30, 2001, File No. 001-13735).

*10.16	Form of Transitional Employment Agreement (Executive Officer Group) (incorporated by reference to Registrant’s Form 10-Q for the quarter ended September 30, 2001, File No. 001-13735).

10.17	Form of Restricted Stock Award Agreement for Officers, Restricted Stock Grant Notice for Officers, Incentive and Nonqualified Stock Options Award Agreements, and Stock Option Grant Notice for Officers (incorporated by reference to Registrant’s Report on Form 8-K filed August 29, 2005, File No. 001-13735).

*10.18	Form of Supplemental Executive Retirement Agreement and First Amendment to the Form of Supplemental Executive Retirement Agreement (incorporated by reference to Registrant’s Report on Form 8-K filed October 28, 2005, File No. 001-13735).

10.19	Form of Restricted Stock Award Agreement for Non-employee Directors and Restricted Stock Grant Notice for Non-employee Directors (incorporated by reference to Registrant’s Report on Form 8-K filed October 28, 2005, File No. 001-13735).

10.21	Lease dated as of April 29, 1976, between Sanfilippo, Joseph C. and Grace Ann and Fairfield Savings and Loan Association, as amended (incorporated by reference to Registrant’s Form 10-K for the year ended December 31, 2003, File No. 001-13735).

10.22	Lease dated as of August 28, 2002 between Glen Oak Plaza and Midwest Bank and Trust Company (incorporated by reference to Registrant’s Form 10-K for the year ended December 31, 2003, File No. 001-13735).

10.24	Loan Agreement as of March 24, 2006, between the Company and M&I Marshall & Ilsley Bank (incorporated by reference to Registrant’s Report on Form 8-K filed March 24, 2006, File No. 001-13735).

10.25	Employment Agreement as of September 28, 2004 between the Company and the Chief Executive Officer (incorporated by reference to Registrant’s Form 10-Q for the quarter ended September 30, 2004, File No. 001-13735).

10.26	Retirement Agreement as of September 28, 2004 between the Company and retiring Chief Executive Officer (incorporated by reference to Registrant’s Form 10-Q for the quarter ended September 30, 2004, File No. 001-13735).

10.27	Midwest Banc Holdings, Inc. Severance Policy as of June 28, 2005 (incorporated by reference to Registrant’s Form 8-K dated June 28, 2005, File No. 001-13735).

10.29	Midwest Banc Holdings, Inc. Directors Deferred Compensation Plan (incorporated by reference to Registrant’s Report on Form 8-K filed December 16, 2005, File No. 001-13735).

10.30	Amendment to Employment Agreement as of September 28, 2004 between the Company and the Chief Executive Officer (incorporated by reference to Registrant’s Report on Form 8-K filed March 24, 2006, File No. 001-13735).

31.1	Rule 13a-14(a) Certification of Principal Executive Officer.

31.2	Rule 13a-14(a) Certification of Principal Financial Officer.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, from the Company’s Chief Executive Officer and Chief Financial Officer.

*	Indicates management contracts or compensatory plans or arrangements required to be filed as an exhibit.