Form 10-Q
period 2006-06-30
MIDWEST BANC HOLDINGS INC
filed 2006-08-09
CIK 1051379

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2006
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
Large accelerated filer ☐      Accelerated filer ☑       Non-accelerated filer ☐
     Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 9, 2006
Common, par value $.01	24,805,174

MIDWEST BANC HOLDINGS, INC.
Form 10-Q

i

MIDWEST BANC HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS (Unaudited)
(In thousands)

	June 30,	December 31,
	2006	2005
ASSETS
Cash	$61,804	$58,329
Federal funds sold and other short-term investments	52,152	12,270

Total cash and cash equivalents	113,956	70,599
Securities available-for-sale	623,222	687,937
Securities held-to-maturity (fair value: $49,629 at June 30, 2006 and $58,332 at December 31, 2005)	52,363	59,451
Federal Reserve and Federal Home Loan Bank stock, at cost	16,105	14,661
Loans held for sale	3,639	1,912
Loans	1,422,830	1,349,996
Allowance for loan losses	(20,874)	(17,760)

Net loans	1,401,956	1,332,236
Cash surrender value of life insurance	51,383	44,433
Premises and equipment, net	22,965	22,247
Other real estate	5,237	11,154
Core deposit and other intangibles, net	1,592	1,788
Goodwill	891	891
Other assets	68,293	60,299

Total assets	$2,361,602	$2,307,608

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Deposits
Noninterest-bearing	$165,837	$158,406
Interest-bearing	1,418,230	1,364,978

Total deposits	1,584,067	1,523,384
Federal funds purchased	—	68,000
Securities sold under agreements to repurchase	221,603	264,808
Advances from the Federal Home Loan Bank	250,000	150,000
Junior subordinated debt owed to unconsolidated trusts	55,672	55,672
Due to broker	8,203	1,301
Other liabilities	28,945	28,317

Total liabilities	2,148,490	2,091,482

Commitments and contingencies (see note 11)

Stockholders’ Equity
Preferred stock, $0.01 par value, 1,000,000 shares authorized; none issued	—	—
Common stock, $0.01 par value, 64,000,000 shares authorized; 22,265,568 shares issued at June 30, 2006 and 22,139,089 shares issued at December 31, 2005	222	221
Additional paid-in capital	134,336	134,857
Retained earnings	95,424	92,121
Restricted stock	—	(3,013)
Accumulated other comprehensive loss	(16,380)	(7,606)
Treasury stock, at cost ( 319,627 shares at June 30, 2006 and 325,311 shares at December 31, 2005)	(490)	(454)

Total stockholders’ equity	213,112	216,126

Total liabilities and stockholders’ equity	$2,361,602	$2,307,608

See accompanying notes to unaudited consolidated financial statements.

MIDWEST BANC HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
(In thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Interest Income
Loans	$26,663	$18,897	$51,050	$36,139
Securities
Taxable	7,469	7,349	15,391	14,063
Exempt from federal income taxes	833	145	1,652	239
Trading securities	—	124	—	190
Dividend income from Federal Reserve and Federal Home Loan Bank stock	139	192	276	387
Federal funds sold and other short-term investments	186	24	280	245

Total interest income	35,290	26,731	68,649	51,263
Interest Expense
Deposits	12,323	8,323	23,060	16,076
Federal funds purchased	150	236	398	287
Securities sold under agreements to repurchase	2,208	1,529	4,879	2,593
Advances from the Federal Home Loan Bank	1,982	1,594	3,521	3,026
Junior subordinated debt owed to unconsolidated trusts	1,074	979	2,077	1,964
Note payable	—	—	—	9

Total interest expense	17,737	12,661	33,935	23,955

Net interest income	17,553	14,070	34,714	27,308
Provision for loan losses	5,000	813	5,000	1,627

Net interest income after provision for loan losses	12,553	13,257	29,714	25,681
Noninterest Income
Customer service fees	1,415	1,305	2,618	2,531
Net losses on securities transactions	—	(17,184)	(195)	(17,440)
Net trading profits	—	118	—	131
Gains on sales of loans	205	76	296	138
Insurance and brokerage commissions	486	381	998	766
Trust	86	77	163	144
Increase in cash surrender value of life insurance	534	542	1,024	888
Gain on extinguishment of debt	625	—	1,250	—
Other	250	259	460	497

Total noninterest income	3,601	(14,426)	6,614	(12,345)
Noninterest Expenses
Salaries and employee benefits	7,618	6,846	15,100	13,357
Occupancy and equipment	1,647	1,538	3,103	3,015
Professional services	1,267	1,188	2,347	2,339
Loss on extinguishment of debt	—	13,125	—	13,125
Other	2,509	4,973	4,376	6,550

Total noninterest expenses	13,041	27,670	24,926	38,386

Income (loss) before income taxes and discontinued operations	3,113	(28,839)	11,402	(25,050)
Provision (benefit) for income taxes	223	(11,690)	2,571	(10,878)

Income (loss) from continuing operations	2,890	(17,149)	8,831	(14,172)

Discontinued operations
Income from discontinued operations before income taxes	—	1,050	—	2,682
Provision for income taxes	—	251	—	778

Income from discontinued operations	—	799	—	1,904

Net Income (Loss)	$2,890	$(16,350)	$8,831	$(12,268)

Basic earnings per share from continuing operations	$0.13	$(0.94)	$0.40	$(0.78)

Basic earnings per share from discontinued operations	$—	$0.04	$—	$0.11

Basic earnings per share	$0.13	$(0.90)	$0.40	$(0.67)

Diluted earnings per share from continuing operations	$0.13	$(0.94)	$0.40	$(0.78)

Diluted earnings per share from discontinued operations	$—	$0.04	$—	$0.11

Diluted earnings per share	$0.13	$(0.90)	$0.40	$(0.67)

Cash dividends declared per common share	$0.13	$0.12	$0.25	$0.24

See accompanying notes to unaudited consolidated financial statements.

MIDWEST BANC HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (Unaudited)
For the Six Months Ended June 30, 2006 and 2005
(In thousands, except share and per share data)

					Accumulated
		Additional			Other		Total
	Common	Paid in	Retained	Restricted	Comprehensive	Treasury	Stockholders’
	Stock	Capital	Earnings	Stock	Loss	Stock	Equity
Balance, January 1, 2005	$187	$65,781	$95,829	$(2,642)	$(16,457)	$(5,275)	$137,423

Cash dividends declared ($0.24 per share)	—	—	(4,379)	—	—	—	(4,379)

Issuance of common stock upon exercise of 360,492 stock options, inclusive of tax benefit	—	196	—	—	—	4,011	4,207
Issuance of 15,000 shares of restricted stock	—	137	—	—	—	161	298
Stock-based compensation	—	—	—	37	—	—	37
Comprehensive income
Net loss	—	—	(12,268)	—	—	—	(12,268)
Net increase in fair value of securities classified as available- for-sale, net of income taxes and reclassification adjustments	—	—	—	—	14,781	—	14,781

Total comprehensive income							2,513

Balance, June 30, 2005	$187	$66,114	$79,182	$(2,605)	$(1,676)	$(1,103)	$140,099

Balance, January 1, 2006	$221	$134,857	$92,121	$(3,013)	$(7,606)	$(454)	$216,126

Cash dividends declared ($0.25 per share)	—	—	(5,528)	—	—	—	(5,528)

Issuance of common stock upon exercise of 97,163 stock options, net of tax benefit	1	1,643	—	—	—	—	1,644
Reclassification of restricted stock in conjunction with the adoption of FAS 123(R)	—	(3,013)	—	3,013	—	—	—
Issuance of 29,316 shares of restricted stock	—	—	—	—	—	—	—
Forfeiture of 3,400 shares of restricted stock	—	36	—	—	—	(36)	—
Stock-based compensation	—	813	—	—	—	—	813
Comprehensive income
Net income	—	—	8,831	—	—	—	8,831
Net decrease in fair value of securities classified as available- for-sale, net of income taxes and reclassification adjustments	—	—	—	—	(8,774)	—	(8,774)

Total comprehensive income							57

Balance, June 30, 2006	$222	$134,336	$95,424	$—	$(16,380)	$(490)	$213,112

See accompanying notes to unaudited consolidated financial statements.

MIDWEST BANC HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
For the Six Months Ended June 30, 2006 and 2005
(In thousands)

		Revised(1)
	2006	2005
Cash flows from continuing operating activities
Net income (loss)	$8,831	$(12,268)
Income from discontinued operations	—	(1,904)
Adjustments to reconcile net income to net cash provided by continuing operating activities
Depreciation	1,206	1,184
Provision for loan losses	5,000	1,627
Amortization of other intangibles	196	215
Proceeds from sales of trading securities, net	—	131
Amortization of premiums and discounts on securities, net	470	1,331
Realized loss on sale of available-for-sale securities, net	195	17,440
Net gain on sales of trading securities, net	—	(131)
Net gain on sales of loans held for sale	(296)	(138)
Originations of loans held for sale	(26,204)	(9,784)
Proceeds from sales of loans held for sale	24,773	9,276
Increase in cash surrender value of life insurance	(1,024)	(888)
Deferred income taxes	(1,452)	(10,092)
Gain on sale of other real estate, net	—	(64)
Amortization of deferred stock based compensation	813	335
Change in other assets	(314)	(9,229)
Change in other liabilities	328	10,240

Net cash provided by (used in) continuing operating activities	12,522	(2,719)
Cash flows from continuing investing activities
Sales of securities available-for-sale	24,687	101,807
Maturities of securities available-for-sale	—	218
Principal payments on securities	46,179	23,016
Purchases of securities available-for-sale	(10,837)	(320,612)
Purchases of securities held-to-maturity	—	(1,011)
Maturities of securities held-to-maturity	2,025	1,475
Loan originations and principal collections, net	(74,923)	(124,484)
Proceeds from sale of other real estate	6,182	400
Investment in life insurance	(5,926)	—
Additions to property and equipment	(1,924)	(369)

Net cash used in continuing investing activities	(14,537)	(319,560)
Cash flows from continuing financing activities
Net increase in deposits	60,683	562
Issuance of junior subordinated debt owed to unconsolidated trusts, net of debt issuance costs	—	20,619
Payments of junior subordinated debt owed to unconsolidated trusts	—	(20,619)
Proceeds from borrowings	200,000	152,000
Repayments on borrowings	(100,000)	(123,500)
Cash dividends paid	(5,290)	(4,338)
Change in federal funds purchased and securities sold under agreements to repurchase	(111,205)	128,762
Proceeds from issuance of common or treasury stock under stock and incentive option plan	1,184	3,965

Net cash provided by continuing financing activities	45,372	157,451

Cash flows from discontinued operations
Net cash provided by operating activities of discontinued operations	—	2,461
Net cash used in investing activities of discontinued operations	—	(25,388)
Net cash provided by financing activities of discontinued operations	—	5,099

Net cash used in discontinued operations	—	(17,828)

Increase (decrease) in cash and cash equivalents	43,357	(182,656)

Cash and cash equivalents at beginning of period (2)	70,599	243,431

Cash and cash equivalents at end of period (3)	$113,956	$60,775

(2) Includes following balances from discontinued operations	$—	$24,407
(3) Includes following balances from discontinued operations	—	6,579
See accompanying notes to unaudited consolidated financial statements.

MIDWEST BANC HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) – (Continued)

	2006	2005
Supplemental disclosures
Cash paid during period for:
Interest	$32,346	$23,947
Income taxes	736	2,338
Dividends declared not paid	$2,875	$2,190

(1)	The Unaudited Consolidated Statement of Cash Flows for the six months ended June 30, 2005 has been revised to separately disclose the operating, investing, and financing portions of the cash flows attributable to discontinued operations. The previous statement filed in the Company’s June 30, 2005 Quarterly Report on Form 10-Q did not include discontinued operations.
See accompanying notes to unaudited consolidated financial statements.

MIDWEST BANC HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1 – BASIS OF PRESENTATION
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
     The annualized results of operations for the three and six months ended June 30, 2006 are not necessarily indicative of the results expected for the full year ending December 31, 2006.
NOTE 2 – NEW ACCOUNTING PRONOUNCEMENTS
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
     In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections.” This statement applies to all voluntary changes in accounting principle as well as correction of errors. It requires retrospective application of changes in accounting principle as if that principle had always been used or as an adjustment of previously issued financial statements to reflect a change in the reporting entity, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. The statement does not change previous guidance for reporting (i) the correction of an error in previously issued financial statements or (ii) a change in accounting estimate. This statement applies for fiscal years beginning after December 15, 2005. This statement did not have a material impact on the Company’s consolidated financial statements.
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

MIDWEST BANC HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
     In July 2006, the FASB released FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarifies the accounting and reporting for uncertainties in application of income tax law, providing a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of income tax positions taken, or expected to be taken in income tax returns. The Company will adopt FIN 48 in the first quarter of 2007 and is in the process of evaluating the effect that adoption of FIN 48 will have on its consolidated financial position and results of operations.
NOTE 3 – DISCONTINUED OPERATIONS
     The Company sold Midwest Bank of Western Illinois, one of its wholly owned subsidiaries (“MBWI”), on September 30, 2005 with a sale price of $32.0 million. In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the results of operations of MBWI are shown in the Company’s consolidated statements of income for the three and six months ended June 30, 2005 as “discontinued operations.”
     The results of discontinued operations for the three and six months ended June 30, 2005 were as follows (in thousands):

	Three Months	Six Months
	Ended	Ended
	June 30,	June 30,
	2005	2005
Interest income	$3,553	$6,747
Interest expense	1,474	2,785

Net interest income	2,079	3,962

Provision for loan losses	100	(283)

Net interest income after provision for loan losses	1,979	4,245

Noninterest income	484	1,322
Noninterest expense	1,413	2,885

Income before income taxes	1,050	2,682
Provision for income taxes	251	778

Income from discontinued operations	$799	$1,904

MIDWEST BANC HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
NOTE 4 – SECURITIES
     The following tables set forth the composition of the Company’s securities portfolio by major category as of June 30, 2006 and December 31, 2005.

	June 30, 2006
	Held-to-Maturity		Available-for-Sale		Total
	Amortized	Fair	Amortized	Fair	Amortized	Fair	% of
	Cost	Value	Cost	Value	Cost	Value	Portfolio
	(Dollars in thousands)
Obligations of states and political subdivisions	$4,103	$4,099	$95,774	$92,906	$99,877	$97,005	14.21%
Mortgage-backed securities	48,260	45,530	480,286	459,332	528,546	504,862	75.18
Equity securities	—	—	63,574	60,995	63,574	60,995	9.04
Other bonds	—	—	11,044	9,989	11,044	9,989	1.57

Total	$52,363	$49,629	$650,678	$623,222	$703,041	$672,851	100.00%

	December 31, 2005
	Held-to-Maturity		Available-for-Sale		Total
	Amortized	Fair	Amortized	Fair	Amortized	Fair	% of
	Cost	Value	Cost	Value	Cost	Value	Portfolio
	(Dollars in thousands)
U.S. Treasury and obligations of U.S. government-sponsored entities	$—	$—	$24,866	$24,719	$24,866	$24,719	3.27%
Obligations of states and political subdivisions	6,138	6,182	79,463	78,350	85,601	84,532	11.26
Mortgage-backed securities	53,313	52,150	521,896	511,312	575,209	563,462	75.66
Equity securities	—	—	63,574	62,930	63,574	62,930	8.36
Other bonds	—	—	11,054	10,626	11,054	10,626	1.45

Total	$59,451	$58,332	$700,853	$687,937	$760,304	$746,269	100.00%

MIDWEST BANC HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
     The following is a summary of the fair value of securities held-to-maturity and available-for-sale with unrealized losses and an aging of those unrealized losses:

	June 30, 2006
	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(In thousands)
Securities available-for-sale:
Obligations of states and political subdivisions	$80,405	$(2,696)	$4,048	$(172)	$84,453	$(2,868)
Mortgage-backed securities:
U.S. government agencies (1)	13	—	642	(14)	655	(14)
U.S. government-sponsored entities (2)	69,590	(2,288)	388,572	(18,661)	458,162	(20,949)
Equity securities (3)	60,995	(2,579)	—	—	60,995	(2,579)
Corporate and other debt securities	—	—	9,989	(1,055)	9,989	(1,055)

Total available-for-sale	211,003	(7,563)	403,251	(19,902)	614,254	(27,465)

Securities held-to-maturity:
Obligations of states and political subdivisions	983	(24)	—	—	983	(24)
Mortgage-backed securities:
U.S. government agencies (1)	10,401	(512)	—	—	10,401	(512)
U.S. government-sponsored entities (2)	6,095	(172)	29,034	(2,046)	35,129	(2,218)

Total held-to-maturity	17,479	(708)	29,034	(2,046)	46,513	(2,754)

Total temporarily impaired securities	$228,482	$(8,271)	$432,285	$(21,948)	$660,767	$(30,219)

(1)	Includes obligations of the Government National Mortgage Association (GNMA).

(2)	Includes obligations of the Federal Home Loan Mortgage Corporation (FHLMC) and Federal National Mortgage Association (FNMA).

(3)	Includes issues from government-sponsored entities (FNMA and FHLMC).
     Management does not believe any individual unrealized loss as of June 30, 2006 identified in the preceding table represents other-than-temporary impairment.
•	The unrealized loss for U.S. government-sponsored entities mortgage-backed securities relate primarily to debt securities issued by FNMA and FHLMC; each security has a stated maturity date. FNMA is rated Aa3, AA- and A+ by Moody’s, S&P and Fitch, respectively. FHLMC is rated Aa3 and AA- by Moody’s and Fitch, respectively. The mortgage-backed securities are notes with a weighted average maturity of approximately 23 years and a weighted average interest rate of 4.87%.

•	The unrealized losses on corporate and other debt securities relate to securities which were rated A- or better by either Moody’s or S&P. These debt securities have a weighted average maturity of approximately 7 1/2 years and a weighted average interest rate of 4.73%.
     The unrealized losses in the previous table are primarily attributable to changes in interest rates. The Company has both the intent and ability to hold each of the securities shown in the table for the time necessary to recover its amortized cost. The unrealized loss on available-for-sale securities is included net of tax in other comprehensive income.

MIDWEST BANC HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
NOTE 5 – LOANS
     The following table sets forth the composition of the Company’s loan portfolio as of the indicated dates.

	June 30,		December 31,
	2006		2005
		% of		% of
		Gross		Gross
	Amount	Loans	Amount	Loans
	(Dollars in thousands)
Commercial	$205,536	14.4%	$201,284	14.9%
Construction	416,996	29.3	358,785	26.6
Commercial real estate	502,057	35.4	496,819	36.8
Consumer
Home equity	109,918	7.7	115,429	8.5
Other consumer	4,766	0.3	4,273	0.3

Total consumer	114,684	8.0	119,702	8.8
Residential mortgage	184,130	12.9	174,184	12.9

Total loans, gross	1,423,403	100.0%	1,350,774	100.0%
Net deferred fees	(573)		(778)

Total loans, net	$1,422,830		$1,349,996

Loans held for sale	$3,639		$1,912
NOTE 6 – ALLOWANCE FOR LOAN LOSSES
     Following is a summary of changes in the allowance for loan losses for the six months ended June 30:

	2006	2005
	(In thousands)
Balance, January 1	$17,760	$16,217
Provision charged to operations	5,000	1,627
Loans charged off	(2,288)	(687)
Recoveries	402	262

Balance, June 30	$20,874	$17,419

MIDWEST BANC HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
NOTE 7 – GOODWILL AND INTANGIBLES
     The following table presents the carrying amount and accumulated amortization of intangible assets (in thousands):

	June 30, 2006			December 31, 2005
	Gross Carrying	Accumulated	Net Carrying	Gross Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount
Amortized intangible assets:
Core deposit and other intangibles	$3,130	$(1,538)	$1,592	$3,130	$(1,342)	$1,788
     The amortization of intangible assets was $89,000 and $196,000 for the three and six months ended June 30, 2006, respectively. At June 30, 2006, the expected amortization of intangible assets is $373,000 for the year ending December 31, 2006 and $354,000 for the years ending December 31, 2007 through 2010. The amortization of intangible assets is anticipated to increase as a result of the acquisition of Royal American Corporation on July 1, 2006. See Note 12 – Business Combination for further details.
     The following table presents the changes in the carrying amount of goodwill and other intangibles during the six months ended June 30, 2006 (in thousands):

		Core Deposit
		and Other
	Goodwill	Intangibles
Balance, January 1	$891	$1,788
Amortization	—	(196)

Balance, June 30	$891	$1,592

MIDWEST BANC HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
NOTE 8 – EARNINGS PER SHARE

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands, except per share data)	2006	2005	2006	2005
Basic
Income (loss) from continuing operations	$2,890	$(17,149)	$8,831	$(14,172)
Income from discontinued operations	—	799	—	1,904

Net income (loss)	$2,890	$(16,350)	$8,831	$(12,268)

Weighted average common shares outstanding	21,942	18,245	21,907	18,196

Basic earnings per share from continuing operations	$0.13	$(0.94)	$0.40	$(0.78)

Basic earnings per share from discontinued operations	$—	$0.04	$—	$0.11

Basic earnings per share	$0.13	$(0.90)	$0.40	$(0.67)

Diluted
Income (loss) from continuing operations	$2,890	$(17,149)	$8,831	$(14,172)
Income from discontinued operations	—	799	—	1,904

Net income (loss)	$2,890	$(16,350)	$8,831	$(12,268)

Weighted average common shares outstanding	21,942	18,245	21,907	18,196
Dilutive effect of stock options (1)	211	220	219	237
Dilutive effect of restricted stock (1)	23	—	27	1

Diluted average common shares	22,176	18,465	22,153	18,434

Diluted average common shares – continuing operations	22,176	18,245	22,153	18,196

Diluted average common shares – discontinued operations	22,176	18,465	22,153	18,434

Diluted earnings per share from continuing operations	$0.13	$(0.94)	$0.40	$(0.78)

Diluted earnings per share from discontinued operations	$—	$0.04	$—	$0.11

Diluted earnings per share	$0.13	$(0.90)	$0.40	$(0.67)

(1)	No dilutive shares from stock options or restricted stock were included in the computation of earnings per share if there was a resulting loss from continuing operations or net loss.
     Options to purchase 113,500 shares at $22.03 were not included in the computation of diluted earnings per share for the three and six months ended June 30, 2005 because the exercise price for the options was greater than the average market price of the common stock, thus making the options antidilutive.

MIDWEST BANC HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
NOTE 9 – STOCK COMPENSATION AND RESTRICTED STOCK AWARDS
     Under the Company’s Stock and Incentive Plan (the “Plan”), officers, directors, and key employees may be granted incentive stock options to purchase the Company’s common stock at no less than 100% of the market price on the date the option is granted. Options can be granted to become exercisable immediately or in installments of 25% a year on each of the first through the fourth anniversaries of the grant date or may be issued subject to performance targets. In all cases, the options have a maximum term of ten years. The Plan also permits the issuance of nonqualified stock options, stock appreciation rights, restricted stock, and restricted stock units. The Plan authorizes a total of 3,900,000 shares for issuance. There are 2,355,888 shares remaining for issuance under the Plan at June 30, 2006. It is the Company’s policy to issue new shares of its common stock in conjunction with the exercise of stock options or grants of restricted stock. The Company has issued treasury shares in the past in conjunction with the exercise of stock options or grants of restricted stock.
     During the first six months of 2006, 97,163 employee stock options were exercised; of those 88,614 employee stock options were exercised by individuals who are no longer with the Company. As a result of the exercises of employee stock options, the Company received $1.2 million in cash and realized a tax benefit of $459,000. Total employee stock options outstanding at June 30, 2006 were 581,654 with exercise prices ranging between $8.50 and $22.03 and expiration dates between 2007 and 2015. All options granted had an exercise price equal to or greater than the market price of the underlying common stock at date of grant. No stock options were granted in the first six months of 2006.
     Information about option grants follows:

		Weighted Average	Weighted Average
	Number of	Exercise Price	Grant-Date Fair Value
	Options	Per Share	Per Share
Outstanding at January 1, 2006	687,942	$13.83	$4.57
Granted	—	—	—
Exercised	(97,163)	12.19	3.81
Forfeited	(9,125)	17.63	6.80

Outstanding at June 30, 2006	581,654	14.05	4.52

     Options outstanding were as follows:

	Outstanding		Exercisable
		Weighted Average
		Remaining		Weighted Average
Range of Exercise Price	Number	Contractual Life	Number	Exercise Price
$8.50-10.59	232,467	4.05	232,467	$9.63
$10.75-14.90	166,687	3.90	166,687	13.43
$18.34-22.03	182,500	7.77	132,625	20.72

Outstanding at June 30, 2006	581,654	4.81	531,779	13.59

MIDWEST BANC HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
     The Company adopted SFAS No. 123(R), “Share-Based Payment,” in the first quarter of 2006 using the modified prospective application. Employee compensation expense for stock options previously granted was recorded in the consolidated income statement based on the grant’s vesting schedule. Forfeitures of stock option grants are estimated for those stock options where the requisite service is not expected to be rendered. The grant-date fair value for each grant was calculated using the Black-Scholes option pricing model. For the three and six months ended June 30, 2006, employee compensation expense related to stock options was $60,000 and $145,000, respectively. The total compensation cost related to nonvested stock options not yet recognized was $195,000 at June 30, 2006 and the weighted average period over which this cost is expected to be recognized is 15 months.
     No stock-based compensation cost is reflected in net income of prior periods. The following table illustrates the effect on net income and earnings per share if expense was measured using the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation” for the three and six months ended June 30, 2005.

	Three Months	Six Months
	Ended	Ended
	June 30,	June 30,
(In thousands, except per share data)	2005	2005
Net loss as reported	$(16,350)	$(12,268)
Deduct: stock-based compensation expense determined under fair value based method	94	188

Pro forma net loss	$(16,444)	$(12,456)

Basic earnings per share as reported	$(0.90)	$(0.67)
Pro forma basic earnings per share	(0.90)	(0.68)

Diluted earnings per share as reported	$(0.90)	$(0.67)
Pro forma diluted earnings per share	(0.90)	(0.68)
     The pro forma compensation costs presented in this and prior filings for the Company have been calculated using a Black-Scholes option pricing model.

MIDWEST BANC HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
     Under the Plan, officers, directors, and key employees may also be granted restricted shares of the Company’s common stock. Holders of restricted shares are entitled to receive cash dividends paid to the Company’s common stockholders and have the right to vote the restricted shares prior to vesting. The existing restricted share grants vest over a time period not exceeding five years and/or are subject to performance targets. Compensation expense for the restricted shares equals the market price of the related stock at the date of grant and is amortized on a straight-line basis over the vesting period assuming certain performance targets are met when applicable. All restricted shares had a grant-date fair value equal to or greater than the market price of the underlying common stock at date of grant.
     Information about restricted share grants follows:

	Number of	Weighted Average
	Restricted	Grant-Date Fair Value
	Shares	Per Share
Outstanding at January 1, 2006	178,700	$18.97
Granted	29,316	22.25
Vested	(30,000)	18.71
Forfeited	(3,400)	19.43

Outstanding at June 30, 2006	174,616	19.55

     For the three and six months ended June 30, 2006, the Company recognized $334,000 and $668,000, respectively, in compensation expense related to the restricted stock grants compared to $170,000 and $335,000 for the three and six months ended June 30, 2005, respectively. The total compensation cost related to nonvested restricted shares not yet recognized was $2.9 million at June 30, 2006 and the weighted average period over which this cost is expected to be recognized is 27 months.
NOTE 10 – DERIVATIVE INSTRUMENTS
     As of June 30, 2006, the Company does not have any outstanding derivatives. In January 2005, the Company terminated U.S. Treasury 10-year note futures contracts with a notional value of $290.0 million at a gain of $336,000. The Company also terminated spread lock swap agreements with a notional value of $247.0 million in January 2005 at a loss of $425,000. The respective gain and loss on the futures contracts and spread lock swap agreements, all of which were stand-alone derivatives, were reflected in net trading profits.

MIDWEST BANC HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
NOTE 11 – OFF-BALANCE-SHEET RISK
     The Company is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet financing needs of customers. Since many commitments to extend credit expire without being used, the amounts below do not necessarily represent future cash commitments. These financial instruments include lines of credit, letters of credit, and commitments to extend credit. These are summarized as follows as of June 30, 2006:

	Amount of Commitment Expiration Per Period
	Within			After
	1 Year	1-3 Years	4-5 Years	5 Years	Total
	(In thousands)
Lines of Credit:
Commercial real estate	$164,375	$45,537	$1,032	$36	$210,980
Consumer real estate	20,422	5,298	17,115	59,350	102,185
Consumer	—	—	—	2,070	2,070
Commercial	67,090	10,162	220	1,244	78,716
Letters of credit	35,858	11,007	290	375	47,530
Commitments to extend credit	72,597	—	—	—	72,597

Total commercial commitments	$360,342	$72,004	$18,657	$63,075	$514,078

     At June 30, 2006, commitments to extend credit included $802,000 of fixed rate loan commitments. These commitments are due to expire within 30 to 90 days of issuance and have rates ranging from 7.00% to 10.50%. Substantially all of the unused lines of credit are at adjustable rates of interest.
     In the normal course of business, the Company is involved in various legal proceedings. In the opinion of management, any liability resulting from such proceedings would not have a material adverse effect on the Company’s financial position or results of operations.
NOTE 12 – BUSINESS COMBINATION
     On February 8, 2006, the Company entered into an agreement and plan of merger with Royal American Corporation (“Royal American”) for a cash and stock merger transaction. This transaction closed on June 30, 2006 with an effective date of July 1, 2006. The Company’s stock comprised approximately 50% of the purchase price, at an exchange ratio of 3.58429 shares for each Royal American common share, and the remainder was paid in cash at the rate of $80 per Royal American common share. The Company issued 2.9 million common shares and paid $64.6 million in cash for a total purchase price of $128.4 million.

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
     In July 2006, the FASB released FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarifies the accounting and reporting for uncertainties in application of income tax law, providing a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of income tax positions taken or expected to be taken in income tax returns. The Company will adopt FIN 48 on the first quarter of 2007 and is in the process of evaluating the effect that adoption of FIN 48 will have on its consolidated financial position and results of operations.
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
     Expand footprint in Chicago market. The Company plans to expand in the Chicago market through acquisitions and selective branch opportunities, in addition to internal growth. The Company opened a branch in Franklin Park, Illinois in June 2006. Management, however, believes the Chicago market to be somewhat saturated with branches creating less opportunities to open new branches. Therefore, acquiring existing branches at a reasonable cost is generally believed to be a preferable means of expansion. As part of this strategy, the Company closed on the merger with Royal American Corporation on June 30, 2006, as discussed further in Note 12 of the notes to the unaudited consolidated financial statements. The merger expanded the

Company’s number of branches from 18 to 24. The new branches are located in the following suburbs of Chicago: Bensenville, Buffalo Grove, Bloomingdale, Inverness, Naperville, and Elgin.
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
Results of Operations – Three Months Ended
June 30, 2006 and 2005
     Set forth below are some highlights of the second quarter 2006 results compared to the second quarter of 2005 and first quarter of 2006. In accordance with SFAS No. 144, the results of operations for MBWI for the three months ended June 30, 2005 are reflected in the Company’s statement of income as “discontinued operations” and are not reflected below.
•	Basic and diluted earnings per share from continuing operations for the three months ended June 30, 2006 were $0.13 compared to $(0.94) for the comparable period in 2005 and $0.27 for the first quarter of 2006.

•	Income from continuing operations for the second quarter of 2006 was $2.9 million, an 116.9% increase when compared to a $17.1 million loss for the second quarter of 2005, but a 51.4% decrease when compared to the first quarter of 2006. Core income from continuing operations (defined as net income excluding the balance sheet repositioning charges as reconciled below) was $1.9 million for the three months ended June 30, 2005, or $0.10 per diluted share.

•	Net interest income increased 24.8% to $17.6 million in the second quarter of 2006 compared to $14.1 million in the second quarter of 2005 as a result of loan growth and increased loan rates. The net interest margin was 3.46% for the three months ended June 30, 2006 compared to 3.08% for the similar period of 2005 and 3.39% for the three months ended March 31, 2006.

•	Interest income on loans increased 41.1% to $26.7 million in the second quarter of 2006 compared to $18.9 million for the comparable period in 2005. Interest income on loans increased 9.3% when compared to the first quarter of 2006.

•	The annualized return on average assets from continuing operations for the three months ended June 30, 2006 was 0.50% compared to a negative 2.95% for the similar period in 2005 and 1.05% for the first quarter of 2006; annualized core return on average assets from continuing operations was 0.32% for second quarter in 2005.

•	The annualized return on average equity from continuing operations for the three months ended June 30, 2006 was 5.31% compared to a negative 48.38% for the similar period in 2005 and 11.06% for the first quarter of 2006; annualized core return on average equity from continuing operations was 5.24% for the second quarter of 2005.

•	The provision for loan losses was $5.0 million in the second quarter of 2006 compared to $813,000 for the comparable period in 2005. This increase was related to a downgrading of $15.3 million of a loan relationship; $5.0 million of this loan relationship is on nonaccrual status. Additional portions of this loan relationship may be placed on nonaccrual status depending on many variables. Additional loan proceeds may also be provided as part of the loan workout strategy.

•	Excluding losses on securities, noninterest income increased 30.6% to $3.6 million in the second quarter of 2006 compared to $2.8 million in the second quarter of 2005 primarily as a result of the gain on extinguishment of debt of $625,000 from the assignment of a $50.0 million FHLB advance in the second quarter of 2006. Compared to the first quarter of 2006, noninterest income exluding losses on securities increased by 12.3%.

•	Noninterest expenses decreased 52.9% to $13.0 million in the second quarter of 2006 compared to $27.7 million in the second quarter of 2005, due to the $13.1 million loss on extinguishment of debt in 2005 relating to the balance sheet repositioning. Noninterest expenses increased 9.7% when compared to the first quarter of 2006. Since June 30, 2005, there have been 42 new full-time equivalent employees added to revenue production, support, and risk management.
     Set forth below are some highlights of the six months ended June 30, 2006 results compared to the results for the six months ended June 30, 2005. In accordance with SFAS No. 144, the results of operations for MBWI for the six months ended June 30, 2005 are reflected in the Company’s statement of income as “discontinued operations” and are not reflected below.
•	Basic and diluted earnings per share from continuing operations for the six months ended June 30, 2006 were $0.40 compared to $(0.78) for the same period in 2005.

•	Income from continuing operations for the first six months of 2006 was $8.8 million, an 162.3% increase when compared to the $14.2 million loss for the first six months of 2005. Core income from continuing operations for the six months ended June 30, 2005 was $4.8 million or $0.26 per diluted share.

•	Net interest income increased by 27.1% to $34.7 million in the first half of 2006 compared to $27.3 million in the first half of 2005.

•	Interest income on loans increased 41.3% to $51.1 million in the first six months of 2006 compared to $36.1 million for the same period in 2005 as a result of increases in rates as well as balances.

•	The annualized return on average assets from continuing operations for the six months ended June 30, 2006 was 0.77% compared to a negative 1.25% for the same period in 2005; core annualized return on average assets from continuing operations was 0.43% for the six months ended June 30, 2005.

•	The annualized return on average equity from continuing operations for the six months ended June 30, 2006 was 8.16% compared to a negative 20.16% for the same period 2005; core annualized return on average equity from continuing operations was 6.87% for the six months ended June 30, 2005.

•	The provision for loan losses rose to $5.0 million in the first half of 2006 compared to $1.6 million for the comparable period in 2005, as a result of the downgrading of $15.3 million of a loan relationship.

•	Excluding losses on securities, noninterest income increased 33.6% to $6.8 million in the first half of 2006 compared to $5.1 million in the same period of 2005 primarily as a result of the gain on extinguishment of debt in the first and second quarters of 2006.

•	Noninterest expenses decreased 35.1% to $24.9 million in the first half of 2006 compared to $38.4 million in the same period of 2005 as a result of the loss on extinguishment of debt totaling $13.1 million in 2005.

     Core income from continuing operations is income from continuing operations excluding the balance sheet repositioning charges. Core income from continuing operations provides greater insight into comparisons between periods by eliminating the impact of specific charges relating to the balance sheet repositioning. Management believes that core net income is a more useful measure of operating performance since it excludes items that are not recurring in nature. In addition, management believes core net income is more reflective of current trends. The following table reconciles reported income from continuing operations to core income from continuing operations for the three and six months ended June 30, 2005:

	Three Months	Six Months
	Ended	Ended
	June 30,	June 30,
	2005	2005
Loss from continuing operations	$(17,149)	$(14,172)
Loss on U.S. Agency debt securities, net of tax	10,595	10,595
Charge from prepayment of FHLB advances, net of tax	5,886	5,886
Charge from unwinding swaps, net of tax	2,206	2,206
Charge from redemption of trust preferred securities, net of tax	318	318

Core income from continuing operations	$1,856	$4,833

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

	For the Three Months Ended
	June 30, 2006			June 30, 2005			March 31, 2006
	Average		Average	Average		Average	Average		Average
	Balance	Interest	Rate	Balance	Interest	Rate	Balance	Interest	Rate
	(Dollars in thousands)
Interest-Earning Assets:
Federal funds sold and interest- bearing deposits due from banks	$11,834	$186	6.29%	$2,883	$24	3.33%	$9,939	$94	3.78%
Securities:
Taxable(1)	601,238	7,893	5.25	683,823	7,887	4.61	652,066	8,337	5.11
Exempt from federal income taxes(1)	87,396	1,281	5.86	14,140	223	6.31	85,601	1,260	5.89

Total securities	688,634	9,174	5.32	697,963	8,110	4.64	737,667	9,597	5.20
FRB and FHLB stock	14,851	139	3.74	13,834	192	5.55	14,661	137	3.74
Loans:
Commercial loans(1)(3)(4)	208,637	4,172	8.00	178,329	2,890	6.48	195,831	3,704	7.57
Commercial real estate loans(1)(3)(4)(6)	979,351	18,655	7.62	832,993	13,536	6.50	946,846	17,161	7.25
Agricultural loans(1)(3)(4)	2,540	49	7.72	1,465	26	7.10	2,009	37	7.37
Consumer real estate loans(3)(4)(6)	227,913	3,768	6.61	169,117	2,452	5.80	219,997	3,475	6.32
Consumer installment loans(3)(4)	4,557	90	7.90	3,793	69	7.28	4,441	83	7.48

Total loans	1,422,998	26,734	7.52	1,185,697	18,973	6.40	1,369,124	24,460	7.16

Total interest-earning assets	$2,138,317	$36,233	6.76%	$1,900,377	$27,299	5.76%	$2,131,391	$34,288	6.44%

Interest-Bearing Liabilities:
Deposits:
Interest-bearing demand deposits	$136,094	$269	0.79%	$186,450	$743	1.59%	$144,609	$280	0.77%
Money-market demand accounts and savings accounts	276,221	1,158	1.68	344,722	1,403	1.63	294,002	1,215	1.65
Time deposits less than $100,000	758,439	7,685	4.05	758,556	5,844	3.08	762,412	7,075	3.71
Time deposits of $100,000 or more	260,695	3,068	4.71	38,547	275	2.85	187,239	2,019	4.31
Public funds	12,539	143	4.56	9,677	58	2.40	13,866	148	4.27

Total interest-bearing deposits	1,443,988	12,323	3.40	1,337,952	8,323	2.48	1,402,128	10,737	3.08
Borrowings:
Federal funds purchased and repurchase agreements	207,660	2,358	4.54	246,203	1,765	2.87	284,390	2,919	4.11
FHLB advances	206,594	1,982	3.84	118,195	1,594	5.39	170,556	1,539	3.61
Notes payable and other borrowings	55,672	1,074	7.72	55,672	979	7.03	55,672	1,003	7.21

Total borrowings	469,926	5,414	4.60	420,070	4,338	4.12	510,618	5,461	4.28

Total interest-bearing liabilities	$1,913,914	$17,737	3.72%	$1,758,022	$12,661	2.88%	$1,912,746	$16,198	3.40%

Net interest income (tax equivalent)(1)(5)		$18,496	3.04%		$14,638	2.88%		$18,090	3.04%

Net interest margin (tax equivalent)(1)			3.46%			3.08%			3.39%

Net interest income(2)(5)		$17,553			$14,070			$17,161

Net interest margin(2)			3.28%			2.96%			3.22%

(1)	Adjusted for 35.0% tax rate in 2006 and 2005 and adjusted for the dividends-received deduction where applicable.

(2)	Not adjusted for 35.0% tax rate in 2006 and 2005 or for the dividends-received deduction.

(3)	Nonaccrual loans are included in the average balance; however, these loans are not earning any interest.

(4)	Includes loan fees which are immaterial.

(5)	The following table reconciles reported net interest income on a tax equivalent basis for the periods presented:

	2Q06	2Q05	1Q06
Net interest income	$17,553	$14,070	$17,161
Tax equivalent adjustment to net interest income	943	568	929

Net interest income, tax equivalent basis	$18,496	$14,638	$18,090

(6)	Includes construction loans.

	For the Six Months Ended
	June 30, 2006			June 30, 2005
	Average		Average	Average		Average
	Balance	Interest	Rate	Balance	Interest	Rate
	(Dollars in thousands)
Interest-Earning Assets:
Federal funds sold and interest- bearing deposits due from banks	$10,892	$280	5.14%	$22,654	$245	2.16%
Securities:
Taxable(1)	626,512	16,230	5.18	661,244	15,057	4.55
Exempt from federal income taxes(1)	86,503	2,542	5.88	11,326	367	6.48

Total securities	713,015	18,772	5.26	672,570	15,424	4.58
FRB and FHLB stock	14,757	276	3.74	13,830	387	5.60
Loans:
Commercial loans(1)(3)(4)	202,269	7,876	7.79	181,747	5,596	6.16
Commercial real estate loans(1)(3)(4)	963,188	35,815	7.44	805,343	25,878	6.43
Agricultural loans(3)(4)	2,276	86	7.56	1,352	45	6.66
Consumer real estate loans(3)(4)	223,977	7,243	6.47	163,541	4,637	5.67
Consumer installment loans(3)(4)	4,500	173	7.69	3,766	140	7.43

Total loans	1,396,210	51,193	7.34	1,155,749	36,296	6.28

Total interest-earning assets	$2,134,874	$70,521	6.60%	$1,864,803	$52,352	5.62%

Interest-Bearing Liabilities:
Deposits:
Interest-bearing demand deposits	$140,328	$549	0.78%	$190,965	$1,471	1.54%
Money-market demand accounts and savings accounts	285,062	2,373	1.66	356,040	2,988	1.68
Time deposits less than $100,000	760,415	14,760	3.88	730,766	10,822	2.96
Time deposits of $100,000 or more	224,170	5,087	4.54	54,172	694	2.56
Public funds	13,199	291	4.41	8,843	101	2.28

Total interest-bearing deposits	1,423,174	23,060	3.24	1,340,786	16,076	2.40
Borrowings:
Federal funds purchased and repurchase agreements	245,813	5,277	4.29	207,261	2,880	2.78
FHLB advances	188,674	3,521	3.73	118,125	3,026	5.12
Notes payable and other borrowings	55,672	2,077	7.46	56,080	1,973	7.04

Total borrowings	490,159	10,875	4.44	381,466	7,879	4.14

Total interest-bearing liabilities	$1,913,333	$33,935	3.54%	$1,722,252	$23,955	2.78%

Net interest income (tax equivalent)(1)(5)		$36,586	3.06%		$28,397	2.84%

Net interest margin (tax equivalent)(1)			3.43%			3.05%

Net interest income(2)(5)		$34,714			$27,308

Net interest margin(2)			3.25%			2.93%

(1)	Adjusted for 35% tax rate in 2006 and 2005 and adjusted for the dividends-received deduction where applicable.

(2)	Not adjusted for 35% tax rate in 2006 and 2005 or for the dividends-received deduction.

(3)	Nonaccrual loans are included in the average balance; however, these loans are not earning any interest.

(4)	Includes loan fees which are immaterial.

(5)	The following table reconciles reported net interest income on a tax equivalent basis for the periods presented:

	2Q06	2Q05
Net interest income	$34,714	$27,308
Tax equivalent adjustment to net interest income	1,872	1,089

Net interest income, tax equivalent basis	$36,586	$28,397

(6)	Includes construction loans.
     Net interest income was $17.6 million and $14.1 million for the three months ended June 30, 2006 and 2005, respectively, an increase of 24.8%. For the first six months of 2006 and 2005, net interest income was $34.7 million and $27.3 million, respectively, an increase of 27.1%. The strong loan growth and increase in rates fueled the improvement in net interest income. Evidence of this is the increase in the Company’s net interest margin (tax equivalent net interest income as a percentage of earning assets) to 3.46% and 3.43% for the three and six months ended June 30, 2006, respectively, compared to 3.08% and 3.05% for the comparable periods in 2005. The net interest margin for the second quarter of 2006 increased 7 basis points when compared to the first quarter of 2006.

Trends in average earning assets include:
•	Yields on average earning assets increased 100 basis points in the second quarter of 2006 compared to the second quarter of 2005, and average balances on earning assets increased by $237.9 million. Yields on average earning assets increased by 32 basis points compared to the first quarter of 2006. Yields on average earning assets increased 98 basis points in the first six months of 2006 compared to the similar period in 2005, and average balances increased by $270.1 million.

•	Yields on average loans increased 112 basis points as a result of nine rate increases from June 30, 2005. Average loans increased by $237.3 million in the quarter ended June 30, 2006 compared to the same period in 2005. Measured to the first quarter of 2006, yields on average loans increased by 36 basis points, while average balances rose $53.9 million compared to the first quarter of 2006. Yields on average loans increased 106 basis points in the first six months of 2006 compared to the similar period in 2005, and average balances increased by $240.5 million.

•	Yields on average securities increased 68 basis points while balances decreased by $9.3 million in the second quarter of 2006 compared to the similar period in 2005. Yields on average securities increased by 12 basis points compared to the first quarter of 2006, while average balances decreased by $49.0 million. The securities portfolio will continue to be a source of cash flow for loan growth which have yields that are more than 200 basis point above the yields on securities. Yields on average securities increased 68 basis points in the first six months of 2006 compared to the similar period in 2005, and average balances increased by $40.4 million.
Trends in interest-bearing liabilities include:
•	Yields on average interest-bearing liabilities increased by 84 basis points, and average balances increased $155.9 million in the second quarter of 2006 compared to the similar period in 2005. Compared to the first quarter of 2006, yields on interest-bearing liabilities increased by 32 basis points, and average balances increased $1.2 million. Yields on average interest-bearing liabilities increased 76 basis points in the first six months of 2006 compared to the similar period in 2005, and average balances increased by $191.1 million.

•	Average interest-bearing deposits increased by $106.0 million while yields increased 92 basis points in the second quarter of 2006 compared to the similar period of 2005. Compared to the first quarter of 2006, yields on interest-bearing deposits increased by 32 basis points, and average balances increased $41.9 million. Most of this increase was in certificates of deposit. Yields on average interest-bearing deposits increased 84 basis points in the first six months of 2006 compared to the similar period in 2005, and average balances increased by $82.4 million.

•	Average interest-bearing demand deposit, money market, and savings accounts decreased by $118.9 million for the second quarter of 2006 compared to June 30, 2005 and by $26.3 million compared to March 31, 2006. On a year-to-date basis, average interest-bearing demand deposit, money market, and savings accounts decreased by $121.6 million for the year compared to June 30, 2005. The Company continues to focus its marketing efforts to increase core deposits to alleviate margin pressure.

•	The migration of demand deposit, interest-bearing demand deposit, money market, and savings accounts into certificates of deposit and the reliance on more expensive wholesale funds contributed to the increase in the cost of funds.
•	Average borrowings increased by $49.9 million in the second quarter of 2006 while yields increased by 48 basis points to 4.60% compared to the second quarter of 2005. Measured to the first quarter of 2006, yields on borrowings increased by 32 basis points while average balances decreased by $40.7 million.

•	The Company increased its FHLB borrowings by $50.0 million in the second quarter of 2006. Average rates paid on FHLB borrowings for the second quarter of 2006 declined by 155 basis points to 3.84% compared to the second quarter of 2005. Average rates paid also decreased by 139 basis points for the first six months of 2006 and average balances increased by $70.5 million when compared to the same period in 2005.

•	Average Federal funds and repurchase agreements decreased by $38.5 million, while average rates increased 167 basis points compared to the second quarter of 2005. Average rates on Federal funds and repurchase agreements increased 151 basis points in the first six months of 2006 compared to the similar period in 2005, and average balances increased by $38.6 million.

•	As part of the Royal American acquisition in the third quarter of 2006, the Company paid out $64.6 million in cash that was held in a noninterest bearing account at the Bank. An increase in funding costs is anticipated as a result of replacing these funds with more expensive borrowings, which is expected to be offset by the anticipated increase in net interest income resulting from the Royal American acquisition.
Noninterest Income
     Noninterest income, excluding net losses on securities transactions, was $3.6 million for the three months ended June 30, 2006, an increase of $843,000, or 30.6%, over the comparable period in 2005 and was $393,000 higher than the first quarter of 2006. Noninterest income, excluding net losses on securities transactions, was $6.8 million for the six months ended June 30, 2006, an increase of $1.7 million, or 33.6%, over the comparable period in 2005. The noninterest income, excluding net losses on securities transactions, to average assets ratio was 0.62% for the three months ended June 30, 2006 compared to 0.47% for the same period in 2005 and 0.56% for the three months ended March 31, 2006. The increase in noninterest income was due primarily to the following factors:
•	As part of its program of repositioning the maturities of its borrowings, the Company recognized a gain on the extinguishment of debt of $625,000 in the second quarter of 2006 as a result of the assignment of a $50.0 million FHLB advance and recognized another $625,000 gain in the first quarter of 2006 as a result of the prepayment of a $28.0 million repurchase agreement.

•	Insurance and brokerage commissions increased by $105,000 in the three months ended June 30, 2006 compared to the similar period in 2005 as a result of increased staff and brokerage activity. For similar reasons, insurance and brokerage commission increased by $232,000 during the first six months of 2006 compared to the same period in 2005. When compared to the first quarter of 2006, insurance and brokerage commission slightly decreased by 5.1%.

•	Customer service fees increased by $110,000 to $1.4 million in the second quarter of 2006 compared to the second quarter of 2005 and increased by $212,000 compared to the first quarter of 2006. For the first six months of 2006, customer service fees increased by $87,000 when compared with the same period in 2005. This improvement is a result of the increase in the number of deposit accounts, increased fees, and less waived fees.

•	Gains on sales of loans increased during the second quarter of 2006 by 169.7% or $129,000 to $205,000 compared to the second quarter of 2005 and by $114,000 or 125.3% when compared to the first quarter of 2006, due to a higher level of mortgage refinancing volume. For the six months ended June 30, 2006, gains on sales of loans more than doubled when compared to the same period in 2005.

•	Increase in the cash surrender value of life insurance slightly decreased by $8,000 to $534,000 during the three months ended June 30, 2006 compared to the similar period in 2005, but was $44,000 higher compared to the first quarter of 2006. For the first half of 2006, the increase in the cash surrender value of life insurance was $136,000 higher than the first half of 2005. The Company made an additional purchase of bank owned life insurance of $5.0 million in the first quarter of 2006.

•	There were no gains or losses on securities for the second quarter of 2006. Net losses on securities transactions were $17.2 million in the second quarter of 2005 as a result of the balance sheet repositioning and were $195,000 during the first quarter of 2006.
Noninterest Expenses
     Total noninterest expenses decreased 52.9%, or $14.6 million, to $13.0 million during the second quarter of 2006 compared to $27.7 million for the similar period in 2005. Total noninterest expenses in 2005 reflect a $13.1 million loss on extinguishment of debt relating to the balance sheet repositioning. In comparison to the first quarter of 2006, total noninterest expenses increased $1.2 million. For the six months ended June 30, 2006, total noninterest expenses decreased by $13.5 million to $24.9 million when compared to the same period of 2005. The noninterest expenses to average assets ratio was 2.25% for the three months ended June 30, 2006 compared to 4.75% for the same period in 2005 and 2.09% for the three months ended March 31, 2006. The noninterest expenses to average assets ratio was 2.17% for the six months ended June 30, 2006 compared to 3.38% for the same period in 2005.
     The efficiency ratio was 57.38% for the three months ended June 30, 2006 compared to 140.49% for the same period in 2005 and 55.20% for the first quarter of 2006. The efficiency ratio was 56.31% for the first half of 2006 and 104.43% for the same period in 2005. Excluding the balance sheet repositioning charges, the core efficiency ratio was 65.04% and 65.25% for the three and six months ended June 30, 2005, respectively. The efficiency ratio is equal to noninterest expenses less amortization and other real estate expenses divided by the sum of net interest income on a fully tax-equivalent basis plus noninterest income excluding security gains or losses. The decrease in the efficiency ratio compared to the prior year was due primarily to the increase in net interest income on a fully tax-equivalent basis and in noninterest income during 2006. The efficiency ratio rose in the second quarter of 2006 when compared to the first quarter of 2006 mainly due to the increase in noninterest expenses. The number of full-time equivalent employees increased by 8 compared to the first quarter of 2006 and 42 compared to June 30, 2005. The Company has added to its management structure in the areas of revenue production, support, and risk management, and at the same time, was able to improve its efficiency ratio.
     Total noninterest expenses increased due to the following factors:
•	During the second quarter of 2005, a $13.1 million loss on the early extinguishment of FHLB advances was recorded as a result of the balance sheet repositioning consisting of $9.5 million in prepayment penalties and $3.6 million to unwind the interest rate swaps associated with the advances.

•	Reflected in the noninterest expenses also was the $2.4 million write-down of the townhouse project held in other real estate owned taken in the second quarter of 2005. The Company recognized $178,000 in expenses with the sale of properties included in this townhouse project during the second quarter of 2006.

•	Salaries and benefits expense increased by $772,000, or 11.3%, during the second quarter of 2006 compared to the second quarter of 2005 and $136,000, or 1.8%, compared to the first quarter of 2006, reflecting the additions to management. Similarly, salaries and benefits expense increased by $1.7 million, or 13.1%, to $15.1 million for the first half of 2006 compared to the same period in 2005.

•	Occupancy and equipment expense increased by $109,000 during the second quarter of 2006 to $1.6 million compared to the similar period in 2005 and $191,000 compared to the first quarter of 2006. Occupancy and equipment expense increased slightly by $88,000 to $3.1 million for the first half of 2006 compared to the same period in 2005.

•	Professional services expense rose by $79,000, or 6.7%, to $1.3 million in the second quarter of 2006 compared to the second quarter of 2005 and $187,000, or 17.3%, compared to the first quarter of 2006 due in the most part to new hire placement fees. Professional services expense for the first half of 2006 increased less than 1.0% compared to the six months ended June 30, 2005.

•	Marketing expenses in the second quarter of 2006 were $69,000 higher than in the second quarter of 2005, but increased by $134,000 compared to the first quarter of 2006 as a result of launching a branding effort and a more consistent marketing strategy. Marketing expenses for the first half of 2006 were at the same level as the first half of 2005.
Income Taxes
     The Company recorded income tax expense of $223,000 and a tax benefit of $11.7 million for the quarters ended June 30, 2006 and 2005, respectively. For the first half of 2006, the Company recorded $2.6 million in income tax expense compared to a tax benefit of $10.9 million for the same period of 2005. Set forth below is a reconciliation of the effective tax rate from continuing operations as of June 30, 2006 and 2005.

	Six Months Ended
	June 30,
	2006	2005
	(In thousands)
Income taxes (benefit) computed at the statutory rate	$3,991	$(8,767)
Tax-exempt interest income on securities and loans	(556)	(168)
General business credits	(60)	(60)
State income taxes, net of federal tax benefit	(36)	(1,188)
Cash surrender value increase, net of premiums	(359)	(309)
Dividends received deduction	(445)	(582)
Other	36	196

Total provision (benefit) for income taxes	$2,571	$(10,878)

Financial Condition
          Set forth below are some balance sheet highlights at June 30, 2006 compared to December 31, 2005 and June 30, 2005.
•	Total assets increased $54.0 million to $2.4 billion at June 30, 2006 compared to year end but decreased $164.6 million compared to June 30, 2005. The Company sold MBWI on September 30, 2005, which had $282.5 million in assets at June 30, 2005. Excluding the assets held for sale (or MBWI) at June 30, 2005, total assets grew by $117.9 million.

•	Total loans grew 5.4%, or $72.8 million, to $1.4 billion at June 30, 2006 compared to year end 2005 and rose 16.8%, or $205.0 million over the second quarter of 2005.

•	Loan to deposit ratio increased to 89.82% from 88.62% at December 31, 2005, and was higher than the 81.07% figure recorded at June 30, 2005.

•	Deposits increased by 4.0% to $1.6 billion in the second quarter of 2006 compared to year end and increased by 5.5% when compared to the period ended June 30, 2005. Deposit growth was centered in certificates of deposit.
          Set forth below are some asset quality highlights at June 30, 2006 compared to December 31, 2005 and June 30, 2005.
•	Nonperforming assets declined to 0.68% of total assets from 0.83% at year end and 0.71% recorded at June 30, 2005.

•	In the second quarter of 2006, the Company benefited from the sale of properties included in a townhouse project previously held in other real estate. As a result of this sale, other real estate declined to $5.2 million at June 30, 2006 from $11.2 million at December 31, 2005.

•	The allowance for loan losses was 1.47% of total loans, versus 1.32% at year end and 1.43% at June 30, 2005.

•	The allowance for loan losses decreased to 1.91 times nonaccruing loans compared to 2.25 times nonaccruing loans year end and 2.63 times nonaccruing loans at June 30, 2005.

•	Nonaccruing loans increased to 0.77% of total loans from 0.59% at year end and 0.54% at June 30, 2005.

•	The Company downgraded $15.3 million of a loan relationship to substandard in the second quarter of 2006; $5.0 million of this loan relationship is on a nonaccrual status. Additional portions of this loan relationship may be placed on nonaccrual status depending on many variables. Additional loan proceeds may also be provided as part of the loan workout strategy.

Loans
          The following table sets forth the composition of the Company’s loan portfolio as of the indicated dates.

	June 30,		December 31,
	2006		2005
		% of		% of
		Gross		Gross
	Amount	Loans	Amount	Loans
	(Dollars in thousands)
Commercial	$205,536	14.4%	$201,284	14.9%
Construction	416,996	29.3	358,785	26.6
Commercial real estate	502,057	35.4	496,819	36.8
Consumer
Home equity	109,918	7.7	115,429	8.5
Other consumer	4,766	0.3	4,273	0.3

Total consumer	114,684	8.0	119,702	8.8
Residential mortgage	184,130	12.9	174,184	12.9

Total loans, gross	1,423,403	100.0%	1,350,774	100.0%
Net deferred fees	(573)		(778)

Total loans, net	$1,422,830		$1,349,996

Loans held for sale	$3,639		$1,912
          Total loans increased $72.8 million, or 5.4%, to $1.4 billion at June 30, 2006 from December 31, 2005; however, the mix did not change materially. Set forth below are other highlights of the loan portfolio.
•	Commercial loans increased $4.3 million to $205.5 million as of June 30, 2006 from $201.3 million as of December 31, 2005.

•	Construction loans increased by $58.2 million to $417.0 million as of June 30, 2006 from $358.8 million at December 31, 2005.

•	Commercial real estate loans rose to $502.1 million at June 30, 2006 compared to $496.8 million at December 31, 2005.

•	Consumer loans decreased to $114.7 million as of June 30, 2006 compared to $119.7 million at December 31, 2005.

•	Residential mortgage loans increased $9.9 million to $184.1 million as of June 30, 2006 from $174.2 million as of December 31, 2005.
          Many consumer residential mortgage loans the Company originates are sold in the secondary market. At any point in time, loans will be at various stages of the mortgage banking process. Loans held for sale were $3.6 million at June 30, 2006 compared to $1.9 million at December 31, 2005. The carrying value of these loans approximated their market value at that time.
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
          Following is a summary of changes in the allowance for loan losses for the six months ended June 30:

	2006	2005
	(In thousands)
Balance, January 1	$17,760	$16,217
Provision charged to operations	5,000	1,627
Loans charged off	(2,288)	(687)
Recoveries	402	262

Balance, June 30	$20,874	$17,419

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
          On a quarterly basis, management of the Company meets to review the adequacy of the allowance for loan losses. Each loan officer grades his or her individual commercial credits and the Company’s independent loan review personnel reviews the officers’ grades. In the event that the loan is downgraded during this review, the loan is included in the allowance analysis at the lower grade. The grading system is in compliance with the regulatory classifications, and the allowance is allocated to the loans based on the regulatory grading, except in instances where there are known differences (e.g. collateral value is nominal).
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
          A provision for loan losses of $5.0 million was taken for the first half of 2006 compared to a provision of $1.6 million for the similar period in 2005. This increase in provision is a result of the deterioration in the credit quality of a long-standing loan relationship. Although payments remain current on the account, recent developments in the customer’s operations, relating to uncertainty of the customer’s ability to collect a large account receivable, prompted the Bank to downgrade $15.3 million in loans to a substandard classification. A total of $8.3 million in specific reserves have been allocated to the loan relationship, including $3.3 million of existing reserves plus the $5.0 million second quarter provision. Management believes that the allowance is adequate, but the ultimate ability to collect on this downgraded loan relationship remains uncertain.
          The Company had net charged-off loans of $1.9 for the first half of 2006 compared to $425,000 for the same period in 2005. During the second quarter of 2006, the Company charged off a $1.9 million loan for which specific reserves were allocated at December 31, 2005. The following table sets forth certain asset quality ratios on a quarter-to-date basis as of the indicated dates.

	June 30,		December 31,		June 30,
	2006		2005		2005
Net loans charged off to average loans during quarter	0.53%		0.12%		0.13%
Provision for loan losses to total loans	1.41		0.04		0.27
Allowance for loan losses to total loans	1.47		1.32		1.43
Allowance to nonaccruing loans	1.91	x	2.25	x	2.63	x
The asset quality ratios above can be affected if there is further deterioration in the loan portfolio.

Nonaccruing Loans and Nonperforming Assets
          In the second quarter of 2006, the Company sold properties included in a townhouse project previously held in other real estate. As a result of this sale, other real estate declined to $5.2 million on June 30, 2006 from $11.2 million on December 31, 2005. Nonperforming assets declined to $16.2 million at June 30, 2006 compared to $19.1 million at December 31, 2005. The remaining five units of the townhouse project are being retained and are being marketed by the Company. It is anticipated that the Company will not suffer a loss on the sale of these units. Total nonperforming assets to total assets declined to 0.68 basis points from 0.83 basis points at December 31, 2005.
          Nonaccruing loans increased $3.0 million to $10.9 million at June 30, 2006 from December 31, 2005. The downgraded $15.3 million of a loan relationship accounts for $5.0 million in nonaccruing loans. Additional portions of this loan relationship may be placed on nonaccrual status depending on many variables. Typically, these loans have adequate collateral protection or personal guaranties to provide a source of repayment to the Bank.
          The following table sets forth information on the Company’s nonaccruing loans and nonperforming assets as of the indicated dates.

	June 30,	December 31,
	2006	2005
	(Dollars in thousands)
Impaired and other loans 90 days past due and accruing	$14	$4

Nonaccrual and impaired loans not accruing	$10,925	$7,905
Other real estate	5,237	11,154

Total nonperforming assets	$16,162	$19,059

Total nonaccruing loans to total loans	0.77%	0.59%
Total nonperforming assets to total loans and other real estate	1.13	1.40
Total nonperforming assets to total assets	0.68	0.83
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

          The following tables set forth the composition of the Company’s securities portfolio by major category as of June 30, 2006.

	June 30, 2006
	Held-to-Maturity		Available-for-Sale		Total
	Amortized	Fair	Amortized	Fair	Amortized	Fair	% of
	Cost	Value	Cost	Value	Cost	Value	Portfolio
	(Dollars in thousands)
Obligations of states and political subdivisions	$4,103	$4,099	$95,774	$92,906	$99,877	$97,005	14.21%
Mortgage-backed securities	48,260	45,530	480,286	459,332	528,546	504,862	75.18
Equity securities	—	—	63,574	60,995	63,574	60,995	9.04
Other bonds	—	—	11,044	9,989	11,044	9,989	1.57

Total	$52,363	$49,629	$650,678	$623,222	$703,041	$672,851	100.00%

          Securities available-for-sale are carried at fair value, with related unrealized net gains or losses, net of deferred income taxes, recorded as an adjustment to equity capital. At June 30, 2006, unrealized losses, net of taxes, on securities available-for-sale, were $16.4 million compared to $7.6 million at December 31, 2005.
          Securities available-for-sale decreased to $623.2 million at June 30, 2006 from $687.9 million at December 31, 2005:
•	Cash flow from principal payments of $46.2 million received on mortgage-backed securities in the available-for-sale and held-to-maturity portfolios were used to fund loan growth during the first half of 2006.

•	U.S. government agency and government-sponsored entity mortgage-backed securities decreased 10.2%, or $52.0 million, from $511.3 million at December 31, 2005 to $459.3 million at June 30, 2006.

•	Equity securities decreased $1.9 million to $61.0 million at June 30, 2006 from December 31, 2005 as a result of the decrease in fair value. Equity securities included capital securities of U.S. government-sponsored entities.

•	Obligations of state and political subdivisions increased $14.6 million to $92.9 million at June 30, 2006 from December 31, 2005. The Company continued to build its tax-exempt municipal bond position in the securities portfolio.

•	Other bonds decreased $637,000 to $10.0 million at June 30, 2006 compared to $10.6 million at December 31, 2005. Other bonds include high grade corporate bonds primarily issued by financial institutions.
          Securities held-to-maturity decreased $7.1 million, or 11.9%, from $59.5 million at December 31, 2005 to $52.4 million at June 30, 2006 due to principal payments and maturities.
          There were no trading securities held at June 30, 2006 or December 31, 2005. When acquired, the Company holds trading securities and derivatives on a short-term basis based on market and liquidity conditions.
          The Company has implemented strategies to reduce its securities as a percentage of earning assets and provide funding for higher yielding loans. The proceeds of the principal paydowns from mortgage-backed securities of $46.2 million during the first half of 2006 were used to fund loan growth. This strategy will continue as long as yields on average loans are more than 175 basis points more than yields on average securities.

Other Assets
     The Company’s holdings in bank-owned life insurance (“BOLI”) increased by $7.0 million during the first six months of 2006, including an additional $6.0 million BOLI purchase in 2006. The BOLI is intended to produce revenue which will offset a portion of future Supplemental Executive Retirement Plan and other employee benefit plan liabilities.
Deposits and Borrowed Funds
     Total deposits of $1.6 billion at June 30, 2006 represented an increase of $60.7 million, or 4.0%, from December 31, 2005. Changes in the Company’s deposit mix are noted below.
•	Noninterest-bearing deposits were $165.8 million at June 30, 2006, $7.4 million more than the $158.4 million level at December 31, 2005. Noninterest-bearing deposits increased by $4.3 million when compared to March 31, 2006.

•	Over the same period, interest-bearing deposits grew $53.3 million to $1.4 billion at June 30, 2006 compared to December 31, 2005.

•	Core deposits, which include demand deposit, interest-bearing demand deposit, money market, and savings accounts, decreased $55.1 million to $566.0 million at June 30, 2006 from $621.0 million at December 31, 2005.

•	Certificates of deposit under $100,000 increased $5.1 million from December 31, 2005 to $757.1 million at June 30, 2006.

•	Certificates of deposit over $100,000 and public funds increased $110.7 million from December 31, 2005 to $261.0 million at June 30, 2006. The majority of the increase was a result of increased brokered certificates of deposit coupled with the migration of balances in core deposits to certificates of deposits as a result of the increase in rates. Interest rates on brokered certificates of deposit, in many instances, are less than advertised interest rates for retail certificates of deposit in the market.
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

     Borrowed funds at June 30, 2006 and December 31, 2005 are listed below:

	2006	2005
	(In thousands)
Federal funds purchased	$—	$68,000
Securities sold under agreements to repurchase	221,603	264,808
Federal Home Loan Bank advances	250,000	150,000
Junior subordinated debt owed to unconsolidated trusts	55,672	55,672

Total	$527,275	$538,480

     Federal Home Loan Bank advances were $250.0 million at June 30, 2006 and $150.0 million at December 31, 2005. During the second quarter of 2006, the Company assigned a $50.0 million advance with a rate of 3.47% and recognized a $625,000 gain on the extinguishment of debt. In addition, a $50.0 million advance with a rate of 3.44% was called by the FHLB. During the first half of 2006, the Company entered into new advances totaling $150.0 million that bear a weighted average fixed rate of 4.77% and a weighted average maturity of slightly over four and a half years with one-time call provisions after nine to twelve months. The Company also entered into a $50.0 million short-term advance with a rate of 5.25%.
     The Company also utilizes securities sold under repurchase agreements as a source of funds that do not increase the Company’s reserve requirement. The Company had $221.6 million in securities sold under repurchase agreements at June 30, 2006 compared to $264.8 million at December 31, 2005. These repurchase agreements are with primary dealers and have maturities of one week to fifteen months. The Company settled a $28.0 million repurchase agreement in the first quarter of 2006 for $27.4 million resulting in a $625,000 gain.
     The Company has a credit agreement with a correspondent bank, which provides the Company with a revolving line of credit with a maximum availability of $50.0 million. This revolving line of credit matures on March 23, 2007.
Capital Resources
     Stockholders’ equity decreased $3.0 million from December 31, 2005 to $213.1 million at June 30, 2006. Total capital to average risk-weighted assets decreased to 17.4% on June 30, 2006 from 18.1% on December 31, 2005.
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

     Midwest Bank and Trust Company was categorized as well capitalized as of June 30, 2006. Management is not aware of any conditions or events since the most recent regulatory notification that would change the Company’s or the Bank’s categories.
     Capital levels and minimum required levels:

	At June 30, 2006
			Minimum Required		Minimum Required
	Actual		for Capital Adequacy		to be Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Total capital to risk-weighted assets Company	$299,303	17.4%	$137,341	8.0%	n/a	n/a
Midwest Bank and Trust Company	218,997	12.8	136,556	8.0	$170,695	10.0%

Tier I capital to risk-weighted assets Company	278,429	16.2	68,671	4.0	n/a	n/a
Midwest Bank and Trust Company	198,123	11.6	68,278	4.0	102,417	6.0

Tier I capital to average assets Company	278,429	12.0	92,789	4.0	n/a	n/a
Midwest Bank and Trust Company	198,123	8.6	92,255	4.0	115,319	5.0

	At December 31, 2005
			Minimum Required		Minimum Required
	Actual		for Capital Adequacy		to be Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Total capital to risk-weighted assets Company	$292,168	18.1%	$129,381	8.0%	n/a	n/a
Midwest Bank and Trust Company	205,866	12.8	128,844	8.0	$161,055	10.0%

Tier I capital to risk-weighted assets Company	274,408	17.0	64,691	4.0	n/a	n/a
Midwest Bank and Trust Company	188,106	11.7	64,422	4.0	96,633	6.0

Tier I capital to average assets Company	274,408	12.2	90,083	4.0	n/a	n/a
Midwest Bank and Trust Company	188,106	8.4	89,635	4.0	112,044	5.0
Liquidity
     The Company manages its liquidity position with the objective of maintaining sufficient funds to respond to the needs of depositors and borrowers and to take advantage of earnings enhancement opportunities. At June 30, 2006, the Company had cash and cash equivalents of $114.0 million. In addition to the normal inflow of funds from core-deposit growth, together with repayments and maturities of loans and securities, the Company utilizes other short-term, intermediate-term and long-term funding sources such as securities sold under agreements to repurchase, overnight funds purchased from correspondent banks and the acceptance of short-term deposits from public entities.
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

ITEM 3 — QUANTITATIVE AND QUALITATIVE DISCLOSURES
ABOUT MARKET RISK
Interest Rate Sensitivity Analysis
     The Company performs a net interest income analysis as part of its asset/liability management practices. Net interest income analysis measures the change in net interest income in the event of hypothetical changes in interest rates. This analysis assesses the risk of change in net interest income in the event of sudden and sustained 1.0% and 2.0% increases and decreases in market interest rates. The tables below present the Company’s projected changes in net interest income for the various rate shock levels at June 30, 2006 and December 31, 2005, respectively.

	Change in Net Interest Income Over One Year Horizon
	June 30, 2006		December 31, 2005		Guideline
					Maximum
	Dollar	%	Dollar	%	%
	Change	Change	Change	Change	Change
	(Dollars in thousands)
+200 bp	$(719)	(1.08)%	$167	0.26%	(15.0)%
+100 bp	(228)	(0.34)	99	0.15	(15.0)
-100 bp	1,456	2.19	696	1.09	(15.0)
-200 bp	(148)	(0.22)	(3,481)	(5.44)	(15.0)
     As shown above, at June 30, 2006, the effect of an immediate 200 basis point increase in interest rates would decrease the Company’s net interest income by 1.08%, or $719,000. The effect of an immediate 200 basis point reduction in rates would decrease the Company’s net interest income by 0.22%, or $148,000.
     The change in the net interest income over the one year horizon from June 30, 2006 compared to December 31, 2005 can be attributed to decreases in core deposits and increase in short-term certificates of deposits and borrowings. Interest bearing assets and liabilities are shocked +/-100 and +/-200 basis points simultaneously, except interest-bearing core deposits, where they are modeled to increase 25 basis points in a +100 basis points shock and increase 50 basis points in a +200 basis point shock. Under a declining rate shock, they have a 25 basis points floor. Core deposits are priced off various internal indices set by management. Management will adjust the indices accordingly, depending on rate movements and market conditions. An analysis of core deposit pricing for the past five years indicates that, for a cumulative 100 basis points increase in rates, the cumulative core deposit rate increases did not exceed 25 basis points, except for the master money market rate which was then priced off the 91-day U.S. Treasury bill rate. The master money market was de-coupled from the 91-day U.S. Treasury bill rate in mid-2005 and is now priced off an internal index. The Company offers special promotions to attract deposits as needed.
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

ITEM 4 – CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
     As of the end of the period covered by this report, an evaluation was performed under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer of the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 240.13a-15(e)). Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2006 to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms.
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
•	The failure of assumptions underlying the establishment of allowances for loan losses and estimation of values of collateral and various financial assets and liabilities;

•	Volatility of rate sensitive deposits;

•	Operational risks, including data processing system failures or fraud;

•	Asset/liability matching risks and liquidity risks;

•	The ability to successfully acquire low cost deposits or funding;

•	The ability to successfully execute strategies to increase noninterest income;

•	The ability to successfully to grow non-commercial real estate loans;

•	The ability of the Company to successfully integrate the Royal American Corporation acquisition;

•	The ability of the Company to fully realize expected cost savings and revenues in connection with the Royal American Corporation acquisition, or the ability to realize them on a timely basis;

•	The risk of borrower, depositor, and other customer attrition after the Royal American Corporation acquisition is completed;

•	Changes in the economic environment, competition, or other factors that may influence the anticipated growth rate of loans and deposits, the quality of the loan portfolio and loan and deposit pricing, and the Company’s ability to successfully pursue acquisition and expansion strategies and integrate any acquired companies;

•	The impact from liabilities arising from legal or administrative proceedings on the financial condition of the Company;

•	Possible administrative or enforcement actions of banking regulators in connection with any material failure of the Bank to comply with banking laws, rules or regulations;

•	Possible administrative or enforcement actions of the Securities and Exchange Commission (the “SEC”) in connection with the SEC inquiry of the restatement of the Company’s September 30, 2002 financial statements;

•	Governmental monetary and fiscal policies, as well as legislative and regulatory changes, that may result in the imposition of costs and constraints on the Company through higher FDIC insurance premiums, significant fluctuations in market interest rates, increases in capital requirements, and operational limitations;

•	Changes in general economic or industry conditions, nationally or in the communities in which the Company conducts business;

•	Changes in accounting principles, policies, or guidelines affecting the businesses conducted by the Company;

•	Acts of war or terrorism; and

•	Other economic, competitive, governmental, regulatory, and technical factors affecting the Company’s operations, products, services, and prices.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
          None
Item 3. Defaults Upon Senior Securities
          None
Item 4. Submission of Matters to a Vote of Security Holders
          The annual meeting of stockholders of the Company was held on May 3, 2006. Four proposals were submitted to a vote of the stockholders as described in the Company’s proxy statement dated April 3, 2006. The following is a brief description of the matters voted upon, as well as the outcome of the vote:
          1. To elect ten members to serve on the Company’s Board of Directors for a term of one year:

Nominee	For	Withheld
E.V. Silveri	18,061,663	863,866
James J. Giancola	18,101,909	823,620
Angelo DiPaolo	17,573,072	1,352,457
Barry I. Forrester, CFA	18,306,971	618,558
Robert J. Genetski, PhD	18,020,401	905,128
Gerald F. Hartley, CPA	18,133,251	792,278
Homer J. Livingston, Jr.	18,169,547	755,982
Joseph Rizza	14,817,812	4,107,717
Kenneth Velo	18,264,419	661,110
Leon Wolin	17,884,032	1,041,497
          2. To amend the Company’s Stock and Incentive Plan:

Votes For:	11,346,498
Against:	3,934,153
Abstain:	173,742
Nonvotes:	3,471,136

          3. To amend the amended and restated certificate of incorporation of the Company:

Votes For:	17,717,681
Against:	1,176,099
Abstain:	31,749
          4. To ratify the appointment of PricewaterhouseCoopers LLP:

Votes For:	18,892,015
Against:	16,087
Abstain:	17,427
Item 5. Other Information
          None
Item 6. Exhibits
          The following exhibits are either filed as part of this report or are incorporated herein by reference:

2.1	Stock Purchase Agreement between Western Illinois Bancshares, Inc. and Midwest Banc Holdings, Inc. (incorporated by reference to Registrant’s Report on Form 8-K filed June 1, 2005, File No. 001-13735).

2.2	Amendment to Stock Purchase Agreement between Western Illinois Bancshares, Inc. and Midwest Banc Holdings, Inc. (incorporated by reference to Registrant’s Form 10-Q for the quarter ended June 30, 2005, File No. 001-13735).

2.3	Second Amendment to Stock Purchase Agreement between Western Illinois Bancshares, Inc. and Midwest Banc Holdings, Inc. (incorporated by reference to Registrant’s Report on Form 8-K filed August 29, 2005, File No. 001-13735).

2.4	Third Amendment to Stock Purchase Agreement between Western Illinois Bancshares, Inc. and Midwest Banc Holdings, Inc. (incorporated by reference to Registrant’s Report on Form 8-K filed October 5, 2005, File No. 001-13735).

2.5	Fourth Amendment to Stock Purchase Agreement between Western Illinois Bancshares, Inc. and Midwest Banc Holdings, Inc. (incorporated by reference to Registrant’s Report on Form 8-K filed November 3, 2005, File No. 001-13735).

2.6	Agreement and Plan of Merger, dated as of February 8, 2006, by and between Midwest Banc Holdings, Inc. and Royal American Corporation (incorporated by reference to Registrant’s Report on Form 8-K filed February 8, 2006, File No. 001-13735).

2.7	Form of Stockholder Voting Agreement, dated as of February 8, 2006, by and among Midwest Banc Holdings, Inc. and certain stockholders of Royal American Corporation (incorporated by reference to Registrant’s Report on Form 8-K filed February 8, 2006, File No. 001-13735).

3.1	Amended and Restated Certificate of Incorporation, as amended.

3.2	Amended and Restated By-laws, filed September 27, 2005 (incorporated by reference to Registrant’s Report on Form 8-K filed September 27, 2005, File No. 001-13735).

4.1	Specimen Common Stock Certificate (incorporated by reference to Registrant’s Registration Statement on Form S-1, Registration No. 333-42827).

4.2	Certain instruments defining the rights of the holders of long-term debt of the Company and certain of its subsidiaries, none of which authorize a total amount of indebtedness in excess of 10% of the total assets of the Company and its subsidiaries on a consolidated basis, have not been filed as Exhibits. The Company hereby agrees to furnish a copy of any of these agreements to the SEC upon request.

*10.1	Midwest Banc Holdings, Inc. Stock and Incentive Plan.

*10.4	Form of Transitional Employment Agreements (incorporated by reference to Registrant’s Registration Statement on Form S-1, Registration No. 333-42827).

10.5	Lease dated as of December 24, 1958, between Western National Bank of Cicero and Midwest Bank and Trust Company, as amended (incorporated by reference to Registrant’s Registration Statement on Form S-1, Registration No. 333-42827).

10.6	Britannica Centre Lease, dated as of May 1, 1994, between Chicago Title and Trust Company, as Trustee under Trust Agreement dated November 2, 1977 and known as Trust No. 1070932 and Midwest Bank and Trust Company (incorporated by reference to Registrant’s Registration Statement on Form S-1, Registration No. 333-42827).

10.7	Lease dated as of March 20, 1996 between Grove Lodge No. 824 Ancient Free and Accepted Masons and Midwest Bank of Hinsdale (incorporated by reference to Registrant’s Registration Statement on Form S-1, Registration No. 333-42827).

10.8	Office Lease, undated, between Grove Lodge No. 824 Ancient Free and Accepted Masons and Midwest Bank of Hinsdale (incorporated by reference to Registrant’s Registration Statement on Form S-1, Registration No. 333-42827).

*10.15	Form of Supplemental Executive Retirement Agreement (incorporated by reference to Registrant’s Form 10-Q for the quarter ended September 30, 2001, File No. 001-13735).

*10.16	Form of Transitional Employment Agreement (Executive Officer Group) (incorporated by reference to Registrant’s Form 10-Q for the quarter ended September 30, 2001, File No. 001-13735).

10.17	Form of Restricted Stock Award Agreement for Officers, Restricted Stock Grant Notice for Officers, Incentive and Nonqualified Stock Options Award Agreements, and Stock Option Grant Notice for Officers (incorporated by reference to Registrant’s Report on Form 8-K filed August 29, 2005, File No. 001-13735).

*10.18	Form of Supplemental Executive Retirement Agreement and First Amendment to the Form of Supplemental Executive Retirement Agreement (incorporated by reference to Registrant’s Report on Form 8-K filed October 28, 2005, File No. 001-13735).

10.19	Form of Restricted Stock Award Agreement for Non-employee Directors and Restricted Stock Grant Notice for Non-employee Directors (incorporated by reference to Registrant’s Report on Form 8-K filed October 28, 2005, File No. 001-13735).

10.21	Lease dated as of April 29, 1976, between Sanfilippo, Joseph C. and Grace Ann and Fairfield Savings and Loan Association, as amended (incorporated by reference to Registrant’s Form 10-K for the year ended December 31, 2003, File No. 001-13735).

10.22	Lease dated as of August 28, 2002 between Glen Oak Plaza and Midwest Bank and Trust Company (incorporated by reference to Registrant’s Form 10-K for the year ended December 31, 2003, File No. 001-13735).

10.24	Loan Agreement as of March 24, 2006, between the Company and M&I Marshall & Ilsley Bank (incorporated by reference to Registrant’s Report on Form 8-K filed March 24, 2006, File No. 001-13735).

10.25	Employment Agreement as of September 28, 2004 between the Company and the Chief Executive Officer (incorporated by reference to Registrant’s Form 10-Q for the quarter ended September 30, 2004, File No. 001-13735).

10.26	Retirement Agreement as of September 28, 2004 between the Company and retiring Chief Executive Officer (incorporated by reference to Registrant’s Form 10-Q for the quarter ended September 30, 2004, File No. 001-13735).

10.27	Midwest Banc Holdings, Inc. Severance Policy as of June 28, 2005 (incorporated by reference to Registrant’s Report on Form 8-K dated June 28, 2005, File No. 001-13735).

10.29	Midwest Banc Holdings, Inc. Directors Deferred Compensation Plan (incorporated by reference to Registrant’s Report on Form 8-K filed December 16, 2005, File No. 001-13735).

10.30	Amendment to Employment Agreement as of September 28, 2004 between the Company and the Chief Executive Officer (incorporated by reference to Registrant’s Report on Form 8-K filed March 24, 2006, File No. 001-13735).

*10.31	Amended and Restated Employment Agreement dated February 8, 2006 by and between Royal American Bank and Jay Fritz, assumed by the Company as of July 1, 2006 (incorporated by reference to Registrant’s Report on Form 8-K filed July 7, 2006, File No. 001-13735).

31.1	Rule 13a-14(a) Certification of Principal Executive Officer.

31.2	Rule 13a-14(a) Certification of Principal Financial Officer.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, from the Company’s Chief Executive Officer and Chief Financial Officer.

*	Indicates management contracts or compensatory plans or arrangements required to be filed as an exhibit.

SIGNATURES
          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Date: August 9, 2006

MIDWEST BANC HOLDINGS, INC.
(Registrant)

By:	/s/ James J. Giancola
James J. Giancola,
President and Chief Executive Officer

By:	/s/ Daniel R. Kadolph
Daniel R. Kadolph,
Executive Vice President and Chief Financial Officer

Exhibit Index

2.1	Stock Purchase Agreement between Western Illinois Bancshares, Inc. and Midwest Banc Holdings, Inc. (incorporated by reference to Registrant’s Report on Form 8-K filed June 1, 2005, File No. 001-13735).

2.2	Amendment to Stock Purchase Agreement between Western Illinois Bancshares, Inc. and Midwest Banc Holdings, Inc. (incorporated by reference to Registrant’s Form 10-Q for the quarter ended June 30, 2005, File No. 001-13735).

2.3	Second Amendment to Stock Purchase Agreement between Western Illinois Bancshares, Inc. and Midwest Banc Holdings, Inc. (incorporated by reference to Registrant’s Report on Form 8-K filed August 29, 2005, File No. 001-13735).

2.4	Third Amendment to Stock Purchase Agreement between Western Illinois Bancshares, Inc. and Midwest Banc Holdings, Inc. (incorporated by reference to Registrant’s Report on Form 8-K filed October 5, 2005, File No. 001-13735).

2.5	Fourth Amendment to Stock Purchase Agreement between Western Illinois Bancshares, Inc. and Midwest Banc Holdings, Inc. (incorporated by reference to Registrant’s Report on Form 8-K filed November 3, 2005, File No. 001-13735).

2.6	Agreement and Plan of Merger, dated as of February 8, 2006, by and between Midwest Banc Holdings, Inc. and Royal American Corporation (incorporated by reference to Registrant’s Report on Form 8-K filed February 8, 2006, File No. 001-13735).

2.7	Form of Stockholder Voting Agreement, dated as of February 8, 2006, by and among Midwest Banc Holdings, Inc. and certain stockholders of Royal American Corporation (incorporated by reference to Registrant’s Report on Form 8-K filed February 8, 2006, File No. 001-13735).

3.1	Amended and Restated Certificate of Incorporation, as amended.

3.2	Amended and Restated By-laws, filed September 27, 2005 (incorporated by reference to Registrant’s Report on Form 8-K filed September 27, 2005, File No. 001-13735).

4.1	Specimen Common Stock Certificate (incorporated by reference to Registrant’s Registration Statement on Form S-1, Registration No. 333-42827).

4.2	Certain instruments defining the rights of the holders of long-term debt of the Company and certain of its subsidiaries, none of which authorize a total amount of indebtedness in excess of 10% of the total assets of the Company and its subsidiaries on a consolidated basis, have not been filed as Exhibits. The Company hereby agrees to furnish a copy of any of these agreements to the SEC upon request.

*10.1	Midwest Banc Holdings, Inc. Stock and Incentive Plan.

*10.4	Form of Transitional Employment Agreements (incorporated by reference to Registrant’s Registration Statement on Form S-1, Registration No. 333-42827).

10.5	Lease dated as of December 24, 1958, between Western National Bank of Cicero and Midwest Bank and Trust Company, as amended (incorporated by reference to Registrant’s Registration Statement on Form S-1, Registration No. 333-42827).

10.6	Britannica Centre Lease, dated as of May 1, 1994, between Chicago Title and Trust Company, as Trustee under Trust Agreement dated November 2, 1977 and known as Trust No. 1070932 and Midwest Bank and Trust Company (incorporated by reference to Registrant’s Registration Statement on Form S-1, Registration No. 333-42827).

10.7	Lease dated as of March 20, 1996 between Grove Lodge No. 824 Ancient Free and Accepted Masons and Midwest Bank of Hinsdale (incorporated by reference to Registrant’s Registration Statement on Form S-1, Registration No. 333-42827).

10.8	Office Lease, undated, between Grove Lodge No. 824 Ancient Free and Accepted Masons and Midwest Bank of Hinsdale (incorporated by reference to Registrant’s Registration Statement on Form S-1, Registration No. 333-42827).

*10.15	Form of Supplemental Executive Retirement Agreement (incorporated by reference to Registrant’s Form 10-Q for the quarter ended September 30, 2001, File No. 001-13735).

*10.16	Form of Transitional Employment Agreement (Executive Officer Group) (incorporated by reference to Registrant’s Form 10-Q for the quarter ended September 30, 2001, File No. 001-13735).

10.17	Form of Restricted Stock Award Agreement for Officers, Restricted Stock Grant Notice for Officers, Incentive and Nonqualified Stock Options Award Agreements, and Stock Option Grant Notice for Officers (incorporated by reference to Registrant’s Report on Form 8-K filed August 29, 2005, File No. 001-13735).

*10.18	Form of Supplemental Executive Retirement Agreement and First Amendment to the Form of Supplemental Executive Retirement Agreement (incorporated by reference to Registrant’s Report on Form 8-K filed October 28, 2005, File No. 001-13735).

10.19	Form of Restricted Stock Award Agreement for Non-employee Directors and Restricted Stock Grant Notice for Non-employee Directors (incorporated by reference to Registrant’s Report on Form 8-K filed October 28, 2005, File No. 001-13735).

10.21	Lease dated as of April 29, 1976, between Sanfilippo, Joseph C. and Grace Ann and Fairfield Savings and Loan Association, as amended (incorporated by reference to Registrant’s Form 10-K for the year ended December 31, 2003, File No. 001-13735).

10.22	Lease dated as of August 28, 2002 between Glen Oak Plaza and Midwest Bank and Trust Company (incorporated by reference to Registrant’s Form 10-K for the year ended December 31, 2003, File No. 001-13735).

10.24	Loan Agreement as of March 24, 2006, between the Company and M&I Marshall & Ilsley Bank (incorporated by reference to Registrant’s Report on Form 8-K filed March 24, 2006, File No. 001-13735).

10.25	Employment Agreement as of September 28, 2004 between the Company and the Chief Executive Officer (incorporated by reference to Registrant’s Form 10-Q for the quarter ended September 30, 2004, File No. 001-13735).

10.26	Retirement Agreement as of September 28, 2004 between the Company and retiring Chief Executive Officer (incorporated by reference to Registrant’s Form 10-Q for the quarter ended September 30, 2004, File No. 001-13735).

10.27	Midwest Banc Holdings, Inc. Severance Policy as of June 28, 2005 (incorporated by reference to Registrant’s Form 8-K dated June 28, 2005, File No. 001-13735).

10.29	Midwest Banc Holdings, Inc. Directors Deferred Compensation Plan (incorporated by reference to Registrant’s Report on Form 8-K filed December 16, 2005, File No. 001-13735).

10.30	Amendment to Employment Agreement as of September 28, 2004 between the Company and the Chief Executive Officer (incorporated by reference to Registrant’s Report on Form 8-K filed March 24, 2006, File No. 001-13735).

*10.31	Amended and Restated Employment Agreement dated February 8, 2006 by and between Royal American Bank and Jay Fritz, assumed by the Company as of July 1, 2006 (incorporated by reference to Registrant’s Report on Form 8-K filed July 7, 2006, File No. 001-13735).

31.1	Rule 13a-14(a) Certification of Principal Executive Officer.

31.2	Rule 13a-14(a) Certification of Principal Financial Officer.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, from the Company’s Chief Executive Officer and Chief Financial Officer.

*	Indicates management contracts or compensatory plans or arrangements required to be filed as an exhibit.