Form 10-Q
period 2006-09-30
MIDWEST BANC HOLDINGS INC
filed 2006-11-09
CIK 1051379

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2006
Commission File Number: 001-13735
MIDWEST BANC HOLDINGS, INC.
(Exact name of Registrant as specified in its charter.)

Delaware	36-3252484
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

501 W. North Ave. Melrose Park, Illinois (Address of principal executive offices)	60160 (Zip code)

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
Large accelerated filer ☐      Accelerated filer ☑      Non-accelerated filer ☐
          Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
          Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 9, 2006

Common, par value $.01	24,725,227

MIDWEST BANC HOLDINGS, INC.
Form 10-Q

Page Number
PART I

Item 1. Financial Statements (Unaudited)	1

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	19

Item 3. Quantitative and Qualitative Disclosures About Market Risk	43

Item 4. Controls and Procedures	44

PART II

Item 1. Legal Proceedings	48

Item 1A. Risk Factors	48

Item 2. Unregistered Sale of Equity Securities and Use of Proceeds	48

Item 3. Defaults upon Senior Securities	48

Item 4. Submission of Matters to a Vote of Security Holders	48

Item 5. Other Information	48

Item 6. Exhibits	49

Form 10-Q Signature Page	52
Lease dated April 1, 1993
Lease dated April 19, 1993
Sublease dated January 20, 2006
Lease dated January 20, 2006
Lease dated October 28, 1996
Lease dated September 24, 1999
Lease dated July 14, 2006
Second Amendment to the Form of 2001 Supplemental Executive Retirement Agreement
Form of 2006 Supplemental Executive Retirement Agreement
First Amendment to the Form of 2005 Supplemental Executive Retirement Agreement
Lease dated November 9, 2005
Rule 13a-14(a) Certification of Principal Executive Officer
Rule 13a-14(a) Certification of Principal Financial Officer
Certification Pursuant to Section 1350 - CEO and CFO
 i

MIDWEST BANC HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS (Unaudited)
(In thousands)

	September 30,	December 31,
	2006	2005
ASSETS
Cash	$70,004	$58,329
Federal funds sold and other short-term investments	2,647	12,270

Total cash and cash equivalents	72,651	70,599
Securities available-for-sale	642,188	687,937
Securities held-to-maturity (fair value: $49,403 at September 30, 2006 and $58,332 at December 31, 2005)	50,688	59,451
Federal Reserve and Federal Home Loan Bank stock, at cost	20,977	14,661
Loans held for sale	3,321	1,912
Loans	1,909,026	1,349,996
Allowance for loan losses	(25,542)	(17,760)

Net loans	1,883,484	1,332,236
Cash surrender value of life insurance	64,526	44,433
Premises and equipment, net	20,993	22,247
Other real estate	2,864	11,154
Core deposit and other intangibles, net	11,677	1,788
Goodwill	78,567	891
Due from broker	15,109	—
Other assets	75,256	60,299

Total assets	$2,942,301	$2,307,608

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Deposits
Noninterest-bearing	$272,442	$158,406
Interest-bearing	1,754,394	1,364,978

Total deposits	2,026,836	1,523,384
Federal funds purchased	34,000	68,000
Securities sold under agreements to repurchase	229,676	264,808
Advances from the Federal Home Loan Bank	254,869	150,000
Junior subordinated debt owed to unconsolidated trusts	65,800	55,672
Due to broker	—	1,301
Other liabilities	41,643	28,317

Total liabilities	2,652,824	2,091,482

Commitments and contingencies (see note 12)

Stockholders’ Equity
Preferred stock, $0.01 par value, 1,000,000 shares authorized; none issued	—	—
Common stock, $0.01 par value, 64,000,000 shares authorized; 25,423,982 shares issued and 24,795,987 shares outstanding at September 30, 2006 and 22,139,089 shares issued and 21,813,778 shares outstanding at December 31, 2005	254	221
Additional paid-in capital	199,878	134,857
Retained earnings	98,132	92,121
Restricted stock	—	(3,013)
Accumulated other comprehensive loss	(6,561)	(7,606)
Treasury stock, at cost (627,995 shares at September 30, 2006 and 325,311 shares at December 31, 2005)	(2,226)	(454)

Total stockholders’ equity	289,477	216,126

Total liabilities and stockholders’ equity	$2,942,301	$2,307,608

See accompanying notes to unaudited consolidated financial statements.

MIDWEST BANC HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
(In thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Interest Income
Loans	$36,918	$20,825	$87,968	$56,964
Securities
Taxable	7,484	7,192	22,875	21,255
Exempt from federal income taxes	956	340	2,608	579
Trading securities	189	198	189	388
Dividend income from Federal Reserve and Federal Home Loan Bank stock	199	183	475	570
Federal funds sold and other short-term investments	157	142	437	387

Total interest income	45,903	28,880	114,552	80,143
Interest Expense
Deposits	16,963	8,521	40,023	24,597
Federal funds purchased	352	317	750	604
Securities sold under agreements to repurchase	2,857	1,404	7,736	3,997
Advances from the Federal Home Loan Bank	3,001	1,340	6,522	4,366
Junior subordinated debt owed to unconsolidated trusts	1,337	875	3,414	2,839
Note payable	—	—	—	9

Total interest expense	24,510	12,457	58,445	36,412

Net interest income	21,393	16,423	56,107	43,731
Provision for loan losses	1,550	813	6,550	2,440

Net interest income after provision for loan losses	19,843	15,610	49,557	41,291
Noninterest Income
Customer service fees	1,543	1,335	4,161	3,866
Net losses on securities transactions	—	—	(195)	(17,440)
Net trading profits	624	269	624	400
Gains on sales of loans	194	116	490	254
Insurance and brokerage commissions	478	414	1,476	1,180
Trust	357	80	520	224
Increase in cash surrender value of life insurance	676	399	1,700	1,287
Life insurance benefit	—	789	—	789
Gain on extinguishment of debt	—	—	1,250	—
Other	275	160	735	657

Total noninterest income	4,147	3,562	10,761	(8,783)
Noninterest Expenses
Salaries and employee benefits	9,318	6,889	24,418	20,246
Occupancy and equipment	1,885	1,576	4,988	4,591
Professional services	3,047	1,029	5,394	3,368
Loss on extinguishment of debt	—	—	—	13,125
Marketing	418	449	1,459	1,481
Other real estate owned	47	9	237	2,544
Other	2,479	1,325	5,624	4,308

Total noninterest expenses	17,194	11,277	42,120	49,663

Income (loss) before income taxes and discontinued operations	6,796	7,895	18,198	(17,155)
Provision (benefit) for income taxes	814	1,982	3,385	(8,896)

Income (loss) from continuing operations	5,982	5,913	14,813	(8,259)

Discontinued operations
Income from discontinued operations before income taxes	—	6,554	—	9,236
Provision for income taxes	—	925	—	1,703

Income from discontinued operations	—	5,629	—	7,533

Net Income (Loss)	$5,982	$11,542	$14,813	$(726)

Basic earnings per share from continuing operations	$0.24	$0.30	$0.65	$(0.44)

Basic earnings per share from discontinued operations	$—	$0.28	$—	$0.40

Basic earnings per share	$0.24	$0.58	$0.65	$(0.04)

Diluted earnings per share from continuing operations	$0.24	$0.29	$0.64	$(0.44)

Diluted earnings per share from discontinued operations	$—	$0.28	$—	$0.39

Diluted earnings per share	$0.24	$0.57	$0.64	$(0.04)

Cash dividends declared per common share	$0.13	$0.12	$0.38	$0.36

See accompanying notes to unaudited consolidated financial statements.

MIDWEST BANC HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (Unaudited)
For the Nine Months Ended September 30, 2006 and 2005
(In thousands, except share and per share data)

					Accumulated
		Additional			Other		Total
	Common	Paid in	Retained	Restricted	Comprehensive	Treasury	Stockholders’
	Stock	Capital	Earnings	Stock	Loss	Stock	Equity
Balance, January 1, 2005	$187	$65,781	$95,829	$(2,642)	$(16,457)	$(5,275)	$137,423

Cash dividends declared ($0.36 per share)	—	—	(7,015)	—	—	—	(7,015)

Issuance of 3,450,000 shares of common stock, pursuant to a secondary public offering	34	67,901	—	—	—	—	67,935
Issuance of common stock upon exercise of 376,102 stock options, inclusive of tax benefit	—	298	—	—	—	4,146	4,444
Issuance of 63,700 shares of restricted stock , net of forfeiture	—	569	—	(1,244)	—	675	—
Stock-based compensation	—	—	—	605	—	—	605
Comprehensive income
Net loss	—	—	(726)	—	—	—	(726)
Net increase in fair value of securities classified as available- for-sale, net of income taxes and reclassification adjustments	—	—	—	—	12,520	—	12,520

Total comprehensive income							11,794

Balance, September 30, 2005	$221	$134,549	$88,088	$(3,281)	$(3,937)	$(454)	$215,186

Balance, January 1, 2006	$221	$134,857	$92,121	$(3,013)	$(7,606)	$(454)	$216,126

Cash dividends declared ($0.38 per share)	—	—	(8,802)	—	—	—	(8,802)
Issuance of 2,865,933 of common shares upon acquisition	29	63,738	—	—	—	—	63,767
Issuance of common stock upon exercise of 150,644 stock options, net of tax benefit	2	2,558	—	—	—	—	2,560
Purchase of 70,368 of treasury shares	—	—	—	—	—	(1,652)	(1,652)
Reclassification of restricted stock in conjunction with the adoption of FAS 123 (R)	—	(3,013)	—	3,013	—	—	—
Issuance of 263,316 shares of restricted stock	2	(2)	—	—	—	—	—
Forfeiture of 7,400 shares of restricted stock	—	120	—	—	—	(120)	—
Stock-based compensation	—	1,620	—	—	—	—	1,620
Comprehensive income
Net income	—	—	14,813	—	—	—	14,813
Net increase in fair value of securities classified as available- for-sale, net of income taxes and reclassification adjustments	—	—	—	—	1,045	—	1,045

Total comprehensive income							15,858

Balance, September 30, 2006	$254	$199,878	$98,132	$—	$(6,561)	$(2,226)	$289,477

See accompanying notes to unaudited consolidated financial statements.

MIDWEST BANC HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
For the Nine Months Ended September 30, 2006 and 2005
(In thousands)

		Revised(1)
	2006	2005
Cash flows from continuing operating activities
Net income (loss)	$14,813	$(726)
Income from discontinued operations	—	(7,533)
Adjustments to reconcile net income to net cash provided by continuing operating activities
Depreciation	1,856	1,752
Provision for loan losses	6,550	2,440
Amortization of other intangibles	582	322
Proceeds from sales (purchases) of trading securities, net	(14,485)	400
Amortization of premiums and discounts on securities, net	624	1,640
Realized loss on sale of available-for-sale securities, net	195	17,440
Net gain on sales of trading securities, net	(624)	(400)
Net gain on sales of loans held for sale	(490)	(254)
Originations of loans held for sale	(41,068)	(18,172)
Proceeds from sales of loans held for sale	40,149	17,459
Increase in cash surrender value of life insurance	(1,700)	(1,287)
Life insurance benefit	—	(789)
Deferred income taxes	(1,109)	(8,886)
Gain on sale of other real estate, net	—	(65)
Amortization of deferred stock based compensation	1,620	605
Change in other assets	(8,478)	(13,635)
Change in other liabilities	8,385	3,546

Net cash provided by (used in) continuing operating activities	6,820	(6,143)
Cash flows from continuing investing activities
Sales of securities available-for-sale	26,114	451,864
Maturities of securities available-for-sale	16,500	123,218
Principal payments on securities	64,230	52,590
Purchases of securities available-for-sale	(43,309)	(848,511)
Purchases of securities held-to-maturity	—	(1,010)
Maturities of securities held-to-maturity	2,190	1,475
Loan originations and principal collections, net	(63,061)	(182,935)
Proceeds from sale/leaseback of branch property	4,403	—
Dispostion of subsidiary, net	—	35,621
Cash received, net of cash and cash equivalents in acquisition and stock issuance	(41,044)	—
Proceeds from sale of other real estate	8,555	647
Investment in life insurance	(5,926)	—
Return of life insurance premium and benefit	—	1,351
Additions to property and equipment	(3,521)	(620)

Net cash used in continuing investing activities	(34,869)	(366,310)
Cash flows from continuing financing activities
Net increase in deposits	37,095	31,579
Issuance of junior subordinated debt owed to unconsolidated trusts, net of debt issuance costs	—	20,619
Payments of junior subordinated debt owed to unconsolidated trusts	—	(20,619)
Proceeds from borrowings	200,000	152,000
Repayments on borrowings	(100,000)	(123,500)
Cash dividends paid	(8,165)	(6,528)
Change in federal funds purchased and securities sold under agreements to repurchase	(99,132)	89,698
Issuance of common stock	—	68,453
Repurchase of common stock	(1,652)	—
Proceeds from issuance of common or treasury stock under stock and incentive option plan	1,955	4,150

Net cash provided by continuing financing activities	30,101	215,852

Cash flows from discontinued operations
Net cash provided by operating activities of discontinued operations	—	4,641
Net cash used in investing activities of discontinued operations	—	(29,161)
Net cash provided by financing activities of discontinued operations	—	113

Net cash used in discontinued operations	—	(24,407)

See accompanying notes to unaudited consolidated financial statements.

MIDWEST BANC HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) – (Continued)

	2006	2005
Increase (decrease) in cash and cash equivalents	$2,052	$(181,008)
Cash and cash equivalents at beginning of period (2)	70,599	243,431

Cash and cash equivalents at end of period (3)	$72,651	$62,423

Supplemental disclosures
Cash paid during period for:
Interest	$55,942	$36,521
Income taxes	2,811	3,219
Dividends declared not paid	$3,273	$2,636

Acquisition
Noncash assets acquired:
Securities available-for-sale	$16,487	$—
Federal Reserve and Federal Home Loan Bank stock	1,427	—
Loans, net	494,540	—
Cash value of life insurance	12,467	—
Premises and equipment, net	1,295	—
Core deposit intangible, net	10,488	—
Goodwill	77,676	—
Other assets	5,455	—

Total noncash assets acquired	$619,835	$—

Liabilities assumed:
Deposits	$466,011	$—
Federal Funds Purchased	30,000	—
Advances from the Federal Home Loan Bank	4,854	—
Junior subordinated debt owed to unconsolidated trust	10,106	—
Other liabilities	4,053	—

Total liabilities assumed	515,024	$—

Net noncash assets acquired	$104,811	$—

Cash and cash equivalents acquired	$24,363	$—

(1)	The Unaudited Consolidated Statement of Cash Flows for the nine months ended September 30, 2005 has been revised to separately disclose the operating, investing, and financing portions of the cash flows attributable to discontinued operations. The previous statement filed in the Company’s September 30, 2005 Quarterly Report on Form 10-Q did not include discontinued operations.

	2006	2005
(2) Includes following balances from discontinued operations	$—	$24,407
(3) Includes following balances from discontinued operations	—	—
See accompanying notes to unaudited consolidated financial statements.

MIDWEST BANC HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1 – BASIS OF PRESENTATION
          The consolidated financial statements of Midwest Banc Holdings, Inc. (the “Company”), included herein are unaudited; however, such statements reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation for the interim periods. The Company sold Midwest Bank of Western Illinois, one of its wholly owned subsidiaries, on September 30, 2005. This divestiture is accounted for in the accompanying financial statements as discontinued operations. See Note 4 to the notes to the unaudited consolidated financial statements for more details. The financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.
          The annualized results of operations for the three and nine months ended September 30, 2006 are not necessarily indicative of the results expected for the full year ending December 31, 2006.
NOTE 2 – NEW ACCOUNTING PRONOUNCEMENTS
          In December 2004, the Financial Accounting Standards Board (“FASB”) published Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), “Share-Based Payment” (“FAS 123(R)”). FAS 123(R) requires that the compensation cost relating to share-based payment transactions, including grants of employee stock options, be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. FAS 123(R) permits entities to use any option-pricing model that meets the fair value objective in FAS 123(R). Modifications of share-based payments will be treated as replacement awards with the cost of the incremental value recorded in the financial statements. FAS 123(R) is effective at the beginning of the first quarter of 2006. The Company applied the modified prospective transition method of application. This statement did not have a material impact on the Company’s consolidated financial statements. See Note 10 to the notes to the unaudited consolidated financial statements for more details.
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
          In November 2005, the FASB issued FASB Staff Position (“FSP”) No. FAS 115-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments,” which provides guidance for the determination as to when an investment is considered impaired, whether that impairment is other than temporary, and the measurement of an impairment loss. This FSP is applicable for debt and equity securities within the scope of SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” This guidance requires the evaluation of investments that have a fair value less than cost and the determination of whether an impairment is other than temporary. This guidance also requires the disclosure of quantitative information as well as additional information the company used to reach its conclusion. FSP No. FAS 115-1 applies for reporting periods beginning after December 15, 2005. This FSP did not have a material impact on the Company’s consolidated financial statements.

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
          On March 17, 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets, an Amendment of FASB No. 140,” which amends SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities”, with respect to the accounting for separately recognized servicing assets and servicing liabilities. SFAS No. 156 is effective for fiscal years beginning after September 15, 2006, with earlier adoption permitted. The Company does not expect SFAS No. 156 to have a material impact on its results of operations or financial condition at the time of adoption.
          In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” which defines fair value, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements. SFAS No. 157 applies to other accounting pronouncements that require or permit fair value measurements when the FASB has previously concluded in those pronouncements that fair value is the relevant measurement attribute. Accordingly, SFAS No. 157 does not require any new fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years, with early adoption permitted. The Company has not yet determined the effect that the adoption of SFAS 157 will have on its results of operations or financial condition.
          On September 13, 2006, the SEC issued Staff Accounting Bulletin (SAB) No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements,” to provide guidance in the process of quantifying financial statement misstatements. SAB No. 108 requires registrants to quantify an error under both the rollover and iron curtain approaches. Consequently, a registrant’s financial statements would require adjustment when either approach results in quantifying a misstatement that is material, after considering all relevant quantitative and qualitative factors. SAB No. 108 is effective for financial statements issued for fiscal years after November 15, 2006, with early adoption encouraged. The management of the Company does not expect SAB 108 to have a material impact on its results of operations or financial condition at the time of adoption.
          In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106 and 132(R),” which reconsiders the guidance in SFAS No. 87, “Employers’ Accounting for Pensions,” No. 88, “Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits,” No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions,” and No. 132 (revised 2003), “Employers’ Disclosures about Pensions and Other Postretirement Benefits.” SFAS No. 158 requires the recognition of a net liability or asset to report the funded status of defined benefit pension and other postretirement benefit plans on the statement of financial position. SFAS No. 158 is effective for fiscal years ending after December 15, 2006 for public entities, and fiscal years ending after June 15, 2007 for nonpublic entities, with early adoption permitted. The Company plans to adopt SFAS No. 158 as of December 31, 2006. The Company does not expect SFAS 158 to have a material impact on its results of operations or financial condition.

MIDWEST BANC HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
NOTE 3 – BUSINESS COMBINATION
          On February 8, 2006, the Company, as part of its expansion strategy, entered into an agreement to acquire Royal American Corporation (“Royal American”), a bank holding company with total assets of $561.2 million, in a cash and stock merger transaction. This transaction closed on June 30, 2006 with an effective date of July 1, 2006. The Company’s stock comprised approximately 50% of the purchase price, at an exchange ratio of 3.58429 shares of Company common stock for each Royal American common share, and the remainder was paid in cash at the rate of $80 for each share of Royal American common shares. The Company issued 2.9 million common shares and paid $64.6 million in cash for a total purchase price of $129.2 million. The Company acquired 100% of Royal American’s voting shares outstanding.
          The acquisition of Royal American constitutes a business combination under SFAS No. 141, “Business Combinations,” and was accounted for using the purchase method. Accordingly, the purchase price was allocated to the respective assets acquired and liabilities assumed, based on their estimated fair values on the date of acquisition. The excess of purchase price over the fair value of net assets acquired was recorded as goodwill. The purchase price allocation has not been finalized and is subject to revision in future periods. The results of operations of Royal American have been included in the Company’s results of operations since July 1, 2006, the date of acquisition.
          The following is the unaudited pro forma consolidated results of operations of the Company for the three and nine months ended September 30, 2006 and 2005 as though Royal American had been acquired as of January 1, 2005.

	(In thousands, except per share data)
	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2006	2005	2006	2005
Net interest income	$21,393	$20,368	$65,384	$54,832
Income (loss) from continuing operations	5,982	6,570	10,457	(6,498)
Net income	5,982	12,199	10,457	(1,035)
Basic earnings per share from continuing operations	0.24	0.29	0.43	(0.30)
Basic earnings per share	0.24	0.53	0.43	0.05
Diluted earnings per share from continuing operations	0.24	0.28	0.42	(0.30)
Diluted earnings per share	0.24	0.53	0.42	0.05
Included in the pro forma results of operations for the three and nine months ended September 30, 2006 were one-time merger costs net of tax of $961,000 and $6.8 million, respectively.

MIDWEST BANC HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
NOTE 4 – DISCONTINUED OPERATIONS
          The Company sold Midwest Bank of Western Illinois (“MBWI”), formerly one of its wholly owned subsidiaries, on September 30, 2005 for $32.0 million cash. In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the results of operations of MBWI are shown in the Company’s consolidated statements of income for the three and nine months ended September 30, 2005 as “discontinued operations.”
          The results of discontinued operations for the three and nine months ended September 30, 2005 were as follows (in thousands):

	Three Months	Nine Months
	Ended	Ended
	September 30,	September 30,
	2005	2005
Interest income	$3,640	$10,386
Interest expense	1,642	4,427

Net interest income	1,998	5,959

Provision for loan losses	100	(183)

Net interest income after provision for loan losses	1,898	6,142

Noninterest income	(2,624)	(1,301)
Noninterest expense	1,461	4,345

Income before income taxes	(2,187)	496
Provision for income taxes	(935)	(156)

Operating income from discontinued operations	(1,252)	652

Gain on sale of discontinued operations	6,881	6,881

Income from discontinued operations	$5,629	$7,533

MIDWEST BANC HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
NOTE 5 – SECURITIES
          The following tables set forth the composition of the Company’s securities portfolio by major category as of September 30, 2006 and December 31, 2005.

	September 30, 2006
	Held-to-Maturity		Available-for-Sale		Total
	Amortized	Fair	Amortized	Fair	Amortized	Fair	% of
	Cost	Value	Cost	Value	Cost	Value	Portfolio
	(Dollars in thousands)
U.S. Treasury and obligations of U.S. government-sponsored entities	$—	$—	$1,971	$1,972	$1,971	$1,972	0.28%
Obligations of states and political subdivisions	3,934	3,959	97,185	98,026	101,119	101,985	14.36
Mortgage-backed securities	46,754	45,444	463,846	452,194	510,600	497,638	72.52
Equity securities	—	—	79,326	79,562	79,326	79,562	11.27
Other bonds	—	—	11,039	10,434	11,039	10,434	1.57

Total	$50,688	$49,403	$653,367	$642,188	$704,055	$691,591	100.00%

	December 31, 2005
	Held-to-Maturity		Available-for-Sale		Total
	Amortized	Fair	Amortized	Fair	Amortized	Fair	% of
	Cost	Value	Cost	Value	Cost	Value	Portfolio
	(Dollars in thousands)
U.S. Treasury and obligations of U.S. government-sponsored entities	$—	$—	$24,866	$24,719	$24,866	$24,719	3.27%
Obligations of states and political subdivisions	6,138	6,182	79,463	78,350	85,601	84,532	11.26
Mortgage-backed securities	53,313	52,150	521,896	511,312	575,209	563,462	75.66
Equity securities	—	—	63,574	62,930	63,574	62,930	8.36
Other bonds	—	—	11,054	10,626	11,054	10,626	1.45

Total	$59,451	$58,332	$700,853	$687,937	$760,304	$746,269	100.00%

MIDWEST BANC HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
          The following is a summary of the fair value of securities held-to-maturity and available-for-sale with unrealized losses and an aging of those unrealized losses as of September 30, 2006:

	September 30, 2006
	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(In thousands)
Securities available-for-sale:
Obligations of states and political subdivisions	$1,003	$(2)	$12,520	$(89)	$13,523	$(91)
Mortgage-backed securities:
U.S. government agencies (1)	—	—	602	(10)	602	(10)
U.S. government-sponsored entities (2)	32	—	450,771	(11,661)	450,803	(11,661)
Equity securities (3)	53,352	(222)	—	—	53,352	(222)
Corporate and other debt securities	—	—	10,434	(605)	10,434	(605)

Total available-for-sale	54,387	(224)	474,327	(12,365)	528,714	(12,589)

Securities held-to-maturity:
Mortgage-backed securities:
U.S. government agencies (1)	953	(12)	9,265	(165)	10,218	(177)
U.S. government-sponsored entities (2)	964	(10)	34,262	(1,123)	35,226	(1,133)

Total held-to-maturity	1,917	(22)	43,527	(1,288)	45,444	(1,310)

Total temporarily impaired securities	$56,304	$(246)	$517,854	$(13,653)	$574,158	$(13,899)

(1)	Includes obligations of the Government National Mortgage Association (GNMA).

(2)	Includes obligations of the Federal Home Loan Mortgage Corporation (FHLMC) and Federal National Mortgage Association (FNMA).

(3)	Includes issues from government-sponsored entities (FNMA and FHLMC).
     Management does not believe any individual unrealized loss as of September 30, 2006, identified in the preceding table, represents other-than-temporary impairment. These unrealized losses are primarily attributable to changes in interest rates. The Company has both the intent and ability to hold each of the securities shown in the table for the time necessary to recover its amortized cost. The unrealized loss on available-for-sale securities is included, net of tax, in other comprehensive income.
•	The unrealized loss for U.S. government-sponsored entities mortgage-backed securities relate primarily to debt securities issued by FNMA and FHLMC; each security has a stated maturity date. FNMA is rated Aa3, AA- and A+ by Moody’s, S&P and Fitch, respectively. FHLMC is rated Aa3 and AA- by Moody’s and Fitch, respectively. The mortgage-backed securities are notes with a weighted average maturity of approximately 23 years and a weighted average interest rate of 4.96%.

•	The unrealized losses on corporate and other debt securities relate to securities which were rated A- or better by either Moody’s or S&P. These debt securities have a weighted average maturity of approximately 7 years and a weighted average interest rate of 4.73%.

MIDWEST BANC HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
NOTE 6 – LOANS
     The following table sets forth the composition of the Company’s loan portfolio as of the indicated dates.

	September 30,		December 31,
	2006		2005
		% of		% of
		Gross		Gross
	Amount	Loans	Amount	Loans
		(Dollars in thousands)
Commercial	$354,900	18.6%	$201,284	14.9%
Construction	420,627	22.0	358,785	26.6
Commercial real estate	762,125	39.9	496,819	36.8
Consumer
Home equity	147,573	7.7	115,429	8.5
Other consumer	9,520	0.5	4,273	0.3

Total consumer	157,093	8.2	119,702	8.8
Residential mortgage	214,967	11.3	174,184	12.9

Total loans, gross	1,909,712	100.0%	1,350,774	100.0%
Net deferred fees	(686)		(778)

Total loans, net	$1,909,026		$1,349,996

Loans held for sale	$3,321		$1,912
NOTE 7 – ALLOWANCE FOR LOAN LOSSES
          Following is a summary of changes in the allowance for loan losses for the nine months ended September 30:

	2006	2005
	(In thousands)
Balance, January 1	$17,760	$16,217
Addition resulting from acquisition	3,244	—
Provision charged to operations	6,550	2,440
Loans charged off	(2,601)	(1,013)
Recoveries	589	349

Balance, September 30	$25,542	$17,993

MIDWEST BANC HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
NOTE 8 – GOODWILL AND INTANGIBLES
          The following table presents the carrying amount and accumulated amortization of intangible assets (in thousands):

	September 30, 2006			December 31, 2005
	Gross Carrying	Accumulated	Net Carrying	Gross Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount
Amortized intangible assets:
Core deposit and other intangibles	$13,618	$(1,941)	$11,677	$3,130	$(1,342)	$1,788
          Core deposit and other intangibles increased by $10.5 million as of July 1, 2006 due to the Royal American acquisition. The amortization of intangible assets was $403,000 and $599,000 for the three and nine months ended September 30, 2006, respectively. At September 30, 2006, the expected amortization of intangible assets is $1.0 million for the year ending December 31, 2006, $1.6 million for the years ending December 31, 2007 and 2008, and $1.5 million for the years ending December 31, 2009 and 2010.
          The following table presents the changes in the carrying amount of goodwill and other intangibles during the nine months ended September 30, 2006 (in thousands):

		Core Deposit
		and Other
	Goodwill	Intangibles
Balance, January 1	$891	$1,788
Addition resulting from acquisition	77,676	10,488
Amortization	—	(599)

Balance, September 30	$78,567	$11,677

MIDWEST BANC HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
NOTE 9 – EARNINGS PER SHARE

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands, except per share data)	2006	2005	2006	2005
Basic
Income (loss) from continuing operations	$5,982	$5,913	$14,813	$(8,259)
Income from discontinued operations	—	5,629	—	7,533

Net income (loss)	$5,982	$11,542	$14,813	$(726)

Weighted average common shares outstanding	24,811	20,060	22,886	18,824

Basic earnings per share from continuing operations	$0.24	$0.30	$0.65	$(0.44)

Basic earnings per share from discontinued operations	$—	$0.28	$—	$0.40

Basic earnings per share	$0.24	$0.58	$0.65	$(0.04)

Diluted
Income (loss) from continuing operations	$5,982	$5,913	$14,813	$(8,259)
Income from discontinued operations	—	5,629	—	7,533

Net income (loss)	$5,982	$11,542	$14,813	$(726)

Weighted average common shares outstanding	24,811	20,060	22,886	18,824
Dilutive effect of stock options (1)	196	259	199	—
Dilutive effect of restricted stock (1)	169	35	194	—

Diluted average common shares	25,176	20,354	23,279	18,824

Diluted average common shares – continuing operations	25,176	20,354	23,279	18,824

Diluted average common shares – discontinued operations	25,176	20,354	23,279	19,104

Diluted earnings per share from continuing operations	$0.24	$0.29	$0.64	$(0.44)

Diluted earnings per share from discontinued operations	$—	$0.28	$—	$0.39

Diluted earnings per share	$0.24	$0.57	$0.64	$(0.04)

(1)	No dilutive shares from stock options or restricted stock were included in the computation of earnings per share if there was a resulting loss from continuing operations or net loss.
          Options to purchase 113,125 shares at $22.03 were not included in the computation of diluted earnings per share for the three and nine months ended September 30, 2005 because the exercise price for the options was greater than the average market price of the common stock, thus making the options antidilutive.

MIDWEST BANC HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
NOTE 10 – STOCK COMPENSATION AND RESTRICTED STOCK AWARDS
          Under the Company’s Stock and Incentive Plan (the “Plan”), officers, directors, and key employees may be granted incentive stock options to purchase the Company’s common stock at no less than 100% of the market price on the date the option is granted. Options can be granted to become exercisable immediately or in installments of 25% a year on each of the first through the fourth anniversaries of the grant date or may be issued subject to performance targets. In all cases, the options have a maximum term of ten years. The Plan also permits the issuance of nonqualified stock options, stock appreciation rights, restricted stock, and restricted stock units. The Plan authorizes a total of 3,900,000 shares for issuance. There are 2,130,638 shares remaining for issuance under the Plan at September 30, 2006. It is the Company’s policy to issue new shares of its common stock in conjunction with the exercise of stock options or grants of restricted stock. The Company has issued treasury shares in the past in conjunction with the exercise of stock options or grants of restricted stock.
          During the first nine months of 2006, 150,644 employee stock options were exercised, of which 135,710 were exercised by individuals who are no longer with the Company. As a result of the exercises of employee stock options, the Company received $2.0 million in cash and realized a tax benefit of $605,000. Total employee stock options outstanding at September 30, 2006 were 523,423 with exercise prices ranging between $8.50 and $22.03 and expiration dates between 2007 and 2015. All options granted had an exercise price equal to or greater than the market price of the underlying common stock at date of grant. No stock options were granted in the first nine months of 2006.
          Information about option grants follows:

		Weighted Average	Weighted Average
	Number of	Exercise Price	Grant-Date Fair Value
	Options	Per Share	Per Share
Outstanding at January 1, 2006	687,942	$13.83	$4.57
Granted	—	—	—
Exercised	(150,644)	12.98	4.23
Forfeited	(13,875)	18.24	6.60

Outstanding at September 30, 2006	523,423	13.97	4.48

          Options outstanding were as follows:

	Outstanding			Exercisable
		Weighted Average
		Remaining			Weighted Average
Range of Exercise Price	Number	Contractual Life		Number	Exercise Price
$8.50-10.59	208,548	3.78	years	208,548	$9.63
$10.75-14.90	156,000	3.87		156,000	13.35
$18.34-22.03	158,875	7.53		115,500	20.73

Outstanding at September 30, 2006	523,423	4.51		480,048	13.51

MIDWEST BANC HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
          The Company adopted SFAS No. 123(R), “Share-Based Payment,” in the first quarter of 2006 using the modified prospective method. Employee compensation expense for stock options previously granted was recorded in the consolidated income statement based on the grant’s vesting schedule. Forfeitures of stock option grants are estimated for those stock options where the requisite service is not expected to be rendered. The grant-date fair value for each grant was calculated using the Black-Scholes option pricing model, using the following weighted-average assumptions as of grant date.

	2005	2003
Fair value	$5.50	$7.31
Risk-free interest rate	4.05%	3.40%
Expected option life	5 years	7.6 years
Expected stock price volatility	22.06%	28.53%
The previous table reflects the two grants included in employee compensation expense. For the three and nine months ended September 30, 2006, employee compensation expense related to stock options was $60,000 and $204,000, respectively. The total compensation cost related to nonvested stock options not yet recognized was $135,000 at September 30, 2006 and the weighted average period over which this cost is expected to be recognized is 15 months.
          No stock-based compensation cost is reflected in net income of prior periods. The following table illustrates the effect on net income and earnings per share if expense was measured using the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation” for the three and nine months ended September 30, 2005.

	Three Months	Nine Months
	Ended	Ended
	September 30,	September 30,
(In thousands, except per share data)	2005	2005
Net income (loss) as reported	$11,542	$(726)
Deduct: stock-based compensation expense determined under fair value based method	94	282

Pro forma net income (loss)	$11,448	$(1,008)

Basic earnings per share as reported	$0.58	$(0.04)
Pro forma basic earnings per share	0.57	(0.05)

Diluted earnings per share as reported	$0.57	$(0.04)
Pro forma diluted earnings per share	0.56	(0.05)
          The pro forma compensation costs presented in this and prior filings for the Company have been calculated using a Black-Scholes option pricing model.

MIDWEST BANC HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
          Under the Plan, officers, directors, and key employees may also be granted restricted shares of the Company’s common stock. Holders of restricted shares are entitled to receive cash dividends paid to the Company’s common stockholders and have the right to vote the restricted shares prior to vesting. The existing restricted share grants vest over a time period not exceeding five years and/or are subject to performance targets, which if achieved permit vesting after three years. Compensation expense for the restricted shares equals the market price of the related stock at the date of grant and is amortized on a straight-line basis over the vesting period assuming certain performance targets are met when applicable. All restricted shares had a grant-date fair value equal to or greater than the market price of the underlying common stock at date of grant.
          Information about restricted share grants follows:

	Number of	Weighted Average
	Restricted	Grant-Date Fair Value
	Shares	Per Share
Outstanding at January 1, 2006	178,700	$18.97
Granted	263,316	22.25
Vested	(36,000)	18.97
Forfeited	(7,400)	19.43

Outstanding at September 30, 2006	398,616	21.13

          For the three and nine months ended September 30, 2006, the Company recognized $747,000 and $1.4 million, respectively, in compensation expense related to the restricted stock grants compared to $269,000 and $605,000 for the three and nine months ended September 30, 2005, respectively. The total compensation cost related to nonvested restricted shares not yet recognized was $7.0 million at September 30, 2006 and the weighted average period over which this cost is expected to be recognized is 28 months.
NOTE 11 – DERIVATIVE INSTRUMENTS
          As of September 30, 2006, the Company does not have any outstanding derivatives. In January 2005, the Company terminated U.S. Treasury 10-year note futures contracts with a notional value of $290.0 million at a gain of $336,000. The Company also terminated spread lock swap agreements with a notional value of $247.0 million in January 2005 at a loss of $425,000. The respective gain and loss on the futures contracts and spread lock swap agreements, all of which were stand-alone derivatives, were reflected in net trading profits.

MIDWEST BANC HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
NOTE 12 – OFF-BALANCE-SHEET RISK
          The Company is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet financing needs of customers. Since many commitments to extend credit expire without being used, the amounts below do not necessarily represent future cash commitments. These financial instruments include lines of credit, letters of credit, and commitments to extend credit. These are summarized as follows as of September 30, 2006:

	Amount of Commitment Expiration Per Period
	Within			After
	1 Year	1-3 Years	4-5 Years	5 Years	Total
	(In thousands)
Lines of Credit:
Commercial real estate	$178,470	$47,000	$3,195	$1,196	$229,861
Consumer real estate	32,642	13,577	29,392	39,275	114,886
Consumer	—	—	—	3,213	3,213
Commercial	169,204	16,270	1,864	3,430	190,768
Letters of credit	38,904	12,837	12,212	375	64,328
Commitments to extend credit	132,603	—	—	—	132,603

Total commercial commitments	$551,823	$89,684	$46,663	$47,489	$735,659

          At September 30, 2006, commitments to extend credit included $7.2 million of fixed rate loan commitments. These commitments are due to expire within 30 to 90 days of issuance and have rates ranging from 5.95% to 8.75%. Substantially all of the unused lines of credit are at adjustable rates of interest.
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
          On March 17, 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets, an Amendment of FASB No. 140,” which amends SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities”, with respect to the accounting for separately recognized servicing assets and servicing liabilities. SFAS No. 156 is effective for fiscal years beginning after September 15, 2006, with earlier adoption permitted. The Company does not expect SFAS No. 156 to have a material impact on its results of operations or financial condition at the time of adoption.
          In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” which defines fair value, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements. SFAS No. 157 applies to other accounting pronouncements that require or permit fair value measurements when the FASB has previously concluded in those pronouncements that fair value is the relevant measurement attribute. Accordingly, SFAS No. 157 does not require any new fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years, with early adoption permitted. The Company has not yet determined the effect that the adoption of SFAS 157 will have on its results of operations or financial condition.
          On September 13, 2006, the SEC issued Staff Accounting Bulletin (SAB) No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements,” to provide guidance in the process of quantifying financial statement misstatements. SAB No. 108 requires registrants to quantify an error under both the rollover and iron curtain approaches. Consequently, a registrant’s financial statements would require adjustment when either approach results in quantifying a misstatement that is material, after considering all relevant quantitative and qualitative factors. SAB No. 108 is effective for financial statements issued for fiscal years after November 15, 2006, with early adoption encouraged. The management of the Company does not expect SAB 108 to have a material impact on its results of operations or financial condition at the time of adoption.
          In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106 and 132(R),” which reconsiders the guidance in SFAS No. 87, “Employers’ Accounting for Pensions,” No. 88, “Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits,” No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions,” and No. 132 (revised 2003), “Employers’ Disclosures about Pensions and Other Postretirement Benefits.” SFAS No. 158 requires the recognition of a net liability or asset to report the funded status of defined benefit pension and other postretirement benefit plans on the statement of financial position. SFAS No. 158 is effective for fiscal years ending after December 15, 2006 for public entities, and fiscal years ending after June 15, 2007 for nonpublic entities, with early adoption permitted. The Company plans to adopt SFAS No. 158 as of December 31, 2006. The Company does not expect SFAS 158 to have a material impact on its results of operations or financial condition.
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
          Expand footprint in Chicago market. The Company plans to expand in the Chicago market through acquisitions and selective branch opportunities, in addition to internal growth. The Company opened a branch in Franklin Park, Illinois in June 2006. Management, however, believes the Chicago market to be somewhat saturated with branches creating less opportunities to open new branches. Therefore, acquiring existing branches at a reasonable cost is generally believed to be a preferable means of expansion. As part of this strategy, the Company consummated the acquisition of Royal American Corporation as of July 1, 2006, as discussed further in Note 3 of the notes to the unaudited consolidated financial statements. The merger expanded the Company’s number of branches from 18 to 24. The new branches are located in the following suburbs of Chicago: Bensenville, Buffalo Grove, Bloomingdale, Inverness, Naperville, and Elgin.
          The acquisition of Royal American fits the Company’s strategic plans by:
•	Expanding the community banking market penetration;

•	Retaining key executives: Jay Fritz, Kelly O’Keeffe, and Brogan Ptacin;

•	Expanding the size of the loan portfolio and diversifying its risk profile by increasing the percentage of commercial and industrial loans and owner occupied commercial real estate loans, while decreasing the percentage of construction loans;

•	Expanding the deposit base by adding a higher percentage of noninterest-bearing and interest-bearing demand deposit, money market, and savings accounts; and

•	Attaining $200.0 million in managed trust assets.
          Expand noninterest income. The Company is focusing on opportunities to increase its fees as a percentage of revenue, emphasizing corporate cash management, insurance and investment services, trust services, and secondary-market mortgage lending.
          Management believes its growth strategies to be fundamentally sound and based on reasonable opportunities available in the Chicago market. The Company has established internal benchmarks for each growth initiative and has taken a number of steps to align compensation with achievement of these benchmarks.
Results of Operations – Three and Nine Months Ended
September 30, 2006 and 2005
          Set forth below are some highlights of the third quarter 2006 results compared to the third quarter of 2005 and second quarter of 2006. In accordance with SFAS No. 144, the results of operations for MBWI for the three months ended September 30, 2005 are reflected in the Company’s statement of income as “discontinued operations” and are not reflected below.
•	Basic earnings per share from continuing operations for the three months ended September 30, 2006 were $0.24 compared to $0.30 for the comparable period in 2005 and $0.13 for the second quarter of 2006.

•	Diluted earnings per share from continuing operations for the three months ended September 30, 2006 were $0.24 compared to $0.29 for the comparable period in 2005 and $0.13 for the second quarter of 2006.

•	Excluding one-time merger costs, core basic and diluted earnings per share were $0.28 for the three months ended September 30, 2006.

•	Core income from continuing operations, core diluted earnings per share from continuing operations, core annualized return on average assets, and core annualized return on average equity are non-GAAP terms defined under Supplemental Information. Management believes core income from continuing operations and core diluted earnings per share from continuing operations are meaningful presentations of the Company’s operating results.

•	Income from continuing operations for the third quarter of 2006 was $6.0 million, a 1.2% increase when compared to $5.9 million for the third quarter of 2005, and a 107.0% increase when compared to the second quarter of 2006. Core income from continuing operations was $6.9 million for the third quarter of 2006.

•	Net interest income increased 30.3% to $21.4 million in the third quarter of 2006 compared to $16.4 million in the third quarter of 2005 as a result of the Royal American acquisition as well as loan growth and increased loan rates. The net interest margin was 3.40% for the three months ended September 30, 2006 compared to 3.53% for the similar period of 2005 and 3.46% for the three months ended June 30, 2006.

•	Interest income on loans increased 77.3% to $36.9 million in the third quarter of 2006 compared to $20.8 million for the comparable period in 2005; $9.8 million, or 30.1%, was attributable to the Royal American acquisition. Interest income on loans increased 38.5% when compared to the second quarter of 2006.

•	The annualized return on average assets from continuing operations for the three months ended September 30, 2006 was 0.80% compared to 0.98% for the similar period in 2005 and 0.50% for the second quarter of 2006. Core annualized return on average assets from continuing operations for the third quarter of 2006 was 0.93%.

•	The annualized return on average equity from continuing operations for the three months ended September 30, 2006 was 8.43% compared to 13.49% for the similar period in 2005 and 5.31% for the second quarter of 2006. Core annualized return on average equity from continuing operations was 9.79%.

•	The provision for loan losses was $1.6 million in the third quarter of 2006 compared to $813,000 for the comparable period in 2005 and $5.0 in the second quarter of 2006.

•	Noninterest income increased 16.4% to $4.1 million in the third quarter of 2006 compared to $3.6 million in the third quarter of 2005 and increased by 15.2% when compared to $3.6 million in the second quarter of 2006. Of this increase in the third quarter of 2006, $737,000 was attributable to the Royal American acquisition.

•	Noninterest expenses increased 52.5% to $17.2 million in the third quarter of 2006 compared to $11.3 million in the third quarter of 2005. Noninterest expenses increased 31.9% when compared to the second quarter of 2006. Since September 30, 2005, there have been 110 new full-time equivalent employees added to revenue production, support, and risk management; 50 of these new employees were from Royal American. One-time merger costs of $1.6 million were reflected in the third quarter of 2006.

          Set forth below are some highlights of the nine months ended September 30, 2006 results compared to the results for the nine months ended September 30, 2005. In accordance with SFAS No. 144, the results of operations for MBWI for the nine months ended September 30, 2005 are reflected in the Company’s statement of income as “discontinued operations” and are not reflected below.
•	Basic earnings per share from continuing operations for the nine months ended September 30, 2006 were $0.65 compared to a loss of $0.44 for the same period in 2005.

•	Diluted earnings per share from continuing operations for the nine months ended September 30, 2006 were $0.64 compared to a loss of $0.44 for the same period in 2005.

•	Income from continuing operations for the first nine months of 2006 was $14.8 million, a 279.4% increase when compared to the $8.3 million loss for the first nine months of 2005. Core income from continuing operations for the nine months ended September 30, 2006 was $15.8 million or $0.68 per diluted share compared to $10.7 million or $0.57 per diluted share for the similar period in 2005.

•	Net interest income increased by 28.3% to $56.1 million in the first nine months of 2006 compared to $43.7 million in the first nine months of 2005.

•	Interest income on loans increased 54.4% to $88.0 million in the first nine months of 2006 compared to $57.0 million for the same period in 2005 as a result of the Royal American acquisition as well as increases in rates and balances; $9.8 million was attributable to the acquisition. The Company has also increased its holdings in tax-exempt municipal bonds.

•	The annualized return on average assets from continuing operations for the nine months ended September 30, 2006 was 0.78% compared to a negative 0.48% for the same period in 2005; core annualized return on average assets from continuing operations was 0.83% and 0.62% for the nine months ended September 30, 2006 and 2005, respectivley.

•	The annualized return on average equity from continuing operations for the nine months ended September 30, 2006 was 8.27% compared to a negative 7.24% for the same period 2005; core annualized return on average equity from continuing operations was 8.81% and 9.42% for the nine months ended September 30, 2006 and 2005, respectively.

•	The provision for loan losses rose to $6.6 million in the first nine months of 2006 compared to $2.4 million for the comparable period in 2005, as a result of downgrading a large loan relationship in the second quarter of 2006.

•	Excluding losses on securities, noninterest income increased 26.6% to $11.0 million in the first nine months of 2006 compared to $8.7 million in the same period of 2005; $737,000, or 8.5%, was attributable to the Royal American acquistion.

•	Noninterest expenses decreased 15.2% to $42.1 million in the first nine months of 2006 compared to $49.7 million in the same period of 2005.

Supplemental Information
          Core income from continuing operations, a non-GAAP financial measure, is income from continuing operations, as presented on the consolidated statements of income, excluding balance sheet repositioning charges in 2005 and one-time merger costs in 2006. Core income from continuing operations provides insight into comparisons between periods by eliminating the impact of specific unusual or nonrecurring items. Management believes that core net income is a useful measure of operating performance. In addition, management believes core net income is reflective of current trends. Core diluted earnings per share from continuing operations is core income from continuing operations, as defined above, divided by the diluted average common shares. Core annualized return on average assets from continuing operations is core income from continuing operations, as defined above, on an annualized basis divided by average assets. Similarly, core annualized return on average equity from continuing operations is core income from continuing operations, as defined above, on an annualized basis divided by average equity.
          The following table reconciles reported income from continuing operations to core income from continuing operations for the three and nine months ended September 30, 2006 and 2005:

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2006	2005	2006	2005
Income (loss) from continuing operations	$5,982	$5,913	$14,813	$(8,259)
Loss on U.S. Agency debt securities, net of tax	—	—	—	10,595
Charge from prepayment of FHLB advances, net of tax	—	—	—	5,886
Charge from unwinding swaps, net of tax	—	—	—	2,206
Charge from redemption of trust preferred securities, net of tax	—	—	—	318
One-time merger costs, net of tax	961	—	961	—

Core income from continuing operations	$6,943	$5,913	$15,774	$10,746

Diluted earnings per share from continuing operations, as reported	$0.24	$0.29	$0.64	$(0.44)

Core diluted earnings per share from continuing operations	$0.28	$0.29	$0.68	$0.57

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

	For the Three Months Ended
	September 30, 2006			September 30, 2005			June 30, 2006
	Average		Average	Average		Average	Average		Average
	Balance	Interest	Rate	Balance	Interest	Rate	Balance	Interest	Rate
	(Dollars in thousands)
Interest-Earning Assets:
Federal funds sold and interest- bearing deposits due from banks	$13,057	$157	4.81%	$15,252	$142	3.72%	$11,834	$186	6.29%
Securities:
Taxable(1)	604,176	8,273	5.48	643,561	7,803	4.85	601,238	7,893	5.25
Exempt from federal income taxes(1)	99,746	1,471	5.90	34,432	524	6.09	87,396	1,281	5.86

Total securities	703,922	9,744	5.52	677,993	8,327	4.92	688,634	9,174	5.32
FRB and FHLB stock	20,914	199	3.81	14,093	183	5.19	14,851	139	3.74
Loans:
Commercial loans(1)(3)(4)	406,046	8,242	8.12	179,926	3,106	6.91	208,637	4,172	8.00
Commercial real estate loans(1)(3)(4)(6)	1,241,622	23,925	7.71	854,888	14,876	6.96	979,351	18,655	7.62
Agricultural loans(1)(3)(4)	2,701	54	8.00	1,565	29	7.41	2,540	49	7.72
Consumer real estate loans(3)(4)(6)	257,589	4,529	7.03	190,306	2,823	5.93	227,913	3,768	6.61
Consumer installment loans(3)(4)	13,569	247	7.28	3,796	75	7.90	4,557	90	7.90

Total loans	1,921,527	36,997	7.72	1,230,481	20,909	6.80	1,422,998	26,734	7.52

Total interest-earning assets	$2,659,420	$47,097	7.08%	$1,937,819	$29,561	6.12%	$2,138,317	$36,233	6.76%

Interest-Bearing Liabilities:
Deposits:
Interest-bearing demand deposits	$165,672	$568	1.37%	$170,647	$355	0.83%	$136,094	$269	0.79%
Money-market demand accounts and savings accounts	413,626	2,589	2.50	335,347	1,275	1.52	276,221	1,158	1.68
Time deposits less than $100,000	748,929	8,118	4.34	771,113	6,353	3.30	758,439	7,685	4.05
Time deposits of $100,000 or more	417,731	5,461	5.23	44,929	384	3.42	260,695	3,068	4.71
Public funds	19,397	227	4.68	18,900	154	3.26	12,539	143	4.56

Total interest-bearing deposits	1,765,355	16,963	3.84	1,340,936	8,521	2.56	1,443,988	12,323	3.40
Borrowings:
Federal funds purchased and repurchase agreements	255,718	3,209	5.02	224,556	1,721	3.07	207,660	2,358	4.54
FHLB advances	254,862	3,001	4.71	150,000	1,340	3.57	206,594	1,982	3.84
Notes payable and other borrowings	65,788	1,337	8.13	55,672	875	6.29	55,672	1,074	7.72

Total borrowings	576,368	7,547	5.24	430,228	3,936	3.64	469,926	5,414	4.60

Total interest-bearing liabilities	$2,341,723	$24,510	4.20%	$1,771,164	$12,457	2.80%	$1,913,914	$17,737	3.72%

Net interest income (tax equivalent)(1)(5)		$22,587	2.88%		$17,104	3.32%		$18,496	3.04%

Net interest margin (tax equivalent)(1)			3.40%			3.53%			3.46%

Net interest income(2)(5)		$21,393			$16,423			$17,553

Net interest margin(2)			3.22%			3.39%			3.28%

(1)	Adjusted for 35.0% tax rate in 2006 and 2005 and adjusted for the dividends-received deduction where applicable.

(2)	Not adjusted for 35.0% tax rate in 2006 and 2005 or for the dividends-received deduction.

(3)	Nonaccrual loans are included in the average balance; however, these loans are not earning interest.

(4)	Includes loan fees which are immaterial.

(5)	The following table reconciles reported net interest income on a tax equivalent basis for the periods presented:

	For the three months ended,
	September 30,		June 30,
	2006	2005	2006
Net interest income	$21,393	$16,423	$17,553
Tax equivalent adjustment to net interest income	1,194	681	943

Net interest income, tax equivalent basis	$22,587	$17,104	$18,496

(6)	Includes construction loans.

	For the Nine Months Ended
	September 30, 2006			September 30, 2005
	Average		Average	Average		Average
	Balance	Interest	Rate	Balance	Interest	Rate
	(Dollars in thousands)
Interest-Earning Assets:
Federal funds sold and interest- bearing deposits due from banks	$11,621	$437	5.01%	$20,159	$387	2.56%
Securities:
Taxable(1)	618,985	24,503	5.28	655,284	22,860	4.65
Exempt from federal income taxes(1)	90,966	4,012	5.88	19,113	891	6.22

Total securities	709,951	28,515	5.36	674,397	23,751	4.70
FRB and FHLB stock	16,832	475	3.76	13,919	570	5.46
Loans:
Commercial loans(1)(3)(4)	270,941	16,118	7.93	181,133	8,701	6.40
Commercial real estate loans(1)(3)(4)(6)	1,057,020	59,741	7.54	822,040	40,754	6.61
Agricultural loans(3)(4)	2,419	140	7.72	1,424	75	7.02
Consumer real estate loans(3)(4)(6)	235,304	11,772	6.67	172,561	7,460	5.76
Consumer installment loans(3)(4)	7,556	420	7.41	3,776	215	7.59

Total loans	1,573,240	88,191	7.48	1,180,934	57,205	6.46

Total interest-earning assets	$2,311,644	$117,618	6.79%	$1,889,409	$81,913	5.78%

Interest-Bearing Liabilities:
Deposits:
Interest-bearing demand deposits	$148,869	$1,117	1.00%	$184,117	$1,825	1.32%
Money-market demand accounts and savings accounts	328,388	4,962	2.01	349,067	4,263	1.63
Time deposits less than $100,000	756,544	22,878	4.03	744,363	17,175	3.08
Time deposits of $100,000 or more	289,399	10,548	4.86	51,057	1,078	2.82
Public funds	15,288	518	4.52	12,232	256	2.79

Total interest-bearing deposits	1,538,488	40,023	3.47	1,340,836	24,597	2.45
Borrowings:
Federal funds purchased and repurchase agreements	249,151	8,486	4.54	213,089	4,601	2.88
FHLB advances	210,979	6,522	4.12	128,867	4,366	4.52
Notes payable and other borrowings	59,081	3,414	7.70	55,943	2,848	6.79

Total borrowings	519,211	18,422	4.73	397,899	11,815	3.96

Total interest-bearing liabilities	$2,057,699	$58,445	3.79%	$1,738,735	$36,412	2.79%

Net interest income (tax equivalent)(1)(5)		$59,173	3.00%		$45,501	2.99%

Net interest margin (tax equivalent)(1)			3.41%			3.21%

Net interest income(2)(5)		$56,107			$43,731

Net interest margin(2)			3.24%			3.09%

(1)	Adjusted for 35% tax rate in 2006 and 2005 and adjusted for the dividends-received deduction where applicable.

(2)	Not adjusted for 35% tax rate in 2006 and 2005 or for the dividends-received deduction.

(3)	Nonaccrual loans are included in the average balance; however, these loans are not earning interest.

(4)	Includes loan fees which are immaterial.

(5)	The following table reconciles reported net interest income on a tax equivalent basis for the periods presented:

	For the nine months ended,
	September 30,
	2006	2005
Net interest income	$56,107	$43,731
Tax equivalent adjustment to net interest income	3,066	1,770

Net interest income, tax equivalent basis	$59,173	$45,501

(6)	Includes construction loans.
          Net interest income was $21.4 million and $16.4 million for the three months ended September 30, 2006 and 2005, respectively, an increase of 30.3%. For the first nine months of 2006 and 2005, net interest income was $56.1 million and $43.7 million, respectively, an increase of 28.3%. The Royal American acquisition contributed to the increase in the net interest income for the three and nine months ended September 30, 2006. In addition, loan growth and an increase in rates also contributed to the improvement in net interest income, with the Company’s net interest margin (tax equivalent net interest income as a percentage of average earning assets) increasing to 3.41% for the nine months ended September 30, 2006 compared to 3.21% for the comparable period in 2005. However, the net interest margin for the three months ended September 30, 2006 decreased to 3.40% from 3.53% for the comparable prior year period as a result of higher costs of funds. The net interest margin for the third quarter of 2006 decreased 6 basis points when compared to the second quarter of 2006. The comparison to the second quarter of 2006 is a useful measure of performance.
          For the third quarter of 2006, average loans, deposits, and borrowings increased by $516.4 million, $369.6 million, and $15.0 million, respectively, as a result of the Royal American acquisition. As part of the integration process, some pricing adjustments were made to protect the acquired deposits (upward) and loans (downward) from Royal American. Additionally, the highly competitive marketplace has forced the Company to remain defensive to protect its deposit base as some core deposits have migrated into higher cost time deposits. Furthermore, the cost of funds has increased more rapidly in absolute terms than the yields on earning assets. During the first three quarters of 2006, retail account openings have increased along with cross selling of multiple bank products including small business loans.
          Trends in average earning assets include:
•	Yields on average earning assets increased 96 basis points in the third quarter of 2006 compared to the third quarter of 2005, and average balances on earning assets increased by $721.6 million; $516.4 million was attributable to the Royal American acquisition. Yields on average earning assets increased by 32 basis points compared to the second quarter of 2006. Yields on average earning assets increased 101 basis points in the first nine months of 2006 compared to the similar period in 2005, and the related average balances increased by $422.2 million.

•	Yields on average loans increased 92 basis points as a result of six rate increases from September 30, 2005. Average loans increased by $691.0 million in the quarter ended September 30, 2006 compared to the same period in 2005; $516.4 million were from Royal American. Measured to the second quarter of 2006, yields on average loans increased by 20 basis points, while average balances increased $498.5 million compared to the second quarter of 2006. Yields on average loans increased 102 basis points in the first nine months of 2006 compared to the similar period in 2005, and average balances increased by $392.3 million.

•	Excluding the loans acquired from Royal American, average loans decreased slightly during the third quarter of 2006 compared to the second quarter of 2006. Management expects loans to increase during the fourth quarter of 2006. At September 30, 2006, commitments to extend credit were $132.6 million.

•	Yields on average securities increased 60 basis points while balances increased by $25.9 million in the third quarter of 2006 compared to the similar period in 2005. Yields on average securities increased by 20 basis points compared to the second quarter of 2006, while average balances increased by $15.3 million. The securities portfolio will continue to be a source of cash flow for loan growth which generates yields that are more than 200 basis points above the yields on securities. Yields on average securities increased 66 basis points in the first nine months of 2006 compared to the similar period in 2005, and average balances increased by $35.6 million.
          Trends in interest-bearing liabilities include:
•	Yields on average interest-bearing liabilities increased by 140 basis points, and average balances increased $570.6 million in the third quarter of 2006 compared to the similar period in 2005; $384.6 million was attributable to Royal American. Compared to the second quarter of 2006, yields on interest-bearing liabilities increased by 48 basis points, and average balances increased

$427.8 million. Yields on average interest-bearing liabilities increased 100 basis points in the first nine months of 2006 compared to the similar period in 2005, and average balances increased by $319.0 million.

•	Average interest-bearing deposits increased by $424.4 million while yields increased 128 basis points in the third quarter of 2006 compared to the similar period of 2005; $369.6 million was attributable to Royal American. Compared to the second quarter of 2006, yields on interest-bearing deposits increased by 44 basis points, and average balances increased $321.4 million. Most of this increase was in certificates of deposit which grew in volume with overall rated increasing by 40 basis points. Yields on average interest-bearing deposits increased 102 basis points in the first nine months of 2006 compared to the similar period in 2005, and average balances increased by $197.7 million.

•	Average interest-bearing demand deposit, money market, and savings accounts increased by $73.3 million for the third quarter of 2006 compared to September 30, 2005 and by $167.0 million compared to June 30, 2006 mainly as a result of the Royal American acquisition. On a year-to-date basis, average interest-bearing demand deposit, money market, and savings accounts decreased by $55.9 million for the year compared to September 30, 2005.

•	The migration of demand deposit, interest-bearing demand deposit, money market, and savings accounts into certificates of deposit and the reliance on more expensive wholesale funds contributed to the increase in the cost of funds.

•	Average borrowings increased by $146.1 million in the third quarter of 2006 while yields increased by 160 basis points to 5.24% compared to the third quarter of 2005; $15.0 million was attributable to the Royal American acquistion. Measured to the second quarter of 2006, yields on borrowings increased by 64 basis points while average balances increased $106.4 million.

•	Average rates paid on FHLB borrowings for the third quarter of 2006 increased by 114 basis points to 4.71% compared to the third quarter of 2005. However, average rates paid decreased by 40 basis points for the first nine months of 2006 while average balances increased by $82.1 million when compared to the same period in 2005.

•	Average Federal funds and repurchase agreements increased by $31.2 million, while average rates increased 195 basis points for the third quarter of 2006 compared to the third quarter of 2005. Average rates on Federal funds and repurchase agreements increased 166 basis points in the first nine months of 2006 compared to the similar period in 2005, and average balances increased by $36.1 million.

•	As part of the Royal American acquisition, the Company paid out $64.6 million in cash that was held in a noninterest bearing account at the Bank. Funding costs increased as a result of replacing these funds with more expensive borrowings, which was offset by the increase in net interest income resulting from the Royal Amercian acquisition.
Noninterest Income
          Set forth below is a summary of the third quarter 2006 noninterest income activity compared to the third quarter of 2005 and second quarter of 2006.
•	Noninterest income was $4.1 million for the three months ended September 30, 2006, an increase of $585,000, or 16.4%, over the comparable period in 2005, and was $546,000 higher than the second quarter of 2006; $737,000 was attributable to the Royal American acquisition.

•	The annualized noninterest income to average assets ratio was 0.55% for the three months ended September 30, 2006 compared to 0.59% for the same period in 2005 and 0.62% for the three months ended June 30, 2006.

•	Customer service fees increased by $208,000 to $1.5 million in the third quarter of 2006 compared to the third quarter of 2005 and increased by $128,000 compared to the second quarter of 2006. The former Royal American branches contributed $178,000 in the third quarter of 2006.

•	Trust income increased by $277,000 in the third quarter of 2006 compared to the same period in 2005 and was $271,000 higher when compared to the second quarter of 2006 mainly, in both cases, as a result of the trust operations acquired from Royal American.

•	Insurance and brokerage commissions increased by $64,000 in the three months ended September 30, 2006 compared to the similar period in 2005 as a result of increased staff and brokerage activity. The former Royal American operations contributed $100,400 during the third quarter of 2006. When compared to the second quarter of 2006, insurance and brokerage commissions were flat. Management anticipates an increase in insurance and brokerage commissions as a result of the acquisition of Royal American.

•	Gains on sales of loans increased during the third quarter of 2006 by 67.2% or $78,000 to $194,000 compared to the third quarter of 2005 but decreased slightly by $11,000 or 5.4% when compared to the second quarter of 2006.

•	Increase in the cash surrender value of life insurance increased by $277,000 to $676,000 during the three months ended September 30, 2006 compared to the similar period in 2005, and was $142,000 higher compared to the second quarter of 2006.

•	Net trading profits were $355,000 higher in the third quarter of 2006, or $624,000, when compared to the same period in 2006.
          Set forth below is a summary of the nine months ended September 30, 2006 noninterest income activity compared to the same period in 2005.
•	Noninterest income, excluding net losses on securities transactions, was $11.0 million for the nine months ended September 30, 2006, an increase of $2.3 million, or 26.6%, over the comparable period in 2005; $737,000 was attributable to the Royal American acquisition.

•	The annualized noninterest income, excluding net losses on securities transactions, to average assets ratio was 0.58% for the nine months ended September 30, 2006 compared to 0.50% for the same period in 2005.

•	Insurance and brokerage commission increased by $296,000 during the first nine months of 2006 compared to the same period in 2005. Management anticipates an increase in insurance and brokerage commissions as a result of the acquisition of Royal American.

•	Customer service fees, for the first nine months of 2006, increased by $295,000 when compared with the same period in 2005. This improvement was a result of the increase in the number of deposit accounts, increased fees, and less waived fees. In addition, the former Royal American branches contributed $178,000 in the third quarter of 2006.

•	Gains on sales of loans totaled $490,000 for the nine months ended September 30, 2006, reflecting a $236,000 or 92.9% increase when compared to $254,000 for the prior year period; $36,000 was attributable to the Royal American acquisition.

•	Trust income increased by $296,000 to $520,000 for the nine months ended September 30, 2006 compared to the same period in 2005 as a result of the trust operations acquired from Royal American.

•	For the first nine months of 2006, the increase in the cash surrender value of life insurance was $413,000 higher than the first nine months of 2005. The Company made an additional purchase of bank owned life insurance of $6.0 million in 2006 and acquired $12.5 million of such insurance in the acquisition of Royal American.

•	Net losses on securities transactions were $17.4 million for the first nine months of 2005 as a result of the balance sheet repositioning and were $195,000 during the first nine months of 2006.

•	As part of its program of repositioning the maturities of its borrowings, the Company recognized a gain on the extinguishment of debt of $625,000 in the second quarter of 2006 as a result of the assignment of a $50.0 million FHLB advance and recognized another $625,000 gain in the first quarter of 2006 as a result of the prepayment of a $28.0 million repurchase agreement.
Noninterest Expenses
          Set forth below is a summary of the third quarter 2006 noninterest expenses compared to the third quarter of 2005 and second quarter of 2006.
•	Total noninterest expenses increased 52.5%, or $5.9 million, to $17.2 million during the third quarter of 2006 compared to $11.3 million for the similar period in 2005. In comparison to the second quarter of 2006, total noninterest expenses increased $4.2 million.

•	The annualized noninterest expenses to average assets ratio was 2.30% for the three months ended September 30, 2006 compared to 1.88% for the same period in 2005 and 2.25% for the three months ended June 30, 2006.

•	The efficiency ratio was 62.41% for the three months ended September 30, 2006 compared to 53.75% for the same period in 2005 and 57.38% for the second quarter of 2006. The efficiency ratio is equal to noninterest expenses less amortization and other real estate expenses divided by the sum of net interest income on a fully tax-equivalent basis plus noninterest income excluding security gains or losses.

•	Excluding one-time merger costs, the core efficiency ratio was 56.45% for the quarter ended September 30, 2006. Excluding the balance sheet repositioning charges, the core efficiency ratio was 53.75% for the quarter ended September 30, 2005. Management believes that core efficiency ratio, as defined under Core Efficiency Ratio, provides insight into comparisons between periods by eliminating the impact of specific unusual or nonrecurring items.

•	The efficiency ratio rose in the third quarter of 2006 when compared to the second quarter of

2006 mainly due to the increase in noninterest expenses, including salaries and employee benefits and one-time merger costs. The Company has added to its management structure in the areas of revenue production, support, and risk management, and at the same time, was able to maintain its efficiency ratio at an acceptable level.

•	Salaries and benefits expense increased by $2.4 million, or 35.3%, during the third quarter of 2006 compared to the third quarter of 2005 and $1.7 million, or 22.3%, compared to the second quarter of 2006, reflecting $2.3 million related to the additions to management and the 50 full-time equivalent employees from the Royal American acquisition.

•	Occupancy and equipment expense increased by $309,000 during the third quarter of 2006 to $1.9 million compared to the similar period in 2005 and $238,000 compared to the second quarter of 2006; $244,000 was related to the former Royal American branches.

•	Professional services expense rose by $2.0 million, or 196.1%, to $3.0 million in the third quarter of 2006 compared to the third quarter of 2005 and $1.8 million, or 140.5%, compared to the second quarter of 2006 due in the most part to one-time merger costs and new hire placement fees.

•	Marketing expenses in the third quarter of 2006 were $31,000 lower than in the third quarter of 2005, and $169,000 lower compared to the second quarter of 2006.
          Set forth below is a summary of the nine months ended September 30, 2006 noninterest expenses compared to the same period in 2005.
•	Total noninterest expenses decreased by $7.5 million to $42.1 million for the nine months ended September 30, 2006 when compared to the same period of 2005. Total noninterest expenses in 2005 reflect a $13.1 million loss on extinguishment of debt relating to the balance sheet repositioning.

•	The annualized noninterest expenses to average assets ratio was 2.22% for the nine months ended September 30, 2006 compared to 2.86% for the same period in 2005.

•	The efficiency ratio was 58.64% for the first nine months of 2006 and 85.10% for the same period in 2005. Excluding one-time merger costs, the core efficiency ratio was 56.36% for the nine months ended September 30, 2006. Excluding the balance sheet repositioning charges, the core efficiency ratio, as defined under Core Efficiency Ratio, was 60.86% for the nine months ended September 30, 2005. The decrease in the efficiency ratio compared to the prior year was due primarily to the increase in net interest income on a fully tax-equivalent basis and in noninterest income during 2006.

•	Salaries and benefits expense increased by $4.2 million, or 20.6%, to $24.4 million for the first nine months of 2006 compared to the same period in 2005, reflecting $2.3 million related to the additions to management and the 50 full-time equivalent employees from the Royal American acquisition.

•	Occupancy and equipment expense increased by $397,000 to $5.0 million for the nine months ended September 30, 2006 compared to the same period in 2005; $244,000 was related to the former Royal American branches.

•	Professional services expense for the first nine months of 2006 increased 60.2% to $5.4 million compared to the nine months ended September 30, 2005.

•	Marketing expenses for the first nine months of 2006 were at the same level as the first nine months of 2005.

•	During 2005, a $13.1 million loss on the early extinguishment of FHLB advances was recorded as a result of the balance sheet repositioning consisting of $9.5 million in prepayment penalties and $3.6 million to unwind the interest rate swaps associated with the advances.

•	Reflected in the noninterest expenses also was the $2.4 million write-down of the townhouse project held in other real estate owned taken in the 2005.
Core Efficiency Ratio
          The efficiency ratio is equal to noninterest expenses less amortization and other real estate expenses divided by the sum of net interest income on a fully tax-equivalent basis plus noninterest income excluding security gains or losses. Core efficiency ratio excludes balance sheet repositioning charges in 2005 and one-time merger costs in 2006 from noninterest expenses. Management believe that the core efficiency ratio provides insight into comparisons between periods by eliminating the impact of specific unusual or nonrecurring items. In addition, management believes the core efficiency ratio is reflective of current trends. The following table reconciles reported noninterest expense to core noninterest expense used in calculating the efficiency ratio for the three and nine months ended September 30, 2006 and 2005:

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2006	2005	2006	2005
Noninterest expenses	$17,194	$11,277	$42,120	$49,663
Charge from prepayment of FHLB advances	—	—	—	(9,547)
Charge from unwinding swaps	—	—	—	(3,578)
Charge from redemption of trust preferred securities	—	—	—	(516)
One-time merger costs	(1,595)	—	(1,595)	—

Core noninterest expenses	$40,525	$11,277	$40,525	$36,022

Income Taxes
          The Company recorded income tax expense of $814,000 and $2.0 million for the quarters ended September 30, 2006 and 2005, respectively. For the nine months ended September 30, 2006, the Company recorded $3.4 million in income tax expense compared to a tax benefit of $8.9 million for the same period of 2005. Set forth below is a reconciliation of the provision (benefit) for income taxes from continuing operations for the nine months ended September 30, 2006 and 2005.

	2006	2005
	(In thousands)
Income taxes (benefit) computed at the statutory rate	$6,369	$(6,004)
Tax-exempt interest income on securities and loans	(869)	(317)
General business credits	(555)	(75)
State income taxes, net of federal tax benefit	(290)	(1,173)
Cash surrender value increase, net of premiums	(595)	(471)
Life insurance benefit	—	(276)
Dividends received deduction	(717)	(648)
Other	42	68

Total provision (benefit) for income taxes	$3,385	$(8,896)

Financial Condition
          Set forth below are some balance sheet highlights at September 30, 2006 compared to December 31, 2005 and September 30, 2005.
•	Total assets increased $634.7 million to $2.9 billion at September 30, 2006 compared to year end and increased $717.2 million compared to September 30, 2005. The Company consummated the acquisition of Royal American effective July 1, 2006, which had $561.2 million in total assets.

•	Total loans grew 41.4%, or $559.0 million, to $1.9 billion at September 30, 2006 compared to year end 2005 and rose 49.6%, or $633.0 million over the third quarter of 2005. The Company acquired $500.6 million in total loans through the Royal American merger.

•	Loan concentrations on the balance sheet have also been reduced due to the acquisition of Royal American. While the Company continues to be an active real estate lender, better diversification reduces the inherent risk in the balance sheet. The real estate component of total loans has been reduced to 81.0% as of September 30, 2006 from 84.8% as of December 31, 2005. Royal American’s percentage of owner occupied commercial real estate exceeded 75.0%.

•	Loan to deposit ratio increased to 94.19% at September 30, 2006 from 88.62% at December 31, 2005, and was higher than the 83.22% figure recorded at September 30, 2005.

•	Deposits increased by 33.1% to $2.0 billion in the third quarter of 2006 compared to year end and increased by 32.2% when compared to the period ended September 30, 2005. The Company acquired $467.9 million in total deposits through the Royal American merger. Deposit growth was centered in certificates of deposit.

•	The Company has increased its reliance on noninterest-bearing deposits from 10.1% of total deposits at the end of the third quarter of 2005 to 13.4% at the end of the third quarter of 2006; $125.5 million in noninterest-bearing deposits were acquired through Royal American.
          Set forth below are some asset quality highlights at September 30, 2006 compared to December 31, 2005 and September 30, 2005.
•	Nonperforming assets to total assets were flat at 0.83% at September 30, 2006 and year end and 0.81% at September 30, 2005.

•	In the second quarter of 2006, the Company benefited from the sale of properties included in a townhouse project previously held in other real estate. During the third quarter of 2006, a property carried at $1.6 million previously held in other real estate was sold. As a result of these sales, other real estate declined to $2.9 million at September 30, 2006 from $11.2 million at December 31, 2005.

•	The allowance for loan losses was 1.34% of total loans, versus 1.32% at year end and 1.41% at September 30, 2005. During the third quarter of 2006, the allowance for loan losses increased by $3.2 million due to the Royal American merger.

•	The allowance for loan losses decreased to 1.18 times nonaccruing loans compared to 2.25 times nonaccruing loans year end and 2.61 times nonaccruing loans at September 30, 2005.

•	Nonaccruing loans increased to 1.13% of total loans from 0.59% at year end and 0.54% at September 30, 2005.

•	The Company previously announced the downgrading of a large loan relationship linked to a single long-standing customer to substandard in the second quarter of 2006; $11.3 million of this loan relationship is on a nonaccrual status. Additional portions of this loan relationship may be placed on nonaccrual status depending on many variables. Additional advances may also be provided as part of the loan workout strategy.
Loans
          The following table sets forth the composition of the Company’s loan portfolio as of the indicated dates.

	September 30,		December 31,
	2006		2005
		% of		% of
		Gross		Gross
	Amount	Loans	Amount	Loans
	(Dollars in thousands)
Commercial	$354,900	18.6%	$201,284	14.9%
Construction	420,627	22.0	358,785	26.6
Commercial real estate	762,125	39.9	496,819	36.8
Consumer
Home equity	147,573	7.7	115,429	8.5
Other consumer	9,520	0.5	4,273	0.3

Total consumer	157,093	8.2	119,702	8.8
Residential mortgage	214,967	11.3	174,184	12.9

Total loans, gross	1,909,712	100.0%	1,350,774	100.0%
Net deferred fees	(686)		(778)

Total loans, net	$1,909,026		$1,349,996

Loans held for sale	$3,321		$1,912
          Total loans increased $559.0 million, or 41.4%, to $1.9 billion at September 30, 2006 from December 31, 2005; $500.6 million was gained through the Royal American acquisition. Set forth below are other highlights of the loan portfolio.
•	Commercial loans increased $153.6 million to $354.9 million as of September 30, 2006 from $201.3 million as of December 31, 2005.

•	Construction loans increased by $61.8 million to $420.6 million as of September 30, 2006 from $358.8 million at December 31, 2005.

•	Commercial real estate loans rose by $265.3 million to $762.1 million at September 30, 2006 compared to $496.8 million at December 31, 2005.

•	Consumer loans increased to $157.1 million as of September 30, 2006 compared to $119.7 million at December 31, 2005.

•	Residential mortgage loans increased $40.8 million to $215.0 million as of September 30, 2006 from $174.2 million as of December 31, 2005.
          Many consumer residential mortgage loans the Company originates are sold in the secondary market. At any point in time, loans will be at various stages of the mortgage banking process. Loans held for sale were $3.3 million at September 30, 2006 compared to $1.9 million at December 31, 2005. The carrying value of these loans approximated their market value at that time.
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
          Following is a summary of changes in the allowance for loan losses for the nine months ended September 30:

	2006	2005
	(In thousands)
Balance, January 1	$17,760	$16,217
Addition resulting from acquisition	3,244	—
Provision charged to operations	6,550	2,440
Loans charged off	(2,601)	(1,013)
Recoveries	589	349

Balance, September 30	$25,542	$17,993

          A provision for loan losses of $6.6 million was recorded for the nine months ended September 30, 2006 compared to a provision of $2.4 million for the similar period in 2005. This increase in provision was primarily the result of the deterioration in the credit quality of a long-standing loan relationship, partially off set by improvements in other loans. Recent developments in the customer’s operations, relating to uncertainty of the customer’s ability to collect a large account receivable, prompted the Bank to downgrade $34.5 million in loans to a substandard classification and placed $11.3 million on nonaccrual. Management believes that the allowance is adequate, but the ultimate ability to collect on this downgraded loan relationship remains uncertain.

          The Company had net charged-off loans of $2.0 million for the first nine months of 2006 compared to $664,000 for the same period in 2005. During the second quarter of 2006, the Company charged off a $1.9 million loan for which a specific portion of the allowance was allocated at December 31, 2005. The following table sets forth certain asset quality ratios on a quarter-to-date basis as of the indicated dates.

	September 30,		December 31,		September 30,
	2006		2005		2005
Net loans charged off to average loans during quarter	0.03%		0.12%		0.08%
Provision for loan losses to total loans	0.32		0.04		0.25
Allowance for loan losses to total loans	1.34		1.32		1.41
Allowance to nonaccruing loans	1.18	x	2.25	x	2.61	x
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
          On a quarterly basis, management of the Company meets to review the adequacy of the allowance for loan losses. Each loan officer grades his or her individual commercial credits and the Company’s independent loan review personnel review the officers’ grades. In the event that the loan is downgraded during this review, the loan is included in the allowance analysis at the lower grade. The grading system is in compliance with the regulatory classifications, and the allowance is allocated to the loans based on the regulatory grading, except in instances where there are known differences (e.g. collateral value is nominal).
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
          The Company’s methodology for determining the allowance for loan losses consists of an estimated amount pursuant to SFAS No. 5, “Accounting for Contingencies,” and an amount for impaired loans pursuant to SFAS No. 114, “Accounting by Creditors for Impairment of a Loan.” The allowance reflects expected losses resulting from analyses developed through specific credit allocations for individual loans and historical loss experience for each loan category. The specific credit allocations are based on regular analyses of commercial, commercial real estate and agricultural loans over $300,000 where the internal credit rating is at or below a predetermined classification. These analyses involve a high degree of judgment in estimating the amount of loss associated with specific loans, including estimating the amount and timing of future cash flows and collateral values. The Company’s historical loss factors are updated quarterly. The allowance for loan losses also includes consideration of concentrations and changes in portfolio mix and volume, and other qualitative factors. In addition, regulatory agencies, as an integral part of their examinations, may require the Company to make additions to the allowance based on their judgment about information available to them at the time of their examinations.
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
Nonaccruing Loans and Nonperforming Assets
          In the second quarter of 2006, the Company sold properties included in a townhouse project previously held in other real estate. During the third quarter of 2006, a property carried at $1.6 million previously held in other real esate was sold as well as three units relating to the townhouse project. As a result of these sales, other real estate declined to $2.9 million on September 30, 2006 from $11.2 million on December 31, 2005. The remaining two units of the townhouse project are being retained and are being marketed by the Company. It is anticipated that the Company will not suffer a loss on the sale of these units. Nonperforming assets increased to $24.4 million at September 30, 2006 compared to $19.1 million at December 31, 2005. The downgraded large loan relationship linked to a single long-standing customer that was previously disclosed accounts for $11.3 million in nonperforming assets. Total nonperforming assets to total assets remained unchanged at 83 basis points from December 31, 2005.
          Nonaccruing loans increased $13.7 million to $21.6 million at September 30, 2006 from December 31, 2005. The downgraded large loan relationship linked to a single long-standing customer that was previously disclosed accounts for $11.3 million in nonaccruing loans. Additional portions of this loan relationship may be placed on nonaccrual status depending on many variables. Typically, nonaccruing loans have adequate collateral protection or personal guaranties to provide a source of repayment to the Bank.
          The following table sets forth information on the Company’s nonaccruing loans and nonperforming assets as of the indicated dates.

	September 30,	December 31,
	2006	2005
	(Dollars in thousands)
Impaired and other loans 90 days past due and accruing	$29	$4

Nonaccrual and impaired loans not accruing	$21,555	$7,905
Other real estate	2,864	11,154

Total nonperforming assets	$24,419	$19,059

Total nonaccruing loans to total loans	1.13%	0.59%
Total nonperforming assets to total loans and other real estate	1.28	1.40
Total nonperforming assets to total assets	0.83	0.83

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
          The following tables set forth the composition of the Company’s securities portfolio by major category as of September 30, 2006.

	September 30, 2006
	Held-to-Maturity		Available-for-Sale			Total
	Amortized	Fair	Amortized	Fair	Amortized	Fair	% of
	Cost	Value	Cost	Value	Cost	Value	Portfolio
	(Dollars in thousands)
U.S. Treasury and obligations of U.S. government-sponsored entities	$—	$—	$1,971	$1,972	$1,971	$1,972	0.28%
Obligations of states and political subdivisions	3,934	3,959	97,185	98,026	101,119	101,985	14.36
Mortgage-backed securities	46,754	45,444	463,846	452,194	510,600	497,638	72.52
Equity securities	—	—	79,326	79,562	79,326	79,562	11.27
Other bonds	—	—	11,039	10,434	11,039	10,434	1.57

Total	$50,688	$49,403	$653,367	$642,188	$704,055	$691,591	100.00%

          Securities available-for-sale are carried at fair value, with related unrealized net gains or losses, net of deferred income taxes, recorded as an adjustment to equity capital. At September 30, 2006, unrealized losses, net of taxes, on securities available-for-sale, were $6.6 million compared to $7.6 million at December 31, 2005.
          Securities available-for-sale decreased to $642.2 million at September 30, 2006 from $687.9 million at December 31, 2005:
•	Cash flow from principal payments of $64.2 million received on mortgage-backed securities in the available-for-sale and held-to-maturity portfolios were used to fund loan growth during the first nine months of 2006.

•	U.S. government agency and government-sponsored entity mortgage-backed securities decreased 11.6%, or $59.1 million, from $511.3 million at December 31, 2005 to $452.2 million at September 30, 2006.

•	Equity securities increased $16.6 million to $79.6 million at September 30, 2006 from December 31, 2005. Equity securities included capital securities of U.S. government-sponsored entities.

•	Obligations of state and political subdivisions increased $19.7 million to $98.0 million at September 30, 2006 from December 31, 2005. The Company is continuing to build its tax-exempt municipal bond position in the securities portfolio.

•	Other bonds decreased $192,000 to $10.4 million at September 30, 2006 compared to $10.6 million at December 31, 2005. Other bonds include high grade corporate bonds primarily issued by financial institutions.
          Securities held-to-maturity decreased $8.8 million, or 14.7%, from $59.5 million at December 31,

2005 to $50.7 million at September 30, 2006 due to principal payments and maturities.
          There were no trading securities held at September 30, 2006 or December 31, 2005. When acquired, the Company holds trading securities and derivatives on a short-term basis based on market and liquidity conditions.
          The Company has implemented strategies to reduce its securities as a percentage of earning assets and provide funding for higher yielding loans. The proceeds of the principal paydowns from mortgage-backed securities of $64.2 million during the first nine months of 2006 were used to fund loan growth. This strategy will continue as long as yields on average loans are more than 200 basis points more than yields on average securities.
Other Assets
          The Company’s holdings in bank-owned life insurance (“BOLI”) increased by $20.1 million during the first nine months of 2006, including an additional $6.0 million BOLI purchase in 2006. In addition, the Company acquired $12.5 million in BOLI through the Royal American merger. The BOLI is intended to produce revenue which will offset a portion of future Supplemental Executive Retirement Plan and other employee benefit plan liabilities.
Deposits and Borrowed Funds
          Total deposits of $2.0 billion at September 30, 2006 represented an increase of $503.5 million, or 33.1%, from December 31, 2005; $467.9 million in deposits were attained through the Royal American merger. Changes in the Company’s deposit mix are noted below.
•	Noninterest-bearing deposits were $272.4 million at September 30, 2006, $114.0 million more than the $158.4 million level at December 31, 2005; $125.5 million from Royal American.

•	Over the same period, interest-bearing deposits grew $389.4 million to $1.8 billion at September 30, 2006 compared to December 31, 2005, including $342.4 million from Royal American.

•	Core deposits, which include demand deposit, interest-bearing demand deposit, money market, and savings accounts, increased $212.4 million to $833.4 million at September 30, 2006 from $621.0 million at December 31, 2005. The majority of this increase was attributable to the Royal American acquisition.

•	Certificates of deposit under $100,000 decreased $26.0 million from December 31, 2005 to $726.1 million at September 30, 2006.

•	Certificates of deposit over $100,000 and public funds increased $317.1 million from December 31, 2005 to $467.4 million at September 30, 2006. The majority of the increase was a result of increased brokered certificates of deposit coupled with the migration of balances in core deposits to certificates of deposits as a result of the increase in rates as well as the Royal American acquisition.

•	Brokered deposits increased by $177.1 million to $212.2 million at September 30, 2006 when compared to December 31, 2005. Interest rates on brokered certificates of deposit, in many instances, are less than advertised interest rates for retail certificates of deposit in the market.
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
          Borrowed funds at September 30, 2006 and December 31, 2005 are listed below:

	2006	2005
	(In thousands)
Federal funds purchased	$34,000	$68,000
Securities sold under agreements to repurchase	229,676	264,808
Federal Home Loan Bank advances	254,869	150,000
Junior subordinated debt owed to unconsolidated trusts	65,800	55,672

Total	$584,345	$538,480

          Federal Home Loan Bank advances were $254.9 million at September 30, 2006 and $150.0 million at December 31, 2005. The Company acquired $5.0 million in FHLB advances in the Royal American merger. During 2006, the Company entered into new advances totaling $200.0 million that bear a weighted average fixed rate of 4.85% and a weighted average maturity of four and a half years with one-time call provisions after nine to twelve months.
          The Company also utilizes securities sold under repurchase agreements as a source of funds that do not increase the Company’s reserve requirement. The Company had $229.7 million in securities sold under repurchase agreements at September 30, 2006 compared to $264.8 million at December 31, 2005. These repurchase agreements are with primary dealers and have maturities of one to fifteen months.
          The Company has a credit agreement with a correspondent bank, which provides the Company with a revolving line of credit with a maximum availability of $50.0 million. This revolving line of credit matures on March 23, 2007.
          The Company acquired $10.1 million in junior subordinated debt owed to unconsolidated trust through Royal American.
Capital Resources
          Stockholders’ equity increased $73.4 million from December 31, 2005 to $289.5 million at September 30, 2006. Total capital to average risk-weighted assets decreased to 13.8% on September 30, 2006 from 18.1% on December 31, 2005.
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
          Midwest Bank and Trust Company was categorized as well capitalized as of September 30, 2006. Management is not aware of any conditions or events since the most recent regulatory notification that would change the Company’s or the Bank’s categories.
          Capital levels and minimum required levels:

	At September 30, 2006
			Minimum Required		Minimum Required
	Actual		for Capital Adequacy		to be Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Total capital to risk-weighted assets Company	$295,443	13.8%	$170,763	8.0%	n/a	n/a
Midwest Bank and Trust Company	282,145	12.8	176,562	8.0	$220,702	10.0%

Tier I capital to risk-weighted assets Company	269,795	12.6	85,382	4.0	n/a	n/a
Midwest Bank and Trust Company	256,497	11.6	88,281	4.0	132,421	6.0

Tier I capital to average assets Company	269,795	9.1	118,703	4.0	n/a	n/a
Midwest Bank and Trust Company	256,497	8.7	118,017	4.0	147,521	5.0

	At December 31, 2005
			Minimum Required		Minimum Required
	Actual		for Capital Adequacy		to be Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Total capital to risk-weighted assets Company	$292,168	18.1%	$129,381	8.0%	n/a	n/a
Midwest Bank and Trust Company	205,866	12.8	128,844	8.0	$161,055	10.0%

Tier I capital to risk-weighted assets Company	274,408	17.0	64,691	4.0	n/a	n/a
Midwest Bank and Trust Company	188,106	11.7	64,422	4.0	96,633	6.0

Tier I capital to average assets Company	274,408	12.2	90,083	4.0	n/a	n/a
Midwest Bank and Trust Company	188,106	8.4	89,635	4.0	112,044	5.0

Liquidity
          The Company manages its liquidity position with the objective of maintaining sufficient funds to respond to the needs of depositors and borrowers and to take advantage of earnings enhancement opportunities. At September 30, 2006, the Company had cash and cash equivalents of $72.7 million. In addition to the normal inflow of funds from core-deposit growth, together with repayments and maturities of loans and securities, the Company utilizes other short-term, intermediate-term and long-term funding sources such as securities sold under agreements to repurchase, overnight funds purchased from correspondent banks and the acceptance of short-term deposits from public entities.
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

ITEM 3 — QUANTITATIVE AND QUALITATIVE DISCLOSURES
ABOUT MARKET RISK
Interest Rate Sensitivity Analysis
          The Company performs a net interest income analysis as part of its asset/liability management practices. Net interest income analysis measures the change in net interest income in the event of hypothetical changes in interest rates. This analysis assesses the risk of change in net interest income in the event of sudden and sustained 1.0% and 2.0% increases and decreases in market interest rates. The tables below present the Company’s projected changes in net interest income for the various rate shock levels at September 30, 2006 and December 31, 2005, respectively.

	Change in Net Interest Income Over One Year Horizon
	September 30, 2006		December 31, 2005		Guideline
					Maximum
	Dollar	%	Dollar	%	%
	Change	Change	Change	Change	Change
	(Dollars in thousands)
+200 bp	$(300)	(0.38)%	$167	0.26%	(15.0)%
+100 bp	(31)	(0.04)	99	0.15	(15.0)
-100 bp	1,701	2.17	696	1.09	(15.0)
-200 bp	(1,207)	(1.54)	(3,481)	(5.44)	(15.0)
          As shown above, at September 30, 2006, the effect of an immediate 200 basis point increase in interest rates would decrease the Company’s net interest income by 0.38%, or $300,000. The effect of an immediate 200 basis point reduction in rates would decrease the Company’s net interest income by 1.54%, or $1.2 million.
          The change in the net interest income over the one year horizon from September 30, 2006 compared to December 31, 2005 can be attributed to decreases in core deposits and increase in short-term certificates of deposits and borrowings. Interest bearing assets and liabilities are shocked +/-100 and +/-200 basis points simultaneously, except interest-bearing core deposits, where they are modeled to increase 25 basis points in a +100 basis points shock and increase 50 basis points in a +200 basis point shock. Under a declining rate shock, they have a 25 basis points floor. Core deposits are priced off various internal indices set by management. Management will adjust the indices accordingly, depending on rate movements and market conditions. An analysis of core deposit pricing for the past five years indicates that, for a cumulative 100 basis points increase in rates, the cumulative core deposit rate increases did not exceed 25 basis points, except for the master money market rate which was then priced off the 91-day U.S. Treasury bill rate. The master money market was de-coupled from the 91-day U.S. Treasury bill rate in mid-2005 and is now priced off an internal index. The Company offers special promotions to attract deposits as needed.
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

ITEM 4 – CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
          As of the end of the period covered by this report, an evaluation was performed under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer of the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 240.13a-15(e)). Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2006 to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms.
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
          Among the factors that could have an impact on the Company’s ability to achieve operating results, growth plan goals, and the beliefs expressed or implied in forward-looking statements are:
•	Management’s ability to reduce and effectively manage interest rate risk and the impact of interest rates in general on the volatility of the Company’s net interest income;

•	Fluctuations in the value of the Company’s investment securities;

•	The ability to attract and retain senior management experienced in banking and financial services;

•	The sufficiency of allowances for loan losses to absorb the amount of actual losses inherent in the existing portfolio of loans;

•	The ability to ultimately collect on the downgraded long-standing loan relationship;

•	The Company’s ability to adapt successfully to technological changes to compete effectively in the marketplace;

•	Credit risks and risks from concentrations (by geographic area and by industry) within the Bank’s loan portfolio and individual large loans;

•	The effects of competition from other commercial banks, thrifts, mortgage banking firms, consumer finance companies, credit unions, securities brokerage firms, insurance companies, money market and other mutual funds, and other financial institutions operating in the Company’s market or elsewhere or providing similar services;

•	The failure of assumptions underlying the establishment of allowances for loan losses and estimation of values of collateral and various financial assets and liabilities;

•	Volatility of rate sensitive deposits;

•	Operational risks, including data processing system failures or fraud;

•	Asset/liability matching risks and liquidity risks;

•	The ability to successfully acquire low cost deposits or funding;

•	The ability to successfully execute strategies to increase noninterest income;

•	The ability to successfully to grow non-commercial real estate loans;

•	The ability of the Company to successfully integrate the Royal American Corporation acquisition;

•	The ability of the Company to fully realize expected cost savings and revenues in connection with the Royal American Corporation acquisition, or the ability to realize them on a timely basis;

•	The risk of borrower, depositor, and other customer attrition after the Royal American Corporation acquisition is completed;

•	Changes in the economic environment, competition, or other factors that may influence the anticipated growth rate of loans and deposits, the quality of the loan portfolio and loan and deposit pricing, and the Company’s ability to successfully pursue acquisition and expansion strategies and integrate any acquired companies;

•	The impact from liabilities arising from legal or administrative proceedings on the financial condition of the Company;

•	Possible administrative or enforcement actions of banking regulators in connection with any material failure of the Bank to comply with banking laws, rules or regulations;

•	Possible administrative or enforcement actions of the Securities and Exchange Commission (the “SEC”) in connection with the SEC inquiry of the restatement of the Company’s September 30, 2002 financial statements;

•	Governmental monetary and fiscal policies, as well as legislative and regulatory changes, that may result in the imposition of costs and constraints on the Company through higher FDIC insurance premiums, significant fluctuations in market interest rates, increases in capital requirements, and operational limitations;

•	Changes in general economic or industry conditions, nationally or in the communities in which the Company conducts business;

•	Changes in accounting principles, policies, or guidelines affecting the businesses conducted by the Company;

•	Acts of war or terrorism; and

•	Other economic, competitive, governmental, regulatory, and technical factors affecting the Company’s operations, products, services, and prices.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
          (c)
Issuer Purchases of Equity Securities

				Maximum Number
			Total Number	of Shares
			of Shares Purchased	that May Yet Be
	Total Number	Average	as Part of Publicly	Purchased Under
	of Shares	Price Paid	Announced Plans	the Plans
Period	Purchased	per Share	or Programs	or Programs

7/1/06 - 7/31/06	1,000	21.75	1,000	1,238,799

8/1/06 - 8/31/06	5,700	21.74	5,700	1,233,099

9/1/06 - 9/30/06	63,668	23.66	63,668	1,169,431

Total	70,368	23.48	70,368	1,169,431

          On May 3, 2006, the Company announced a 5.0% stock repurchase program.
Item 3. Defaults Upon Senior Securities
          None
Item 4. Submission of Matters to a Vote of Security Holders
          None
Item 5. Other Information
          None

Item 6. Exhibits
          The following exhibits are either filed as part of this report or are incorporated herein by reference:

2.1	Stock Purchase Agreement between Western Illinois Bancshares, Inc. and Midwest Banc Holdings, Inc. (incorporated by reference to Registrant’s Report on Form 8-K filed June 1, 2005, File No. 001-13735).

2.2	Amendment to Stock Purchase Agreement between Western Illinois Bancshares, Inc. and Midwest Banc Holdings, Inc. (incorporated by reference to Registrant’s Form 10-Q for the quarter ended June 30, 2005, File No. 001-13735).

2.3	Second Amendment to Stock Purchase Agreement between Western Illinois Bancshares, Inc. and Midwest Banc Holdings, Inc. (incorporated by reference to Registrant’s Report on Form 8-K filed August 29, 2005, File No. 001-13735).

2.4	Third Amendment to Stock Purchase Agreement between Western Illinois Bancshares, Inc. and Midwest Banc Holdings, Inc. (incorporated by reference to Registrant’s Report on Form 8-K filed October 5, 2005, File No. 001-13735).

2.5	Fourth Amendment to Stock Purchase Agreement between Western Illinois Bancshares, Inc. and Midwest Banc Holdings, Inc. (incorporated by reference to Registrant’s Report on Form 8-K filed November 3, 2005, File No. 001-13735).

2.6	Agreement and Plan of Merger, dated as of February 8, 2006, by and between Midwest Banc Holdings, Inc. and Royal American Corporation (incorporated by reference to Registrant’s Report on Form 8-K filed February 8, 2006, File No. 001-13735).

2.7	Form of Stockholder Voting Agreement, dated as of February 8, 2006, by and among Midwest Banc Holdings, Inc. and certain stockholders of Royal American Corporation (incorporated by reference to Registrant’s Report on Form 8-K filed February 8, 2006, File No. 001-13735).

3.1	Amended and Restated Certificate of Incorporation, as amended (incorporated by reference to Registrant’s Form 10-Q for the quarter ended June 30, 2006, File No. 001-13735).

3.2	Amended and Restated By-laws, filed September 27, 2005 (incorporated by reference to Registrant’s Report on Form 8-K filed September 27, 2005, File No. 001-13735).

4.1	Specimen Common Stock Certificate (incorporated by reference to Registrant’s Registration Statement on Form S-1, Registration No. 333-42827).

4.2	Certain instruments defining the rights of the holders of long-term debt of the Company and certain of its subsidiaries, none of which authorize a total amount of indebtedness in excess of 10% of the total assets of the Company and its subsidiaries on a consolidated basis, have not been filed as Exhibits. The Company hereby agrees to furnish a copy of any of these agreements to the SEC upon request.

*10.1	Midwest Banc Holdings, Inc. Stock and Incentive Plan (incorporated by reference to Registrant’s Form 10-Q for the quarter ended June 30, 2006, File No. 001-13735).

*10.4	Form of Transitional Employment Agreements (incorporated by reference to Registrant’s Registration Statement on Form S-1, Registration No. 333-42827).

10.5	Lease dated as of December 24, 1958, between Western National Bank of Cicero and Midwest Bank and Trust Company, as amended (incorporated by reference to Registrant’s Registration Statement on Form S-1, Registration No. 333-42827).

10.6	Britannica Centre Lease, dated as of May 1, 1994, between Chicago Title and Trust Company, as Trustee under Trust Agreement dated November 2, 1977 and known as

Trust No. 1070932 and Midwest Bank and Trust Company (incorporated by reference to Registrant’s Registration Statement on Form S-1, Registration No. 333-42827).

10.7	Lease dated as of March 20, 1996 between Grove Lodge No. 824 Ancient Free and Accepted Masons and Midwest Bank of Hinsdale (incorporated by reference to Registrant’s Registration Statement on Form S-1, Registration No. 333-42827).

10.8	Office Lease, undated, between Grove Lodge No. 824 Ancient Free and Accepted Masons and Midwest Bank of Hinsdale (incorporated by reference to Registrant’s Registration Statement on Form S-1, Registration No. 333-42827).

*10.15	Form of 2001 Supplemental Executive Retirement Agreement (incorporated by reference to Registrant’s Form 10-Q for the quarter ended September 30, 2001, File No. 001-13735).

*10.16	Form of Transitional Employment Agreement (Executive Officer Group) (incorporated by reference to Registrant’s Form 10-Q for the quarter ended September 30, 2001, File No. 001-13735).

10.17	Form of Restricted Stock Award Agreement for Officers, Restricted Stock Grant Notice for Officers, Incentive and Nonqualified Stock Options Award Agreements, and Stock Option Grant Notice for Officers (incorporated by reference to Registrant’s Report on Form 8-K filed August 29, 2005, File No. 001-13735).

*10.18	Form of 2005 Supplemental Executive Retirement Agreement (incorporated by reference to Registrant’s Report on Form 8-K filed October 28, 2005, File No. 001-13735).

10.19	Form of Restricted Stock Award Agreement for Non-employee Directors and Restricted Stock Grant Notice for Non-employee Directors (incorporated by reference to Registrant’s Report on Form 8-K filed October 28, 2005, File No. 001-13735).

10.21	Lease dated as of April 29, 1976, between Sanfilippo, Joseph C. and Grace Ann and Fairfield Savings and Loan Association, as amended (incorporated by reference to Registrant’s Form 10-K for the year ended December 31, 2003, File No. 001-13735).

10.22	Lease dated as of August 28, 2002 between Glen Oak Plaza and Midwest Bank and Trust Company (incorporated by reference to Registrant’s Form 10-K for the year ended December 31, 2003, File No. 001-13735).

10.24	Loan Agreement as of March 24, 2006, between the Company and M&I Marshall & Ilsley Bank (incorporated by reference to Registrant’s Report on Form 8-K filed March 24, 2006, File No. 001-13735).

10.25	Employment Agreement as of September 28, 2004 between the Company and the Chief Executive Officer (incorporated by reference to Registrant’s Form 10-Q for the quarter ended September 30, 2004, File No. 001-13735).

10.26	Retirement Agreement as of September 28, 2004 between the Company and retiring Chief Executive Officer (incorporated by reference to Registrant’s Form 10-Q for the quarter ended September 30, 2004, File No. 001-13735).

10.27	Midwest Banc Holdings, Inc. Severance Policy as of June 28, 2005 (incorporated by reference to Registrant’s Report on Form 8-K dated June 28, 2005, File No. 001-13735).

10.29	Midwest Banc Holdings, Inc. Directors Deferred Compensation Plan (incorporated by reference to Registrant’s Report on Form 8-K filed December 16, 2005, File No. 001-13735).

10.30	Amendment to Employment Agreement as of September 28, 2004 between the Company and the Chief Executive Officer (incorporated by reference to Registrant’s Report on Form 8-K filed March 24, 2006, File No. 001-13735).

*10.31	Amended and Restated Employment Agreement dated February 8, 2006 by and between Royal American Bank and Jay Fritz, assumed by the Company as of July 1, 2006 (incorporated by reference to Registrant’s Report on Form 8-K filed July 7, 2006, File No. 001-13735).

10.32	Lease dated April 1, 1993, by and between Royal American Bank and LaSalle National Trust, N.A., as amended, assumed by the Company as of July 1, 2006.

10.33	Lease dated April 19, 1993 by and between Royal American Bank and Hamilton Forsythe 1000 Tower Lane LLC, successor-in-interest to Bensenville Office Venture, as amended, assumed by the Company as of July 1, 2006.

10.34	Sublease dated January 31, 2006 by and between Royal American Bank and JPMorgan Chase Bank, National Association, assumed by the Company as of July 1, 2006.

10.35	Lease dated January 20, 2006 by and between Royal American Bank and MEG Associates Limited Partnership, assumed by the Company as of July 1, 2006.

10.36	Lease dated October 28, 1996 by and between Royal American Bank and Tiffany Pointe, Inc./Marquette Bank, , as amended, assumed by the Company as of July 1, 2006.

10.37	Lease dated September 24, 1999, by and between Royal American Bank and Moats Office Properties, Inc., as amended, assumed by the Company as of July 1, 2006.

10.38	Lease dated July 14, 2006 by and between Midwest Bank and Trust Company and William C. Moran.

*10.39	First Amendment to the Form of 2001 Supplemental Executive Retirement Agreement (incorporated by reference to Registrant’s Report on Form 8-K filed October 28, 2005, File No. 001-13735).

*10.40	Second Amendment to the Form of 2001 Supplemental Executive Retirement Agreement.

*10.41	Form of 2006 Supplemental Executive Retirement Agreement.

*10.42	First Amendment to the Form of 2005 Supplemental Executive Retirement Agreement.

10.43	Lease dated November 9, 2005 by and between Midwest Bank and Trust Company and Crossings Commercial, LLC.

31.1	Rule 13a-14(a) Certification of Principal Executive Officer.

31.2	Rule 13a-14(a) Certification of Principal Financial Officer.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, from the Company’s Chief Executive Officer and Chief Financial Officer.

*	Indicates management contracts or compensatory plans or arrangements required to be filed as an exhibit.

SIGNATURES
          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Date: November 9, 2006

MIDWEST BANC HOLDINGS, INC. (Registrant)
By:	/s/ James J. Giancola
James J. Giancola,
President and Chief Executive Officer

By:	/s/ Daniel R. Kadolph
Daniel R. Kadolph,
Executive Vice President and Chief Financial Officer

Exhibit Index

2.1	Stock Purchase Agreement between Western Illinois Bancshares, Inc. and Midwest Banc Holdings, Inc. (incorporated by reference to Registrant’s Report on Form 8-K filed June 1, 2005, File No. 001-13735).

2.2	Amendment to Stock Purchase Agreement between Western Illinois Bancshares, Inc. and Midwest Banc Holdings, Inc. (incorporated by reference to Registrant’s Form 10-Q for the quarter ended June 30, 2005, File No. 001-13735).

2.3	Second Amendment to Stock Purchase Agreement between Western Illinois Bancshares, Inc. and Midwest Banc Holdings, Inc. (incorporated by reference to Registrant’s Report on Form 8-K filed August 29, 2005, File No. 001-13735).

2.4	Third Amendment to Stock Purchase Agreement between Western Illinois Bancshares, Inc. and Midwest Banc Holdings, Inc. (incorporated by reference to Registrant’s Report on Form 8-K filed October 5, 2005, File No. 001-13735).

2.5	Fourth Amendment to Stock Purchase Agreement between Western Illinois Bancshares, Inc. and Midwest Banc Holdings, Inc. (incorporated by reference to Registrant’s Report on Form 8-K filed November 3, 2005, File No. 001-13735).

2.6	Agreement and Plan of Merger, dated as of February 8, 2006, by and between Midwest Banc Holdings, Inc. and Royal American Corporation (incorporated by reference to Registrant’s Report on Form 8-K filed February 8, 2006, File No. 001-13735).

2.7	Form of Stockholder Voting Agreement, dated as of February 8, 2006, by and among Midwest Banc Holdings, Inc. and certain stockholders of Royal American Corporation (incorporated by reference to Registrant’s Report on Form 8-K filed February 8, 2006, File No. 001-13735).

3.1	Amended and Restated Certificate of Incorporation, as amended (incorporated by reference to Registrant’s Form 10-Q for the quarter ended June 30, 2006, File No. 001-13735).

3.2	Amended and Restated By-laws, filed September 27, 2005 (incorporated by reference to Registrant’s Report on Form 8-K filed September 27, 2005, File No. 001-13735).

4.1	Specimen Common Stock Certificate (incorporated by reference to Registrant’s Registration Statement on Form S-1, Registration No. 333-42827).

4.2	Certain instruments defining the rights of the holders of long-term debt of the Company and certain of its subsidiaries, none of which authorize a total amount of indebtedness in excess of 10% of the total assets of the Company and its subsidiaries on a consolidated basis, have not been filed as Exhibits. The Company hereby agrees to furnish a copy of any of these agreements to the SEC upon request.

*10.1	Midwest Banc Holdings, Inc. Stock and Incentive Plan (incorporated by reference to Registrant’s Form 10-Q for the quarter ended June 30, 2006, File No. 001-13735).

*10.4	Form of Transitional Employment Agreements (incorporated by reference to Registrant’s Registration Statement on Form S-1, Registration No. 333-42827).

10.5	Lease dated as of December 24, 1958, between Western National Bank of Cicero and Midwest Bank and Trust Company, as amended (incorporated by reference to Registrant’s Registration Statement on Form S-1, Registration No. 333-42827).

10.6	Britannica Centre Lease, dated as of May 1, 1994, between Chicago Title and Trust Company, as Trustee under Trust Agreement dated November 2, 1977 and known as Trust No. 1070932 and Midwest Bank and Trust Company (incorporated by reference to Registrant’s Registration Statement on Form S-1, Registration No. 333-42827).

10.7	Lease dated as of March 20, 1996 between Grove Lodge No. 824 Ancient Free and Accepted Masons and Midwest Bank of Hinsdale (incorporated by reference to Registrant’s Registration Statement on Form S-1, Registration No. 333-42827).

10.8	Office Lease, undated, between Grove Lodge No. 824 Ancient Free and Accepted Masons and Midwest Bank of Hinsdale (incorporated by reference to Registrant’s Registration Statement on Form S-1, Registration No. 333-42827).

*10.15	Form of 2001 Supplemental Executive Retirement Agreement (incorporated by reference to Registrant’s Form 10-Q for the quarter ended September 30, 2001, File No. 001-13735).

*10.16	Form of Transitional Employment Agreement (Executive Officer Group) (incorporated by reference to Registrant’s Form 10-Q for the quarter ended September 30, 2001, File No. 001-13735).

10.17	Form of Restricted Stock Award Agreement for Officers, Restricted Stock Grant Notice for Officers, Incentive and Nonqualified Stock Options Award Agreements, and Stock Option Grant Notice for Officers (incorporated by reference to Registrant’s Report on Form 8-K filed August 29, 2005, File No. 001-13735).

*10.18	Form of 2005 Supplemental Executive Retirement Agreement (incorporated by reference to Registrant’s Report on Form 8-K filed October 28, 2005, File No. 001-13735).

10.19	Form of Restricted Stock Award Agreement for Non-employee Directors and Restricted Stock Grant Notice for Non-employee Directors (incorporated by reference to Registrant’s Report on Form 8-K filed October 28, 2005, File No. 001-13735).

10.21	Lease dated as of April 29, 1976, between Sanfilippo, Joseph C. and Grace Ann and Fairfield Savings and Loan Association, as amended (incorporated by reference to Registrant’s Form 10-K for the year ended December 31, 2003, File No. 001-13735).

10.22	Lease dated as of August 28, 2002 between Glen Oak Plaza and Midwest Bank and Trust Company (incorporated by reference to Registrant’s Form 10-K for the year ended December 31, 2003, File No. 001-13735).

10.24	Loan Agreement as of March 24, 2006, between the Company and M&I Marshall & Ilsley Bank (incorporated by reference to Registrant’s Report on Form 8-K filed March 24, 2006, File No. 001-13735).

10.25	Employment Agreement as of September 28, 2004 between the Company and the Chief Executive Officer (incorporated by reference to Registrant’s Form 10-Q for the quarter ended September 30, 2004, File No. 001-13735).

10.26	Retirement Agreement as of September 28, 2004 between the Company and retiring Chief Executive Officer (incorporated by reference to Registrant’s Form 10-Q for the quarter ended September 30, 2004, File No. 001-13735).

10.27	Midwest Banc Holdings, Inc. Severance Policy as of June 28, 2005 (incorporated by reference to Registrant’s Form 8-K dated June 28, 2005, File No. 001-13735).

10.29	Midwest Banc Holdings, Inc. Directors Deferred Compensation Plan (incorporated by reference to Registrant’s Report on Form 8-K filed December 16, 2005, File No. 001-13735).

10.30	Amendment to Employment Agreement as of September 28, 2004 between the Company and the Chief Executive Officer (incorporated by reference to Registrant’s Report on Form 8-K filed March 24, 2006, File No. 001-13735).

*10.31	Amended and Restated Employment Agreement dated February 8, 2006 by and between Royal American Bank and Jay Fritz, assumed by the Company as of July 1, 2006 (incorporated by reference to Registrant’s Report on Form 8-K filed July 7, 2006, File No. 001-13735).

10.32	Lease dated April 1, 1993, by and between Royal American Bank and LaSalle National Trust, N.A., as amended, assumed by the Company as of July 1, 2006.

10.33	Lease dated April 19, 1993 by and between Royal American Bank and Hamilton Forsythe 1000 Tower Lane LLC, successor-in-interest to Bensenville Office Venture, as amended, assumed by the Company as of July 1, 2006.

10.34	Sublease dated January 31, 2006 by and between Royal American Bank and JPMorgan Chase Bank, National Association, assumed by the Company as of July 1, 2006.

10.35	Lease dated January 20, 2006 by and between Royal American Bank and MEG Associates Limited Partnership, assumed by the Company as of July 1, 2006.

10.36	Lease dated October 28, 1996 by and between Royal American Bank and Tiffany Pointe, Inc./Marquette Bank, , as amended, assumed by the Company as of July 1, 2006.

10.37	Lease dated September 24, 1999, by and between Royal American Bank and Moats Office Properties, Inc., as amended, assumed by the Company as of July 1, 2006.

10.38	Lease dated July 14, 2006 by and between Midwest Bank and Trust Company and William C. Moran.

*10.39	First Amendment to the Form of 2001 Supplemental Executive Retirement Agreement (incorporated by reference to Registrant’s Report on Form 8-K filed October 28, 2005, File No. 001-13735).

*10.40	Second Amendment to the Form of 2001 Supplemental Executive Retirement Agreement.

*10.41	Form of 2006 Supplemental Executive Retirement Agreement.

*10.42	First Amendment to the Form of 2005 Supplemental Executive Retirement Agreement.

10.43	Lease dated November 9, 2005 by and between Midwest Bank and Trust Company and Crossings Commercial, LLC.

31.1	Rule 13a-14(a) Certification of Principal Executive Officer.

31.2	Rule 13a-14(a) Certification of Principal Financial Officer.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, from the Company’s Chief Executive Officer and Chief Financial Officer.

*	Indicates management contracts or compensatory plans or arrangements required to be filed as an exhibit.