Form 10-K
period 2006-12-31
MIDWEST BANC HOLDINGS INC
filed 2007-03-15
CIK 1051379

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2006
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by Reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐     Accelerated filer ☑     Non-accelerated filer ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐     No ☑

The aggregate market value of the voting and nonvoting common equity held by nonaffiliates of the registrant on June 30, 2006, based on the last sales price quoted on the Nasdaq National Market System on that date, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $488.3 million.

As of March 15, 2007, the number of shares outstanding of the registrant’s common stock, par value $0.01 per share, was 24,692,584.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Company’s Proxy Statement for the 2007 Annual Meeting of Stockholders are incorporated by reference into Part III.

MIDWEST BANC HOLDINGS, INC.

FORM 10-K

PART I

Item 1.	Business

The Company

Midwest Banc Holdings, Inc. (the “Company”), a Delaware corporation founded in 1983, is a community-based bank holding company under the Bank Holding Company Act of 1956, as amended, for its bank subsidiary and is headquartered in Melrose Park, Illinois. Through its wholly owned subsidiaries, the Company provides a wide range of services, including traditional banking services, personal and corporate trust services, residential mortgage services, insurance brokerage and retail securities brokerage services. The Company’s principal operating subsidiary is Midwest Bank and Trust Company (the “Bank”), an Illinois state bank that operates 24 banking centers in the Chicago metropolitan area. The Company operates in one business segment, community banking, providing a full range of services to individual and corporate customers. Midwest Financial and Investment Services, Inc., a subsidiary of the Company, provides securities brokerage services to customers of the Bank. Midwest Bank Insurance Services, L.L.C., a subsidiary of the Bank, acts as an insurance agency for individuals and corporations. Royal American Investment Services, a subsidiary of the Bank, is a NASD registered broker/dealer.

The Company focuses on establishing and maintaining long-term relationships with customers and is committed to serving the financial services needs of the communities it serves. In particular, the Company has emphasized in the past and intends to continue to emphasize its relationships with individual customers and small-to-medium-sized businesses. The Company actively evaluates the credit needs of its markets, including low- and moderate-income areas, and offers products that are responsive to the needs of its customer base. The markets served by the Company provide a mix of real estate, commercial and industrial, and consumer lending opportunities, as well as a stable core deposit base. The Company has expanded its trust administration and trust services activities along with broker/dealer activities.

2006 Developments

On February 8, 2006, the Company, as part of its expansion strategy, entered into an agreement to acquire Royal American Corporation (“Royal American”), a bank holding company, in a cash and stock merger transaction. This transaction closed on June 30, 2006 with an effective date of July 1, 2006 when Royal American merged into the Company. At acquisition, Royal American had total assets of $561.2 million. The Company’s stock comprised approximately 50% of the purchase price, at an exchange ratio of 3.58429 shares of Company common stock for each Royal American common share, and the remainder was paid in cash at the rate of $80 for each share of Royal American common shares. The Company issued 2.9 million common shares, paid $64.6 million in cash, and paid $795,000 in costs that were capitalized for a total purchase price of $129.2 million.

The acquisition of Royal American diversified the Company’s deposit and lending mix as well as sources of noninterest income. Mr. J. J. Fritz, Chairman and Chief Executive Officer of Royal American, along with Mr. Thomas A. Rosenquist, joined the Boards of Directors of the Company and Bank. In addition, Mr. Fritz, now serves as an Executive Vice President of the Company and President and Chief Operating Officer of the Bank. The executive management team of the Bank was expanded with the additions of other Royal American executives. Each key revenue producer from Royal American has been retained.

During 2006, the Company repurchased 204,188 shares of its common stock at an average price of $23.37. These shares were acquired in private and public transactions as part of the Company’s 5% stock repurchase program. There are 1.0 million shares still authorized to be repurchased under this program.

Earnings for 2006 were reduced by provisions for loan losses recorded to reflect the deterioration of one large lending relationship. Developments in this customer’s operations, relating to uncertainty of the customer’s ability to collect a large account receivable, prompted the Company to record a $5.5 million provision for loan losses and charge off $7.5 million of these loans in the fourth quarter of 2006. The Company recorded a loan loss provision of $5.0 million relating to this problem relationship in the second quarter of 2006.

The Company reduced its loan concentrations in 2006. The balance outstanding for borrowing relationships of $30.0 million or more decreased by $124.0 million, or 56.7% compared to 2005.

2005 Developments

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

Board of Directors Alignment.  In May 2005, two new directors were elected at the annual stockholders’ meeting. In June 2005, the Company aligned the membership of the holding company board with that of the Bank’s Board of Directors, resulting in the addition of two new directors to the Company’s Board. By creating identical boards for the two entities, the Company intends to increase the consistency and depth of oversight for both organizations. The Company’s By-laws were amended to reduce the number of director’s qualifying shares to 3,000 and eliminate the staggered board so that each director would be nominated and stand for election on an annual basis. In May 2006, two directors retired from the Board. In July 2006, two new directors were appointed as part of the Royal American acquisition.

Issuance of 3,450,000 shares of common stock.  In August 2005, the Company raised $67.9 million, net of issuance costs, through an offering of 3,450,000 shares of common stock, including the over-allotment exercise by underwriters, at $21 per share. The infusion of capital strengthened the Company’s balance sheet, following a number of charges related to its repositioning.

Sale of Midwest Bank of Western Illinois.  In September 2005, the Company sold Midwest Bank of Western Illinois (“MBWI”), a six-branch bank subsidiary with $282.5 million in assets, to an investor group including members of the subsidiary’s management team and board of directors. The Company recognized a $6.9 million gain, net of tax, in the third quarter as a result of the transaction.

Exit from Regulatory Process.  In September 2005, the Company successfully completed a number of initiatives included in a written agreement among the Company, the Bank, the Federal Reserve Bank of Chicago and the Illinois Department of Financial and Professional Regulation, which led to the termination of the then existing written agreement. The Company had entered the written agreement with the regulators in March 2004, after a regulatory review led to a call for improved oversight of asset quality, internal controls, and certain risk management processes.

As described in greater detail later in this document, the Company’s performance includes a number of one-time items, special charges, and discontinued operations that can make comparisons of 2006, 2005, and 2004 results difficult. To provide increased clarity to investors and other interested parties, additional tables and discussions of ongoing or core operations are included herein.

Strategy

The Company’s strategic plan emphasizes expanded penetration of the community banking market in the Chicago metropolitan area, along with strong management of asset quality and risk. Initiatives implemented in 2005 and 2006 have increased the level of stockholders’ equity, added to the depth of management at the Bank and

Company, reduced the risk in the securities portfolio and improved operational controls. Among the strategies developed to achieve growth targets are:

Expand and diversify loan portfolio.  The Company has increased its staff of commercial loan officers and assigned more aggressive goals for loan origination. The Royal American acquisition significantly enhanced loan portfolio diversification along with adding seasoned management with strong credit and new business development skills. Further growth is expected in commercial and industrial lending; as commercial real estate and construction lending should continue to decline as a percentage of the total loan portfolio. Beyond loan growth itself, the Company is seeking more commercial and industrial loans and retail loans to balance better the strong penetration of real estate lending in the Bank’s markets.

Expand deposit base.  To fund loan growth, the Company is focused on deposit generation, including demand deposits, interest-bearing demand deposits, money market, and savings accounts. The Royal American acquisition added a strong core deposit base. The Company has changed and expanded staffing and management at its banking centers and initiated a number of customer outreach initiatives to expand deposits in a highly competitive market environment. The Company is in the process of creating a performance-driven sales environment and increasing customer activity in its branches. The competitive Chicago market continues to be a challenging environment for attracting low cost core deposits.

Expand footprint in Chicago market.  The Company plans to expand in the Chicago market through acquisitions and selective branch opportunities, in addition to internal growth. The Company opened a branch in Franklin Park, Illinois in June 2006. Management, however, believes the Chicago market to be saturated and that its preferred strategy is to acquire additional branches through acquisition. As part of this strategy, the Company consummated the acquisition of Royal American Corporation as of July 1, 2006, as discussed further in Note 3 of the Notes to the Audited Consolidated Financial Statements. The merger expanded the Company’s number of branches from 18 to 24. The new branches are located in the following suburbs of Chicago: Bensenville, Buffalo Grove, Bloomingdale, Inverness, Naperville, and Elgin.

The acquisition of Royal American promotes the Company’s strategic plans by:

•	Expanding the community banking market penetration;

•	Adding experienced key executives;

•	Expanding the size of the loan portfolio and diversifying its risk profile by increasing the percentage of commercial and industrial loans and owner-occupied commercial real estate loans, while decreasing the percentage of construction loans;

•	Expanding the deposit base by adding a higher percentage of noninterest-bearing and interest-bearing demand deposit, money market, and savings accounts; and

•	Acquiring approximately $200.0 million in managed trust assets.

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

Certain information with respect to the Bank and the Company’s nonbank subsidiaries as of December 31, 2006, is set forth below:

			Number of
			Banking Centers
Company Subsidiaries	Headquarters	Market Area	or Offices

Banks:
Midwest Bank and Trust Company	Elmwood Park, IL	Addison, Algonquin,	24
Bensenville, Bloomingdale,
Buffalo Grove, Chicago,
Downers Grove, Elgin
Elmwood Park, Franklin Park, Glenview, Hinsdale,
Inverness, Island Lake,
Long Grove, McHenry,
Melrose Park, Naperville Norridge, Roselle,
		and Union
Non-banks:
Midwest Bank Insurance Services, L.L.C.	Algonquin, IL	*	1
MBTC Investment Company	Las Vegas, NV	**	2
Midwest Funding, L.L.C.	Melrose Park, IL	***	1
MBHI Capital Trust II	Melrose Park, IL	****	—
MBHI Capital Trust III	Melrose Park, IL	****	—
MBHI Capital Trust IV	Melrose Park, IL	****	—
MBHI Capital Trust V	Melrose Park, IL	****	—
Royal Capital Trust I	Melrose Park, IL	****	—
Midwest Financial and Investment Services, Inc	Elmwood Park, IL	*****	24
Royal American Investment Services, Inc.	Elmwood Park, IL	*****	1

*	Provides insurance products.

**	Provides additional investment portfolio management to the Bank.

***	Provides real estate management services to the Bank.

****	The trust is a statutory business trust formed as a financing subsidiary of the Company.

*****	Provides securities brokerage services.

History

The Bank

Midwest Bank and Trust Company was established in 1959 in Elmwood Park, Illinois to provide community and commercial banking services to individuals and businesses in the neighboring western suburbs of Chicago. The Company pursued growth opportunities through acquisitions and the establishment of new branches. The more recent are described below.

•	On January 3, 2003, the Company completed the acquisition of Big Foot Financial Corp. (“BFFC”). BFFC was the holding company for Fairfield Savings Bank, F.S.B. with approximately $200 million in total assets at December 31, 2002, and three branches in Chicago, Long Grove, and Norridge which were merged into the Bank. The Company issued a total of 1,599,088 shares in the transaction.

•	In 2004, the Bank added new branches in Addison and Glenview, Illinois.

•	In September 2005, the Company sold Midwest Bank of Western Illinois and its insurance agency subsidiary in order to focus on the Chicago metropolitan area.

•	The Company opened an additional branch in Franklin Park, Illinois in 2006.

•	On July 1, 2006, the Company, as part of its expansion strategy, completed its acquisition of Royal American The Company issued 2.9 million common shares, paid $64.6 million in cash, and paid $795,000 in costs that were capitalized for a total purchase price of $129.2 million.

As discussed in the “Strategy” section, the Company plans to enlarge its presence in the Chicago market and will be selective in the manner in which it accomplishes this expansion. Management believes that there will be limited branch opportunities; however it is looking to acquire targets that would meet its objectives including diversifying the loan and deposit mix and reducing the Company’s risk profile.

Non-bank Subsidiaries

The Company’s non-bank subsidiaries were established to support the retail and commercial banking activities of the Bank.

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

In August 2002, the Bank established MBTC Investment Company. This subsidiary was capitalized through the transfer of investment securities from the Bank and was formed to diversify management of that portion of the Company’s securities portfolio. In May 2006, MBTC Investment Company established Midwest Funding, L.L.C. This subsidiary holds real estate assets.

In July 2006, the Bank acquired Royal American Investment Services, Inc., a registered bank-affiliated securities broker-dealer and registered investment advisor, through the Royal American merger. Royal American Investment Services, Inc. is registered with the Securities and Exchange Commission as a broker-dealer and is a member of the National Association of Securities Dealers. It operates a general securities business as an introducing broker-dealer.

The Company formed four statutory trusts between October 2002 and June 2005 to issue $54.0 million in floating-rate trust preferred securities through four statutory trusts. Through the Royal American merger in July 2006, the Company acquired a statutory trust that in April 2004 had issued $10.0 million in trust preferred securities. These trust preferred securities have a fixed rate until the optional redemption date and a floating rate thereafter until maturity. These offerings were pooled private placements exempt from registration under the Securities Act pursuant to Section 4(2) thereunder. The Company has provided a full, irrevocable, and unconditional subordinated guarantee of the obligations of the five trusts under the preferred securities. The Company is obligated to fund dividends on these securities before it can pay dividends on its shares of common stock. See Note 13 to the Notes to the Consolidated Financial Statements. These five trusts and its trust preferred securities are detailed below as follows:

				Mandatory	Optional
				Redemption	Redemption
Issuer	Issue Date	Amount	Rate	Date	Date
		(In thousands)

MBHI Capital Trust II	October 29, 2002	$15,000	LIBOR+3.45%	November 7, 2032	November 7, 2007
MBHI Capital Trust III	December 19, 2003	$9,000	LIBOR+3.00%	December 30, 2033	December 30, 2008
MBHI Capital Trust IV	December 19, 2003	$10,000	LIBOR+2.85%	January 23, 2034	January 23, 2009
MBHI Capital Trust V	June 7, 2005	$20,000	LIBOR+1.77%	June 15, 2035	June 15, 2010
Royal Capital Trust I	April 30, 2004	$10,000	6.62% until July23, 2009;	July 23, 2034	July 23, 2009
			LIBOR+2.75% thereafter

Markets

The largest segments of the Company’s customer base live and work in relatively mature markets in Cook, DuPage, Lake, and McHenry Counties. The Company considers its primary market areas to be those areas immediately surrounding its offices for retail customers and generally within a 10-20 mile radius for commercial relationships. The Bank operates 24 full-service locations in the Chicago metropolitan area. The communities in which the Bank’s offices are located have a broad spectrum of demographic characteristics. These communities include a number of densely populated areas as well as suburban areas, and some extremely high-income areas as well as many middle-income and some low-to-moderate income areas.

Competition

The Company competes in the financial services industry through the Bank, Midwest Bank Insurance Services, L.L.C., Midwest Financial and Investment Services, Inc. and Royal American Investment Services, Inc. The financial services business is highly competitive. The Company encounters strong direct competition for deposits, loans, and other financial services with the Company’s principal competitors including other commercial banks, savings banks, savings and loan associations, mutual funds, money market funds, finance companies, credit unions, mortgage companies, insurance companies and agencies, private issuers of debt obligations and suppliers of other investment alternatives, such as securities firms.

Several major multi-bank holding companies operate in the Chicago metropolitan market. Generally, these financial institutions are significantly larger than the Company and have access to greater capital and other resources. In addition, many of the Company’s non-bank competitors are not subject to the same degree of regulation as that imposed on bank holding companies, federally insured banks, and Illinois-chartered banks. As a result, such non-bank competitors have advantages over the Company in providing certain services.

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

The Chicago market is highly competitive making it more difficult to retain and attract customer relationships. The Company recognizes this and has initiatives to address the competition. Part of the Company’s marketing strategy is to create a performance-driven sales environment, increase activity in its branches, build and launch a renewed promotional image, and build and market a strong private banking program.

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

Commercial Loans.  Commercial and industrial loans are made to small- to medium-sized businesses that are sole proprietorships, partnerships, and corporations. Generally, these loans are secured with collateral including accounts receivable, inventory and equipment. The personal guarantees of the principals may also be required. Frequently, these loans are further secured with real estate collateral.

Construction Loans.  Construction loans include loans for land development and for commercial and residential development and improvements. The majority of these loans are in-market to known and established borrowers and have pre-sale requirements.

Commercial Real Estate Loans.  Commercial real estate loans are loans secured by the real estate including farmland, multifamily residential properties, and other nonfarm-nonresidential properties. These loans are generally short-term balloon loans, with fixed or adjustable rates mortgages and terms of one to five years.

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

Lending officers are assigned various levels of loan approval authority based upon their respective levels of experience and expertise. Loan approval is also subject to the Company’s formal loan policy, as established by the Bank’s Board of Directors. The Bank’s loan policies establish lending authority and limits on an individual and committee basis. The loan approval process is designed to facilitate timely decisions while adhering to policy parameters and risk management targets.

ATMs

The Bank maintains a network of 26 ATM sites generally located within the Bank’s local market. All except two ATMs are owned by the Bank. Twenty-two of the ATM sites are located at various banking centers and four are maintained off-site. The Bank is now a member of the STARsf Surcharge-Free Network. The Bank’s participation allows customers to access their accounts at several hundred ATMs nationwide without incurring additional transaction fees.

Trust Activities

The Bank offers personal and corporate trust, employee benefit trust, land trust, and agencies, custody, and escrow services. As of December 31, 2006, the Bank maintained trust relationships holding an aggregate market value of $220.0 million in assets and administered 1,647 land trust accounts.

Insurance Services

Midwest Bank Insurance Services, L.L.C. is an independent insurance agency which concentrates in commercial and individual insurance products including fixed rate annuities. Insurance services are also offered through Royal American Investment Services, Inc., a subsidiary of the Bank, which concentrates in life insurance and annuity products.

Securities Brokerage

The Company’s subsidiary, Midwest Financial and Investment Services, Inc. and the Bank’s subsidiary, Royal American Investment Services, Inc., a registered bank-affiliated securities broker-dealer and registered investment advisor, offer securities-brokerage services through the Bank’s investment centers. Licensed brokers serve all branches and provide investment-related services, including securities trading, financial planning, mutual funds sales, fixed and variable rate annuities, and tax-exempt and conventional unit trusts. This activity furthers one of the Company’s strategic goals of increasing revenues from investment sources to enhance the Company’s profitability.

Employees

As of December 31, 2006, the Company and its subsidiaries had 496 full-time equivalent employees compared to 402 full-time equivalent employees a year ago. The Royal American acquisition accounted for 50 full-time equivalent employees of the increase. Management considers its relationship with its employees to be good.

Available Information

The Company’s internet address is www.midwestbanc.com. The Company is an SEC registrant and posts its SEC filings, including Forms 10-K, 10-Q, 8-K, and amendments thereto, on its website on the day they are filed under Investor Relations. The Company will also provide free copies of its filings upon written request to: Chief Financial Officer, 501 West North Ave., Melrose Park, IL 60160.

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

Bank Holding Company Regulation

The Company is registered as a “bank holding company” with the Board of Governors of the Federal Reserve System (the “Federal Reserve”) and, accordingly, is subject to supervision and regulation by the Federal Reserve under the Bank Holding Company Act (the Bank Holding Company Act and the regulations issued thereunder are collectively referred to as the “BHC Act”). The Company is required to file with the Federal Reserve periodic reports and such additional information as the Federal Reserve may require pursuant to the BHC Act. The Federal Reserve examines the Company and the Bank, and may examine the Company’s other subsidiaries.

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

Under the BHC Act, the Company and the Bank are prohibited from engaging in certain tie-in arrangements in connection with an extension of credit, lease, sale of property or furnishing of services. This means that, except with respect to traditional banking products, the Company may not condition a customer’s purchase of one of its services on the purchase of another service.

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

It is the policy of the Federal Reserve that the Company is expected to act as a source of financial strength to the Bank and to commit resources to support the Bank. The Federal Reserve takes the position that in implementing this policy, it may require the Company to provide such support when the Company otherwise would not consider itself able to do so.

The Federal Reserve has adopted risk-based capital requirements for assessing bank holding company capital adequacy. These standards define regulatory capital and establish minimum capital ratios in relation to assets, both on an aggregate basis and as adjusted for credit risks and off-balance-sheet exposures. The Federal Reserve’s risk-based guidelines apply on a consolidated basis for bank holding companies with consolidated assets of $150 million or more. Under the Federal Reserve’s risk-based guidelines, capital is classified into two categories. For bank holding companies, Tier 1, or “core”, capital consists of common stockholders’ equity, qualifying noncumulative perpetual preferred stock (including related surplus), qualifying cumulative perpetual preferred stock (including related surplus) (subject to certain limitations) and minority interests in the common equity accounts of consolidated subsidiaries, and is reduced by goodwill, and specified intangible assets (“Tier 1 Capital”). Tier 2, or “supplementary” capital consists of the allowance for loan and lease losses, perpetual preferred stock and related surplus, “hybrid capital instruments,” unrealized holding gains on equity securities, perpetual debt and mandatory convertible debt securities, and term subordinated debt and intermediate-term preferred stock, including related surplus.

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

As of December 31, 2006, the Company had regulatory capital in excess of the Federal Reserve’s minimum requirements. The Company had a total capital to risk-weighted assets ratio of 13.0%, a Tier 1 capital to risk-weighted assets ratio of 11.9%, and a leverage ratio of 9.4% as of December 31, 2006. See “Capital Resources.”

The Sarbanes-Oxley Act of 2002 implemented legislative reforms intended to address corporate and accounting fraud. In addition to the establishment of a new accounting oversight board which enforces auditing, quality control and independence standards and is funded by fees from all publicly traded companies, the legislation and the related regulations restrict provision of both auditing and consulting services by accounting firms. To ensure auditor independence, any non-audit services being provided to an audit client require pre-approval by the company’s audit committee. In addition, audit partners must be rotated. The legislation and the related regulations require the principal chief executive officer and the principal chief financial officer to certify to the accuracy of periodic reports filed with the SEC and subject them to civil and criminal penalties if they knowingly or willfully violate this certification requirement. In addition, counsel is required to report evidence of a material violation of the securities laws or a breach of fiduciary duty by a company to its chief executive officer or its chief legal officer, and, if such officer does not appropriately respond, to report such evidence to the audit committee or other similar committee of the board of directors or the board itself.

The legislation provides for disgorgement of bonuses issued to top executives prior to restatement of a company’s financial statements if such restatement was due to corporate misconduct. Executives are also prohibited from insider trading during pension fund “blackout” periods, and loans to company executives are restricted. The legislation and the related regulations accelerated the time frame for disclosures by public companies, as they must immediately disclose any material changes in their financial condition or operations. Directors and executive officers must also provide information for most changes in ownership in a company’s securities within two business days of the change.

The legislation and the related regulations also increase the oversight of, and codifies certain requirements relating to audit committees of public companies and how they interact with the company’s registered public accounting firm. Audit committee members must be independent and are barred from accepting consulting, advisory or other compensatory fees from the company. In addition, companies must disclose whether at least one member of the committee is a “financial expert” as defined by the SEC and if not, why not. The SEC has also prescribed rules requiring inclusion of an internal control report and assessment by management in the annual report to shareholders. The registered public accounting firm issues the audit report to attest to and report on management’s assessment of the company’s internal controls. See “Item 9A. Controls and Procedures” of this Annual Report on Form 10-K.

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

Delaware law also places certain limitations on the ability of the Company to pay dividends. For example, the Company may not pay dividends to its stockholders if, after giving effect to the dividend, the Company would not be able to pay its debts as they become due. Because a major source of the Company’s revenues is dividends the Company receives and expects to receive from the Bank, the Company’s ability to pay dividends is likely to be dependent on the amount of dividends paid by the Bank. No assurance can be given that the Bank will continue to pay such dividends to the Company on its stock.

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

The deposits of the Bank are insured by the Deposit Insurance Fund (“DIF”) under the provisions of the Federal Deposit Insurance Act (the “FDIA”), and the Bank is, therefore, also subject to supervision and examination by the FDIC. The FDIA requires that the appropriate federal regulatory authority approve any merger and/or consolidation by or with an insured bank, as well as the establishment or relocation of any bank or branch office. The FDIA also gives the Federal Reserve and other federal bank regulatory agencies power to issue cease and desist orders against banks, holding companies or persons regarded as “institution affiliated parties.” A cease and desist order can either prohibit such entities from engaging in certain unsafe and unsound bank activity or can require them to take certain affirmative action.

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

At December 31, 2006, the Bank has a Tier 1 capital to risk-weighted assets ratio and a total capital to risk-weighted assets ratio which meets the above requirements. The Bank has a Tier 1 capital to risk-weighted assets ratio of 11.2% and a total capital to risk-weighted assets ratio of 12.2%.

Standards for Safety and Soundness.  The Federal Reserve and the other federal bank regulatory agencies have adopted a set of guidelines prescribing safety and soundness standards pursuant to FDICIA. The guidelines establish general standards relating to internal controls and information systems, internal audit systems, loan documentation, credit underwriting, interest rate exposure, asset growth and compensation, fees and benefits. In general, the guidelines require, among other things, appropriate systems and practices to identify and manage the risks and exposures specified in the guidelines. The guidelines prohibit excessive compensation as an unsafe and unsound practice and describe compensation as excessive when the amounts paid are unreasonable or disproportionate to the services performed by an executive officer, employee, director or principal shareholder. In addition, the Federal Reserve adopted regulations that authorize, but do not require, the Federal Reserve to order an institution that has been given notice by the Federal Reserve that it is not satisfying any of such safety and soundness standards to submit a compliance plan. If, after being so notified, an institution fails to submit an acceptable compliance plan or fails in any material respect to implement an accepted compliance plan, the Federal Reserve must issue an order directing action to correct the deficiency and may issue an order directing other actions of the types to which an undercapitalized association is subject under the “prompt corrective action” provisions of FDICIA. If an institution fails to comply with such an order, the Federal Reserve may seek to enforce such order in judicial proceedings and to impose civil money penalties. The Federal Reserve and the other federal bank regulatory agencies also adopted guidelines for asset quality and earnings standards.

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

In addition, the federal banking agencies adopted a final rule, which modified the risk-based capital standards to provide for consideration of interest rate risk when assessing the capital adequacy of a bank. Under this rule, the Federal Reserve and the FDIC must explicitly include a bank’s exposure to declines in the economic value of its capital due to changes in interest rates as a factor in evaluating a bank’s capital adequacy. The federal banking agencies also have adopted a joint agency policy statement providing guidance to banks for managing interest rate risk. The policy statement emphasizes the importance of adequate oversight by management and a sound risk management process. The assessment of interest rate risk management made by the bank’s examiners will be incorporated into the bank’s overall risk management rating and used to determine the effectiveness of management.

As part of their ongoing supervisory monitoring process, the federal regulatory agencies use certain criteria to identify institutions that are potentially exposed to significant loan concentration risks. In 2007, the regulatory agencies issued new guidelines relating to commercial real estate (“CRE”) lending risks. An institution experiencing rapid growth in CRE lending, having notable exposure to a specific type of CRE, or approaching or exceeding the specified CRE supervisory criteria may be subjected to further supervisory analysis. Because these are guidelines, the supervisory monitoring criteria do not constitute limits on an institution’s lending activity but rather serve as high-level indicators to identify institutions potentially exposed to CRE concentration risk. The criteria do not constitute a “safe harbor” for institutions if other risk indicators are present. Existing capital adequacy guidelines require an institution to hold capital commensurate with the level and nature of the risks to which it is exposed. Regulatory agencies may consider the level and nature of inherent risk in an institution’s CRE portfolio along with other factors to determine if an institution is maintaining an adequate capital level to serve as a buffer against unexpected losses and can require such an institution to develop a plan for reducing its CRE concentrations or for increasing or maintaining capital appropriate to the level and nature of its lending concentration risk.

Prompt Corrective Action.  FDICIA requires the federal banking regulators to take prompt corrective action with respect to depository institutions that fall below minimum capital standards and prohibits any depository institution from making any capital distribution that would cause it to be undercapitalized. Institutions that are not adequately capitalized may be subject to a variety of supervisory actions including, but not limited to, restrictions on growth, investment activities, capital distributions and affiliate transactions and will be required to submit a capital restoration plan which, to be accepted by the regulators, must be guaranteed in part by any company having control of the institution (such as the Company). In other respects, FDICIA provides for enhanced supervisory authority, including greater authority for the appointment of a conservator or receiver for undercapitalized institutions. The capital-based prompt corrective action provisions of FDICIA and their implementing regulations apply to FDIC-insured depository institutions. However, federal banking agencies have indicated that, in regulating bank holding companies, the agencies may take appropriate action at the holding company level based on their assessment of the effectiveness of supervisory actions imposed upon subsidiary insured depository institutions pursuant to the prompt corrective action provisions of FDICIA.

Insurance of Deposit Accounts.  The Bank is required to pay deposit insurance premiums based on the risk it poses to the insurance fund. The FDIC has authority to raise or lower assessment rates on insured deposits in order to achieve statutorily required reserve ratios in the insurance funds and to impose special additional assessments. Each depository institution is assigned to one of three capital groups: “well capitalized,” “adequately capitalized” or “undercapitalized.” An institution is considered well capitalized if it has a total risk-based capital ratio of 10% or greater, has a Tier 1 risk-based capital ratio of 6% or greater, has a leverage ratio of 5% or greater and is not subject to any order or written directive to meet and maintain a specific capital level. An “adequately capitalized” institution is defined as one that has a total risk-based capital ratio of 8% or greater, has a Tier 1 risk-based capital ratio of 4% or greater, has a leverage ratio of 4% or greater and does not meet the definition of a well capitalized bank. An institution is considered “undercapitalized” if it does not meet the definition of “well-capitalized” or “adequately capitalized.” Within each capital group, institutions are assigned to one of three supervisory subgroups: “A” (institutions with few minor weaknesses), “B” (institutions which demonstrate weaknesses which, if not corrected, could result in significant deterioration of the institution and increased risk of loss to DIF), and “C” (institutions that pose a substantial probability of loss to DIF unless effective corrective action is taken). Accordingly, there are nine combinations of capital groups and supervisory subgroups to which varying assessment rates would be applicable. An institution’s assessment rate depends on the capital category and supervisory category to which it is assigned.

During 2006, the Bank was assessed deposit insurance in the aggregate amount of $233,000. Deposit insurance may be terminated by the FDIC upon a finding that an institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC. Such terminations can only occur, if contested, following judicial review through the federal courts. The management of the Bank does not know of any practice, condition or violation that might lead to termination of deposit insurance.

On February 8, 2006, President Bush signed into law the Federal Deposit Insurance Reform Act of 2005 (“Reform Act”). Major provisions in the legislation include: merging the Bank Insurance Fund and the Savings Association Insurance Fund (“SAIF”); maintaining basic deposit and municipal account insurance coverage at $100,000 but providing for a new basic insurance coverage for retirement accounts of $250,000 (insurance coverage for basic deposit and retirement accounts could be increased for inflation every five years in $10,000 increments beginning in 2011); providing the FDIC with the ability to set the designated reserve ratio within a range of between 1.15% and 1.50%, rather than maintaining 1.25% at all times regardless of prevailing economic conditions; providing a one-time assessment credit to banks and savings associations in existence on December 31, 1996 (the Bank’s one-time credit amount is $1.1 million, which the Bank may use to offset future premiums with certain limitations); requiring the payment of dividends of 100% of the amount that the insurance fund exceeds 1.50% of the estimated insured deposits and the payment of 50% of the amount that the insurance fund exceeds 1.35% of the estimated insured deposits (when the reserve is greater than 1.35% but no more than 1.50%).

The Federal Deposit Insurance Act, as amended by the Reform Act, continues to require that the assessment system be risk-based and allows the FDIC to define risk broadly. It defines a risk-based system as one based on an institution’s probability of causing a loss to the deposit insurance fund due to the composition and concentration of the institution’s assets and liabilities, the amount of loss given failure, and revenue needs of the BIF. At the same time, the Reform Act also restores to the FDIC’s discretion to price deposit insurance according to risk for all insured institutions regardless of the level of the fund reserve ratio.

The Reform Act leaves in place the existing statutory provision allowing the FDIC to “establish separate risk-based assessment systems for large and small members of the DIF. Under the Reform Act, however, no insured depository institution shall be barred from the lowest-risk category solely because of size. Regulations implementing the risk-based assessment provision of the Reform Act (the “Final Rule”) were effective on January 1, 2007.

Risk Category I contains all well-capitalized institutions (generally those with a “CAMELS” composite rating of 1 or 2). Risk Category II contains all institutions with CAMELS composite ratings of 1, 2 or 3, except those in Risk Category I and undercapitalized institutions. Risk Category III contains all undercapitalized institutions and institutions with CAMELS composite ratings of 4 or 5 that are not undercapitalized. Risk Category IV contains all undercapitalized institutions.

The Final Rule sets actual rates beginning January 1, 2007, as follows:

	Risk Category
	I*
	Minimum	Maximum	II	III	IV

Annual Rates (in basis points)	5	7	10	28	43

*	Rates for institutions that do not pay the minimum or maximum rate vary between these rates.

The Final Rule continues to allow the FDIC Board to adjust rates uniformly from one quarter to the next, except that no single adjustment can exceed three basis points. In addition, cumulative adjustments cannot exceed a maximum of three basis points higher or lower than the base rates without further notice-and-comment rulemaking.

The FDIC may terminate the deposit insurance of any insured depository institution, including the Bank, if it determines after a hearing that the institution has engaged or is engaging in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, order or any condition imposed by an agreement with the FDIC. It also may suspend deposit insurance temporarily during the hearing process for the permanent termination of insurance, if the institution has no tangible capital. If insurance of accounts is terminated, the accounts at the institution at the time of the termination, less subsequent withdrawals, shall continue to be insured for a period of six months to two years, as determined by the FDIC. There are no pending proceedings to terminate the deposit insurance of the Bank.

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

Midwest Bank Insurance Services, L.L.C. is an independent insurance agency established by Midwest Bank and Trust Company in 1998. Insurance products are also sold through Royal American Investment Services, Inc., a subsidiary of the Bank acquired in 2006 through the acquisition of Royal American Corporation. Midwest Bank Insurance Services, L.L.C. and Royal American Investment Services, Inc. are registered with, and subject to examination by, the Illinois Department of Insurance.

Securities Brokerage.  Midwest Financial and Investment Services, Inc., a subsidiary of the Company, makes available investment services through Raymond James, a broker dealer and investment advisory firm registered with the SEC and a member of the National Association of Securities Dealers. Royal American Investment Services, Inc., a registered bank-affiliated securities broker-dealer and registered investment advisor, operates a general securities business as an introducing broker-dealer. It is registered with the Securities and Exchange Commission as a broker-dealer and is a member of the National Association of Securities Dealers.

The Bank is subject to many federal consumer protection statutes and regulations including the Equal Credit Opportunity Act, the Fair Housing Act, the Truth in Lending Act, the Truth in Savings Act, the Real Estate Settlement Procedures Act and the Home Mortgage Disclosure Act. Among other things, these acts:

•	require lenders to disclose credit terms in meaningful and consistent ways;

•	prohibit discrimination against an applicant in any consumer or business credit transaction;

•	prohibit discrimination in housing-related lending activities;

•	require certain lenders to collect and report applicant and borrower data regarding loans for home purchases or improvement projects;

•	require lenders to provide borrowers with information regarding the nature and cost of real estate settlements;

•	prohibit certain lending practices and limit escrow account amounts with respect to real estate transactions; and

•	prescribe possible penalties for violations of the requirements of consumer protection statutes and regulations.

Federal Fair Lending Laws.  The federal fair lending laws prohibit discriminatory lending practices. The Equal Credit Opportunity Act prohibits discrimination against an applicant in any credit transaction, whether for consumer or business purposes, on the basis of race, color, religion, national origin, sex, marital status, age (except in limited circumstances), receipt of income from public assistance programs or good faith exercise of any rights under the Consumer Credit Protection Act. Under the Fair Housing Act, it is unlawful for any lender to discriminate in its housing-related lending activities against any person because of race, color, religion, national origin, sex, handicap or familial status. Among other things, these laws prohibit a lender from denying or discouraging credit on a discriminatory basis, making excessively low appraisals of property based on racial considerations, or charging excessive rates or imposing more stringent loan terms or conditions on a discriminatory basis. In addition to private actions by aggrieved borrowers or applicants for actual and punitive damages, the U.S. Department of Justice and other regulatory agencies can take enforcement action seeking injunctive and other equitable relief for alleged violations.

Home Mortgage Disclosure Act.  The Federal Home Mortgage Disclosure Act, or HMDA, grew out of public concern over credit shortages in certain urban neighborhoods. One purpose of the HMDA is to provide public information that will help show whether financial institutions are serving the housing credit needs of the neighborhoods and communities in which they are located. The HMDA also includes a “fair lending” aspect that requires the collection and disclosure of data about applicant and borrower characteristics as a way of identifying possible discriminatory lending patterns and enforcing anti-discrimination statutes. The HMDA requires institutions to report data regarding applications for loans for the purchase or improvement of one-to four-family and multi-family dwellings, as well as information concerning originations and purchases of such loans. Federal bank regulators rely, in part, upon data provided under the HMDA to determine whether depository institutions engage in discriminatory lending practices.

The appropriate federal banking agency, or in some cases, U.S. Department of Housing and Urban Development, enforces compliance with the HMDA and implements its regulations. Administrative sanctions, including civil money penalties, may be imposed by supervisory agencies for violations of this act.

Real Estate Settlement Procedures Act.  The Federal Real Estate Settlement Procedures Act, or RESPA, requires lenders to provide borrowers with disclosures regarding the nature and cost of real estate settlements. RESPA also prohibits certain abusive practices, such as kickbacks, and places limitations on the amount of escrow accounts. Violations of RESPA may result in imposition of penalties, including: (1) civil liability equal to three times the amount of any charge paid for the settlement services or civil liability of up to $1,000 per claimant, depending on the violation; (2) awards of court costs and attorneys’ fees; and (3) fines of not more than $10,000 or imprisonment for not more than one year, or both.

Truth in Lending Act.  The federal Truth in Lending Act is designed to ensure that credit terms are disclosed in a meaningful way so that consumers may compare credit terms more readily and knowledgeably. As result of the act, all creditors must use the same credit terminology and expressions of rates, and disclose the annual percentage rate, the finance charge, the amount financed, the total of payments and the payment schedule for each proposed loan.

Violations of the Truth in Lending Act may result in regulatory sanctions and in the imposition of both civil and, in the case of willful violations, criminal penalties. Under certain circumstances, the Truth in Lending Act and Regulation Z of the Federal Reserve Act also provide a consumer with a right of rescission, which if exercised would require the creditor to reimburse any amount paid by the consumer to the creditor or to a third party in connection with the offending transaction, including finance charges, application fees, commitment fees, title search fees and appraisal fees. Consumers may also seek actual and punitive damages for violations of the Truth in Lending Act.

Federal Home Loan Bank System  The Bank is a member of the Federal Home Loan Bank system, which consists of 12 regional FHLBs. The FHLB system provides a central credit facility primarily for member institutions. The Bank, as a member of the FHLB of Chicago, is required to acquire and hold shares of capital stock in the respective FHLB in an amount at least equal to 1% of the aggregate principal amount of its unpaid residential mortgage loans and similar obligations at the beginning of each year, or 1/20 of its advances (borrowings) from the respective FHLB, whichever is greater. At December 31, 2006, the Bank had advances from the FHLB of Chicago with aggregate outstanding principal balances of $320.0 million, and the Bank’s investment in FHLB of Chicago stock of $16.0 million was at its minimum requirement. FHLB advances must be secured by specified types of collateral and are available to member institutions primarily for funding purposes.

Regulatory directives, capital requirements and net income of the FHLBs affect their ability to pay dividends to the Bank. In addition, FHLBs are required to provide funds to cover certain obligations and to fund the resolution of insolvent thrifts and to contribute funds for affordable housing programs. These requirements could reduce the amount of dividends that the FHLBs pay to their members and could also result in the FHLBs imposing a higher rate of interest on advances to their members.

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

Regulatory Developments

On April 16, 2004, the Company was informed by a letter from the Securities and Exchange Commission that the Commission was conducting an inquiry in connection with the Company’s restatement of its September 30, 2002 financial statements. The Company is cooperating fully with the Commission on this matter. No further inquires have been made since the initial contact.

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

Among the factors that could have an impact on the Company’s ability to achieve operating results, growth plan goals, and the beliefs expressed or implied in forward-looking statements are:

•	Management’s ability to reduce and effectively manage interest rate risk and the impact of interest rates in general on the volatility of the Company’s net interest income;

•	Fluctuations in the value of the Company’s investment securities;

•	The ability to attract and retain senior management experienced in banking and financial services;

•	The sufficiency of allowances for loan losses to absorb the amount of actual losses inherent in the existing portfolio of loans;

•	The ability to ultimately collect on the downgraded long-standing loan relationship;

•	The Company’s ability to adapt successfully to technological changes to compete effectively in the marketplace;

•	Credit risks and risks from concentrations (by geographic area and by industry) within the Bank’s loan portfolio and individual large loans;

•	The effects of competition from other commercial banks, thrifts, mortgage banking firms, consumer finance companies, credit unions, securities brokerage firms, insurance companies, money market and other mutual funds, and other financial institutions operating in the Company’s market or elsewhere or providing similar services;

•	The failure of assumptions underlying the establishment of allowances for loan losses and estimation of values of collateral and various financial assets and liabilities;

•	Volatility of rate sensitive deposits;

•	Operational risks, including data processing system failures or fraud;

•	Asset/liability matching risks and liquidity risks;

•	The ability to successfully acquire low cost deposits or funding;

•	The ability to successfully execute strategies to increase noninterest income;

•	The ability to successfully to grow non-commercial real estate loans;

•	The ability of the Company to fully realize expected cost savings and revenues in connection with the Royal American Corporation acquisition, or the ability to realize them on a timely basis;

•	Changes in the economic environment, competition, or other factors that may influence the anticipated growth rate of loans and deposits, the quality of the loan portfolio and loan and deposit pricing, and the Company’s ability to successfully pursue acquisition and expansion strategies and integrate any acquired companies;

•	The impact from liabilities arising from legal or administrative proceedings on the financial condition of the Company;

•	Possible administrative or enforcement actions of banking regulators in connection with any material failure of the Company or the Bank to comply with banking laws, rules or regulations;

•	Possible administrative or enforcement actions of the Securities and Exchange Commission (the “SEC”) in connection with the SEC inquiry of the restatement of the Company’s September 30, 2002 financial statements;

•	Governmental monetary and fiscal policies, as well as legislative and regulatory changes, that may result in the imposition of costs and constraints on the Company through higher FDIC insurance premiums, significant fluctuations in market interest rates, increases in capital requirements, and operational limitations;

•	Changes in general economic or industry conditions, nationally or in the communities in which the Company conducts business;

•	Changes in accounting principles, policies, or guidelines affecting the businesses conducted by the Company;

•	Acts of war or terrorism; and

•	Other economic, competitive, governmental, regulatory, and technical factors affecting the Company’s operations, products, services, and prices.

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

EXECUTIVE OFFICERS OF THE REGISTRANT

Listed below are the executive officers of the Company as of March 1, 2007.

James J. Giancola (58) was named Director, President, and Chief Executive Officer of the Company and Midwest Bank and Trust Company (the “Bank”) in September 2004. In November 2004, Mr. Giancola was named Chairman, Director, President, Chief Executive Officer of MBTC Investment Company. In February 2005, he was named Director of Midwest Financial and Investment Services, Inc. Prior to joining the Company, he was semi-retired and a private investor. Mr. Giancola has over 30 years experience in the banking industry. He served as president of Fifth Third Bank, Indiana from 1999 to 2000. He also served as president and CEO of CNB Bancshares, Inc., a seven billion dollar bank holding company in Evansville, Indiana from 1997 to 1999. Mr. Giancola also served as president of Gainer Bank located in Northwest Indiana.

Daniel R. Kadolph, CPA, (44) was named Executive Vice President of the Company in 2006. Mr. Kadolph has served as Chief Financial Officer of the Company since 2000. Mr. Kadolph was also named director of Midwest Financial and Investment Services, Inc. in March 2002 and a director, secretary, and treasurer of MBTC Investment Company in 2002. He has served as Treasurer of the Company since 1997 and was Comptroller of the Company from 1994 to 2006. Mr. Kadolph has served in various management capacities at the Company and its subsidiaries since 1988. Mr. Kadolph is a member of the Illinois CPA Society.

J. J. Fritz (58) was named Director and Executive Vice President of the Company and Director, President, and Chief Operating Officer of the Bank in July 2006. Mr. Fritz was also named director, president, and chief executive officer of Royal American Investment Services, Inc. in July 2006. Mr. Fritz and other investors founded Royal American in 1991, where he served as chairman and chief executive officer, after he served as chief executive officer of First Chicago Bank of Mt. Prospect. His lengthy career in the Chicago metropolitan area also includes positions at Northern Trust, First National Bank of Libertyville and Continental Illinois National Bank.

Mary C. Ceas, SPHR, (49) was named Senior Vice President — Human Resources of the Company in 2000. Previously, Ms. Ceas was Vice President — Human Resources since 1997 and served as Director — Training and Development from 1995 to 1997.

Jan R. Thiry, CPA (54) was named Chief Accounting Officer of the Company effective March 15, 2007. Mr. Thiry was hired in December 2006 as Senior Vice President and Controller of the Company and the Bank. Mr. Thiry was named manager of Midwest Funding, L.L.C. in December 2006. He served as senior vice president and controller of CIB Marine Bancshares in Pewaukee, Wisconsin from 1999 to 2006. Mr. Thiry has also held senior positions at M&I Corporation and Security Bank in Milwaukee, Wisconsin. Additionally, he was a senior auditor at KPMG LLP. Mr. Thiry is a member of the American Institute of Certified Public Accountants and the Wisconsin Institute of Certified Public Accountants.

Donald L. Wiest II (53) was named Executive Vice President and Chief Investment Officer of the Company in October 2006 and a director of MBTC Investment Company in November 2006. He has served as executive vice president and chief investment officer for Waypoint Bank in Harrisburg, Pennsylvania. Before joining Waypoint Bank, Wiest was an assistant vice president and trust and private asset manager at Mellon Bank in Harrisburg.

Sheldon Bernstein (60) was named Executive Vice President of the Bank in January 2005. He previously served as Senior Vice President of the Company from 2001 to 2005. Mr. Bernstein has served as President of the Bank, Cook County Region from 2000 to 2004. From 2000 through 2002, he served as Chief Operating Officer of the Bank. Previously, Mr. Bernstein served as Executive Vice President-Lending of the Bank since 1993. He was also served as director of Midwest Financial and Investment Services, Inc. from 2002 to 2005. Mr. Bernstein was a director of First Midwest Data Corp from 2001 to 2002.

Thomas A. Caravello (58) was named Executive Vice President and Chief Credit Officer of the Bank in January 2005. Mr. Caravello was named manager, president, and chief executive officer of Midwest Funding, L.L.C. in May 2006. He has served as Senior Vice President — Credit Administration from 2003 to 2005. Previously he served as Vice President — Credit Administration from 1998 to 2003.

Bruno P. Costa (46) was named Executive Vice President and Chief Operations and Technology Officer of the Bank in January 2005. He served as President of the Information Services Division of the Bank from 2002 to 2005.

Mr. Costa served as President and Chief Executive Officer of First Midwest Data Corp. from 1995 to 2002. He held various management positions at the Bank since 1983.

Thomas H. Hackett (59) was named Executive Vice President of the Bank in November 2003. Mr. Hackett was named manager and vice president of Midwest Funding, L.L.C. in May 2006. He previously was division manager at Banc One, Chicago, Illinois from 2002 to 2003. Prior, he was first vice president of American National Bank of Chicago from 1997 to 2002. He has also served in similar capacities at First Chicago/NBD, Park Ridge, IL, NBD of Woodridge and Heritage Bank of Woodridge, Illinois.

Mary M. Henthorn (49) was named Executive Vice President of the Bank in January 2005. She previously served as Senior Vice President of the Company from 2001 to 2005 and served as President of the Bank, DuPage County Region from 2002 to 2004. Ms. Henthorn served as President and Chief Executive Officer of Midwest Bank of Hinsdale from 2000 to 2002. She held various management positions at Midwest Bank of Hinsdale and the Bank from 1992 until 2000.

Dennis M. Motyka (56) was named Executive Vice President of the Bank and director of Midwest Financial and Investment Services, Inc. in October 2005. He previously was senior vice president and director of banking centers for Cole Taylor Bank in Rosemont from 2002 to 2005. He served as senior vice president and Illinois regional manager for LaSalle Bank in Chicago from 1996 to 2002. He also held positions with Comerica Bank and Affiliated Bank, both in Franklin Park, as well as with Western National Bank in Cicero.

Kelly J. O’Keeffe (46) was named Executive Vice President of the Bank in July 2006. Mr. O’Keeffe was a founder of Royal American Bank and its president from 1997 to 2006. He served at First Chicago Bank of Mt. Prospect and Northern Trust, in addition to a public service career with the Illinois Department of Financial and Professional Regulation.

Brogan M. Ptacin (46) was named Executive Vice President of the Bank in July 2006. Mr. Ptacin was named manager of Midwest Funding, L.L.C. in September 2006. Mr. Ptacin previously was executive vice president and senior loan officer at Royal American Bank. Ptacin joined Royal American Bank in 1995 after a twelve year career with American National Bank leaving as president of its Melrose Park subsidiary.

William H. Stoll (51) was named Executive Vice President of the Bank in January 2005. Mr. Stoll was named manager of Midwest Funding, L.L.C. in May 2006. In February 2005, he was named director of Midwest Financial and Investment Services, Inc. He served as senior vice president and chief lending officer of Mercantile Bank, Hammond, Indiana from 2002 to 2005. He was national bank examiner of the Comptroller of the Currency, Chicago, IL from 2000 to 2002 and senior vice president — manager — commercial lending of Fifth Third Bank, Merrillville, Indiana from 1999 to 2000. He has also served in similar capacities at Mercantile National Bank, Hammond, Indiana and NBD — Gainer Bank, Merrillville, Indiana.

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

A majority of the Company’s loan portfolio is comprised of loans at least partially collateralized by real estate; a substantial portion of this real estate collateral is located in the Chicago market. An adverse change in the economy affecting real estate values generally or in the Chicago market specifically could significantly impair the value of the Company’s collateral and its ability to sell the collateral upon foreclosure. In the event of a default with respect to any of these loans, amounts received upon sale of the collateral may be insufficient to recover outstanding principal and interest on the loan. As a result, the Company’s profitability could be negatively impacted by an adverse change in the real estate market.

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

The Company maintains an allowance for loan losses in an attempt to cover probable incurred loan losses inherent in its loan portfolio. Additional loan losses will likely occur in the future and may occur at a rate greater than the Company has experienced to date. In determining the size of the allowance, the Company relies on an analysis of its loan portfolio, its experience, and its evaluation of general economic conditions. If the Company’s assumptions and analysis prove to be incorrect, its current allowance may not be sufficient. In addition, adjustments may be necessary to allow for unexpected volatility or deterioration in the local or national economy or other factors such as changes in interest rates that may be beyond its control. Large additions to the allowance could materially decrease the Company’s net income. In addition, federal regulators periodically review the Company’s allowance for loan losses and may require it to increase its provision for loan losses or recognize further loan charge-offs, based on judgments different than those of the Company’s management. Any increase in the Company’s loan allowance or loan charge-offs as required by these regulatory agencies could have a material adverse effect on its results of operations.

An interruption in or breach in security of the Company’s information systems may result in a loss of customer business.

The Company relies heavily on communications and information systems to conduct its business. Any failure or interruptions or breach in security of these systems could result in failures or disruptions in its customer relationship management, general ledger, deposits, servicing, or loan origination systems. The occurrence of any failures or interruptions or breach in security could result in a loss of customer business, costly remedial actions, or legal liabilities and have a material adverse effect on the Company’s results of operations and financial condition.

The Company’s ability to pay dividends and make payment on its debt securities is dependent on the earnings of its subsidiaries and is subject to other restrictions.

Most of the Company’s ability to pay dividends and make payments on its debt securities come from amounts paid to it by its subsidiary bank. Under applicable banking law, the total dividends declared in any calendar year by a state-chartered bank (the Bank) may not, without the approval of the Federal Reserve, or the FDIC, as the case may be, exceed the aggregate of the bank’s net profits and retained net profits for the preceding two years. The Bank is also subject to limits on dividends under the Illinois Banking Act.

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

Under the terms of junior subordinated debentures the Company has issued, it has agreed not to declare or pay any dividends or distributions on, or redeem, purchase, acquire or make a liquidation payment with respect to, any of its common stock or preferred stock if, at that time, there is a default under the junior subordinated debentures or a related guarantee or it has delayed interest payments on the securities issued under the junior indenture. The Company also has dividend limitations under its revolving line of credit agreement.

The Company’s business may be adversely affected by the highly regulated environment in which it operates.

The Company is subject to extensive federal and state legislation, regulation and supervision. The burden of regulatory compliance has increased under current legislation and banking regulations and is likely to continue to have a significant impact on the financial services industry. Recent legislative and regulatory changes, as well as changes in regulatory enforcement policies and capital adequacy guidelines, are increasing the Company’s costs of doing business and, as a result, may create an advantage for its competitors who may not be subject to similar legislative and regulatory requirements. In addition, future regulatory changes, including changes to regulatory capital requirements, could have an adverse impact on the Company’s future results. In addition, the federal and state bank regulatory authorities who supervise the Company have broad discretionary powers to take enforcement actions against banks for failure to comply with applicable regulations and laws. If the Company fails to comply with applicable laws or regulations, it could become subject to enforcement actions that have a material adverse effect on its future results.

The Company could encounter difficulties or unexpected developments related to any future acquisitions.

The Company plans to pursue potential acquisitions of other community-oriented banks and branches as well as money managers, mortgage companies, specialty lenders and related financial services businesses which could also present challenges relating to the integration of the acquired operations. Acquiring other banks, branches, or businesses into its organization involves various risks commonly associated with acquisitions, including, among other things:

•	potential exposure to unknown or contingent liabilities or asset quality issues of the target company;

•	difficulty and expense of integrating the operations and personnel of the target company;

•	potential disruption to the Company’s business, including diversion of management’s time and attention;

•	the possible loss of key employees and customers of the target company;

•	difficulty in estimating the value of the target company; and

•	potential changes in banking or tax laws or regulations that may affect the target company.

Acquisitions typically involve the payment of a premium over book and market values; therefore, some dilution of the Company’s tangible book value and net income per common share may occur in connection with any future transaction. Furthermore, failure to realize the expected revenue increases, cost savings, increases in geographic or product presence, and/or other projected benefits from an acquisition could have a material adverse effect on the Company’s financial condition and results of operations.

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

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

The following table sets forth certain information regarding the Company’s principal office and bank branches.

	Date	Net Book Value at	Leased or
Location	Acquired	December 31, 2006	Owned
	(In thousands)

Principal Office of the Company and Midwest Bank and Trust Company Banking Office
501 West North Avenue	1987	$1,247	Owned
Melrose Park, Illinois 60160
Other Midwest Bank and Trust Company Banking Offices
1606 North Harlem Avenue	1959	1,529	Owned
Elmwood Park, Illinois 60607
245 South Addison Road	2002	901	Owned
Addison, Illinois 60101
2045 East Algonquin Road	1994	632	Owned
Algonquin, Illinois 60102
1000 Tower Lane #125	2006	3	Leased
Bensenville, Illinois 60106
236 West Lake Street	2006	363	Leased
Bloomingdale, Illinois 60108
1001 Johnson Drive	2006	141	Leased
Buffalo Grove, Illinois 60089
300 South Michigan Avenue	1986	1	Leased
Chicago, Illinois 60604
4012 North Pulaski Road	1993	833	Owned
Chicago, Illinois 60641
7227 West Addison Street	1996	1,056	Owned
Chicago, Illinois 60634
1601 North Milwaukee Avenue	2003	2,977	Owned
Chicago, Illinois 60647
927 Curtiss Street	1996	124	Leased
Downers Grove, Illinois 60515
645 Tollgate Road	2006	—	Leased
Elgin, Illinois 60123
9668 Franklin Avenue	2006	262	Leased
Franklin Park, Illinois 60131
1441 Waukegan Road	2003	446	Leased
Glenview, Illinois 60025
500 West Chestnut Street	1991	1,431	Owned
Hinsdale, Illinois 60521
1604 West Colonial Parkway	2006	2	Leased
Inverness, Illinois 60067
204 E. State Road	1998	296	Owned
Island Lake, Illinois 60042
1190 Old McHenry Road	2003	—	Leased
Long Grove, Illinois 60047
5555 Bull Valley Road	1998	1,125	Owned
McHenry, Illinois 60050
1730 Park Street	2006	573	Owned
Naperville, Illinois 60563
8301 West Lawrence	2003	110	*
Norridge, Illinois 60656
505 North Roselle Road	1999	2,306	Owned
Roselle, Illinois 60172
17622 Depot Street	1987	92	Owned
Union, Illinois 60180

*	Land is leased and building is owned.

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

The Company’s common stock is traded over-the-counter and quoted on the Nasdaq National Market under the symbol “MBHI.” As of March 1, 2007, the Company had approximately 3,365 stockholders of record. The table below sets forth the high and low sale prices of the common stock and the cash dividends declared during the periods indicated.

			Dividends Declared
	High	Low	Per Common Share

2005
First Quarter	$22.80	$19.55	$0.12
Second Quarter	20.20	17.92	0.12
Third Quarter	24.24	19.13	0.12
Fourth Quarter	23.50	21.00	0.12
2006
First Quarter	$26.65	$21.94	$0.12
Second Quarter	25.89	20.99	0.13
Third Quarter	25.18	20.89	0.13
Fourth Quarter	25.17	22.34	0.13

Issuer Purchases of Equity Securities

On May 3, 2006, the Company announced a 5.0% stock repurchase program. During the second half of 2006, the Company repurchased 204,188 shares of its common stock at an average price of $23.37. These shares were acquired in private and public transactions as part of the Company’s stock repurchase program. There are 1.0 million shares still authorized to be repurchased under this program. The Company did not repurchase common shares in 2005. The following table sets forth the common stock repurchased during 2006.

			Total
			Number
			of Shares	Maximum Number
	Total		Purchased as Part	of Shares that
	Number	Average	of Publicly	May Yet Be
	of Shares	Price Paid	Announced Plans	Purchased Under
Period	Purchased	per Share	or Programs	the Plans or Programs

7/1/06 - 7/31/06	1,000	$21.75	1,000	1,238,799
8/1/06 - 8/31/06	5,700	21.74	5,700	1,233,099
9/1/06 - 9/30/06	63,668	23.66	63,668	1,169,431
10/1/06 - 10 /31/06	20,760	23.23	20,760	1,148,671
11/1/06 - 11/31/06	70,760	23.12	70,760	1,077,911
12/1/06 - 12/31/06	42,300	23.65	42,300	1,035,611

Total	204,188	$23.37	204,188	1,035,611

Information regarding the equity compensation plan is included in Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters and the information included therein is incorporated herein by reference.

Holders of common stock are entitled to receive such dividends that may be declared by the Board of Directors from time to time and paid out of funds legally available therefore. Because the Company’s consolidated net income consists largely of net income of the Bank, the Company’s ability to pay dividends depends upon its receipt of dividends from the Bank. The Bank’s ability to pay dividends is regulated by banking statutes. See “Supervision and Regulation, Financial Institution Regulation — Dividend Limitations.” The declaration of dividends by the Company is discretionary and depends on the Company’s earnings and financial condition, regulatory limitations, tax considerations and other factors including limitations imposed by the terms of the Company’s revolving lines of credit and limitations imposed by the terms of the Company’s outstanding junior subordinated debentures owed to its unconsolidated trusts. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity.” While the Company expects to continue to pay dividends quarterly, there can be no assurance that dividends will be paid in the future.

Performance Graph

The following graph shows a comparison of the cumulative returns for the Company, the S&P 500 Index, and the Nasdaq Market Bank Stocks Index for the period beginning December 31, 2001 and ending December 31, 2006. The information assumes that $100 was invested at the closing price on December 31, 2001 in the common stock of the Company and each index and that all dividends were reinvested.

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

	Year Ended December 31,
	2006	2005	2004	2003	2002
	(Dollars in thousands, except per share data)

Statement of Income Data:
Total interest income	$159,262	$112,244	$91,962	$98,108	$97,420
Total interest expense	83,980	50,797	41,780	43,260	45,460

Net interest income	75,282	61,447	50,182	54,848	51,960
Provision for loan losses	12,050	2,589	3,400	9,455	17,360
Noninterest income	14,551	(6,245)	(88)	19,829	11,422
Noninterest expenses	58,615	60,527	46,491	38,099	29,040

Income (loss) before income taxes and discontinued operations	19,168	(7,914)	203	27,123	16,981
Provision (benefit) for income taxes	1,422	(6,325)	(2,869)	7,779	3,682

Income (loss) from continuing operations	17,746	(1,589)	3,072	19,344	13,299
Income (loss) from discontinued operations	—	7,533	(696)	3,437	3,009

Net income	$17,746	$5,944	$2,376	$22,781	$16,308

Per Share Data:
Earnings per share (basic) from continuing operations	$0.76	$(0.08)	$0.17	$1.09	$0.82
Earnings per share (basic) from discontinued operations	—	0.38	(0.04)	0.19	0.19
Earnings per share (basic)	0.76	0.30	0.13	1.28	1.01
Earnings per share (diluted) from continuing operations	0.75	(0.08)	0.17	1.06	0.81
Earnings per share (diluted) from discontinued operations	—	0.38	(0.04)	0.19	0.18
Earnings per share (diluted)	0.75	0.30	0.13	1.25	0.99
Cash dividends declared	0.51	0.48	0.48	0.44	0.40
Book value at end of period	11.65	9.91	7.66	8.01	7.12
Tangible book value at end of period	7.97	9.78	7.49	7.80	7.05

	Year Ended December 31,
	2006		2005		2004		2003		2002
	(Dollars in thousands, except per share data)

Selected Financial Ratios:
Return on average assets from continuing operations(1)	0.67%		(0.07)%		0.13%		0.87%		0.70%
Return on average equity from continuing operations(2)	7.04		(0.95)		2.17		13.12		12.08
Dividend payout ratio	67.95		162.38		279.59		40.55		48.57
Average equity to average assets	9.57		7.29		6.12		6.60		5.83
Tier 1 risk-based capital	11.92		16.97		13.27		13.68		10.49
Total risk-based capital	12.97		18.07		14.65		14.74		11.74
Net interest margin (tax equivalent)(3)(4)(5)	3.32		3.31		2.82		3.19		3.49
Loan to deposit ratio(5)	99.44		88.62		73.07		67.23		83.16
Net overhead expense to average assets(5)(6)	1.67		2.14		1.58		1.01		0.99
Efficiency ratio(5)(7)	60.55		75.44		72.79		49.56		44.58
Loan Quality Ratios(5):
Allowance for loan losses to total loans at the end of year	1.19		1.32		1.48		1.51		1.93
Provision for loan losses to total loans	0.62		0.19		0.31		0.99		1.72
Net loans charged off to average total loans	0.59		0.09		0.17		0.82		0.69
Nonaccrual loans to total loans at the end of year(8)	2.20		0.59		0.85		1.56		2.76
Nonperforming assets to total assets(9)	1.55		0.83		0.78		0.96		1.40
Allowance for loan losses to nonaccrual loans	0.54	x	2.25	x	1.74	x	0.97	x	0.70x
Balance Sheet Data:
Total assets	$2,942,046		$2,307,608		$2,236,813		$2,264,149		$2,009,047
Total earning assets(5)	2,617,894		2,126,227		1,807,609		1,807,207		1,651,917
Average assets	2,635,138		2,305,086		2,310,594		2,234,293		1,889,511
Loans(5)	1,946,816		1,349,996		1,097,299		955,380		1,012,111
Allowance for loan losses(5)	23,229		17,760		16,217		14,459		19,540
Deposits(5)	1,957,810		1,523,384		1,501,646		1,421,027		1,217,101
Borrowings(5)	652,774		538,480		320,636		418,797		385,659
Stockholders’ equity	287,242		216,126		137,423		143,081		114,951
Tangible stockholders’ equity(5)(10)	196,481		213,447		134,315		139,400		113,816

(1)	Net income divided by average assets.

(2)	Net income divided by average equity.

(3)	Net interest income, on a fully tax-equivalent basis, divided by average earning assets.

(4)	The following table reconciles reported net interest income on a fully tax-equivalent basis for the periods presented:

	2006	2005	2004	2003	2002

Net interest income	$75,282	$61,447	$50,182	$54,848	$51,960
Tax-equivalent adjustment to net interest income	4,286	2,628	2,399	3,511	2,365

Net interest income, fully tax-equivalent basis	$79,568	$64,075	$52,581	$58,359	$54,325

(5)	Reflects continuing operations due to the sale of bank subsidiary on September 30, 2005.

(6)	Noninterest expense less noninterest income, excluding security gains or losses, divided by average assets.

(7)	Noninterest income, excluding security gains or losses, plus net interest income on a fully tax-equivalent basis divided by noninterest expense excluding amortization and other real estate expense.

(8)	Includes total nonaccrual, impaired and all other loans 90 days or more past due.

(9)	Includes total nonaccrual, all other loans 90 days or more past due, and other real estate owned.

(10)	Stockholders’ equity less goodwill, core deposits and other intangible assets. The following table reconciles reported stockholders’ equity to tangible stockholders’ equity for the periods presented:

	2006	2005	2004	2003	2002

Stockholders’ equity	$287,242	$216,126	$137,423	$143,081	$114,951
Core deposit intangible and other intangibles, net	11,273	1,788	2,217	2,790	244
Goodwill	79,488	891	891	891	891

Tangible stockholders’ equity	$196,481	$213,447	$134,315	$139,400	$113,816

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

The Company’s principal business is conducted by the Bank which provides of a full range of community-based financial services, including commercial and retail banking. The profitability of the Company’s operations depends primarily on its net interest income, provision for loan losses, noninterest income, noninterest expenses, and income taxes. Net interest income is the difference between the income the Company receives on its loan and securities portfolios and its cost of funds, which consists of interest paid on deposits and borrowings. The provision for loan losses reflects the cost of credit risk in the Company’s loan portfolio. Noninterest income consists of service charges on deposit accounts, securities gains or losses, net trading profits or losses, gains on sales of loans, insurance and brokerage commissions, trust income, increase in cash surrender value of life insurance, and other noninterest income. Noninterest expenses include salaries and employee benefits, occupancy and equipment expenses, professional services, and other noninterest expenses. The Company is subject to state and federal income taxes.

Net interest income is dependent on the amounts of and yields on interest-earning assets as compared to the amounts of and rates on interest-bearing liabilities. Net interest income is sensitive to changes in market interest rates and is dependent on the Company’s asset/liability management procedures to react appropriately to such changes. The provision for loan losses is based upon management’s assessment of the collectibility of the loan portfolio under current economic conditions. Noninterest expenses are influenced by the growth of operations, with additional employees necessary to staff and marketing expenses necessary to promote the Bank branches. Growth in the number of account relationships directly affects such expenses as data processing costs, supplies, postage, and other miscellaneous expenses. The provision for income taxes is affected by tax law and regulation, accounting principles and policies, and income tax strategies. See Note 2 to the Notes to the audited consolidated financial statements for more details.

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

Income Taxes:  The Company recognizes expense for federal and state income taxes currently payable as well as for deferred federal and state taxes for estimated future tax effects of temporary differences between the tax basis of assets and liabilities and amounts reported in the consolidated balance sheets, as well as loss carryforwards and tax credit carryforwards. Realization of deferred tax assets is dependent upon generating sufficient taxable income in either the carryforward or carryback periods to cover a net operating losses generated by the reversal of temporary differences. A valuation allowance is provided by way of a charge to income tax expense if it is determined that it is not more likely than not that some or all of the deferred tax asset will be realized. If different assumptions and conditions were to prevail, the valuation allowance may not be adequate to absorb unrealized deferred taxes and the amount of income taxes payable may need to be adjusted by way of a charge or credit to expense. Furthermore, income tax returns are subject to audit by the IRS and state taxing authorities. Income tax expense for current and prior periods is subject to adjustment based upon the outcome of such audits. The Company believes it has adequately accrued for all probable income taxes payable. Accrual of income taxes payable and valuation allowances against deferred tax assets are estimates subject to change based upon the outcome of future events.

The Company entered into tax allocation agreements with its subsidiary entities included in the consolidated US federal and unitary and combined state income tax returns. These agreements govern the timing and amount of income tax payments required by the various entities.

In December 2004, the Financial Accounting Standards Board (“FASB”) published Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), “Share-Based Payment” (“FAS 123(R)”). FAS 123(R) requires that the compensation cost relating to share-based payment transactions, including grants of employee stock options, be recognized in financial statements. That cost is measured based on the fair value of the equity or liability instruments issued. FAS 123(R) permits entities to use any option-pricing model that meets the fair value objective in FAS 123(R). Modifications of share-based payments are treated as replacement awards with the cost of the incremental value recorded in the financial statements. FAS 123(R) was effective at the beginning of the first quarter of 2006. Adoption and application of this statement did not have a material impact on the Company’s consolidated financial statements. See Note 19 to the Notes to the audited consolidated financial statements for more details.

In July 2006, the FASB released FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarifies the accounting and reporting for uncertainties in application of income tax law, providing a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of income tax positions taken or expected to be taken in income tax returns. The Company will adopt FIN 48 in the first quarter of 2007 and has evaluated and concluded that the effect of the adoption of FIN 48 will not have a material impact on its consolidated financial position and results of operations.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” which defines fair value, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements. SFAS No. 157 applies to other accounting pronouncements that require or permit fair value measurements when the FASB has previously concluded in those pronouncements that fair value is the relevant measurement attribute. Accordingly, SFAS No. 157 does not require any new fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years, with early adoption permitted. The Company has not yet determined the effect, if any, that the adoption of SFAS No. 157 will have on its results of operations or financial condition.

In September 2006, the SEC issued Staff Accounting Bulletin (“SAB”) No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements,” to provide guidance in the process of quantifying financial statement misstatements. SAB No. 108 requires registrants to quantify an error under both the rollover and iron curtain approaches. Consequently, a registrant’s financial statements would require adjustment when either approach results in quantifying a misstatement that is material, after considering all relevant quantitative and qualitative factors. SAB No. 108 was effective for financial statements issued for fiscal years after November 15, 2006. The adoption of SAB No. 108 did not have any impact on the Company’s results of operations or financial condition.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — an amendment of FASB Statements No. 87, 88, 106 and 132(R),” which reconsiders the guidance in SFAS No. 87, “Employers’ Accounting for Pensions,” SFAS No. 88, “Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits,” SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions,” and SFAS No. 132 (revised 2003), “Employers’ Disclosures about Pensions and Other Postretirement Benefits.” SFAS No. 158 requires the recognition of a net liability or asset to report the funded status of defined benefit pension and other postretirement benefit plans on the statement of financial position. The adoption of SAFS No. 158 did not have any impact on the Company’s results of operations or financial condition.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115,” which creates a fair value option allowing an entity to irrevocably elect fair value as the initial and subsequent measurement attribute for certain financial assets and financial liabilities, with changes in fair value recognized in earnings as they occur. SFAS No. 159 also requires an entity to report those financial assets and financial liabilities measured at fair value in a manner that separates those reported fair values from the carrying amounts of assets and liabilities measured using another measurement attribute on the face of the statement of financial position. Lastly, SFAS No. 159 requires an entity to provide information that would allow users to understand the effect on earnings of changes in the fair value on those instruments selected for the fair value election. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007 (January 1, 2008 for the Company), with early adoption permitted. The Company is evaluating SFAS No. 159 to assess the impact on its results of operations or financial condition if an election was made to adopt the standard.

2006 Developments

On July 1, 2006, the Company, as part of its expansion strategy, completed its acquisition of Royal American. At acquisition, Royal American had total assets of $561.2 million. The Company issued 2.9 million common shares, paid $64.6 million in cash, and paid $795,000 in costs that were capitalized for a total purchase price of $129.2 million.

The acquisition of Royal American promotes the Company’s strategic plans by:

•	Expanding the community banking market penetration;

•	Adding experienced key executives;

•	Expanding the size of the loan portfolio and diversifying its risk profile by increasing the percentage of commercial and industrial loans and owner occupied commercial real estate loans, while decreasing the percentage of construction loans;

•	Expanding the deposit base by adding a higher percentage of noninterest-bearing and interest-bearing demand deposit, money market, and savings accounts; and

•	Acquiring approximately $200.0 million in managed trust assets.

During the second half of 2006, the Company repurchased 204,188 shares of its common stock at an average price of $23.37. These shares were acquired in private and public transactions as part of the Company’s 5% stock repurchase program. There are 1.0 million shares still authorized to be repurchased under this program. See Item 5. Market for the Registrant’s Common Equity and Related Stockholder Matters for details on the common stock repurchased during 2006.

Earnings for 2006 were reduced by provisions for loan losses recorded to reflect the deterioration of one large lending relationship. Developments in this customer’s operations, relating to uncertainty of the customer’s ability to collect a large account receivable, prompted the Company to record a $5.5 million provision for loan losses and charge off $7.5 million of these loans in the fourth quarter of 2006. The Company recorded a loan loss provision of $5.0 million relating to this problem relationship in the second quarter of 2006.

The Company reduced its loan concentrations in 2006. The balance outstanding for borrowing relationships of $30.0 million or more decreased by $124.0 million, or 56.7% compared to 2005.

2005 Developments

In June 2005, the Company completed its balance sheet repositioning which included the sale of low-yielding, long duration U.S. government-sponsored entity notes, prepayment of long-term high cost FHLB advances, and redemption of 10% trust preferred securities, which resulted in pre-tax charges of $30.8 million from continuing operations.

On August 16, 2005, the Company issued 3,450,000 shares of its common stock at $21.00 per share in a secondary public offering. This offering, which included 450,000 shares to cover over-allotments, increased equity by $67.9 million, after issuance costs.

The Company entered into a Stock Purchase Agreement with Western Illinois Bancshares, Inc. (“WIB”), pursuant to which WIB acquired Midwest Bank of Western Illinois, Monmouth, Illinois (“MBWI”), formerly one of the Company’s bank subsidiaries. The sale of MBWI closed on September 30, 2005. The sale price was $32.0 million. MBWI made a dividend distribution to the Company, prior to the sale closing, in the amount of $3.9 million. The after-tax gain on the sale of MBWI of $6.9 million is reflected in the income statement in discontinued operations for the year ended December 31, 2005.

Consolidated Results of Operations

2006 Compared to 2005

Set forth below are some highlights of 2006 results compared to 2005 for continuing operations. In accordance with SFAS No. 144, the results of operations for MBWI, which was sold in 2005, are reflected in the Company’s statement of income as “discontinued operations” and are not reflected below.

•	Income was $17.7 million for the year ended December 31, 2006 compared to a loss of $1.6 million for the prior year.

•	Core income (defined as income excluding the merger related and balance sheet repositioning charges as reconciled below in Supplemental Information) was $18.7 million for the year ended December 31, 2006, or 7.4% higher compared to core income of $17.4 million for the year ended December 31, 2005.

•	2006 earnings were reduced by provisions for loan losses recorded to reflect the deterioration of a large lending relationship. The Company recorded a loan loss provision of $5.0 million relating to this problem relationship in the second quarter of 2006. In the fourth quarter, the Company recorded a $5.5 million provision for loan losses and charged off $7.5 million of these loans to reflect the deterioration of the relationship with this borrower.

•	The return on average assets was 0.67% for 2006 compared to a negative 0.07% for 2005; core return on average assets was 0.71% for 2006 compared to 0.76% for 2005.

•	The return on average equity was 7.04% in 2006 compared to a negative 0.95% in 2005; core return on average equity was 7.42% for 2006 compared to 10.37% for 2005.

Net Interest Income.  Net interest income on a fully tax-equivalent basis increased $15.5 million, or 24.2%, to $79.6 million in 2006 from $64.1 million in 2005. The Royal American acquisition contributed to the increase in the net interest income for the year ended December 31, 2006 along with loan growth and an increase in rates, while interest expense increased to a lesser extent. The Company’s net interest margin (tax equivalent net interest income as a percentage of earning assets) slightly increased to 3.32% for 2006 compared to 3.31% for 2005.

Trends in interest income and average earning assets include:

•	Interest income on a fully tax-equivalent basis increased $48.7 million to $163.5 million in 2006 compared to $114.9 million in 2005. Average earning assets increased by $457.7 million (approximately $262.2 million of this increase was attributable to the Royal American acquisition) and average yields increased by 90 basis points.

•	Interest income on loans on a fully tax-equivalent basis increased $43.9 million to $124.1 million in 2006 from $80.2 million in 2005 due to an increase in average rates paid on loans from 6.63% to 7.48% and an increase of $448.0 million in average loans; $261.8 million of the increase in average loans was from the Royal American acquisition.

•	Interest income on securities on a fully tax-equivalent basis increased $4.7 million to $38.1 million in 2006 from $33.4 million in 2005 as a result of an increase in yields on securities from 4.81% in 2005 to 5.39% in 2006 while average securities increased $12.9 million, or 1.9%.

Trends in interest expense and average interest-bearing liabilities include:

•	Interest expense on interest-bearing liabilities increased $33.2 million to $84.0 million in 2006 from $50.8 million in 2005. Average balances on interest-bearing liabilities increased by $360.3 million in 2006 to $2.1 billion compared to $1.8 billion in the prior year while rates paid increased 108 basis points to 3.95% during 2006 compared to 2.87% in 2005.

•	Interest expense on interest-bearing deposits increased by $23.5 million to $57.5 million in 2006 from $34.1 million in 2005. Average interest-bearing deposits increased $237.2 million to $1.6 billion in 2006 compared to $1.3 billion in the prior year; $188.0 million of the increase was attributable to the Royal

American acquisition. Average rates paid on interest-bearing deposits increased by 110 basis points to 3.63% in 2006 compared to 2.53% in the prior year.

•	The migration of demand deposit, interest-bearing demand deposit, money market, and savings accounts into certificates of deposit and the reliance on more expensive wholesale funds contributed to the increase in the cost of funds.

•	Average interest-bearing core deposits (interest-bearing demand deposit, money market, and savings accounts) decreased $26.7 million in 2006 compared to 2005 and rates paid increased 38 basis points.

•	Average certificates of deposits less than $100,000 remained flat while rates paid increased by 101 basis points. Average certificates of deposits greater than $100,000 increased $266.1 million in 2006 and rates paid increased by 176 basis points. Average brokered deposits increased by $136.5 million in 2006 compared to the prior year.

•	Interest expense on borrowings increased by $9.7 million to $26.5 million in 2006 from $16.7 million in 2005. Average borrowings increased by $123.0 million to $545.4 million in 2006 compared to $422.4 million in the prior year mainly due to the increase in FHLB advances; $15.0 million of the increase in borrowings was from the Royal American acquisition. This increase in borrowings was a result of the Company’s difficulty in raising lower cost deposits.

•	Interest expense on Federal funds purchased and securities sold under agreements to repurchase increased by $4.7 million in 2006 as a result of the increases in rates of 155 basis points and average balances of $23.5 million.

•	Interest expense on FHLB advances increased by $4.1 million in 2006 compared to the prior year while average balances increased by $94.6 million during the same period; a $5.0 million FHLB advance was acquired in the Royal American acquisition. Average rates paid on FHLB advances rose by only 4 basis points in 2006 to 4.29% compared to 4.25% in 2005.

•	The Company used $64.6 million of the cash raised through a secondary public offering to pay for the Royal American acquisition. Funding costs increased as a result of replacing these funds with more expensive borrowings, which were offset by the increase in net interest income resulting from the Royal American acquisition.

Provision for Loan Losses.  The provision for loan losses increased by $9.5 million to $12.1 million in 2006 from $2.6 million in 2005 due primarily to the deterioration in the credit quality of a large lending relationship. Developments in this customer’s operations, relating to uncertainty of the customer’s ability to collect a large account receivable, prompted the Company to record a $5.5 million provision for loan losses and charge off $7.5 million of these loans in the fourth quarter of 2006. The Company recorded a loan loss provision of $5.0 million relating to this problem relationship in the second quarter of 2006. As of December 31, 2006, the allowance for loan losses totaled $23.2 million, or 1.19% of total loans, and was equal to 54.2% of nonaccrual loans compared to $17.8 million, or 1.32% of total loans, and 224.7% of nonaccrual loans at December 31, 2005.

Noninterest Income.  The Company’s total noninterest income was $14.6 million in 2006 compared to the loss of $6.2 million in 2005. The loss in 2005 was primarily due to the losses on securities transactions of $17.4 million, mainly as a result of the balance sheet repositioning. Other changes in noninterest income are noted below:

•	$1.3 million 2006 gain on extinguishment of debt. The Company, as part of its program of repositioning the maturities of its borrowings, recognized a gain on the extinguishment of debt of $625,000 in the first quarter of 2006 as a result of the prepayment of a $28.0 million repurchase agreement and recognized $625,000 gain in the second quarter of 2006 as a result of the assignment of a $50.0 million FHLB advance

•	$629,000 increase in the cash surrender value of life insurance reflecting an additional purchase of bank owned life insurance of $6.0 million in 2006 and $12.5 million of such insurance acquired with Royal American;

•	$616,000 increase in trust income primarily as a result of the trust operations acquired from Royal American;

•	$594,000 increase in service charges on deposits mainly due to the increase in noninterest-bearing demand deposit service charges of $1.1 million which was partially offset by the decrease in overdraft fees of $514,000;

•	$471,000 increase in insurance and brokerage commissions as a result of increased staff and brokerage activity;

•	$403,000 increase in gains on sale of loans due to a 134.5% increase in loans sold as a result of a higher level of mortgage refinancing volume; and

•	$211,000 increase in trading profits.

As part of its strategic plan, the Company is focusing on opportunities to increase noninterest income especially in the areas of corporate cash management, insurance and investment services, trust services, and secondary-market mortgage lending.

Noninterest Expenses.  The Company’s total noninterest expenses decreased by $1.9 million, or 3.2%, to $58.6 million in 2006 from $60.5 million in 2005; 2005 reflects approximately $13.6 million in charges taken in connection with the balance sheet repositioning. Noninterest expenses as a percentage of average assets were 2.22% for 2006 compared to 2.63% for 2005. The decrease in total noninterest expenses in 2006 was primarily due to the following factors:

•	The loss on extinguishment of debt of $13.1 million in 2005, which did not occur in 2006;

•	Other real estate expense decreased by $2.2 million in 2006 compared to 2005 as a result of a $2.4 million write down of other real estate owned in the second quarter of 2005;

•	Salaries and employee benefits increased $7.8 million reflecting the additions to management and the 50 full-time equivalent employees from the Royal American acquisition;

•	Non-capitalized merger related expense was $1.6 million in 2006;

•	Occupancy and equipment increased $1.5 million in 2006 compared to the prior year reflecting the additional branches acquired in the Royal American acquisition;

•	Marketing expenses increased by $294,000 in 2006 compared to the prior year due to increased marketing activity; and

•	Professional services increased $248,000 in 2006 due to an increase in consulting expense.

The efficiency ratio was 60.55% for the year ended December 31, 2006 compared to 75.44% in 2005. The core efficiency ratio (which excludes the merger related and balance sheet repositioning charges) was 58.86% for 2006 and 58.00% for 2005.

Federal and State Income Tax.  The Company’s consolidated income tax rate varies from statutory rates. The Company recorded income tax expense of $1.4 million in 2006 compared to the income tax benefit of $6.3 million in 2005. Set forth below is a reconciliation of the effective tax rate from continuing operations for the years ended December 31, 2006 and 2005 to statutory rates.

	Year Ended December 31,
	2006		2005
	(Dollars in thousands)

Income taxes computed at the statutory rate	$6,709	35.0%	$(2,770)	35.0%
Tax-exempt interest income on securities and loans	(1,171)	(6.1)	(563)	7.1
General business credits	(665)	(3.5)	(255)	3.2
State income taxes, net of federal tax benefit due to state operating loss	(676)	(3.5)	(952)	12.0
Income tax reserve reversal	(591)	(3.1)	—	—
Life insurance cash surrender value increase, net of premiums	(838)	(4.4)	(615)	7.8
Life insurance death benefit	—	—	(276)	3.5
Dividends received deduction	(1,106)	(5.8)	(868)	11.0
Merger related expenses	(278)	(1.5)	—	—
Stock based compensation, net	56	0.3	—	—
Other	(18)	(0.2)	(26)	0.3

Total provision (benefit) for income taxes	$1,422	7.4%	$(6,325)	79.9%

2005 Compared to 2004

Set forth below are some highlights of 2005 results compared to 2004. In accordance with SFAS 144, the results of operations and gain on sale of MBWI are reflected in the Company’s statements of income as “discontinued operations” and are not included in the discussion below.

•	Total assets increased $70.8 million, or 3.2%, to $2.3 billion as of December 31, 2005 from December 31, 2004 or increased $353.3 million after giving consideration to the sale of MBWI on September 30, 2005 which had assets of $282.5 million.

•	In June 2005, the Company completed its balance sheet repositioning which included the sale of low-yielding, long duration U.S. government-sponsored entity notes, the prepayment of long-term high cost FHLB advances, and the redemption of 10% trust preferred securities, with after-tax charges of $21.0 million.

•	Loans increased $253.9 million, or 23.1%, to $1.4 billion as of December 31, 2005 compared to December 31, 2004.

•	Net loans charged off to average total loans were 0.09% for the year ended December 31, 2005 compared to 0.17% in the prior year.

•	Securities increased by $221.4 million, or 42.1%, in 2005 compared to 2004 as a result of investing federal funds sold and other short-term investments of $169.8 million at December 31, 2004.

•	Allowance to nonaccrual loans coverage increased to 2.25x at December 31, 2005 from 1.74x at December 31, 2004.

•	Loss from continuing operations was $1.6 million for the year ended December 31, 2005 compared to income from continuing operations of $3.1 million for the prior year.

•	Core income from continuing operations (defined as income from continuing operations excluding charges from the balance sheet repositioning and retirement benefit obligation as reconciled below in Supplemental Information) was $17.4 million for the year ended December 31, 2005 or 75.6% higher compared to core income from continuing operations of $9.9 million for the year ended December 31, 2004.

•	The return on average assets from continuing operations was a negative 0.07% for 2005 and a positive 0.13% for 2004; core return on average assets from continuing operations was 0.76% for 2005 and 0.43% for 2004.

•	The return on average equity from continuing operations decreased to a negative 0.95% in 2005 from 2.17% in 2004; core return on average equity from continuing operations was 10.37% for 2005 and 7.01% for 2004.

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

Trends in net interest income average earning assets include:

•	Interest income on a fully tax-equivalent basis increased $20.5 million to $114.9 in 2005 compared to $94.4 million in 2004. Average earning assets increased by $74.8 million, and average yields increased by 87 basis points.

•	Interest income on loans on a fully tax-equivalent basis increased $20.6 million to $80.2 million in 2005 from $59.7 million in 2004 due to an increase in average rates paid on loans from 6.06% to 6.63% and an increase of $225.9 million in average loans.

•	Interest income on securities on a fully tax-equivalent basis increased $1.1 million to $33.4 million in 2005 from $32.3 million in 2004 as a result of an increase of yields on securities from 4.33% in 2004 to 4.81% in 2005 despite a $50.3 million decrease in average securities. The duration of the securities portfolio decreased to 3.8 years at December 31, 2005 from 5.0 years a year ago.

•	Consistent with its strategy, the Company changed the mix of its securities portfolio through the sale of U.S. government-sponsored entity notes in the fourth quarter of 2004 and the first half 2005 and the investment in mortgage-backed securities described below.

•	During 2005, the Company invested $342.4 million in 5/1, 7/1, and 10/1 adjustable rate mortgage-backed securities with a weighted average yield of 4.84% as well as $201.4 million in 15-year fixed mortgage-backed securities with a weighted average yield of 4.87%. The Company expects these securities to provide added liquidity to fund future loan growth.

•	Average cash equivalents decreased by $98.4 million compared to 2004 due to more proactive funds management.

Trends in net interest expense average interest-bearing liabilities include:

•	Interest expense on interest-bearing liabilities increased $9.0 million to $50.8 million in 2005 from $41.8 million in 2004, or 21.6%, due primarily to the increase in interest expense on deposits. Average balances on interest-bearing liabilities increased by $44.8 million in 2005 to $1.8 billion.

•	Interest expense on interest-bearing deposits increased by $6.4 million to $34.1 million in 2005 from $27.7 million in 2004, or 23.2%. This is mainly the result of the increase in average rates paid on certificates of deposits and public funds of 58 basis points in 2005 and increase in average balances of $32.8 million. Average interest-bearing core deposits (interest-bearing demand deposit, money market, and savings accounts) increased $9.9 million compared to 2004, while rates paid increased 13 basis points.

•	The Company also experienced a migration of balances in core interest-bearing deposits (interest-bearing demand, money market, and savings accounts) to certificates of deposits as a result of the upward movement in rates.

•	Interest expense on borrowings increased by $2.6 million to $16.7 million in 2005 from $14.1 million in 2004, or 18.4%. Included in 2004’s interest expense is a purchase accounting adjustment of $2.1 million which reduced the interest expense on FHLB advances.

•	Interest expense on Federal funds purchased and securities sold under agreements to repurchase increased by $2.9 million in 2005 as a result of the increase in rates of 40 basis points and average balances of $73.0 million. This increase in Federal funds purchased and securities sold under agreements to repurchase was a result of the Company’s difficulty in raising low cost deposits.

•	The Company prepaid $121.5 million of FHLB advances with an average rate of 5.47%, unwound the interest rate swaps associated with those advances, and replaced them with $150.0 million in new advances with an average rate of 3.48%.

•	The Company also redeemed $20.6 million of its junior subordinated debt at a rate of 10.00% during June 2005 and replaced it with another issuance for the same amount at LIBOR plus 177 basis points adjusting quarterly.

Provision for Loan Losses.  The provision for loan losses decreased by $811,000, or 23.9%, to $2.6 million in 2005 from $3.4 million in 2004 due to reduced provisions relating to a lower level of nonaccrual loans, which decreased from $9.3 million at December 31, 2004 to $7.9 million at December 31, 2005 (see Nonaccrual Loans). As of December 31, 2005, the allowance for loan losses totaled $17.8 million, or 1.32% of total loans, and was equal to 224.7% of nonaccrual loans.

Noninterest Income.  The Company’s total noninterest income decreased $6.2 million to a loss of $6.2 million in 2005 from a loss of $88,000 in 2004. The decrease in noninterest income in 2005 compared to 2004 was primarily due to the increase in net losses on securities transactions of $13.7 million, as a result of the balance sheet repositioning. Other changes in noninterest income are noted below:

•	$116,000 decrease in service charges on deposits mainly due to the decrease in overdraft and noninterest-bearing demand deposit service charges of $266,000, partially offset by an increase in ATM and debit card fees of $113,000;

•	$204,000 increase in trading profits:

•	covered call options were written to provide incremental revenue enhancement when market conditions provided such opportunities, and

•	compared to 2004, trading activities have been curtailed with reductions in the volume of securities traded and number of transactions;

•	$95,000 increase in insurance and brokerage commissions;

•	$315,000 increase in the cash surrender value of life insurance (reflecting the additional investment of $20.0 million in July of 2004 and the increase in crediting rates);

•	$180,000 decrease in gains on sale of loans (as a result of a lower level of mortgage refinancing volume and the retention of variable rate mortgages in the portfolio); and

•	A life insurance benefit was received in the third quarter of 2005 in the amount of $789,000.

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

These increases contributed to a slight deterioration in the efficiency ratio to 75.44% for the year ended December 31, 2005 compared to 72.79% in 2004. The core efficiency ratio (which excludes the balance sheet repositioning and retirement benefit obligation charges) was 58.00% for 2005 and 64.71% for 2004 which is attributed to an increase in revenues more than offsetting the increase in overhead expenses.

Federal and State Income Tax.  The Company’s consolidated income tax rate varies from statutory rates. The Company recorded income tax benefit of $6.3 million in 2005 compared to $2.9 million in 2004. Set forth below is a reconciliation of the effective tax rate from continuing operations for the years ended December 31, 2005 and 2004.

	Year Ended December 31,
	2005		2004
	(Dollars in thousands)

Income taxes computed at the statutory rate	$(2,770)	35.0%	$71	35.0%
Tax-exempt interest income on securities and loans	(563)	7.1	(404)	(198.8)
General business credits	(255)	3.2	(100)	(49.2)
State income taxes, net of federal tax benefit due to state operating loss	(952)	12.0	(1,105)	(543.1)
Life insurance cash surrender value increase, net of premiums	(615)	7.8	(503)	(247.4)
Life insurance death benefit	(276)	3.5	—	—
Dividends received deduction	(868)	11.0	(1,053)	(517.6)
Other	(26)	0.3	225	110.9

Total provision (benefit) for income taxes	$(6,325)	79.9%	$(2,869)	1,410.2%

Supplemental Information.  Core income from continuing operations is income from continuing operations excluding merger related changes, balance sheet repositioning and retirement benefit obligation charges. Management believes that core income from continuing operations is a more useful measure of operating performance since it excludes items that are not recurring in nature. In addition, management believes core income is more reflective of current trends. The following table reconciles reported income from continuing operations to core income from continuing operations for the years ended December 31, 2006, 2005, and 2004:

	Year Ended December 31,
	2006	2005	2004
	(In thousands)

Income (loss) from continuing operations	$17,746	$(1,589)	$3,072
Merger related charges, net of tax	961	—	—
Loss on sale of U.S. government-sponsored entity notes, net of tax	—	10,595	—
Charge from prepayment of FHLB advances, net of tax	—	5,886	2,158
Charge from unwinding of swaps, net of tax	—	2,206	—
Charge from redemption of trust preferred securities, net of tax	—	318	—
Impairment loss on equity securities, net of tax	—	—	3,786
Retirement benefit obligation, net of tax	—	—	902

Core income from continuing operations	$18,707	$17,416	$9,918

The efficiency ratio is noninterest expense less amortization and other real estate expenses divided by the sum of net interest income (tax equivalent) plus noninterest income. Core efficiency ratio excludes charges from the balance sheet repositioning and retirement benefit obligation as well as the merger related charges. Management believes that the core efficiency ratio is a more useful measure since it excludes items that are not recurring in nature and is more reflective of current trends. The following table reconciles reported noninterest expense to core noninterest expenses for the periods presented:

	Year Ended December 31,
	2006	2005	2004
	(In thousands)

Noninterest expenses	$58,615	$60,527	$46,491
Merger related charges	(1,595)	—	—
Charge from prepayment of FHLB advances	—	(9,547)	(3,560)
Charge from unwinding of swaps	—	(3,578)	—
Charge from redemption of trust preferred securities	—	(516)	—
Retirement benefit obligation	—	—	(1,487)

Core noninterest expenses	$57,020	$46,886	$41,444

Interest-Earning Assets and Interest-Bearing Liabilities

The following table sets forth the average balances, net interest income and expense and average yields and rates for the Company’s interest-earning assets and interest-bearing liabilities for the indicated periods on a tax-equivalent basis assuming a 35.0% tax rate.

	Year Ended December 31,
	2006			2005			2004
	Average		Average	Average		Average	Average		Average
	Balance	Interest	Rate	Balance	Interest	Rate	Balance	Interest	Rate
	(Dollars in thousands)

Interest-Earning Assets:
Federal funds sold and interest-bearing deposits due from banks	$10,009	$506	5.06%	$18,576	$505	2.72%	$116,963	$1,331	1.14%
Securities:
Taxable(1)	613,485	32,593	5.31	662,100	31,448	4.75	730,059	31,306	4.29
Exempt from federal income taxes(1)	93,347	5,492	5.88	31,801	1,920	6.04	14,165	946	6.68

Total securities	706,832	38,085	5.39	693,901	33,368	4.81	744,224	32,252	4.33
FRB and FHLB stock	18,105	693	3.83	14,081	727	5.16	16,106	1,058	6.57
Loans held for sale	2,028	125	6.16	805	47	5.84	1,191	57	4.79
Loans:
Commercial loans(1)(3)(4)	296,533	23,219	7.83	183,553	12,194	6.64	164,391	9,157	5.57
Commercial real estate loans(1)(3)(4)(6)	1,110,828	83,891	7.55	842,889	57,130	6.78	707,860	44,271	6.25
Agricultural loans(1)(3)(4)	2,456	191	7.78	1,615	116	7.18	1,374	83	6.04
Consumer real estate loans(3)(4)(6)	240,601	16,207	6.74	178,982	10,492	5.86	107,018	5,829	5.45
Consumer installment loans(3)(4)	8,502	631	7.42	3,834	293	7.64	4,333	323	7.45

Total loans	1,658,920	124,139	7.48	1,210,873	80,225	6.63	984,976	59,663	6.06

Total interest-earning assets	$2,395,894	$163,548	6.83%	$1,938,236	$114,872	5.93%	$1,863,460	$94,361	5.06%

Interest-Bearing Liabilities:
Deposits:
Interest-bearing demand deposits	$150,503	$1,759	1.17%	$176,355	$2,147	1.22%	$187,684	$2,483	1.32%
Money-market demand accounts and savings accounts	346,933	7,571	2.18	347,792	5,718	1.64	326,544	4,579	1.40
Time deposits less than $100,000	747,676	31,370	4.20	747,611	23,814	3.19	714,787	19,042	2.66
Time deposits of $100,000 or more	326,516	16,287	4.99	60,405	1,950	3.23	64,237	1,389	2.16
Public funds	11,703	531	4.54	13,943	438	3.14	10,156	160	1.58

Total interest-bearing deposits	1,583,331	57,518	3.63	1,346,106	34,067	2.53	1,303,408	27,653	2.12
Borrowings:
Federal funds purchased and repurchase agreements	255,843	11,913	4.66	232,326	7,229	3.11	159,305	4,316	2.71
FHLB advances(7)	228,811	9,808	4.29	134,194	5,701	4.25	204,915	6,244	3.05
Notes payable and other borrowings	60,776	4,741	7.80	55,874	3,800	6.80	56,038	3,567	6.37

Total borrowings	545,430	26,462	4.85	422,394	16,730	3.96	420,258	14,127	3.36

Total interest-bearing liabilities	$2,128,761	$83,980	3.95%	$1,768,500	$50,797	2.87%	$1,723,666	$41,780	2.42%

Net interest income (tax equivalent)(1)(5)		$79,568	2.88%		$64,075	3.05%		$52,581	2.64%

Net interest margin (tax equivalent)(1)			3.32%			3.31%			2.82%
Net interest income(2)(5)		$75,282			$61,447			$50,182

Net interest margin(2)			3.14%			3.17%			2.69%

(1)	Adjusted for 35% tax rate and adjusted for the dividends-received deduction where applicable.

(2)	Not adjusted for 35% tax rate or for the dividends-received deduction.

(3)	Nonaccrual loans are included in the average balance; however, these loans are not earning any interest.

(4)	Includes loan fees.

(5)	The following table reconciles reported net interest income on a tax equivalent basis for the periods presented:

	2006	2005	2004

Net interest income	$75,282	$61,447	$50,182
Tax-equivalent adjustment to net interest income	4,286	2,628	2,399

Net interest income, fully tax-equivalent basis	$79,568	$64,075	$52,581

(6)	Includes construction loans.

(7)	2004 includes $2.1 million purchase accounting adjustment resulting from the prepayment of the FHLB advances which reduced interest expense.

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

The following table sets forth an analysis of volume and rate changes in interest income and interest expense of the Company’s average interest-earning assets and average interest-bearing liabilities for the indicated periods on a tax-equivalent basis assuming a 35.0% tax rate. The table distinguishes between the changes related to average outstanding balances (changes in volume holding the interest rate constant) and the changes related to average interest rates (changes in average rate holding the outstanding balance constant). The change in interest due to both volume and rate has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of the change in each.

	Year Ended December 31,
	2006 Compared to 2005			2005 Compared to 2004
	Change Due to			Change Due to
	Net	Volume	Rate	Net	Volume	Rate
	(Dollars in thousands)

Interest-Earning Assets:
Federal funds sold and interest- bearing due from banks	$1	$(303)	$304	$(826)	$(1,706)	$880
Securities taxable	1,145	(2,414)	3,559	142	(3,060)	3,202
Securities exempt from federal income taxes	3,572	3,622	(50)	974	1,073	(99)
FRB and FHLB stock	(34)	180	(214)	(331)	(122)	(209)
Loans held for sale	78	75	3	(10)	(21)	11
Commercial loans	11,025	8,545	2,480	3,037	1,145	1,892
Commercial real estate loans	26,761	19,687	7,074	12,859	8,936	3,923
Agricultural loans	75	65	10	33	16	17
Consumer real estate loans	5,715	3,988	1,727	4,663	4,188	475
Consumer installment loans	338	347	(9)	(30)	(38)	8

Total interest-earning assets	$48,676	$33,792	$14,884	$20,511	$10,411	$10,100

Interest-Bearing Liabilities:
Interest-bearing demand deposits	$(388)	$(305)	$(83)	$(336)	$(145)	$(191)
Money market demand accounts and savings accounts	1,853	(14)	1,867	1,139	312	827
Time deposits of less than $100,000	7,556	2	7,554	4,772	907	3,865
Time deposits of $100,000 or more	14,337	12,758	1,579	561	(87)	648
Public funds	93	(79)	172	278	76	202
Federal funds purchased and repurchase agreements	4,684	793	3,891	2,913	2,200	713
FHLB advances	4,107	4,055	52	(543)	(2,552)	2,009
Notes payable and other borrowings	941	352	589	233	(10)	243

Total interest-bearing liabilities	$33,183	$17,562	$15,621	$9,017	$701	$8,316

Net interest	$15,493	$16,230	$(737)	$11,494	$9,710	$1,784

Financial Condition

The following table sets forth the changes in the balance sheet at December 31, 2006 compared to December 31, 2005 excluding the Royal American acquisition on July 1, 2006.

					Excluding	Excluding
					Royal	Royal
				Royal	American	American
	December 31,			American	Acquisition	Acquisition
	2006	2005	$ Change	Acquisition(1)	$ Change	% Change
	(Dollars in thousands)

Assets:
Cash and cash equivalents(2)	$100,532	$70,599	$29,933	$(41,044)	$70,977	100.5%
Securities available-for-sale, at fair value	589,981	687,937	(97,956)	16,487	(114,443)	(16.6)
Securities held-to-maturity, at amortized cost	45,931	59,451	(13,520)	—	(13,520)	(22.7)
Federal Reserve and Federal Home Loan Bank stock	23,592	14,661	8,931	1,427	7,504	51.2
Loans held for sale	2,672	1,912	760	—	760	39.7
Loans	1,946,816	1,349,996	596,820	497,783	99,037	7.3
Allowance for loan loss	(23,229)	(17,760)	(5,469)	(3,244)	(2,225)	12.5

Net loans	1,923,587	1,332,236	591,351	494,539	96,812	7.3
Cash surrender value of life insurance	65,220	44,433	20,787	12,467	8,320	18.7
Premises and equipment, net	21,960	22,247	(287)	1,295	(1,582)	(7.1)
Other real estate	2,640	11,154	(8,514)	—	(8,514)	(76.3)
Core deposit and other intangibles, net	11,273	1,788	9,485	10,488	(1,003)	(56.1)
Goodwill	79,488	891	78,597	78,597	—	0.0
Other assets	75,170	60,299	14,871	4,535	10,336	17.1

Total assets	$2,942,046	$2,307,608	$634,438	$578,791	$55,647	2.4%

Liabilities and stockholders’ equity:
Noninterest-bearing	$276,381	$158,406	$117,975	$125,506	$(7,531)	(4.8)%
Interest-bearing	1,681,429	1,364,978	316,451	340,505	(24,054)	(1.8)

Total deposits	1,957,810	1,523,384	434,426	466,011	(31,585)	(2.1)
Federal funds purchased	66,000	68,000	(2,000)	30,000	(32,000)	(47.1)
Securities sold under agreements to repurchase	201,079	264,808	(63,729)	—	(63,729)	(24.1)
Advances from the Federal Home Loan Bank	319,883	150,000	169,883	4,854	165,029	110.0
Junior subordinated debentures	65,812	55,672	10,140	10,106	34	0.1
Due to broker	—	1,301	(1,301)	—	(1,301)	(100.0)
Other liabilities	44,220	28,317	15,903	4,053	11,850	41.8

Total liabilities	2,654,804	2,091,482	563,322	515,024	48,298	2.3
Total stockholders’ equity	287,242	216,126	71,116	63,767	7,349	3.4

Total liabilities and stockholders’ equity	$2,942,046	$2,307,608	$634,438	$578,791	$55,647	2.4%

(1)	Includes fair value adjustments.

(2)	Royal American Acquisition column includes cash and cash equivalents acquired through Royal American of $24,363 less cash paid for acquisition of $64,612 and capitalized costs of $795.

Set forth below are some balance sheet highlights at December 31, 2006 compared to December 31, 2005 excluding changes from the Royal American acquisition.

•	Total assets increased $55.6 million, or 2.4%.

•	Loans increased $99.0 million, or 7.3% .

•	Securities decreased by $128.0 million, or 17.1%; cash flow from principal payments of $86.0 million received on mortgage-backed securities were used to fund loan growth in 2006.

•	Deposits decreased by $31.6 million, or 2.1%; deposit losses included $7.5 million in noninterest-bearing deposits and. $24.1 million interest-bearing deposits.

Set forth below are some asset quality highlights at December 31, 2006 compared to December 31, 2005.

•	The allowance for loan losses was 1.19% of total loans at December 31, 2006 versus 1.32% at December 31, 2005. The allowance for loan losses increased by $3.2 million due to the Royal American merger.

•	Nonaccrual loans increased to 2.20% of total loans at December 31, 2006 from 0.59% at December 31, 2005 as a result of the large loan relationship previously discussed.

•	Allowance to nonaccrual loans coverage decreased to 0.54x in 2006 from 2.25x in 2005. The decrease was a result of net charge-offs totaling $9.8 million, total loan loss provision expense of $12.1 million, and the nonaccrual loans increase to $42.8 million at December 31, 2006 from $7.9 million at December 31, 2005.

•	Net loans charged off to average total loans were 0.59% at December 31, 2006 compared to 0.09% in the prior year. The increase was the result of the $7.5 million charge off in the fourth quarter of 2006 to reflect the deterioration of a large lending relationship.

The acquisition of Royal American contributed to the Company’s ongoing efforts to reduce risk in its loan portfolio through diversification. Similarly, over two thirds of the acquired commercial real estate loans through Royal are owner occupied.

Loans

The following table sets forth the composition of the Company’s loan portfolio as of the indicated dates.

	December 31,
	2006	2005	2004	2003	2002
	(In thousands)

Commercial	$376,944	$201,284	$184,558	$182,344	$197,353
Construction	424,181	358,785	270,836	253,951	310,263
Commercial real estate	761,742	496,819	411,535	359,047	356,167
Consumer
Home equity	147,366	115,429	100,322	77,772	67,572
Other consumer	9,373	4,273	4,377	5,062	8,107

Total consumer	156,739	119,702	104,699	82,834	75,679
Residential mortgage	227,762	174,184	126,047	77,916	73,619

Total loans, gross	1,947,368	1,350,774	1,097,675	956,092	1,013,081
Net deferred fees	(552)	(778)	(376)	(712)	(970)

Total loans	1,946,816	1,349,996	1,097,299	955,380	1,012,111
Allowance for loan losses	(23,229)	(17,760)	(16,217)	(14,459)	(19,540)

Net loans	$1,923,587	$1,332,236	$1,081,082	$940,921	$992,571

Loans held for sale:
Consumer real estate	$2,672	$1,912	$693	$1,571	$4,394

The following table sets forth the changes in composition of the Company’s loan portfolio as of December 31, 2006 excluding the loans acquired through the Royal American acquisition compared to December 31, 2005.

					Excluding	Excluding
					Royal	Royal
				Royal	American	American
	December 31,			American	Acquisition	Acquisition
	2006	2005	$ Change	Acquisition(1)	$ Change	% Change
	(Dollars in thousands)

Commercial	$376,944	$201,284	$175,660	$157,103	$18,557	9.2%
Construction	424,181	358,785	65,396	40,526	24,870	6.9
Commercial real estate	761,742	496,819	264,923	220,885	44,038	8.9
Consumer
Home equity	147,366	115,429	31,937	43,019	(11,082)	(9.6)
Other consumer	9,373	4,273	5,100	6,318	(1,218)	(28.5)

Total consumer	156,739	119,702	37,037	49,337	(12,300)	(10.3)
Residential mortgage	227,762	174,184	53,578	29,932	23,646	13.6

Total loans, gross	1,947,368	1,350,774	596,594	497,783	98,811	7.3
Net deferred fees	(552)	(778)	226	—	226	(29.0)

Total loans	1,946,816	1,349,996	596,820	497,783	99,037	7.3
Allowance for loan losses	(23,229)	(17,760)	(5,469)	(3,244)	(2,225)	12.5

Net loans	$1,923,587	$1,332,236	$591,351	$494,539	$96,812	7.3%

Loans held for sale:
Consumer real estate	$2,672	$1,912	$760	$—	$760	39.7%

(1)	Includes fair value adjustments.

Set forth below are other highlights of changes in the loan portfolio excluding changes from the Royal American acquisition.

•	Total loans increased $99.0 million, or 7.3%.

•	Commercial loans increased $18.6 million, or 9.2%.

•	Construction loans increased by $24.9 million or 6.9%.

•	Commercial real estate loans rose by $44.0 million or 8.9%.

•	Consumer loans decreased $12.3 million or 10.3%.

•	Residential mortgage loans increased $23.6 million or 13.6%.

Many consumer residential mortgage loans the Company originates are sold in the secondary market. At any point in time, loans will be at various stages of the mortgage banking process. Loans held for sale were $2.7 million at December 31, 2006 compared to $1.9 million the prior year. The carrying value of these loans approximated their market value at that time. The Company does not hold any sub-prime loans.

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

The Company reduced its loan concentrations in 2006. The balance outstanding for borrowing relationships of $30.0 million or more decreased by $124.0 million, or 56.7%. The following is a summary of loan concentrations based on balances as of the indicated dates.

	December 31,		December 31,
	2006		2005
		No. of		No. of
	Amount	Borrowers	Amount	Borrowers
	(Dollars in thousands)

$30.0 million or more	$94,523	3	$218,492	6
$25.0 million or more	144,999	5	273,277	8

Loan Maturities

The following table sets forth the remaining maturities, based upon contractual dates, for selected loan categories as of December 31, 2006.

	One Year	1-5 Years		Over 5 Years
	Or Less	Fixed	Variable	Fixed	Variable	Total
	(In thousands)

Commercial	$241,582	$80,087	$43,846	$11,142	$287	$376,944
Construction	352,165	35,345	33,523	1,353	1,795	424,181
Commercial real estate	184,083	482,728	41,427	47,337	6,167	761,742
Consumer
Home equity	46,989	15,423	43,955	130	40,869	147,366
Other consumer	5,544	3,168	661	—	—	9,373

Total consumer	52,533	18,591	44,616	130	40,869	156,739
Residential mortgage	49,355	45,691	1,821	71,342	59,553	227,762

Total loans, gross	879,718	662,442	165,233	131,304	108,671	1,947,368
Net deferred fees(1)	—	—	—	—	—	(552)

Total loans	$879,718	$662,442	$165,233	$131,304	$108,671	$1,946,816

(1)	The Company’s data processing system currently limits its ability to break net deferred fees out over the timeframes in the table.

Nonaccrual Loans

The Company’s financial statements are prepared on the accrual basis of accounting, including the recognition of interest income on its loan portfolio. The accrual of interest on loans is discontinued at the time a loan is 90 days past due unless the credit is well-secured and in process of collection. Past due status is based on contractual terms of the loan. In all cases, loans are placed on nonaccrual or charged off at an earlier date if collection of principal or interest is considered doubtful. All interest accrued but not collected for loans that are placed on nonaccrual or charged off is reversed against interest income. The interest on these loans is accounted for on the cash-basis or cost-recovery method, until qualifying for return to accrual. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured.

Under SFAS No. 114 and No. 118, the Company currently defines loans that are individually evaluated for impairment to include commercial, commercial real estate and agricultural loans over $300,000 that are in nonaccrual status or were restructured. All other smaller balance loans with similar attributes are evaluated for impairment in total.

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

The following table sets forth information on the Company’s nonaccrual loans and nonperforming assets as of the indicated dates.

	December 31,
	2006	2005	2004	2003	2002
	(Dollars in thousands)

Impaired and other loans 90 days past due and accruing	$34	$4	$21	$11	$1,842

Nonaccrual and impaired loans not accruing	$42,826	$7,905	$9,296	$14,916	$27,946
Other real estate	2,640	11,154	8,064	6,712	84

Total nonperforming assets	$45,466	$19,059	$17,360	$21,628	$28,030

Total nonaccrual loans to total loans	2.20%	0.59%	0.85%	1.56%	2.76%
Total nonperforming assets to total loans and other real estate	2.33	1.40	1.57	2.25	2.77
Total nonperforming assets to total assets	1.55	0.83	0.78	0.96	1.40

During 2006, 2005, and 2004, the Company recognized interest income on impaired loans of $2.9 million, $2.4 million, and $2.8 million, respectively.

Nonaccrual loans increased $34.9 million to $42.8 million at December 31, 2006 from $7.9 million at December 31, 2005. The Company previously announced the downgrading of a large loan relationship linked to a single long-standing customer to substandard in the second quarter of 2006. On December 31, 2006, total nonaccrual loans related to this relationship were $25.8 million, representing 60% of total nonaccrual loans. Additional advances may also be provided to this borrower as part of the loan workout strategy.

Other real estate decreased to $2.6 million in 2006 from $11.2 million in 2005; the balance was reduced primarily due to the sale of properties included in a townhouse project. Other real estate is carried at its estimated net realizable value.

Total nonperforming assets increased by $26.4 million from $19.1 million in 2005 to $45.5 million in 2006.

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

	Year Ended December 31,
	2006		2005		2004		2003		2002
	(Dollars in thousands)

Average total loans	$1,658,920		$1,210,873		$984,976		$995,078		$969,943

Total loans at end of year	$1,946,816		$1,349,996		$1,097,299		$955,380		$1,012,111

Total nonaccrual loans	$42,826		$7,905		$9,296		$14,916		$27,946

Allowance at beginning of year	$17,760		$16,217		$14,459		$19,540		$8,858
Addition resulting from acquisition	3,244		—		—		300		—
Allowance adjustment for loan sale by related parties(1)	—		—		—		(6,685)		—
Charge-offs:
Commercial loans	5,912		1,668		819		7,645		6,512
Consumer real estate loans	360		15		37		48		3
Commercial real estate loans	4,401		772		1,162		1,500		105
Agricultural loans	—		—		—		—		—
Consumer installment loans	136		64		130		77		268

Total charge-offs	10,809		2,519		2,148		9,270		6,888
Recoveries:
Commercial loans	616		1,448		163		1,072		134
Consumer real estate loans	4		5		32		2		47
Commercial real estate loans	339		6		261		10		4
Agricultural loans	—		—		—		—		—
Consumer installment loans	25		14		50		35		25

Total recoveries	984		1,473		506		1,119		210

Net charge-offs	9,825		1,046		1,642		8,151		6,678
Provision for loan losses	12,050		2,589		3,400		9,455		17,360

Allowance at end of the year	$23,229		$17,760		$16,217		$14,459		$19,540

Net charge-off to average total loans	0.59%		0.09%		0.17%		0.82%		0.69%
Allowance to total loans at end of year	1.19		1.32		1.48		1.51		1.93
Allowance to nonaccrual loans	0.54	x	2.25	x	1.74	x	0.97	x	0.70x

(1)	Adjustment made following the Bank’s receipt of $13.3 million of proceeds from an entity indirectly owned by certain directors and family members of directors relating to the sale of previously classified loans, of which $12.5 million was applied to outstanding principal, $750,000 to fund a letter of credit, and $67,000 applied to accrued interest income and late charges on March 26, 2003. As a consequence, the Bank recognized a $4.0 million after-tax capital contribution as a result of the sale of these loans to the related parties. As of December 31, 2002, $6.3 million of the $12.5 million outstanding principal amount of these loans was considered impaired.

The provision for loan losses increased $9.5 million to $12.1 million for the year ended December 31, 2006 from $2.6 million for the year ended December 31, 2005 primarily reflecting the deterioration of a large lending relationship. The Company also charged off $7.5 million of these loans to reflect the deterioration of the relationship with this borrower. The allowance for loan losses was $23.2 million at December 31, 2006 and $17.8 million at December 31, 2005. Total recoveries on loans previously charged off were $984,000 for the year ended December 31, 2006 and $1.5 million for the year ended December 31, 2005. These recoveries were due primarily to payments from customers’ bankruptcy proceedings or payment plans on charged-off loans.

Net charge-offs increased $8.8 million to $9.8 million, or 0.59% of average loans, in 2006 compared to $1.0 million, or 0.09% of average loans in 2005, reflecting the impact of the $7.5 million charge-off discussed above. Allowance for loan losses to nonaccrual loans ratio was 0.54x and 2.25x at December 31, 2006 and December 31, 2005, respectively.

Excluding the large lending relationship, the allowance for loan losses to nonaccrual loans would be 1.19x and the ratio of nonperforming assets to total assets at December 31, 2006, would be 0.67%. The following table reflects the allowance for loan losses, nonaccrual loan, and nonperforming assets excluding the large lending relationship.

			Exluding
		Large	Large
		Lending	Lending
	December 31,	Relationship	Relationship
	2006	Adjustment	Adjustment
	(In thousands)

Allowance for loan losses	$23,229	$(3,000)	$20,229
Nonaccrual loans	42,826	(25,825)	17,001
Nonperforming assets	45,466	(25,825)	19,641

The following table sets forth the Company’s allocation of the allowance for loan losses by types of loans as of the indicated dates.

	December 31,
	2006		2005		2004		2003		2002
		Loan		Loan		Loan		Loan		Loan
		Category		Category		Category		Category		Category
		To		To		To		To		To
		Gross		Gross		Gross		Gross		Gross
	Amount	Loans	Amount	Loans	Amount	Loans	Amount	Loans	Amount	Loans
	(Dollars in thousands)

Commercial	$6,156	19.87%	$7,727	14.54%	$8,124	16.72%	$6,479	18.57%	$15,062	20.12%
Commercial real estate	16,166	65.35	7,807	69.24	6,837	68.92	7,101	72.04	3,096	70.03
Agricultural	3	0.13	3	0.15	—	0.11	—	0.09	21	0.12
Consumer real estate	352	14.10	864	15.76	385	13.90	257	8.81	134	9.12
Consumer installment	90	0.55	46	0.31	438	0.35	360	0.49	348	0.61
Unallocated	462	—	1,313	—	44	—	262	—	879	—

Total allowance for loan losses	$23,229	100.00%	$17,760	100.00%	$16,217	100.00%	$14,459	100.00%	$19,540	100.00%

As of December 31, 2006, approximately 26.5% of the allowance was allocated to commercial loans, while 43.5% was allocated in the prior year. During March 2003, $13.3 million of classified nonperforming loans were sold to an insider group. See footnote (1) to the table on page 53.

The Company had a reserve for losses on unfunded commitments of $233,000 at December 31, 2006 and $258,000 at December 31, 2005.

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

Loans in this category have some identifiable problem but, in management’s opinion, offer no immediate risk of loss. An extension of credit that is not delinquent also may be identified as special mention. These loans are classified due to Bank management’s actions or the servicing of the loan. The lending officer may be unable to properly supervise the credit because of an inadequate loan or credit agreement. There may be questions regarding the condition of and/or control over collateral. Economic or market conditions may unfavorably affect the obligor in the future. A declining trend in the obligor’s operations or an imbalanced position in the balance sheet may exist, although it is not to the point that repayment is jeopardized. Another example of a special mention credit is one that has other deviations from prudent lending practices.

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

The Company’s determination as to the classification of its assets and the amount of its valuation allowances is subject to review by the Bank’s primary regulators in the course of its regulatory examinations, which can order the establishment of additional general or specific loss allowances. There can be no assurance that regulators, in reviewing the Company’s loan portfolio, will not request the Company to materially increase its allowance for loan losses. Although management believes that adequate specific and general loan loss allowances have been established, actual losses are dependent upon future events and, as such, further additions to the level of specific and general loan loss allowances may become necessary. The Company’s allowance for loan losses at December 31, 2006 is considered by management to be adequate.

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

The following tables set forth the composition of the Company’s securities portfolio by major category as of the indicated dates. The securities portfolio as of December 31, 2006, 2005, and 2004 has been categorized as either available-for-sale or held-to-maturity in accordance with SFAS No. 115.

	December 31, 2006
	Held-to-Maturity		Available-for-Sale		Total
							% of
	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized
	Cost	Value	Cost	Value	Cost	Value	Cost
	(Dollars in thousands)

U.S. Treasury and obligations of U.S. government-sponsored entities	$—	$—	$6,958	$6,958	$6,958	$6,958	1.08%
Obligations of states and political subdivisions	1,686	1,697	97,167	96,987	98,853	98,684	15.29
Mortgage-backed securities	44,245	42,990	444,392	434,108	488,637	477,098	75.56
Equity securities	—	—	41,131	41,521	41,131	41,521	6.36
Other bonds	—	—	11,034	10,407	11,034	10,407	1.71

Total	$45,931	$44,687	$600,682	$589,981	$646,613	$634,668	100.00%

	December 31, 2005
	Held-to-Maturity		Available-for-Sale		Total
							% of
	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized
	Cost	Value	Cost	Value	Cost	Value	Cost
	(Dollars in thousands)

U.S. Treasury and obligations of U.S. government-sponsored entities	$—	$—	$24,866	$24,719	$24,866	$24,719	3.27%
Obligations of states and political subdivisions	6,138	6,182	79,463	78,350	85,601	84,532	11.26
Mortgage-backed securities	53,313	52,150	521,896	511,312	575,209	563,462	75.66
Equity securities	—	—	63,574	62,930	63,574	62,930	8.36
Other bonds	—	—	11,054	10,626	11,054	10,626	1.45

Total	$59,451	$58,332	$700,853	$687,937	$760,304	$746,269	100.00%

	December 31, 2004
	Held-to-Maturity		Available-for-Sale		Total
							% of
	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized
	Cost	Value	Cost	Value	Cost	Value	Cost
	(Dollars in thousands)

U.S. Treasury and obligations of U.S. government-sponsored entities	$—	$—	$334,870	$311,144	$334,870	$311,144	60.81%
Obligations of states and political subdivisions	8,799	9,043	320	320	9,119	9,363	1.66
Mortgage-backed securities	80,159	79,967	34,455	33,844	114,614	113,811	20.82
Equity securities	—	—	80,924	81,089	80,924	81,089	14.70
Other bonds	—	—	11,074	10,653	11,074	10,653	2.01

Total	$88,958	$89,010	$461,643	$437,050	$550,601	$526,060	100.00%

As of December 31, 2006, the Company held no securities of a single issuer with a book value exceeding 10% of stockholders’ equity other than those of the U.S. Treasury or other U.S. government or government-sponsored entities.

The total fair value of the securities portfolio was $634.7 million as of December 31, 2006, or 98.2% of amortized cost. The total fair value of the securities portfolio was $746.3 million and $526.1 million as of December 31, 2005 and 2004, respectively.

The Company has implemented strategies to reduce its securities as a percentage of earning assets and provide funding for higher yielding loans. The proceeds of the principal paydowns from mortgage-backed securities of $86.0 million during 2006 were used to fund loan growth. This strategy will continue as long as yields on average loans are 200 basis points or more than yields on average securities.

The Company’s securities available-for-sale portfolio decreased $98.0 million, or 14.2%, in 2006 compared to 2005. Set forth below is a summary of the change in the available-for-sale securities:

•	Cash flow from principal payments of $86.0 million received on mortgage-backed securities in the available-for-sale and held-to-maturity portfolios were used to fund loan growth during 2006.

•	U.S. government agency and government-sponsored entity mortgage-backed securities decreased 15.1%, or $77.2 million, from $511.3 million at December 31, 2005 to $434.1 million at December 31, 2006.

•	Equity securities decreased $21.4 million to $41.5 million at December 31, 2006 from December 31, 2005. Equity securities included capital securities of U.S. government-sponsored entities.

•	Obligations of state and political subdivisions increased $18.6 million to $97.0 million at December 31, 2006 from December 31, 2005. As part of its tax strategy, the Company continued to build its tax-exempt municipal bond position in the securities portfolio in 2006.

•	Other bonds decreased $219,000 to $10.4 million at December 31, 2006 compared to $10.6 million at December 31, 2005. Other bonds include high grade corporate bonds primarily issued by financial institutions.

Securities held-to-maturity decreased $13.5 million, or 22.7%, from $59.5 million at December 31, 2005 to $45.9 million at December 31, 2006, mainly due to paydowns on mortgage-backed securities.

There were no trading securities held at December 31, 2006 or December 31, 2005. When acquired, the Company holds trading securities and derivatives on a short-term basis based on market and liquidity conditions.

Investment Maturities and Yields

The following tables set forth the contractual or estimated maturities of the components of the Company’s securities portfolio as of December 31, 2006 and the weighted average yields. The table assumes estimated fair values for available-for-sale securities and amortized cost for held-to-maturity securities:

	Maturing
			After One But		After Five But
	Within One		Within		Within		After
	Year		Five Years		Ten Years		Ten Years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
	(Dollars in thousands)

Available-for-Sale-Securities:
U.S. Treasury and obligations of U.S. government-sponsored entities	$6,958	4.17%	$—	—%	$—	—%	$—	—%	$6,958	4.17%
Obligations of states and political subdivisions	—	—	2,112	3.80	75,560	3.81	19,315	3.88	96,987	3.82
Mortgage-backed securities	—	—	350,238	4.80	83,870	5.07	—	0.00	434,108	4.85
Equity securities(1)	—	—	—	—	—	—	41,521	5.63	41,521	5.63
Other bonds	—	—	—	—	10,407	4.46	—	0.00	10,407	4.46

Total	$6,958	4.17%	$352,350	4.79%	$169,837	4.47%	$60,836	5.08%	$589,981	4.72%

Held-to-Maturity Securities:
Obligations of states and political subdivisions	$430	4.82%	$250	4.90%	$1,006	3.74%	$—	—%	$1,686	4.19%
Mortgage-backed securities	—	—	1,542	5.70	42,703	5.46	—	—	44,245	5.47

Total	$430	4.82%	$1,792	5.59%	$43,709	5.42%	$—	—%	$45,931	5.42%

(1)	Equity securities, although they do not have a maturity date, are included in the after ten years column.

Deposits

The Company competes for core deposits in the heavily-banked Chicago Metropolitan Statistical Area. Competitive pricing has made it difficult to maintain and grow these types of deposits. The level of pressure for core deposits is not expected to ease in the near term. To overcome this challenge, the Company has changed and expanded staffing and management at its banking centers and initiated a number of customer outreach initiatives to expand deposits. In addition, the Company is in the process of creating a performance-driven sales environment and increasing activity in its branches. Deposit growth is expected in the future as new customers are added due to the addition of new small business and commercial and industrial loans and a commitment to relationship banking.

The following table sets forth the changes in deposits as of December 31, 2006 compared to December 31, 2005 excluding the deposits acquired through the Royal American acquisition.

					Excluding	Excluding
					Royal	Royal
				Royal	American	American
	December 31,			American	Acquisition	Acquisition
	2006	2005	$ Change	Acquisition(1)	$ Change	% Change
	(Dollars in thousands)

Noninterest-bearing demand	$276,381	$158,406	$117,975	$125,506	$(7,531)	(4.8)%

Interest-bearing demand	161,585	155,403	6,182	32,714	(26,532)	(17.1)
Money market	272,577	196,695	75,882	139,266	(63,384)	(32.2)
Savings	105,378	110,546	(5,168)	5,078	(10,246)	(9.3)
Certificates of deposit less than $100,000	721,578	752,028	(30,450)	8,383	(38,833)	(5.2)
Certificates of deposit over $100,000	420,311	131,406	288,905	144,689	144,216	109.7
Public funds	—	18,900	(18,900)	10,375	(29,275)	(154.9)

Total interest-bearing deposits	1,681,429	1,364,978	316,451	340,505	(24,054)	(1.8)

Total deposits	$1,957,810	$1,523,384	$434,426	$466,011	$(31,585)	(2.1)%

(1)	Includes fair value adjustments.

Set forth below is a summary of the change in the Company’s deposits excluding those acquired through Royal American:

•	Deposits decreased by $31.6 million, or 2.1%; deposit losses included $7.5 million in noninterest-bearing deposits and. $24.1 million interest-bearing deposits.

•	Core deposits, which include demand, interest-bearing demand, money market, and savings deposits, decreased $107.7 million. The majority of this decrease was the migration of demand deposit, interest-bearing demand deposit, money market, and savings accounts into certificates of deposit and the reliance on more expensive wholesale funds.

•	Certificates of deposits less than $100,000 decreased 5.2% or $38.8 million.

•	Certificates of deposit over $100,000 increased $144.2 million and public funds certificates of deposits decreased by $29.3 million. Brokered certificates of deposit, included in certificates of deposit over $100,000, increased by $70.8 million.

The following table sets forth the average amount of and the average rate paid on deposits by category for the indicated periods.

	Year Ended December 31,
	2006			2005			2004
	Average	Percent of		Average	Percent of		Average	Percent of
	Balance	Deposits	Rate	Balance	Deposits	Rate	Balance	Deposits	Rate
				(Dollars in thousands)

Noninterest-bearing demand deposits	$220,706	12.23%	0.00%	$154,180	10.28%	0.00%	$148,173	10.21%	0.00%
Interest-bearing demand deposits	150,503	8.34	1.17	176,355	11.75	1.22	187,684	12.93	1.32
Savings and money market accounts	346,933	19.23	2.18	347,792	23.18	1.64	326,544	22.50	1.40
Time Deposits:
Certificates of deposit, less than $100,000(1)	747,676	41.44	4.20	747,611	49.83	3.19	714,787	49.24	2.66
Certificates of deposit, over $100,000(1)	326,516	18.10	4.99	60,405	4.03	3.23	64,237	4.43	2.16
Public funds	11,703	0.65	4.54	13,943	0.93	3.14	10,156	0.70	1.57

Total time deposits	1,085,895	60.19	4.44	821,960	54.79	3.19	789,180	54.37	2.61

Total deposits	$1,804,037	100.00%	3.19%	$1,500,286	100.00%	2.27%	$1,451,581	100.00%	1.90%

(1)	Certificates of deposit exclusive of public funds.

The following table summarizes the maturity distribution of certificates of deposit in amounts of $100,000 or more as of the dates indicated. These deposits have been made by individuals, businesses, and public and other not-for-profit entities, most of which are located within the Company’s market area.

	December 31,
	2006	2005	2004
	(In thousands)

Three months or less	$271,994	$131,607	$50,433
Over three months through six months	63,168	29,278	79,512
Over six months through twelve months	160,478	74,054	27,656
Over twelve months	58,020	11,848	540

Total	$553,660	$246,787	$158,141

Borrowings

The following table summarizes the Company’s borrowings as of the dates indicated.

	December 31,
	2006	2005	2004
	(In thousands)

Federal funds purchased	$66,000	$68,000	$—
Securities sold under agreements to repurchase	201,079	264,808	146,885
Notes payable	—	—	—
Junior subordinated debt	65,812	55,672	55,672
FHLB advances	319,883	150,000	118,079

Total	$652,774	$538,480	$320,636

The increase in borrowings at December 31, 2006 reflects the funding needs the Company experienced during the year to fund loan growth due to the lack of deposit growth. The increase in FHLB advances was a result of the Company’s difficulty in raising low cost deposits. For the year ended December 31, 2006, the average rate paid on FHLB advances was approximately 66 basis points more than interest-bearing deposits.

The Company’s borrowings include overnight funds purchased, securities sold under agreements to repurchase, FHLB advances, junior subordinated debt, and commercial bank lines of credit. The following tables set forth categories and the balances of the Company’s short-term or revolving lines of credit borrowings (notes payable) for the periods indicated.

	Year Ended December 31,
	2006	2005	2004
	(Dollars in thousands)

Federal funds purchased:
Balance at end of year	$66,000	$68,000	$—
Weighted average interest rate at end of year	5.30%	4.26%	—%
Maximum amount outstanding(1)	$95,000	$73,000	$37,000
Average amount outstanding	29,474	27,888	3,322
Weighted average interest rate during year(2)	5.18%	3.64%	2.05%

(1)	Based on amounts outstanding at each month end during the year.

(2)	During 2006 and 2005, there were four and eight increases, respectively, in the federal funds target rate.

	Year Ended December 31,
	2006	2005	2004
	(Dollars in thousands)

Securities sold under repurchase agreements:
Balance at end of year	$201,079	$264,808	$146,885
Weighted average interest rate at end of year	4.40%	3.83%	2.67%
Maximum amount outstanding(1)	$294,599	$264,808	$264,007
Average amount outstanding	226,369	204,438	155,983
Weighted average interest rate during year	4.59%	3.04%	2.72%

(1)	Based on amount outstanding at month end during each year.

The Bank is a member of the FHLB. Membership requirements include common stock ownership in the FHLB. At December 31, 2006, the FHLB advances have various call provisions ranging from nine months to two years. The Company acquired $5.0 million in FHLB advances in the Royal American merger. These advances are used as a supplemental source of funds. The Bank is currently in compliance with the FHLB’s membership requirements.

The following table sets forth categories and the balances of the Company’s FHLB advances as of the indicated dates or for the indicated periods.

	Year Ended December 31,
	2006	2005	2004
	(Dollars in thousands)

FHLB advances:
Balance at end of year	$319,883	$150,000	$118,079
Weighted average interest rate at end of year(2)	4.54%	3.48%	4.55%
Maximum amount outstanding(1)	$319,883	$150,000	$214,461
Average amount outstanding	228,811	134,194	204,915
Weighted average interest rate during year(2)	4.29%	4.25%	3.05%

(1)	Based on amount outstanding at month end during each year.

(2)	Includes the impact of the interest rate swaps and purchase accounting adjustment for 2004. The purchase accounting adjustment of $2.1 million reduced the weighted average interest rate from 4.08% to 3.05%.

The following table sets forth categories and balances of the Company’s short-term or revolving lines of credit borrowings from correspondent banks as of the indicated dates or for the indicated periods.

	Year Ended December 31,
	2006	2005	2004
	(Dollars in thousands)

Lines of Credit:
Balance at end of year	$—	$—	$—
Weighted average interest rate at end of year	—%	—%	—%
Maximum amount outstanding(1)	$—	$2,000	$2,000
Average amount outstanding	—	202	366
Weighted average interest rate during year	—%	4.33%	2.32%

(1)	Based on amount outstanding at month end during each year.

The Company has a credit agreement with a correspondent bank, which provides the Company with a revolving line of credit with a maximum of $50.0 million. This revolving line of credit matures on March 23, 2007.

The Company had $65.8 million in junior subordinated debentures owed to unconsolidated trusts that were formed to issue trust preferred securities. The Company acquired $10.3 million in junior subordinated debt owed to unconsolidated trust through Royal American. The following table details the five unconsolidated trusts and their common and trust preferred securities:

				Mandatory	Optional
Issuer	Issue Date	Amount	Rate	Redemption Date	Redemption Date
		(In thousands)

MBHI Capital Trust II	October 29, 2002	$15,464	LIBOR+3.45%	November 7, 2032	November 7, 2007
MBHI Capital Trust III	December 19, 2003	9,279	LIBOR+3.00%	December 30, 2033	December 30, 2008
MBHI Capital Trust IV	December 19, 2003	10,310	LIBOR+2.85%	January 23, 2034	January 23, 2009
MBHI Capital Trust V	June 7, 2005	20,619	LIBOR+1.77%	June 15, 2035	June 15, 2010
Royal Capital Trust I	April 30, 2004	10,310	6.62% until July 23, 2009;	July 23, 2034	July 23, 2009
			LIBOR+2.75%
Fair value adjustment		(170)

Total junior subordinated debentures		$65,812

Capital Resources

The Company monitors compliance with bank and bank-holding company regulatory capital requirements, focusing primarily on risk-based capital guidelines. Under the risk-based capital method of capital measurement, the ratio computed is dependent upon the amount and composition of assets recorded on the balance sheet and the amount and composition of off-balance-sheet items, in addition to the level of capital. Included in the risk-based capital method are two measures of capital adequacy: Tier 1, or core capital, and total capital, which consists of Tier 1 plus Tier 2 capital. See “Business — Supervision and Regulation — Bank Holding Company Regulation” for definitions of Tier 1 and Tier 2 capital.

The following tables set forth the Company’s capital ratios as of the indicated dates.

	Risk-Based Capital Ratios December 31,
	2006		2005		2004
	Amount	Ratio	Amount	Ratio	Amount	Ratio
			(Dollars in thousands)

Tier 1 capital to risk-weighted assets	$266,753	11.92%	$274,408	16.97%	$198,597	13.27%
Tier 1 capital minimum requirement	89,492	4.00	64,691	4.00	59,879	4.00
Total capital to risk-weighted assets	290,158	12.97	292,168	18.07	219,343	14.65
Total capital minimum requirements	178,984	8.00	129,381	8.00	119,758	8.00
Total risk-weighted assets	2,237,305		1,617,267		1,496,978

In July 2006, the Company issued 2,865,933 of common shares as a result of the Royal American merger increasing capital by $63.8 million. In August 2005, the Company issued 3,450,000 new common shares through a public offering raising a net amount of new capital of $67.9 million. The Company includes $64.0 million for 2006, $54.0 million for 2005, and $51.3 million for 2004 of trust preferred securities in Tier I capital based on regulatory limitations.

Liquidity

The Company manages its liquidity position with the objective of maintaining sufficient funds to respond to the needs of depositors and borrowers and to take advantage of earnings enhancement opportunities. At December 31, 2006, the Company had cash and cash equivalents of $100.5 million. In addition to the normal inflow of funds from its securities portfolio, and repayments and maturities of loans and securities, the Company utilizes other short-term, intermediate-term and long-term funding sources such as securities sold under agreements to repurchase, overnight funds purchased from correspondent banks and the acceptance of short-term deposits from public entities.

The FHLB provides an additional source of liquidity which has been used by the Bank extensively since 1999. The Bank also has various funding arrangements with commercial and investment banks in the form of Federal funds lines, repurchase agreements, and brokered and public funds certificate of deposit programs. The Bank maintains these funding arrangements to achieve favorable costs of funds, manage interest rate risk, and enhance liquidity in the event of deposit withdrawals. The repurchase agreements and public funds certificate of deposit are subject to the availability of collateral. The Company believes it has sufficient liquidity to meet its current and future liquidity needs.

The Company monitors and manages its liquidity position on several levels, which vary depending upon the time period. As the time period is expanded, other data is factored in, including estimated loan funding requirements, estimated loan payoffs, securities portfolio maturities or calls, and anticipated depository buildups or runoffs.

The Company classifies the majority of its securities as available-for-sale, thereby maintaining significant liquidity. Certain available-for-sale securities were temporarily impaired at December 31, 2006, primarily due to changes in interest rates. The Company has both the intent and ability to hold each of the temporarily impaired securities for the time necessary to recover its amortized cost. See Note 5 to the Notes to the audited consolidated financial statements for more details. The Company’s liquidity position is further enhanced by the structuring of a majority of its loan portfolio interest payments as monthly and also by the representation of residential mortgage loans in the Company’s loan portfolio.

The Company’s cash flows are composed of three classifications: cash flows from operating activities, cash flows from investing activities, and cash flows from financing activities. See Statement of Cash Flows in the Consolidated Financial Statements.

Contractual Obligations, Commitments, and Off-Balance Sheet Arrangements

	December 31, 2006
	Payments Due By Period
	Within			After
	1 Year	2-3 Years	4-5 Years	5 Years	Total
			(In thousands)

Deposits without a stated maturity	$815,920	$—	$—	$—	$815,920
Consumer and brokered certificates of deposits	1,022,782	116,420	2,688	—	1,141,890
Securities sold under agreements to repurchase	106,079	10,000	—	85,000	201,079
FHLB advances	—	4,883	225,000	90,000	319,883
Junior subordinated debentures owed to unconsolidated trusts	—	—	—	65,812	65,812
Operating leases	1,075	1,844	1,222	3,715	7,856

Total contractual cash obligations	$1,945,856	$133,147	$228,910	$244,527	$2,552,440

The following table details the amounts and expected maturities of significant commitments as of December 31, 2006.

	Amount of Commitment Expiration Per Period
	Within			After
	1 Year	2-3 Years	4-5 Years	5 Years	Total
			(In thousands)

Lines of Credit:
Commercial real estate	$175,568	$43,258	$908	$282	$220,016
Consumer real estate	33,040	12,925	28,014	39,572	113,551
Consumer	—	—	—	2,904	2,904
Commercial	219,100	8,971	1,926	2,747	232,744
Letters of credit	38,321	16,455	14,199	375	69,350
Commitments to extend credit	111,159	—	—	—	111,159

Total commercial commitments	$577,188	$81,609	$45,047	$45,880	$749,724

Asset/Liability Management

The business of the Company and the composition of its balance sheet consist of investments in interest-earning assets (primarily loans, mortgage-backed securities, and other securities) that are primarily funded by interest-bearing liabilities (deposits and borrowings). All of the financial instruments of the Company as of December 31, 2006 were held for other-than-trading purposes. Such financial instruments have varying levels of sensitivity to changes in market rates of interest. The Company’s net interest income is dependent on the amounts of and yields on its interest-earning assets as compared to the amounts of and rates on its interest-bearing liabilities. Net interest income is therefore sensitive to changes in market rates of interest.

The Company’s asset/liability management strategy is to maximize net interest income while limiting exposure to risks associated to changes in interest rates. This strategy is implemented by the Company’s ongoing analysis and management of its interest rate risk. A principal function of asset/liability management is to coordinate the levels of interest-sensitive assets and liabilities to manage net interest income fluctuations within limits in times of fluctuating market interest rates.

Interest rate risk results when the maturity or repricing intervals and interest rate indices of the interest-earning assets, interest-bearing liabilities, and off-balance-sheet financial instruments are different, thus creating a risk that will result in disproportionate changes in the value of and the net earnings generated from the Company’s interest-earning assets, interest-bearing liabilities, and off-balance-sheet financial instruments. The Company’s exposure to interest rate risk is managed primarily through the Company’s strategy of selecting the types and terms of interest-earning assets and interest-bearing liabilities that generate favorable earnings while limiting the potential negative effects of changes in market interest rates. Because the Company’s primary source of interest-bearing liabilities is customer deposits, the Company’s ability to manage the types and terms of such deposits may be somewhat limited by customer maturity preferences in the market areas in which the Company operates. Over the past few years, several hundred new bank branches have opened in the Company’s marketplace. Deposit pricing is competitive with promotional rates frequently offered by competitors. Ongoing competition for core and time deposits are driving up yields paid. Borrowings, which include FHLB advances, short-term borrowings, and long-term borrowings, are generally structured with specific terms which, in management’s judgment, when aggregated with the terms for outstanding deposits and matched with interest-earning assets, reduce the Company’s exposure to interest rate risk. The rates, terms, and interest rate indices of the Company’s interest-earning assets result primarily from the Company’s strategy of investing in securities and loans (a substantial portion of which have adjustable rate terms). This permits the Company to limit its exposure to interest rate risk, together with credit risk, while at the same time achieving a positive interest rate spread from the difference between the income earned on interest-earning assets and the cost of interest-bearing liabilities.

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

The Company performs a net interest income analysis as part of its asset/liability management practices. Net interest income analysis measures the change in net interest income in the event of hypothetical changes in interest rates. This analysis assesses the risk of change in net interest income in the event of sudden and sustained 1.0% and 2.0% increases and 1.0% and 2.0% decreases in market interest rates. The tables below present the Company’s projected changes in net interest income for the various rate shock levels at December 31, 2006 and 2005, respectively.

	Change in Net Interest Income Over One Year Horizon
					Guideline
	December 31, 2006		December 31, 2005		Maximum
	Dollar	%	Dollar	%	%
	Change	Change	Change	Change	Change
		(Dollars in thousands)

+200 bp	$(3,172)	(4.00)%	$167	0.26%	(15.0)%
+100 bp	(1,683)	(2.12)	99	0.15	(15.0)
−100 bp	1,410	1.78	696	1.09	(15.0)
−200 bp	(1,511)	(1.90)	(3,481)	(5.44)	(15.0)

For instance, as shown above at December 31, 2006, the effect of an immediate 200 basis point increase in interest rates would decrease the Company’s net interest income by 4.00%, or approximately $3.2 million. At December 31, 2005, the effect of an immediate 200 basis point increase in interest rates would increase the Company’s net interest income by 0.26%, or approximately $167,000. Overall net interest income sensitivity remains within the Company’s and recommended regulatory guidelines.

The changes in the Company’s net interest income sensitivity was due, in large part, to the addition of variable rate wholesale borrowings which will increase in the event interest rates rise, thereby increasing funding costs.

The change in net interest income over the one year horizon from December 31, 2006 compared to December 31, 2005 can be attributed, in large part, to increases in loans (which are primarily variable rate) and to changes in the composition of liabilities. During much of 2006, the competitive landscape of banking in Chicago resulted in certificate of deposit pricing that management believed to be significantly above-market. Rather than compete for higher-cost retail certificates of deposit, management chose to pursue funding options in the wholesale markets. These options were not only lower in cost, but allowed the Company to more precisely manage the rate and term structure of its funding liabilities. Throughout 2006, the Company continued to selectively offer special promotions to attract retail deposits as needed.

Computations of the prospective effects of hypothetical interest rate changes are based on numerous assumptions, including relative levels of market interest rates, loan prepayments, and deposit decay rates and repricing sensitivities, and should not be relied upon as indicative of actual results. Actual values may differ from those projections set forth above, should market conditions vary from assumptions used in preparing the analyses. Interest bearing assets and liabilities are shocked +/− 100 and +/− 200 basis points instantaneously, except interest bearing core deposits, where they are modeled to increase 25 basis points in a +100 basis points shock and +50 basis points in a +200 basis point shock. Under a declining rate shock, they have a 25 basis point floor. Core deposits are priced off various internal indices set by management. Management will adjust the indices accordingly, depending on rate movement and market conditions. The master money market was de-coupled form the 91-day U.S. Treasury bill rate and is now priced off an internal index. Further, the computations do not contemplate any actions the Company may undertake in response to changes in interest rates.

“Gap” analysis is used to determine the repricing characteristics of the Company’s assets and liabilities. The following table sets forth the interest rate sensitivity of the Company’s assets and liabilities as of December 31, 2006, and provides the repricing dates of the Company’s interest-earning assets and interest-bearing liabilities as of that date, as well as the Company’s interest rate sensitivity gap percentages for the periods presented.

	0-3	4-12		Over
	Months	Months	1-5 Years	5 Years	Total
	(Dollars in thousands)

INTEREST-EARNING ASSETS:
Federal funds sold and other short-term investments	$8,902	$—	$—	$—	$8,902
Securities available-for-sale, at fair value	23,118	63,784	270,699	232,380	589,981
Securities held-to-maturity, at amortized cost	1,379	5,305	18,081	21,166	45,931
Federal Reserve Bank and Federal Home Loan Bank stock	—	—	—	23,592	23,592
Loans held for sale	2,672	—	—	—	2,672
Loans	1,081,590	71,482	662,441	131,303	1,946,816

Total interest-earning assets	$1,117,661	$140,571	$951,221	$408,441	$2,617,894

INTEREST-BEARING LIABILITIES:
Interest-bearing demand deposits	$1,939	$5,817	$31,024	$122,805	$161,585
Money market deposits	2,589	7,768	41,432	220,788	272,577
Savings deposits	1,212	3,636	19,390	81,140	105,378
Time deposits	437,657	585,353	118,879	—	1,141,889

Total interest-bearing deposits	443,397	602,574	210,725	424,733	1,681,429

Federal funds purchased	66,000	—	—	—	66,000
Securities sold under agreements to repurchase and federal funds purchased	106,079	—	10,000	85,000	201,079
Advances from the Federal Home Loan Bank	115,000	—	204,883	—	319,883
Junior subordinated debentures	55,672	—	10,140	—	65,812

Total borrowings	342,751	—	225,023	85,000	652,774

Total interest-bearing liabilities	$786,148	$602,514	$435,748	$509,733	$2,334,203

Interest sensitivity gap	$331,513	$(462,003)	$515,473	$(101,292)	$283,691
Cumulative interest sensitivity gap	$331,513	$(130,490)	$384,983	$283,691
Interest sensitivity gap to total assets	11.27%	(15.70)%	17.52%	(3.44)%
Cumulative interest sensitivity gap to total assets	11.27%	(4.44)%	13.09%	9.64%

This chart shows that the Company is mismatched over the zero-to-12 month time horizon. That is, there were more liabilities repricing or maturing within these periods than assets repricing or maturing. The “Gap” position does not necessarily indicate the Company’s interest rate sensitivity or the impact to net interest income because interest-earning assets and interest-bearing liabilities are repricing off of different indices.

Mortgage-backed securities, including adjustable rate mortgage pools, are included in the above table based on their estimated principal paydowns obtained from outside analytical sources. Loans are included in the above table based on contractual maturity or contractual repricing dates. Deposits are based on management’s retention analysis of deposit balances.

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

Further, the computations do not contemplate any actions the Company may undertake in response to changes in interest rates. The “Gap” analysis is based upon assumptions as to when assets and liabilities will reprice in a changing interest rate environment. Because such assumptions can be no more than estimates, certain assets and liabilities indicated as maturing or otherwise repricing within a stated period may, in fact, mature or reprice at different times and at different volumes than those estimated. Also, the renewal or repricing of certain assets and liabilities can be discretionary and subject to competitive and other pressures. Therefore, the gap table included above does not and cannot necessarily indicate the actual future impact of general interest rate movements on the Company’s net interest income. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Asset/Liability Management.”

Item 8.	Consolidated Financial Statements and Supplementary Data

See “Consolidated Financial Statements” beginning on page F-1.

Item 9.	Changes in and Disagreements With Independent Accountants On Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, an evaluation was performed under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer of the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)). Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that the Company’s disclosure controls and procedures as of December 31, 2006 are effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms and such information is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosure.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. Based on management’s assessment, it determined that, as of December 31, 2006, the Company’s internal control over financial reporting is effective based on those criteria.

Management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006, has been audited by PricewaterhouseCoopers LLP, the independent registered public accounting firm who also audited the Company’s consolidated financial statements, as stated in their report included under Item 8.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors and Executive Officers of the Registrant

Information regarding directors of the Company is included in the Company’s Proxy Statement for its 2007 Annual Meeting of Stockholders (the “Proxy Statement”) under the heading “Election of Directors” and the information included therein is incorporated herein by reference. Information regarding the executive officers of the Company is included in Item 1. Business of this report.

Information regarding compliance with the reporting requirements of Section 16(a) of the Securities Exchange Act of 1934 by the Company’s directors and certain officers, and certain other owners of the Company’s common stock is included in the Company’s Proxy Statement under the heading “Section 16(a) Beneficial Ownership Compliance” and the information included therein is incorporated herein by reference.

Information regarding the Company’s director nomination procedures is included in the Company’s Proxy Statement under the heading “Director Nomination Procedures” and the information included therein is incorporated herein by reference.

Information regarding the Company’s audit committee is included in the Company’s Proxy Statement under the heading “Audit Committee” and the information included therein is incorporated herein by reference.

Information regarding the Company’s Code of Business and Conduct and Ethics is included in the Company’s Proxy Statement under the heading “Code of Business and Conduct and Ethics” and the information included therein is incorporated herein by reference.

Item 11.	Executive Compensation

Information regarding compensation of executive officers and directors is included in the Company’s Proxy Statement under the headings “Directors’ Compensation” and “Executive Compensation,” and the information included therein is incorporated herein by reference.

Information regarding the Company’s compensation committee interlocks is included in the Company’s Proxy Statement under the heading “Compensation Committee Interlocks and Insider Participation” and the information included therein is incorporated herein by reference.

Information regarding the report of the Company’s compensation committee is included in the Company’s Proxy Statement under the heading “Compensation Committee Report” and the information included therein is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information regarding equity compensation plan is included in the Company’s Proxy Statement under the heading “Equity Compensation Plan Information,” and the information included therein is incorporated herein by reference.

Information regarding security ownership of certain beneficial owners and management is included in the Company’s Proxy Statement under the headings “Security Ownership of Certain Beneficial Owners,” and the information included therein is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions

Information regarding certain relationships and related transactions is included in the Company’s Proxy Statement under the heading “Transactions with Certain Related Persons,” and the information included therein is incorporated herein by reference.

Information regarding the independence of the Company’s under its director independence standards is set forth in the Company’s proxy statement under the heading “Director Independence,” and the information included therein is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services

Information regarding principal accountant fees and services is included in the Company’s Proxy Statement under the heading “Independent Accountant,” and the information included therein is incorporated herein by reference.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a) (1) Index to Financial Statements

The consolidated financial statements of the Company and its subsidiaries as required by Item 8 of Form 10-K are filed as a part of this document. See “Contents of Consolidated Financial Statements” on page F-1.

(a) (2) Financial Statement Schedules

All financial statement schedules as required by Item 8 and Item 15 of Form 10-K have been omitted because the information requested is either not applicable or has been included in the consolidated financial statements or notes thereto.

(a) (3) Exhibits

The following exhibits are either filed as part of this report or are incorporated herein by reference:

2.1		Stock Purchase Agreement between Western Illinois Bancshares, Inc. and Midwest Banc Holdings, Inc. (incorporated by reference to Registrant’s Report on Form 8-K filed June 1, 2005, File No. 001-13735).
2.2		Amendment to Stock Purchase Agreement between Western Illinois Bancshares, Inc. and Midwest Banc Holdings, Inc. (incorporated by reference to Registrant’s Form 10-Q for the quarter ended June 30, 2005, File No. 001-13735).
2.3		Second Amendment to Stock Purchase Agreement between Western Illinois Bancshares, Inc. and Midwest Banc Holdings, Inc. (incorporated by reference to Registrant’s Report on Form 8-K filed August 29, 2005, File No. 001-13735).
2.4		Third Amendment to Stock Purchase Agreement between Western Illinois Bancshares, Inc. and Midwest Banc Holdings, Inc. (incorporated by reference to Registrant’s Report on Form 8-K filed October 5, 2005, File No. 001-13735).
2.5		Fourth Amendment to Stock Purchase Agreement between Western Illinois Bancshares, Inc. and Midwest Banc Holdings, Inc. (incorporated by reference to Registrant’s Report on Form 8-K filed November 3, 2005, File No. 001-13735).
2.6		Agreement and Plan of Merger, dated as of February 8, 2006, by and between Midwest Banc Holdings, Inc. and Royal American Corporation (incorporated by reference to Registrant’s Report on Form 8-K filed February 8, 2006, File No. 001-13735).
2.7		Form of Stockholder Voting Agreement, dated as of February 8, 2006, by and among Midwest Banc Holdings, Inc. and certain stockholders of Royal American Corporation (incorporated by reference to Registrant’s Report on Form 8-K filed February 8, 2006, File No. 001-13735).
3.1		Amended and Restated Certificate of Incorporation, as amended (incorporated by reference to Registrant’s Form 10-Q for the quarter ended June 30, 2006, File No. 001-1375).
3.2		Amended and Restated By-laws, filed September 27, 2005 (incorporated by reference to Registrant’s Report on Form 8-K filed September 27, 2005, File No. 001-13735).
4.1		Specimen Common Stock Certificate (incorporated by reference to Registrant’s Registration Statement on Form S-1, Registration No. 333-42827).
4.2		Certain instruments defining the rights of the holders of long-term debt of the Company and certain of its subsidiaries, none of which authorize a total amount of indebtedness in excess of 10% of the total assets of the Company and its subsidiaries on a consolidated basis, have not been filed as Exhibits. The Company hereby agrees to furnish a copy of any of these agreements to the SEC upon request.
*10	.1	Midwest Banc Holdings, Inc. Stock and Incentive Plan.
*10	.4	Form of Transitional Employment Agreements (incorporated by reference to Registrant’s Registration Statement on Form S-1, Registration No. 333-42827).

10.5		Lease dated as of December 24, 1958, between Western National Bank of Cicero and Midwest Bank and Trust Company, as amended (incorporated by reference to Registrant’s Registration Statement on Form S-1, Registration No. 333-42827).
10.6		Britannica Centre Lease, dated as of May 1, 1994, between Chicago Title and Trust Company, as Trustee under Trust Agreement dated November 2, 1977 and known as Trust No. 1070932 and Midwest Bank and Trust Company (incorporated by reference to Registrant’s Registration Statement on Form S-1, Registration No. 333-42827).
10.7		Lease dated as of March 20, 1996 between Grove Lodge No. 824 Ancient Free and Accepted Masons and Midwest Bank of Hinsdale (incorporated by reference to Registrant’s Registration Statement on Form S-1, Registration No. 333-42827).
10.8		Office Lease, undated, between Grove Lodge No. 824 Ancient Free and Accepted Masons and Midwest Bank of Hinsdale (incorporated by reference to Registrant’s Registration Statement on Form S-1, Registration No. 333-42827).
*10	.15	Form of 2001 Supplemental Executive Retirement Agreement (incorporated by reference to Registrant’s Form 10-Q for the quarter ended September 30, 2001, File No. 001-13735).
*10	.16	Form of Transitional Employment Agreement (Executive Officer Group) (incorporated by reference to Registrant’s Form 10-Q for the quarter ended September 30, 2001, File No. 001-13735).
10.17		Form of Restricted Stock Award Agreement for Officers, Restricted Stock Grant Notice for Officers, Incentive and Nonqualified Stock Options Award Agreements, and Stock Option Grant Notice for Officers (incorporated by reference to Registrant’s Report on Form 8-K filed August 29, 2005, File No. 001-13735).
*10	.18	Form of 2005 Supplemental Executive Retirement Agreement (incorporated by reference to Registrant’s Report on Form 8-K filed October 28, 2005, File No. 001-13735).
10.19		Form of Restricted Stock Award Agreement for Non-employee Directors and Restricted Stock Grant Notice for Non-employee Directors (incorporated by reference to Registrant’s Report on Form 8-K filed October 28, 2005, File No. 001-13735).
10.21		Lease dated as of April 29, 1976, between Sanfilippo, Joseph C. and Grace Ann and Fairfield Savings and Loan Association, as amended (incorporated by reference to Registrant’s Form 10-K for the year ended December 31, 2003, File No. 001-13735).
10.22		Lease dated as of August 28, 2002 between Glen Oak Plaza and Midwest Bank and Trust Company (incorporated by reference to Registrant’s Form 10-K for the year ended December 31, 2003, File No. 001-13735).
10.24		Loan Agreement as of March 24, 2006, between the Company and M&I Marshall & Ilsley Bank (incorporated by reference to Registrant’s Report on Form 8-K filed March 24, 2006, File No. 001-13735).
10.25		Employment Agreement as of September 28, 2004 between the Company and the Chief Executive Officer (incorporated by reference to Registrant’s Form 10-Q for the quarter ended September 30, 2004, File No. 001-13735).
10.27		Midwest Banc Holdings, Inc. Severance Policy as of June 28, 2005 (incorporated by reference to Registrant’s Form 8-K dated June 28, 2005, File No. 001-13735).
10.29		Midwest Banc Holdings, Inc. Directors Deferred Compensation Plan (incorporated by reference to Registrant’s Report on Form 8-K filed December 16, 2005, File No. 001-13735).
10.30		Amendment to Employment Agreement as of September 28, 2004 between the Company and the Chief Executive Officer (incorporated by reference to Registrant’s Report on Form 8-K filed March 24, 2006, File No. 001-13735).
*10	.31	Amended and Restated Employment Agreement dated February 8, 2006 by and between Royal American Bank and Jay Fritz, assumed by the Company as of July 1, 2006 (incorporated by reference to Registrant’s Report on Form 8-K filed July 7, 2006, File No. 001-13735).
10.32		Lease dated April 1, 1993, by and between Royal American Bank and LaSalle National Trust, N.A., as amended, assumed by the Company as of July 1, 2006 (incorporated by reference to Registrant’s Form 10-Q for the quarter ended September 30, 2006, File No. 001-13735).

10.33		Lease dated April 19, 1993 by and between Royal American Bank and Hamilton Forsythe 1000 Tower Lane LLC, successor-in-interest to Bensenville Office Venture, as amended, assumed by the Company as of July 1, 2006 (incorporated by reference to Registrant’s Form 10-Q for the quarter ended September 30, 2006, File No. 001-13735).
10.34		Sublease dated January 31, 2006 by and between Royal American Bank and JPMorgan Chase Bank, National Association, assumed by the Company as of July 1, 2006 (incorporated by reference to Registrant’s Form 10-Q for the quarter ended September 30, 2006, File No. 001-13735).
10.35		Lease dated January 20, 2006 by and between Royal American Bank and MEG Associates Limited Partnership, assumed by the Company as of July 1, 2006 (incorporated by reference to Registrant’s Form 10-Q for the quarter ended September 30, 2006, File No. 001-13735).
10.36		Lease dated October 28, 1996 by and between Royal American Bank and Tiffany Pointe, Inc./Marquette Bank, , as amended, assumed by the Company as of July 1, 2006 (incorporated by reference to Registrant’s Form 10-Q for the quarter ended September 30, 2006, File No. 001-13735).
10.37		Lease dated September 24, 1999, by and between Royal American Bank and Moats Office Properties, Inc., as amended, assumed by the Company as of July 1, 2006 (incorporated by reference to Registrant’s Form 10-Q for the quarter ended September 30, 2006, File No. 001-13735).
10.38		Lease dated July 14, 2006 by and between Midwest Bank and Trust Company and William C. Moran (incorporated by reference to Registrant’s Form 10-Q for the quarter ended September 30, 2006, File No. 001-13735).
*10	.39	First Amendment to the Form of 2001 Supplemental Executive Retirement Agreement (incorporated by reference to Registrant’s Report on Form 8-K filed October 28, 2005, File No. 001-13735).
*10	.40	Second Amendment to the Form of 2001 Supplemental Executive Retirement Agreement (incorporated by reference to Registrant’s Form 10-Q for the quarter ended September 30, 2006, File No. 001-13735).
*10	.41	Form of 2006 Supplemental Executive Retirement Agreement (incorporated by reference to Registrant’s Form 10-Q for the quarter ended September 30, 2006, File No. 001-13735).
*10	.42	First Amendment to the Form of 2005 Supplemental Executive Retirement Agreement (incorporated by reference to Registrant’s Form 10-Q for the quarter ended September 30, 2006, File No. 001-13735).
10.43		Lease dated November 9, 2005 by and between Midwest Bank and Trust Company and Crossings Commercial, LLC (incorporated by reference to Registrant’s Form 10-Q for the quarter ended September 30, 2006, File No. 001-13735).
21.1		Subsidiaries.
23.1		Consent of PricewaterhouseCoopers LLP.
23.2		Consent of McGladrey & Pullen, LLP.
31.1		Rule 13a-14(a) Certification of Principal Executive Officer.
31.2		Rule 13a-14(a) Certification of Principal Financial Officer.
32.1		Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, from the Company’s Chief Executive Officer and Chief Financial Officer.

*	Indicates management contracts or compensatory plans or arrangements required to be filed as an exhibit.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Midwest Banc Holdings, Inc.

By:	/s/ James J. Giancola
James J. Giancola
President and Chief Executive Officer

Date: March 15, 2007

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

Signature	Title	Date

/s/ E.V. Silveri E.V. Silveri	Chairman of the Board, Director	March 15, 2007

/s/ James J. Giancola James J. Giancola	President, Chief Executive Officer, and Director	March 15, 2007

/s/ Angelo A. Dipaolo Angelo A. DiPaolo	Director	March 15, 2007

/s/ Barry I. Forrester Barry I. Forrester	Director	March 15, 2007

/s/ Robert J. Genetski Robert J. Genetski	Director	March 15, 2007

/s/ Gerald F. Hartley Gerald F. Hartley	Director	March 15, 2007

/s/ Homer J. Livingston, Jr. Homer J. Livingston, Jr.	Director	March 15, 2007

Signature	Title	Date

/s/ J. J. Fritz J. J. Fritz	Director	March 15, 2007

/s/ Joseph Rizza Joseph Rizza	Director	March 15, 2007

/s/ Thomas A. Rosenquist Thomas A. Rosenquist	Director	March 15, 2007

/s/ Kenneth Velo Kenneth Velo	Director	March 15, 2007

/s/ Leon Wolin Leon Wolin	Director	March 15, 2007

/s/ Daniel R. Kadolph Daniel R. Kadolph	Executive Vice President, Chief Financial Officer, and Treasurer	March 15, 2007

MIDWEST BANC HOLDINGS, INC.

CONSOLIDATED FINANCIAL STATEMENTS

MIDWEST BANC HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2006	2005
	(In thousands except share
	and per share data)

ASSETS
Cash	$91,630	$58,329
Federal funds sold and other short-term investments	8,902	12,270

Total cash and cash equivalents	100,532	70,599
Securities available-for-sale, at fair value	589,981	687,937
Securities held-to-maturity, at amortized cost (fair value: $44,687 at December 31, 2006 and $58,332 at December 31, 2005)	45,931	59,451
Federal Reserve and Federal Home Loan Bank stock, at cost	23,592	14,661
Loans held for sale	2,672	1,912
Loans	1,946,816	1,349,996
Allowance for loan losses	(23,229)	(17,760)

Net loans	1,923,587	1,332,236
Cash surrender value of life insurance	65,220	44,433
Premises and equipment, net	21,960	22,247
Other real estate	2,640	11,154
Core deposit and other intangibles, net	11,273	1,788
Goodwill	79,488	891
Other assets	75,170	60,299

Total assets	$2,942,046	$2,307,608

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Deposits
Noninterest-bearing	$276,381	$158,406
Interest-bearing	1,681,429	1,364,978

Total deposits	1,957,810	1,523,384
Federal funds purchased	66,000	68,000
Securities sold under agreements to repurchase	201,079	264,808
Advances from the Federal Home Loan Bank	319,883	150,000
Junior subordinated debentures	65,812	55,672
Due to broker	—	1,301
Other liabilities	44,220	28,317

Total liabilities	2,654,804	2,091,482

Commitments and contingencies (see note 18)
Stockholders’ Equity
Preferred stock, $0.01 par value, 1,000,000 shares authorized; none issued	—	—
Common stock, $0.01 par value, 64,000,000 shares authorized; 25,504,095 shares issued and 24,663,417 outstanding at December 31, 2006 and 22,139,089 shares issued and 21,813,778 outstanding at December 31, 2005	255	221
Additional paid-in capital	200,797	134,857
Retained earnings	97,807	92,121
Restricted stock	—	(3,013)
Accumulated other comprehensive loss	(6,273)	(7,606)
Treasury stock, at cost (840,678 shares at December 31, 2006 and 325,311 shares at December 31, 2005)	(5,344)	(454)

Total stockholders’ equity	287,242	216,126

Total liabilities and stockholders’ equity	$2,942,046	$2,307,608

See accompanying notes to consolidated financial statements.

MIDWEST BANC HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31,
	2006	2005	2004
	(In thousands, except per share data)

Interest income
Loans	$123,979	$79,947	$59,370
Securities
Taxable	30,325	29,429	28,028
Exempt from federal income taxes	3,570	1,248	615
Trading securities	189	388	1,560
Dividend income from Federal Reserve and Federal Home Loan Bank stock	693	727	1,058
Federal funds sold and other short-term investments	506	505	1,331

Total interest income	159,262	112,244	91,962

Interest expense
Deposits	57,518	34,067	27,652
Federal funds purchased	1,526	1,016	68
Securities sold under agreements to repurchase	10,387	6,213	4,249
Advances from the Federal Home Loan Bank	9,808	5,701	6,244
Junior subordinated debentures	4,741	3,791	3,547
Notes payable	—	9	20

Total interest expense	83,980	50,797	41,780

Net interest income	75,282	61,447	50,182
Provision for loan losses	12,050	2,589	3,400

Net interest income after provision for loan losses	63,232	58,858	46,782

Noninterest income
Service charges on deposit accounts	5,733	5,139	5,255
Net gains (losses) on securities transactions	(153)	(17,440)	(3,786)
Impairment loss on equity securities	—	—	(6,248)
Net trading profits	624	413	209
Gains on sale of loans	760	357	537
Insurance and brokerage commissions	1,990	1,519	1,424
Trust	919	303	304
Increase in cash surrender value of life insurance	2,394	1,765	1,450
Life insurance benefit	—	789	—
Gain on extinguishment of debt	1,250	—	—
Other	1,034	910	767

Total noninterest income	14,551	(6,245)	(88)

Noninterest expenses
Salaries and employee benefits	34,476	26,693	24,284
Occupancy and equipment	7,076	5,584	5,990
Professional services	4,971	4,723	4,672
Loss on extinguishment of debt	—	13,125	3,560
Marketing	2,049	1,755	1,300
Other real estate owned	311	2,551	317
Merger related	1,595	—	—
Other	8,137	6,096	6,368

Total noninterest expenses	58,615	60,527	46,491

Income (loss) before income taxes and discontinued operations	19,168	(7,914)	203
Provision (benefit) for income taxes	1,422	(6,325)	(2,869)

Income (loss) from continuing operations	17,746	(1,589)	3,072

Discontinued operations
Income (loss) from discontinued operations before income taxes	—	9,236	(2,002)
Provision (benefit) for income taxes	—	1,703	(1,306)

Income (loss) from discontinued operations	—	7,533	(696)

Net income	$17,746	$5,944	$2,376

Basic earnings per share from continuing operations	$0.76	$(0.08)	$0.17

Basic earnings per share from discontinued operations	$—	$0.38	$(0.04)

Basic earnings per share	$0.76	$0.30	$0.13

Diluted earnings per share from continuing operations	$0.75	$(0.08)	$0.17

Diluted earnings per share from discontinued operations	$—	$0.38	$(0.04)

Diluted earnings per share	$0.75	$0.30	$0.13

Cash dividends declared per common share	$0.51	$0.48	$0.48

See accompanying notes to consolidated financial statements

MIDWEST BANC HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

					Accumulated
					Other		Total
	Common		Retained	Restricted	Comprehensive	Treasury	Stockholders’
	Stock	Surplus	Earnings	Stock	Income (Loss)	Stock	Equity
			(In thousands, except share and per share data)

Balance, December 31, 2003	$187	$64,330	$102,041	$—	$(15,824)	$(7,653)	$143,081
Cash dividends declared ($0.48 per share)	—	—	(8,588)	—	—	—	(8,588)
Issuance of common stock upon exercise of 70,521 stock options, net of tax benefits	—	345	—	—	—	677	1,022
Issuance of 150,000 shares of restricted stock from treasury	—	1,106	—	(2,807)	—	1,701	—
Stock-based compensation expense	—	—	—	165	—	—	165
Comprehensive income
Net income	—	—	2,376	—	—	—	2,376
Net decrease in fair value of securities classified as available-for-sale, net of income taxes and reclassification adjustments	—	—	—	—	(633)	—	(633)

Total comprehensive loss							1,743

Balance, December 31, 2004	187	65,781	95,829	(2,642)	(16,457)	(5,275)	137,423
Cash dividends declared ($0.48 per share)	—	—	(9,652)	—	—	—	(9,652)
Issuance of 3,450,000 shares of stock, net of issuance costs	34	67,901	—	—	—	—	67,935
Issuance of common stock upon exercise of 397,051 stock options, net of tax benefits	—	606	—	—	—	4,146	4,752
Issuance of 63,700 shares of restricted stock, net of forfeiture	—	569	—	(1,244)	—	675	—
Stock-based compensation expense	—	—	—	873	—	—	873
Comprehensive income
Net income	—	—	5,944	—	—	—	5,944
Net increase in fair value of securities classified as available-for-sale, net of income taxes and reclassification adjustments	—	—	—	—	8,851	—	8,851

Total comprehensive income							14,795

Balance, December 31, 2005	221	134,857	92,121	(3,013)	(7,606)	(454)	216,126
Cash dividends declared ($0.51 per share)	—	—	(12,060)	—	—	—	(12,060)
Issuance of 2,865,933 shares of stock upon acquisition	29	63,738	—	—	—	—	63,767
Issuance of common stock upon exercise of 151,894 stock options, net of tax benefits	2	2,551	—	—	—	—	2,553
Purchase of 204,188 treasury shares	—	—	—	—	—	(4,770)	(4,770)
Reclassification of restricted stock in conjunction with the adoption of FAS 123(R)	—	(3,013)	—	3,013	—	—	—
Issuance of 347,179 shares of restricted stock	3	(3)	—	—	—	—	—
Forfeiture of 9,250 shares of restricted stock	—	120	—	—	—	(120)	—
Stock-based compensation expense	—	2,547	—	—	—	—	2,547
Comprehensive income
Net income	—	—	17,746	—	—	—	17,746
Net increase in fair value of securities classified as available-for-sale, net of income taxes and reclassification adjustments	—	—	—	—	1,333	—	1,333

Total comprehensive income							19,079

Balance, December 31, 2006	$255	$200,797	$97,807	$—	$(6,273)	$(5,344)	$287,242

See accompanying notes to consolidated financial statements.

MIDWEST BANC HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2006	2005	2004
	(In thousands)

Cash flows from continuing operating activities
Net income	$17,746	$5,944	$2,376
(Income) loss from discontinued operations	—	(7,533)	696
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	2,546	2,324	2,322
Provision for loan losses	12,050	2,589	3,400
Amortization of other intangibles	933	429	362
Proceeds from sales (purchases) of trading securities, net	624	597	(4,799)
Amortization of premiums and discounts on securities, net	832	1,967	2,361
Realized loss on sales of available-for-sale securities	153	17,440	3,786
Impairment loss on equity securities	—	—	6,248
Net loss (gain) on sales of trading securities	(624)	(413)	4,901
Net gain on sales of mortgage loans	(760)	(357)	(537)
Originations of loans held for sale	(61,163)	(27,302)	(40,625)
Proceeds from sales of loans held for sale	61,163	26,083	39,748
Increase in cash surrender value of life insurance	(2,394)	(1,765)	(1,450)
Life insurance benefit	—	(789)	—
Deferred income taxes	5,373	2,685	(4,685)
Gain on sale of other real estate, net	—	(89)	(20)
Amortization of unearned stock based compensation	2,501	873	165
Change in other assets	(15.943)	(25,927)	127
Change in other liabilities	10,978	3,780	4,371

Net cash provided by continuing operating activities	34,015	536	18,747

Cash flows from continuing investing activities
Sales of securities available-for-sale	101,730	357,303	630,067
Redemption of Federal Reserve Bank and Federal Home Loan Bank stock	1,427	148	5,126
Maturities of securities available-for-sale	16,500	123,070	748
Principal payments on securities	85,993	82,203	58,058
Purchases of securities available-for-sale	(80,771)	(793,034)	(405,252)
Purchases of Federal Reserve Bank and Federal Home Loan Bank stock	(8,931)	(979)	(210)
Purchases of securities held-to-maturity	—	(1,010)	(66,669)
Maturities of securities held-to-maturity	4,435	3,635	3,085
Sale of futures contracts	—	—	(12,171)
Purchase of mortgage loans	(10,014)	—	(42,690)
Loan originations and principal collections, net	(98,312)	(257,360)	(100,960)
Proceeds from sale/leaseback of branch property	4,403	—	—
Disposition of subsidiary, net	—	35,621	—
Cash paid, net of cash and cash equivalents in acquisition	(41,044)	—	—
Proceeds from sale of other real estate	8,779	1,350	914
Return of life insurance premium and benefit	—	1,351	—
Investment in life insurance	(5,926)	—	(20,000)
Additions to property and equipment	(5,178)	(1,083)	(2,520)

Net cash (used in) provided by continuing investing activities	(26,909)	(448,785)	47,526

Cash flows from continuing financing activities
Net increase (decrease) in deposits	(32,218)	21,738	80,619
Issuance of junior subordinated debt owed to unconsolidated trusts, net of debt issuance costs	—	20,619	—
Payments of junior subordinated debt owed to unconsolidated trusts	—	(20,619)	—
Proceeds from borrowings	365,000	152,000	—
Repayments on borrowings	(200,000)	(123,500)	(94,000)
Cash dividends paid	(11,439)	(9,164)	(8,583)
Change in federal funds purchased and securities sold under agreements to repurchase	(95,729)	185,923	(1,208)
Issuance of common stock	—	68,453	—
Repurchase of common stock	(4,770)	—	—
Proceeds from issuance of treasury stock under stock option plan	1,983	4,374	660

Net cash provided by (used in) continuing financing activities	22,827	299,824	(22,512)

MIDWEST BANC HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS — (Continued)

	Year Ended December 31,
	2006	2005	2004
	(In thousands)

Cash flows from discontinued operations
Net cash provided by operating activities of discontinued operations	—	4,641	2,356
Net cash provided by (used in) investing activities of discontinued operations	—	(29,161)	11,856
Net cash provided by (used in) financing activities of discontinued operations	—	113	(10,699)

Net cash provided by (used in) discontinued operations	—	(24,407)	3,513

Increase (decrease) in cash and cash equivalents	29,933	(172,832)	47,274
Cash and cash equivalents at beginning of year(1)	70,599	243,431	196,157

Cash and cash equivalents at end of year(2)	$100,532	$70,599	$243,431

(1) Includes following balances from discontinued operations	$—	$24,407	$21,254
(2) Includes following balances from discontinued operations	—	—	24,407

Supplemental disclosures
Cash paid during the year for Interest	$80,191	$54,494	$47,732
Income taxes	2,811	3,219	3,731
Cash received during the year for
Income taxes	$8,060	$—	$—
Dividends declared not paid	$3,258	$2,638	$2,149
Acquisition
Noncash assets acquired	$619,835	$—	$—
Liabilities assumed	515,024	$—	$—

Net noncash assets acquired	$104,811	$—	$—

Cash and cash equivalents acquired	$24,363	$—	$—

See accompanying notes to consolidated financial statements.

MIDWEST BANC HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 —	Nature of Operations

Midwest Banc Holdings, Inc. (the “Company”) is a bank holding company organized under the laws of the State of Delaware. Through its commercial bank and non-bank subsidiaries, the Company provides a full line of financial services to corporate and individual customers located in the greater Chicago metropolitan area. These services include demand, time, and savings deposits; lending; mortgage banking; insurance products; and trust services. While the Company’s management monitors the revenue streams of the various products and services, operations are managed and financial performance is evaluated on a Company-wide basis. The Company operates in one business segment, community banking, providing a full range of services to individual and corporate customers. The following disclosures are all related to continuing operations. The Company acquired Royal American Corporation effective July 1, 2006. See Note 3 — Business Combination for more details. The Company sold Midwest Bank of Western Illinois, one of its wholly owned subsidiaries, on September 30, 2005. This divestiture is accounted for in the accompanying financial statements as discontinued operations. See Note 4 — Discontinued Operations for more details.

Note 2 —	Summary of Significant Accounting Policies

Basis of Presentation:  The consolidated financial statements of the Company include the accounts of the Company and its wholly owned subsidiaries, Midwest Bank and Trust Company (the “Bank”) and Midwest Financial and Investment Services, Inc.. Included in the Bank are its wholly owned subsidiaries Midwest Bank Insurance Services, L.L.C., MBTC Investment Company, Midwest Funding, L.L.C., and Royal American Investment Services, Inc. Significant intercompany balances and transactions have been eliminated.

Use of Estimates:  The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to change are the allowance for loan losses and the fair value of financial instruments and derivatives.

Cash and Cash Equivalents:  Cash and cash equivalents includes cash, deposits with other financial institutions under 90 days, and federal funds sold. The Bank is required to maintain reserve balances in cash or on deposit with the Federal Reserve Bank, based on a percentage of deposits. The total of those reserve balances was approximately $24.0 million at December 31, 2006.

Securities:  Securities are classified as held-to-maturity when the Company has the ability and the positive intent to hold those securities to maturity. Accordingly, they are stated at cost adjusted for amortization of premiums and accretion of discounts. Securities are classified as available-for-sale when the Company may decide to sell those securities due to changes in market interest rates, liquidity needs, changes in yields or alternative investments, and for other reasons. They are carried at fair value with unrealized gains and losses, net of taxes, reported in other comprehensive income (loss). Interest income is reported net of amortization of premium and accretion of discount. Realized gains and losses on disposition of securities available-for-sale are based on the net proceeds and the adjusted carrying amounts of the securities sold, using the specific identification method. Trading securities are carried at fair value. Realized and unrealized gains and losses on trading securities are recognized in the statement of income as they occur. No trading securities were held at December 31, 2006 or 2005. Declines in the fair value of held-to-maturity and available-for-sale securities below their cost that are deemed to be other than temporary are reflected in earnings as realized losses. In estimating other-than-temporary losses, management considers (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value.

MIDWEST BANC HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Derivatives:  The Company was involved in certain derivative transactions that are intended to protect the fair value of certain asset values and to improve the predictability of certain future transactions. If derivative instruments are designated as hedges of fair values, both the change in the fair value of the hedge and the hedged item are included in current earnings. Fair value adjustments related to cash flow hedges are recorded in other comprehensive income and reclassified to earnings when the hedged transaction is reflected in earnings. Ineffective portions of hedges are reflected in earnings as they occur.

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

Deferred Loan Fees and Costs:  Loan origination fees and origination costs are deferred and amortized over the life of the loan as a yield adjustment.

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

Goodwill:  Goodwill results from business acquisitions and represents the excess of the purchase price over the fair value of acquired net tangible assets and identifiable intangible assets. Goodwill is not amortized but assessed at least annually for impairment, and any such impairment is recognized in the period it is identified. There was no goodwill impairment as of December 31, 2006.

Other Intangibles:  Other intangible assets consist of core deposit and acquired customer relationship intangible assets arising from whole bank, branch, and non-bank acquisitions. They are initially measured at fair value and then are amortized on an accelerated method over their estimated useful lives.

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

MIDWEST BANC HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Stock Compensation:  Employee compensation cost relating to share-based payment transactions, including grants of employee stock options, are measured at fair value and recognized in the financial statements as prescribed by SFAS No. 123(R), “Share-Based Payment.” The Company adopted SFAS No. 123(R) in 2006 using the modified prospective method. Employee compensation expense for stock options granted prior to adoption was recorded in the consolidated income statement based on the grant’s vesting schedule. Forfeitures of stock option grants are estimated for those stock options where the requisite service is not expected to be rendered. The grant-date fair value for each grant was calculated using the Black-Scholes option pricing model.

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

Dividend Restriction:  Banking regulations require maintaining certain capital levels and may limit the dividends paid by the Bank to the Company or by the Company to stockholders.

Reclassifications:  Certain items in the prior year financial statements were reclassified to conform to the current year’s presentation. Such reclassifications had no effect on net income.

Accounting Pronouncements:

In December 2004, the Financial Accounting Standards Board (“FASB”) published Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), “Share-Based Payment” (“FAS 123(R)”). FAS 123(R) requires that the compensation cost relating to share-based payment transactions, including grants of employee stock options, be recognized in financial statements. That cost is measured based on the fair value of the equity or liability instruments issued. FAS 123(R) permits entities to use any option-pricing model that meets the fair value objective in FAS 123(R). Modifications of share-based payments are treated as replacement awards with the cost of the incremental value recorded in the financial statements. FAS 123(R) was effective at the beginning of the first quarter of 2006. Adoption and application of this statement did not have a material impact on the Company’s consolidated financial statements. See Note 19 — Stock Compensation and Restricted Stock Awards for more details.

In July 2006, the FASB released FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarifies the accounting and reporting for uncertainties in application of income tax law, providing a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of income tax positions taken or expected to be taken in income tax returns. The Company will adopt FIN 48 in the first quarter of 2007 and has evaluated and concluded that the effect of the adoption of FIN 48 will not have a material impact on its consolidated financial position and results of operations.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” which defines fair value, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements. SFAS No. 157 applies to other accounting pronouncements that require or permit fair value measurements when the FASB has previously concluded in those pronouncements that fair value is the relevant measurement attribute. Accordingly, SFAS No. 157 does not require any new fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years, with early adoption permitted. The Company has not yet determined the effect, if any, that the adoption of SFAS No. 157 will have on its results of operations or financial condition.

MIDWEST BANC HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In September 2006, the SEC issued Staff Accounting Bulletin (“SAB”) No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements,” to provide guidance in the process of quantifying financial statement misstatements. SAB No. 108 requires registrants to quantify an error under both the rollover and iron curtain approaches. Consequently, a registrant’s financial statements would require adjustment when either approach results in quantifying a misstatement that is material, after considering all relevant quantitative and qualitative factors. SAB No. 108 was effective for financial statements issued for fiscal years after November 15, 2006,. The adoption of SAB No. 108 did not have any impact on the Company’s results of operations or financial condition.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — an amendment of FASB Statements No. 87, 88, 106 and 132(R),” which reconsiders the guidance in SFAS No. 87, “Employers’ Accounting for Pensions,” SFAS No. 88, “Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits,” SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions,” and SFAS No. 132 (revised 2003), “Employers’ Disclosures about Pensions and Other Postretirement Benefits.” SFAS No. 158 requires the recognition of a net liability or asset to report the funded status of defined benefit pension and other postretirement benefit plans on the statement of financial position. The adoption of SFAS No. 158 did not have any impact on the Company’s results of operations or financial condition.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115,” which creates a fair value option allowing an entity to irrevocably elect fair value as the initial and subsequent measurement attribute for certain financial assets and financial liabilities, with changes in fair value recognized in earnings as they occur. SFAS No. 159 also requires an entity to report those financial assets and financial liabilities measured at fair value in a manner that separates those reported fair values from the carrying amounts of assets and liabilities measured using another measurement attribute on the face of the statement of financial position. Lastly, SFAS No. 159 requires an entity to provide information that would allow users to understand the effect on earnings of changes in the fair value on those instruments selected for the fair value election. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007 (January 1, 2008 for the Company), with early adoption permitted. The Company is evaluating SFAS No. 159 to assess the impact on its results of operations or financial condition if an election was made to adopt the standard.

Note 3 —	Business Combination

On February 8, 2006, the Company, as part of its expansion strategy, entered into an agreement to acquire Royal American Corporation (“Royal American”), a bank holding company, in a cash and stock merger transaction. This transaction closed on June 30, 2006 with an effective date of July 1, 2006. At acquisition, Royal American had total assets of $561.2 million. The Company’s stock comprised approximately 50% of the purchase price, at an exchange ratio of 3.58429 shares of Company common stock for each Royal American common share, and the remainder was paid in cash at the rate of $80 for each share of Royal American common shares. The Company issued 2.9 million common shares, paid $64.6 million in cash, and incurred $795,000 in costs that were capitalized for a total purchase price of $129.2 million. Royal American was merged into the Company, thus canceling 100% of Royal American’s voting shares outstanding.

The acquisition of Royal American constitutes a business combination under SFAS No. 141, “Business Combinations,” and was accounted for using the purchase method. Accordingly, the purchase price was allocated to the respective assets acquired and liabilities assumed, based on their estimated fair values on the date of acquisition. The excess of purchase price over the fair value of net assets acquired was recorded as goodwill. The purchase price allocation has not been finalized and is subject to revision in future periods pending the filing of final tax returns for Royal American. The results of operations of Royal American have been included in the Company’s results of operations since July 1, 2006, the date of acquisition.

MIDWEST BANC HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following are the adjustments made to record the transaction and to adjust Royal American’s assets and liabilities to their estimated fair values at July 1, 2006.

(In thousands)

Purchase price of Royal American:
Market value of the Company’s stock issued	$63,767
Cash paid	64,612

Total consideration	128,379
Capitalized costs	795

Total cost	$129,174

Historical net assets of Royal American	$44,606
Fair market value adjustments:
Loans	(2,837)
Goodwill	78,597
Core deposit intangible	10,488
Building	41
Deposits	1,867
Federal Home Loan Bank Advance	146
Junior subordinated debenture	204
Deferred taxes on purchase accounting adjustment	(3,938)

Total adjustments to record the transaction	$129,174

MIDWEST BANC HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following are the assets acquired and liabilities assumed from Royal American at July 1, 2006 including the adjustments made to record the transaction and to adjust the assets and liabilities to their estimated fair values.

		Fair Market
	Royal	Value	As
	American	Adjustment	Adjusted
	(In thousands)

Assets acquired:
Cash and cash equivalents	$24,363	$—	$24,363
Securities available-for-sale	16,487	—	16,487
Federal Reserve and Federal Home Loan Bank stock	1,427	—	1,427
Loans, net	497,376	(2,837)	494,539
Cash value of life insurance	12,467	—	12,467
Premises and equipment, net	1,254	41	1,295
Core deposit intangible, net	—	10,488	10,488
Goodwill	—	78,597	78,597
Other assets	4,535	—	4,535

Total assets acquired	$557,909	$86,289	$644,198

Liabilities assumed:
Deposits	$467,878	$(1,867)	$466,011
Federal funds purchased	30,000	—	30,000
Advances from the Federal Home Loan Bank	5,000	(146)	4,854
Junior subordinated debentures	10,310	(204)	10,106
Other liabilities	115	3,938	4,053

Total liabilities assumed	$513,303	$1,721	$515,024

Assets acquired less liabilities assumed	$44,606	$84,568	$129,174

The following are the unaudited pro forma consolidated results of operations of the Company for the years ended December 31, 2006, 2005, and 2004 as though Royal American had been acquired as of January 1, 2004.

	2006	2005	2004

Net interest income	$84,559	$76,998	$61,757
Income from continuing operations	13,390	906	4,655
Net income	13,390	8,439	3,959
Basic earnings per share from continuing operations	0.54	0.04	0.22
Basic earnings per share	0.54	0.38	0.19
Diluted earnings per share form continuing operations	0.53	0.04	0.22
Diluted earnings per share	0.53	0.37	0.19

Included in the pro forma results of operations for the year ended December 31, 2006 were merger costs net of tax of $6.8 million.

Note 4 —	Discontinued Operations

The Company sold Midwest Bank of Western Illinois (“MBWI”), formerly one of its wholly owned subsidiaries, on September 30, 2005 for $32.0 million cash. In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the results of operations of MBWI are shown in the

MIDWEST BANC HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Company’s consolidated statements of income for the years ended December 31, 2005 and 2004 as “discontinued operations.”

The results of discontinued operations were as follows (in thousands):

	2005	2004

Interest income	$10,386	$13,446
Interest expense	4,427	5,970

Net interest income	5,959	7,476
Provision for loan losses	(183)	824

Net interest income after provision for loan losses	6,142	6,652
Noninterest income	(1,301)	(2,412)
Noninterest expense	4,345	6,242

Income (loss) before income taxes	496	(2,002)
Provision (benefit) for income taxes	(156)	(1,306)

Operating income (loss) from discontinued operations	652	(696)
Gain on sale of discontinued operations	8,740	—
Tax on gain on sale of discontinued operations	1,859	—

Gain on sale of discontinued operations, net of tax	6,881	—

Income (loss) from discontinued operations	$7,533	$(696)

Note 5 —	Securities

The amortized cost and fair value of securities available-for-sale and held-to-maturity are as follows:

	December 31, 2006
		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
	(In thousands)

Securities available-for-sale
Obligations of U.S. government-sponsored entities	$6,958	$—	$—	$6,958
Obligations of states and political subdivisions	97,167	316	(496)	96,987
Mortgage-backed securities	444,392	18	(10,302)	434,108
Equity securities	41,131	533	(143)	41,521
Corporate and other debt securities	11,034	—	(627)	10,407

Total securities available-for-sale	$600,682	$867	$(11,568)	$589,981

Securities held-to-maturity
Obligations of states and political subdivisions	$1,686	$12	$(1)	$1,697
Mortgage-backed securities	44,245	—	(1,255)	42,990

Total securities held-to-maturity	$45,931	$12	$(1,256)	$44,687

MIDWEST BANC HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	December 31, 2005
		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
	(In thousands)

Securities available-for-sale
Obligations of U.S. government- sponsored entities	$24,866	$—	$(147)	$24,719
Obligations of states and political subdivisions	79,463	8	(1,121)	78,350
Mortgage-backed securities	521,896	21	(10,605)	511,312
Equity securities	63,574	—	(644)	62,930
Corporate and other debt securities	11,054	—	(428)	10,626

Total securities available-for-sale	$700,853	$29	$(12,945)	$687,937

Securities held-to-maturity
Obligations of states and political subdivisions	$6,138	$48	$(4)	$6,182
Mortgage-backed securities	53,313	6	(1,169)	52,150

Total securities held-to-maturity	$59,451	$54	$(1,173)	$58,332

The following is a summary of the fair value of securities held-to-maturity and available-for-sale with unrealized losses and an aging of those unrealized losses:

	December 31, 2006
	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(In thousands)

Securities available-for-sale
Obligations of U.S. government-sponsored entities(1)	$1,997	$—	$—	$—	$1,997	$—
Obligations of states and political subdivisions	43,452	(305)	12,500	(191)	55,952	(496)
Mortgage-backed securities
U.S. government agencies(2)	—	—	564	(9)	564	(9)
U.S. government-sponsored entities(1)	—	—	432,749	(10,293)	432,749	(10,293)
Equity securities(3)	18,876	(143)	—	—	18,876	(143)
Corporate and other debt securities	—	—	10,407	(627)	10,407	(627)

Total securities available-for-sale	$64,325	$(448)	$456,220	$(11,120)	$520,545	$(11,568)

Securities held-to-maturity
Obligations of states and political subdivisions	$516	$(1)	$—	$—	$516	$(1)
Mortgage-backed securities
U.S. government agencies(2)	883	(11)	8,767	(160)	9,650	(171)
U.S. government-sponsored entities(1)	32	—	33,308	(1,084)	33,340	(1,084)

Total securities held-to-maturity	$1,431	$(12)	$42,075	$(1,244)	$43,506	$(1,256)

Total temporarily impaired securities	$65,756	$(460)	$498,295	$(12,364)	$564,051	$(12,824)

MIDWEST BANC HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(1)	Includes obligations of the Federal Home Loan Mortgage Corporation (FHLMC) and Federal National Mortgage Association (FNMA).

(2)	Includes obligations of the Government National Mortgage Association (GNMA).

(3)	Includes issues from government-sponsored entities (FNMA and FHLMC).

	December 31, 2005
	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(In thousands)

Securities available-for-sale
Obligations of U.S. government-sponsored entities(1)	$24,719	$(147)	$—	$—	$24,719	$(147)
Obligations of states and political subdivisions	67,994	(1,121)	—	—	67,994	(1,121)
Mortgage-backed securities
U.S. government agencies(2)	45	(1)	682	(10)	727	(11)
U.S. government-sponsored entities(1)	450,174	(8,606)	59,792	(1,988)	509,966	(10,594)
Equity securities(3)	62,930	(644)	—	—	62,930	(644)
Corporate and other debt securities	6,742	(189)	3,884	(239)	10,626	(428)

Total securities available-for-sale	$612,604	$(10,708)	$64,358	$(2,237)	$676,962	$(12,945)

Securities held-to-maturity
Obligations of states and political subdivisions	$1,004	$(4)	$—	$—	$1,004	$(4)
Mortgage-backed securities
U.S. government agencies(2)	11,012	(76)	—	—	11,012	(76)
U.S. government-sponsored entities(1)	10,188	(102)	28,630	(991)	38,818	(1,093)

Total securities held-to-maturity	$22,204	$(182)	$28,630	$(991)	$50,834	$(1,173)

Total temporarily impaired securities	$634,808	$(10,890)	$92,988	$(3,228)	$727,796	$(14,118)

(1)	Includes obligations of the Federal Home Loan Mortgage Corporation (FHLMC) and Federal National Mortgage Association (FNMA).

(2)	Includes obligations of the Government National Mortgage Association (GNMA).

(3)	Includes issues from government-sponsored entities (FNMA and FHLMC).

Management does not believe any individual unrealized loss as of December 31, 2006, identified in the preceding table, represents other-than-temporary impairment. These unrealized losses are primarily attributable to changes in interest rates. The Company has both the intent and ability to hold each of the securities shown in the table for the time necessary to recover its amortized cost. The unrealized loss on available-for-sale securities is included, net of tax, in other comprehensive income.

•	The unrealized loss for U.S. government-sponsored entities mortgage-backed securities relate primarily to debt securities issued by FNMA and FHLMC; each security has a stated maturity date. FNMA is rated Aa3, AA- and A+ by Moody’s, S&P and Fitch, respectively. FHLMC is rated Aa3 and AA- by Moody’s and Fitch, respectively. The mortgage-backed securities are notes with a weighted average maturity of approximately 23 years and a weighted average interest rate of 4.99%.

MIDWEST BANC HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

•	The unrealized losses on corporate and other debt securities relate to securities which were rated A- or better by either Moody’s or S&P. These debt securities have a weighted average maturity of approximately 7 years and a weighted average interest rate of 4.73%.

Securities with an approximate carrying value of $489.5 million and $385.9 million at December 31, 2006 and 2005 were pledged to secure public deposits, borrowings, and for other purposes as required or permitted by law. Included in securities pledged at December 31, 2006 and 2005 are $213.4 million and $37.8 million, respectively, which have been pledged for FHLB borrowings.

The amortized cost and fair value of securities by contractual maturity at December 31, 2006 are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized
	Cost	Fair Value
	(In thousands)

Securities available-for-sale
Due in one year or less	$6,958	$6,958
Due after one year through five years	2,102	2,112
Due after five years through ten years	86,502	85,967
Due after ten years	19,597	19,315

	115,159	114,352
Mortgage-backed securities	444,392	434,108

Total debt securities	559,551	548,460
Equity securities	41,131	41,521

Total securities available-for-sale	$600,682	$589,981

Securities held-to-maturity
Due in one year or less	$430	$434
Due after one year through five years	250	256
Due after five years through ten years	1,006	1,007

	1,686	1,697
Mortgage-backed securities	44,245	42,990

Total securities held-to-maturity	$45,931	$44,687

Proceeds from sales of securities available-for-sale and the realized gross gains and losses are as follows:

	Year Ended December 31,
	2006	2005	2004
	(In thousands)

Proceeds from sales	$101,730	$357,303	$630,525

Gross realized gains	$341	$825	$4,436
Gross realized losses	(494)	(18,265)	(2,975)
Hedge ineffectiveness	—	—	(5,247)

Net gains (losses) on securities transactions	$(153)	$(17,440)	$(3,786)

See Note 20 — Derivative Instruments for further discussion of the fair value hedge and hedge ineffectiveness.

MIDWEST BANC HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 6 —	Loans

Major classifications of loans are summarized as follows:

	December 31,
	2006		2005
		% of Gross		% of Gross
	Amount	Loans	Amount	Loans
	(Dollars in thousands)

Commercial	$376,944	19.4%	$201,284	14.9%
Construction	424,181	21.8	358,785	26.6
Commercial real estate	761,742	39.0	496,819	36.8
Consumer
Home equity	147,366	7.6	115,429	8.5
Other consumer	9,373	0.5	4,273	0.3

Total consumer	156,739	8.1	119,702	8.8
Residential mortgage	227,762	11.7	174,184	12.9

Total loans, gross	1,947,368	100.0%	1,350,774	100.0%
Net deferred fees	(552)		(778)

Total loans,net	$1,946,816		$1,349,996

Loans held for sale	$2,672		$1,912

Note 7 —	Allowance for Loan Losses

The following is a summary of changes in the allowance for loan losses:

	Year Ended December 31,
	2006	2005
	(In thousands)

Balance at beginning of year	$17,760	$16,217
Addition resulting from acquisition	3,244	—
Provision for loan losses	12,050	2,589
Loans charged off	(10,809)	(2,519)
Recoveries on loans previously charged off	984	1,473

Balance at end of year	$23,229	$17,760

A portion of the allowance for loan losses is allocated to impaired loans. Information with respect to impaired loans and the related allowance for loan losses is as follows:

	December 31,
	2006	2005
	(In thousands)

Impaired loans for which no allowance for loan losses is allocated	$10,317	$10,067
Impaired loans with an allocation of the allowance for loan losses	41,845	16,280

Total impaired loans	$52,162	$26,348

Allowance for loan losses allocated to impaired loans	$13,247	$7,934

MIDWEST BANC HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Year Ended December 31,
	2006	2005
	(In thousands)

Average impaired loans	$44,792	$29,012
Interest income recognized on impaired loans on a cash basis	2,920	2,394

Interest payments on impaired loans are generally applied to principal, unless the loan principal is considered to be fully collectible, in which case interest is recognized on a cash basis.

Nonaccrual loans were $42.8 million and $7.9 million as of December 31, 2006 and 2005, respectively. Loans past due 90 days but still accruing were $34,000 and $4,000 as of December 31, 2006 and 2005, respectively.

Note 8 —	Premises and Equipment

Premises and equipment are summarized as follows:

	December 31,
	2006	2005
	(In thousands)

Land and improvements	$7,581	$9,697
Buildings and improvements	23,012	25,166
Furniture and equipment	20,468	15,166

Total cost	51,061	50,029
Accumulated depreciation	(29,101)	(27,782)

Premises and equipment, net	$21,960	$22,247

Note 9 —	Goodwill and Intangibles

The following table presents the carrying amount and accumulated amortization of intangible assets (in thousands):

	December 31, 2006			December 31, 2005
	Gross			Gross		Net
	Carrying	Accumulated	Net Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount

Amortizing intangible assets:
Core deposit and other intangibles	$13,618	$(2,345)	$11,273	$3,130	$(1,342)	$1,788

Core deposit and other intangibles increased by $10.5 million as of July  1, 2006 due to the Royal American acquisition. The amortization of intangible assets was $1.0 million for the year ended December 31, 2006. At December 31, 2006, the projected amortization of intangible assets is $1.6 million for the years ending December 31, 2007 and 2008, $1.5 million for the years ending December 31, 2009 and 2010, $1.0 million for the year ending December 31, 2011, and $4.1 million in total for the subsequent years.

MIDWEST BANC HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table presents the changes in the carrying amount of goodwill and other intangibles during the years ended December 31, 2006 and 2005 (in thousands):

	2006
		Core Deposit
		and Other
	Goodwill	Intangibles

Balance at beginning of year	$891	$1,788
Addition resulting from acquisition	78,597	10,488
Amortization	—	(1,003)

Balance at end of year	$79,488	$11,273

	2005
		Core Deposit
		and Other
	Goodwill	Intangibles

Balance at beginning of year	$891	$2,217
Amortization	—	(429)

Balance at end of year	$891	$1,788

Note 10 —	Income Taxes

The provision for income taxes from continuing operations consists of the following:

	Year Ended December 31,
	2006	2005	2004
	(In thousands)

Current
Federal	$7,307	$(9,010)	$2,428
State	—	—	(612)
Deferred	(5,885)	2,685	(4,685)

Total provision (benefit) for income taxes	$1,422	$(6,325)	$(2,869)

MIDWEST BANC HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The difference between the provision for income taxes in the consolidated financial statements and amounts computed by applying the current federal statutory income tax rate of 35% to income before income taxes is reconciled as follows:

	Year Ended December 31,
	2006		2005		2004
	(In thousands)

Income taxes computed at the statutory rate	$6,709	35.0%	$(2,770)	35.0%	$71	35.0%
Tax-exempt interest income on securities and loans	(1,171)	(6.1)	(563)	7.1	(404)	(198.8)
General business credits	(665)	(3.5)	(255)	3.2	(100)	(49.2)
State income taxes, net of federal tax benefit due to state operating loss	(676)	(3.5)	(952)	12.0	(1,105)	(543.1)
Income tax reserve adjustment	(591)	(3.1)	—	—	—	—
Life insurance cash surrender value increase, net of premiums	(838)	(4.4)	(615)	7.8	(503)	(247.4)
Life insurance death benefit	—	—	(276)	3.5	—	—
Dividends received deduction	(1,106)	(5.8)	(868)	11.0	(1,053)	(517.6)
Merger related expenses	(278)	(1.5)	—	—	—	—
Stock based compensation, net	56	0.3	—	—	—	—
Other	(18)	(0.2)	(26)	0.3	225	110.9

Total provision (benefit) for income taxes	$1,422	7.4%	$(6,325)	79.9%	$(2,869)	1,410.2%

MIDWEST BANC HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The net deferred tax asset, included in other assets in the accompanying consolidated balance sheets, consisted of the following components:

	December 31,
	2006	2005
	(In thousands)

Gross deferred tax assets
Unrealized loss on securities available-for-sale	$4,127	$5,002
Allowance for loan losses	9,232	7,059
Deferred compensation	1,583	1,204
Net operating loss carryforward	5,278	1,739
Income from partnerships	58	85
Deferred tax credits	2,101	105
Capital loss	293	—
Other real estate writedowns	966	—
Other	—	110

Total gross deferred tax assets	23,638	15,304

Gross deferred tax liabilities
Depreciation	(1,582)	(1,682)
FHLB stock dividends	(1,499)	(1,454)
Amortizing intangible assets	(4,043)	(520)
Other	(369)	—

Total gross deferred tax liabilities	(7,493)	(3,656)

Net deferred tax asset	$16,145	$11,648

As of December 31, 2006 and 2005, the Company believes it is more likely than not that deferred tax assets will be realized and, therefore, no allowance was considered necessary.

Note 11 —	Securities Sold Under Agreements to Repurchase

The Company has repurchase agreements with brokerage firms, which are in possession of the underlying securities. The same securities are returned to the Company at the maturity of the agreements. The following summarizes certain information relative to these borrowings:

	2006	2005
	(In thousands)

Outstanding at end of year	$201,079	$264,808
Weighted average interest at year end	4.40%	3.83%
Maximum amount outstanding as of any month end	$294,599	$264,808
Average amount outstanding	226,369	204,438
Approximate weighted average rate during the year	4.59%	3.04%

MIDWEST BANC HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

At December 31, 2006, securities sold under agreements to repurchase are summarized below:

			Collateral Mortgage-
			Backed Securities
	Repurchase	Weighted Average	Amortized
Original Term	Liability	Interest Rate	Cost	Fair Value
	(In thousands)

30 to 90 days	$67,458	5.32%	$68,235	$67,119
Over 90 to 180 days	18,621	5.31	23,972	22,990
Over 3 years	115,000	3.71	129,212	126,688

	$201,079	4.40%	$221,419	$216,797

Note 12 —	Advances from the FHLB

Advances from the FHLB are summarized as follows:

	December 31,
	2006		2005
	Weighted Average		Weighted Average
	Rate	Amount	Rate	Amount
	(In thousands)

Advances from the Federal Home Loan Bank due
2009	4.16%	$4,883	—%	$—
2010	4.51	150,000	3.48	150,000
2011	4.85	75,000	—	—
2016	4.37	90,000	—	—

Total	4.54%	$319,883	3.48%	$150,000

At December 31, 2006, the FHLB advances have various call provisions ranging from nine months to two years. Various securities are pledged as collateral as discussed in Note 5 — Securities. In addition, the Company has collateralized the advances with a blanket lien arrangement at December 31, 2006 and 2005.

Note 13 —	Junior Subordinated Debentures Owed

The Company had $66.0 million in junior subordinated debentures owed to unconsolidated trusts that were formed to issue trust preferred securities. The five trust preferred securities offerings were pooled private placements exempt from registration under the Securities Act pursuant to Section 4(2) thereunder. The Company has provided a full, irrevocable, and unconditional subordinated guarantee of the obligations of these trusts under the preferred securities. The Company is obligated to fund dividends on these securities before it can pay dividends on shares of its common stock.

MIDWEST BANC HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table details the five unconsolidated trusts and their common and trust preferred securities:

				Mandatory	Optional
Issuer	Issue Date	Amount	Rate	Redemption Date	Redemption Date
		(In thousands)

MBHI Capital Trust II	October 29, 2002	$15,464	LIBOR+3.45%	November 7, 2032	November 7, 2007
MBHI Capital Trust III	December 19, 2003	9,279	LIBOR+3.00%	December 30, 2033	December 30, 2008
MBHI Capital Trust IV	December 19, 2003	10,310	LIBOR+2.85%	January 23, 2034	January 23, 2009
MBHI Capital Trust V	June 7, 2005	20,619	LIBOR+1.77%	June 15, 2035	June 15, 2010
Royal Capital Trust I	April 30, 2004	10,310	6.62% until July 23, 2009;	July 23, 2034	July 23, 2009
			LIBOR+2.75%
Fair value adjustment		(170)

Total junior
subordinated debentures		$65,812

Note 14 —	Employee Benefit Plans

The Company maintains a 401(k) salary reduction plan covering substantially all employees. Eligible employees may elect to make tax deferred contributions within a specified range of their compensation as defined in the plan. The Company contributes 1% more than the employee’s contribution up to a maximum 5% employer contribution. Contributions to the plan are expensed currently and were $812,000, $635,000, and $565,000 for the years ended December 31, 2006, 2005, and 2004, respectively.

The Company and various members of senior management have entered into a Supplemental Executive Retirement Plan (“SERP”). The SERP provides for guaranteed payments, based on a percentage of the individual’s final salary, for 15 years after age 65. The benefit amount is reduced if the individual retires prior to age 65. The liability is being accrued over the vesting period. Expense of $451,000, $343,000, and $1.5 million was recorded for the years ended December 31, 2006, 2005, and 2004 and has been included in salaries and employee benefits expense in the statements of income. Included in the $1.5 million for the year ended December 31, 2004 was $967,000 in expense for the Company’s former president and chief executive officer and $86,000 in accelerated benefit expense. Also included in the retirement benefit obligation for the former president and chief executive officer was severance and welfare benefits of $519,000 which was paid over 12 to 18 months commencing October 2004. These expenses were recognized in the year ended December 31, 2004.

The Company has purchased life insurance policies on various members of executive and senior management. The Company is the beneficiary of these life insurance policies, which have an aggregate death benefit of approximately $174.8 million at December 31, 2006. In addition, the policies had aggregate cash surrender values of approximately $65.2 million at December 31, 2006 and $44.4 million at December 31, 2005.

Note 15 —	Time Deposits

Interest-bearing deposits in denominations of $100,000 and over were $553.7 million as of December 31, 2006 and $246.8 million as of December 31, 2005. Interest expense related to deposits in denominations of $100,000 and over was $16.8 million for 2006, $2.4 million for 2005, and $1.5 million for 2004.

MIDWEST BANC HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Certificates of deposit have scheduled maturities for the years 2007 through 2011 and thereafter as follows:

(In thousands)

2007	$1,022,781
2008	93,546
2009	22,874
2010	2,040
2011	648
Thereafter	—

$1,141,889

Note 16 —	Related Party Transactions

Certain executive officers, directors, and their related interests are loan customers of the Bank. These loans were made under comparable terms as for non-related parties and were determined to be arms-length transactions. A summary of loans made by the Bank to or for the benefit of directors and executive officers is as follows:

(In thousands)

Balance at December 31, 2005	$38,762
New loans	12,509
Repayments	(18,652)

Balance at December 31, 2006	$32,619

Note 17 —	Capital Requirements

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

Quantitative measures established by regulation to ensure capital adequacy require banks and bank holding companies to maintain minimum amounts and ratios of total and Tier 1 capital to risk-weighted assets and Tier 1 capital to average assets. If a bank does not meet these minimum capital requirements, as defined, bank regulators can initiate certain actions that could have a direct material effect on the bank’s financial statements. Management believes that, as of December 31, 2006 and 2005, the Company and the Bank met all capital adequacy requirements to which they were subject.

MIDWEST BANC HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As of December 31, 2006, the most recent Federal Deposit Insurance Corporation notification categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the institution’s categories. To be categorized as well capitalized, banks must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios. The actual capital amounts and ratios for the Company and the Bank are presented in the following table:

			Minimum Required
			For Capital		To Be Well
	Actual		Adequacy Purposes		Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(In thousands)

As of December 31, 2006
Total Capital (to risk-weighted assets)
Company	$290,158	13.0%	$178,984	8.0%	n/a	n/a
Bank	272,619	12.2	178,113	8.0	222,641	10.0
Tier 1 Capital (to risk-weighted assets)
Company	266,753	11.9	89,492	4.0	n/a	n/a
Bank	249,214	11.2	89,056	4.0	133,584	6.0
Tier 1 Capital (to average assets)
Company	266,753	9.1	117,855	4.0	n/a	n/a
Bank	249,214	8.5	117,140	4.0	146,425	5.0
As of December 31, 2005
Total Capital (to risk-weighted assets)
Company	$292,168	18.1%	$129,381	8.0%	n/a	n/a
Bank	205,866	12.8	128,844	8.0	161,055	10.0
Tier 1 Capital (to risk-weighted assets)
Company	274,408	17.0	64,691	4.0	n/a	n/a
Bank	188,106	11.7	64,422	4.0	96,633	6.0
Tier 1 Capital (to average assets)
Company	274,408	12.2	90,083	4.0	n/a	n/a
Bank	188,106	8.4	89,635	4.0	112,044	5.0

MIDWEST BANC HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 18 —	Off-Balance-Sheet Risk and Concentrations of Credit Risk

The Company is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet financing needs of customers. Since many commitments to extend credit expire without being used, the amounts below do not necessarily represent future cash commitments. These financial instruments include lines of credit, letters of credit, and commitments to extend credit. These are summarized as of December 31, 2006 as follows:

	Amount of Commitment Expiration Per Period
	Within			After
	1 Year	1-3 Years	4-5 Years	5 Years	Total
	(In thousands)

Lines of credit:
Commercial real estate	$175,568	$43,258	$908	$282	$220,016
Consumer real estate	33,040	12,925	28,014	39,572	113,551
Consumer	—	—	—	2,904	2,904
Commercial	219,100	8,971	1,926	2,747	232,744
Letters of credit	38,321	16,455	14,199	375	69,350
Commitments to extend credit	111,159	—	—	—	111,159

Total commercial commitments	$577,188	$81,609	$45,047	$45,880	$749,724

At December 31, 2006, commitments to extend credit included $9.2 million of fixed rate loan commitments. These commitments are due to expire within 30 to 90 days of issuance and have rates ranging generally from 6.50% to 8.25%. Substantially all of the unused lines of credit are at adjustable rates of interest.

In the normal course of business, the Company is involved in various legal proceedings. In the opinion of management, any liability resulting from such proceedings as of December 31, 2006 would not have a material adverse effect on the Company’s financial position or results of operations.

Note 19 —	Stock Compensation and Restricted Stock Awards

Under the Company’s Stock and Incentive Plan (the “Plan”), officers, directors, and key employees may be granted incentive stock options to purchase the Company’s common stock at no less than 100% of the market price on the date the option is granted. Options can be granted to become exercisable immediately or in installments of 25% a year on each of the first through the fourth anniversaries of the grant date or may be issued subject to performance targets. In all cases, the options have a maximum term of ten years. The Plan also permits the issuance of nonqualified stock options, stock appreciation rights, restricted stock, and restricted stock units. The Plan authorizes a total of 3,900,000 shares for issuance. There are 2,053,750 shares remaining for issuance under the Plan at December 31, 2006. In the past, the Company has issued treasury shares in conjunction with the exercise of stock options or grants of restricted stock. Beginning in 2006, it became the Company’s policy to issue new shares of its common stock in conjunction with the exercise of stock options or grants of restricted stock.

During 2006, 151,894 employee stock options were exercised, of which 136,210 were exercised by individuals who were no longer employed with the Company. As a result of the exercises of employee stock options, the Company received $2.0 million in cash and realized a tax benefit of $571,000. Total employee stock options outstanding at December 31, 2006 were 517,048 with exercise prices ranging between $8.50 and $22.03 and expiration dates between 2007 and 2015. All options granted had an exercise price equal to or greater than the market price of the underlying common stock at date of grant. No stock options were granted during 2006.

MIDWEST BANC HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Information about option grants follows:

		Weighted Average	Weighted Average
	Number of	Exercise Price	Grant-Date Fair
	Options	Per Share	Value Per Share

Outstanding at December 31, 2003	1,076,545	$11.67	$3.76
Granted during 2004	120,000	22.03	7.82
Exercised during 2004	(70,521)	9.37	2.90
Forfeited during 2004	(10,938)	16.78	6.29

Outstanding at December 31, 2004	1,115,086	12.88	3.42
Granted during 2005	30,500	19.43	5.50
Exercised during 2005	(397,051)	11.02	3.43
Forfeited during 2005	(60,593)	17.57	6.15

Outstanding at December 31, 2005	687,942	13.83	4.57
Granted during 2006	—	—	—
Exercised during 2006	(151,894)	13.03	4.26
Forfeited during 2006	(19,000)	18.46	6.82

Outstanding at December 31, 2006	517,048	13.90	4.58

Options exercisable at year end are as follows:

		Weighted Average
	Number of	Exercise Price
	Options	Per Share

2004	805,836	$10.96
2005	588,190	13.18
2006	475,548	13.45

Options outstanding at December 31, 2006 were as follows:

	Outstanding
		Weighted Average	Exercisable
		Remaining		Weighted Average
Range of Exercise Price	Number	Contractual Life	Number	Exercise Price

$8.50-10.59	208,548	3.55	208,548	$9.63
$10.75-14.90	156,000	3.77	156,000	13.35
$18.34-22.03	152,500	7.31	111,000	20.78

Outstanding at year end	517,048	4.70	475,548	13.45

MIDWEST BANC HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company adopted SFAS No. 123(R), “Share-Based Payment,” in the first quarter of 2006 using the modified prospective method. Employee compensation expense for stock options previously granted was recorded in the consolidated income statement based on the grant’s vesting schedule. Forfeitures of stock option grants are estimated for those stock options where the requisite service is not expected to be rendered. The grant-date fair value for each grant was calculated using the Black-Scholes option pricing model, using the following weighted-average assumptions as of grant date. The following table reflects the only two grants (those options granted in 2005 and 2003) included in employee compensation expense.

	2005	2003

Fair value	$5.50	$7.31
Risk-free interest rate	4.05%	3.40%
Expected option life	5 years	7.6 years
Expected stock price volatility	22.06%	28.53%

For the year ended December 31, 2006, employee compensation expense related to stock options was $264,000. The total compensation cost related to nonvested stock options not yet recognized was $76,000 at December 31, 2006 and the weighted average period over which this cost is expected to be recognized is 18 months.

No stock-based compensation cost is reflected in net income of periods prior to 2006. The following table illustrates the effect on net income and earnings per share if expense was measured using the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation.”

	Year Ended December 31,
	2005	2004
	(In thousands, except per share data)

Net income as reported	$5,944	$2,376
Deduct: Stock-based compensation expense determined under fair value-based method	583	494

Pro forma net income	$5,361	$1,882

Basic earnings per share from continuing operations as reported	$0.30	$0.13
Pro forma basic earnings per share	0.27	0.11
Diluted earnings per share from continuing operations as reported	0.30	0.13
Pro forma diluted earnings per share	0.27	0.10

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

Information about restricted share grants follows:

	Number of	Weighted Average
	Restricted	Grant-Date Fair Value
	Shares	Per Share

Outstanding at December 31, 2003	—	$—
Granted	150,000	18.71
Vested	—	—
Forfeited	—	—

Outstanding at December 31, 2004	150,000	18.71

Granted	64,700	19.53
Vested	(35,000)	18.88
Forfeited	(1,000)	19.43

Outstanding at December 31, 2005	178,700	18.97
Granted	347,179	22.61
Vested	(36,000)	18.97
Forfeited	(9,250)	19.43

Outstanding at December 31, 2006	480,629	21.59

For the year ended December 31, 2006, the Company recognized $2.2 million in compensation expense related to the restricted stock grants compared to $873,000 for the year ended December 31, 2005. The total compensation cost related to nonvested restricted shares not yet recognized was $7.7 million at December 31, 2006 and the weighted average period over which this cost is expected to be recognized is 27 months.

Note 20 — Derivative Instruments

As of December 31, 2006, the Company does not have any outstanding derivatives. In January 2005, the Company terminated U.S. Treasury 10-year note futures contracts with a notional value of $290.0 million at a gain of $336,000. The Company also terminated spread lock swap agreements with a notional value of $247.0 million in January 2005 at a loss of $425,000. The respective gain and loss on the futures contracts and spread lock swap agreements, all of which were stand-alone derivatives, were reflected in net trading profits. In the second quarter of 2005, the Company terminated interest rate swaps with a notional value of $121.5 million used to convert its FHLB advance fixed rate debt to floating rate debt. The resulting loss of $3.6 million was reflected in the loss on extinguishment of debt.

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

MIDWEST BANC HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 21 — Parent Company Financial Statements

The following are condensed balance sheets and statements of income and cash flows for the Company, without subsidiaries:

CONDENSED BALANCE SHEETS

	December 31,
	2006	2005
	(In thousands)

ASSETS
Cash	$15,291	$83,389
Investment in subsidiaries with continuing operations	335,668	185,545
Other assets	8,588	7,574

Total assets	$359,547	$276,508

LIABILITIES AND STOCKHOLDERS’ EQUITY
Junior subordinated debentures	$65,812	$55,672
Other liabilities	6,493	4,710
Stockholders’ equity	287,242	216,126

Total liabilities and stockholders’ equity	$359,547	$276,508

CONDENSED STATEMENTS OF INCOME

	Year Ended December 31,
	2006	2005	2004
	(In thousands)

Operating income
Dividends from continuing subsidiaries	$10,477	$3,346	$6,571
Fees from continuing subsidiaries	999	1,897	1,672
Noninterest income	240	59	37
Interest expense	(4,741)	(3,801)	(3,567)
Noninterest expense	(5,662)	(6,733)	(8,633)

Income (loss) before income taxes and equity in undistributed income of continuing subsidiaries	1,314	(5,232)	(3,920)
Income tax benefit	3,904	3,434	3,932
Equity in undistributed income of continuing subsidiaries	12,528	209	3,060

Income (loss) from continuing operations	17,746	(1,589)	3,072
Income (loss) from discontinued operations	—	7,533	(696)

Net income	$17,746	$5,944	$2,376

MIDWEST BANC HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2006	2005	2004
	(In thousands)

Cash flows from continuing operating activities
Net income	$17,746	$5,944	$2,376
(Income) loss from discontinued operations	—	(7,533)	696
Adjustments to reconcile net income to net cash provided by (used in) continuing operating activities Equity in undistributed income of continuing subsidiaries	(12,528)	(209)	(3,060)
Depreciation	85	101	73
Amortization of stock-based compensation	2,501	873	165
Amortization of intangibles	34	—	—
Change in other assets	(159)	(171)	(2,175)
Change in other liabilities	3,752	(1,517)	1,881

Net cash provided by (used in) continuing operating activities	11,431	(2,512)	(44)

Cash flows from continuing investing activities
Cash paid, net of cash and cash equivalents in acquisition	(65,286)	—	—
Investment in continuing subsidiaries	—	(15,200)	—
Property and equipment expenditures	(17)	(39)	(207)
Disposition of subsidiary	—	35,621	—

Net cash (used in) provided by continuing investing activities	(65,303)	20,382	(207)

Cash flows from continuing financing activities
Issuance of junior subordinated debentures, net of debenture issuance costs	—	20,619	—
Payments of junior subordinated debentures	—	(20,619)	—
Proceeds from notes payable	—	2,000	—
Repayments on notes payable	—	(2,000)	(2,000)
Cash dividends paid	(11,439)	(9,164)	(8,583)
Issuance of common stock	—	68,453	—
Repurchase of common stock	(4,770)	—	—
Proceeds from issuance of common and treasury stock under stock option plan	1,983	4,374	660

Net cash (used in) provided by continuing financing activities	(14,226)	63,663	(9,923)

Cash flows from discontinued operations
Net cash provided by (used in) operating activities of discontinued operations	—	187	1,127
Net cash used in investing activities of discontinued operations	—	(1,000)	—

Net cash provided by (used in) discontinued operations	—	(813)	1,127

Increase (decrease) in cash and cash equivalents	(68,098)	80,720	(9,047)
Cash and cash equivalents at beginning of year	83,389	2,669	11,716

Cash and cash equivalents at end of year	$15,291	$83,389	$2,669

MIDWEST BANC HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 22 — Earnings Per Share

	Year Ended December 31,
	2006	2005	2004
	(In thousands, except per share data)

Basic
Income (loss) from continuing operations	$17,746	$(1,589)	$3,072
Income (loss) from discontinued operations	—	7,533	(696)

Net income	$17,746	$5,944	$2,376

Weighted average common shares outstanding	23,348	19,573	17,888

Basic earnings per share from continuing operations	$0.76	$(0.08)	$0.17

Basic earnings per share from discontinued operations	$—	$0.38	$(0.04)

Basic earnings per share	$0.76	$0.30	$0.13

Diluted
Income (loss) from continuing operations	$17,746	$(1,589)	$3,072
Income (loss) from discontinued operations	—	7,533	(696)

Net income	$17,746	$5,944	$2,376

Weighted average common shares outstanding	23,348	19,573	17,888
Dilutive effect of stock options(1)	200	234	403
Dilutive effect of restricted stock(1)	242	38	—

Diluted average common shares	23,790	19,845	18,291

Diluted average common shares — continuing operations(1)	23,790	19,573	18,291

Diluted average common shares — discontinued operations(1)	—	19,845	17,888

Diluted earnings per share from continuing operations	$0.75	$(0.08)	$0.17

Diluted earnings per share from discontinued operations	$—	$0.38	$(0.04)

Diluted earnings per share	$0.75	$0.30	$0.13

(1)	No dilutive shares from stock options or restricted stock were included in the computation of diluted earnings per share for any period there was a loss from continuing or discontinued operations.

Options to purchase 92,500 shares at $22.03 and 120,000 shares at $22.03 were not included in the computation of diluted earnings per share for the years ended December 31, 2005 and 2004, respectively, because the options’ exercise price was greater than the average market price of the common stock and the options were, therefore, antidilutive.

MIDWEST BANC HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 23 — Other Comprehensive Income

Changes in other comprehensive income or loss components and related taxes are as follows:

	Years Ended December 31,
	2006	2005	2004
	(In thousands)

Unrealized holding gains (losses) on securities available-for-sale	$(2,063)	$(5,710)	$(15,504)
Reclassification adjustment for (gains) losses recognized in income from continuing operations	153	17,440	10,034
Reclassification adjustment for (gains) losses recognized in income from discontinued operations	—	2,982	4,544
Accretion of unrealized gains on securities transferred from available-for-sale to held-to-maturity	(7)	(40)	(123)

Net unrealized gains (losses)	2,209	14,672	(1,049)
Tax effect	(876)	(5,821)	416

Other comprehensive income (loss)	$1,333	$8,851	$(633)

Note 24 — Quarterly Results of Operations (Unaudited)

	Three Months Ended,				Year Ended,
2006	March 31	June 30	September 30	December 31	December 31
	(In thousands, except per share data)

Interest income	$33,359	$35,290	$45,903	$44,710	$159,262
Interest expense	16,198	17,737	24,510	25,535	83,980

Net interest income	17,161	17,553	21,393	19,175	75,282
Provision for loan losses	—	5,000	1,550	5,500	12,050
Noninterest income	3,013	3,601	4,147	3,790	14,551
Noninterest expense	11,885	13,041	17,194	16,495	58,615

Income from continuing operations before income taxes	8,289	3,113	6,796	970	19,168
Provision (benefit) for income taxes	2,348	223	814	(1,963)	1,422

Income from continuing operations	5,941	2,890	5,982	2,933	17,746

MIDWEST BANC HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Three Months Ended,				Year Ended,
2006	March 31	June 30	September 30	December 31	December 31
	(In thousands, except per share data)

Discontinued operations
Income from discontinued operations before income taxes	—	—	—	—	—
Provision for income taxes	—	—	—	—	—

Income from discontinued operations	—	—	—	—	—

Net income	$5,941	$2,890	$5,982	$2,933	$17,746

Earnings per common share(a)
Basic from continuing operations	$0.27	$0.13	$0.24	$0.12	$0.76
Basic from discontinued operations	—	—	—	—	—
Basic	0.27	0.13	0.24	0.12	0.76
Diluted from continuing operations	0.27	0.13	0.24	0.12	0.75
Diluted from discontinued operations	—	—	—	—	—
Diluted	0.27	0.13	0.24	0.12	0.75

	Three Months Ended,				Year Ended,
2005	March 31	June 30	September 30	December 31	December 31
	(In thousands, except per share data)

Interest income	$24,532	$26,731	$28,880	$32,101	$112,244
Interest expense	11,294	12,661	12,457	14,385	50,797

Net interest income	13,238	14,070	16,423	17,716	61,447
Provision for loan losses	814	813	813	149	2,589
Noninterest income	2,081	(14,426)	3,562	2,538	(6,245)
Noninterest expense	10,716	27,670	11,277	10,864	60,527

Income (loss) from continuing operations before income taxes	3,789	(28,839)	7,895	9,241	(7,914)
Provision (benefit) for income taxes	812	(11,690)	1,982	2,571	(6,325)

Income (loss) from continuing operations	2,977	(17,149)	5,913	6,670	(1,589)

MIDWEST BANC HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Three Months Ended,				Year Ended,
2005	March 31	June 30	September 30	December 31	December 31
	(In thousands, except per share data)

Discontinued operations
Income from discontinued operations before income taxes	1,632	1,050	6,554	—	9,236
Provision for income taxes	527	251	925	—	1,703

Income from discontinued operations	1,105	799	5,629	—	7,533

Net income (loss)	$4,082	$(16,350)	$11,542	$6,670	$5,944

Earnings per common share(a)
Basic from continuing operations	$0.16	$(0.94)	$0.30	$0.31	$(0.08)
Basic from discontinued operations	0.06	0.04	0.28	0.00	0.38
Basic	0.22	(0.90)	0.58	0.31	0.30
Diluted from continuing operations	0.16	(0.94)	0.29	0.30	(0.08)
Diluted from discontinued operations	0.06	0.04	0.28	0.00	0.38
Diluted	0.22	(0.90)	0.57	0.30	0.30

(a)	Earnings per share for the quarters and fiscal years have been calculated separately. Accordingly, quarterly amounts may not add to the annual amounts because of differences in the average common shares outstanding during each period.

Note 25 — Fair Value of Financial Instruments

The fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. The methods and assumptions used to determine fair values for each class of financial instrument are presented below.

The carrying amount is equivalent to the estimated fair value for cash and cash equivalents, federal funds purchased, FHLB stock, accrued interest receivable and payable, due from and to broker, demand deposits, short-term debt, and variable rate loans or deposits that reprice frequently and fully. The fair value of securities and derivatives, including swaps, are based on market prices or dealer quotes, and if no such information is available, on the rate and term of the item or information about the issuer. For fixed rate loans or deposits and for variable rate loans or deposits with infrequent repricing or repricing limits, and securities sold under agreements to repurchase, fair value is based on discounted cash flows using current market rates applied to the estimated life and credit risk. Fair values for impaired loans are estimated using discounted cash flow analysis or underlying collateral values. The fair value of fixed rate debt is based on current rates for similar financing. The fair value of off-balance-sheet items, loan commitments, is not material.

MIDWEST BANC HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The estimated fair values of the Company’s financial instruments were as follows:

	December 31,
	2006		2005
	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value
	(In thousands)

Financial assets
Cash and cash equivalents	$100,532	$100,532	$70,599	$70,599
Securities available-for-sale	589,981	589,981	687,937	687,937
Securities held-to-maturity	45,931	44,687	59,451	58,332
Federal Reserve and Federal Home Loan Bank stock	23,592	23,592	14,661	14,661
Loans held for sale	2,672	2,672	1,912	1,912
Loans, net of allowance for loan losses	1,923,587	1,914,196	1,332,236	1,328,314
Accrued interest receivable	12,331	12,331	9,705	9,705
Financial liabilities
Deposits
Noninterest-bearing	(276,381)	(276,381)	(158,406)	(158,406)
Interest-bearing	(1,681,429)	(1,682,140)	(1,364,978)	(1,324,025)
Securities sold under agreements to repurchase and federal funds purchased	(267,079)	(263,214)	(332,808)	(331,260)
FHLB advances	(319,883)	(323,259)	(150,000)	(148,414)
Junior subordinated debentures	(65,812)	(65,960)	(55,672)	(57,538)
Accrued interest payable	(8,023)	(8,023)	(3,683)	(3,683)
Due to broker	—	—	(1,301)	(1,301)

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

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of Midwest Banc Holdings, Inc:

We have completed an integrated audit of Midwest Banc Holdings, Inc.’s 2006 and 2005 consolidated financial statements and of its internal control over financial reporting as of December 31, 2006, in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Midwest Banc Holdings, Inc. and its subsidiaries at December 31, 2006 and 2005, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

Internal control over financial reporting

Also, in our opinion, management’s assessment, included in Management’s Report on Internal Control over Financial Reporting under Item 9A, that the Company maintained effective internal control over financial reporting as of December 31, 2006 based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control — Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

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
March 15, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
ON THE FINANCIAL STATEMENTS

To the Stockholders and Board of Directors
Midwest Banc Holdings, Inc.
Melrose Park, Illinois

We have audited the accompanying consolidated statement of income, stockholders’ equity, and cash flow of Midwest Banc Holdings, Inc. the for the year ended December 31, 2004. These financial statements are the responsibility of the Corporation’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of its operations and its cash flows of Midwest Banc Holdings, Inc. for the year ended December 31, 2004 in conformity with U.S. generally accepted accounting principles.

MCGLADREY & PULLEN, LLP

Schaumburg, Illinois
February 25, 2005, except as to the discontinued operations referred to in
Note 4, as to which the date is March 15, 2006.