Form 10-Q
period 2007-03-31
MIDWEST BANC HOLDINGS INC
filed 2007-05-10
CIK 1051379

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2007

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

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐
     Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 8, 2007

Common, par value $0.01	24,649,834

MIDWEST BANC HOLDINGS, INC.
Form 10-Q

i

MIDWEST BANC HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS (Unaudited)
(In thousands)

	March 31,	December 31,
	2007	2006
ASSETS
Cash	$64,153	$91,630
Federal funds sold and other short-term investments	24,485	8,902

Total cash and cash equivalents	88,638	100,532
Securities available-for-sale	639,985	589,981
Securities held-to-maturity (fair value: $42,445 at March 31, 2007 and $44,687 at December 31, 2006)	43,562	45,931
Federal Reserve and Federal Home Loan Bank stock, at cost	23,592	23,592
Loans held for sale	3,740	2,672
Loans	1,950,613	1,946,816
Allowance for loan losses	(24,028)	(23,229)

Net loans	1,926,585	1,923,587
Cash surrender value of life insurance	65,973	65,220
Premises and equipment, net	22,282	21,960
Other real estate	2,403	2,640
Core deposit and other intangibles, net	10,163	11,273
Goodwill	79,625	79,488
Other assets	74,083	75,170

Total assets	$2,980,631	$2,942,046

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Deposits
Noninterest-bearing	$247,548	$276,381
Interest-bearing	1,759,452	1,681,429

Total deposits	2,007,000	1,957,810
Federal funds purchased	7,000	66,000
Securities sold under agreements to repurchase	251,070	201,079
Advances from the Federal Home Loan Bank	319,897	319,883
Junior subordinated debentures	65,828	65,812
Other liabilities	39,337	44,220

Total liabilities	2,690,132	2,654,804

Commitments and contingencies (see note 10)

Stockholders’ Equity
Preferred stock, $0.01 par value, 1,000,000 shares authorized; none issued	—	—
Common stock, $0.01 par value, 64,000,000 shares authorized; 25,514,248 shares issued and 24,704,834 outstanding at March 31, 2007 and 25,504,095 shares issued and 24,663,417 outstanding at December 31, 2006	255	255
Additional paid-in capital	201,752	200,797
Retained earnings	98,951	97,807
Accumulated other comprehensive loss	(5,115)	(6,273)
Treasury stock, at cost (809,414 shares at March 31, 2007 and 840,678 shares at December 31, 2006)	(5,344)	(5,344)

Total stockholders’ equity	290,499	287,242

Total liabilities and stockholders’ equity	$2,980,631	$2,942,046

See accompanying notes to unaudited consolidated financial statements.

MIDWEST BANC HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
For the three months ended March 31, 2007 and 2006
(In thousands, except per share data)

	2007	2006
Interest Income
Loans	$36,058	$24,370
Loans held for sale	30	17
Securities
Taxable	7,563	7,922
Exempt from federal income taxes	700	819
Trading securities	—	—
Dividend income from Federal Reserve and Federal Home Loan Bank stock	228	137
Federal funds sold and other short-term investments	187	94

Total interest income	44,766	33,359
Interest Expense
Deposits	17,899	10,737
Federal funds purchased	699	248
Securities sold under agreements to repurchase	2,159	2,671
Advances from the Federal Home Loan Bank	3,648	1,539
Junior subordinated debentures	1,301	1,003

Total interest expense	25,706	16,198

Net interest income	19,060	17,161
Provision for loan losses	645	—

Net interest income after provision for loan losses	18,415	17,161
Noninterest Income
Customer service fees	1,634	1,203
Net losses on securities transactions	(14)	(195)
Net trading profits	—	—
Gains on sales of loans	176	91
Insurance and brokerage commissions	573	512
Trust	393	77
Increase in cash surrender value of life insurance	753	490
Gain on extinguishment of debt	—	625
Other	205	210

Total noninterest income	3,720	3,013
Noninterest Expenses
Salaries and employee benefits	10,447	7,482
Occupancy and equipment	2,190	1,456
Professional services	1,208	1,080
Marketing	679	453
Other real estate	25	(31)
Other	2,532	1,445

Total noninterest expenses	17,081	11,885

Income before income taxes	5,054	8,289
Provision for income taxes	642	2,348

Net Income	$4,412	$5,941

Basic earnings per share	$0.18	$0.27

Diluted earnings per share	$0.18	$0.27

Cash dividends declared per common share	$0.13	$0.12

See accompanying notes to unaudited consolidated financial statements.

MIDWEST BANC HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (Unaudited)
For the three months ended March 31, 2007 and 2006
(In thousands, except share and per share data)

					Accumulated
		Additional			Other		Total
	Common	Paid in	Retained	Restricted	Comprehensive	Treasury	Stockholders’
	Stock	Capital	Earnings	Stock	Loss	Stock	Equity

Balance, December 31, 2005	$221	$134,857	$92,121	$(3,013)	$(7,606)	$(454)	$216,126

Cash dividends declared ($0.12 per share)	—	—	(2,631)	—	—	—	(2,631)

Issuance of common stock upon exercise of 89,078 stock options, net of tax benefit	1	1,492	—	—	—	—	1,493
Issuance of 29,316 shares of restricted stock	—	652	—	(652)	—	—	—
Stock-based compensation, net of tax benefit	—	—	—	334	—	—	334
Comprehensive loss
Net income	—	—	5,941	—	—	—	5,941
Net decrease in fair value of securities classified as available-for-sale, net of income taxes and reclassification adjustments	—	—	—	—	(2,076)	—	(2,076)

Total comprehensive income							3,865

Balance, March 31, 2006	$222	$137,001	$95,431	$(3,331)	$(9,682)	$(454)	$219,187

Balance, December 31, 2006	$255	$200,797	$97,807	$—	$(6,273)	$(5,344)	$287,242

Cash dividends declared ($0.13 per share)	—	—	(3,268)	—	—	—	(3,268)

Issuance of common stock upon exercise of 11,417 stock options, net of tax benefit	—	147	—	—	—	—	147

Stock-based compensation, net of tax benefit	—	808	—	—	—	—	808
Comprehensive income
Net income	—	—	4,412	—	—	—	4,412
Net increase in fair value of securities classified as available-for-sale, net of income taxes and reclassification adjustments	—	—	—	—	1,158	—	1,158

Total comprehensive income							5,570

Balance, March 31, 2007	$255	$201,752	$98,951	$—	$(5,115)	$(5,344)	$290,499

See accompanying notes to unaudited consolidated financial statements.

MIDWEST BANC HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
For the three Months Ended March 31, 2007 and 2006
(In thousands)

	2007	2006
Cash flows from operating activities
Net income	$4,412	$5,941
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	760	598
Provision for loan losses	645	—
Amortization of core deposit and other intangibles	339	107
Amortization of premiums and discounts on securities, net	237	239
Realized loss on sale of available-for-sale securities, net	14	195
Net gain on sales of loans held for sale	(176)	(91)
Origination of loans held for sale	(17,269)	(9,487)
Proceeds from sales of loans held for sale	16,377	9,802
Increase in cash surrender value of life insurance	(753)	(490)
Deferred income taxes	4,384	2,763
Loss on sale of other real estate, net	12	—
Amortization of deferred stock based compensation	753	334
Change in other assets	(3,550)	(948)
Change in other liabilities	(4,893)	(1,301)

Net cash provided by operating activities	1,292	7,662
Cash flows from investing activities
Sales of securities available-for-sale	64,310	—
Maturities of securities available-for-sale	6,025	—
Principal payments on securities	19,883	25,175
Purchases of securities available-for-sale	(136,030)	(2,688)
Maturities of securities held-to-maturity	—	1,365
Loan originations and principal collections, net	(3,311)	(53,930)
Proceeds from sale of other real estate	225	321
Investment in life insurance	—	(5,000)
Additions to property and equipment	(1,082)	(394)

Net cash used in investing activities	(49,980)	(35,151)
Cash flows from financing activities
Net increase in deposits	48,947	93,250
Proceeds from borrowings	—	50,000
Cash dividends paid	(3,258)	(2,638)
Change in federal funds purchased and securities sold under agreements to repurchase	(9,009)	(114,862)
Proceeds from issuance of common or treasury stock under stock and incentive option plan	114	1,059

Net cash provided by financing activities	36,794	26,809

Decrease in cash and cash equivalents	(11,894)	(680)
Cash and cash equivalents at beginning of period	100,532	70,599

Cash and cash equivalents at end of period	$88,638	$69,919

Supplemental disclosures
Cash paid during period for:
Interest	$25,390	$15,705
Income taxes, net	2,727	—
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
     The annualized results of operations for the three months ended March 31, 2007 are not necessarily indicative of the results expected for the full year ending December 31, 2007.
NOTE 2 — NEW ACCOUNTING PRONOUNCEMENTS
     In July 2006, the Financial Accounting Standards Board (“FASB”) released FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarifies the accounting and reporting for uncertainties in application of income tax law, providing a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of income tax positions taken or expected to be taken in income tax returns. The Company adopted FIN 48 in the first quarter of 2007. Adoption of FIN 48 did not have a material impact on the Company’s consolidated financial position and results of operations. See Note 11 — Income Taxes for more details.
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

MIDWEST BANC HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     In September 2006, the SEC issued Staff Accounting Bulletin (“SAB”) No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements,” to provide guidance in the process of quantifying financial statement misstatements. SAB No. 108 requires registrants to quantify an error under both the rollover and iron curtain approaches. Consequently, a registrant’s financial statements would require adjustment when either approach results in quantifying a misstatement that is material, after considering all relevant quantitative and qualitative factors. SAB No. 108 was effective for financial statements issued for fiscal years ending after November 15, 2006. The application of SAB No. 108 did not have any impact on the Company’s results of operations or financial condition.
     In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — an amendment of FASB Statements No. 87, 88, 106 and 132(R),” which reconsiders the guidance in SFAS No. 87, “Employers’ Accounting for Pensions,” SFAS No. 88, “Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits,” SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions,” and SFAS No. 132 (revised 2003), “Employers’ Disclosures about Pensions and Other Postretirement Benefits.” SFAS No. 158 requires the recognition of a net liability or asset to report the funded status of defined benefit pension and other postretirement benefit plans on the statement of financial position. SFAS No. 158 was effective for fiscal years ending after December 15, 2006 for public entities. The adoption of SFAS No. 158 did not have any impact on the Company’s results of operations or financial condition.
     In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of SFAS No. 115,” which creates a fair value option allowing an entity to irrevocably elect fair value as the initial and subsequent measurement attribute for certain financial assets and financial liabilities, with changes in fair value recognized in earnings as they occur. SFAS No. 159 also requires an entity to report those financial assets and financial liabilities measured at fair value in a manner that separates those reported fair values from the carrying amounts of assets and liabilities measured using another measurement attribute on the face of the statement of financial position. Lastly, SFAS No. 159 requires an entity to provide information that would allow users to understand the effect on earnings of changes in the fair value on those instruments selected for the fair value election. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007 (January 1, 2008 for the Company), with early adoption permitted. The Company did not elect to adopt SFAS No. 159 under the early adoption provisions and has not yet determined the effect, if any, that the adoption of SFAS No. 159 will have on its results of operations or financial condition.

MIDWEST BANC HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
NOTE 3 — BUSINESS COMBINATIONS
Royal American Corporation
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
     The acquisition of Royal American constitutes a business combination under SFAS No. 141, “Business Combinations,” and was accounted for using the purchase method. Accordingly, the purchase price was allocated to the respective assets acquired and liabilities assumed, based on their estimated fair values on the date of acquisition. The excess of purchase price over the fair value of net assets acquired was recorded as goodwill. The purchase price allocation has been finalized in the first quarter of 2007. The results of operations of Royal American have been included in the Company’s results of operations since July 1, 2006, the date of acquisition.
     The following are the unaudited pro forma consolidated results of operations of the Company for the three months ended March 31, 2006 as though Royal American had been acquired as of January 1, 2006.

2006
Net interest income	$19,712
Net income	7,080
Basic earnings per share	0.29
Diluted earnings per share	0.28
     Included in the pro forma results of operations for the three months ended March 31, 2006 were merger costs net of tax of $210,000.
Northwest Suburban Bancorp, Inc.
     On March 22, 2007, the Company entered into an agreement and plan of merger with Northwest Suburban Bancorp, Inc. (“Northwest Suburban”), for a cash and stock merger transaction. The Company’s stock will comprise up to 45% of the purchase price, at a value of $42.75 per resulting share of the Company’s common stock, and the remainder will be paid in cash at the rate of $42.75 per Northwest Suburban common share. The actual exchange ratio in the merger will be calculated based upon the volume weighted average price of the Company’s common shares over the 30 trading day period ending on the third trading day before closing, subject to certain limitations described in the definitive agreement and will not exceed 2.4551 or be less than 2.0087 shares of the Company for each share of Northwest Suburban. This transaction is expected to close in the fourth quarter of 2007, pending federal and state regulatory approval as well as Northwest Suburban stockholder approval.

NOTE 4 — SECURITIES
     The following tables set forth the composition of the Company’s securities portfolio by major category as of March 31, 2007 and December 31, 2006.

	March 31, 2007
					Total
	Held-to-Maturity		Available-for-Sale				% of
	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized
	Cost	Value	Cost	Value	Cost	Value	Cost
	(Dollars in thousands)

U.S. Treasury and obligations of U.S. government-sponsored entities	$—	$—	$76,990	$76,782	$76,990	$76,782	11.12%
Obligations of states and political subdivisions	1,685	1,693	46,085	45,877	47,770	47,570	6.90
Mortgage-backed securities	41,877	40,752	423,975	415,772	465,852	456,524	67.31
Equity securities	—	—	90,533	91,067	90,533	91,067	13.08
Other bonds	—	—	11,029	10,487	11,029	10,487	1.59

Total	$43,562	$42,445	$648,612	$639,985	$692,174	$682,430	100.00%

	December 31, 2006
					Total
	Held-to-Maturity		Available-for-Sale				% of
	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized
	Cost	Value	Cost	Value	Cost	Value	Cost
	(Dollars in thousands)

U.S. Treasury and obligations of U.S. government-sponsored entities	$—	$—	$6,958	$6,958	$6,958	$6,958	1.08%
Obligations of states and political subdivisions	1,686	1,697	97,167	96,987	98,853	98,684	15.29
Mortgage-backed securities	44,245	42,990	444,392	434,108	488,637	477,098	75.56
Equity securities	—	—	41,131	41,521	41,131	41,521	6.36
Other bonds	—	—	11,034	10,407	11,034	10,407	1.71

Total	$45,931	$44,687	$600,682	$589,981	$646,613	$634,668	100.00%

MIDWEST BANC HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
          The following is a summary of the fair value of securities held-to-maturity and available-for-sale with unrealized losses and an aging of those unrealized losses:

	March 31, 2007
	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(In thousands)
Securities available-for-sale:
Obligations of U.S. government-sponsored entities (1)	$74,793	$(208)	$—	$—	$74,793	$(208)
Obligations of states and political subdivisions	27,842	(175)	10,466	(146)	38,308	(321)
Mortgage-backed securities:
U.S. government-sponsored entities (1)	—	—	404,775	(8,212)	404,775	(8,212)
Equity securities (2)	24,173	(154)	—	—	24,173	(154)
Corporate and other debt securities	—	—	10,487	(542)	10,487	(542)

Total available-for-sale	126,808	(537)	425,728	(8,900)	552,536	(9,437)

Securities held-to-maturity:
Obligations of states and political subdivisions	515	(2)	—	—	515	(2)
Mortgage-backed securities:
U.S. government agencies (3)	2	—	8,834	(165)	8,836	(165)
U.S. government-sponsored entities (1)	10	—	31,401	(960)	31,411	(960)

Total held-to-maturity	527	(2)	40,235	(1,125)	40,762	(1,127)

Total temporarily impaired securities	$127,335	$(539)	$465,963	$(10,025)	$593,298	$(10,564)

(1)	Includes obligations of the Federal Home Loan Mortgage Corporation (FHLMC) and Federal National Mortgage Association (FNMA).

(2)	Includes issues from government-sponsored entities (FNMA and FHLMC).

(3)	Includes obligations of the Government National Mortgage Association (GNMA).
          Management does not believe any individual unrealized loss as of March 31, 2007, identified in the preceding table, represents other-than-temporary impairment. These unrealized losses are primarily attributable to changes in interest rates. The Company has both the intent and ability to hold each of the securities shown in the table for the time necessary to recover its amortized cost. The unrealized loss on available-for-sale securities is included, net of tax, in other comprehensive income.
•	The unrealized loss for U.S. government-sponsored entities mortgage-backed securities relate primarily to debt securities issued by FNMA and FHLMC; each security has a stated maturity date. FNMA is rated Aa3, AA- and A+ by Moody’s, S&P and Fitch, respectively. FHLMC is rated Aa3 and AA- by Moody’s and Fitch, respectively. The mortgage-backed securities are notes with a weighted average maturity of approximately 15 years and a weighted average interest rate of 5.06%.

•	The unrealized losses on corporate and other debt securities relate to securities which were rated A- or better by either Moody’s or S&P. These debt securities have a weighted average maturity of approximately 7 years and a weighted average interest rate of 4.73%.

MIDWEST BANC HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
NOTE 5 — LOANS
          The following table sets forth the composition of the Company’s loan portfolio as of the indicated dates.

	March 31,		December 31,
	2007		2006
		% of Gross		% of Gross
	Amount	Loans	Amount	Loans
		(Dollars in thousands)
Commercial	$394,964	20.2%	$376,944	19.4%
Construction	406,763	20.8	424,181	21.8
Commercial real estate	762,627	39.2	761,742	39.0
Consumer
Home equity	142,820	7.3	147,366	7.6
Other consumer	8,097	0.4	9,373	0.5

Total consumer	150,917	7.7	156,739	8.1
Residential mortgage	235,897	12.1	227,762	11.7

Total loans, gross	1,951,168	100.0%	1,947,368	100.0%
Net deferred fees	(555)		(552)

Total loans, net	$1,950,613		$1,946,816

NOTE 6 — ALLOWANCE FOR LOAN LOSSES
          Following is a summary of changes in the allowance for loan losses for the three months ended March 31:

	2007	2006
	(In thousands)
Balance, January 1	$23,229	$17,760
Provision charged to operations	645	—
Loans charged off	(446)	(163)
Recoveries	600	140

Net loans (charged off) recoveries	154	(23)

Balance, March 31	$24,028	$17,737

MIDWEST BANC HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
NOTE 7 — GOODWILL AND INTANGIBLES
          The following table presents the carrying amount and accumulated amortization of intangible assets (in thousands):

	March 31, 2007			December 31, 2006
	Gross Carrying	Accumulated	Net Carrying	Gross Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount
Amortized intangible assets:
Core deposit and other intangibles	$12,906	$(2,743)	$10,163	$13,618	$(2,345)	$11,273
          The amortization of intangible assets was $398,000 for the three months ended March 31, 2007. At March 31, 2007, the projected amortization of intangible assets is $1.5 million for the year ending December 31, 2007, $1.4 million for the year ending December 31, 2008, $1.3 million for the years ending December 31, 2009 and 2010, $1.0 million for the year ending December 31, 2011, and $4.1 million in total for the subsequent years.
          The following table presents the changes in the carrying amount of goodwill and other intangibles during the three months ended March 31, 2007 (in thousands):

		Core Deposit
		and Other
	Goodwill	Intangibles
Balance at beginning of period	$79,488	$11,273
Amortization	—	(398)
Purchase price adjustment	137	—
Core deposit intangible retired (1)	—	(712)

Balance at end of period	$79,625	$10,163

(1) On January 3, 2003, the Company purchased Big Foot Financial Corp. As a result of this acquisition, the Company had unrecognized tax benefits related to employee severance payments and acquisition costs. These unrecognized tax benefits were recognized in the first quarter of 2007, when the statute of limitations for Internal Revenue Service (“IRS”) audit of the final short period return closed. These unrecognized tax benefits, totaling $429,000, were credited to the core deposit intangible created as a result of the acquisition. A reversal of $283,000 in tax liability established on the date of acquisition was also credited to the core deposit intangible in the first quarter of 2007.

MIDWEST BANC HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
NOTE 8 — EARNINGS PER SHARE

	March 31,
	2007	2006
	(In thousands, except per share data)
Basic
Net income	$4,412	$5,941

Weighted average common shares outstanding	24,693	21,871

Basic earnings per share	$0.18	$0.27

Diluted
Net income	$4,412	$5,941

Weighted average common shares outstanding	24,693	21,871
Dilutive effect of stock options	162	232
Dilutive effect of restricted stock	95	33

Diluted average common shares	24,950	22,136

Diluted earnings per share	$0.18	$0.27

          Options to purchase 73,250 shares at $22.03 were not included in the computation of diluted earnings per share for the three months ended March 31, 2007 because the exercise price for the options was greater than the average market price of the common stock, thus making the options antidilutive.

MIDWEST BANC HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
NOTE 9 — STOCK COMPENSATION AND RESTRICTED STOCK AWARDS
          Under the Company’s Stock and Incentive Plan (the “Plan”), officers, directors, and key employees may be granted incentive stock options to purchase the Company’s common stock at no less than 100% of the market price on the date the option is granted. Options can be granted to become exercisable immediately or in installments of 25% a year on each of the first through the fourth anniversaries of the grant date or may be issued subject to performance targets. In all cases, the options have a maximum term of ten years. The Plan also permits the issuance of nonqualified stock options, stock appreciation rights, restricted stock, and restricted stock units. The Plan authorizes a total of 3,900,000 shares for issuance. There are 2,051,667 shares remaining for issuance under the Plan at March 31, 2007. In the past, the Company has issued treasury shares in conjunction with the exercise of stock options or grants of restricted stock. Beginning in 2006, it became the Company’s policy to issue new shares of its common stock in conjunction with the exercise of stock options or grants of restricted stock.
          During the first quarter of 2007, 11,417 employee stock options were exercised. As a result of the exercises of employee stock options, the Company received $114,000 in cash and realized a tax benefit of $33,000. Total employee stock options outstanding at March 31, 2007 were 509,928 with exercise prices ranging between $8.50 and $22.03, or a weighted average exercise price of $13.93, and expiration dates between 2007 and 2015. All options granted had an exercise price equal to or greater than the market price of the underlying common stock at date of grant. No stock options were granted in 2007 or 2006.
          The Company adopted SFAS No. 123(R), “Share-Based Payment,” in the first quarter of 2006 using the modified prospective application. Employee compensation expense for stock options previously granted was recorded in the consolidated income statement based on the grant’s vesting schedule. Forfeitures of stock option grants are estimated for those stock options where the requisite service is not expected to be rendered. The grant-date fair value for each grant was calculated using the Black-Scholes option pricing model. For the three months ended March 31, 2007 and 2006, employee compensation expense related to stock options was $5,000 and $85,000, respectively. The total compensation cost related to nonvested stock options not yet recognized was $70,000 at March 31, 2007 and the weighted average period over which this cost is expected to be recognized is 39 months.
          Under the Plan, officers, directors, and key employees may also be granted restricted shares of the Company’s common stock. Holders of restricted shares are entitled to receive cash dividends paid to the Company’s common stockholders and have the right to vote the restricted shares prior to vesting. The existing restricted shares grants vest over a certain time period not exceeding five years and/or are subject to performance targets. Compensation expense for the restricted shares equals the market price of the related stock at the date of grant and is amortized on a straight-line basis over the vesting period assuming certain performance targets are met when applicable. All restricted shares had a grant-date fair value equal to the market price of the underlying common stock at date of grant.
          For the three months ended March 31, 2007 and 2006, the Company recognized $748,000 and $334,000, respectively, in compensation expense related to the restricted stock grants. The total compensation cost related to nonvested restricted shares not yet recognized was $7.2 million at March 31, 2007 and the weighted average period over which this cost is expected to be recognized is 37 months.

MIDWEST BANC HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
NOTE 10 — OFF-BALANCE-SHEET RISK
          The Company is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet financing needs of customers. Since many commitments to extend credit expire without being used, the amounts below do not necessarily represent future cash commitments. These financial instruments include lines of credit, letters of credit, and commitments to extend credit. These are summarized as follows as of March 31, 2007:

	Amount of Commitment Expiration Per Period
	Within			After
	1 Year	1-3 Years	4-5 Years	5 Years	Total
			(In thousands)
Lines of Credit:
Commercial real estate	$190,180	$38,291	$374	$607	$229,452
Consumer real estate	39,019	15,044	27,633	36,975	118,671
Consumer	—	—	—	1,797	1,797
Commercial	221,162	14,475	2,417	2,740	240,794
Letters of credit	33,771	26,856	7,155	375	68,157
Commitments to extend credit	87,413	—	—	—	87,413

Total commercial commitments	$571,545	$94,666	$37,579	$42,494	$746,284

          At March 31, 2007, commitments to extend credit included $14.1 million of fixed rate loan commitments. These commitments are due to expire within 30 to 90 days of issuance and have rates ranging from 6.75% to 8.00%. Substantially all of the unused lines of credit are at adjustable rates of interest.
          In the normal course of business, the Company is involved in various legal proceedings. In the opinion of management, any liability resulting from such proceedings would not have a material adverse effect on the Company’s financial position or results of operations.
NOTE 11 — INCOME TAXES
          The difference between the provision for income taxes in the consolidated financial statements and amounts computed by applying the current federal statutory income tax rate of 35% to income before income taxes is reconciled as follows:

	Three Months Ended March 31,
	2007		2006
		(In thousands)
Income taxes computed at the statutory rate	$1,769	35.0%	$2,901	35.0%
Tax-exempt interest income on securities and loans	(226)	(4.5)	(279)	(3.4)
General business credits	(110)	(2.2)	(30)	(0.4)
State income taxes, net of federal tax benefit due to state operating loss	(241)	(4.8)	162	2.0
Life insurance cash surrender value increase, net of premiums	(263)	(5.2)	(172)	(2.1)
Dividends received deduction	(311)	(6.1)	(220)	(2.7)
Nondeductible meals and entertainment	9	0.2	4	0.1
Stock based compensation, net	4	0.1	—	—
Other	11	0.2	(18)	(0.2)

Total provision for income taxes	$642	12.7%	$2,348	28.3%

          The Company adopted the provisions of FIN No. 48, “Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109,” on January 1, 2007. The adoption of this standard did not have an impact on the financial statements of the Company. The Company recognizes interest accrued related to unrecognized tax benefits in income tax expense and penalties in operating expenses. As of the date of adoption, the Company had approximately $15,000 of interest accrued for potential income tax exposures and $526,000 of unrecognized tax benefits that, if recognized, would affect the effective tax rate and $429,000 of unrecognized tax benefits that, if recognized, would not affect the effective tax rate. On January 3, 2003, Midwest Banc Holdings, Inc. purchased Big Foot Financial Corp. As a result of the acquisition, the Company had unrecognized tax benefits related to employee severance payments and acquisition costs. These unrecognized tax benefits were recognized in the first quarter of 2007, when the statute of limitations for IRS audit of the final short period return closed. These unrecognized tax benefits, totaling $429,000, were credited to a core deposit intangible as a result of the acquisition. There were no other material changes in the unrecognized tax benefits.
          The Company is currently under audit by the IRS for the years 2004 and 2005 and the Illinois Department of Revenue for the years 2003 through 2005. It is thus reasonably possible that significant changes in the gross balance of unrecognized tax benefits may occur within the next 12 months (an estimate of the range of such gross changes cannot be made), but the Company does not anticipate any adjustments that would result in a significant change to its effective tax rate because the changes would likely be temporary in nature. Years that remain subject to examination include Federal income taxes from 2004 to present, Illinois from 2003 to present and Indiana from 2005 to present.

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
Critical Accounting Policies and Estimates
          The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. By their nature, changes in these assumptions and estimates could significantly affect the Company’s financial position or results of operations. Actual results could differ from those estimates. Those critical accounting policies that are of particular significance to the Company are discussed in Item 7 of the Company’s 2006 Annual Report on Form 10-K.
Strategy
          The Company’s strategic plan emphasizes expanded penetration of the community banking market in the Chicago metropolitan area, along with strong management of asset quality and risk. Initiatives implemented beginning in 2005 have increased the level of stockholders’ equity, added to the depth of management, reduced the risk in the securities portfolio and improved operational controls. Among the strategies developed to achieve growth targets are:
          Expand and diversify loan portfolio. The Company has increased its staff of commercial loan officers and assigned more aggressive goals for loan origination. The Royal American acquisition significantly contributed to the diversification of the loan portfolio along with adding seasoned management with strong credit and new business development skills. Further growth is expected in commercial and industrial lending, as commercial real estate and construction lending continue to decline as a percentage of the total loan portfolio. Beyond loan growth itself, the Company is seeking more commercial and industrial loans and retail loans to reduce its dependence on real estate lending in the Bank’s markets.
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
          The Company opened a branch in Franklin Park, Illinois in June 2006. Management believes the Chicago market to be saturated and its preferred strategy is to acquire additional branches through acquisition.
          On March 22, 2007, the Company entered into an agreement and plan of merger with Northwest Suburban Bancorp, Inc. (“Northwest Suburban”), for a cash and stock merger transaction. The Company’s stock will comprise up to 45% of the purchase price, at a value of $42.75 per resulting share of the Company’s common stock, and the remainder will be paid in cash at the rate of $42.75 per Northwest Suburban common share. The actual exchange ratio in the merger will be calculated based upon the volume weighted average price of the Company’s common shares over the 30 trading day period ending on the third trading day before closing, subject to certain limitations described in the definitive agreement and will not exceed 2.4551 or be less than 2.0087 shares of the Company for each share of Northwest Suburban. This transaction is expected to close in the fourth quarter of 2007, pending federal and state regulatory approval as well as Northwest Suburban stockholder approval.
          This acquisition will add five more branches and make the Company the 18th largest bank in the Chicago area, based on deposits. It will expand the Company’s geographic footprint in the northwest suburbs. Northwest Suburban’s branch locations in Des Plaines, Lakemoor, Lake Zurich, Mount Prospect, and North Barrington provide a complimentary footprint for the Company’s branches in northwest Cook, Lake, and McHenry counties.
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

Results of Operations — Three Months Ended
March 31, 2007 and 2006
          Set forth below are some highlights of first quarter 2007 results compared to the first quarter of 2006.
•	Basic and diluted earnings per share for the three months ended March 31, 2007 were $0.18 compared to $0.27 for the comparable period in 2006.
•	Net income for the first quarter of 2007 was $4.4 million, a 25.7% decrease when compared to $5.9 million for the first quarter of 2006.
•	Net interest income increased 11.1% to $19.1 million in the first quarter of 2007 compared to $17.2 million in the first quarter of 2006 as a result of the Royal American acquisition and internal loan growth. The net interest margin was 3.01% for the three months ended March 31, 2007 compared to 3.39% for the similar period of 2006.
•	The inverted yield curve continues to negatively affect the net interest margin. The one large problem credit (“Large Problem Credit”) that was first publicly discussed on July 20, 2006 also adversely affected the net interest margin. The Large Problem Credit accounted for $26.8 million of nonaccrual loans thereby reducing the net interest margin by 10 basis points in the first quarter of 2007. Interest lost on loans to this Large Problem Credit was approximately $768,000 in the first quarter of 2007.
•	Interest income on loans increased 48.0% to $36.1 million in the first quarter of 2007 compared to $24.4 million for the comparable period in 2006.
•	The annualized return on average assets for the three months ended March 31, 2007 was 0.60% compared to 1.05% for the similar period in 2006.
•	The annualized return on average equity for the three months ended March 31, 2007 was 6.20% compared to 11.06% for the similar period in 2006.
•	There was no provision for loan losses in the first quarter of 2006 compared to $645,000 for the comparable period in 2007.
•	Noninterest income was $3.7 million in the first quarter of 2007 compared to $3.0 million in the first quarter of 2006. Noninterest income includes net securities losses of $14,000 and $195,000 in the first quarter of 2007 and 2006, respectively, as well as $625,000 gain on the extinguishment of debt in first quarter of 2006.
•	Excluding losses on securities and the gain on extinguishment of debt, noninterest income increased 44.6% to $3.7 million in the first quarter of 2007 compared to $2.6 million in the first quarter of 2006 partly as a result of increased trust revenues from the Royal American acquisition and higher service charges on deposit accounts. Management believes that noninterest income excluding losses on securities and the gain on extinguishment of debt better reflects the trends in the areas of noninterest income that the Company continues to focus its attention on.
•	Noninterest expenses increased 43.7%, or $5.2 million, to $17.1 million in the first quarter of 2007 compared to $11.9 million in the first quarter of 2006, mainly as a result of the Royal American transaction.

          Set forth below is an informative discussion on some highlights of first quarter 2007 results compared to the fourth quarter of 2006.
•	Basic and diluted earnings per share for the three months ended March 31, 2007 were $0.18 compared to $0.12 for three months ended December 31, 2006.

•	Net income for the first quarter of 2006 was $4.4 million, a 50.4% increase when compared to the $2.9 million for the fourth quarter of 2006; the provision for loan losses was $645,000 compared to $5.5 million in the fourth quarter of 2006.

•	Net interest income slightly decreased by $115,000 to $19.1 million in the first quarter of 2007 compared to $19.2 million in the fourth quarter of 2006.

•	Interest income on loans increased slightly by $77,000 to $36.1 million in the first quarter of 2007 compared to the fourth quarter of 2006.

•	The annualized return on average assets for the three months ended March 31, 2007 was 0.60% compared to 0.39% for the fourth quarter of 2006.

•	The annualized return on average equity for the three months ended March 31, 2007 was 6.20% compared to 4.01% for the fourth quarter of 2006.

•	Noninterest income was $3.7 million in the first quarter of 2007 compared to $3.8 million in the fourth quarter of 2006. Noninterest income includes net securities losses of $14,000 in the first quarter of 2007 and net securities gains of $42,000 in the fourth quarter 2006.

•	Excluding gains or losses on securities, noninterest income remained essentially the same as the fourth quarter of 2006. Management believes that noninterest income excluding gains or losses on securities better reflects the trends in the areas of noninterest income that the Company continues to focus its attention on. Service charges on deposit accounts and insurance and brokerage commissions increased slightly by $62,000 and $59,000, respectively, compared to the fourth quarter of 2006.

•	Noninterest expenses increased by $586,000 to $17.1 million in the first quarter of 2007 compared to $16.5 million in the fourth quarter of 2006, mainly due to increased salaries and benefits expense.

Net Interest Income
          The following table sets forth the average balances, net interest income on a tax equivalent basis and expense and average yields and rates for the Company’s interest-earning assets and interest-bearing liabilities for the indicated periods.

	For the Three Months Ended
	March 31, 2007			March 31, 2006			December 31, 2006
	Average		Average	Average		Average	Average		Average
	Balance	Interest	Rate	Balance	Interest	Rate	Balance	Interest	Rate
				(Dollars in thousands)

Interest-Earning Assets:
Federal funds sold and interest-bearing deposits due from banks	$15,987	$187	4.68%	$9,939	$94	3.78%	$5,223	$69	5.28%
Securities:
Taxable(1)	603,622	8,107	5.37	652,066	8,337	5.11	597,167	8,090	5.42
Exempt from federal income taxes(1)	73,379	1,077	5.87	85,601	1,260	5.89	100,410	1,480	5.90

Total securities	677,001	9,184	5.44	737,667	9,597	5.20	697,577	9,570	5.48
FRB and FHLB stock	23,592	228	3.87	14,661	137	3.74	21,885	218	3.98
Loans held for sale	2,004	30	5.99	1,153	17	5.90	2,837	41	5.78
Loans:
Commercial loans(1)(3)(4)	392,953	7,677	7.81	195,831	3,704	7.57	372,473	7,101	7.63
Commercial real estate loans(1)(3)(4)(6)	1,263,819	23,522	7.44	946,846	17,161	7.25	1,270,500	24,150	7.60
Agricultural loans(1)(3)(4)	2,849	56	7.86	2,009	37	7.37	2,563	51	7.96
Consumer real estate loans(3)(4)(6)	276,542	4,674	6.76	218,844	3,458	6.32	261,528	4,519	6.91
Consumer installment loans(3)(4)	10,297	187	7.26	4,441	83	7.48	11,312	211	7.46

Total loans	1,946,460	36,116	7.44	1,367,971	24,443	7.16	1,918,376	36,032	7.52

Total interest-earning assets	$2,665,044	$45,745	6.88%	$2,131,391	$34,288	6.44%	$2,645,898	$45,930	6.96%

Interest-Bearing Liabilities:
Deposits:
Interest-bearing demand deposits	$163,108	$730	1.79%	$144,609	$280	0.77%	$155,351	$642	1.65%
Money-market demand accounts and savings accounts	378,039	2,446	2.59	294,002	1,215	1.65	401,962	2,609	2.60
Time deposits less than $100,000	731,217	8,639	4.73	762,412	7,075	3.71	721,362	8,492	4.71
Time deposits of $100,000 or more	466,924	6,084	5.21	187,239	2,019	4.31	436,659	5,739	5.26
Public funds	—	—	—	13,866	148	4.27	1,065	13	4.88

Total interest-bearing deposits	1,739,288	17,899	4.12	1,402,128	10,737	3.08	1,716,399	17,495	4.08
Borrowings:
Federal funds purchased and repurchase agreements	256,322	2,858	4.46	284,390	2,919	4.11	275,700	3,427	4.97
FHLB advances	319,890	3,648	4.56	170,556	1,539	3.61	281,724	3,286	4.67
Notes payable and other borrowings	65,820	1,301	7.91	55,672	1,003	7.21	65,806	1,327	8.07

Total borrowings	642,032	7,807	4.88	510,618	5,461	4.28	623,230	8,040	5.16

Total interest-bearing liabilities	$2,381,320	$25,706	4.32%	$1,912,746	$16,198	3.40%	$2,339,629	$25,535	4.36%

Net interest income (tax equivalent)(1)(5)		$20,039	2.56%		$18,090	3.04%		$20,395	2.60%

Net interest margin (tax equivalent)(1)			3.01%			3.39%			3.08%

Net interest income(2)(5)		$19,060			$17,161			$19,175

Net interest margin(2)			2.86%			3.22%			2.90%

(1)	Adjusted for 35.0% tax rate and adjusted for the dividends-received deduction where applicable.

(2)	Not adjusted for 35.0% tax rate or for the dividends-received deduction.

(3)	Nonaccrual loans are included in the average balance; however, these loans are not earning any interest.

(4)	Includes loan fees.

(5)	The following table reconciles reported net interest income on a tax equivalent basis for the periods presented:

	For the three months ended,
	March 31,	March 31,	December 31,
	2007	2006	2006
Net interest income	$19,060	$17,161	$19,175
Tax equivalent adjustment to net interest income	979	929	1,220

Net interest income, tax equivalent basis	$20,039	$18,090	$20,395

          Management believes that net interest income on a tax equivalent basis is a more useful measure since it provides a better comparison of taxable versus tax-exempt earning assets’ total return.

(6)	Includes construction loans.

          Net interest income is the difference between interest income and fees on earning assets and interest expense on deposits and borrowings. Net interest margin represents net interest income on a tax equivalent basis as a percentage of average earning assets during the period.
          Net interest income was $19.1 million and $17.2 million during the three months ended March 31, 2007 and 2006, respectively, an increase of 11.1%. Net interest income increased as a result of the loans and deposits acquired through Royal American as well as internal loan growth. The net interest margin, however, decreased to 3.01% for the three months ended March 31, 2007 compared to 3.39% for the comparable period in 2006. The first quarter net interest margin declined 7 basis points to 3.01% from 3.08% in the fourth quarter of 2006. The inverted yield curve as well as the Large Problem Credit continue to negatively affect the Company’s net interest margin. All of the balances of earning assets and interest-bearing liabilities were affected by the Royal American acquisition in July 2006. See the table in the Financial Condition section, which illustrates the changes in the balance sheet at March 31, 2007 compared to March 31, 2006 excluding the Royal American acquisition on July 1, 2006.
          Trends in average earning assets include:
•	Yields on average earning assets increased 44 basis points in the first quarter of 2007 compared to the first quarter of 2006, while average balances on earning assets increased by $533.7 million. Yields on average earning assets decreased slightly by 8 basis points compared to the fourth quarter of 2006, while average balances on earning assets increased by $19.1 million. The Large Problem Credit reduced yields on average earning assets by 8 basis points during the first quarter of 2007.

•	Yields on average loans increased 28 basis points in the first quarter of 2007 compared to the year-earlier period. Average loans increased by $578.5 million in the quarter ended March 31, 2007 compared to the same period in 2006. Compared to the fourth quarter of 2006, yields on average loans decreased slightly by 8 basis points, while average balances increased $28.1 million compared to the fourth quarter of 2006.

•	Yields on average securities increased 24 basis points while balances decreased by $60.7 million in the first quarter of 2007 compared to the similar period in 2006. Yields on average securities decreased slightly by 4 basis points compared to the fourth quarter of 2006 and average balances decreased by $20.6 million.
          Trends in interest-bearing liabilities include:
•	Yields on average interest-bearing liabilities increased by 92 basis points and the average balances increased $468.6 million in the first quarter of 2007 compared to the similar period in 2006. Compared to the fourth quarter of 2006, yields on interest-bearing liabilities decreased by 4 basis points while the average balances increased $41.7 million.

•	Average interest-bearing deposits increased by $337.2 million and yields increased 104 basis points compared to the similar period of 2007. Average interest-bearing deposits increased by $22.9 million compared to the prior quarter, as yields increased by 4 basis points; most of this increase was in certificates of deposit.

•	Interest-bearing demand deposit, money market, and savings accounts increased by $102.5 million compared to March 31, 2006 but decreased by $16.2 million compared to December 31, 2006. The Company continues to focus its marketing efforts to increase core deposits to alleviate margin pressure.

•	The migration of demand deposit, interest-bearing demand deposit, money market, and savings accounts into certificates of deposit and the reliance on more expensive borrowed funds contributed to the decrease in net interest income and the net interest margin.

•	Total average borrowings increased by $131.4 million in the first quarter of 2007 while yields increased by 60 basis points compared to the first quarter of 2006. Compared to the fourth quarter of 2006, total average borrowings increased by $18.8 million while yields decreased by 28 basis points.

•	Active management of the borrowings and of the securities portfolio has resulted in wider margins on the wholesale side of the business despite the securities portfolio being flat on a year to year comparable basis. Yields on average securities were 5.44% for the first quarter of 2007 compared to 5.48% for the fourth quarter of 2006. Yields on average borrowings were 4.88% for the first quarter of 2007 compared to 5.16% for the fourth quarter of 2006. The spread between yields on average securities and average borrowings increased to 56 basis points during the first quarter of 2007 compared to 32 basis points during the fourth quarter of 2006.
Noninterest Income
          Set forth below is a summary of the first quarter 2007 noninterest income activity compared to the first quarter of 2006 and fourth quarter of 2006.
•	Noninterest income was $3.7 million for the three months ended March 31, 2007, an increase of $707,000, or 23.5%, over the comparable period in 2006, but was $70,000 lower than the fourth quarter of 2006.

•	Trust income increased by $316,000 in the first quarter of 2007 compared to the same period in 2006 but remained essentially the same as the fourth quarter of 2006.

•	Excluding losses on securities and the gain on extinguishment of debt, noninterest income increased 44.6% to $3.7 million in the first quarter of 2007 compared to $2.6 million in the first quarter of 2006 partly as a result of increased trust revenues from the Royal American acquisition and higher service charges on deposit accounts.

•	The annualized noninterest income to average assets ratio was 0.51% for the three months ended March 31, 2007 compared to 0.53% for the same period in 2006 and 0.51% for the three months ended December 31, 2006.

•	Customer service fees increased by $431,000 to $1.6 million in the first quarter of 2007 compared to the first quarter of 2006 and increased by $62,000 compared to the fourth quarter of 2006.

•	Insurance and brokerage commissions increased by $61,000 in the three months ended March 31, 2007 compared to the similar period in 2006 and by $59,000 compared to the fourth quarter of 2006. Management anticipates an increase in insurance and brokerage commissions as a result of the acquisition of Royal American.

•	The Company recognized a gain on the extinguishment of debt of $625,000 in the first quarter of 2006 as a result of the prepayment of a $28.0 million repurchase agreement.

•	Gains on sales of loans increased during the first quarter of 2007 by 93.4% or $85,000 to $176,000 compared to the first quarter of 2006 but decreased by $94,000 or 34.8% when compared to the fourth quarter of 2006.

•	The cash surrender value of life insurance increased by $263,000 to $753,000 during the three months ended March 31, 2007 compared to the similar period in 2006, and was $59,000 higher compared to the fourth quarter of 2006.
Noninterest Expenses
          Set forth below is a summary of the first quarter 2007 noninterest expenses compared to the first quarter of 2006 and the fourth quarter of 2006.
•	Total noninterest expenses increased 43.7%, or $5.2 million, to $17.1 million during the first quarter of 2007 compared to $11.9 million for the similar period in 2006. In comparison to the fourth quarter of 2006, total noninterest expenses increased $586,000.

•	The annualized noninterest expenses to average assets ratio was 2.34% for the three months ended March 31, 2007 compared to 2.09% for the same period in 2006 and 2.22% for the three months ended December 31, 2006.

•	The efficiency ratio was 69.83% for the three months ended March 31, 2007 compared to 55.20% for the same period in 2006 and 66.10% for the fourth quarter of 2006. The efficiency ratio is equal to noninterest expenses less amortization and other real estate expenses divided by the sum of net interest income on a fully tax-equivalent basis plus noninterest income excluding security gains or losses.

•	The efficiency ratio rose in the first quarter of 2007 when compared to the fourth quarter of 2006 mainly due to the increase in noninterest expenses, including salaries and employee benefits.

•	Salaries and benefits expense increased by $3.0 million, or 39.6%, during the first quarter of 2007 compared to the first quarter of 2006, reflecting additions to management and the addition of 50 full-time equivalent employees from the Royal American acquisition. Salaries and benefits expense increased by $389,000, or 3.9%, compared to the fourth quarter of 2006, reflecting the annual merit increases.

•	Occupancy and equipment expense increased by $734,000 during the first quarter of 2007 to $2.2 million compared to the similar period in 2006 and $102,000 compared to the fourth quarter of 2006. Part of the increase compared to the fourth quarter of 2006 was attributed to the Company converting its Bloomingdale branch into a full service retail branch as well as increases in utility expenses.

•	Professional services expense rose by $128,000, or 11.9%, to $1.2 million in the first quarter of 2007 compared to the first quarter of 2006 and $36,000 compared to the fourth quarter of 2006.

•	Marketing expenses in the first quarter of 2007 were $226,000 higher than in the first quarter of 2006, and $88,000 higher compared to the fourth quarter of 2006. The Company continues to focus its branding marketing efforts.

Income Taxes
          The Company recorded income tax expense of $642,000, or 12.7% of income before income taxes, and $2.3 million, or 28.3% of income before income taxes, for the quarters ended March 31, 2007 and 2006, respectively. The change in the effective tax rate is attributed to the level of net income before taxes and the composition of tax advantaged assets. The effective tax rate would increase as earnings increase in the future because the Company’s marginal tax rate is approximately 38.6%.
          The difference between the provision for income taxes in the consolidated financial statements and amounts computed by applying the current federal statutory income tax rate of 35% to income before income taxes is reconciled as follows:

	Three Months Ended March 31,
	2007		2006
	(In thousands)
Income taxes computed at the statutory rate	$1,769	35.0%	$2,901	35.0%
Tax-exempt interest income on securities and loans	(226)	(4.5)	(279)	(3.4)
General business credits	(110)	(2.2)	(30)	(0.4)
State income taxes, net of federal tax benefit due to state operating loss	(241)	(4.8)	162	2.0
Life insurance cash surrender value increase, net of premiums	(263)	(5.2)	(172)	(2.1)
Dividends received deduction	(311)	(6.1)	(220)	(2.7)
Nondeductible meals and entertainment	9	0.2	4	0.1
Stock based compensation, net	4	0.1	—	—
Other	11	0.2	(18)	(0.2)

Total provision for income taxes	$642	12.7%	$2,348	28.3%

Financial Condition
          Set forth below are some balance sheet highlights at March 31, 2007 compared to December 31, 2006 and March 31, 2006.
•	Total assets increased $38.6 million to $3.0 billion at March 31, 2007 compared to year end 2006 and up $644.2 million compared to March 31, 2006. The Company consummated the acquisition of Royal American effective July 1, 2006, which increased total assets by $578.8 million.

•	Total loans increased $3.8 million to $2.0 billion at March 31, 2007 compared to year end 2006 and increased 39.0%, or $546.9 million, over the first quarter of 2006; $497.8 million were acquired through Royal American.

•	The loan to deposit ratio decreased to 97.19% from 99.44% at December 31, 2006, but was higher than the 86.83% figure recorded at March 31, 2006.

•	Deposits increased by $49.2 million, or 2.5%, to $2.0 billion in the first quarter of 2007 compared to year end 2006 and increased by 24.2% when compared to the quarter ended March 31, 2006. Deposit growth was centered in certificates of deposit. Total deposits increased by $466.0 million as a result of the Royal American acquisition.

          The following table sets forth the changes in the balance sheet at March 31, 2007 compared to March 31, 2006 excluding the Royal American acquisition on July 1, 2006.

					Excluding	Excluding
					Royal	Royal
	March 31,			Royal	American	American
				American	Acquisition	Acquisition
	2007	2006	$ Change	Acquisition(1)	$ Change	% Change
	(Dollars in thousands)
Assets:
Cash and cash equivalents(2)	$88,638	$69,919	$18,719	$(41,044)	$59,763	85.5%
Securities available-for-sale, at fair value	639,985	638,273	1,712	16,487	(14,775)	(2.3)
Securities held-to-maturity, at amortized cost	43,562	55,401	(11,839)	—	(11,839)	(21.4)
Federal Reserve and Federal Home Loan Bank stock	23,592	14,661	8,931	1,427	7,504	51.2
Loans held for sale	3,740	1,688	2,052	—	2,052	121.6
Loans	1,950,613	1,403,700	546,913	497,783	49,130	3.5
Allowance for loan loss	(24,028)	(17,737)	(6,291)	(3,244)	(3,047)	17.2

Net loans	1,926,585	1,385,963	540,622	494,539	46,083	3.3
Cash surrender value of life insurance	65,973	49,922	16,051	12,467	3,584	7.2
Premises and equipment, net	22,282	22,043	239	1,295	(1,056)	(4.8)
Other real estate	2,403	11,036	(8,633)	—	(8,633)	(78.2)
Core deposit and other intangibles, net	10,163	1,681	8,482	10,488	(2,006)	(119.3)
Goodwill	79,625	891	78,734	78,597	137	15.4
Due from broker	—	24,810	(24,810)	—	(24,810)	(100.0)
Other assets	74,083	60,160	13,923	4,535	9,388	15.6

Total assets	$2,980,631	$2,336,448	$644,183	$578,791	$65,392	2.8%

Liabilities and stockholders’ equity:
Noninterest-bearing	$247,548	$161,528	$86,020	$125,506	$(39,486)	(24.4)%
Interest-bearing	1,759,452	1,455,106	304,346	340,505	(36,159)	(2.5)

Total deposits	2,007,000	1,616,634	390,366	466,011	(75,645)	(4.7)
Federal funds purchased	7,000	—	7,000	30,000	(23,000)	(100.0)
Securities sold under agreements to repurchase	251,070	217,946	33,124	—	33,124	15.2
Advances from the Federal Home Loan Bank	319,897	200,000	119,897	4,854	115,043	57.5
Junior subordinated debentures	65,828	55,672	10,156	10,106	50	0.1
Other liabilities	39,337	27,009	12,328	4,053	8,275	30.6

Total liabilities	2,690,132	2,117,261	572,871	515,024	57,847	2.7
Total stockholders’ equity	290,499	219,187	71,312	63,767	7,545	3.4

Total liabilities and stockholders’ equity	$2,980,631	$2,336,448	$644,183	$578,791	$65,392	2.8%

(1)	Includes fair value adjustments.

(2)	Royal American Acquisition column includes cash and cash equivalents acquired through Royal American of $24,363 less cash paid for acquisition of $64,612 and capitalized costs of $795.
          Set forth below are some asset quality highlights at March 31, 2007 compared to December 31, 2006 and March 31, 2006.
•	The Company’s loan quality statistics are adversely affected by the Large Problem Credit that was previously disclosed. At March 31, 2007, the remaining total loan exposure is $28.9 million, of which $26.8 million is on nonaccrual.

•	The allowance for loan losses was 1.23% of total loans, versus 1.19% at year end 2006 and 1.26% at March 31, 2006.

•	The allowance for loan losses increased to 0.58 times nonaccrual loans compared to 0.54 times nonaccrual loans at year end, but was lower compared to the 2.25 times nonaccrual loans at March 31, 2006 as a result of the Large Problem Credit.

•	Nonaccrual loans were reduced to 2.14% of total loans from 2.20% at year end but were higher than the 0.56% at March 31, 2006 as a result of the Large Problem Credit.

•	Nonperforming assets declined to 1.48% of total assets from 1.55% at year end and increased from the 0.81% recorded at March 31, 2006.
Loans
          The following table sets forth the composition of the Company’s loan portfolio as of the indicated dates.

	March 31,		December 31,
	2007		2006
		% of Gross		% of Gross
	Amount	Loans	Amount	Loans
	(Dollars in thousands)
Commercial	$394,964	20.2%	$376,944	19.4%
Construction	406,763	20.8	424,181	21.8
Commercial real estate	762,627	39.2	761,742	39.0
Consumer
Home equity	142,820	7.3	147,366	7.6
Other consumer	8,097	0.4	9,373	0.5

Total consumer	150,917	7.7	156,739	8.1
Residential mortgage	235,897	12.1	227,762	11.7

Total loans, gross	1,951,168	100.0%	1,947,368	100.0%
Net deferred fees	(555)		(552)

Total loans, net	$1,950,613		$1,946,816

Loans held for sale	$3,740		$2,672
          Total loans increased $3.8 million to $2.0 billion at March 31, 2007 from December 31, 2006. Set forth below are other highlights of the loan portfolio.
•	Commercial loans increased $18.0 million to $395.0 million as of March 31, 2007 from $376.9 million as of December 31, 2006.

•	Construction loans decreased by $17.4 million to $406.8 million as of March 31, 2007 from $424.2 million at December 31, 2006.

•	Consumer loans decreased $5.8 million to $150.9 million as of March 31, 2007 compared to $156.7 million December 31, 2006.

•	Residential mortgage loans increased $8.1 million to $235.9 million as of March 31, 2007 from $227.8 million as of December 31, 2006.
          Many residential mortgage loans the Company originates are sold in the secondary market. At any point in time, loans will be at various stages of the mortgage banking process. Loans held for sale were $3.7 million at March 31, 2007 compared to $2.7 million at December 31, 2006. The carrying value of these loans approximated their market value at that time.

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
          Following is a summary of changes in the allowance for loan losses for the three months ended March 31:

	2007	2006
	(In thousands)
Balance, January 1	$23,229	$17,760
Provision charged to operations	645	—

Loans charged off	(446)	(163)
Recoveries	600	140

Net loans (charged off) recoveries	154	(23)

Balance, March 31	$24,028	$17,737

          A provision for loan losses of $645,000 was taken for the first quarter of 2007 while no provision was taken for the similar period in 2006. A provision of $5.5 million was taken in the fourth quarter of 2006 as a result of the Large Problem Credit. The Company had net recoveries of $154,000 for the first three months of 2007 compared to net charge-offs of $23,000 for the same period in 2006. The Company had net charge-offs of $7.8 million for the fourth quarter of 2006 reflecting the deterioration of the Large Problem Credit. The following table sets forth certain asset quality ratios on a quarter-to-date basis as of the indicated dates.

	March 31,		December 31,		March 31,
	2006		2006		2006
Net loans charged off to average loans during quarter	(0.03)%		1.62%		0.01%
Provision for loan losses to total loans	0.13		1.12		0.00
Allowance for loan losses to total loans	1.23		1.19		1.26
Allowance to nonaccrual loans	0.58	x	0.54	x	2.25	x
          The Company recognizes that credit losses will be experienced and the risk of loss will vary with, among other things, general economic conditions; the type of loan being made; the creditworthiness of the borrower over the term of the loan; and in the case of a collateralized loan, the quality of the collateral for such loan. The allowance for loan losses represents the Company’s estimate of the amount deemed necessary to provide for probable incurred losses in the portfolio. In making this determination, the Company analyzes the ultimate collectibility of the loans in its portfolio by incorporating feedback provided by internal loan staff. The Company makes an ongoing evaluation as to the adequacy of the allowance for loan losses.
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
Nonaccrual Loans and Nonperforming Assets
          Nonaccrual loans decreased $1.1 million to $41.7 million at March 31, 2007 from December 31, 2006. The Large Problem Credit accounted for $26.8 million of the nonaccrual loans at March 31, 2007 and $25.8 million at December 31, 2006. Typically, nonaccrual loans have adequate collateral protection or personal guaranties to provide a source of repayment to the Bank.
          Other real estate owned was $2.4 million at March 31, 2007, a decrease of $237,000 compared to year end. Nonperforming assets were $44.1 million at March 31, 2007 compared to $45.5 million at December 31, 2006.

     The following table sets forth information on the Company’s nonaccrual loans and nonperforming assets as of the indicated dates.

	March 31,	December 31,
	2007	2006
	(Dollars in thousands)
Impaired and other loans 90 days past due and accruing	$25	$34

Nonaccrual and impaired loans not accruing	$41,679	$42,826
Other real estate	2,403	2,640

Total nonperforming assets	$44,082	$45,466

Total nonaccrual loans to total loans	2.14%	2.20%
Total nonperforming assets to total loans and other real estate	2.26	2.33
Total nonperforming assets to total assets	1.48	1.55
Securities
          The Company manages its securities portfolio to provide a source of both liquidity and earnings. The asset/liability committee develops current investment policies based upon its operating needs and market circumstances. The investment policy and strategy statement are reviewed by senior financial management in terms of its objectives, investment guidelines and consistency with overall performance and risk management goals. The investment policy is formally reviewed and approved annually by its Board of Directors. The asset/liability committee is responsible for reporting and monitoring compliance with the investment policy. Reports are provided to the Board of Directors on a regular basis.
          The following tables set forth the composition of the securities portfolio by major category as of March 31, 2007.

	March 31, 2007
					Total
	Held-to-Maturity		Available-for-Sale				% of
	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized
	Cost	Value	Cost	Value	Cost	Value	Cost
	(Dollars in thousands)
U.S. Treasury and obligations of U.S. government-sponsored entities	$—	$—	$76,990	$76,782	$76,990	$76,782	11.12%
Obligations of states and political subdivisions	1,685	1,693	46,085	45,877	47,770	47,570	6.90
Mortgage-backed securities	41,877	40,752	423,975	415,772	465,852	456,524	67.31
Equity securities	—	—	90,533	91,067	90,533	91,067	13.08
Other bonds	—	—	11,029	10,487	11,029	10,487	1.59

Total	$43,562	$42,445	$648,612	$639,985	$692,174	$682,430	100.00%

          Securities available-for-sale are carried at fair value, with related unrealized net gains or losses, net of deferred income taxes, recorded as an adjustment to equity capital. At March 31, 2007, unrealized losses, net of taxes, on securities available-for-sale, were $5.1 million compared to $6.3 million at December 31, 2006.
          Securities available-for-sale increased by $50.0 million, or 8.5%, to $640.0 million at March 31, 2007 from $590.0 million at December 31, 2006 as cash from the sales during the fourth quarter of 2006 was re-deployed. Set forth below are other highlights of the securities portfolio.
•	U.S. Treasury and obligations of U.S. government-sponsored entities increased by $69.8 million to $76.8 million at March 31, 2007 compared to $7.0 million at year end.

•	U.S. government agency and government-sponsored entity mortgage-backed securities decreased 4.2%, or $18.3 million, from $434.1 million at December 31, 2006 to $415.8 million at March 31, 2007.

•	Equity securities increased $49.5 million to $91.1 million at March 31, 2007 from December 31, 2006. Equity securities included capital securities of U.S. government-sponsored entities.

•	Obligations of state and political subdivisions decreased $51.1 million to $45.9 million at March 31, 2007 from December 31, 2006.
          Securities held-to-maturity decreased $2.4 million, or 5.2%, from $45.9 million at December 31, 2006 to $43.6 million at March 31, 2007.
          There were no trading securities held at March 31, 2007 or December 31, 2006. When acquired, the Company holds trading securities and derivatives on a short-term basis based on market and liquidity conditions.
Cash Surrender Value of Life Insurance
          The Company’s holdings in bank-owned life insurance (“BOLI”) increased by $753,000 during the first quarter of 2007 compared to year end. The BOLI is intended to produce revenue which will offset a portion of future Supplemental Executive Retirement Plan and other employee benefit plan liabilities.
Deposits and Borrowed Funds
          Total deposits of $2.0 billion at March 31, 2007 represented an increase of $49.2 million, or 2.5%, from December 31, 2006. Changes in the Company’s deposit mix are noted below.
•	Noninterest-bearing deposits were $247.5 million at March 31, 2007, $28.8 million less than the $276.4 million level at December 31, 2006.

•	Over the same period, interest-bearing deposits increased 4.6%, or $78.0 million to $1.8 billion at March 31, 2007 compared to December 31, 2006.

•	Core deposits, which include demand deposit, interest-bearing demand deposit, money market, and savings accounts, decreased $26.5 million to $789.4 million at March 31, 2007 from $815.9 million at December 31, 2006.

•	Certificates of deposit under $100,000 increased $18.1 million from December 31, 2006 to $739.7 million at March 31, 2007.

•	Certificates of deposit over $100,000 and public funds increased $57.6 million from December 31, 2006 to $477.9 million at March 31, 2007. The majority of the increase was a result of increased brokered certificates of deposit coupled with the migration of balances in core deposits to certificates of deposits as a result of the increase in rates. At times, brokered certificates of deposit are less costly than customer certificates of deposits.
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
          The Company also continues to focus its marketing efforts on the Bank’s brand that it is “The Bank Where You Belong.” Internally, as well as externally, communication efforts have taken place and will continue to take place that the Bank has a customer friendly, community bank feel to it — one at which the customer WOW experience is felt at every touch-point, whether it is in person or on the phone. In the highly competitive Chicagoland banking market, where commoditization of products is evident, the difference maker will be how well banks can execute on the promise of delivering outstanding customer service, e.g., service above and beyond customer expectations.
          Borrowed funds are summarized below:

	March 31,	December 31,
	2007	2006
	(In thousands)
Federal funds purchased	$7,000	$66,000
Securities sold under agreements to repurchase	251,070	201,079
Federal Home Loan Bank advances	319,897	319,883
Junior subordinated debentures	65,828	65,812

Total	$643,795	$652,774

          The Company utilizes securities sold under repurchase agreements as a source of funds that do not increase the Company’s reserve requirement. The Company had $251.1 million in securities sold under repurchase agreements at March 31, 2007 compared to $201.1 million at December 31, 2006. The increase in securities sold under repurchase agreements was a result of the Company’s difficulty in raising low cost deposits. These repurchase agreements are with primary dealers and have maturities of three months to ten years with call provisions ranging from six months to one year. For the three months ended March 31, 2007, the average rate paid on securities sold under repurchase agreements was 4.23% compared to 4.85% for the three months ended December 31, 2006 reflecting the active management of borrowings.
          The Company has a credit agreement with a correspondent bank, which provides the Company with a revolving line of credit with a maximum availability of $75.0 million. This revolving line of credit matures on April 3, 2008.
Capital Resources
          Stockholders’ equity increased $3.3 million from December 31, 2006 to $290.5 million at March 31, 2007. Total capital to average risk-weighted assets increased slightly to 13.1% on March 31, 2007 from 13.0% on December 31, 2006.
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
          Midwest Bank and Trust Company was categorized as well capitalized as of March 31, 2007. Management is not aware of any conditions or events since the most recent regulatory notification that would change the Company’s or the Bank’s categories.
          Capital levels and minimum required levels:

	At March 31, 2007
			Minimum Required		Minimum Required
	Actual		for Capital Adequacy		to be Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Total capital to risk-weighted assets
Company	$294,095	13.1%	$179,547	8.0%	n/a	n/a
Midwest Bank and Trust Company	280,918	12.6	178,717	8.0	$223,396	10.0%

Tier I capital to risk-weighted assets
Company	269,826	12.0	89,773	4.0	n/a	n/a
Midwest Bank and Trust Company	256,649	11.5	89,358	4.0	134,038	6.0

Tier I capital to average assets
Company	269,826	9.1	118,642	4.0	n/a	n/a
Midwest Bank and Trust Company	256,649	8.7	118,155	4.0	147,693	5.0

	At December 31, 2006
			Minimum Required		Minimum Required
	Actual		for Capital Adequacy		to be Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Total capital to risk-weighted assets
Company	$290,158	13.0%	$178,984	8.0%	n/a	n/a
Midwest Bank and Trust Company	272,619	12.2	178,113	8.0	$222,641	10.0%

Tier I capital to risk-weighted assets
Company	266,753	11.9	89,492	4.0	n/a	n/a
Midwest Bank and Trust Company	249,214	11.2	89,056	4.0	133,584	6.0

Tier I capital to average assets
Company	266,753	9.1	117,855	4.0	n/a	n/a
Midwest Bank and Trust Company	249,214	8.5	117,140	4.0	146,425	5.0

Liquidity
          The Company manages its liquidity position with the objective of maintaining sufficient funds to respond to the needs of depositors and borrowers and to take advantage of earnings enhancement opportunities. At March 31, 2007, the Company had cash and cash equivalents of $88.6 million. In addition to the normal inflow of funds from core-deposit growth, together with repayments and maturities of loans and securities, the Company utilizes other short-term, intermediate-term and long-term funding sources such as securities sold under agreements to repurchase, overnight funds purchased from correspondent banks and the acceptance of short-term deposits from public entities.
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

ITEM 3 — QUANTITATIVE AND QUALITATIVE DISCLOSURES
ABOUT MARKET RISK
Interest Rate Sensitivity Analysis
     The Company performs a net interest income analysis as part of its asset/liability management practices. Net interest income analysis measures the change in net interest income in the event of hypothetical changes in interest rates. This analysis assesses the risk of change in net interest income in the event of sudden and sustained 1.0% and 2.0% increases and decreases in market interest rates. The tables below present the Company’s projected changes in net interest income for the various rate shock levels at March 31, 2007 and December 31, 2006, respectively.

	Change in Net Interest Income Over One Year Horizon
					Guideline
	March 31, 2007		December 31, 2006		Maximum
	Dollar	%	Dollar	%	%
	Change	Change	Change	Change	Change
	(Dollars in thousands)
+200 bp	$(2,329)	(2.84)%	$(3,172)	(4.00)%	(15.0)%
+100 bp	(1,204)	(1.47)	(1,683)	(2.12)	(15.0)
-100 bp	(336)	(0.41)	1,410	1.78	(15.0)
-200 bp	(4,269)	(5.21)	(1,511)	(1.90)	(15.0)
          As shown above, at March 31, 2007, the effect of an immediate 200 basis point increase in interest rates would decrease the Company’s net interest income by 2.84%, or $2.3 million. The effect of an immediate 200 basis point reduction in rates would decrease the Company’s net interest income by 5.21%, or $4.3 million. Overall net interest income sensitivity remains within the Company’s and recommended regulatory guidelines.
          The changes in the Company’s net interest income sensitivity were due, in large part, to the prudent addition of optionality on both sides of the balance sheet. The changes in net interest income over the one year horizon for March 31, 2007 under the 1.0% and 2.0% increases and decreases in market interest rates scenarios are reflective of this optionality. In a rising rate environment, the callable U.S. government-sponsored entity debentures in the securities portfolio would remain at a fixed-rate of return as fundings costs rise. Conversely, if interest rates decline, these securities would be called and the proceeds would be re-invested at lower levels. Similarly, a managed amount of structured borrowings has been added to the wholesale funding position, which added volatility to net interest income. The Company believes it manages such volatility to acceptable levels and is being appropriately compensated for the additional risk. During much of 2006, the competitive landscape of banking in Chicago resulted in certificate of deposit pricing that management believed to be significantly above-market. Rather than compete for higher-cost retail certificates of deposit, management chose to pursue funding opportunities in the wholesale markets. These opportunities were not only lower in cost, but allowed the Company to more precisely manage the rate and term structure of its funding liabilities. Throughout 2006, the Company continued to selectively offer special promotions to attract retail deposits as needed.
          Computations of the prospective effects of hypothetical interest rate changes are based on numerous assumptions, including relative levels of market interest rates, loan prepayments, and deposit decay rates and repricing sensitivities, and should not be relied upon as indicative of actual results. Actual values may differ from those projections set forth above, should market conditions vary from assumptions used in preparing the analyses. Interest bearing assets and liabilities are shocked +/- 100 and +/- 200 basis points instantaneously, except interest bearing core deposits, where they are modeled to increase 25 basis points in a +100 basis points shock and +50 basis points in a +200 basis point shock. Under a declining rate shock, they have a 25 basis point floor. Core deposits are priced off various internal indices set by management. Management will adjust the indices accordingly, depending on rate movement and market conditions. The master money market was de-coupled from the 91-day U.S. Treasury bill rate and is now priced off an internal index. Further, the computations do not contemplate any actions the Company may undertake in response to changes in interest rates.

ITEM 4 — CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
          As of the end of the period covered by this report, an evaluation was performed under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer of the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 240.13a-15(e)). Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2007 to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms.
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
          Among the factors that could have an impact on the Company’s ability to achieve operating results, growth plan goals, and the beliefs expressed or implied in forward-looking statements are:
•	Management’s ability to reduce and effectively manage interest rate risk and the impact of interest rates in general on the volatility of the Company’s net interest income;

•	Fluctuations in the value of the Company’s investment securities;

•	The ability to attract and retain senior management experienced in banking and financial services;

•	The sufficiency of the allowance for loan losses to absorb the amount of actual losses inherent in the existing portfolio of loans;

•	The ability to ultimately collect on the Large Problem Credit;

•	The Company’s ability to adapt successfully to technological changes to compete effectively in the marketplace;

•	Credit risks and risks from concentrations (by geographic area and by industry) within the Bank’s loan portfolio and individual large loans;

•	The effects of competition from other commercial banks, thrifts, mortgage banking firms, consumer finance companies, credit unions, securities brokerage firms, insurance companies, money market and other mutual funds, and other financial institutions operating in the Company’s market or elsewhere or providing similar services;

•	The failure of assumptions underlying the establishment of the allowance for loan losses and estimation of values of collateral and various financial assets and liabilities;

•	Volatility of rate sensitive deposits;

•	Operational risks, including data processing system failures or fraud;

•	Asset/liability matching risks and liquidity risks;

•	The ability to successfully acquire low cost deposits or funding;

•	The ability to successfully execute strategies to increase noninterest income;

•	The ability of the Company to fully realize expected cost savings and revenues in connection with the Royal American Corporation acquisition, or the ability to realize them on a timely basis;

•	The ability of the Company to consummate the acquisition of Northwest Suburban Bancorp, Inc. and to successfully integrate the Northwest Suburban Bancorp, Inc. acquisition once closed;

•	The ability of the Company to fully realize expected cost savings and revenues in connection with the Northwest Suburban Bancorp, Inc. acquisition, or the ability to realize them on a timely basis;

•	The risk of borrower, depositor, and other customer attrition after the Northwest Suburban Bancorp, Inc. acquisition is completed;

•	Changes in the economic environment, competition, or other factors that may influence the anticipated growth rate of loans and deposits, the quality of the loan portfolio and loan and deposit pricing, and the Company’s ability to successfully pursue acquisition and expansion strategies and integrate any acquired companies;

•	The impact from liabilities arising from legal or administrative proceedings on the financial condition of the Company;

•	Possible administrative or enforcement actions of banking regulators in connection with any material failure of the Company or the Bank to comply with banking laws, rules or regulations;

•	Possible administrative or enforcement actions of the Securities and Exchange Commission (the “SEC”) in connection with the SEC inquiry of the restatement of the Company’s September 30, 2002 financial statements;

•	Governmental monetary and fiscal policies, as well as legislative and regulatory changes, that may result in the imposition of costs and constraints on the Company through higher FDIC insurance premiums, significant fluctuations in market interest rates, increases in capital requirements, and operational limitations;

•	Changes in general economic or industry conditions, nationally or in the communities in which the Company conducts business;

•	Changes in accounting principles, policies, or guidelines affecting the business conducted by the Company;

•	Acts of war or terrorism; and

•	Other economic, competitive, governmental, regulatory, and technical factors affecting the Company’s operations, products, services, and prices.
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

PART II
Item 1. Legal Proceedings
          There are no material pending legal proceedings to which the Company or its subsidiaries are a party other than ordinary routine litigation incidental to their respective business.
Item 1A. Risk Factors
          There were no material changes in the Company’s risk factors contained in the Company’s 2006 Annual Report on Form 10-K.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
          On May 3, 2006, the Company announced a 5.0% stock repurchase program. No purchases were made during the first quarter of 2007. During 2006, the Company repurchased 204,188 shares of its common stock at an average price of $23.37. These shares were acquired in private and public transactions as part of the Company’s stock repurchase program. There are 1.0 million shares still authorized to be repurchased under this program. The following table sets forth the common stock repurchased during 2007.

			Total
			Number
			of Shares	Maximum Number
	Total		Purchased as Part	of Shares that
	Number	Average	of Publicly	May Yet Be
	of Shares	Price Paid	Announced Plans	Purchased Under
Period	Purchased	per Share	or Programs	the Plans or Programs
1/1/07 - 1/31/07	—	$—	—	1,035,611
2/1/07 - 2/28/07	—	—	—	1,035,611
3/1/06 - 3/31/07	—	—	—	1,035,611

Total	—	$—	—	1,035,611

          On May 3, 2007, the Company reported that its board of directors decided that the Company will continue to purchase its common stock under this common stock repurchase program. The Company may purchase up to 5.0% of its common stock, from time to time, in the open market, privately negotiated transactions, or through the adoption of a 10b5-1 plan in accordance with applicable regulations of the Securities and Exchange Commission, as market conditions warrant.
Item 3. Defaults Upon Senior Securities
          None
Item 4. Submission of Matters to a Vote of Security Holders
          The annual meeting of stockholders of the Company was held on May 2, 2007. Two proposals were submitted to a vote of the stockholders as described in the Company’s proxy statement dated April 2, 2007. The following is a brief description of the matters voted upon, as well as the outcome of the vote:

1.	To elect twelve members to serve on the Company’s Board of Directors for a term of one year:

Nominee	For	Withheld

E.V. Silveri	20,695,729	406,920
James J. Giancola	20,077,284	1,025,365
J. J Fritz	20,790,692	311,957
Angelo DiPaolo	20,106,379	996,270
Barry I. Forrester, CFA	20,845,632	257,017
Robert J. Genetski, PhD	20,761,425	341,224
Gerald F. Hartley, CPA	20,843,229	259,420
Homer J. Livingston, Jr.	20,854,640	248,009
Joseph Rizza	20,750,057	352,592
Thomas A. Rosenquist	20,849,648	253,001
Kenneth Velo	20,759,923	342,726
Leon Wolin	20,778,153	324,496
2.	To ratify the appointment of PricewaterhouseCoopers LLP:

Votes For:	21,051,898
Against:	35,696
Abstain:	15,055
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

2.8	Agreement and Plan of Merger, dated as of March 22, 2007, by and between Midwest Banc Holdings, Inc. and Northwest Suburban Bancorp., Inc. (incorporated by reference to Registrant’s Report on Form 8-K filed March 23, 2007, File No. 001-13735).

2.9	Form of Stockholder Voting Agreement, dated as of March 22, 2006, by and among Midwest Banc Holdings, Inc. and certain stockholders of Northwest Suburban Bancorp., Inc. (incorporated by reference to Registrant’s Report on Form 8-K filed March 23, 2006, File No. 001-13735).

3.1	Amended and Restated Certificate of Incorporation, as amended (incorporated by reference to Registrant’s Form 10-Q for the quarter ended June 30, 2006, File No. 001-1375).

3.2	Amended and Restated By-laws, filed September 27, 2005 (incorporated by reference to Registrant’s Report on Form 8-K filed September 27, 2005, File No. 001-13735).

4.1	Specimen Common Stock Certificate (incorporated by reference to Registrant’s Registration Statement on Form S-1, Registration No. 333-42827).

4.2	Certain instruments defining the rights of the holders of long-term debt of the Company and certain of its subsidiaries, none of which authorize a total amount of indebtedness in excess of 10% of the total assets of the Company and its subsidiaries on a consolidated basis, have not been filed as Exhibits. The Company hereby agrees to furnish a copy of any of these agreements to the SEC upon request.

*10.1	Midwest Banc Holdings, Inc. Stock and Incentive Plan (incorporated by reference to Registrant’s Form 10-K for the year ended December 31, 2006. File No. 001-13735).

*10.4	Form of Transitional Employment Agreements (incorporated by reference to Registrant’s Registration Statement on Form S-1, Registration No. 333-42827).

10.5	Lease dated as of December 24, 1958, between Western National Bank of Cicero and Midwest Bank and Trust Company, as amended (incorporated by reference to Registrant’s Registration Statement on Form S-1, Registration No. 333-42827).

10.6	Britannica Centre Lease, dated as of May 1, 1994, between Chicago Title and Trust Company, as Trustee under Trust Agreement dated November 2, 1977 and known as Trust No. 1070932 and Midwest Bank and Trust Company (incorporated by reference to Registrant’s Registration Statement on Form S-1, Registration No. 333-42827).

10.7	Lease dated as of March 20, 1996 between Grove Lodge No. 824 Ancient Free and Accepted Masons and Midwest Bank of Hinsdale (incorporated by reference to Registrant’s Registration Statement on Form S-1, Registration No. 333-42827).

10.8	Office Lease, undated, between Grove Lodge No. 824 Ancient Free and Accepted Masons and Midwest Bank of Hinsdale (incorporated by reference to Registrant’s Registration Statement on Form S-1, Registration No. 333-42827).

*10.15	Form of 2001 Supplemental Executive Retirement Agreement (incorporated by reference to Registrant’s Form 10-Q for the quarter ended September 30, 2001, File No. 001-13735).

*10.16	Form of Transitional Employment Agreement (Executive Officer Group) (incorporated by reference to Registrant’s Form 10-Q for the quarter ended September 30, 2001, File No. 001-13735).

10.17	Form of Restricted Stock Award Agreement for Officers, Restricted Stock Grant Notice for Officers, Incentive and Nonqualified Stock Options Award Agreements, and Stock Option Grant Notice for Officers (incorporated by reference to Registrant’s Report on Form 8-K filed August 29, 2005, File No. 001-13735).

*10.18	Form of 2005 Supplemental Executive Retirement Agreement (incorporated by reference to Registrant’s Report on Form 8-K filed October 28, 2005, File No. 001-13735).

10.19	Form of Restricted Stock Award Agreement for Non-employee Directors and Restricted Stock Grant Notice for Non-employee Directors (incorporated by reference to Registrant’s Report on Form 8-K filed

October 28, 2005, File No. 001-13735).

10.21	Lease dated as of April 29, 1976, between Sanfilippo, Joseph C. and Grace Ann and Fairfield Savings and Loan Association, as amended (incorporated by reference to Registrant’s Form 10-K for the year ended December 31, 2003, File No. 001-13735).

10.22	Lease dated as of August 28, 2002 between Glen Oak Plaza and Midwest Bank and Trust Company (incorporated by reference to Registrant’s Form 10-K for the year ended December 31, 2003, File No. 001-13735).

10.24	Loan Agreement as of April 4, 2007, between the Company and M&I Marshall & Ilsley Bank (incorporated by reference to Registrant’s Report on Form 8-K filed April 6, 2007, File No. 001-13735).

10.25	Employment Agreement as of September 28, 2004 between the Company and the Chief Executive Officer (incorporated by reference to Registrant’s Form 10-Q for the quarter ended September 30, 2004, File No. 001-13735).

10.27	Midwest Banc Holdings, Inc. Severance Policy as of June 28, 2005 (incorporated by reference to Registrant’s Form 8-K dated June 28, 2005, File No. 001-13735).

10.29	Midwest Banc Holdings, Inc. Directors Deferred Compensation Plan (incorporated by reference to Registrant’s Report on Form 8-K filed December 16, 2005, File No. 001-13735).

10.30	Amendment to Employment Agreement as of September 28, 2004 between the Company and the Chief Executive Officer (incorporated by reference to Registrant’s Report on Form 8-K filed March 24, 2006, File No. 001-13735).

*10.31	Amended and Restated Employment Agreement dated February 8, 2006 by and between Royal American Bank and Jay Fritz, assumed by the Company as of July 1, 2006 (incorporated by reference to Registrant’s Report on Form 8-K filed July 7, 2006, File No. 001-13735).

10.32	Lease dated April 1, 1993, by and between Royal American Bank and LaSalle National Trust, N.A., as amended, assumed by the Company as of July 1, 2006 (incorporated by reference to Registrant’s Form 10-Q for the quarter ended September 30, 2006, File No. 001-13735).

10.33	Lease dated April 19, 1993 by and between Royal American Bank and Hamilton Forsythe 1000 Tower Lane LLC, successor-in-interest to Bensenville Office Venture, as amended, assumed by the Company as of July 1, 2006 (incorporated by reference to Registrant’s Form 10-Q for the quarter ended September 30, 2006, File No. 001-13735).

10.34	Sublease dated January 31, 2006 by and between Royal American Bank and JPMorgan Chase Bank, National Association, assumed by the Company as of July 1, 2006 (incorporated by reference to Registrant’s Form 10-Q for the quarter ended September 30, 2006, File No. 001-13735).

10.35	Lease dated January 20, 2006 by and between Royal American Bank and MEG Associates Limited Partnership, assumed by the Company as of July 1, 2006 (incorporated by reference to Registrant’s Form 10-Q for the quarter ended September 30, 2006, File No. 001-13735).

10.36	Lease dated October 28, 1996 by and between Royal American Bank and Tiffany Pointe, Inc./Marquette Bank, , as amended, assumed by the Company as of July 1, 2006 (incorporated by reference to Registrant’s Form 10-Q for the quarter ended September 30, 2006, File No. 001-13735).

10.37	Lease dated September 24, 1999, by and between Royal American Bank and Moats Office Properties, Inc., as amended, assumed by the Company as of July 1, 2006 (incorporated by reference to Registrant’s Form 10-Q for the quarter ended September 30, 2006, File No. 001-13735).

10.38	Lease dated July 14, 2006 by and between Midwest Bank and Trust Company and William C. Moran (incorporated by reference to Registrant’s Form 10-Q for the quarter ended September 30, 2006, File No. 001-13735).

*10.39	First Amendment to the Form of 2001 Supplemental Executive Retirement Agreement (incorporated by reference to Registrant’s Report on Form 8-K filed October 28, 2005, File No. 001-13735).

*10.40	Second Amendment to the Form of 2001 Supplemental Executive Retirement Agreement (incorporated by reference to Registrant’s Form 10-Q for the quarter ended September 30, 2006, File No. 001-13735).

*10.41	Form of 2006 Supplemental Executive Retirement Agreement (incorporated by reference to Registrant’s Form 10-Q for the quarter ended September 30, 2006, File No. 001-13735).

*10.42	First Amendment to the Form of 2005 Supplemental Executive Retirement Agreement (incorporated by reference to Registrant’s Form 10-Q for the quarter ended September 30, 2006, File No. 001-13735).

10.43	Lease dated November 9, 2005 by and between Midwest Bank and Trust Company and Crossings Commercial, LLC (incorporated by reference to Registrant’s Form 10-Q for the quarter ended September 30, 2006, File No. 001-13735).

10.44	Lease dated August 17, 2005 by and between Royal American Bank and L.F.A.J.J. Partners, LLC, assumed by the Company as of July 1, 2006.

31.1	Rule 13a-14(a) Certification of Principal Executive Officer.

31.2	Rule 13a-14(a) Certification of Principal Financial Officer.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, from the Company’s Chief Executive Officer and Chief Financial Officer.

*	Indicates management contracts or compensatory plans or arrangements required to be filed as an exhibit.

SIGNATURES
          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Date:     May 10, 2007

MIDWEST BANC HOLDINGS, INC. (Registrant)

By:	/s/ James J. Giancola

James J. Giancola, President and Chief Executive Officer

By:	/s/ Daniel R. Kadolph

Daniel R. Kadolph, Executive Vice President and Chief Financial Officer

Exhibit Index

2.1	Stock Purchase Agreement between Western Illinois Bancshares, Inc. and Midwest Banc Holdings, Inc. (incorporated by reference to Registrant’s Report on Form 8-K filed June 1, 2005, File No. 001-13735).

2.2	Amendment to Stock Purchase Agreement between Western Illinois Bancshares, Inc. and Midwest Banc Holdings, Inc. (incorporated by reference to Registrant’s Form 10-Q for the quarter ended June 30, 2005, File No. 001-13735).

2.3	Second Amendment to Stock Purchase Agreement between Western Illinois Bancshares, Inc. and Midwest Banc Holdings, Inc. (incorporated by reference to Registrant’s Report on Form 8-K filed August 29, 2005, File No. 001-13735).

2.4	Third Amendment to Stock Purchase Agreement between Western Illinois Bancshares, Inc. and Midwest Banc Holdings, Inc. (incorporated by reference to Registrant’s Report on Form 8-K filed October 5, 2005, File No. 001-13735).

2.5	Fourth Amendment to Stock Purchase Agreement between Western Illinois Bancshares, Inc. and Midwest Banc Holdings, Inc. (incorporated by reference to Registrant’s Report on Form 8-K filed November 3, 2005, File No. 001-13735).

2.6	Agreement and Plan of Merger, dated as of February 8, 2006, by and between Midwest Banc Holdings, Inc. and Royal American Corporation (incorporated by reference to Registrant’s Report on Form 8-K filed February 8, 2006, File No. 001-13735).

2.7	Form of Stockholder Voting Agreement, dated as of February 8, 2006, by and among Midwest Banc Holdings, Inc. and certain stockholders of Royal American Corporation (incorporated by reference to Registrant’s Report on Form 8-K filed February 8, 2006, File No. 001-13735).

2.8	Agreement and Plan of Merger, dated as of March 22, 2007, by and between Midwest Banc Holdings, Inc. and Northwest Suburban Bancorp., Inc. (incorporated by reference to Registrant’s Report on Form 8-K filed March 22, 2007, File No. 001-13735).

2.9	Form of Stockholder Voting Agreement, dated as of March 22, 2006, by and among Midwest Banc Holdings, Inc. and certain stockholders of Northwest Suburban Bancorp., Inc. (incorporated by reference to Registrant’s Report on Form 8-K filed March 23, 2006, File No. 001-13735).

3.1	Amended and Restated Certificate of Incorporation, as amended (incorporated by reference to Registrant’s Form 10-Q for the quarter ended June 30, 2006, File No. 001-1375).

3.2	Amended and Restated By-laws, filed September 27, 2005 (incorporated by reference to Registrant’s Report on Form 8-K filed September 27, 2005, File No. 001-13735).

4.1	Specimen Common Stock Certificate (incorporated by reference to Registrant’s Registration Statement on Form S-1, Registration No. 333-42827).

4.2	Certain instruments defining the rights of the holders of long-term debt of the Company and certain of its subsidiaries, none of which authorize a total amount of indebtedness in excess of 10% of the total assets of the Company and its subsidiaries on a consolidated basis, have not been filed as Exhibits. The Company hereby agrees to furnish a copy of any of these agreements to the SEC upon request.

*10.1	Midwest Banc Holdings, Inc. Stock and Incentive Plan (incorporated by reference to Registrant’s Form 10-K for the year ended December 31, 2006, File No. 001-13735).

*10.4	Form of Transitional Employment Agreements (incorporated by reference to Registrant’s Registration Statement on Form S-1, Registration No. 333-42827).

10.5	Lease dated as of December 24, 1958, between Western National Bank of Cicero and Midwest Bank and Trust Company, as amended (incorporated by reference to Registrant’s Registration Statement on Form S-1, Registration No. 333-42827).

10.6	Britannica Centre Lease, dated as of May 1, 1994, between Chicago Title and Trust Company, as Trustee under Trust Agreement dated November 2, 1977 and known as Trust No. 1070932 and Midwest Bank and Trust Company (incorporated by reference to Registrant’s Registration Statement on Form S-1, Registration No. 333-42827).

10.7	Lease dated as of March 20, 1996 between Grove Lodge No. 824 Ancient Free and Accepted Masons and Midwest Bank of Hinsdale (incorporated by reference to Registrant’s Registration Statement on Form S-1, Registration No. 333-42827).

10.8	Office Lease, undated, between Grove Lodge No. 824 Ancient Free and Accepted Masons and Midwest Bank of Hinsdale (incorporated by reference to Registrant’s Registration Statement on Form S-1, Registration No. 333-42827).

*10.15	Form of 2001 Supplemental Executive Retirement Agreement (incorporated by reference to Registrant’s Form 10-Q for the quarter ended September 30, 2001, File No. 001-13735).

*10.16	Form of Transitional Employment Agreement (Executive Officer Group) (incorporated by reference to Registrant’s Form 10-Q for the quarter ended September 30, 2001, File No. 001-13735).

10.17	Form of Restricted Stock Award Agreement for Officers, Restricted Stock Grant Notice for Officers, Incentive and Nonqualified Stock Options Award Agreements, and Stock Option Grant Notice for Officers (incorporated by reference to Registrant’s Report on Form 8-K filed August 29, 2005, File No. 001-13735).

*10.18	Form of 2005 Supplemental Executive Retirement Agreement (incorporated by reference to Registrant’s Report on Form 8-K filed October 28, 2005, File No. 001-13735).

10.19	Form of Restricted Stock Award Agreement for Non-employee Directors and Restricted Stock Grant Notice for Non-employee Directors (incorporated by reference to Registrant’s Report on Form 8-K filed October 28, 2005, File No. 001-13735).

10.21	Lease dated as of April 29, 1976, between Sanfilippo, Joseph C. and Grace Ann and Fairfield Savings and Loan Association, as amended (incorporated by reference to Registrant’s Form 10-K for the year ended December 31, 2003, File No. 001-13735).

10.22	Lease dated as of August 28, 2002 between Glen Oak Plaza and Midwest Bank and Trust Company (incorporated by reference to Registrant’s Form 10-K for the year ended December 31, 2003, File No. 001-13735).

10.24	Loan Agreement as of April 4, 2007, between the Company and M&I Marshall & Ilsley Bank (incorporated by reference to Registrant’s Report on Form 8-K filed April 6, 2007, File No. 001-13735).
10.25	Employment Agreement as of September 28, 2004 between the Company and the Chief Executive Officer (incorporated by reference to Registrant’s Form 10-Q for the quarter ended September 30, 2004, File No. 001-13735).

10.27	Midwest Banc Holdings, Inc. Severance Policy as of June 28, 2005 (incorporated by reference to Registrant’s Form 8-K dated June 28, 2005, File No. 001-13735).

10.29	Midwest Banc Holdings, Inc. Directors Deferred Compensation Plan (incorporated by reference to Registrant’s Report on Form 8-K filed December 16, 2005, File No. 001-13735).

10.30	Amendment to Employment Agreement as of September 28, 2004 between the Company and the Chief Executive Officer (incorporated by reference to Registrant’s Report on Form 8-K filed March 24, 2006, File No. 001-13735).

*10.31	Amended and Restated Employment Agreement dated February 8, 2006 by and between Royal American Bank and Jay Fritz, assumed by the Company as of July 1, 2006 (incorporated by reference to Registrant’s Report on Form 8-K filed July 7, 2006, File No. 001-13735).

10.32	Lease dated April 1, 1993, by and between Royal American Bank and LaSalle National Trust, N.A., as amended, assumed by the Company as of July 1, 2006 (incorporated by reference to Registrant’s Form 10-Q for the quarter ended September 30, 2006, File No. 001-13735).

10.33	Lease dated April 19, 1993 by and between Royal American Bank and Hamilton Forsythe 1000 Tower Lane LLC, successor-in-interest to Bensenville Office Venture, as amended, assumed by the Company as of July 1, 2006 (incorporated by reference to Registrant’s Form 10-Q for the quarter ended September 30, 2006, File No. 001-13735).

10.34	Sublease dated January 31, 2006 by and between Royal American Bank and JPMorgan Chase Bank, National Association, assumed by the Company as of July 1, 2006 (incorporated by reference to Registrant’s Form 10-Q for the quarter ended September 30, 2006, File No. 001-13735).

10.35	Lease dated January 20, 2006 by and between Royal American Bank and MEG Associates Limited Partnership, assumed by the Company as of July 1, 2006 (incorporated by reference to Registrant’s Form 10-Q for the quarter ended September 30, 2006, File No. 001-13735).

10.36	Lease dated October 28, 1996 by and between Royal American Bank and Tiffany Pointe, Inc./Marquette Bank, , as amended, assumed by the Company as of July 1, 2006 (incorporated by reference to Registrant’s Form 10-Q for the quarter ended September 30, 2006, File No. 001-13735).

10.37	Lease dated September 24, 1999, by and between Royal American Bank and Moats Office Properties, Inc., as amended, assumed by the Company as of July 1, 2006 (incorporated by reference to Registrant’s Form 10-Q for the quarter ended September 30, 2006, File No. 001-13735).

10.38	Lease dated July 14, 2006 by and between Midwest Bank and Trust Company and William C. Moran (incorporated by reference to Registrant’s Form 10-Q for the quarter ended September 30, 2006, File No. 001-13735).

*10.39	First Amendment to the Form of 2001 Supplemental Executive Retirement Agreement (incorporated by reference to Registrant’s Report on Form 8-K filed October 28, 2005, File No. 001-13735).

*10.40	Second Amendment to the Form of 2001 Supplemental Executive Retirement Agreement (incorporated by reference to Registrant’s Form 10-Q for the quarter ended September 30, 2006, File No. 001-13735).

*10.41	Form of 2006 Supplemental Executive Retirement Agreement (incorporated by reference to Registrant’s Form 10-Q for the quarter ended September 30, 2006, File No. 001-13735).

*10.42	First Amendment to the Form of 2005 Supplemental Executive Retirement Agreement (incorporated by reference to Registrant’s Form 10-Q for the quarter ended September 30, 2006, File No. 001-13735).

10.43	Lease dated November 9, 2005 by and between Midwest Bank and Trust Company and Crossings Commercial, LLC (incorporated by reference to Registrant’s Form 10-Q for the quarter ended September 30, 2006, File No. 001-13735).

10.44	Lease dated August 17, 2005 by and between Royal American Bank and L.F.A.J.J. Partners, LLC,

assumed by the Company as of July 1, 2006.

31.1	Rule 13a-14(a) Certification of Principal Executive Officer.

31.2	Rule 13a-14(a) Certification of Principal Financial Officer.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, from the Company’s Chief Executive Officer and Chief Financial Officer.

*	Indicates management contracts or compensatory plans or arrangements required to be filed as an exhibit.