Form 10-Q
period 2007-06-30
MIDWEST BANC HOLDINGS INC
filed 2007-08-09
CIK 1051379

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2007
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
Large accelerated filer ☐      Accelerated filer ☑      Non-accelerated filer ☐
     Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 8, 2007
Common, par value $0.01	24,405,971

MIDWEST BANC HOLDINGS, INC.
Form 10-Q

i

MIDWEST BANC HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS (Unaudited)
(In thousands)

	June 30,	December 31,
	2007	2006
ASSETS
Cash	$53,832	$91,630
Federal funds sold and other short-term investments	8,861	8,902

Total cash and cash equivalents	62,693	100,532
Securities available-for-sale	639,087	589,981
Securities held-to-maturity (fair value: $40,198 at June 30, 2007 and $44,687 at December 31, 2006)	42,110	45,931

Total securities	681,197	635,912
Federal Reserve and Federal Home Loan Bank stock, at cost	23,683	23,592
Loans held for sale	2,349	2,672
Loans	1,982,672	1,946,816
Allowance for loan losses	(23,724)	(23,229)

Net loans	1,958,948	1,923,587

Cash surrender value of life insurance	66,676	65,220
Premises and equipment, net	22,489	21,960
Other real estate	2,312	2,640
Core deposit and other intangibles, net	9,812	11,273
Goodwill	79,625	79,488
Due from broker	38,321	—
Other assets	74,189	75,170

Total assets	$3,022,294	$2,942,046

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Deposits
Noninterest-bearing	$256,152	$276,381
Interest-bearing	1,801,690	1,681,429

Total deposits	2,057,842	1,957,810

Federal funds purchased	29,000	66,000
Securities sold under agreements to repurchase	282,037	201,079
Advances from the Federal Home Loan Bank	269,911	319,883
Junior subordinated debentures	65,845	65,812
Other liabilities	34,084	44,220

Total liabilities	2,738,719	2,654,804

Commitments and contingencies (see note 10)

Stockholders’ Equity
Preferred stock, $0.01 par value, 1,000,000 shares authorized; none issued	—	—
Common stock, $0.01 par value, 64,000,000 shares authorized; 25,527,853 shares issued and 24,546,924 outstanding at June 30, 2007 and 25,504,095 shares issued and 24,663,417 outstanding at December 31, 2006	255	255
Additional paid-in capital	202,690	200,797
Retained earnings	100,811	97,807
Accumulated other comprehensive loss	(11,861)	(6,273)
Treasury stock, at cost ( 980,929 shares at June 30, 2007 and 840,678 shares at December 31, 2006)	(8,320)	(5,344)

Total stockholders’ equity	283,575	287,242

Total liabilities and stockholders’ equity	$3,022,294	$2,942,046

See accompanying notes to unaudited consolidated financial statements.

MIDWEST BANC HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
(In thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Interest Income
Loans	$36,822	$26,640	$72,880	$51,010
Loans held for sale	48	23	78	40
Securities
Taxable	8,729	7,469	16,292	15,391
Exempt from federal income taxes	462	833	1,162	1,652
Dividends from Federal Reserve and Federal Home Loan Bank stock	226	139	454	276
Federal funds sold and other short-term investments	205	186	392	280

Total interest income	46,492	35,290	91,258	68,649
Interest Expense
Deposits	18,582	12,323	36,481	23,060
Federal funds purchased	393	150	1,092	398
Securities sold under agreements to repurchase	2,563	2,208	4,722	4,879
Advances from the Federal Home Loan Bank	3,670	1,982	7,318	3,521
Junior subordinated debentures	1,315	1,074	2,616	2,077

Total interest expense	26,523	17,737	52,229	33,935

Net interest income	19,969	17,553	39,029	34,714
Provision for loan losses	1,036	5,000	1,681	5,000

Net interest income after provision for loan losses	18,933	12,553	37,348	29,714
Noninterest Income
Customer service fees	1,575	1,415	3,209	2,618
Net gains (losses) on securities transactions	31	—	17	(195)
Gains on sales of loans	225	205	401	296
Insurance and brokerage commissions	541	486	1,114	998
Trust	503	86	896	163
Increase in cash surrender value of life insurance	703	534	1,456	1,024
Gain on extinguishment of debt	—	625	—	1,250
Other	318	250	523	460

Total noninterest income	3,896	3,601	7,616	6,614
Noninterest Expense
Salaries and employee benefits	10,363	7,618	20,810	15,100
Occupancy and equipment	2,190	1,647	4,380	3,103
Professional services	1,087	1,267	2,295	2,347
Marketing	478	587	1,157	1,040
Other real estate owned	7	220	32	189
Other	2,519	1,702	5,051	3,147

Total noninterest expense	16,644	13,041	33,725	24,926

Income before income taxes	6,185	3,113	11,239	11,402
Provision for income taxes	1,078	223	1,720	2,571

Net Income	$5,107	$2,890	$9,519	$8,831

Basic earnings per share	$0.21	$0.13	$0.39	$0.40

Diluted earnings per share	$0.21	$0.13	$0.38	$0.40

Cash dividends declared per common share	$0.13	$0.13	$0.26	$0.25

See accompanying notes to unaudited consolidated financial statements.

MIDWEST BANC HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (Unaudited)
For the Six Months Ended June 30, 2007 and 2006
(In thousands, except share and per share data)

					Accumulated
		Additional			Other		Total
	Common	Paid in	Retained	Restricted	Comprehensive	Treasury	Stockholders’
	Stock	Capital	Earnings	Stock	Loss	Stock	Equity
Balance, December 31, 2005	$221	$134,857	$92,121	$(3,013)	$(7,606)	$(454)	$216,126

Cash dividends declared ($0.25 per share)	—	—	(5,528)	—	—	—	(5,528)

Issuance of common stock upon exercise of 97,163 stock options, net of tax benefit	1	1,643	—	—	—	—	1,644
Reclassification of restricted stock in conjunction with the adoption of FAS 123 (R)	—	(3,013)	—	3,013	—	—	—
Issuance of 29,316 shares of restricted stock	—	—	—	—	—	—	—
Forfeiture of 3,400 shares of restricted stock	—	36	—	—	—	(36)	—
Stock-based compensation	—	813	—	—	—	—	813
Comprehensive income
Net income	—	—	8,831	—	—	—	8,831
Net decrease in fair value of securities classified as available- for-sale, net of income taxes and reclassification adjustments	—	—	—	—	(8,774)	—	(8,774)

Total comprehensive income							57

Balance, June 30, 2006	$222	$134,336	$95,424	$—	$(16,380)	$(490)	$213,112

Balance, December 31, 2006	$255	$200,797	$97,807	$—	$(6,273)	$(5,344)	$287,242

Cash dividends declared ($0.26 per share)	—	—	(6,515)	—	—	—	(6,515)
Issuance of common stock upon exercise of 26,396 stock options, net of tax benefit	—	320	—	—	—	—	320
Purchase of 179,500 shares of treasury stock	—	—	—	—	—	(2,976)	(2,976)
Stock-based compensation	—	1,573	—	—	—	—	1,573
Comprehensive income
Net income	—	—	9,519	—	—	—	9,519
Net decrease in fair value of securities classified as available- for-sale, net of income taxes and reclassification adjustments	—	—	—	—	(5,588)	—	(5,588)

Total comprehensive income							3,931

Balance, June 30, 2007	$255	$202,690	$100,811	$—	$(11,861)	$(8,320)	$283,575

See accompanying notes to unaudited consolidated financial statements.

MIDWEST BANC HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
For the Six Months Ended June 30, 2007 and 2006
(In thousands)

	2007	2006
Cash flows from operating activities
Net income	$9,519	$8,831

Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	1,538	1,206
Provision for loan losses	1,681	5,000
Amortization of other intangibles, net	628	196
Amortization of premiums and discounts on securities, net	451	470
Realized (gain) loss on sale of available-for-sale securities, net	(17)	195
Net gain on sales of loans held for sale	(401)	(296)
Originations of loans held for sale	(36,729)	(26,204)
Proceeds from sales of loans held for sale	37,453	24,773
Increase in cash surrender value of life insurance	(1,456)	(1,024)
Deferred income taxes	4,658	(1,452)
Loss on sale of other real estate, net	12	—
Amortization of deferred stock based compensation	1,515	813
Change in other assets	205	(314)
Change in other liabilities	(10,035)	328

Net cash provided by operating activities	9,022	12,522

Cash flows from investing activities
Sales of securities available-for-sale	70,340	24,687
Maturities of securities available-for-sale	12,035	—
Principal payments on securities	42,039	46,179
Purchases of securities available-for-sale	(217,333)	(10,837)
Maturities of securities held-to-maturity	—	2,025
Loan originations and principal collections, net	(36,411)	(74,923)
Proceeds from sale of other real estate	225	6,182
Investment in life insurance	—	(5,926)
Additions to property and equipment	(2,067)	(1,924)

Net cash used in investing activities	(131,172)	(14,537)

Cash flows from financing activities
Net increase in deposits	99,583	60,683
Proceeds from borrowings	—	200,000
Repayments on borrowings	(50,000)	(100,000)
Cash dividends paid	(6,526)	(5,290)
Change in federal funds purchased and securities sold under agreements to repurchase	43,958	(111,205)
Repurchase of common stock	(2,976)	—
Proceeds from issuance of common or treasury stock under stock and incentive option plan	272	1,184

Net cash provided by financing activities	84,311	45,372

(Decrease) increase in cash and cash equivalents	(37,839)	43,357

Cash and cash equivalents at beginning of period	100,532	70,599

Cash and cash equivalents at end of period	$62,693	$113,956

Supplemental disclosures
Cash paid during period for:
Interest	$49,876	$32,346
Income taxes, net	3,934	736
See accompanying notes to unaudited consolidated financial statements.

MIDWEST BANC HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1 – BASIS OF PRESENTATION
     The consolidated financial statements of Midwest Banc Holdings, Inc. (the “Company”), included herein are unaudited; however, such statements reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation for the interim periods. The Company acquired Royal American Corporation effective July 1, 2006. See Note 3 — Business Combinations for more details. The financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.
     The annualized results of operations for the six months ended June 30, 2007 are not necessarily indicative of the results expected for the full year ending December 31, 2007.
NOTE 2 – NEW ACCOUNTING PRONOUNCEMENTS
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
     In September 2006, FASB issued SFAS No. 157, “Fair Value Measurements,” which defines fair value, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements. SFAS No. 157 applies to other accounting pronouncements that require or permit fair value measurements when FASB has previously concluded in those pronouncements that fair value is the relevant measurement attribute. Accordingly, SFAS No. 157 does not require any new fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 (January 1, 2008 for the Company), and interim periods within those fiscal years, with early adoption permitted. The Company has not chosen to adopt SFAS No. 157 early and has not yet determined the effect, if any, that the adoption of SFAS No. 157 effective January 1, 2008 will have on its results of operations or financial condition.
     In February 2007, FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of SFAS No. 115,” which creates a fair value option allowing an entity to irrevocably elect fair value as the initial and subsequent measurement attribute for certain financial assets and financial liabilities, with changes in fair value recognized in earnings as they occur. SFAS No. 159 also requires an entity to report those financial assets and financial liabilities measured at fair value in a manner that separates those reported fair values from the carrying amounts of assets and liabilities measured using another measurement attribute on the face of the statement of financial position. Lastly, SFAS No. 159 requires an entity to provide information that would allow users to understand the effect on earnings of changes in the fair value on those instruments selected for the fair value election. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007 (January 1, 2008 for the Company), with early adoption permitted. The Company did not elect to adopt SFAS No. 159 under the early adoption provisions and has not yet determined the effect, if any, that the adoption of SFAS No. 159 will have on its results of operations or financial condition.

MIDWEST BANC HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
     In September 2006, the SEC issued Staff Accounting Bulletin (“SAB”) No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements,” to provide guidance in the process of quantifying financial statement misstatements. SAB No. 108 requires registrants to quantify an error under two methods: (1) quantify the misstatement based on the amount of the error originating in the current-year income statement (“Rollover Approach”) and (2) quantify the misstatement based on the effects of correcting the misstatement existing in the balance sheet at the end of the current-year irrespective of the misstatement’s year(s) origination (“Iron Curtain Approach”). Consequently, a registrant’s financial statements would require adjustment when either approach results in quantifying a misstatement that is material, after considering all relevant quantitative and qualitative factors. SAB No. 108 was effective for financial statements issued for fiscal years ending after November 15, 2006. The application of SAB No. 108 as of January 1, 2007 did not have any impact on the Company’s results of operations or financial condition.
NOTE 3 – BUSINESS COMBINATIONS
Royal American Corporation
     Effective July 1, 2006, the Company, as part of its expansion strategy, acquired Royal American Corporation (“Royal American”), a bank holding company, in a cash and stock merger transaction. At acquisition, Royal American had total assets of $561.2 million. The Company’s stock comprised approximately 50% of the purchase price, at an exchange ratio of 3.58429 shares of Company common stock for each Royal American common share, and the remainder was paid in cash at the rate of $80 for each share of Royal American common stock. The Company issued 2.9 million common shares, paid $64.6 million in cash, and incurred $795,000 in costs that were capitalized for a total purchase price of $129.2 million. Royal American was merged into the Company, thus canceling 100% of Royal American’s voting shares outstanding.
     The acquisition of Royal American constituted a business combination under SFAS No. 141, “Business Combinations,” and was accounted for using the purchase method. Accordingly, the purchase price was allocated to the respective assets acquired and liabilities assumed, based on their estimated fair values on the date of acquisition. The excess of purchase price over the fair value of net assets acquired was recorded as goodwill. The purchase price allocation was finalized in the first quarter of 2007.

MIDWEST BANC HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
     The following are the unaudited pro forma consolidated results of operations of the Company for the three and six months ended June 30, 2006 as though Royal American had been acquired as of January 1, 2006.

	Three months ended	Six months ended
	June 30,	June 30,
	2006	2006
Net interest income	$23,203	$45,595
Net income (loss)	(1,638)	5,441
Basic earnings per share	(0.07)	0.22
Diluted earnings per share	(0.07)	0.22
     Included in the pro forma results of operations for the three and six months ended June 30, 2006 were merger costs net of tax of $5.6 million, or $0.22 per diluted share, and $5.8 million, or $0.23 per diluted share, respectively.
Northwest Suburban Bancorp, Inc.
     On March 22, 2007, the Company entered into an agreement and plan of merger with Northwest Suburban Bancorp, Inc. (“Northwest Suburban”), for a cash and stock merger transaction. The Company’s stock will comprise up to 45% of the purchase price, at a value of $42.75 per resulting share of the Company’s common stock, and the remainder will be paid in cash at the rate of $42.75 per Northwest Suburban common share. The actual exchange ratio in the merger will be calculated based upon the volume weighted average price of the Company’s common shares over the 30 trading day period ending on the third trading day before closing, subject to certain limitations described in the definitive agreement and will not exceed 2.4551 or be less than 2.0087 shares of the Company for each share of Northwest Suburban. This transaction is scheduled to close in the fourth quarter of 2007, pending Northwest Suburban stockholder approval. Federal and state regulatory approvals have been received.
     Pursuant to the definitive agreement, Northwest Suburban has the right to terminate the Agreement under certain circumstances based upon the performance of the Company’s common stock. Specifically, if (i) the Company’s volume weighted average price (“VWAP”) for the 30 consecutive trading day period ending on the third trading day prior to the closing date of the acquisition, referred to as the “final VWAP,” is less than $15.4783 (which is equal to 80% of $19.3479, which was the volume weighted average price of the Company’s common stock for the 30 consecutive trading day period ending on March 20, 2007, referred to as the “initial VWAP”), and (ii) the percentage decrease from the initial VWAP to the final VWAP is greater than 15 percentage points lower than the percentage decrease in the NASDAQ Bank Index over the same period of time, then Northwest Suburban will have the right to terminate the definitive agreement, subject to the Company’s right to increase the exchange ratio to a number of shares of Company common stock for each Northwest Suburban share that would result in the value per share of the stock consideration (based on the final VWAP) to be equal to $38.00 per share of Northwest Suburban common stock.
     While Northwest Suburban has not publicly stated whether it would exercise its termination right if the conditions described above are met as of the closing date of the acquisition using data from the reference period, the Company does not currently intend to increase the exchange ratio by any material amount in such event. The parties continue to work towards the closing, but there can be no assurance that the conditions described above and the other conditions set forth in the definitive agreement will be satisfied or waived such that the acquisition will close.

MIDWEST BANC HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
NOTE 4 – SECURITIES
     The following tables set forth the composition of the Company’s securities portfolio by major category.

	June 30, 2007
					Total
	Held-to-Maturity		Available-for-Sale				% of
	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized
	Cost	Value	Cost	Value	Cost	Value	Cost
	(Dollars in thousands)
U.S. Treasury and obligations of U.S. government-sponsored entities	$—	$—	$151,978	$150,252	$151,978	$150,252	21.69%
Obligations of states and political subdivisions	1,685	1,673	46,082	44,878	47,767	46,551	6.82
Mortgage-backed securities	40,425	38,525	372,964	360,243	413,389	398,768	58.98
Equity securities (1)	—	—	76,649	73,420	76,649	73,420	10.94
Other bonds	—	—	11,024	10,294	11,024	10,294	1.57

Total	$42,110	$40,198	$658,697	$639,087	$700,807	$679,285	100.00%

	December 31, 2006
					Total
	Held-to-Maturity		Available-for-Sale				% of
	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized
	Cost	Value	Cost	Value	Cost	Value	Cost
	(Dollars in thousands)
U.S. Treasury and obligations of U.S. government-sponsored entities	$—	$—	$6,958	$6,958	$6,958	$6,958	1.08%
Obligations of states and political subdivisions	1,686	1,697	97,167	96,987	98,853	98,684	15.29
Mortgage-backed securities	44,245	42,990	444,392	434,108	488,637	477,098	75.56
Equity securities (1)	—	—	41,131	41,521	41,131	41,521	6.36
Other bonds	—	—	11,034	10,407	11,034	10,407	1.71

Total	$45,931	$44,687	$600,682	$589,981	$646,613	$634,668	100.00%

(1)	Includes issues from government-sponsored entities (FNMA and FHLMC).

MIDWEST BANC HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
     The following is a summary of the fair value of securities held-to-maturity and available-for-sale with unrealized losses and an aging of those unrealized losses:

	June 30, 2007
	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(In thousands)
Securities available-for-sale:
U.S. Treasury and obligations of U.S. government-sponsored entities (1)	$150,252	$(1,726)	$—	$—	$150,252	$(1,726)
Obligations of states and political subdivisions	34,124	(832)	10,247	(376)	44,371	(1,208)
Mortgage-backed securities:
U.S. government-sponsored entities (1)	9,339	(49)	350,904	(12,672)	360,243	(12,721)
Equity securities (2)	65,049	(3,253)	—	—	65,049	(3,253)
Corporate and other debt securities	—	—	10,294	(730)	10,294	(730)

Total available-for-sale	258,764	(5,860)	371,445	(13,778)	630,209	(19,638)

Securities held-to-maturity:
Obligations of states and political subdivisions	987	(18)	—	—	987	(18)
Mortgage-backed securities:
U.S. government agencies (3)	507	(1)	8,373	(357)	8,880	(358)
U.S. government-sponsored entities (1)	—	—	29,644	(1,541)	29,644	(1,541)

Total held-to-maturity	1,494	(19)	38,017	(1,898)	39,511	(1,917)

Total temporarily impaired securities	$260,258	$(5,879)	$409,462	$(15,676)	$669,720	$(21,555)

(1)	Includes obligations of the Federal Home Loan Mortgage Corporation (FHLMC) and Federal National Mortgage Association (FNMA).

(2)	Includes issues from government-sponsored entities (FNMA and FHLMC).

(3)	Includes obligations of the Government National Mortgage Association (GNMA).
     Management does not believe any individual unrealized loss as of June 30, 2007, identified in the preceding table, represents other-than-temporary impairment. These unrealized losses are primarily attributable to changes in interest rates. The Company has both the intent and ability to hold each of the securities shown in the table for the time necessary to recover its amortized cost. The unrealized loss on available-for-sale securities is included, net of tax, in other comprehensive income.
•	The unrealized loss for U.S. government-sponsored entities mortgage-backed securities relate primarily to debt securities issued by FNMA and FHLMC; each security has a stated maturity date. FNMA is rated Aa3, AA- and A+ by Moody’s, S&P and Fitch, respectively. FHLMC is rated Aa3 and AA- by Moody’s and Fitch, respectively. The mortgage-backed securities are notes with a weighted average maturity of approximately 22 years and a weighted average interest rate of 5.02%.

•	The unrealized losses on corporate and other debt securities relate to securities which were rated A- or better by either Moody’s or S&P. These debt securities have a weighted average maturity of approximately 7 years and a weighted average interest rate of 4.71%.

MIDWEST BANC HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
NOTE 5 – LOANS
     The following table sets forth the composition of the Company’s loan portfolio as of the indicated dates.

	June 30,		December 31,
	2007		2006
		% of Gross		% of Gross
	Amount	Loans	Amount	Loans
	(Dollars in thousands)
Commercial	$426,824	21.5%	$376,944	19.4%
Construction	399,911	20.2	424,181	21.8
Commercial real estate	767,923	38.7	761,742	39.0
Consumer
Home equity	142,039	7.2	147,366	7.6
Other consumer	7,530	0.4	9,373	0.5

Total consumer	149,569	7.6	156,739	8.1
Residential mortgage	238,817	12.0	227,762	11.7

Total loans, gross	1,983,044	100.0%	1,947,368	100.0%
Net deferred fees	(372)		(552)

Total loans, net	$1,982,672		$1,946,816

NOTE 6 – ALLOWANCE FOR LOAN LOSSES
     Following is a summary of changes in the allowance for loan losses:

	Six Months Ended
	June 30,
	2007	2006
	(In thousands)
Balance, January 1	$23,229	$17,760
Provision charged to operations	1,681	5,000

Loans charged off	(2,024)	(2,288)
Recoveries	838	402

Net loans charged off	(1,186)	(1,886)

Balance, June 30	$23,724	$20,874

MIDWEST BANC HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
NOTE 7 – GOODWILL AND INTANGIBLES
     The following table presents the carrying amount and accumulated amortization of intangible assets (in thousands):

	June 30, 2007			December 31, 2006
	Gross Carrying	Accumulated	Net Carrying	Gross Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount
Amortized intangible assets:
Core deposit and other intangibles	$12,906	$(3,094)	$9,812	$13,618	$(2,345)	$11,273
     The amortization of intangible assets was $749,000 for the six months ended June 30, 2007. At June 30, 2007, the projected amortization of intangible assets is $1.5 million for the year ending December 31, 2007, $1.4 million for the year ending December 31, 2008, $1.3 million for the years ending December 31, 2009 and 2010, $1.0 million for the year ending December 31, 2011, and $4.1 million in total for the subsequent years.
     The following table presents the changes in the carrying amount of goodwill and other intangibles during the six months ended June 30, 2007 (in thousands):

		Core Deposit
		and Other
	Goodwill	Intangibles
Balance at beginning of period	$79,488	$11,273
Amortization	—	(749)
Purchase price adjustment	137	—
Core deposit intangible retired (1)	—	(712)

Balance at end of period	$79,625	$9,812

(1)	On January 3, 2003, the Company purchased Big Foot Financial Corp. As a result of this acquisition, the Company had unrecognized tax benefits related to employee severance payments and acquisition costs. These unrecognized tax benefits were recognized in the first quarter of 2007, when the statute of limitations for Internal Revenue Service (“IRS”) audit of the final short period return closed. These unrecognized tax benefits, totaling $429,000, were credited to the core deposit intangible created as a result of the acquisition. A reversal of $283,000 in tax liability established on the date of acquisition was also credited to the core deposit intangible in the first quarter of 2007.

MIDWEST BANC HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
NOTE 8 – EARNINGS PER SHARE

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands, except per share data)	2007	2006	2007	2006
Basic
Net income	$5,107	$2,890	$9,519	$8,831

Weighted average common shares outstanding	24,638	21,942	24,665	21,907

Basic earnings per share	$0.21	$0.13	$0.39	$0.40

Diluted
Net income	$5,107	$2,890	$9,519	$8,831

Weighted average common shares outstanding	24,638	21,942	24,665	21,907
Dilutive effect of stock options	109	211	131	219
Dilutive effect of restricted stock	82	23	85	27

Diluted average common shares	24,829	22,176	24,881	22,153

Diluted earnings per share	$0.21	$0.13	$0.38	$0.40

     Options to purchase 47,750, 71,250, and 27,500 shares at $18.34, $22.03, and $19.43, respectively, were not included in the computation of diluted earnings per share for the three and six months ended June 30, 2007 because the exercise price for the options was greater than the average market price of the common stock for those periods, thus making the options antidilutive.

MIDWEST BANC HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
NOTE 9 – STOCK COMPENSATION AND RESTRICTED STOCK AWARDS
     Under the Company’s Stock and Incentive Plan (the “Plan”), officers, directors, and key employees may be granted incentive stock options to purchase the Company’s common stock at no less than 100% of the market price on the date the option is granted. Options can be granted to become exercisable immediately or in installments of 25% a year on each of the first through the fourth anniversaries of the grant date or may be issued subject to performance targets. In all cases, the options have a maximum term of ten years. The Plan also permits the issuance of nonqualified stock options, stock appreciation rights, restricted stock, and restricted stock units. The Plan authorizes a total of 3,900,000 shares for issuance. There are 2,057,941 shares remaining for issuance under the Plan at June 30, 2007. In the past, the Company has issued treasury shares in conjunction with the exercise of stock options or grants of restricted stock. Beginning in 2006, it became the Company’s policy to issue new shares of its common stock in conjunction with the exercise of stock options or grants of restricted stock.
     During the first half of 2007, 26,396 employee stock options were exercised. As a result of the exercises of employee stock options, the Company received $272,000 in cash and realized a tax benefit of $52,000. Total employee stock options outstanding at June 30, 2007 were 490,449 with exercise prices ranging between $8.50 and $22.03, or a weighted average exercise price of $13.98, and expiration dates between 2007 and 2015. All options granted had an exercise price equal to or greater than the market price of the underlying common stock at date of grant. No stock options were granted in 2007 or 2006.
     The Company adopted SFAS No. 123(R), “Share-Based Payment,” in the first quarter of 2006 using the modified prospective application. Employee compensation expense for stock options previously granted was recorded in the consolidated income statement based on the grant’s vesting schedule. Forfeitures of stock option grants are estimated for those stock options where the requisite service is not expected to be rendered. The grant-date fair value for each grant was calculated using the Black-Scholes option pricing model. For the three and six months ended June 30, 2007, employee compensation expense related to stock options was $5,000 and $11,000, respectively, compared to $60,000 and $145,000 for the three and six months ended June 30, 2006. The total compensation cost related to nonvested stock options not yet recognized was $65,000 at June 30, 2007 and the weighted average period over which this cost is expected to be recognized is 36 months.
     Under the Plan, officers, directors, and key employees may also be granted restricted shares of the Company’s common stock. Holders of restricted shares are entitled to receive cash dividends paid to the Company’s common stockholders and have the right to vote the restricted shares prior to vesting. The existing restricted shares grants vest over a certain time period not exceeding five years and may be accelerated subject to achieving certain performance targets. Compensation expense for the restricted shares equals the market price of the related stock at the date of grant and is amortized on a straight-line basis over the vesting period assuming certain performance targets are met when applicable. All restricted shares had a grant-date fair value equal to the market price of the underlying common stock at date of grant.
     For the three and six months ended June 30, 2007, the Company recognized $757,000 and $1.5 million, respectively, in compensation expense related to the restricted stock grants compared to $334,000 and $668,000 for the three and six months ended June 30, 2006. The total compensation cost related to nonvested restricted shares not yet recognized was $6.4 million at June 30, 2007 and the weighted average period over which this cost is expected to be recognized is 33 months.

MIDWEST BANC HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
NOTE 10 – OFF-BALANCE-SHEET RISK
     The Company is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet financing needs of customers. Since many commitments to extend credit expire without being used, the amounts below do not necessarily represent future cash commitments. These financial instruments include lines of credit, letters of credit, and commitments to extend credit. These are summarized as follows as of June 30, 2007:

	Amount of Commitment Expiration Per Period
	Within			After
	1 Year	1-3 Years	4-5 Years	5 Years	Total
	(In thousands)
Lines of Credit:
Commercial real estate	$212,844	$29,234	$1,179	$—	$243,257
Consumer real estate	38,333	11,710	30,037	35,430	115,510
Consumer	—	—	—	1,859	1,859
Commercial	225,384	16,841	1,629	2,785	246,639
Letters of credit	41,682	14,155	14,294	375	70,506
Commitments to extend credit	114,446	—	—	—	114,446

Total commitments	$632,689	$71,940	$47,139	$40,449	$792,217

     At June 30, 2007, commitments to extend credit included $46.1 million of fixed rate loan commitments. These commitments are due to expire within 30 to 90 days of issuance and have rates ranging from 6.75% to 8.00%. Substantially all of the unused lines of credit are at adjustable rates of interest.
     In the normal course of business, the Company is involved in various legal proceedings. In the opinion of management, any liability resulting from such proceedings would not have a material adverse effect on the Company’s financial position or results of operations.
NOTE 11 – INCOME TAXES
     The difference between the provision for income taxes in the consolidated financial statements and amounts computed by applying the current federal statutory income tax rate of 35% to income before income taxes is reconciled as follows:

	Three Months Ended June 30,				Six Months Ended June 30,
	2007		2006		2007		2006
	(In thousands)
Income taxes computed at the statutory rate	$2,165	35.0%	$1,089	35.0%	$3,934	35.0%	$3,991	35.0%
Tax-exempt interest income on securities and loans	(158)	(2.6)	(277)	(8.9)	(384)	(3.4)	(556)	(4.9)
General business credits	(110)	(1.8)	(30)	(1.0)	(220)	(2.0)	(60)	(0.5)
State income taxes, net of federal tax benefit due to state operating loss	(276)	(4.4)	(198)	(6.4)	(517)	(4.6)	(36)	(0.3)
Life insurance cash surrender value increase, net of premiums	(246)	(4.0)	(187)	(6.0)	(510)	(4.5)	(359)	(3.1)
Dividends received deduction	(302)	(4.9)	(225)	(7.2)	(612)	(5.4)	(445)	(3.9)
Nondeductible meals and entertainment	10	0.2	5	0.2	19	0.1	9	0.1
Stock based compensation, net	(4)	(0.1)	33	1.1	—	—	33	0.3
Other	(1)	—	13	0.4	10	0.1	(6)	(0.1)

Total provision for income taxes	$1,078	17.4%	$223	22.6%	$1,720	15.3%	$2,571	22.6%

MIDWEST BANC HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
     The Company adopted the provisions of FIN No. 48, “Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109,” on January 1, 2007. The adoption of this standard did not have an impact on the Company’s consolidated financial position and results of operations. The Company recognizes interest accrued related to unrecognized tax benefits in income tax expense and penalties, if any, in other expenses. As of the date of adoption, the Company had approximately $15,000 of interest accrued for potential income tax exposures and $526,000 of unrecognized tax benefits that, if recognized, would affect the effective tax rate and $429,000 of unrecognized tax benefits that, if recognized, would not affect the effective tax rate. On January 3, 2003, Midwest Banc Holdings, Inc. purchased Big Foot Financial Corp. As a result of the acquisition, the Company had unrecognized tax benefits related to employee severance payments and acquisition costs. These unrecognized tax benefits were recognized in the first quarter of 2007, when the statute of limitations for IRS audit of the final short period return closed. These unrecognized tax benefits, totaling $429,000, were credited to a core deposit intangible as a result of the acquisition. There were no other material changes in the unrecognized tax benefits.
     The Company is currently under audit by the Illinois Department of Revenue for the years 2003 through 2005. It is thus reasonably possible that significant changes in the gross balance of unrecognized tax benefits may occur within the next 12 months (an estimate of the range of such gross changes cannot be made), but the Company does not anticipate any adjustments that would result in a significant change to its effective tax rate because the changes would likely be temporary in nature. Years that remain subject to examination include Illinois from 2003 to present and Indiana from 2005 to present. An IRS audit for the years 2002 to 2005 was completed during the second quarter of 2007 and there were no changes made to the reported tax amounts for those years.

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
     Expand and diversify loan portfolio. The Company has increased its staff of commercial loan officers and assigned more aggressive goals for loan origination. The Royal American acquisition significantly contributed to the diversification of the loan portfolio along with adding seasoned management with strong credit and new business development skills. Further growth is expected in commercial and industrial lending, as construction lending continues to decline as a percentage of the total loan portfolio. Beyond loan growth itself, the Company is seeking more commercial and industrial loans and retail loans to reduce its dependence on real estate lending in the Bank’s markets.
     Expand deposit base. To fund loan growth, the Company is focused on deposit generation, including demand deposits, interest-bearing demand deposits, money market, and savings accounts. The Royal American acquisition added a strong core deposit base. The Company has changed and expanded staffing and management at its banking centers and initiated a number of customer outreach initiatives to expand deposits in a highly competitive market environment. The Company maintains a performance-driven sales environment and seeks to increase customer activity in its branches. The competitive Chicago market continues to be a challenging environment for attracting low cost core deposits.
     Expand footprint in Chicago market. The Company plans to expand in the Chicago market through acquisitions and selective branch opportunities, in addition to internal growth. The Company consummated the acquisition of Royal American Corporation as of July 1, 2006, as discussed further in Note 3 of the Notes to the Unaudited Consolidated Financial Statements, which expanded the Company’s number of branches from 18 to 24.

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
     On March 22, 2007, the Company entered into an agreement and plan of merger with Northwest Suburban Bancorp, Inc. (“Northwest Suburban”), for a cash and stock merger transaction. The Company’s stock will comprise up to 45% of the purchase price, at a value of $42.75 per resulting share of the Company’s common stock, and the remainder will be paid in cash at the rate of $42.75 per Northwest Suburban common share. The actual exchange ratio in the merger will be calculated based upon the volume weighted average price of the Company’s common shares over the 30 trading day period ending on the third trading day before closing, subject to certain limitations described in the definitive agreement and will not exceed 2.4551 or be less than 2.0087 shares of the Company for each share of Northwest Suburban. This transaction is scheduled to close in the fourth quarter of 2007, pending Northwest Suburban stockholder approval. Both federal and state regulatory approvals have been received.
     Pursuant to the definitive agreement, Northwest Suburban has the right to terminate the Agreement under certain circumstances based upon the performance of the Company’s common stock. Specifically, if (i) the Company’s volume weighted average price for the 30 consecutive trading day period ending on the third trading day prior to the closing date of the acquisition, referred to as the “final VWAP,” is less than $15.4783 (which is equal to 80% of $19.3479, which was the volume weighted average price of the Company’s common stock for the 30 consecutive trading day period ending on March 20, 2007, referred to as the “initial VWAP”), and (ii) the percentage decrease from the initial VWAP to the final VWAP is greater than 15 percentage points lower than the percentage decrease in the NASDAQ Bank Index over the same period of time, then Northwest Suburban will have the right to terminate the definitive agreement, subject to the Company’s right to increase the exchange ratio to a number of shares of Company common stock for each Northwest Suburban share that would result in the value per share of the stock consideration (based on the final VWAP) to be equal to $38.00 per share of Northwest Suburban common stock.
     While Northwest Suburban has not publicly stated whether it would exercise its termination right if the conditions described above are met as of the closing date of the acquisition using data from the reference period, the Company does not currently intend to increase the exchange ratio by any material amount in such event. The parties continue to work towards the closing, but there can be no assurance that the conditions described above and the other conditions set forth in the definitive agreement will be satisfied or waived such that the acquisition will close.
     This acquisition will add five more branches and make the Company the 18th largest bank in the Chicago area, based on deposits. It will expand the Company’s geographic footprint in the northwest suburbs. Northwest

Suburban’s branch locations in Des Plaines, Lakemoor, Lake Zurich, Mount Prospect, and North Barrington provide a complimentary footprint for the Company’s branches in northwest Cook, Lake, and McHenry counties. In addition, the Company believes that its acquisition will further expand and diversify its loan portfolio, expand its deposit base, and expand noninterest income.
     Expand noninterest income. The Company is focusing on opportunities to build the contribution of fees as a percentage of revenue, emphasizing corporate cash management, insurance and investment services, and trust services.
     The Company continues to pursue all opportunities to grow revenue and control expenses. The Company entered into two new business arrangements which should assist in reaching these objectives.
•	In June 2007, the Company entered into an arrangement to outsource janitorial services at three of its largest offices. Annual savings of over $100,000 are expected; and if the arrangement works as anticipated, it may be expanded to include additional offices.

•	In July 2007, the Company entered into a joint marketing arrangement with Chicago Bancorp (CBI). CBI is the largest privately held mortgage bank in Chicago. Through this arrangement, approximately fifteen of the Company’s employees will become employees of CBI. They, along with other CBI employees, will provide residential mortgage services to the Company’s customers. CBI will also refer individual residential land and construction loan opportunities to the Company along with deposit, home equity loan and commercial real estate opportunities. Management believes that this arrangement will enable the Company to provide better service and better pricing to our customers while also providing us with a high quality source of additional loan volume. Annualized expense savings are anticipated to exceed $1.0 million.
     Management believes its growth strategies to be fundamentally sound and based on reasonable opportunities available in the Chicago market. The Company has established internal benchmarks for each growth initiative and has taken a number of steps to align compensation with achievement of these benchmarks.

Selected Consolidated Financial Data
     The following table sets forth certain selected consolidated financial data at or for the periods indicated.

	At or For the Three Months Ended			At or For the Six Months Ended
	June 30,		March 31,	June 30,
	2007	2006	2007	2007	2006
	(Dollars in thousands, except per share data)
Statement of Income Data:
Total interest income	$46,492	$35,290	$44,766	$91,258	$68,649
Total interest expense	26,523	17,737	25,706	52,229	33,935

Net interest income	19,969	17,553	19,060	39,029	34,714
Provision for loan losses	1,036	5,000	645	1,681	5,000
Noninterest income	3,896	3,601	3,720	7,616	6,614
Noninterest expenses	16,644	13,041	17,081	33,725	24,926

Income before income taxes	6,185	3,113	5,054	11,239	11,402
Provision for income taxes	1,078	223	642	1,720	2,571

Net income	$5,107	$2,890	$4,412	$9,519	$8,831

Per Share Data:
Earnings per share (basic)	$0.21	$0.13	$0.18	$0.39	$0.40
Earnings per share (diluted)	0.21	0.13	0.18	0.38	0.40
Cash dividends declared	0.13	0.13	0.13	0.26	0.25
Book value at end of period	11.55	9.71	11.76	11.55	9.71
Tangible book value at end of period	7.91	9.60	8.12	7.91	9.60
Selected Financial Ratios:
Return on average assets (1)	0.68%	0.50%	0.60%	0.64%	0.77%
Return on average equity (2)	7.07	5.31	6.20	6.64	8.16
Dividend payout ratio	63.60	100.24	74.07	68.45	62.60
Average equity to average assets	9.62	9.42	9.74	9.68	9.44
Tier 1 risk-based capital	11.76	16.22	12.02	11.76	16.22
Total risk-based capital	12.81	17.44	13.10	12.81	17.44
Net interest margin (tax equivalent) (3)(4)	3.05	3.46	3.01	3.03	3.43
Loan to deposit ratio	96.35	89.82	97.19	96.35	89.82
Net overhead expense to average assets (5)	1.70	1.63	1.82	1.76	1.58
Efficiency ratio (6)	65.78	57.38	69.83	67.77	56.31
Loan Quality Ratios:
Allowance for loan losses to total loans at the end of period	1.20	1.47	1.23	1.20	1.47
Provision for loan losses to total loans	0.21	1.41	0.13	0.17	0.71
Net loans charged off to average total loans	0.27	0.53	(0.03)	0.12	0.27
Nonaccrual loans to total loans at the end of period (7)	2.20	0.77	2.14	2.20	0.77
Nonperforming assets to total assets (8)	1.52	0.68	1.48	1.52	0.68
Allowance for loan losses to nonaccrual loans	0.54x	1.91x	0.58x	0.54x	1.91x
Balance Sheet Data:
Total assets	$3,022,294	$2,361,602	$2,980,631	$3,022,294	$2,361,602
Total earning assets	2,698,762	2,170,311	2,685,977	2,698,762	2,170,311
Average assets	3,013,039	2,319,713	2,966,039	2,989,670	2,311,586
Loans	1,982,672	1,422,830	1,950,613	1,982,672	1,422,830
Allowance for loan losses	23,724	20,874	24,028	23,724	20,874
Deposits	2,057,842	1,584,067	2,007,000	2,057,842	1,584,067
Borrowings	646,793	527,275	643,795	646,793	527,275
Stockholders’ equity	283,575	213,112	290,499	283,575	213,112
Tangible stockholders’ equity (9)	194,138	210,629	200,711	194,138	210,629

(1)	Net income divided by average assets.

(2)	Net income divided by average equity.

(3)	Net interest income, on a fully tax-equivalent basis, divided by average earning assets.

(4)	The following table reconciles reported net interest income on a fully tax-equivalent basis for the periods presented:

	Three Months Ended			Six Months Ended
	June 30,		March 31,	June 30,
	2007	2006	2007	2007	2006
Net interest income	$19,969	$17,553	$19,060	$39,029	$34,714
Tax-equivalent adjustment to net interest income	836	943	979	1,815	1,872

Net interest income, fully tax-equivalent basis	$20,805	$18,496	$20,039	$40,844	$36,586

(5)	Noninterest expense less noninterest income, excluding security gains or losses, divided by average assets.

(6)	Noninterest income, excluding security gains or losses, plus net interest income on a fully tax-equivalent basis divided by noninterest expense excluding amortization and other real estate expense.

(7)	Includes total nonaccrual, impaired and all other loans 90 days or more past due.

(8)	Includes total nonaccrual, all other loans 90 days or more past due, and other real estate owned.

(9)	Stockholders’ equity less goodwill, core deposits and other intangible assets. The following table reconciles reported stockholders’ equity to tangible stockholders’ equity for the periods presented:

	At June 30,		At March 31,
	2007	2006	2007
Stockholders’ equity	$283,575	$213,112	$290,499
Core deposit intangible and other intangibles, net	9,812	1,592	10,163
Goodwill	79,625	891	79,625

Tangible stockholders’ equity	$194,138	$210,629	$200,711

Results of Operations – Three Months Ended
June 30, 2007 and 2006
     Set forth below are some highlights of the second quarter 2007 results compared to the second quarter of 2006 and first quarter of 2007.
•	Basic and diluted earnings per share for the three months ended June 30, 2007 were $0.21 compared to $0.13 for the comparable period in 2006 and $0.18 for the first quarter of 2007.

•	Net income for the second quarter of 2007 was $5.1 million, a 76.7% increase when compared to $2.9 million for the second quarter of 2006, and a 15.8% increase when compared to the first quarter of 2007.

•	Top line revenue (net interest income plus noninterest income) increased by $2.7 million, or 51.3% on an annualized basis, to $23.9 million for the second quarter of 2007 compared to $21.2 million for the same period in 2006 and by $1.1 million, or 19.1% on an annualized basis, compared to $22.8 million in the prior quarter.

•	Net interest income increased 13.8% to $20.0 million in the second quarter of 2007 compared to $17.6 million in the second quarter of 2006 as a result of the Royal American acquisition and internal loan growth. Despite the continuing challenge in the interest rate environment, the net interest margin increased to 3.05% in the second quarter of 2007, compared to 3.01% in the first quarter of 2007. The net interest margin was 3.46% in the second quarter of 2006.

•	Interest income increased 31.7% to $46.5 million in the second quarter of 2007 compared to $35.3 million for the comparable period in 2006, primarily due to the increase in loans following the Royal American acquisition. Interest income increased $1.7 million from $44.8 million when compared to the first quarter of 2007.

•	The one large problem credit (“Large Problem Credit”) that was first publicly discussed on July 20, 2006 continues to adversely affect the net interest margin. The Large Problem Credit accounted for $28.9 million of nonaccrual loans thereby reducing the net interest margin by 10 basis points for the three and six months ended June 30, 2007.

•	The annualized return on average assets for the three months ended June 30, 2007 was 0.68% compared to 0.50% for the similar period in 2006 and 0.60% for the first quarter of 2007.

•	The annualized return on average equity for the three months ended June 30, 2007 increased to 7.07% from 5.31% for the similar period in 2006 and 6.20% for the first quarter of 2007.

•	The provision for loan losses was $1.0 million in the second quarter of 2007 compared to $5.0 million for the comparable period in 2006, as a result of the downgrading of the Large Problem Credit at June 30, 2006, and $645,000 in the first quarter of 2007.

•	Noninterest income increased 8.2% to $3.9 million in the second quarter of 2007 compared to $3.6 million in the second quarter of 2006. Excluding the second quarter 2006 gain on extinguishment of debt, noninterest income for the second quarter of 2007 increased by 30.9% from the second quarter of 2006. Noninterest income was higher primarily due to increases in trust business, the deposit base, and bank owned life insurance assets resulting from the Royal American transaction. Noninterest income increased 4.7% from $3.7 million in the first quarter of 2007 mainly due to the increase in trust income and gains on sale of loans.

•	Noninterest expenses increased 27.6% to $16.6 million in the second quarter of 2007 compared to $13.0 million in the second quarter of 2006, mainly as a result of the Royal American transaction. Noninterest expenses decreased $437,000 when compared to the first quarter of 2007 due to a decrease in marketing and professional services expense.
     Set forth below are some highlights of the six months ended June 30, 2007 results compared to the results for the six months ended June 30, 2006.
•	Basic and diluted earnings per share for the six months ended June 30, 2007 were $0.39 and $0.38, respectively, compared to $0.40 for both basic and diluted for the same period in 2006.

•	Net interest income increased 12.4% to $39.0 million in the first half of 2007 compared to $34.7 million in the first half of 2006 as a result of the Royal American acquisition and internal loan growth. The net interest margin was 3.03% for the six months ended June 30, 2007 compared to 3.43% for the similar period of 2006.

•	Interest income increased 32.9% to $91.3 million in the first six months of 2007 compared to $68.6 million for the comparable period in 2006, primarily due to the increase in loans following the Royal American acquisition.

•	The annualized return on average assets for the six months ended June 30, 2007 was 0.64% compared to 0.77% for the similar period in 2006.

•	The annualized return on average equity for the six months ended June 30, 2007 was 6.64% compared to 8.16% for the similar period in 2006.

•	The provision for loan losses was $1.7 million in the first half of 2007 compared to $5.0 million for the comparable period in 2006, as a result of the downgrading of the Large Problem Credit at June 30, 2006.

•	Noninterest income increased 15.2% to $7.6 million in the first six months of 2007 compared to $6.6 million in the same period of 2006 primarily due to increases in trust assets and the deposit base resulting from the Royal American transaction.

•	Noninterest expenses increased 35.3% to $33.7 million in the first half of 2007 compared to $24.9 million in the first half of 2006, mainly as a result of the Royal American transaction.

Net Interest Income
     The following table sets forth the average balances, net interest income on a tax equivalent basis and expense and average yields and rates for the Company’s interest-earning assets and interest-bearing liabilities for the indicated periods.

	For the Three Months Ended
	June 30, 2007			June 30, 2006			March 31, 2007
	Average		Average	Average		Average	Average		Average
	Balance	Interest	Rate	Balance	Interest	Rate	Balance	Interest	Rate
	(Dollars in thousands)
Interest-Earning Assets:
Federal funds sold and interest-bearing deposits due from banks	$16,857	205	4.86%	$11,834	$186	6.29%	$15,987	$187	4.68%
Securities:
Taxable(1)	678,766	9,261	5.46	601,238	7,893	5.25	603,622	8,107	5.37
Exempt from federal income taxes(1)	47,768	711	5.95	87,396	1,281	5.86	73,379	1,077	5.87

Total securities	726,534	9,972	5.49	688,634	9,174	5.32	677,001	9,184	5.44

FRB and FHLB stock	23,688	226	3.82	14,851	139	3.74	23,592	228	3.87
Loans held for sale	3,011	48	6.38	1,513	23	6.08	2,004	30	5.99
Loans:
Commercial loans(1)(3)(4)	413,416	8,134	7.87	208,637	4,172	8.00	392,953	7,677	7.81
Commercial real estate loans(1)(3)(4)(6)	1,257,438	23,757	7.56	979,351	18,655	7.62	1,263,819	23,522	7.44
Agricultural loans(1)(3)(4)	3,538	72	8.14	2,540	49	7.72	2,849	56	7.86
Consumer real estate loans(3)(4)(6)	277,562	4,730	6.82	226,400	3,745	6.62	276,542	4,674	6.76
Consumer installment loans(3)(4)	9,483	184	7.76	4,557	90	7.90	10,297	187	7.26

Total loans	1,961,437	36,877	7.52	1,421,485	26,711	7.52	1,946,460	36,116	7.44

Total interest-earning assets	$2,731,527	$47,328	6.92%	$2,138,317	$36,233	6.76%	$2,665,044	$45,745	6.88%

Noninterest-Earning Assets:
Cash	$49,301			$49,908			$71,088
Premises and equipment, net	22,279			22,503			22,004
Allowance for loan losses	(23,807)			(17,630)			(24,907)
Other assets	233,739			126,615			232,810

Total noninterest-earning assets	281,512			181,396			300,995

Total assets	$3,013,039			$2,319,713			$2,966,039

Interest-Bearing Liabilities:
Deposits:
Interest-bearing demand deposits	$171,671	$792	1.85%	$136,094	$269	0.79%	$163,108	$730	1.79%
Money-market demand and savings accounts	362,692	2,380	2.62	276,221	1,158	1.68	378,039	2,446	2.59
Time deposits less than $100,000	736,665	8,917	4.84	758,439	7,685	4.05	731,217	8,639	4.73
Time deposits of $100,000 or more	495,549	6,493	5.24	260,695	3,068	4.71	466,924	6,084	5.21
Public funds	—	—	—	12,539	143	4.56	—	—	—

Total interest-bearing deposits	1,766,577	18,582	4.21	1,443,988	12,323	3.40	1,739,288	17,899	4.12
Borrowings:
Federal funds purchased and repurchase agreements	283,571	2,956	4.17	207,660	2,358	4.54	256,322	2,858	4.46
FHLB advances	318,256	3,670	4.61	206,594	1,982	3.84	319,890	3,648	4.56
Notes payable and other borrowings	65,837	1,315	7.99	55,672	1,074	7.72	65,820	1,301	7.91

Total borrowings	667,664	7,941	4.76	469,926	5,414	4.60	642,032	7,807	4.88

Total noninterest-bearing liabilities	$2,434,241	$26,523	4.36%	$1,913,914	$17,737	3.72%	$2,381,320	$25,706	4.32%

Noninterest-Bearing Liabilities:
Noninterest-bearing demand deposits	$254,679			$161,485			$256,433
Other liabilities	34,359			25,809			39,503

Total interest-bearing liabilities	289,038			187,294			295,936
Stockholders’ equity	289,760			218,505			288,783

Total liabilities and stockholders’ equity	$3,013,039			$2,319,713			$2,966,039

Net interest income (tax equivalent)(1)(5)		$20,805	2.56%		$18,496	3.04%		$20,039	2.56%

Net interest margin (tax equivalent)(1)			3.05%			3.46%			3.01%

Net interest income(2)(5)		$19,969			$17,553			$19,060

Net interest margin(2)			2.92%			3.28%			2.86%

(1)	Adjusted for 35% tax rate and adjusted for the dividends-received deduction where applicable.

(2)	Not adjusted for 35% tax rate or for the dividends-received deduction.

(3)	Nonaccrual loans are included in the average balance; however, these loans are not earning any interest.

(4)	Includes loan fees.

(5)	The following table reconciles reported net interest income on a tax equivalent basis for the periods presented:

	For the three months ended,
	June 30,	June 30,	March 31,
	2007	2006	2007
Net interest income	$19,969	$17,553	$19,060
Tax equivalent adjustment to net interest income	836	943	979

Net interest income, tax equivalent basis	$20,805	$18,496	$20,039

(6)	Includes construction loans.

	For the Six Months Ended
	June 30, 2007			June 30, 2006
	Average		Average	Average		Average
	Balance	Interest	Rate	Balance	Interest	Rate
	(Dollars in thousands)
Interest-Earning Assets:
Federal funds sold and interest-bearing deposits due from banks	$16,425	$392	4.77%	$10,892	$280	5.14%
Securities:
Taxable(1)	641,112	17,368	5.42	626,512	16,230	5.18
Exempt from federal income taxes(1)	60,803	1,788	5.88	86,503	2,542	5.88

Total securities	701,915	19,156	5.46	713,015	18,772	5.26
FRB and FHLB stock	23,630	454	3.84	14,757	276	3.74
Loans held for sale	2,510	78	6.22	1,334	40	6.00
Loans:
Commercial loans(1)(3)(4)	403,241	15,811	7.84	202,269	7,876	7.79
Commercial real estate loans(1)(3)(4)	1,260,611	47,279	7.50	963,188	35,815	7.44
Agricultural loans(3)(4)	3,195	128	8.01	2,276	86	7.56
Consumer real estate loans(3)(4)	277,055	9,404	6.79	222,643	7,203	6.47
Consumer installment loans(3)(4)	9,888	371	7.50	4,500	173	7.69

Total loans	1,953,990	72,993	7.48	1,394,876	51,153	7.34

Total interest-earning assets	$2,698,470	$93,073	6.90%	$2,134,874	$70,521	6.60%

Noninterest-Earning Assets:
Cash	$60,134			$50,151
Premises and equipment, net	22,142			22,268
Allowance for loan losses	(24,354)			(17,931)
Other assets	233,278			122,224

Total noninterest-earning assets	291,200			176,712

Total assets	$2,989,670			$2,311,586

Interest-Bearing Liabilities:
Deposits:
Interest-bearing demand deposits	$167,413	$1,522	1.82%	$140,328	$549	0.78%
Money-market demand and savings accounts	370,323	4,826	2.61	285,062	2,373	1.66
Time deposits less than $100,000	733,956	17,556	4.78	760,415	14,760	3.88
Time deposits of $100,000 or more	481,316	12,577	5.23	224,170	5,087	4.54
Public funds	—	—	—	13,199	291	4.41

Total interest-bearing deposits	1,753,008	36,481	4.16	1,423,174	23,060	3.24
Borrowings:
Federal funds purchased and repurchase agreements	270,023	5,814	4.31	245,813	5,277	4.29
FHLB advances	319,068	7,318	4.59	188,674	3,521	3.73
Notes payable and other borrowings	65,828	2,616	7.95	55,672	2,077	7.46

Total borrowings	654,919	15,748	4.80	490,159	10,875	4.44

Total interest-bearing liabilities	$2,407,927	$52,229	4.34%	$1,913,333	$33,935	3.54%

Noninterest-Bearing Liabilities:
Noninterest-bearing demand deposits	$255,551			$155,245
Other liabilities	36,918			24,825

Total noninterest-bearing liabilities	292,469			180,070
Stockholders’ equity	289,274			218,183

Total liabilities and stockholders’ equity	$2,989,670			$2,311,586

Net interest income (tax equivalent)(1)(5)		$40,844	2.56%		$36,586	3.06%

Net interest margin (tax equivalent)(1)			3.03%			3.43%

Net interest income(2)(5)		$39,029			$34,714

Net interest margin(2)			2.89%			3.25%

(1)	Adjusted for 35% tax rate and adjusted for the dividends-received deduction where applicable.

(2)	Not adjusted for 35% tax rate or for the dividends-received deduction.

(3)	Nonaccrual loans are included in the average balance; however, these loans are not earning any interest.

(4)	Includes loan fees which are immaterial.

(5)	The following table reconciles reported net interest income on a tax equivalent basis for the periods presented:

	For the six months ended,
	June 30,
	2007	2006
Net interest income	$39,029	$34,714
Tax equivalent adjustment to net interest income	1,815	1,872

Net interest income, tax equivalent basis	$40,844	$36,586

(6)	Includes construction loans.
     Net interest income is the difference between interest income and fees on earning assets and interest expense on deposits and borrowings. Net interest margin represents net interest income on a tax equivalent basis as a percentage of average earning assets during the period.
     Net interest income rose by $2.4 million, or 13.8%, to $20.0 million in the second quarter of 2007 compared to the same period in 2006 and by $909,000, or 4.8%, compared to the previous quarter. Net interest income grew by $4.3 million, or 12.4%, to $39.0 million in the first half of 2007 compared to the first half of 2006. Despite the continuation of the inverted yield curve during the second quarter, the Company’s net interest margin improved from the last quarter. The net interest margin, on a tax equivalent basis, increased to 3.05% for the second quarter of 2007 compared to 3.01% for the prior quarter. Loan growth and higher yields on earning-assets contributed to the improvement of the net interest margin on a quarter-to-date basis. When compared to the second quarter of 2006, the net interest margin decreased by 41 basis points from 3.46%. The net interest margin declined to 3.03% for the six months ended June 30, 2007 compared to 3.43% for the same period in 2006. The net interest margin decreased compared to 2006 as a result of the higher cost of funds, mainly deposits. The Large Problem Credit reduced the net interest margin by 10 basis points for the quarter and six months ended June 30, 2007.
     All of the balances of earning assets and interest-bearing liabilities were affected by the Royal American acquisition in July 2006. Except as noted below, the increases were primarily due to the Royal American acquisition. See the table in the Financial Condition section, which illustrates the changes in the balance sheet at June 30, 2007 compared to June 30, 2006 excluding the Royal American acquisition effective on July 1, 2006.
     Trends in average earning assets include:
•	Yields on average earning assets increased 16 basis points in the second quarter of 2007 compared to the second quarter of 2006, and average balances on earning assets increased by $593.2 million. Yields on average earning assets increased by 4 basis points compared to the first quarter of 2007. Yields on average earning assets increased 30 basis points in the first six months of 2007 compared to the similar period in 2006, and average balances increased by $563.6 million. Loan growth and an increase in rates contributed to these increases.

•	Average yields on loans for the second quarter of 2007 increased by 8 basis points to 7.52% compared to the first quarter of 2007 but were flat compared to the same period in 2006. For the first six months of 2007, average yields earned on loans increased by 14 basis points to 7.48% compared to the first half of 2006. Average loans increased by $540.0 million in the quarter ended June 30, 2007 compared to the same period in 2006. Compared to the first quarter of 2007, average balances rose $15.0 million, as a result of the growth in commercial loans. Average loans increased by $559.1 million in the first half of 2007 compared to the same period in 2006.

•	Yields on average securities increased 17 basis points and balances increased by $37.9 million in the second quarter of 2007 compared to the similar period in 2006. Yields on average securities increased slightly by 5 basis points compared to the first quarter of 2007, while average balances increased by $49.5 million. Yields on average securities increased 20 basis points in the first six months of 2007 compared to the similar period in 2006, while average balances decreased by $11.1 million. Yields on average securities increased as a result of the sale of certain municipal bonds and mortgage-backed securities and the investment in higher-yielding U.S. government-sponsored entities during 2007.
     Trends in interest-bearing liabilities include:
•	The Company’s cost of funds increased by 4 basis points on a linked-quarter basis as a result of increased rates paid on interest-bearing deposits. Average interest-bearing liabilities increased by $52.9 million during the second quarter of 2007 compared to the prior quarter, primarily to fund loan growth. Yields on average interest-bearing liabilities increased by 64 basis points, and average balances increased $520.3 million in the second quarter of 2007 compared to the similar period in 2006. When compared to the first half of 2006, the cost of funds increased by 80 basis points to 4.34% for the first half of 2007, while average interest-bearing liabilities increased $494.6 million.

•	Average interest-bearing deposits increased by $322.6 million while average rates increased 81 basis points in the second quarter of 2007 compared to the similar period of 2006. Average rates paid on interest-bearing deposits increased by 9 basis points to 4.21% for the second quarter of 2007 compared to the first quarter of 2007, while average balances increased by $27.3 million. Most of this increase was in certificates of deposit, mainly brokered certificates of deposit, which at times, are less costly than customer certificates of deposits. Yields on average interest-bearing deposits increased 92 basis points in the first six months of 2007 compared to the similar period in 2006, and average balances increased by $329.8 million.

•	Average interest-bearing demand deposit, money market, and savings accounts increased by $122.0 million for the second quarter of 2007 compared to June 30, 2006 but decreased by $6.8 million compared to March 31, 2007. On a year-to-date basis, average interest-bearing demand deposit, money market, and savings accounts increased by $112.3 million compared to June 30, 2006. The Company continues to focus its marketing efforts to increase core deposits to alleviate margin pressure.

•	The migration of demand deposit, interest-bearing demand deposit, money market, and savings accounts into certificates of deposit and the reliance on more expensive wholesale funds contributed to the increase in the cost of funds.

•	The increase in average rates paid on interest-bearing deposits was partially offset by the decrease in costs of average borrowings of 12 basis points in the second quarter of 2007 compared to the first quarter of 2007, while average balances increased by $25.6 million. Average borrowings increased by $197.7 million in the second quarter of 2007 while yields increased by 16 basis points to 4.76% compared to the second quarter of 2006. On a year-to-date basis, average borrowings increased by $164.8 million compared to June 30, 2006 and average rates paid increased by 36 basis points.

•	Active management of the wholesale side of the business (borrowings and securities portfolio) continues to have a positive impact on our net interest margin. Yields on average securities were 5.49% for the second quarter of 2007 compared to 5.44% for the first quarter of 2007. Yields on average borrowings were 4.76% for the second quarter of 2007 compared to 4.88% for the first quarter of 2007. The spread between yields on average securities and rates on average borrowings increased to 73 basis points during the second quarter of 2007 compared to 56 basis points during the first quarter of 2007.
Noninterest Income
     Set forth below is a summary of the second quarter 2007 noninterest income activity compared to the second quarter of 2006 and first quarter of 2007.
•	Noninterest income was $3.9 million for the three months ended June 30, 2007, an increase of $295,000, or 8.2%, over the comparable period in 2006, and was $176,000 higher than the first quarter of 2007.

•	Excluding the $625,000 gain on extinguishment of debt recognized in the second quarter of 2006, noninterest income for the second quarter of 2007 increased by $920,000, or 30.9%, from the second quarter of 2006.

•	The annualized noninterest income to average assets ratio was 0.52% for the three months ended June 30, 2007 compared to 0.62% for the same period in 2006 and 0.51% for the three months ended March 31, 2007.

•	Management continues to focus on revenue growth in the wealth management area including assets under management as well as brokerage and trust lines of business. Recently, the Company has restructured its broker-dealer operations and negotiated more favorable clearing broker-dealer charges.
▪	Trust income increased by $417,000 in the second quarter of 2007 compared to the same period in 2006 and rose by $110,000 compared to the first quarter of 2007, primarily due to the trust business resulting from the Royal American acquistion.

▪	Insurance and brokerage commissions increased by $55,000 in the three months ended June 30, 2007 compared to the similar period in 2006 but declined by $32,000 compared to the first quarter of 2007.
•	Customer service fees increased by $160,000 in the second quarter of 2007 compared to the same period in 2006, due to the larger deposit base following the Royal American acquisition, but declined by $59,000 compared to the first quarter of 2007.

•	Gains on sales of loans increased during the second quarter of 2007 by $20,000 to $225,000 compared to the second quarter of 2006 and rose by $49,000 when compared to the first quarter of 2007. Gains on sales of loans are expected to decrease as a result of a business arrangement the Company has entered into with CBI in July 2007 as discussed above. This mortgage bank will also refer individual residential land and construction loan opportunities to the Company along with deposit, home equity loan and commercial real estate opportunities.

•	The increase in the cash surrender value of life insurance increased by $169,000 to $703,000 during the three months ended June 30, 2007 compared to the similar period in 2006 but was $50,000 lower compared to the first quarter of 2007.
     Set forth below is a summary of the six months ended June 30, 2007 noninterest income activity compared to the same period in 2006

•	Noninterest income was $7.6 million for the six months ended June 30, 2007, an increase of $1.0, or 15.2%, over the comparable period in 2006.

•	Excluding the $1.3 million gains on extinguishment of debt recognized in the first six months of 2006, the increase from the first six months of 2006 was $2.3 million, or 42.0%.

•	The annualized noninterest income to average assets ratio was 0.51% for the six months ended June 30, 2007 compared to 0.59% for the same period in 2006.

•	Wealth management remains a key revenue focus area of opportunity for the Company.
▪	Trust revenues increased by $733,000, primarily due to trust business from the Royal American acquisition, and insurance and brokerage commissions increased by $116,000 during the first half of 2007 compared to the prior year.
•	Customer service fees increased by $591,000 in the first half of 2007 compared to the same period in 2006 due the larger deposit base resulting from the Royal American transaction.

•	Gains on sales of loans rose during the first six months of 2007 by $105,000 to $401,000 compared to the same period in 2006. Gains on sales of loans are expected to decrease as a result of a business arrangement the Company has entered into with CBI in July 2007 as discussed above. This mortgage bank will also refer individual residential land and construction loan opportunities to the Company along with deposit, home equity loan and commercial real estate opportunities.

•	The cash surrender value of life insurance increased by $432,000 to $1.5 million during the six months ended June 30, 2007 compared to the similar period in 2006.
Noninterest Expenses
     Set forth below is a summary of the second quarter 2007 noninterest expenses compared to the second quarter of 2006 and the first quarter of 2007.
•	Total noninterest expenses increased 27.6%, or $3.6 million, to $16.6 million during the second quarter of 2007 compared to $13.0 million for the similar period in 2006. In comparison to the first quarter of 2007, total noninterest expenses decreased $437,000.

•	The annualized noninterest expenses to average assets ratio was 2.22% for the three months ended June 30, 2007 compared to 2.25% for the same period in 2006 and 2.34% for the three months ended March 31, 2007.

•	The efficiency ratio improved to 65.78% for the second quarter of 2007 compared to 69.83% in the previous quarter reflecting both the expansion in top line revenue on a tax equivalent basis and the decrease in expenses. When compared to the second quarter of 2006, the efficiency ratio increased from 57.38% to 65.78% for the second quarter of 2007.

•	Salaries and benefits expense increased by $2.7 million, or 36.0%, during the second quarter of 2007 compared to the second quarter of 2006, reflecting additions to management and the addition of 50 full-time equivalent employees from Royal American. Salaries and benefits expense decreased by $84,000 compared to the first quarter of 2007, primarily due to payroll-related taxes and better control of overtime and temporary employee expenses.

•	With the addition of the Royal American offices and new Franklin Park office in mid-2006, occupancy and equipment expense increased by $543,000 during the second quarter of 2007 to $2.2 million compared to the similar period in 2006 but was flat compared to the first quarter of 2007.

•	Professional services expense declined by $180,000, or 14.2%, to $1.1 million in the second quarter of 2007, compared to the second quarter of 2006 and $121,000 compared to the first quarter of 2007, mainly attributable to a decrease in consulting fees.

•	Marketing expenses in the second quarter of 2007 were $109,000 lower than in the second quarter of 2006, and $201,000 lower than the first quarter of 2007. In the second quarter of 2007, management reviewed the effectiveness of its marketing efforts and was more selective in the use of marketing channels.
     Set forth below is a summary of the six months ended June 30, 2007 noninterest expenses compared to the same period in 2006.
•	Total noninterest expenses increased 35.3%, or $8.8 million, to $33.7 million during the first half of 2007 compared to $24.9 million for the similar period in 2006 mainly attributable to Royal American.

•	The annualized noninterest expenses to average assets ratio was 2.27% for the six months ended June 30, 2007 compared to 2.17% for the same period in 2006.

•	The efficiency ratio was 67.77% for the first six months of 2007 compared to 56.31% for the same period in 2006 as a result of noninterest expenses increasing to a greater extent than the top line revenue on a tax equivalent basis.

•	Salaries and benefits expense increased by $5.7 million, or 37.8%, during the first half of 2007 compared to the first half of 2006, reflecting additions to management and the addition of 50 full-time equivalent employees from Royal American.

•	Occupancy and equipment expense increased by $1.3 million during the six months ended June 30, 2007 to $4.4 million compared to the similar period in 2006 reflecting the six additional offices acquired from Royal American and the Franklin Park office opened in June 2006.

•	Professional services expense declined by $52,000 to $2.3 million in the first half of 2007 compared to the first half of 2006.

•	Marketing expenses for the six months ended June 30, 2007 were $117,000 million higher than in the same period in 2006.
     The Company continues to pursue all opportunities to grow revenue and control expenses. The Company entered into two new business arrangements which should assist in reaching these objectives.
•	In June 2007, the Company entered into an arrangement to outsource janitorial services at three of its largest offices. Annual savings of over $100,000 are expected; and if the arrangement works as anticipated, it may be expanded to include additional offices.

•	In July 2007, the Company entered into a joint marketing arrangement with Chicago Bancorp (CBI). CBI is the largest privately held mortgage bank in Chicago. Through this arrangement, approximately fifteen of the Company’s employees will become employees of CBI. They, along with other CBI employees, will provide residential mortgage services to the Company’s customers. CBI will also refer individual residential land and construction loan opportunities to the Company along with deposit, home equity loan and commercial real estate opportunities. Management believes that this arrangement will enable the Company to provide better service and better pricing to our customers while also providing us with a high quality source of additional loan volume. Annualized expense savings are anticipated to exceed $1.0 million.
Income Taxes
     The Company recorded income tax expense of $1.1 million, or 17.4% of income before income taxes, and $223,000, or 7.2% of income before income taxes, for the quarters ended June 30, 2007 and 2006, respectively. For the first half of 2007, the Company recorded $1.7 million in income tax expense, or 15.3% of income before taxes, compared to $2.6 million, or 22.6% of income before taxes, for the same period of 2006. The change in the effective tax rate is attributed to the level of net income before taxes and the composition of tax advantaged assets. The effective tax rate would increase as earnings increase in the future. The Company’s marginal tax rate is approximately 38.6%.
     The difference between the provision for income taxes in the consolidated financial statements and amounts computed by applying the current federal statutory income tax rate of 35% to income before income taxes is reconciled as follows:

	Three Months Ended June 30,				Six Months Ended June 30,
	2007		2006		2007		2006
	(In thousands)
Income taxes computed at the statutory rate	$2,165	35.0%	$1,089	35.0%	$3,934	35.0%	$3,991	35.0%
Tax-exempt interest income on securities and loans	(158)	(2.6)	(277)	(8.9)	(384)	(3.4)	(556)	(4.9)
General business credits	(110)	(1.8)	(30)	(1.0)	(220)	(2.0)	(60)	(0.5)
State income taxes, net of federal tax benefit due to state operating loss	(276)	(4.4)	(198)	(6.4)	(517)	(4.6)	(36)	(0.3)
Life insurance cash surrender value increase, net of premiums	(246)	(4.0)	(187)	(6.0)	(510)	(4.5)	(359)	(3.1)
Dividends received deduction	(302)	(4.9)	(225)	(7.2)	(612)	(5.4)	(445)	(3.9)
Nondeductible meals and entertainment	10	0.2	5	0.2	19	0.1	9	0.1
Stock based compensation, net	(4)	(0.1)	33	1.1	—	—	33	0.3
Other	(1)	—	13	0.4	10	0.1	(6)	(0.1)

Total provision for income taxes	$1,078	17.4%	$223	22.6%	$1,720	15.3%	$2,571	22.6%

Financial Condition
     Set forth below are some balance sheet highlights at June 30, 2007 compared to December 31, 2006 and June 30, 2006.
•	Total assets increased $80.2 million to $3.0 billion at June 30, 2007 compared to year end 2006 and up $660.7 million compared to June 30, 2006. The Company consummated the acquisition of Royal American effective July 1, 2006, which increased total assets by $578.8 million. Adjusted for the acquisition of Royal American, total assets grew by $81.9 million from a year ago.

•	Total loans increased $35.9 million to $2.0 billion at June 30, 2007 compared to year end 2006 and increased 39.4%, or $559.8 million, over the second quarter of 2006; $497.8 million of these loans were acquired with Royal American. Adjusted for the acquisition of Royal American, total loans grew by $62.1 million from a year ago.

•	The loan to deposit ratio decreased to 96.35% from 99.44% at December 31, 2006, but was higher than the 89.82% figure recorded at June 30, 2006.

•	Deposits increased by $100.0 million, or 5.1%, to $2.1 billion in the second quarter of 2007 compared to year end 2006 and increased by 29.9% when compared to the quarter ended June 30, 2006. Deposit growth was centered in certificates of deposit. Total deposits increased by $466.0 million as a result of the Royal American acquisition. Adjusted for the acquisition of Royal American, total deposits grew by $7.8 million from a year ago.
     The following table sets forth the changes in the balance sheet at June 30, 2007 compared to June 30, 2006 excluding the Royal American acquisition on July 1, 2006.

					Excluding	Excluding
				Royal	Royal	Royal
				American	American	American
	June 30,		$ Change	Acquisition(1)	Acquisition	Acquisition
	2007	2006	(Dollars in thousands)		$ Change	% Change
Assets:
Cash and cash equivalents(2)	$62,693	$113,956	$(51,263)	$(41,044)	$(10,219)	(9.0)%
Securities available-for-sale, at fair value	639,087	623,222	15,865	16,487	(622)	(0.1)
Securities held-to-maturity, at amortized cost	42,110	52,363	(10,253)	—	(10,253)	(19.6)
Federal Reserve and Federal Home Loan Bank stock	23,683	16,105	7,578	1,427	6,151	38.2
Loans held for sale	2,349	3,639	(1,290)	—	(1,290)	(35.4)
Loans	1,982,672	1,422,830	559,842	497,783	62,059	4.4
Allowance for loan loss	(23,724)	(20,874)	(2,850)	(3,244)	394	(1.9)

Net loans	1,958,948	1,401,956	556,992	494,539	62,453	4.5
Cash surrender value of life insurance	66,676	51,383	15,293	12,467	2,826	5.5
Premises and equipment, net	22,489	22,965	(476)	1,295	(1,771)	(7.7)
Other real estate	2,312	5,237	(2,925)	—	(2,925)	(55.9)
Core deposit and other intangibles, net	9,812	1,592	8,220	10,488	(2,268)	(142.5)
Goodwill	79,625	891	78,734	78,597	137	15.4
Due from broker	38,321	—	38,321	—	38,321	100.0
Other assets	74,189	68,293	5,896	4,535	1,361	2.0

Total assets	$3,022,294	$2,361,602	$660,692	$578,791	$81,901	3.5%

Liabilities and stockholders’ equity:
Noninterest-bearing	$256,152	$165,837	$90,315	$125,506	$(35,191)	(21.2)%
Interest-bearing	1,801,690	1,418,230	383,460	340,505	42,955	3.0

Total deposits	2,057,842	1,584,067	473,775	466,011	7,764	0.5
Federal funds purchased	29,000	—	29,000	30,000	(1,000)	(100.0)
Securities sold under agreements to repurchase	282,037	221,603	60,434	—	60,434	27.3
Advances from the Federal Home Loan Bank	269,911	250,000	19,911	4,854	15,057	6.0
Junior subordinated debentures	65,845	55,672	10,173	10,106	67	0.1
Due to broker	—	8,203	(8,203)	—	(8,203)	(100.0)
Other liabilities	34,084	28,945	5,139	4,053	1,086	3.8

Total liabilities	2,738,719	2,148,490	590,229	515,024	75,205	3.5
Total stockholders’ equity	283,575	213,112	70,463	63,767	6,696	3.1

Total liabilities and stockholders’ equity	$3,022,294	$2,361,602	$660,692	$578,791	$81,901	3.5%

(1)	Includes fair value adjustments.

(2)	Royal American Acquisition column includes cash and cash equivalents acquired through Royal American of $24,363 less cash paid for acquisition of $64,612 and capitalized costs of $795.
     Set forth below are some asset quality highlights at June 30, 2007 compared to December 31, 2006 and June 30, 2006.
•	The Company’s loan quality statistics are adversely affected by the Large Problem Credit that was previously disclosed. At June 30, 2007, the remaining total loan exposure is $28.9 million, all of which is on nonaccrual.

•	The Company recorded a $5.0 million provision for loan losses relating to the Large Problem Credit in the second quarter of 2006. The Company recorded an additional $5.5 million provision and charged off $7.5 million of the principal balance in the fourth quarter of 2006 to reflect the deterioration of the Large Problem Credit. There were no additional charge offs on this credit during the first half of 2007.

•	The allowance for loan losses was 1.20% of total loans, versus 1.19% at year end 2006 and 1.47% at June 30, 2006.

•	The allowance for loan losses was 0.54 times nonaccrual loans at June 30, 2007 and year end, but was 1.91 times nonaccrual loans at June 30, 2006 as a result of the Large Problem Credit.

•	Nonaccrual loans were 2.20% of total loans at June 30, 2007 and year end but were higher than the 0.77% at June 30, 2006 as a result of the Large Problem Credit.

•	Nonperforming assets were 1.52% of total assets down from 1.55% at year end but increased from the 0.68% recorded at June 30, 2006 due to the Large Problem Credit.
Loans
     The following table sets forth the composition of the Company’s loan portfolio as of the indicated dates.

	June 30,		December 31,
	2007		2006
		% of Gross		% of Gross
	Amount	Loans	Amount	Loans
	(Dollars in thousands)
Commercial	$426,824	21.5%	$376,944	19.4%
Construction	399,911	20.2	424,181	21.8
Commercial real estate	767,923	38.7	761,742	39.0
Consumer
Home equity	142,039	7.2	147,366	7.6
Other consumer	7,530	0.4	9,373	0.5

Total consumer	149,569	7.6	156,739	8.1
Residential mortgage	238,817	12.0	227,762	11.7

Total loans, gross	1,983,044	100.0%	1,947,368	100.0%
Net deferred fees	(372)		(552)

Total loans, net	$1,982,672		$1,946,816

     Total loans grew by $35.9 million, or 1.8%, to $2.0 billion at June 30, 2007 from December 31, 2006 which also changed the mix of the portfolio. Set forth below are other highlights of the loan portfolio.
•	The expertise of the former Royal American lending team has allowed the Company to continue on its growth path in a changing economic environment. Despite the slow down in real estate and the Company being predominantly a real estate lender, the loan portfolio grew as a result of the former Royal American commercial lenders’ efforts.

•	Commercial loans grew by $49.9 million to $426.8 million as of June 30, 2007 from $376.9 million as of December 31, 2006. Commercial loans represent 21.5% of total gross loans, up from 19.4% at year end.

•	Construction loans decreased by $24.3 million to $399.9 million as of June 30, 2007 from $424.2 million at December 31, 2006. The slow down in all forms of real estate also precipitated a change in the loan mix. Construction loans decreased to 20.2% of the portfolio from 21.8% at year end.

•	Consumer loans decreased $7.2 million to $149.6 million as of June 30, 2007 compared to $156.7 million December 31, 2006.

•	Residential mortgage loans increased $11.1 million to $238.8 million as of June 30, 2007 from $227.8 million as of December 31, 2006.
     Many residential mortgage loans the Company originates are sold in the secondary market. At any point in time, loans will be at various stages of the mortgage banking process. Loans held for sale were $2.3 million at June 30, 2007 compared to $2.7 million at December 31, 2006. The carrying value of these loans approximated their market value at that time.
     As discussed above, the Company entered into a joint marketing arrangement with a leading privately held mortgage bank in Chicago. The mortgage bank is a very high quality provider of full spectrum mortgage services around the U.S. It will provide residential mortgage services to the Company’s customers and refer individual residential land and construction loan opportunities to the Company along with deposit, home equity loan and commercial real estate opportunities. Management believes that this arrangement will enable the Company to provide better service and better pricing to our customers while also providing us with a high quality source of additional loan volume.
     The Company continues to reduce the risk profile of the loan portfolio by selling loan participations related to its largest credit exposures. At quarter end, loans to the Company’s 20 largest borrowers totaled 15.5% of total loans, compared to 16.6% at year end 2006 and 24.8% at year end 2005.
Allowance for Loan Losses
     The allowance for loan losses has been established to provide for those loans that may not be repaid in their entirety for a variety of reasons. The allowance is maintained at a level considered by management to be adequate to provide for probable incurred losses. The allowance is increased by provisions charged to earnings and is reduced by chargeoffs, net of recoveries. The provision for loan losses is based upon past loan loss experience and management’s evaluation of the loan portfolio under current economic conditions. Loans are charged to the allowance for loan losses when, and to the extent, they are deemed by management to be uncollectible. The allowance for loan losses is composed of allocations for specific loans and a historical loss based portion for all other loans.
     Following is a summary of changes in the allowance for loan losses for the six months ended June 30:

	Six Months Ended
	June 30,
	2007	2006
	(In thousands)
Balance, January 1	$23,229	$17,760
Provision charged to operations	1,681	5,000

Loans charged off	(2,024)	(2,288)
Recoveries	838	402

Net loans charged off	(1,186)	(1,886)

Balance, June 30	$23,724	$20,874

     A provision for loan losses of $1.7 million was taken for the first half of 2007 compared to $5.0 million for the similar period in 2006. The Company had net charge offs of $1.2 million for the first six months of 2007 compared to net charge-offs of $1.9 million for the same period in 2006. The following table sets forth certain asset quality ratios on a quarter-to-date basis as of the indicated dates.

	June 30,		December 31,		June 30,
	2007		2006		2006
Net loans charged off to average loans during quarter	0.27%		1.62%		0.53%
Provision for loan losses to total loans	0.21		1.12		1.41
Allowance for loan losses to total loans	1.20		1.19		1.47
Allowance to nonaccrual loans	0.54	x	0.54	x	1.91	x
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
     There are many factors affecting the allowance for loan losses; some are quantitative while others require qualitative judgment. The process for determining the allowance (which management believes adequately considers all of the potential factors which potentially result in credit losses) includes subjective elements and, therefore, may be susceptible to significant change. To the extent actual outcomes differ from management estimates, additional provisions for credit losses could be required that could adversely affect the Company’s earnings or financial position in future periods.
Nonaccrual Loans and Nonperforming Assets
     Nonaccrual loans increased $762,000 to $43.6 million at June 30, 2007 from December 31, 2006. Typically, nonaccrual loans have adequate collateral protection or personal guaranties to provide a source of repayment to the Bank.
     The Large Problem Credit accounted for $28.9 million of the nonaccrual loans at June 30, 2007 and $25.8 million at December 31, 2006. During the second quarter of 2007, a related loan for $2.0 million was also placed on nonaccrual. The Company has begun the process of aggressively pursuing the liquidation of collateral to pay down the Large Problem Credit loans. As expected, early in the third quarter, the borrower’s corporate entities filed for protection under Chapter 11 of the Bankruptcy Code. The Company is now pursuing collection through the court system. While the Company believes that prior charge offs and current specific reserves accurately and conservatively reflect the realizable values, there can be no assurance that additional losses may not be incurred.
     Other real estate owned was $2.3 million at June 30, 2007, a decrease of $328,000 compared to year end and $91,000 decreased compared to March 31, 2007. Nonperforming assets were $45.9 million at June 30, 2007 compared to $45.5 million at December 31, 2006.
     The following table sets forth information on the Company’s nonaccrual loans and nonperforming assets as of the indicated dates.

	June 30,	December 31,
	2007	2006
	(Dollars in thousands)
Impaired and other loans 90 days past due and accruing	$608	$34

Nonaccrual and impaired loans not accruing	$43,588	$42,826
Other real estate	2,312	2,640

Total nonperforming assets	$45,900	$45,466

Total nonaccrual loans to total loans	2.20%	2.20%
Total nonperforming assets to total loans and other real estate	2.31	2.33
Total nonperforming assets to total assets	1.52	1.55
Securities
     The following tables set forth the composition of the Company’s securities portfolio by major category as of June 30, 2007.

	June 30, 2007
					Total
	Held-to-Maturity		Available-for-Sale				% of
	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized
	Cost	Value	Cost	Value	Cost	Value	Cost
	(Dollars in thousands)
U.S. Treasury and obligations of U.S. government-sponsored entities	$—	$—	$151,978	$150,252	$151,978	$150,252	21.69%
Obligations of states and political subdivisions	1,685	1,673	46,082	44,878	47,767	46,551	6.82
Mortgage-backed securities	40,425	38,525	372,964	360,243	413,389	398,768	58.98
Equity securities	—	—	76,649	73,420	76,649	73,420	10.94
Other bonds	—	—	11,024	10,294	11,024	10,294	1.57

Total	$42,110	$40,198	$658,697	$639,087	$700,807	$679,285	100.00%

     Securities available-for-sale are carried at fair value, with related unrealized net gains or losses, net of deferred income taxes, recorded as an adjustment to equity capital. At June 30, 2007, unrealized losses on securities available-for-sale were $19.6 million, or $11.9 million net of taxes, compared to $10.7 million, or $6.3 million net of taxes, at December 31, 2006.
     Securities available-for-sale increased by $49.1 million, or 8.3%, to $639.1 million at June 30, 2007 from $590.0 million at December 31, 2006 as cash from the sales equity securities during the fourth quarter of 2006 was re-deployed. The Company also changed the mix of its securities portfolio through the sale of certain municipal bonds and mortgage-backed securities and the investment in higher-yielding U.S. government-sponsored entities during 2007. Set forth below are other highlights and change in mix of the securities portfolio.
•	U.S. Treasury and obligations of U.S. government-sponsored entities increased by $143.3 million to $150.3 million at June 30, 2007 compared to $7.0 million at year end.

•	U.S. government agency and government-sponsored entity mortgage-backed securities decreased 17.0%, or $73.9 million, from $434.1 million at December 31, 2006 to $360.2 million at June 30, 2007.

•	Equity securities increased $31.9 million to $73.4 million at June 30, 2007 from December 31, 2006. Equity securities included capital securities of U.S. government-sponsored entities.

•	Obligations of state and political subdivisions decreased $52.1 million to $44.9 million at June 30, 2007 from December 31, 2006.
     Securities held-to-maturity decreased $3.8 million, or 8.3%, from $45.9 million at December 31, 2006 to $42.1 million at June 30, 2007.
     There were no trading securities held at June 30, 2007 or December 31, 2006. When acquired, the Company holds trading securities and derivatives on a short-term basis based on market and liquidity conditions.
Cash Surrender Value of Life Insurance
     The Company’s holdings in bank-owned life insurance (“BOLI”) increased by $1.5 million during the first half of 2007 compared to year end, due to the increase in the cash surrender value and is included in noninterest income. The BOLI is intended to produce revenue which will offset a portion of future Supplemental Executive Retirement Plan and other employee benefit plan liabilities.
Deposits and Borrowed Funds
     The following table sets forth the composition of the Company’s deposits as of the indicated dates.

	June 30,	December 31,
	2007	2006
	(In thousands)
Noninterest-bearing demand	$256,152	$276,381
Interest-bearing demand	172,332	161,585
Money-market demand and savings	365,082	377,955
Time deposits less than $100,000	750,627	721,578
Time deposits of $100,000 or more	513,649	420,311

Total interest-bearing deposits	1,801,690	1,681,429

Total	$2,057,842	$1,957,810

     Total deposits of $2.1 billion at June 30, 2007 represented an increase of $100.0 million, or 5.1%, from December 31, 2006. Changes in the Company’s deposit mix are noted below.
•	Noninterest-bearing deposits were $256.2 million at June 30, 2007, $20.2 million less than the $276.4 million level at December 31, 2006.

•	Over the same period, interest-bearing deposits increased 7.2%, or $120.3 million to $1.8 billion at June 30, 2007 compared to December 31, 2006.

•	Core deposits, which include demand deposit, interest-bearing demand deposit, money market, and savings accounts, decreased $22.4 million to $793.6 million at June 30, 2007 from $815.9 million at December 31, 2006.

•	Certificates of deposit under $100,000 increased $29.0 million from December 31, 2006 to $750.6 million at June 30, 2007.

•	Certificates of deposit over $100,000 increased $93.3 million from December 31, 2006 to $513.6 million at June 30, 2007. The majority of the increase was a result of increased brokered certificates of deposit coupled with the migration of balances in core deposits to certificates of deposits as a result of the increase in rates. At times, brokered certificates of deposit are less costly than customer certificates of deposits.
     The Company competes for core deposits in the heavily-banked Chicago Metropolitan Statistical Area. Competitive pricing has made it difficult to maintain and grow these types of deposits. The level of pressure for core deposits is not expected to ease in the near term. To overcome this challenge, the Company has changed and expanded staffing and management at its banking centers and initiated a number of customer outreach initiatives.
     In addition, the Company is in the process of creating a performance-driven sales environment and increasing activity in its branches. Deposit growth is expected in the future as new customers are added due to the addition of new small business and commercial and industrial loan customers and a commitment to relationship banking. The Company’s recent campaigns have been on promoting relationship savings accounts and other core products. In conjunction with this strategy, the Bank’s retail incentive program has shifted its focus on relationship building, with incentives being paid out for cross sales achievements. Relationship building, along with a continued focus on providing excellent customer service, is key to solidifying and growing the Bank’s customer base.
     The following table sets forth the composition of the Company’s borrowed funds as of the indicated dates.

	June 30,	December 31,
	2007	2006
	(In thousands)
Federal funds purchased	$29,000	$66,000
Securities sold under agreements to repurchase	282,037	201,079
Federal Home Loan Bank advances	269,911	319,883
Junior subordinated debentures	65,845	65,812

Total	$646,793	$652,774

     The Company utilizes securities sold under repurchase agreements as a source of funds that do not increase the Company’s reserve requirement. The Company had $282.0 million in securities sold under repurchase agreements at June 30, 2007 compared to $201.1 million at December 31, 2006. The increase in securities sold under repurchase agreements was a result of the Company’s difficulty in raising low cost deposits. These repurchase agreements are with primary dealers and have maturities of three months to ten years with call provisions ranging from six months to one year. For the three months ended June 30, 2007, the average rate paid on securities sold under repurchase agreements was 4.03% compared to 4.23% for the three months ended March 31, 2007 reflecting the active management of borrowings.
     The Company has a credit agreement with a correspondent bank, which provides the Company with a revolving line of credit with a maximum availability of $75.0 million. This revolving line of credit matures on April 3, 2008.
Capital Resources
     Stockholders’ equity decreased $3.7 million from December 31, 2006 to $283.6 million at June 30, 2007. The accumulated other comprehensive loss increased by $5.6 million to $11.9 million at June 30, 2007 compared to $6.3 million at December 31, 2006, as a result of the decrease in the fair value of securities available-for-sale. Total capital to risk-weighted assets decreased slightly to 12.8% on June 30, 2007 from 13.0% on December 31, 2006.
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
     The Bank was categorized as well capitalized as of June 30, 2007. Management is not aware of any conditions or events since the most recent regulatory notification that would change the Company’s or the Bank’s categories.

     Capital levels and minimum required levels:

	At June 30, 2007
			Minimum Required		Minimum Required
	Actual		for Capital Adequacy		to be Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Total capital to risk-weighted assets Company	$290,495	12.8%	$181,458	8.0%	n/a	n/a
Midwest Bank and Trust Company	281,442	12.5	180,747	8.0	$225,933	10.0%

Tier I capital to risk-weighted assets Company	266,770	11.8	90,729	4.0	n/a	n/a
Midwest Bank and Trust Company	257,718	11.4	90,373	4.0	135,560	6.0

Tier I capital to average assets Company	266,770	8.9	120,522	4.0	n/a	n/a
Midwest Bank and Trust Company	257,718	8.6	120,064	4.0	150,080	5.0

	At December 31, 2006
			Minimum Required		Minimum Required
	Actual		for Capital Adequacy		to be Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Total capital to risk-weighted assets Company	$290,158	13.0%	$178,984	8.0%	n/a	n/a
Midwest Bank and Trust Company	272,619	12.2	178,113	8.0	$222,641	10.0%

Tier I capital to risk-weighted assets Company	266,753	11.9	89,492	4.0	n/a	n/a
Midwest Bank and Trust Company	249,214	11.2	89,056	4.0	133,584	6.0

Tier I capital to average assets Company	266,753	9.1	117,855	4.0	n/a	n/a
Midwest Bank and Trust Company	249,214	8.5	117,140	4.0	146,425	5.0
Liquidity
     The Company manages its liquidity position with the objective of maintaining sufficient funds to respond to the needs of depositors and borrowers and to take advantage of earnings enhancement opportunities. At June 30, 2007, the Company had cash and cash equivalents of $53.8 million. In addition to the normal inflow of funds from core-deposit growth, together with repayments and maturities of loans and securities, the Company utilizes other short-term, intermediate-term and long-term funding sources such as securities sold under agreements to repurchase, overnight funds purchased from correspondent banks and the acceptance of short-term deposits from public entities.
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

ITEM 3 — QUANTITATIVE AND QUALITATIVE DISCLOSURES
ABOUT MARKET RISK
Interest Rate Sensitivity Analysis
     The Company performs a net interest income analysis as part of its asset/liability management practices. Net interest income analysis measures the change in net interest income in the event of hypothetical changes in interest rates. This analysis assesses the risk of change in net interest income in the event of sudden and sustained 1.0% and 2.0% increases and decreases in market interest rates. The tables below present the Company’s projected changes in net interest income for the various rate shock levels at June 30, 2007 and December 31, 2006, respectively.

	Change in Net Interest Income Over One Year Horizon
					Guideline
	June 30, 2007		December 31, 2006		Maximum
	Dollar	%	Dollar	%	%
	Change	Change	Change	Change	Change
	(Dollars in thousands)
+200 bp	$(2,330)	(2.8)%	$(3,172)	(4.00)%	(10.0)%
+100 bp	(1,185)	(1.4)	(1,683)	(2.12)	(10.0)
-100 bp	(1,091)	(1.3)	1,410	1.78	(10.0)
-200 bp	(4,736)	(5.8)	(1,511)	(1.90)	(10.0)
     As shown above, at June 30, 2007, the effect of an immediate 200 basis point increase in interest rates would decrease the Company’s net interest income by 2.8%, or $2.3 million. The effect of an immediate 200 basis point reduction in rates would decrease the Company’s net interest income by 5.8%, or $4.7 million. Overall net interest income sensitivity remains within the Company’s and recommended regulatory guidelines.
     The changes in the Company’s net interest income sensitivity were due, in large part, to the prudent addition of optionality on both sides of the balance sheet. The changes in net interest income over the one year horizon for June 30, 2007 under the 1.0% and 2.0% increases and decreases in market interest rates scenarios are reflective of this optionality. In a rising rate environment, the callable U.S. government-sponsored entity debentures in the securities portfolio would remain at a fixed-rate of return as fundings costs rise. Conversely, if interest rates decline, these securities would be called and the proceeds would be re-invested at lower levels. Similarly, a managed amount of structured borrowings has been added to the wholesale funding position, which added volatility to net interest income. The Company believes it manages such volatility to acceptable levels and is being appropriately compensated for the additional risk. During much of 2006 and 2007 to date, the competitive landscape of banking in Chicago resulted in certificate of deposit pricing that management believed to be significantly above-market. Rather than compete for higher-cost retail certificates of deposit, management chose to pursue funding opportunities in the wholesale markets. These opportunities were not only lower in cost, but allowed the Company to more precisely manage the rate and term structure of its funding liabilities. Throughout 2007, the Company continued to selectively offer special promotions to attract retail deposits as needed.
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

ITEM 4 – CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
     As of the end of the period covered by this report, an evaluation was performed under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer of the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 240.13a-15(e)). Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2007 to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms and is accumulated and communicated to management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding disclosure.
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
     Among the factors that could have an impact on the Company’s ability to achieve operating results, growth plan goals, and the beliefs expressed or implied in forward-looking statements are:
•	Management’s ability to reduce and effectively manage interest rate risk and the impact of interest rates in general on the volatility of the Company’s net interest income;

•	Fluctuations in the value of the Company’s investment securities;

•	The ability to attract and retain senior management experienced in banking and financial services;

•	The sufficiency of the allowance for loan losses to absorb the amount of actual losses inherent in the existing portfolio of loans;

•	The ability to ultimately collect on the Large Problem Credit;

•	The Company’s ability to adapt successfully to technological changes to compete effectively in the marketplace;

•	Credit risks and risks from concentrations (by geographic area and by industry) within the Bank’s loan portfolio and individual large loans;

•	The effects of competition from other commercial banks, thrifts, mortgage banking firms, consumer finance companies, credit unions, securities brokerage firms, insurance companies, money market and other mutual funds, and other financial institutions operating in the Company’s market or elsewhere or providing similar services;

•	The failure of assumptions underlying the establishment of the allowance for loan losses and estimation of values of collateral or cash flow projections and various financial assets and liabilities;

•	Volatility of rate sensitive deposits;

•	Operational risks, including data processing system failures or fraud;

•	Asset/liability matching risks and liquidity risks;

•	The ability to successfully acquire low cost deposits or funding;

•	The ability to successfully execute strategies to increase noninterest income;

•	The ability of the Company to fully realize expected cost savings and revenues in connection with the acquisitions, or the ability to realize them on a timely basis;

•	The ability of the Company to consummate the acquisition of Northwest Suburban Bancorp, Inc. and to successfully integrate the Northwest Suburban Bancorp, Inc. acquisition once closed;

•	The risk of borrower, depositor, and other customer attrition after future acquisitions are completed;

•	Changes in the economic environment, competition, or other factors that may influence the anticipated growth rate of loans and deposits, the quality of the loan portfolio and loan and deposit pricing, and the Company’s ability to successfully pursue acquisition and expansion strategies and integrate any acquired companies;

•	The impact from liabilities arising from legal or administrative proceedings on the financial condition of the Company;

•	Possible administrative or enforcement actions of banking regulators in connection with any material failure of the Company or the Bank to comply with banking laws, rules or regulations;

•	Possible administrative or enforcement actions of the Securities and Exchange Commission (the “SEC”) in connection with the SEC inquiry of the restatement of the Company’s September 30, 2002 financial statements;

•	Governmental monetary and fiscal policies, as well as legislative and regulatory changes, that may result in the imposition of costs and constraints on the Company through higher FDIC insurance premiums, significant fluctuations in market interest rates, increases in capital requirements, and operational limitations;

•	Changes in general economic or industry conditions, nationally or in the communities in which the Company conducts business;

•	Changes in accounting principles, policies, or guidelines affecting the business conducted by the Company;

•	Acts of war or terrorism; and

•	Other economic, competitive, governmental, regulatory, and technical factors affecting the Company’s operations, products, services, and prices.
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
Item 1A. Risk Factors
     There were no material changes in the Company’s risk factors as discussed in the Company’s 2006 Annual Report on Form 10-K.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     On May 3, 2006, the Company announced a 5.0% stock repurchase program. During 2006, the Company repurchased 204,188 shares of its common stock at an average price of $23.37. These shares were acquired in private and public transactions as part of the Company’s stock repurchase program. There are 1.0 million shares still authorized to be repurchased under this program. No purchases were made during the first quarter of 2007. In the second quarter of 2007, the Company repurchased 179,500 shares of its common stock at an average price of $16.62. The following table sets forth the common stock repurchased during 2007.

			Total
			Number
			of Shares	Maximum Number
	Total		Purchased as Part	of Shares that
	Number	Average	of Publicly	May Yet Be
	of Shares	Price Paid	Announced Plans	Purchased Under
Period	Purchased	per Share	or Programs	the Plans or Programs
1/1/07 - 1/31/07	—	$—	—	1,035,611
2/1/07 - 2/28/07	—	—	—	1,035,611
3/1/07 - 3/31/07	—	—	—	1,035,611
4/1/07 - 4/30/07	—	—	—	1,035,611
5/1/07 - 5/31/07	129,500	16.89	129,500	906,111
6/1/07 - 6/30/07	50,000	15.92	50,000	856,111

Total	179,500	$16.62	179,500	856,111

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
Item 3. Defaults Upon Senior Securities
     None
Item 4. Submission of Matters to a Vote of Security Holders
     None
Item 5. Other Information
     None

Item 6. Exhibits
     The following exhibits are either filed as part of this report or are incorporated herein by reference:

2.1	Stock Purchase Agreement between Western Illinois Bancshares, Inc. and Midwest Banc Holdings, Inc. (incorporated by reference to Registrant’s Report on Form 8-K filed June 1, 2005, File No. 001-13735).

2.2	Amendment to Stock Purchase Agreement between Western Illinois Bancshares, Inc. and Midwest Banc Holdings, Inc. (incorporated by reference to Registrant’s Form 10-Q for the quarter ended June 30, 2005, File No. 001-13735).

2.3	Second Amendment to Stock Purchase Agreement between Western Illinois Bancshares, Inc. and Midwest Banc Holdings, Inc. (incorporated by reference to Registrant’s Report on Form 8-K filed August 29, 2005, File No. 001-13735).

2.4	Third Amendment to Stock Purchase Agreement between Western Illinois Bancshares, Inc. and Midwest Banc Holdings, Inc. (incorporated by reference to Registrant’s Report on Form 8-K filed October 5, 2005, File No. 001-13735).

2.5	Fourth Amendment to Stock Purchase Agreement between Western Illinois Bancshares, Inc. and Midwest Banc Holdings, Inc. (incorporated by reference to Registrant’s Report on Form 8-K filed November 3, 2005, File No. 001-13735).

2.6	Agreement and Plan of Merger, dated as of February 8, 2006, by and between Midwest Banc Holdings, Inc. and Royal American Corporation (incorporated by reference to Registrant’s Report on Form 8-K filed February 8, 2006, File No. 001-13735).

2.7	Form of Stockholder Voting Agreement, dated as of February 8, 2006, by and among Midwest Banc Holdings, Inc. and certain stockholders of Royal American Corporation (incorporated by reference to Registrant’s Report on Form 8-K filed February 8, 2006, File No. 001-13735).

2.8	Agreement and Plan of Merger, dated as of March 22, 2007, by and between Midwest Banc Holdings, Inc. and Northwest Suburban Bancorp., Inc. (incorporated by reference to Registrant’s Report on Form 8-K filed March 23, 2007, File No. 001-13735).

2.9	Form of Stockholder Voting Agreement, dated as of March 22, 2006, by and among Midwest Banc Holdings, Inc. and certain stockholders of Northwest Suburban Bancorp., Inc. (incorporated by reference to Registrant’s Report on Form 8-K filed March 23, 2006, File No. 001-13735).

3.1	Amended and Restated Certificate of Incorporation, as amended (incorporated by reference to Registrant’s Form 10-Q for the quarter ended June 30, 2006, File No. 001-1375).

3.2	Amended and Restated By-laws, filed September 27, 2005 (incorporated by reference to Registrant’s Report on Form 8-K filed September 27, 2005, File No. 001-13735).

4.1	Specimen Common Stock Certificate (incorporated by reference to Registrant’s Registration Statement on Form S-1, Registration No. 333-42827).

4.2	Certain instruments defining the rights of the holders of long-term debt of the Company and certain of its subsidiaries, none of which authorize a total amount of indebtedness in excess of 10% of the total assets of the Company and its subsidiaries on a consolidated basis, have not been filed as Exhibits. The Company hereby agrees to furnish a copy of any of these agreements to the SEC upon request.

*10.1	Midwest Banc Holdings, Inc. Stock and Incentive Plan (incorporated by reference to Registrant’s Form 10-K for the year ended December 31, 2006, File No. 001-13735).

*10.4	Form of Transitional Employment Agreements (incorporated by reference to Registrant’s Registration Statement on Form S-1, Registration No. 333-42827).

10.5	Lease dated as of December 24, 1958, between Western National Bank of Cicero and Midwest Bank and Trust Company, as amended (incorporated by reference to Registrant’s Registration Statement on Form S-1, Registration No. 333-42827).

10.6	Britannica Centre Lease, dated as of May 1, 1994, between Chicago Title and Trust Company, as Trustee under Trust Agreement dated November 2, 1977 and known as Trust No. 1070932 and Midwest Bank and Trust Company (incorporated by reference to Registrant’s Registration Statement on Form S-1, Registration No. 333-42827).

10.7	Lease dated as of March 20, 1996 between Grove Lodge No. 824 Ancient Free and Accepted Masons and Midwest Bank of Hinsdale (incorporated by reference to Registrant’s Registration Statement on Form S-1, Registration No. 333-42827).

10.8	Office Lease, undated, between Grove Lodge No. 824 Ancient Free and Accepted Masons and Midwest Bank of Hinsdale (incorporated by reference to Registrant’s Registration Statement on Form S-1, Registration No. 333-42827).

*10.15	Form of 2001 Supplemental Executive Retirement Agreement (incorporated by reference to Registrant’s Form 10-Q for the quarter ended September 30, 2001, File No. 001-13735).

*10.16	Form of Transitional Employment Agreement (Executive Officer Group) (incorporated by reference to Registrant’s Form 10-Q for the quarter ended September 30, 2001, File No. 001-13735).

*10.17	Form of Restricted Stock Award Agreement for Officers, Restricted Stock Grant Notice for Officers, Incentive and Nonqualified Stock Options Award Agreements, and Stock Option Grant Notice for Officers (incorporated by reference to Registrant’s Report on Form 8-K filed August 29, 2005, File No. 001-13735).

*10.18	Form of 2005 Supplemental Executive Retirement Agreement (incorporated by reference to Registrant’s Report on Form 8-K filed October 28, 2005, File No. 001-13735).

*10.19	Form of Restricted Stock Award Agreement for Non-employee Directors and Restricted Stock Grant Notice for Non-employee Directors (incorporated by reference to Registrant’s Report on Form 8-K filed October 28, 2005, File No. 001-13735).

10.21	Lease dated as of April 29, 1976, between Sanfilippo, Joseph C. and Grace Ann and Fairfield Savings and Loan Association, as amended (incorporated by reference to Registrant’s Form 10-K for the year ended December 31, 2003, File No. 001-13735).

10.22	Lease dated as of August 28, 2002 between Glen Oak Plaza and Midwest Bank and Trust Company (incorporated by reference to Registrant’s Form 10-K for the year ended December 31, 2003, File No. 001-13735).

10.24	Loan Agreement as of April 4, 2007, between the Company and M&I Marshall & Ilsley Bank (incorporated by reference to Registrant’s Report on Form 8-K filed April 6, 2007, File No. 001-13735).

*10.25	Employment Agreement as of September 28, 2004 between the Company and the Chief Executive Officer (incorporated by reference to Registrant’s Form 10-Q for the quarter ended September 30, 2004, File No. 001-13735).

*10.27	Midwest Banc Holdings, Inc. Severance Policy as of June 28, 2005 (incorporated by reference to Registrant’s Form 8-K dated June 28, 2005, File No. 001-13735).

10.29	Midwest Banc Holdings, Inc. Directors Deferred Compensation Plan (incorporated by reference to Registrant’s Report on Form 8-K filed December 16, 2005, File No. 001-13735).

*10.30	Amendment to Employment Agreement as of September 28, 2004 between the Company and the Chief Executive Officer (incorporated by reference to Registrant’s Report on Form 8-K filed March 24, 2006, File No. 001-13735).

*10.31	Amended and Restated Employment Agreement dated February 8, 2006 by and between Royal American Bank and Jay Fritz, assumed by the Company as of July 1, 2006 (incorporated by reference to Registrant’s Report on Form 8-K filed July 7, 2006, File No. 001-13735).

10.32	Lease dated April 1, 1993, by and between Royal American Bank and LaSalle National Trust, N.A., as amended, assumed by the Company as of July 1, 2006 (incorporated by reference to Registrant’s Form 10-Q for the quarter ended September 30, 2006, File No. 001-13735).

10.33	Lease dated April 19, 1993 by and between Royal American Bank and Hamilton Forsythe 1000 Tower Lane LLC, successor-in-interest to Bensenville Office Venture, as amended, assumed by the Company as of July 1, 2006 (incorporated by reference to Registrant’s Form 10-Q for the quarter ended September 30, 2006, File No. 001-13735).

10.34	Sublease dated January 31, 2006 by and between Royal American Bank and JPMorgan Chase Bank, National Association, assumed by the Company as of July 1, 2006 (incorporated by reference to Registrant’s Form 10-Q for the quarter ended September 30, 2006, File No. 001-13735).

10.35	Lease dated January 20, 2006 by and between Royal American Bank and MEG Associates Limited Partnership, assumed by the Company as of July 1, 2006 (incorporated by reference to Registrant’s Form 10-Q for the quarter ended September 30, 2006, File No. 001-13735).

10.36	Lease dated October 28, 1996 by and between Royal American Bank and Tiffany Pointe, Inc./Marquette Bank, as amended, assumed by the Company as of July 1, 2006 (incorporated by reference to Registrant’s Form 10-Q for the quarter ended September 30, 2006, File No. 001-13735).

10.37	Lease dated September 24, 1999, by and between Royal American Bank and Moats Office Properties, Inc., as amended, assumed by the Company as of July 1, 2006 (incorporated by reference to Registrant’s Form 10-Q for the quarter ended September 30, 2006, File No. 001-13735).

10.38	Lease dated July 14, 2006 by and between Midwest Bank and Trust Company and William C. Moran (incorporated by reference to Registrant’s Form 10-Q for the quarter ended September 30, 2006, File No. 001-13735).

*10.39	First Amendment to the Form of 2001 Supplemental Executive Retirement Agreement (incorporated by reference to Registrant’s Report on Form 8-K filed October 28, 2005, File No. 001-13735).

*10.40	Second Amendment to the Form of 2001 Supplemental Executive Retirement Agreement (incorporated by reference to Registrant’s Form 10-Q for the quarter ended September 30, 2006, File No. 001-13735).

*10.41	Form of 2006 Supplemental Executive Retirement Agreement (incorporated by reference to Registrant’s Form 10-Q for the quarter ended September 30, 2006, File No. 001-13735).

*10.42	First Amendment to the Form of 2005 Supplemental Executive Retirement Agreement (incorporated by reference to Registrant’s Form 10-Q for the quarter ended September 30, 2006, File No. 001-13735).

10.43	Lease dated November 9, 2005 by and between Midwest Bank and Trust Company and Crossings Commercial, LLC (incorporated by reference to Registrant’s Form 10-Q for the quarter ended September 30, 2006, File No. 001-13735).

10.44	Lease dated August 17, 2005 by and between Royal American Bank and L.F.A.J.J. Partners, LLC, assumed by the Company as of July 1, 2006 (incorporated by reference to Registrant’s Form 10-Q for the quarter ended March 31, 2007, File No. 001-13735).

31.1	Rule 13a-14(a) Certification of Principal Executive Officer.

31.2	Rule 13a-14(a) Certification of Principal Financial Officer.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, from the Company’s Chief Executive Officer and Chief Financial Officer.

*	Indicates management contracts or compensatory plans or arrangements required to be filed as an exhibit.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Date: August 9, 2007

MIDWEST BANC HOLDINGS, INC. (Registrant)
By:	/s/ James J. Giancola
James J. Giancola,
President and Chief Executive Officer

By:	/s/ Daniel R. Kadolph
Daniel R. Kadolph,
Executive Vice President and Chief Financial Officer

Exhibit Index

2.1	Stock Purchase Agreement between Western Illinois Bancshares, Inc. and Midwest Banc Holdings, Inc. (incorporated by reference to Registrant’s Report on Form 8-K filed June 1, 2005, File No. 001-13735).

2.2	Amendment to Stock Purchase Agreement between Western Illinois Bancshares, Inc. and Midwest Banc Holdings, Inc. (incorporated by reference to Registrant’s Form 10-Q for the quarter ended June 30, 2005, File No. 001-13735).

2.3	Second Amendment to Stock Purchase Agreement between Western Illinois Bancshares, Inc. and Midwest Banc Holdings, Inc. (incorporated by reference to Registrant’s Report on Form 8-K filed August 29, 2005, File No. 001-13735).

2.4	Third Amendment to Stock Purchase Agreement between Western Illinois Bancshares, Inc. and Midwest Banc Holdings, Inc. (incorporated by reference to Registrant’s Report on Form 8-K filed October 5, 2005, File No. 001-13735).

2.5	Fourth Amendment to Stock Purchase Agreement between Western Illinois Bancshares, Inc. and Midwest Banc Holdings, Inc. (incorporated by reference to Registrant’s Report on Form 8-K filed November 3, 2005, File No. 001-13735).

2.6	Agreement and Plan of Merger, dated as of February 8, 2006, by and between Midwest Banc Holdings, Inc. and Royal American Corporation (incorporated by reference to Registrant’s Report on Form 8-K filed February 8, 2006, File No. 001-13735).

2.7	Form of Stockholder Voting Agreement, dated as of February 8, 2006, by and among Midwest Banc Holdings, Inc. and certain stockholders of Royal American Corporation (incorporated by reference to Registrant’s Report on Form 8-K filed February 8, 2006, File No. 001-13735).

2.8	Agreement and Plan of Merger, dated as of March 22, 2007, by and between Midwest Banc Holdings, Inc. and Northwest Suburban Bancorp., Inc. (incorporated by reference to Registrant’s Report on Form 8-K filed March 22, 2007, File No. 001-13735).

2.9	Form of Stockholder Voting Agreement, dated as of March 22, 2006, by and among Midwest Banc Holdings, Inc. and certain stockholders of Northwest Suburban Bancorp., Inc. (incorporated by reference to Registrant’s Report on Form 8-K filed March 23, 2006, File No. 001-13735).

3.1	Amended and Restated Certificate of Incorporation, as amended (incorporated by reference to Registrant’s Form 10-Q for the quarter ended June 30, 2006, File No. 001-1375).

3.2	Amended and Restated By-laws, filed September 27, 2005 (incorporated by reference to Registrant’s Report on Form 8-K filed September 27, 2005, File No. 001-13735).

4.1	Specimen Common Stock Certificate (incorporated by reference to Registrant’s Registration Statement on Form S-1, Registration No. 333-42827).

4.2	Certain instruments defining the rights of the holders of long-term debt of the Company and certain of its subsidiaries, none of which authorize a total amount of indebtedness in excess of 10% of the total assets of the Company and its subsidiaries on a consolidated basis, have not been filed as Exhibits. The Company hereby agrees to furnish a copy of any of these agreements to the SEC upon request.

*10.1	Midwest Banc Holdings, Inc. Stock and Incentive Plan (incorporated by reference to Registrant’s Form 10-K for the year ended December 31, 2006, File No. 001-13735).

*10.4	Form of Transitional Employment Agreements (incorporated by reference to Registrant’s Registration Statement on Form S-1, Registration No. 333-42827).

10.5	Lease dated as of December 24, 1958, between Western National Bank of Cicero and Midwest Bank and Trust Company, as amended (incorporated by reference to Registrant’s Registration Statement on Form S-1, Registration No. 333-42827).

10.6	Britannica Centre Lease, dated as of May 1, 1994, between Chicago Title and Trust Company, as Trustee under Trust Agreement dated November 2, 1977 and known as Trust No. 1070932 and Midwest Bank and Trust Company (incorporated by reference to Registrant’s Registration Statement on Form S-1, Registration No. 333-42827).

10.7	Lease dated as of March 20, 1996 between Grove Lodge No. 824 Ancient Free and Accepted Masons and Midwest Bank of Hinsdale (incorporated by reference to Registrant’s Registration Statement on Form S-1, Registration No. 333-42827).

10.8	Office Lease, undated, between Grove Lodge No. 824 Ancient Free and Accepted Masons and Midwest Bank of Hinsdale (incorporated by reference to Registrant’s Registration Statement on Form S-1, Registration No. 333-42827).

*10.15	Form of 2001 Supplemental Executive Retirement Agreement (incorporated by reference to Registrant’s Form 10-Q for the quarter ended September 30, 2001, File No. 001-13735).

*10.16	Form of Transitional Employment Agreement (Executive Officer Group) (incorporated by reference to Registrant’s Form 10-Q for the quarter ended September 30, 2001, File No. 001-13735).

*10.17	Form of Restricted Stock Award Agreement for Officers, Restricted Stock Grant Notice for Officers, Incentive and Nonqualified Stock Options Award Agreements, and Stock Option Grant Notice for Officers (incorporated by reference to Registrant’s Report on Form 8-K filed August 29, 2005, File No. 001-13735).

*10.18	Form of 2005 Supplemental Executive Retirement Agreement (incorporated by reference to Registrant’s Report on Form 8-K filed October 28, 2005, File No. 001-13735).

*10.19	Form of Restricted Stock Award Agreement for Non-employee Directors and Restricted Stock Grant Notice for Non-employee Directors (incorporated by reference to Registrant’s Report on Form 8-K filed October 28, 2005, File No. 001-13735).

10.21	Lease dated as of April 29, 1976, between Sanfilippo, Joseph C. and Grace Ann and Fairfield Savings and Loan Association, as amended (incorporated by reference to Registrant’s Form 10-K for the year ended December 31, 2003, File No. 001-13735).

10.22	Lease dated as of August 28, 2002 between Glen Oak Plaza and Midwest Bank and Trust Company (incorporated by reference to Registrant’s Form 10-K for the year ended December 31, 2003, File No. 001-13735).

10.24	Loan Agreement as of April 4, 2007, between the Company and M&I Marshall & Ilsley Bank (incorporated by reference to Registrant’s Report on Form 8-K filed April 6, 2007, File No. 001-13735).

*10.25	Employment Agreement as of September 28, 2004 between the Company and the Chief Executive Officer (incorporated by reference to Registrant’s Form 10-Q for the quarter ended September 30, 2004, File No. 001-13735).

*10.27	Midwest Banc Holdings, Inc. Severance Policy as of June 28, 2005 (incorporated by reference to Registrant’s Form 8-K dated June 28, 2005, File No. 001-13735).

10.29	Midwest Banc Holdings, Inc. Directors Deferred Compensation Plan (incorporated by reference to Registrant’s Report on Form 8-K filed December 16, 2005, File No. 001-13735).

*10.30	Amendment to Employment Agreement as of September 28, 2004 between the Company and the Chief Executive Officer (incorporated by reference to Registrant’s Report on Form 8-K filed March 24, 2006, File No. 001-13735).

*10.31	Amended and Restated Employment Agreement dated February 8, 2006 by and between Royal American Bank and Jay Fritz, assumed by the Company as of July 1, 2006 (incorporated by reference to Registrant’s Report on Form 8-K filed July 7, 2006, File No. 001-13735).

10.32	Lease dated April 1, 1993, by and between Royal American Bank and LaSalle National Trust, N.A., as amended, assumed by the Company as of July 1, 2006 (incorporated by reference to Registrant’s Form 10-Q for the quarter ended September 30, 2006, File No. 001-13735).

10.33	Lease dated April 19, 1993 by and between Royal American Bank and Hamilton Forsythe 1000 Tower Lane LLC, successor-in-interest to Bensenville Office Venture, as amended, assumed by the Company as of July 1, 2006 (incorporated by reference to Registrant’s Form 10-Q for the quarter ended September 30, 2006, File No. 001-13735).

10.34	Sublease dated January 31, 2006 by and between Royal American Bank and JPMorgan Chase Bank, National Association, assumed by the Company as of July 1, 2006 (incorporated by reference to Registrant’s Form 10-Q for the quarter ended September 30, 2006, File No. 001-13735).

10.35	Lease dated January 20, 2006 by and between Royal American Bank and MEG Associates Limited Partnership, assumed by the Company as of July 1, 2006 (incorporated by reference to Registrant’s Form 10-Q for the quarter ended September 30, 2006, File No. 001-13735).

10.36	Lease dated October 28, 1996 by and between Royal American Bank and Tiffany Pointe, Inc./Marquette Bank, as amended, assumed by the Company as of July 1, 2006 (incorporated by reference to Registrant’s Form 10-Q for the quarter ended September 30, 2006, File No. 001-13735).

10.37	Lease dated September 24, 1999, by and between Royal American Bank and Moats Office Properties, Inc., as amended, assumed by the Company as of July 1, 2006 (incorporated by reference to Registrant’s Form 10-Q for the quarter ended September 30, 2006, File No. 001-13735).

10.38	Lease dated July 14, 2006 by and between Midwest Bank and Trust Company and William C. Moran (incorporated by reference to Registrant’s Form 10-Q for the quarter ended September 30, 2006, File No. 001-13735).

*10.39	First Amendment to the Form of 2001 Supplemental Executive Retirement Agreement (incorporated by reference to Registrant’s Report on Form 8-K filed October 28, 2005, File No. 001-13735).

*10.40	Second Amendment to the Form of 2001 Supplemental Executive Retirement Agreement (incorporated by reference to Registrant’s Form 10-Q for the quarter ended September 30, 2006, File No. 001-13735).

*10.41	Form of 2006 Supplemental Executive Retirement Agreement (incorporated by reference to Registrant’s Form 10-Q for the quarter ended September 30, 2006, File No. 001-13735).

*10.42	First Amendment to the Form of 2005 Supplemental Executive Retirement Agreement (incorporated by reference to Registrant’s Form 10-Q for the quarter ended September 30, 2006, File No. 001-13735).

10.43	Lease dated November 9, 2005 by and between Midwest Bank and Trust Company and Crossings Commercial, LLC (incorporated by reference to Registrant’s Form 10-Q for the quarter ended September 30, 2006, File No. 001-13735).

10.44	Lease dated August 17, 2005 by and between Royal American Bank and L.F.A.J.J. Partners, LLC, assumed by the Company as of July 1, 2006 (incorporated by reference to Registrant’s Form 10-Q for the quarter ended March 31, 2007, File No. 001-13735).

31.1	Rule 13a-14(a) Certification of Principal Executive Officer.

31.2	Rule 13a-14(a) Certification of Principal Financial Officer.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, from the Company’s Chief Executive Officer and Chief Financial Officer.

*	Indicates management contracts or compensatory plans or arrangements required to be filed as an exhibit.