Form 10-Q
period 2007-09-30
MIDWEST BANC HOLDINGS INC
filed 2007-11-09
CIK 1051379

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2007
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
Large accelerated filer ☐      Accelerated filer ☑      Non-accelerated filer ☐
     Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 8, 2007

Common, par value $0.01	27,867,794

MIDWEST BANC HOLDINGS, INC.
Form 10-Q
 i

MIDWEST BANC HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS (Unaudited)
(In thousands)

	September 30,	December 31,
	2007	2006
ASSETS
Cash	$46,963	$91,630
Federal funds sold and other short-term investments	17,241	8,902

Total cash and cash equivalents	64,204	100,532

Securities available-for-sale	660,986	589,981
Securities held-to-maturity (fair value: $39,612 at September 30, 2007 and $44,687 at December 31, 2006)	40,978	45,931

Total securities	701,964	635,912
Federal Reserve and Federal Home Loan Bank stock, at cost	23,683	23,592
Loans held for sale	—	2,672
Loans	2,007,446	1,946,816
Allowance for loan losses	(24,879)	(23,229)

Net loans	1,982,567	1,923,587

Cash surrender value of life insurance	67,412	65,220
Premises and equipment, net	22,468	21,960
Foreclosed properties	2,246	2,640
Core deposit and other intangibles, net	9,586	11,273
Goodwill	79,857	79,488
Other assets	78,578	75,170

Total assets	$3,032,565	$2,942,046

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Deposits
Noninterest-bearing	$246,153	$276,381
Interest-bearing	1,748,774	1,681,429

Total deposits	1,994,927	1,957,810
Federal funds purchased	12,000	66,000

Securities sold under agreements to repurchase	317,118	201,079
Advances from the Federal Home Loan Bank	319,925	319,883
Junior subordinated debentures	65,861	65,812
Note payable	2,500	—
Other liabilities	35,001	44,220

Total liabilities	2,747,332	2,654,804

Commitments and contingencies (see note 10)

Stockholders’ Equity
Preferred stock, $0.01 par value, 1,000,000 shares authorized; none issued	—	—
Common stock, $0.01 par value, 64,000,000 shares authorized; 25,527,962 shares issued and 24,405,971 outstanding at September 30, 2007 and 25,504,095 shares issued and 24,663,417 outstanding at December 31, 2006	255	255
Additional paid-in capital	203,443	200,797
Retained earnings	102,416	97,807
Accumulated other comprehensive loss	(10,574)	(6,273)
Treasury stock, at cost (1,121,991 shares at September 30, 2007 and 840,678 shares at December 31, 2006)	(10,307)	(5,344)

Total stockholders’ equity	285,233	287,242

Total liabilities and stockholders’ equity	$3,032,565	$2,942,046

See accompanying notes to unaudited consolidated financial statements.

MIDWEST BANC HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
(In thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Interest Income
Loans	$37,566	$36,874	$110,447	$87,884
Loans held for sale	11	44	89	84
Securities
Taxable	8,609	7,484	24,901	22,875
Exempt from federal income taxes	462	956	1,624	2,608
Trading securities	2	189	2	189
Dividends from Federal Reserve and Federal Home Loan Bank stock	227	199	681	475
Federal funds sold and other short-term investments	297	157	688	437

Total interest income	47,174	45,903	138,432	114,552
Interest Expense
Deposits	18,634	16,963	55,115	40,023
Federal funds purchased	64	352	1,156	750
Securities sold under agreements to repurchase	3,137	2,857	7,859	7,736
Advances from the Federal Home Loan Bank	3,640	3,001	10,958	6,522
Junior subordinated debentures	1,334	1,337	3,950	3,414
Note payable	18	—	18	—

Total interest expense	26,827	24,510	79,056	58,445

Net interest income	20,347	21,393	59,376	56,107
Provision for loan losses	1,800	1,550	3,481	6,550

Net interest income after provision for loan losses	18,547	19,843	55,895	49,557
Noninterest Income
Customer service fees	1,535	1,543	4,744	4,161
Net gains (losses) on securities transactions	6	—	23	(195)
Net trading profits	—	624	—	624
Gains on sales of loans	41	194	441	490
Insurance and brokerage commissions	685	478	1,799	1,476
Trust	453	357	1,349	520
Increase in cash surrender value of life insurance	736	676	2,192	1,700
Gain on extinguishment of debt	—	—	—	1,250
Other	244	275	768	735

Total noninterest income	3,700	4,147	11,316	10,761
Noninterest Expense
Salaries and employee benefits	9,740	9,318	30,550	24,418
Occupancy and equipment	2,362	1,885	6,741	4,988
Professional services	1,297	1,452	3,591	3,799
Marketing	538	418	1,696	1,459
Foreclosed properties	4	47	36	237
Amortization of intangible assets	409	461	1,273	762
Merger-related charges	—	1,595	—	1,595
Other	1,895	2,018	6,083	4,862

Total noninterest expense	16,245	17,194	49,970	42,120

Income before income taxes	6,002	6,796	17,241	18,198
Provision for income taxes	1,166	814	2,886	3,385

Net Income	$4,836	$5,982	$14,355	$14,813

Basic earnings per share	$0.20	$0.24	$0.58	$0.65

Diluted earnings per share	$0.20	$0.24	$0.58	$0.64

Cash dividends declared per common share	$0.13	$0.13	$0.39	$0.38

See accompanying notes to unaudited consolidated financial statements.

MIDWEST BANC HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (Unaudited)
For the Nine Months Ended September 30, 2007 and 2006
(In thousands, except share and per share data)

					Accumulated
		Additional			Other		Total
	Common	Paid in	Retained	Restricted	Comprehensive	Treasury	Stockholders’
	Stock	Capital	Earnings	Stock	Loss	Stock	Equity
Balance, December 31, 2005	$221	$134,857	$92,121	$(3,013)	$(7,606)	$(454)	$216,126

Cash dividends declared ($0.38 per share)	—	—	(8,802)	—	—	—	(8,802)
Issuance of 2,865,933 of common shares upon acquisition	29	63,738	—	—	—	—	63,767
Issuance of common stock upon exercise of 150,644 stock options, net of tax benefit	2	2,558	—	—	—	—	2,560
Purchase of 70,368 shares of treasury stock	—	—	—	—	—	(1,652)	(1,652)
Reclassification of restricted stock in conjunction with the adoption of FAS 123 (R)	—	(3,013)	—	3,013	—	—	—
Issuance of 263,316 shares of restricted stock	2	(2)	—	—	—	—	—
Forfeiture of 7,400 shares of restricted stock	—	120	—	—	—	(120)	—
Stock-based compensation	—	1,620	—	—	—	—	1,620
Comprehensive income
Net income	—	—	14,813	—	—	—	14,813
Net increase in fair value of securities classified as available- for-sale, net of income taxes and reclassification adjustments	—	—	—	—	1,045	—	1,045

Total comprehensive income							15,858

Balance, September 30, 2006	$254	$199,878	$98,132	$—	$(6,561)	$(2,226)	$289,477

Balance, December 31, 2006	$255	$200,797	$97,807	$—	$(6,273)	$(5,344)	$287,242

Cash dividends declared ($0.39 per share)	—	—	(9,746)	—	—	—	(9,746)
Issuance of common stock upon exercise of 27,443 stock options, net of tax benefit	—	321	—	—	—	—	321
Purchase of 321,500 shares of treasury stock	—	—	—	—	—	(4,963)	(4,963)
Stock-based compensation	—	2,325	—	—	—	—	2,325
Comprehensive income
Net income	—	—	14,355	—	—	—	14,355
Net decrease in fair value of securities classified as available- for-sale, net of income taxes and reclassification adjustments	—	—	—	—	(4,301)	—	(4,301)

Total comprehensive income							10,054

Balance, September 30, 2007	$255	$203,443	$102,416	$—	$(10,574)	$(10,307)	$285,233

See accompanying notes to unaudited consolidated financial statements.

MIDWEST BANC HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(In thousands)

	Nine Months Ended
	September 30,
	2007	2006
Cash flows from operating activities
Net income	$14,355	$14,813

Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	2,332	1,856
Provision for loan losses	3,481	6,550
Amortization of purchase accounting adjustments and other intangibles, net	920	582
Proceeds from sales of trading securities, net	—	(14,485)
Amortization of premiums and discounts on securities, net	643	(624)
Realized (gain) loss on sale of available-for-sale securities, net	(23)	195
Net gain on sales of trading securities, net	—	624
Net gain on sales of loans held for sale	(441)	(490)
Originations of loans held for sale	(40,800)	(41,068)
Proceeds from sales of loans held for sale	43,913	40,149
Increase in cash surrender value of life insurance	(2,192)	(1,700)
Deferred income taxes	4,918	(1,109)
Loss on sale of foreclosed properties, net	12	—
Amortization of deferred stock based compensation	2,267	1,620
Change in other assets	(5,477)	(8,478)
Change in other liabilities	(9,035)	8,385

Net cash provided by operating activities	14,873	6,820

Cash flows from investing activities
Sales of securities available-for-sale	97,571	26,114
Maturities of securities available-for-sale	20,592	16,500
Principal payments on securities available-for-sale	56,019	57,844
Purchases of securities available-for-sale	(252,572)	(43,309)
Maturities of securities held-to-maturity	—	2,190
Principal payments on securities held-to-maturity	4,816	6,386
Purchase of mortgage loans	(5,776)	—
Loan originations and principal collections, net	(55,807)	(63,061)
Proceeds from sale/leaseback of branch property	—	4,403
Cash received, net of cash and cash equivalents in acquisition and stock issuance	—	(41,044)
Proceeds from sale of foreclosed properties	225	8,555
Investment in life insurance	—	(5,926)
Additions to property and equipment	(2,840)	(3,521)

Net cash used in investing activities	(137,772)	(34,869)

Cash flows from financing activities
Net increase in deposits	36,488	37,095
Proceeds from borrowings	102,500	200,000
Repayments on borrowings	(100,000)	(100,000)
Cash dividends paid	(9,774)	(8,165)
Change in federal funds purchased and securities sold under agreements to repurchase	62,039	(99,132)
Repurchase of common stock	(4,963)	(1,652)
Proceeds from issuance of common or treasury stock under stock and incentive plan	281	1,955

Net cash provided by financing activities	86,571	30,101

(Decrease) increase in cash and cash equivalents	(36,328)	2,052

Cash and cash equivalents at beginning of period	100,532	70,599

Cash and cash equivalents at end of period	$64,204	$72,651

See accompanying notes to unaudited consolidated financial statements.

MIDWEST BANC HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS CONTINUED (Unaudited)
(In thousands)

	Nine Months Ended
	September 30,
	2007	2006
Supplemental disclosures
Cash paid during period for:
Interest	$75,730	$55,942
Income taxes, net	6,219	2,811
Acquisition
Noncash assets acquired	$—	$619,835
Liabilities assumed	—	515,024

Net noncash assets acquired	$—	$104,811

Cash and cash equivalents acquired	$—	$24,363

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
     The annualized results of operations for the nine months ended September 30, 2007 are not necessarily indicative of the results expected for the full year ending December 31, 2007.
NOTE 2 – NEW ACCOUNTING PRONOUNCEMENTS
     In June 2006, the Financial Accounting Standards Board (“FASB”) released FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarifies the accounting and reporting for uncertainties in application of income tax law, providing a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of income tax positions taken or expected to be taken in income tax returns. The Company adopted FIN 48 on January 1, 2007. Adoption of FIN 48 did not have a material impact on the Company’s consolidated financial position and results of operations. See Note 11 — Income Taxes for more details.
     In September 2006, FASB issued SFAS No. 157, “Fair Value Measurements,” which defines fair value, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements. SFAS No. 157 applies to other accounting pronouncements that require or permit fair value measurements where FASB had previously concluded in those pronouncements that fair value is the relevant measurement attribute. Accordingly, SFAS No. 157 does not require any new fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 (January 1, 2008 for the Company), and interim periods within those fiscal years, with early adoption permitted. The Company has not chosen to adopt SFAS No. 157 early and has not yet determined the effect, if any, that the adoption of SFAS No. 157 will have on its results of operations or financial condition.
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
NOTE 3 – BUSINESS COMBINATIONS
Royal American Corporation
     Effective July 1, 2006, the Company, acquired Royal American Corporation (“Royal American”), a bank holding company, in a cash and stock merger transaction. At acquisition, Royal American had total assets of $561.2 million. The Company’s stock comprised approximately 50% of the purchase price, at an exchange ratio of 3.58429 shares of Company common stock for each Royal American common share, and the remainder was paid in cash at the rate of $80 for each share of Royal American common stock. The Company issued 2.9 million common shares, paid $64.6 million in cash, and incurred $795,000 in costs that were capitalized for a total purchase price of $129.2 million. Royal American was merged into the Company, thus canceling 100% of Royal American’s voting shares outstanding.
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

MIDWEST BANC HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
     The following are the unaudited pro forma consolidated results of operations of the Company as though Royal American had been acquired as of January 1, 2006 (in thousands, except per share data).

Nine months ended
September 30,
2006
Net interest income	$65,384

Net income	10,457

Basic earnings per share	0.43

Diluted earnings per share	0.42
     Included in the pro forma results of operations for the nine months ended September 30, 2006 were merger costs net of tax of $6.8 million, or $0.29 per diluted share.
Northwest Suburban Bancorp, Inc.
     On March 22, 2007, the Company entered into an agreement and plan of merger with Northwest Suburban Bancorp, Inc. (“Northwest Suburban”), for a cash and stock merger transaction. The agreement and plan of merger provided that the Company’s stock comprised up to 45% of the purchase price, at an exchange ratio of 2.4551 shares of Company common stock for each Northwest Suburban common share, and the remainder was paid in cash at the rate of $42.75 for each share of Northwest Suburban common stock. The Company issued approximately 3,754,000 shares of common stock and paid $79.9 million in cash at the closing on October 1, 2007. The Company used the proceeds from a $75.0 million term note it has with a correspondent bank to pay for the cash requirement of the acquisition. The term note has an initial rate of one-month LIBOR plus 140 basis points and matures on September 28, 2010.

MIDWEST BANC HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
NOTE 4 – SECURITIES
     The following tables set forth the composition of the Company’s securities portfolio by major category.

	September 30, 2007
					Total
	Held-to-Maturity		Available-for-Sale				% of
	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized
	Cost	Value	Cost	Value	Cost	Value	Cost
	(Dollars in thousands)
U.S. Treasury and obligations of U.S. government-sponsored entities	$—	$—	$151,984	$152,164	$151,984	$152,164	21.12%
Obligations of states and political subdivisions	1,684	1,686	46,079	45,586	47,763	47,272	6.64
Mortgage-backed securities	39,294	37,926	373,159	364,296	412,453	402,222	57.33
Equity securities (1)	—	—	85,176	77,521	85,176	77,521	11.84
Other bonds	—	—	22,100	21,419	22,100	21,419	3.07

Total	$40,978	$39,612	$678,498	$660,986	$719,476	$700,598	100.00%

	December 31, 2006
					Total
	Held-to-Maturity		Available-for-Sale				% of
	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized
	Cost	Value	Cost	Value	Cost	Value	Cost
	(Dollars in thousands)
U.S. Treasury and obligations of U.S. government-sponsored entities	$—	$—	$6,958	$6,958	$6,958	$6,958	1.08%
Obligations of states and political subdivisions	1,686	1,697	97,167	96,987	98,853	98,684	15.29
Mortgage-backed securities	44,245	42,990	444,392	434,108	488,637	477,098	75.56
Equity securities (1)	—	—	41,131	41,521	41,131	41,521	6.36
Other bonds	—	—	11,034	10,407	11,034	10,407	1.71

Total	$45,931	$44,687	$600,682	$589,981	$646,613	$634,668	100.00%

(1)	Includes issues from government-sponsored entities (Federal Home Loan Mortgage Corporation and Federal National Mortgage Association).

MIDWEST BANC HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
          The following is a summary of the fair value of securities available-for-sale and held-to-maturity with unrealized losses and an aging of those unrealized losses:

	September 30, 2007
	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(In thousands)
Securities available-for-sale:
Obligations of states and political subdivisions	$24,911	$(297)	$13,163	$(283)	$38,074	$(580)
Mortgage-backed securities:
U.S. government-sponsored entities (1)	16,225	(38)	338,666	(8,846)	354,891	(8,884)
Equity securities (2)	77,521	(7,656)	—	—	77,521	(7,656)
Corporate and other debt securities	11,054	(27)	10,365	(653)	21,419	(680)

Total available-for-sale	129,711	(8,018)	362,194	(9,782)	491,905	(17,800)

Securities held-to-maturity:
Obligations of states and political subdivisions	800	(2)	201	(1)	1,001	(3)
Mortgage-backed securities:
U.S. government agencies (3)	2	—	8,253	(225)	8,255	(225)
U.S. government-sponsored entities (1)	—	—	29,156	(1,144)	29,156	(1,144)

Total held-to-maturity	802	(2)	37,610	(1,370)	38,412	(1,372)

Total temporarily impaired securities	$130,513	$(8,020)	$399,804	$(11,152)	$530,317	$(19,172)

(1)	Includes obligations of the Federal Home Loan Mortgage Corporation (FHLMC) and Federal National Mortgage Association (FNMA).

(2)	Includes issues from government-sponsored entities (FNMA and FHLMC).

(3)	Includes obligations of the Government National Mortgage Association (GNMA).
          Management does not believe any individual unrealized loss as of September 30, 2007, identified in the preceding table, represents other-than-temporary impairment. These unrealized losses are primarily attributable to changes in interest rates. The Company has both the intent and ability to hold each of the securities shown in the table for the time necessary to recover its amortized cost. The unrealized loss on available-for-sale securities is included, net of tax, in other comprehensive income.
•	The unrealized loss for U.S. government-sponsored entities mortgage-backed securities relate primarily to debt securities issued by FNMA and FHLMC and are rated AAA; each security has a stated maturity date. FNMA is rated Aa3, AA- and A+ by Moody’s, S&P and Fitch, respectively. FHLMC is rated Aa3 and AA- by Moody’s and Fitch, respectively. The mortgage-backed securities are notes with a weighted average maturity of approximately 22 years and a weighted average interest rate of 5.01%.

•	The unrealized losses on corporate and other debt securities relate to securities which were rated A- or better by either Moody’s or S&P. These debt securities have a weighted average maturity of approximately 19 years and a weighted average interest rate of 5.38%.

•	The unrealized losses on equity securities relate to preferred equity securities issued by FNMA and FHLMC which were rated AA- or better by either Moody’s or S&P and have a weighted average dividend rate of 5.81%.

MIDWEST BANC HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
NOTE 5 – LOANS
     The following table sets forth the composition of the Company’s loan portfolio.

	September 30,		December 31,
	2007		2006
		% of Gross		% of Gross
	Amount	Loans	Amount	Loans
	(Dollars in thousands)
Commercial	$421,361	21.0%	$376,944	19.4%
Construction	405,464	20.2	424,181	21.8
Commercial real estate	787,123	39.2	761,742	39.0
Consumer
Home equity	144,629	7.2	147,366	7.6
Other consumer	7,905	0.4	9,373	0.5

Total consumer	152,534	7.6	156,739	8.1
Residential mortgage	241,319	12.0	227,762	11.7

Total loans, gross	2,007,801	100.0%	1,947,368	100.0%
Net deferred fees	(355)		(552)

Total loans, net	$2,007,446		$1,946,816

NOTE 6 – ALLOWANCE FOR LOAN LOSSES
     Following is a summary of changes in the allowance for loan losses:

	Nine Months Ended
	September 30,
	2007	2006
	(In thousands)
Balance, at beginning of period	$23,229	$17,760
Addition resulting from acquisition	—	3,244
Provision charged to operations	3,481	6,550

Loans charged off	(3,183)	(2,601)
Recoveries	1,352	589

Net loans charged off	(1,831)	(2,012)

Balance, at end of period	$24,879	$25,542

MIDWEST BANC HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
NOTE 7 – GOODWILL AND INTANGIBLES
     The following table presents the carrying amount and accumulated amortization of intangible assets (in thousands):

	September 30, 2007			December 31, 2006
	Gross Carrying	Accumulated	Net Carrying	Gross Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount
Amortized intangible assets:
Core deposit and other intangibles	$13,030	$(3,444)	$9,586	$13,618	$(2,345)	$11,273
     The amortization of intangible assets was $1.1 million for the nine months ended September 30, 2007. At September 30, 2007, the projected amortization of intangible assets is $1.5 million for the year ending December 31, 2007, $1.4 million for the years ending December 31, 2008 and 2009, $1.3 million for the year ending December 31, 2010, $1.0 million for the year ending December 31, 2011, and $4.1 million in total for the subsequent years. The projected amortization does not include any projected amortization arising from the Northwest Suburban acquisition effective October 1, 2007.
     The following table presents the changes in the carrying amount of goodwill and other intangibles during the nine months ended September 30, 2007 (in thousands):

		Core Deposit
		and Other
	Goodwill	Intangibles
Balance at beginning of period	$79,488	$11,273
Amortization	—	(1,099)
Purchase price adjustment	369	—
Core deposit intangible retired (1)	—	(588)

Balance at end of period	$79,857	$9,586

(1)	On January 3, 2003, the Company purchased Big Foot Financial Corp. As a result of this acquisition, the Company had unrecognized tax benefits related to employee severance payments and acquisition costs. These unrecognized tax benefits were recognized in the first quarter of 2007, when the statute of limitations for Internal Revenue Service (“IRS”) audit of the final short period return closed. These unrecognized tax benefits, totaling $429,000, were credited to the core deposit intangible created as a result of the acquisition. A reversal of $283,000 in tax liability established on the date of acquisition was also credited to the core deposit intangible in the first quarter of 2007. During the third quarter of 2007, the core deposit intangible was increased by $124,000 due to an adjustment related the estimated tax liability established on the date of acquisition.

MIDWEST BANC HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
NOTE 8 – EARNINGS PER SHARE

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands, except per share data)	2007	2006	2007	2006
Basic
Net income	$4,836	$5,982	$14,355	$14,813

Weighted average common shares outstanding	24,454	24,811	24,594	22,886

Basic earnings per share	$0.20	$0.24	$0.58	$0.65

Diluted
Net income	$4,836	$5,982	$14,355	$14,813

Weighted average common shares outstanding	24,454	24,811	24,594	22,886
Dilutive effect of stock options	85	196	117	199
Dilutive effect of restricted stock	108	169	110	194

Diluted average common shares	24,647	25,176	24,821	23,279

Diluted earnings per share	$0.20	$0.24	$0.58	$0.64

     Options to purchase 47,000, 70,750, and 27,500 shares at $18.34, $22.03, and $19.43, respectively, were not included in the computation of diluted earnings per share for the three and nine months ended September 30, 2007 as well as 83,250 shares at $14.90 were not included for the three months ended September 30, 2007 because the exercise price for the options was greater than the average market price of the common stock for those periods, thus making the options antidilutive.
NOTE 9 – STOCK COMPENSATION AND RESTRICTED STOCK AWARDS
     Under the Company’s Stock and Incentive Plan (the “Plan”), officers, directors, and key employees may be granted incentive stock options to purchase the Company’s common stock at no less than 100% of the market price on the date the option is granted. Options can be granted to become exercisable immediately or in installments of 25% a year on each of the first through the fourth anniversaries of the grant date or may be issued subject to performance targets. In all cases, the options have a maximum term of ten years. The Plan also permits the issuance of nonqualified stock options, stock appreciation rights, restricted stock, and restricted stock units. The Plan authorizes a total of 3,900,000 shares for issuance. There are 2,060,729 shares remaining for issuance under the Plan at September 30, 2007. In the past, the Company has issued treasury shares in conjunction with the exercise of stock options or grants of restricted stock. Beginning in 2006, it became the Company’s policy to issue new shares of its common stock in conjunction with the exercise of stock options or grants of restricted stock.
     During the first nine months of 2007, 27,443 employee stock options were exercised at an average price of $10.25. Accordingly, the Company received $281,000 in cash and realized a tax benefit of $42,000. Total employee stock options outstanding at September 30, 2007 were 488,152 with exercise prices ranging between $8.50 and $22.03, or a weighted average exercise price of $13.97, and expiration dates between 2007 and 2015. No stock options were granted in 2007 or 2006.

MIDWEST BANC HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
     Information about option grants follows:

		Weighted Average
	Number of	Exercise Price
	Options	Per Share
Outstanding at December 31, 2006	517,048	$13.90
Granted	—	—
Exercised	(27,443)	10.25
Forfeited	(1,453)	15.21

Outstanding at September 30, 2007	488,152	13.97

     The Company adopted SFAS No. 123(R), “Share-Based Payment,” in the first quarter of 2006 using the modified prospective application. Employee compensation expense for stock options previously granted was recorded in the consolidated income statement based on the grant’s vesting schedule. Forfeitures of stock option grants are estimated for those stock options where the requisite service is not expected to be rendered. The grant-date fair value for each grant was calculated using the Black-Scholes option pricing model. For the three and nine months ended September 30, 2007, employee compensation expense related to stock options was $5,000 and $16,000, respectively, compared to $60,000 and $204,000 for the three and nine months ended September 30, 2006. The total compensation cost related to nonvested stock options not yet recognized was $59,000 at September 30, 2007 and the weighted average period over which this cost is expected to be recognized is 33 months.
     Under the Plan, officers, directors, and key employees may also be granted awards of restricted shares of the Company’s common stock. Holders of restricted shares are entitled to receive cash dividends paid to the Company’s common stockholders and have the right to vote the restricted shares prior to vesting. The existing restricted shares grants vest over a certain time period not exceeding five years and may be accelerated subject to achieving certain performance targets.  Compensation expense for the restricted shares equals the market price of the related stock at the date of grant and is amortized on a straight-line basis over the vesting period assuming certain performance targets are met when applicable. All restricted shares had a grant-date fair value equal to the market price of the underlying common stock at date of grant.
     For the three and nine months ended September 30, 2007, the Company recognized $747,000 and $2.3 million, respectively, in compensation expense related to the restricted stock grants compared to $747,000 and $1.4 million for the three and nine months ended September 30, 2006. The total compensation cost related to nonvested restricted shares not yet recognized was $5.7 million at September 30, 2007 and the weighted average period over which this cost is expected to be recognized is 30 months.
     Information about restricted share grants follows:

	Number of	Weighted Average
	Restricted	Grant-Date Fair Value
	Shares	Per Share
Outstanding at December 31, 2006	480,629	$21.59
Granted	200	15.01
Vested	(36,611)	19.00
Forfeited	(5,726)	22.28

Outstanding at September 30, 2007	438,492	21.80

MIDWEST BANC HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
NOTE 10 – OFF-BALANCE-SHEET RISK
     The Company is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet financing needs of customers. Since some commitments to extend credit expire without being used, the amounts below do not necessarily represent future cash commitments. These financial instruments include lines of credit, letters of credit, and commitments to extend credit. These are summarized as follows as of September 30, 2007:

	Amount of Commitment Expiration Per Period
	Within			After
	1 Year	1-3 Years	4-5 Years	5 Years	Total
	(In thousands)
Lines of Credit:
Commercial real estate	$167,039	$33,069	$2,066	$14	$202,188
Consumer real estate	35,297	14,652	31,067	32,186	113,202
Consumer	—	—	—	1,624	1,624
Commercial	186,038	7,841	1,777	3,134	198,790
Letters of credit	39,271	20,682	7,211	380	67,544
Commitments to extend credit	88,936	—	—	—	88,936

Total commitments	$516,581	$76,244	$42,121	$37,338	$672,284

     At September 30, 2007, commitments to extend credit included $30.2 million of fixed rate loan commitments. These commitments are due to expire within 30 to 90 days of issuance and have rates ranging from 6.75% to 8.00%. Substantially all of the unused lines of credit are at adjustable rates of interest.
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
NOTE 11 – INCOME TAXES
     The difference between the provision for income taxes in the consolidated financial statements and amounts computed by applying the current federal statutory income tax rate of 35% to income before income taxes is reconciled as follows:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2007		2006		2007		2006
	(Dollars in thousands)
Income taxes computed at federal statutory rate	$2,101	35.0%	$2,377	35.0%	$6,034	35.0%	$6,369	35.0%
Tax-exempt interest income on securities and loans	(166)	(2.8)	(313)	(4.6)	(550)	(3.2)	(869)	(4.8)
General business credits	(289)	(4.8)	(495)	(7.3)	(509)	(3.0)	(555)	(3.1)
State income taxes, net of federal tax benefit due to state operating loss	(323)	(5.4)	(254)	(3.7)	(840)	(4.9)	(290)	(1.6)
Life insurance cash surrender value increase, net of premiums	(258)	(4.3)	(236)	(3.5)	(767)	(4.4)	(595)	(3.3)
Dividends received deduction	(301)	(5.0)	(272)	(4.0)	(913)	(5.3)	(717)	(3.9)

Nondeductible meals and entertainment	10	0.2	6	0.1	29	0.2	15	0.1
Annuity proceeds	310	5.1	—	—	310	1.8	—	—
Stock based compensation, net	—	—	(4)	(0.1)	—	—	29	0.2
Other	82	1.4	5	0.1	92	0.5	(2)	(0.0)

Total provision for income taxes	$1,166	19.4%	$814	12.0%	$2,886	16.7%	$3,385	18.6%

MIDWEST BANC HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
     The Company adopted the provisions of FIN No. 48, “Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109,” on January 1, 2007. The adoption of this standard did not have an impact on the Company’s consolidated financial position and results of operations. The Company recognizes interest accrued related to unrecognized tax benefits in income tax expense and penalties, if any, in other expenses. As of the date of adoption, the Company had approximately $15,000 of interest accrued for potential income tax exposures and $526,000 of unrecognized tax benefits that, if recognized, would affect the effective tax rate and $429,000 of unrecognized tax benefits that, if recognized, would not affect the effective tax rate. On January 3, 2003, the Company purchased Big Foot Financial Corp. As a result of the acquisition, the Company had unrecognized tax benefits related to employee severance payments and acquisition costs. These unrecognized tax benefits were recognized in the first quarter of 2007, when the statute of limitations for IRS audit of the final short period return closed. These unrecognized tax benefits, totaling $429,000, were credited to a core deposit intangible created at the acquisition. There were no other material changes in the unrecognized tax benefits.
     The Company is currently being audited by the Illinois Department of Revenue for the years 2003 through 2005. It is thus reasonably possible that significant changes in the gross balance of unrecognized tax benefits may occur within the next 12 months (an estimate of the range of such gross changes cannot be made), but the Company does not anticipate any adjustments that would result in a significant change to its effective tax rate. Years that remain subject to examination include Illinois from 2003 to present and Indiana from 2005 to present. An IRS audit for the years 2002 to 2005 was completed during the second quarter of 2007 and there were no changes made to the reported tax amounts for those years. The Company’s effective tax rate increased to 19.4% in the third quarter of 2007 from 17.4% in the second quarter of 2007.

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
     Expand and diversify loan portfolio.  The Company has increased its staff of commercial loan officers and assigned more aggressive goals for loan origination. The Royal American acquisition significantly contributed to the diversification of the loan portfolio along with adding seasoned management with strong credit and new business development skills. Further growth is expected in commercial and industrial lending, as construction lending continues to decline as a percentage of the total loan portfolio. Beyond loan growth itself, the Company is seeking more commercial and industrial loans and retail loans to reduce its dependence on real estate lending.
     Expand deposit base.  To fund loan growth, the Company is focused on core deposit generation, including demand deposits, interest-bearing demand deposits, money market, and savings accounts. The Royal American acquisition added a strong core deposit base. The Company has changed and expanded staffing and management at its banking centers and initiated a number of customer outreach initiatives to expand deposits in a highly competitive market environment. The Company maintains a performance-driven sales environment and seeks to increase customer activity in its branches. The competitive Chicago market continues to be a challenging environment for attracting low cost core deposits.
     Expand footprint in Chicago market.  The Company plans to expand in the Chicago market through acquisitions and selective branch opportunities, in addition to internal growth. The Company consummated the acquisition of Royal American as of July 1, 2006, as discussed further in Note 3 of the Notes to the Unaudited Consolidated Financial Statements, which expanded the Company’s number of branches from 18 to 24.

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
     On March 22, 2007, the Company entered into an agreement and plan of merger with Northwest Suburban Bancorp, Inc. (“Northwest Suburban”), for a cash and stock merger transaction. The agreement and plan of merger provides that the Company’s stock comprised up to 45% of the purchase price, at an exchange ratio of 2.4551 shares of Company common stock for each Northwest Suburban common share, and the remainder was paid in cash at the rate of $42.75 for each share of Northwest Suburban common stock. The Company issued approximately 3,754,000 shares of common stock and paid $79.9 million in cash at the closing on October 1, 2007. The systems conversions were successfully completed during the weekend of October 27. The Company used the proceeds from a $75.0 million term note it has with a correspondent bank to pay for the cash requirement of the acquisition. The term note has an initial rate of one-month LIBOR plus 140 basis points and matures on September 28, 2010.
     This acquisition added five more branches and made the Company the 17th largest bank in the Chicago area, based on deposits. It expanded the Company’s geographic footprint in the northwest suburbs. Northwest Suburban’s branch locations in Des Plaines, Lakemoor, Lake Zurich, Mount Prospect, and North Barrington provide a complimentary footprint for the Company’s branches in northwest Cook, Lake, and McHenry counties. In addition, the Company believes that its acquisition will further expand and diversify its loan portfolio, expand its deposit base, and expand noninterest income. All key sales professionals from Northwest Suburban were retained.
     Following the merger, key balance sheet statistics for the Company were approximately as follows (dollars in millions, subject to purchase accounting adjustments):

Pro Forma
Loans	$2,450
Earning assets	3,250
Deposits	2,460
Total assets	3,580

Shares outstanding	28,160,000
     Expand noninterest income.  The Company is focusing on opportunities to build the contribution of fees as a percentage of revenue, emphasizing corporate cash management, insurance and investment services, and trust services.
     Management believes its growth strategies to be fundamentally sound and based on reasonable opportunities available in the Chicago market. The Company has established internal benchmarks for each growth initiative and has taken a number of steps to align compensation with achievement of these benchmarks. During the third quarter of 2007, the Company launched an enhanced sales initiative aimed at increasing cross-selling to both new and existing customers. Management believes it has already begun to show positive results. Additional initiatives planned for the fourth quarter include a marketing campaign aimed at the Company’s community bank brand and risk-based pricing for consumer loans.
     The Company also continues to pursue opportunities to control expenses. In July 2007, the Company entered into a joint marketing arrangement with the largest privately held mortgage bank in Chicago. Through this arrangement, approximately fifteen of the Company’s employees became employees of this mortgage bank, eliminating the fixed costs associated with this very cyclical business. This also enabled the Company to offer its customers an even broader array of residential mortgage products.

Selected Consolidated Financial Data
     The following table sets forth certain selected consolidated financial data.

	At or For the Three Months Ended			At or For the Nine Months Ended
	September 30,		June 30,	September 30,
	2007	2006	2007	2007	2006
	(Dollars in thousands, except per share data)
Statement of Income Data:
Total interest income	$47,174	$45,903	$46,492	$138,432	$114,552
Total interest expense	26,827	24,510	26,523	79,056	58,445

Net interest income	20,347	21,393	19,969	59,376	56,107
Provision for loan losses	1,800	1,550	1,036	3,481	6,550
Noninterest income	3,700	4,147	3,896	11,316	10,761
Noninterest expenses	16,245	17,194	16,644	49,970	42,120

Income before income taxes	6,002	6,796	6,185	17,241	18,198
Provision for income taxes	1,166	814	1,078	2,886	3,385

Net income	$4,836	$5,982	$5,107	$14,355	$14,813

Per Share Data:
Earnings per share (basic)	$0.20	$0.24	$0.21	$0.58	$0.65
Earnings per share (diluted)	0.20	0.24	0.21	0.58	0.64
Cash dividends declared	0.13	0.13	0.13	0.39	0.38
Book value	11.69	11.67	11.55	11.69	11.67
Tangible book value (non-GAAP measure) (9)	8.02	8.03	7.91	8.02	8.03
Selected Financial Ratios:
Return on average assets (1)	0.64%	0.80%	0.68%	0.64%	0.78%
Return on average equity (2)	6.75	8.43	7.07	6.67	8.27
Dividend payout ratio	66.79	54.70	63.60	67.89	59.41
Average equity to average assets	9.41	9.48	9.62	9.59	9.46
Tier 1 risk-based capital	11.42	12.64	11.76	11.42	12.64
Total risk-based capital	12.51	13.84	12.81	12.51	13.84
Net interest margin (tax equivalent) (3)(4)	3.10	3.40	3.05	3.05	3.41
Loan to deposit ratio	100.63	94.19	96.35	100.63	94.19
Net overhead expense to average assets (5)	1.65	1.74	1.70	1.72	1.65
Efficiency ratio (6)	63.64	62.41	65.78	66.37	58.64
Loan Quality Ratios:
Allowance for loan losses to total loans	1.24	1.34	1.20	1.24	1.34
Provision for loan losses to total loans	0.36	0.32	0.21	0.23	0.46
Net loans charged off to average total loans	0.13	0.03	0.27	0.12	0.17
Nonaccrual loans to total loans (7)	2.23	1.13	2.20	2.23	1.13
Nonperforming assets to total assets (8)	1.55	0.83	1.52	1.55	0.83
Allowance for loan losses to nonaccrual loans	0.56x	1.18x	0.54x	0.56x	1.18x
Balance Sheet Data:
Total assets	$3,032,565	$2,942,301	$3,022,294	$3,032,565	$2,942,301
Total earning assets	2,750,334	2,628,847	2,698,762	2,750,334	2,628,847
Average assets	3,020,254	2,967,572	3,013,039	2,999,877	2,532,571
Loans	2,007,446	1,909,026	1,982,672	2,007,446	1,909,026
Allowance for loan losses	24,879	25,542	23,724	24,879	25,542
Deposits	1,994,927	2,026,836	2,057,842	1,994,927	2,026,836
Borrowings	717,404	584,345	646,793	717,404	584,345
Stockholders’ equity	285,233	289,477	283,575	285,233	289,477
Tangible stockholders’ equity (non-GAAP measure) (9)	195,790	199,233	194,138	195,790	199,233

(1)	Net income divided by average assets.

(2)	Net income divided by average equity.

(3)	Net interest income, on a fully tax-equivalent basis, divided by average earning assets.

(4)	The following table reconciles reported net interest income on a fully tax-equivalent basis for the periods presented:

	Three Months Ended			Nine Months Ended
	September 30,		June 30,	September 30,
	2007	2006	2007	2007	2006
Net interest income	$20,347	$21,393	$19,969	$59,376	$56,107
Tax-equivalent adjustment to net interest income	837	1,194	836	2,652	3,066

Net interest income, fully tax-equivalent basis	$21,184	$22,587	$20,805	$62,028	$59,173

(5)	Noninterest expense less noninterest income, excluding security gains or losses, divided by average assets.

(6)	Noninterest income, excluding security gains or losses, plus net interest income on a fully tax-equivalent basis divided by noninterest expense excluding amortization and foreclosed properties expense.

(7)	Includes total nonaccrual loans.

(8)	Includes total nonaccrual and foreclosed properties.

(9)	Stockholders’ equity less goodwill, core deposit and other intangible assets. Management believes that tangible stockholders’ equity (non-GAAP measure) is a more useful measure since it excludes the balances of intangible assets. The following table reconciles reported stockholders’ equity to tangible stockholders’ equity for the periods presented:

	At September 30,		At June 30,
	2007	2006	2007
Stockholders’ equity	$285,233	$289,477	$283,575
Core deposit intangible and other intangibles, net	9,586	11,677	9,812
Goodwill	79,857	78,567	79,625

Tangible stockholders’ equity	$195,790	$199,233	$194,138

Results of Operations — Three and Nine Months Ended
September 30, 2007 and 2006
     The Company’s performance during the third quarter of 2007 reflected several positive developments. Net income was $4.8 million for the quarter compared with $5.1 million in the second quarter and $4.4 million in the first quarter. The net interest margin expanded to 3.10% from 3.05% for the prior quarter, despite the one large problem credit’s (“Large Problem Credit”) continued negative impact on earnings and the net interest margin. Compared to the second quarter of 2007, average loans and earning assets increased, net interest income increased and noninterest expenses decreased. Noninterest expenses were reduced for the second consecutive quarter. Noninterest income decreased marginally in the current quarter, primarily because of a lower level of residential mortgage loan sales than in the prior quarter.
     The provision for loan losses increased $764,000 compared to the second quarter of 2007, even though net chargeoffs were down, due to updated assessments of impaired loans, the overall growth in the loan portfolio, weakening economic trends and the increasingly challenging environment for real estate related businesses. The larger provision helped to strengthen the Company’s balance sheet, as reflected by the resulting increase in the allowance as a percentage of loans and in the nonaccrual coverage ratio. Loan delinquencies were down from the prior quarter. The Company continued its progress on credit quality initiatives including enhanced early detection of borrower weaknesses, consumer loan risk-based pricing, and the reduction in exposure related to customer concentration risk.
     Set forth below are some highlights of the third quarter 2007 results compared to the third quarter of 2006 and second quarter of 2007.
•	Basic and diluted earnings per share for the three months ended September 30, 2007 were $0.20 compared to $0.24 for the comparable period in 2006 and $0.21 for the second quarter of 2007.

•	The annualized return on average assets for the three months ended September 30, 2007 was 0.64% compared to 0.80% for the similar period in 2006 and 0.68% for the second quarter of 2007.

•	The annualized return on average equity for the three months ended September 30, 2007 was 6.75% compared to 8.43% for the similar period in 2006 and 7.07% for the second quarter of 2007.

•	Net income for the third quarter of 2007 was $4.8 million, a 19.1% decrease when compared to $6.0 million for the third quarter of 2006, and a 5.3% decrease when compared to the second quarter of 2007.

•	Top line revenue (net interest income plus noninterest income) increased by $182,000 to $24.0 million for the third quarter of 2007 compared to $23.9 million in the prior quarter, but decreased by $1.5 million, or 5.8%, compared to $25.5 million for the same period in 2006.

•	Interest income increased $1.3 million to $47.2 million in the third quarter of 2007 compared to $45.9 million for the comparable period in 2006. Interest income increased $682,000 from $46.5 million when compared to the second quarter of 2007 reflecting the growth in the loan portfolio.

•	Net interest income increased $378,000 to $20.3 million in the third quarter of 2007 compared to $20.0 million in the second quarter of 2007. Similarly, the net interest margin increased to 3.10% in the third quarter of 2007 compared to 3.05% in the second quarter of 2007. Net interest income decreased by 4.9% when compared to the third quarter of 2006. The net interest margin was 3.40% in the third quarter of 2006.

•	The Large Problem Credit continues to adversely affect the net interest margin. The Large Problem Credit accounted for $28.9 million of nonaccrual loans thereby reducing the net interest margin by 11 basis points for the three months ended September 30, 2007.

•	The provision for loan losses was $1.8 million in the third quarter of 2007 compared to $1.6 million for the comparable period in 2006 and $1.0 million in the second quarter of 2007. This increase in provision for loan losses was due to updated assessments of impaired loans, the overall growth in the loan portfolio, weakening economic trends and the increasingly challenging environment for real estate related businesses.

•	Noninterest income decreased 10.8% to $3.7 million in the third quarter of 2007 compared to $4.1 million in the third quarter of 2006. Noninterest income was lower primarily due to the $624,000 trading profits recognized in the third quarter of 2006 and, as anticipated, the decline in gains on sales of loans resulting from the outsourcing of residential mortgage origination operations. Noninterest income decreased $196,000 from $3.9 million in the second quarter of 2007 mainly due to the decrease in gains on sale of loans.

•	Noninterest expenses decreased 2.4% compared to the $16.6 million in the prior quarter mainly due to the decrease of salaries and benefits expense, which was partly offset by increases in occupancy and equipment expense and professional services fees. Noninterest expenses decreased 5.5% to $16.2 million in the third quarter of 2007 compared to $17.2 million in the third quarter of 2006, mainly as a result of the merger-related expenses recognized in the prior period.
     Set forth below are some highlights of the nine months ended September 30, 2007 results compared to the results for the nine months ended September 30, 2006.
•	Basic and diluted earnings per share for the nine months ended September 30, 2007 were both $0.58 compared to $0.65 and $0.64 for basic and diluted, respectively, for the same period in 2006.

•	The annualized return on average assets for the nine months ended September 30, 2007 was 0.64% compared to 0.78% for the similar period in 2006.

•	The annualized return on average equity for the nine months ended September 30, 2007 was 6.67% compared to 8.27% for the similar period in 2006.

•	Interest income increased 20.9% to $138.4 million in the first nine months of 2007 compared to $114.6 million for the comparable period in 2006, primarily due to the increase in loans following the Royal

American acquisition.
•	Net interest income increased 5.8% to $59.4 million in the first nine months of 2007 compared to $56.1 million in the first nine months of 2006 as a result of the Royal American acquisition and internal loan growth. The net interest margin was 3.05% for the nine months ended September 30, 2007 compared to 3.41% for the similar period of 2006.

•	The Large Problem Credit reduced the net interest margin by approximately 11 basis points for the nine months ended September 30, 2007 and net income by approximately $0.11 per share on an annualized basis.

•	The provision for loan losses was $3.5 million in the first nine months of 2007 compared to $6.6 million for the comparable period in 2006, as a result of the downgrading of the Large Problem Credit at June 30, 2006.

•	Noninterest income increased 5.2% to $11.3 million in the first nine months of 2007 compared to $10.8 million in the same period of 2006 primarily due to increases in trust income and deposit service charges resulting from the Royal American transaction.

•	Noninterest expenses increased 18.6% to $50.0 million in the first nine months of 2007 compared to $42.1 million in the same period of 2006, mainly as a result of the Royal American transaction.

Net Interest Income
     The following table sets forth the average balances, net interest income on a tax equivalent basis and expense and average yields and rates for the Company’s interest-earning assets and interest-bearing liabilities for the indicated periods.

	For the Three Months Ended
	September 30, 2007			September 30, 2006			June 30, 2007
	Average		Average	Average		Average	Average		Average
	Balance	Interest	Rate	Balance	Interest	Rate	Balance	Interest	Rate
	(Dollars in thousands)
Interest-Earning Assets:
Federal funds sold and interest-bearing deposits due from banks	$23,996	297	4.95%	$13,057	$157	4.81%	$16,857	205	4.86%
Securities:
Taxable(1)	650,776	9,128	5.61	604,176	8,273	5.48	678,766	9,261	5.46
Exempt from federal income taxes(1)	47,765	711	5.95	99,746	1,471	5.90	47,768	711	5.95

Total securities	698,541	9,839	5.63	703,922	9,744	5.52	726,534	9,972	5.49
FRB and FHLB stock	23,683	227	3.83	20,914	199	3.81	23,688	226	3.82

Loans held for sale	815	11	5.40	2,586	44	6.81	3,011	48	6.38
Loans:
Commercial loans(1)(3)(4)	426,366	8,461	7.94	406,046	8,242	8.12	413,416	8,134	7.87
Commercial real estate loans(1)(3)(4)(6)	1,272,773	24,293	7.63	1,241,622	23,925	7.71	1,257,438	23,757	7.56
Agricultural loans(1)(3)(4)	3,172	64	8.07	2,701	54	8.00	3,538	72	8.14
Consumer real estate loans(3)(4)(6)	277,164	4,632	6.68	255,003	4,485	7.04	277,562	4,730	6.82
Consumer installment loans(3)(4)	9,644	187	7.76	13,569	247	7.28	9,483	184	7.76

Total loans	1,989,119	37,637	7.57	1,918,941	36,953	7.72	1,961,437	36,877	7.52

Total interest-earning assets	$2,736,154	$48,011	7.00%	$2,659,420	$47,097	7.08%	$2,731,527	$47,328	6.92%

Noninterest-Earning Assets:
Cash	$51,487			$78,241			$49,301
Premises and equipment, net	22,404			21,084			22,279
Allowance for loan losses	(24,255)			(26,727)			(23,807)
Other assets	234,464			235,554			233,739

Total noninterest-earning assets	284,100			308,152			281,512

Total assets	$3,020,254			$2,967,572			$3,013,039

Interest-Bearing Liabilities:
Deposits:
Demand deposits	$175,582	$862	1.96%	$165,672	$568	1.37%	$171,671	$792	1.85%
Money-market demand and savings accounts	365,985	2,394	2.62	413,626	2,589	2.50	362,692	2,380	2.62
Time deposits less than $100,000	750,642	9,123	4.86	748,929	8,118	4.34	736,665	8,917	4.84
Time deposits of $100,000 or more	474,194	6,255	5.28	417,731	5,461	5.23	495,549	6,493	5.24
Public funds	—	—	—	19,397	227	4.68	—	—	—

Total interest-bearing deposits	1,766,403	18,634	4.22	1,765,355	16,963	3.84	1,766,577	18,582	4.21
Borrowings:
Federal funds purchased and repurchase agreements	307,843	3,201	4.16	255,718	3,209	5.02	283,571	2,956	4.17
FHLB advances	307,418	3,640	4.74	254,862	3,001	4.71	318,256	3,670	4.61
Notes payable and other borrowings	67,294	1,352	8.04	65,788	1,337	8.13	65,837	1,315	7.99

Total borrowings	682,555	8,193	4.80	576,368	7,547	5.24	667,664	7,941	4.76

Total interest-bearing liabilities	$2,448,958	$26,827	4.40%	$2,341,723	$24,510	4.20%	$2,434,241	$26,523	4.36%

Noninterest-Bearing Liabilities:
Demand deposits	$256,306			$296,659			$254,679
Other liabilities	30,759			47,823			34,359

Total noninterest-bearing liabilities	287,065			344,482			289,038
Stockholders’ equity	284,231			281,367			289,760

Total liabilities and stockholders’ equity	$3,020,254			$2,967,572			$3,013,039

Net interest income (tax equivalent)(1)(5)		$21,184	2.60%		$22,587	2.88%		$20,805	2.56%

Net interest margin (tax equivalent)(1)			3.10%			3.40%			3.05%

Net interest income(2)(5)		$20,347			$21,393			$19,969

Net interest margin(2)			2.97%			3.22%			2.92%

(1)	Adjusted for 35% tax rate and adjusted for the dividends-received deduction where applicable.

(2)	Not adjusted for 35% tax rate or for the dividends-received deduction.

(3)	Nonaccrual loans are included in the average balance; however, these loans are not earning any interest.

(4)	Includes loan fees of $766, $726, and $531 for the three months ended September 30, 2007, September 30, 2006, and June 30, 2007, respectively.

(5)	The following table reconciles reported net interest income on a tax equivalent basis for the periods presented:

	For the three months ended,
	September 30,	September 30,	June 30,
	2007	2006	2007
Net interest income	$20,347	$21,393	$19,969
Tax equivalent adjustment to net interest income	837	1,194	836

Net interest income, tax equivalent basis	$21,184	$22,587	$20,805

(6)	Includes construction loans.

	For the Nine Months Ended
	September 30, 2007			September 30, 2006
	Average		Average	Average		Average
	Balance	Interest	Rate	Balance	Interest	Rate
	(Dollars in thousands)
Interest-Earning Assets:
Federal funds sold and interest-bearing deposits due from banks	$18,976	$688	4.83%	$11,621	$437	5.01%
Securities:
Taxable(1)	644,567	26,496	5.48	618,985	24,503	5.28
Exempt from federal income taxes(1)	56,211	2,498	5.93	90,966	4,012	5.88

Total securities	700,778	28,994	5.52	709,951	28,515	5.36
FRB and FHLB stock	23,648	681	3.84	16,832	475	3.76
Loans held for sale	1,939	89	6.12	1,756	84	6.38
Loans:
Commercial loans(1)(3)(4)	411,034	24,272	7.87	270,941	16,118	7.93
Commercial real estate loans(1)(3)(4)	1,264,709	71,573	7.55	1,057,020	59,741	7.54
Agricultural loans(3)(4)	3,187	191	7.99	2,419	140	7.72
Consumer real estate loans(3)(4)	277,092	14,037	6.75	233,548	11,688	6.67
Consumer installment loans(3)(4)	9,806	559	7.60	7,556	420	7.41

Total loans	1,965,828	110,632	7.50	1,571,484	88,107	7.48

Total interest-earning assets	$2,711,169	$141,084	6.93%	$2,311,644	$117,618	6.79%

Noninterest-Earning Assets:
Cash	$57,220			$59,617
Premises and equipment, net	22,231			21,869
Allowance for loan losses	(24,321)			(20,895)
Other assets	233,578			160,336

Total noninterest-earning assets	288,708			220,927

Total assets	$2,999,877			$2,532,571

Interest-Bearing Liabilities:
Deposits:
Demand deposits	$170,166	$2,384	1.87%	$148,869	$1,117	1.00%
Money-market demand and savings accounts	368,861	7,220	2.61	328,388	4,962	2.01
Time deposits less than $100,000	739,579	26,678	4.81	756,544	22,878	4.03
Time deposits of $100,000 or more	478,916	18,833	5.24	289,399	10,548	4.86
Public funds	—	—	—	15,288	518	4.52

Total interest-bearing deposits	1,757,522	55,115	4.18	1,538,488	40,023	3.47
Borrowings:
Federal funds purchased and repurchase agreements	282,768	9,015	4.25	249,151	8,486	4.54
FHLB advances	315,142	10,958	4.64	210,979	6,522	4.12
Notes payable and other borrowings	66,322	3,968	7.98	59,081	3,414	7.70

Total borrowings	664,232	23,941	4.81	519,211	18,422	4.73

Total interest-bearing liabilities	$2,421,754	$79,056	4.35%	$2,057,699	$58,445	3.79%

Noninterest-Bearing Liabilities:
Demand deposits	$255,805			$202,901
Other liabilities	34,743			32,495

Total noninterest-bearing liabilities	290,548			235,396
Stockholders’ equity	287,575			239,476

Total liabilities and stockholders’ equity	$2,999,877			$2,532,571

Net interest income (tax equivalent)(1)(5)		$62,028	2.59%		$59,173	3.00%

Net interest margin (tax equivalent)(1)			3.05%			3.41%

Net interest income(2)(5)		$59,376			$56,107

Net interest margin(2)			2.92%			3.24%

(1)	Adjusted for 35% tax rate and adjusted for the dividends-received deduction where applicable.

(2)	Not adjusted for 35% tax rate or for the dividends-received deduction.

(3)	Nonaccrual loans are included in the average balance; however, these loans are not earning any interest.

(4)	Includes loan fees of $1,966 and $2,207 for the nine months ended September 30, 2007 and 2006, respectively.

(5)	The following table reconciles reported net interest income on a tax equivalent basis for the periods presented:

	For the nine months ended,
	September 30,
	2007	2006
Net interest income	$59,376	$56,107
Tax equivalent adjustment to net interest income	2,652	3,066

Net interest income, tax equivalent basis	$62,028	$59,173

(6)	Includes construction loans.
     Net interest income is the difference between interest income and fees on earning assets and interest expense on deposits and borrowings. Net interest margin represents net interest income on a tax equivalent basis as a percentage of average earning assets during the period.
     Net interest income declined by $1.0 million, or 4.9%, to $20.3 million in the third quarter of 2007 compared to the same period in 2006 but rose by $378,000, or 1.9%, compared to the previous quarter. Net interest income grew by $3.3 million, or 5.8%, to $59.4 million in the first nine months of 2007 compared to the same period in 2006. The Company’s net interest margin improved for the second consecutive quarter. The net interest margin, on a tax equivalent basis, increased to 3.10% for the third quarter of 2007 compared to 3.05% for the prior quarter. Higher yields on earning-assets, especially the commercial and commercial real estate loans, contributed to the improvement of the net interest margin on a quarter-to-date basis. When compared to the third quarter of 2006, the net interest margin decreased by 30 basis points from 3.40%. The net interest margin declined to 3.05% for the nine months ended September 30, 2007 compared to 3.41% for the same period in 2006. The net interest margin decreased compared to 2006 primarily as a result of the higher cost of funds, mainly deposits. The Large Problem Credit reduced the net interest margin by 11 basis points for the quarter and nine months ended September 30, 2007.
     On a year-to-date basis, all of the balances of earning assets and interest-bearing liabilities were affected by the Royal American acquisition on July 1, 2006. Except as noted below, the increases were primarily due to the Royal American acquisition. See the table in the Financial Condition section, which illustrates the assets acquired and liabilities assumed from Royal American effective on July 1, 2006.
     Trends in average earning assets include:
•	Yields on average earning assets decreased 8 basis points in the third quarter of 2007 compared to the third quarter of 2006, but average balances of earning assets increased by $76.7 million. Yields on average earning assets increased by 8 basis points compared to the second quarter of 2007. Loan growth and higher yields on loans and securities contributed to the linked-quarter increase in net interest income. Yields on average earning assets increased 14 basis points in the first nine months of 2007 compared to the similar period in 2006, and average balances increased by $399.5 million.

•	Average yields on loans for the third quarter of 2007 increased by 5 basis points to 7.57% compared to the second quarter of 2007 but decreased by 14 basis points compared to the same period in 2006. For the first nine months of 2007, average yields earned on loans increased slightly by 2 basis points to 7.50% compared to 2006. Average loans increased by $70.2 million in the quarter ended September 30, 2007 compared to the same period in 2006. Compared to the second quarter of 2007, average balances rose $27.7 million, as a result of the growth in commercial and commercial real estate loans. Average loans increased by $394.3 million in the first nine months of 2007 compared to the same period in 2006.

•	Yields on average securities increased 11 basis points while balances decreased by $5.4 million in the third quarter of 2007 compared to the similar period in 2006. Yields on average securities increased by 14 basis points compared to the second quarter of 2007, while average balances decreased by $28.0 million. Yields on average securities increased 16 basis points in the first nine months of 2007 compared to the similar period in 2006, while average balances decreased by $9.2 million. Yields on average securities increased as a result of the sale of certain municipal bonds and mortgage-backed securities and the investment in higher-yielding U.S. government-sponsored entities during 2007.
     Trends in interest-bearing liabilities include:
•	The Company’s cost of funds increased by 4 basis points on a linked-quarter basis as a result of increased rates paid on interest-bearing liabilities. Management has repriced deposit rates in step with Federal Open Market Committee actions and as market conditions permit. Average interest-bearing liabilities increased by $14.7 million during the third quarter of 2007 compared to the prior quarter, primarily to fund loan growth. Yields on average interest-bearing liabilities increased by 20 basis points, and average balances increased $107.2 million in the third quarter of 2007 compared to the similar period in 2006. When compared to the first nine months of 2006, the cost of funds increased by 56 basis points to 4.35% for the first nine months of 2007, while average interest-bearing liabilities increased $364.1 million.

•	Average interest-bearing deposits increased by $1.0 million while average rates increased 38 basis points in the third quarter of 2007 compared to the similar period of 2006. Average rates paid on interest-bearing deposits and average balances remained fairly flat compared to the second quarter of 2007. Yields on average interest-bearing deposits increased 71 basis points in the first nine months of 2007 compared to the similar period in 2006, and average balances increased by $219.0 million.

•	Average interest-bearing demand deposit, money market, and savings accounts increased by $7.2 million compared to the second quarter of 2007 but decreased by $37.7 million for the third quarter of 2007 compared to 2006. On a year-to-date basis, average interest-bearing demand deposit, money market, and savings accounts increased by $61.8 million compared to September 30, 2006. The Company continues to focus its marketing efforts to increase core deposits to alleviate margin pressure.

•	The increase in average rates paid on interest-bearing deposits was partially offset by the decrease in costs of average borrowings of 44 basis points in the third quarter of 2007 compared to the same period in 2006, while average balances increased by $106.2 million. Average borrowings increased by $14.9 million in the third quarter of 2007 and yields increased by 4 basis points to 4.80% compared to the second quarter of 2007. On a year-to-date basis, average borrowings increased by $145.0 million compared to September 2006 and average rates paid increased by 8 basis points.

•	Yields on average securities were 5.63% for the third quarter of 2007 compared to 5.49% for the second quarter of 2007. Yields on average borrowings were 4.80% for the third quarter of 2007 compared to 4.76% for the second quarter of 2007. The spread between yields on average securities and rates on average borrowings increased to 83 basis points during the third quarter of 2007 compared to 73 basis points during the second quarter of 2007.

Noninterest Income
     Set forth below is a summary of the third quarter 2007 noninterest income activity compared to the third quarter of 2006 and second quarter of 2007.
•	Noninterest income was $3.7 million for the three months ended September 30, 2007, a decrease of $447,000, or 10.8%, over the comparable period in 2006, and $196,000 compared to the second quarter of 2007.

•	Excluding the $624,000 trading profits recognized in the third quarter of 2006, noninterest income for the third quarter of 2007 increased by $177,000, or 5.0%, from the third quarter of 2006, while gains on sales of loans decreased during the third quarter of 2007 by $154,000 to $41,000 compared to the third quarter of 2006 and by $184,000 when compared to the second quarter of 2007. As expected, gains on sales of loans decreased as a result of the Company’s previously announced departure from this line of business in July 2007.

•	The annualized noninterest income to average assets ratio was 0.49% for the three months ended September 30, 2007 compared to 0.55% for the same period in 2006 and 0.52% for the three months ended June 30, 2007.

•	Management continues to focus on revenue growth in the wealth management area including assets under management as well as brokerage and trust lines of business. In the first quarter of 2007, the Company restructured its broker-dealer operations and negotiated more favorable clearing broker-dealer charges.
▪	Trust income increased by $96,000 in the third quarter of 2007 compared to the same period in 2006 but declined by $49,000 compared to the second quarter of 2007. Compared to year end, assets under management increased to $259.2 million at September 30, 2007 from $223.9 million.

▪	Insurance and brokerage commissions increased by $207,000 in the three months ended September 30, 2007 compared to the similar period in 2006 and rose by $144,000 compared to the second quarter of 2007. The increase in insurance and brokerage commissions during the third quarter was driven by higher variable rate annuity sales.
•	Customer service fees decreased slightly by $8,000 in the third quarter of 2007 compared to the same period in 2006 and declined by $40,000 compared to the second quarter of 2007.

•	The increase in the cash surrender value of life insurance increased by $60,000 to $736,000 during the three months ended September 30, 2007 compared to the similar period in 2006 and by $33,000 compared to the second quarter of 2007.
     Set forth below is a summary of the nine months ended September 30, 2007 noninterest income activity compared to the same period in 2006. Noninterest income was affected by the Royal American acquisition in July 2006, which increased total assets, net loans, and deposits by 27.3%, 35.3%, and 29.4%, respectively. See the table in the Financial Condition section, which illustrates the assets acquired and liabilities assumed from Royal American effective on July 1, 2006.
•	Noninterest income was $11.3 million for the nine months ended September 30, 2007, an increase of $556,000, or 5.2%, over the comparable period in 2006.

•	Excluding the $1.3 million gains on extinguishment of debt and $624,000 trading profits recognized in the first nine months of 2006, the increase in noninterest income from the first nine months of 2006 was $2.4 million, or 27.3%. Gains on sales of loans declined during the first nine months of 2007 by $49,000 to $441,000 compared to the same period in 2006. As expected, gains on sales of loans decreased as a result of the Company’s previously announced departure from this line of business in July 2007 which was offset by the decrease in fixed costs.

•	The annualized noninterest income to average assets ratio was 0.50% for the nine months ended September 30, 2007 compared to 0.57% for the same period in 2006.

•	Wealth management remains a key revenue focus area of opportunity for the Company.
▪	Trust revenues increased by $829,000, primarily due to trust business from the Royal American acquisition.

▪	Insurance and brokerage commissions increased by $323,000 during the first nine months of 2007 compared to the prior year.
•	Customer service fees increased by $583,000 in the first nine months of 2007 compared to the same period in 2006 due the larger deposit base resulting from the Royal American transaction.

•	The cash surrender value of life insurance increased by $492,000 to $2.2 million during the nine months ended September 30, 2007 compared to the similar period in 2006.
     During the third quarter, the Company launched an enhanced sales initiative aimed at increasing cross-selling to both new and existing customers. Management believes it has already begun to show positive results. Additional initiatives planned for the fourth quarter include a marketing campaign aimed at the Company’s community bank brand and risk-based pricing for consumer loans.
Noninterest Expenses
     Set forth below is a summary of the third quarter 2007 noninterest expenses compared to the third quarter of 2006 and the second quarter of 2007.
•	Total noninterest expenses decreased 5.5%, or $949,000, to $16.2 million during the third quarter of 2007 compared to $17.2 million for the similar period in 2006, mainly due to the $1.6 million merger-related expenses recognized in 2006. Noninterest expenses have declined for the second consecutive quarter. In comparison to the second quarter of 2007, total noninterest expenses decreased $399,000, and the decline in the second quarter was $437,000 from the first quarter of 2007. This decrease was mainly attributed to the decrease of salaries and benefits expense, which was partly offset by increases in occupancy and equipment expense and professional services fees.

•	The annualized noninterest expenses to average assets ratio was 2.13% for the three months ended September 30, 2007 compared to 2.30% for the same period in 2006, 2.22% for the three months ended June 30, 2007, and 2.34% for the three months ended March 31, 2007.

•	The efficiency ratio improved to 63.64% for the third quarter of 2007 compared to 65.78% in the previous quarter and 69.83% in the first quarter of 2007 reflecting the decrease in expenses. When compared to the third quarter of 2006, the efficiency ratio increased from 62.41%.

•	Salaries and benefits expense decreased by $623,000, or 6.0%, during the third quarter of 2007 compared to the second quarter of 2007 as a result of outsourcing the residential mortgage origination operations and janitorial services as well as a reduction in incentive compensation which is tied to budgeted profitability. Salaries and benefits expense increased by $421,000 compared to the third quarter of 2006.

•	Occupancy and equipment expense increased by $477,000 during the third quarter of 2007 to $2.4 million compared to the similar period in 2006 and by $171,000 compared to the second quarter of 2007.

•	Professional services expense declined by $155,000, or 10.7%, to $1.3 million in the third quarter of 2007, compared to the third quarter of 2006 but rose by $210,000, or 19.3%, compared to the second quarter of 2007.

•	Marketing expenses in the third quarter of 2007 were $120,000 higher than in the third quarter of 2006, and $60,000 higher than the second quarter of 2007.
     Set forth below is a summary of the nine months ended September 30, 2007 noninterest expenses compared to the same period in 2006. Noninterest expenses were affected by the Royal American acquisition in July 2006, which increased total assets, net loans, and deposits by 27.3%, 35.3%, and 29.4%, respectively. See the table in the Financial Condition section, which illustrates the assets acquired and liabilities assumed from Royal American effective on July 1, 2006.
•	Total noninterest expenses increased 18.6%, or $7.9 million, to $50.0 million during the first nine months of 2007 compared to $42.1 million for the similar period in 2006 mainly attributable to Royal American.

•	The annualized noninterest expenses to average assets ratio was 2.23% for the nine months ended September 30, 2007 compared to 2.22% for the same period in 2006.

•	The efficiency ratio was 66.37% for the first nine months of 2007 compared to 58.64% for the same period in 2006 as a result of noninterest expenses increasing to a greater extent than top line revenue on a tax equivalent basis.

•	Salaries and benefits expense increased by $6.1 million, or 25.1%, during the first nine months of 2007 compared to 2006, reflecting additions to management and the addition of 50 full-time equivalent employees from Royal American.

•	Occupancy and equipment expense increased by $1.8 million during the nine months ended September 30, 2007 to $6.7 million compared to the similar period in 2006 reflecting the six additional offices acquired from Royal American and the Franklin Park office opened in June 2006.

•	Professional services expense declined by $208,000 to $3.6 million in the first nine months of 2007 compared to the same period in 2006.

•	Marketing expenses for the nine months ended September 30, 2007 were $237,000 million higher than in the same period in 2006.

     The Company continues to pursue opportunities to control expenses. In July 2007, the Company entered into a joint marketing arrangement with the largest privately held mortgage bank in Chicago. Through this arrangement, approximately fifteen of the Company’s employees became employees of this mortgage bank. This was done to eliminate the fixed costs associated with this very cyclical business, while also enabling the Company to offer its customers an even broader array of residential mortgage products.
Income Taxes
     The Company recorded income tax expense of $1.2 million, or 19.4% of income before income taxes, and $814,000, or 12.0% of income before income taxes, for the quarters ended September 30, 2007 and 2006, respectively. For the first nine months of 2007, the Company recorded $2.9 million in income tax expense, or 16.7% of income before taxes, compared to $3.4 million, or 18.6% of income before taxes, for the same period of 2006. An adjustment related to the Company’s recently filed 2006 income tax returns increased third quarter 2007 income tax expense by $159,000. The change in the effective tax rate is attributed to the level of net income before taxes and the composition of tax advantaged assets. The effective tax rate would increase as earnings increase in the future. The Company’s marginal tax rate is approximately 38.6%.
     The difference between the provision for income taxes in the consolidated financial statements and amounts computed by applying the current federal statutory income tax rate of 35% to income before income taxes is reconciled as follows:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2007		2006		2007		2006
	(Dollars in thousands)
Income taxes computed at federal statutory rate	$2,101	35.0%	$2,377	35.0%	$6,034	35.0%	$6,369	35.0%
Tax-exempt interest income on securities and loans	(166)	(2.8)	(313)	(4.6)	(550)	(3.2)	(869)	(4.8)
General business credits	(289)	(4.8)	(495)	(7.3)	(509)	(3.0)	(555)	(3.1)
State income taxes, net of federal tax benefit due to state operating loss	(323)	(5.4)	(254)	(3.7)	(840)	(4.9)	(290)	(1.6)
Life insurance cash surrender value increase, net of premiums	(258)	(4.3)	(236)	(3.5)	(767)	(4.4)	(595)	(3.3)
Dividends received deduction	(301)	(5.0)	(272)	(4.0)	(913)	(5.3)	(717)	(3.9)
Nondeductible meals and entertainment	10	0.2	6	0.1	29	0.2	15	0.1
Annuity proceeds	310	5.1	—	—	310	1.8	—	—
Stock based compensation, net	—	—	(4)	(0.1)	—	—	29	0.2
Other	82	1.4	5	0.1	92	0.5	(2)	(0.0)

Total provision for income taxes	$1,166	19.4%	$814	12.0%	$2,886	16.7%	$3,385	18.6%

Recent Developments
     The Bank is a member of the Federal Home Loan Bank System which allows it to borrow, and it has borrowed, funds from the Federal Home Loan Bank of Chicago (“FHLB Chicago”). As a result, it is required to hold capital stock of the FHLB Chicago. In October 2007, the FHLB Chicago announced that it entered into a consensual cease and desist order with its regulator which prohibits it from redeeming or repurchasing any capital stock from members or declaring dividends on its capital stock without prior approval. The FHLB Chicago has also announced that it will not declare a dividend for the third quarter of 2007. At September 30, 2007, the Company held $16.0 million in FHLB Chicago stock which earned 2.9% on average for the first nine months of 2007. The Company’s future earnings will be negatively impacted if the FHLB Chicago decides not to declare dividends in any future quarters.
     Prior to September 30, 2007, the Company was granted a one-time credit to offset FDIC premiums as a result of the Federal Deposit Insurance Reform Act of 2005 (“Reform Act”). This one-time credit has maintained the Company’s 2007 FDIC insurance expense close to 2006’s expense level. The Company expects this credit to be fully utilized by the end of the first quarter of 2008. As a result, the Company anticipates that the FDIC insurance expense will increase by $1.3 million in 2008 based on estimated average deposits of $2.5 billion.
     In May 2007, the State of Illinois enacted new legislation that, among other changes, will change the Illinois apportionment rules for financial organizations and disallow the dividends paid deduction for “captive” real estate investment trusts (“REITs”). The Company has certain tax structures in place which reduce its income tax expense including an 80/20 company which holds a portion of the Company’s securities portfolio and a REIT which holds certain real estate loans previously held by the Bank. Based on the new legislation, the Company expects an increase in its Illinois income tax liability starting in 2008.
Financial Condition
     Set forth below are some balance sheet highlights at September 30, 2007 compared to December 31, 2006 and September 30, 2006.
•	Total assets increased $90.5 million to $3.0 billion at September 30, 2007 compared to year end 2006 and up $90.3 million compared to September 30, 2006.

•	Total loans increased $60.6 million to $2.0 billion at September 30, 2007 compared to year end 2006 and increased $98.4 million over the third quarter of 2006.

•	The loan to deposit ratio increased to 100.63% from 99.44% at December 31, 2006, and was higher than the 94.19% figure recorded at September 30, 2006.

•	Deposits increased by $37.1 million to $2.0 billion at September 30, 2007 compared to year end 2006 but decreased by $31.9 million when compared to September 30, 2006. Deposit growth from year end was centered in certificates of deposit, mainly brokered certificates of deposit.

     The following are the assets acquired and liabilities assumed from Royal American at July 1, 2006 including the adjustments made to record the transaction and to adjust the assets and liabilities to their estimated fair values. As a result, total assets, net loans, and deposits increased by 27.3%, 35.3%, and 29.4%, respectively.

		Fair Market
	Royal	Value	As
	American	Adjustment	Adjusted
	(In thousands)
Assets acquired:
Cash and cash equivalents	$24,363	$—	$24,363
Securities available-for-sale	16,487	—	16,487
Federal Reserve and Federal Home Loan Bank stock	1,427	—	1,427
Loans, net	497,376	(2,837)	494,539
Cash value of life insurance	12,467	—	12,467
Premises and equipment, net	1,254	41	1,295
Core deposit intangible, net	—	10,488	10,488
Goodwill	—	78,597	78,597
Other assets	4,535	—	4,535

Total assets acquired	$557,909	$86,289	$644,198

Liabilities assumed:
Deposits	$467,878	$(1,867)	$466,011
Federal funds purchased	30,000	—	30,000
Advances from the Federal Home Loan Bank	5,000	(146)	4,854
Junior subordinated debentures	10,310	(204)	10,106
Other liabilities	115	3,938	4,053

Total liabilities assumed	$513,303	$1,721	$515,024

Assets acquired less liabilities assumed	$44,606	$84,568	$129,174

     Set forth below are some asset quality highlights at September 30, 2007 compared to December 31, 2006 and September 30, 2006.
•	The quality of the loan portfolio remained stable.
▪	Nonaccrual loans excluding the Large Problem Credit that was previously disclosed were 0.80% of loans, up from 0.75% at June 30, 2007 but down from the December 31, 2006 level of 0.89%.

▪	Nonaccrual loans were 2.23% of total loans at September 30, 2007, 2.20% of total loans at year end, and 1.13% at September 30, 2006. The increase over September 30, 2006 was mostly a result of the Large Problem Credit.

▪	There were no loans over 90 days past due and accruing at September 30, 2007. Foreclosed properties decreased slightly from $2.3 million at June 30, 2007 to $2.2 million.

▪	There have been no additions to foreclosed properties for the first nine months of 2007.

▪	Loan delinquencies 30-89 days were 0.49% of loans at September 30, 2007, down from 0.63% at June 30, 2007.

▪	Total nonperforming assets, excluding the Large Problem Credit, were up 6.2% from June 30, 2007, and down 8.1% compared to December 31, 2006.

▪	Nonperforming assets were 1.55% of total assets at September 30, 2007 and year end but increased from the 0.83% recorded at September 30, 2006 due to the Large Problem Credit.
•	The Company’s loan quality statistics are adversely affected by the Large Problem Credit. At September 30, 2007, the remaining total loan exposure is $28.9 million, all of which is on nonaccrual.

•	The Company recorded a $5.0 million provision for loan losses relating to the Large Problem Credit in the second quarter of 2006. The Company recorded an additional $5.5 million provision and charged off $7.5 million of the principal balance in the fourth quarter of 2006 to reflect the deterioration of the Large Problem Credit. There were no charge offs on this credit during 2007.

•	The allowance for loan losses was 1.24% of total loans, versus 1.19% at year end 2006 and 1.34% at September 30, 2006.

•	The allowance for loan losses was 0.56 times nonaccrual loans at September 30, 2007, 0.54 times nonaccrual loans at year end, and 1.18 times nonaccrual loans at September 30, 2006, with the decrease from September 30, 2006 being primarily attributed to the Large Problem Credit.
Loans
     The following table sets forth the composition of the Company’s loan portfolio as of the indicated dates.

	September 30,		December 31,
	2007		2006
		% of Gross		% of Gross
	Amount	Loans	Amount	Loans
		(Dollars in thousands)
Commercial	$421,361	21.0%	$376,944	19.4%
Construction	405,464	20.2	424,181	21.8
Commercial real estate	787,123	39.2	761,742	39.0
Consumer
Home equity	144,629	7.2	147,366	7.6
Other consumer	7,905	0.4	9,373	0.5

Total consumer	152,534	7.6	156,739	8.1
Residential mortgage	241,319	12.0	227,762	11.7

Total loans, gross	2,007,801	100.0%	1,947,368	100.0%
Net deferred fees	(355)		(552)

Total loans, net	$2,007,446		$1,946,816

     Total loans grew by $60.6 million, or 3.1%, to $2.0 billion at September 30, 2007 from December 31, 2006 which also changed the mix of the portfolio. Set forth below are other highlights of the loan portfolio. The Company does not hold any sub-prime loans in its portfolio.
•	The Company continues to focus its loan growth efforts in commercial and industrial lending opportunities which in many cases includes owner-occupied commercial real estate loans. The Company’s stated objective is to diversify and reduce risk in the loan portfolio.

•	Commercial loans grew by $44.4 million to $421.4 million as of September 30, 2007 from $376.9 million as of December 31, 2006. Commercial loans represent 21.0% of total gross loans, up from 19.4% at year end.

•	Construction loans decreased by $18.7 million to $405.5 million as of September 30, 2007 from $424.2 million at December 31, 2006. The slow down in all forms of real estate also precipitated a change in the loan mix. Construction loans decreased to 20.2% of the portfolio from 21.8% at year end.

•	Consumer loans decreased $4.2 million to $152.5 million as of September 30, 2007 compared to $156.7 million December 31, 2006.

•	Residential mortgage loans increased $13.6 million to $241.3 million as of September 30, 2007 from $227.8 million as of December 31, 2006.
     Loans held for sale were $2.7 million at December 31, 2006. As discussed above, the Company entered into a joint marketing arrangement with a leading privately held mortgage bank in Chicago. Management believes that this arrangement will enable the Company to provide better pricing to its customers while also providing us with a high quality source of additional loan volume.
     The Company continues to reduce the risk profile of the loan portfolio by selling loan participations related to its largest credit exposures. The Company sold $9.1 million of commercial loan participations related to the Company’s largest borrowers during the third quarter and $3.9 million in second quarter of 2007.
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
     Following is a summary of changes in the allowance for loan losses:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
		(In thousands)
Balance, at beginning of period	$23,724	$20,874	$23,229	$17,760
Addition resulting from acquisition	—	3,244	—	3,244
Provision charged to operations	1,800	1,550	3,481	6,550

Loans charged off	(1,159)	(313)	(3,183)	(2,601)
Recoveries	514	187	1,352	589

Net loans charged off	(645)	(126)	(1,831)	(2,012)

Balance, at end of period	$24,879	$25,542	$24,879	$25,542

     A provision for loan losses of $3.5 million was taken for the first nine months of 2007 compared to $6.6 million for the similar period in 2006. The Company had net charge-offs of $1.8 million for the first nine months of 2007 compared to net charge-offs of $2.0 million for the same period in 2006. Loan delinquencies 30-89 days were 0.49% of loans at September 30, 2007, down from 0.63% at June 30, 2007. The provision for loan losses increased, even though net chargeoffs were down, due to updated assessments of impaired loans, the overall growth in the loan portfolio, weakening economic trends and the increasingly challenging environment for real estate related businesses. The larger provision helped to strengthen the Company’s balance sheet, as reflected by the resulting increase in the allowance as a percentage of loans and in the nonaccrual coverage ratio.
     The following table sets forth certain asset quality ratios on a quarter-to-date basis as of the indicated dates.

	September 30,		December 31,		September 30,
	2007		2006		2006
Net loans charged off to average loans during quarter	0.13%		1.62%		0.03%
Provision for loan losses to loans	0.36		1.12		0.32
Allowance for loan losses to loans	1.24		1.19		1.34
Allowance to nonaccrual loans	0.56	x	0.54	x	1.18	x
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
Nonaccrual Loans and Nonperforming Assets
     Nonaccrual loans increased $1.9 million to $44.7 million at September 30, 2007 from December 31, 2006.
     The Large Problem Credit accounted for $28.9 million, or 64.6%, of the nonaccrual loans at September 30, 2007 and $25.8 million at December 31, 2006. The Company continues the process of aggressively pursuing collection through the court system and the liquidation of collateral to pay down the Large Problem Credit loans. As expected, early in the third quarter, the borrower’s corporate entities filed for protection under Chapter 11 of the Bankruptcy Code. While the Company believes that the current carrying value of these loans at September 30, 2007 reflects management’s best current estimate of net realizable value, there can be no assurance that additional losses may not be incurred.
     Foreclosed properties were $2.2 million at September 30, 2007, a decrease of $394,000 compared to year end and $66,000 decreased compared to June 30, 2007. There have been no additions to foreclosed properties in 2007. Nonperforming assets were $46.9 million at September 30, 2007 compared to $45.5 million at December 31, 2006.
     The following table sets forth information on the Company’s nonaccrual loans and nonperforming assets as of the indicated dates.

	September 30,	December 31,
	2007	2006
	(Dollars in thousands)
Impaired and other loans 90 days past due and accruing	$—	$34

Nonaccrual and impaired loans not accruing	$44,681	$42,826
Foreclosed properties	2,246	2,640

Total nonperforming assets	$46,927	$45,466

Nonaccrual loans to loans	2.23%	2.20%
Nonperforming assets to loans and foreclosed properties	2.34	2.33
Nonperforming assets to assets	1.55	1.55
     Given current market conditions, the Company has further enhanced its process to detect early stage credit deterioration in the loan portfolio and address any such problems timely and aggressively. When significant stress or weaknesses are identified in a particular loan, the Company takes a proactive approach to manage the associated risks. The actions taken might include, for example, seeking additional collateral and/or pursuing an early exit strategy whereby the borrower is encouraged to seek alternative financing arrangements.
Securities
     The following tables set forth the composition of the Company’s securities portfolio by major category:

	September 30, 2007
					Total
	Held-to-Maturity		Available-for-Sale				% of
	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized
	Cost	Value	Cost	Value	Cost	Value	Cost
	(Dollars in thousands)
U.S. Treasury and obligations of U.S. government-sponsored entities	$—	$—	$151,984	$152,164	$151,984	$152,164	21.12%
Obligations of states and political subdivisions	1,684	1,686	46,079	45,586	47,763	47,272	6.64
Mortgage-backed securities	39,294	37,926	373,159	364,296	412,453	402,222	57.33
Equity securities	—	—	85,176	77,521	85,176	77,521	11.84
Other bonds	—	—	22,100	21,419	22,100	21,419	3.07

Total	$40,978	$39,612	$678,498	$660,986	$719,476	$700,598	100.00%

     Securities available-for-sale are carried at fair value, with related unrealized net gains or losses, net of deferred income taxes, recorded as an adjustment to equity capital. At September 30, 2007, unrealized losses on securities available-for-sale were $17.5 million, or $10.6 million net of taxes, compared to $10.7 million, or $6.3 million net of taxes, at December 31, 2006 due to the change in the interest rate environment. See Note 4 – Securities to the unaudited consolidated financial statements for more details. The securities portfolio has a low degree of inherent credit risk and does not contain any sub-prime or Alt-A mortgage-backed securities.
     Securities available-for-sale increased by $71.0 million, or 12.0%, to $661.0 million at September 30, 2007 from $590.0 million at December 31, 2006 as cash from the sales of equity securities during the fourth quarter of 2006 was re-deployed. The Company also changed the mix of its securities portfolio through the sale of certain municipal bonds and mortgage-backed securities and the investment in higher-yielding U.S. government-sponsored entities during 2007. Set forth below are other highlights and change in mix of the securities portfolio.
•	U.S. Treasury and obligations of U.S. government-sponsored entities increased by $145.2 million to $152.2 million, or 23.0% of the securities portfolio, at September 30, 2007 compared to $7.0 million at year end.

•	U.S. government agency and government-sponsored entity mortgage-backed securities decreased 16.0%, or $69.8 million, from $434.1 million at December 31, 2006 to $364.3 million, or 55.1% of the securities portfolio, at September 30, 2007.

•	Equity securities increased $36.0 million to $77.5 million, or 11.7% of the securities portfolio, at September 30, 2007 from December 31, 2006. Equity securities included capital securities of U.S. government-sponsored entities.

•	Obligations of state and political subdivisions decreased $51.4 million to $45.6 million, or 3.2% of the securities portfolio, at September 30, 2007 from December 31, 2006.
     Securities held-to-maturity decreased $5.0 million, or 10.8%, from $45.9 million at December 31, 2006 to $41.0 million at September 30, 2007.
     There were no trading securities held at September 30, 2007 or December 31, 2006. When acquired, the Company holds trading securities and derivatives on a short-term basis based on market and liquidity conditions.

Cash Surrender Value of Life Insurance
     The Company’s holdings in bank-owned life insurance (“BOLI”) increased by $2.2 million during the nine months ended September 30, 2007 compared to year end, due to the increase in the cash surrender value which is also included in noninterest income. BOLI is intended to produce revenue which will offset a portion of future Supplemental Executive Retirement Plan and other employee benefit plan liabilities.
Deposits and Borrowed Funds
     The following table sets forth the composition of the Company’s deposits as of the indicated dates.

	September 30,	December 31,
	2007	2006
	(In thousands)
Noninterest-bearing demand	$246,153	$276,381

Interest-bearing demand	171,635	161,585
Money-market demand and savings	377,299	377,955
Time deposits less than $100,000	740,541	721,578
Time deposits of $100,000 or more	459,299	420,311

Total interest-bearing deposits	1,748,774	1,681,429

Total	$1,994,927	$1,957,810

     Total deposits of $2.0 billion at September 30, 2007 represented an increase of $37.1 million, or 1.9%, from December 31, 2006. Changes in the Company’s deposit mix are noted below.
•	Noninterest-bearing deposits were $246.2 million at September 30, 2007, $30.2 million less than the $276.4 million level at December 31, 2006.

•	Over the same period, interest-bearing deposits increased 4.0%, or $67.3 million to $1.7 billion at September 30, 2007.

•	Core deposits, which include demand deposit, interest-bearing demand deposit, money market, and savings accounts, decreased $20.8 million to $795.1 million at September 30, 2007 from $815.9 million at December 31, 2006.

•	Certificates of deposit under $100,000 increased $19.0 million from December 31, 2006 to $740.5 million at September 30, 2007.

•	Certificates of deposit over $100,000 increased $39.0 million from December 31, 2006 to $459.3 million at September 30, 2007. The majority of the increase was a result of increased brokered certificates of deposit coupled with the migration of balances in core deposits to certificates of deposits as a result of the increase in rates. At times, brokered certificates of deposit are less costly than customer certificates of deposits. During the third quarter, however, brokered certificates of deposit decreased by $51.2 million.
     The Company competes for core deposits in the heavily-banked Chicago Metropolitan Statistical Area. Competitive pricing has made it difficult to maintain and grow these types of deposits. The level of competition for core deposits is not expected to ease in the near term. To overcome this challenge, the Company has changed and expanded staffing and management at its banking centers and initiated a number of customer outreach initiatives.

     In addition, the Company is in the process of creating a performance-driven sales environment and increasing activity in its branches. Deposit growth is anticipated in the future as new customers are added due to the addition of new small business and commercial and industrial loan customers and a commitment to relationship banking. The Company’s recent campaigns have been on promoting relationship savings accounts and other core products. In conjunction with this strategy, the Bank’s retail incentive program has shifted its focus on relationship building, with incentives being paid out for cross-selling achievements. Relationship building, along with a continued focus on providing excellent customer service, is key to solidifying and growing the Bank’s customer base.
     The following table sets forth the composition of the Company’s borrowed funds as of the indicated dates.

	September 30,	December 31,
	2007	2006
	(In thousands)
Federal funds purchased	$12,000	$66,000
Securities sold under agreements to repurchase	317,118	201,079
Federal Home Loan Bank advances	319,925	319,883
Junior subordinated debentures	65,861	65,812
Note payable	2,500	—

Total	$717,404	$652,774

     The Company utilizes securities sold under repurchase agreements as a source of funds that do not increase the Company’s reserve requirement. The Company had $317.1 million in securities sold under repurchase agreements at September 30, 2007 compared to $201.1 million at December 31, 2006. The increase in securities sold under repurchase agreements was due to the Company’s difficulty in raising low cost deposits. These repurchase agreements are with primary dealers and have maturities of three months to ten years with call provisions ranging from six months to one year.
     The Company has credit agreements with a correspondent bank, which provides the Company with a revolving line of credit with a maximum availability of $25.0 million and a term note of $75.0 million. The revolving line of credit has an initial rate of one-month LIBOR plus 115 basis points and matures on April 3, 2008. During the fourth quarter of 2007, the Company utilized the proceeds from the $75.0 million term note to pay for the cash requirements of the Northwest Suburban acquisition. The term note has an initial rate of one-month LIBOR plus 140 basis points and matures on September 28, 2010.
Capital Resources
     Stockholders’ equity decreased $2.0 million from December 31, 2006 to $285.2 million at September 30, 2007. The accumulated other comprehensive loss, net of tax, increased by $4.3 million to $10.6 million at September 30, 2007 compared to $6.3 million at December 31, 2006, as a result of the decrease in the fair value of securities available-for-sale which was due to the change in the interest rate environment. Total capital to risk-weighted assets decreased slightly to 12.5% on September 30, 2007 from 13.0% on December 31, 2006.
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
     The Bank was categorized as well capitalized as of September 30, 2007. Management is not aware of any conditions or events since the most recent regulatory notification that would change the Company’s or the Bank’s categories.
     The risk-based capital information for the Company:

	September 30,	December 31,
	2007	2006
	(In thousands)
Risk-weighted assets	$2,299,474	$2,237,305
Average assets	3,020,254	2,946,366
Capital components:
Stockholders’ equity	$285,233	$287,242
Guaranteed trust preferred securities	64,000	64,000
Less: Core deposit and other intangibles, net	(9,586)	(11,273)
Less: Goodwill	(79,857)	(79,488)
Plus: Unrealized losses on securities	10,574	6,273
Unrealized losses on equity securities	(7,654)	—

Tier I capital	262,710	266,754
Allowance for loan losses	24,879	23,229
Reserve for unfunded commitments	233	—
Unrealized gains on equity securities	—	175

Total risk-based capital	$287,822	$290,158

     Capital levels and minimum required levels:

	At September 30, 2007
			Minimum Required		Minimum Required
	Actual		for Capital Adequacy		to be Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Total capital to risk-weighted assets Company	$287,822	12.5%	$183,958	8.0%	n/a	n/a
Midwest Bank and Trust Company	284,021	12.4	183,206	8.0	$229,008	10.0%

Tier I capital to risk-weighted assets Company	262,710	11.4	91,979	4.0	n/a	n/a
Midwest Bank and Trust Company	259,142	11.3	91,603	4.0	137,405	6.0

Tier I capital to average assets Company	262,710	8.7	120,810	4.0	n/a	n/a
Midwest Bank and Trust Company	259,142	8.6	120,424	4.0	150,530	5.0

	At December 31, 2006
			Minimum Required		Minimum Required
	Actual		for Capital Adequacy		to be Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Total capital to risk-weighted assets Company	$290,158	13.0%	$178,984	8.0%	n/a	n/a
Midwest Bank and Trust Company	272,619	12.2	178,113	8.0	$222,641	10.0%

Tier I capital to risk-weighted assets Company	266,754	11.9	89,492	4.0	n/a	n/a
Midwest Bank and Trust Company	249,214	11.2	89,056	4.0	133,584	6.0

Tier I capital to average assets Company	266,754	9.1	117,855	4.0	n/a	n/a
Midwest Bank and Trust Company	249,214	8.5	117,140	4.0	146,425	5.0
Liquidity
     The Company manages its liquidity position with the objective of maintaining sufficient funding capacity to respond to the needs of depositors and borrowers and to take advantage of earnings enhancement opportunities. At September 30, 2007, the Company had cash and cash equivalents of $64.2 million. In addition to the normal inflow of funds from core-deposit growth, together with repayments and maturities of loans and securities, the Company utilizes other short-term, intermediate-term and long-term funding sources such as securities sold under agreements to repurchase, overnight funds purchased from correspondent banks and the acceptance of short-term deposits from public entities.
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
     The Company monitors and manages its liquidity position on several levels, which vary depending upon the time period. A basic surplus position is analyzed monthly to insure the Company has sufficient funds to meet immediate, short-term needs. A contingency funding plan is prepared, analyzed and tested periodically to insure the Company has sufficient capacity to meet the long-term its needs.
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

ITEM 3 — QUANTITATIVE AND QUALITATIVE DISCLOSURES
ABOUT MARKET RISK
Interest Rate Sensitivity Analysis
     The Company performs a net interest income analysis as part of its asset/liability management practices. Net interest income analysis measures the change in net interest income in the event of hypothetical changes in interest rates. This analysis assesses the risk of change in net interest income in the event of sudden and sustained 1.0% and 2.0% increases and decreases in market interest rates. The tables below present the Company’s projected changes in net interest income for the various rate shock levels at September 30, 2007 and December 31, 2006, respectively.

	Change in Net Interest Income Over One Year Horizon
					Guideline
	September 30, 2007		December 31, 2006		Maximum
	Dollar	%	Dollar	%	%
	Change	Change	Change	Change	Change
	(Dollars in thousands)
+200 bp	$(1,398)	(1.7)%	$(3,172)	(4.00)%	(10.0)%
+100 bp	1,024	1.3	(1,683)	(2.12)	(10.0)
-100 bp	(2,346)	(2.9)	1,410	1.78	(10.0)
-200 bp	(6,561)	(8.0)	(1,511)	(1.90)	(10.0)
     As shown above, at September 30, 2007, the effect of an immediate 200 basis point increase in interest rates would decrease the Company’s net interest income by 1.7%, or $1.4 million. The effect of an immediate 200 basis point reduction in rates would decrease the Company’s net interest income by 8.0%, or $6.6 million. Overall net interest income sensitivity remains within the Company’s and recommended regulatory guidelines.
     The changes in the Company’s net interest income sensitivity were due, in large part, to the prudent addition of optionality on both sides of the balance sheet. The changes in net interest income over the one year horizon for September 30, 2007 under the 1.0% and 2.0% increases and decreases in market interest rates scenarios are reflective of this optionality. In a rising rate environment, the callable U.S. government-sponsored entity debentures in the securities portfolio would remain at a fixed-rate of return as fundings costs rise. Conversely, if interest rates decline, these securities would be called and the proceeds would be re-invested at lower levels. Similarly, a managed amount of structured borrowings has been added to the wholesale funding position, which added volatility to net interest income. The Company believes it manages such volatility to acceptable levels and is being appropriately compensated for the additional risk. During much of 2006 and 2007, the competitive landscape of banking in Chicago resulted in certificate of deposit pricing that management believed to be significantly above-market. Rather than compete for higher-cost retail certificates of deposit, management chose to pursue funding opportunities in the wholesale markets. These opportunities were not only lower in cost, but allowed the Company to more precisely manage the rate and term structure of its funding liabilities. Throughout 2007, the Company continued to selectively offer special promotions to attract retail deposits as needed.

ITEM 4 — CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
     As of the end of the period covered by this report, an evaluation was performed under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer of the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 240.13a-15(e)). Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2007 to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms and is accumulated and communicated to management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding disclosure.
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
     Among the factors that could have an impact on the Company’s ability to achieve operating results, growth plan goals, and the beliefs expressed or implied in forward-looking statements are:
•	Management’s ability to reduce and effectively manage interest rate risk and the impact of interest rates in general on the volatility of the Company’s net interest income;

•	Fluctuations in the value of the Company’s investment securities;

•	The ability to attract and retain senior management experienced in banking and financial services;

•	The sufficiency of the allowance for loan losses to absorb the amount of actual losses inherent in the existing portfolio of loans;

•	The ability to ultimately collect on the Large Problem Credit;

•	The Company’s ability to adapt successfully to technological changes to compete effectively in the marketplace;

•	Credit risks and risks from concentrations (by geographic area and by industry) within the Bank’s loan portfolio and individual large loans;

•	The effects of competition from other commercial banks, thrifts, mortgage banking firms, consumer finance companies, credit unions, securities brokerage firms, insurance companies, money market and other mutual funds, and other financial institutions operating in the Company’s market or elsewhere or providing similar services;

•	The failure of assumptions underlying the establishment of the allowance for loan losses and estimation of values of collateral or cash flow projections and various financial assets and liabilities;

•	Volatility of rate sensitive deposits;

•	Operational risks, including data processing system failures or fraud;

•	Asset/liability matching risks and liquidity risks;

•	The ability to successfully acquire low cost deposits or funding;

•	The ability to successfully execute strategies to increase noninterest income;

•	The ability of the Company to fully realize expected cost savings and revenues in connection with acquisitions, or the ability to realize them on a timely basis;
•	The risk of borrower, depositor, and other customer attrition after acquisitions are completed;
•	Changes in the economic environment, competition, or other factors that may influence the anticipated growth rate of loans and deposits, the quality of the loan portfolio and loan and deposit pricing, and the Company’s ability to successfully pursue acquisition and expansion strategies and integrate any acquired companies;

•	The impact from liabilities arising from legal or administrative proceedings on the financial condition of the Company;

•	Possible administrative or enforcement actions of banking regulators in connection with any material failure of the Company or the Bank to comply with banking laws, rules or regulations;

•	Possible administrative or enforcement actions of the Securities and Exchange Commission (the “SEC”) in connection with the SEC inquiry of the restatement of the Company’s September 30, 2002 financial statements;

•	Governmental monetary and fiscal policies, as well as legislative and regulatory changes, that may result in the imposition of costs and constraints on the Company through higher FDIC insurance premiums, significant fluctuations in market interest rates, increases in capital requirements, and operational limitations;

•	Changes in general economic or industry conditions, nationally or in the communities in which the Company conducts business;

•	Changes in accounting principles, policies, or guidelines affecting the business conducted by the Company;

•	Acts of war or terrorism; and

•	Other economic, competitive, governmental, regulatory, and technical factors affecting the Company’s operations, products, services, and prices.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     On May 3, 2006, the Company announced a 5.0% stock repurchase program. During 2006, the Company repurchased 204,188 shares of its common stock at an average price of $23.37. These shares were acquired in private and public transactions as part of the Company’s stock repurchase program. As of September 30, 2007, there were 714,111 shares still authorized to be repurchased under this program. During the first nine months of 2007, the Company repurchased 321,500 shares of its common stock at an average price of $15.48. The following table sets forth the common stock repurchased during the third quarter of 2007.

			Total
			Number
			of Shares	Maximum Number
	Total		Purchased as Part	of Shares that
	Number	Average	of Publicly	May Yet Be
	of Shares	Price Paid	Announced Plans	Purchased Under
Period	Purchased	per Share	or Programs	the Plans or Programs
7/1/07 - 7/31/07	142,000	$14.05	142,000	714,111
8/1/07 - 8/31/07	—	—	—	714,111
9/1/07 - 9/30/07	—	—	—	714,111

Total	142,000	$14.05	142,000	714,111

     On May 3, 2007, the Company reported that its board of directors decided that the Company will continue to purchase its common stock under this common stock repurchase program. The Company may purchase up to 5.0% of its common stock, from time to time, in the open market, privately negotiated transactions, or through the adoption of a 10b5-1 plan in accordance with applicable regulations of the Securities and Exchange Commission, as market conditions warrant. The Company was precluded from repurchasing shares of its common stock from August 7, 2007 to September 30, 2007 as a result of the pending acquisition of Northwest Suburban.
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

*10.18	Form of 2005 Supplemental Executive Retirement Agreement (incorporated by reference to Registrant’s Report on Form 8-K filed October 28, 2005, File No. 001-13735).

*10.19	Form of Restricted Stock Award Agreement for Non-employee Directors and Restricted Stock Grant Notice for Non-employee Directors (incorporated by reference to Registrant’s Report on Form 8-K filed October 28, 2005, File No. 001-13735).

10.21	Lease dated as of April 29, 1976, between Joseph C. and Grace Ann Sanfilippo and Fairfield Savings and Loan Association, as amended (incorporated by reference to Registrant’s Form 10-K for the year ended December 31, 2003, File No. 001-13735).

10.22	Lease dated as of August 28, 2002 between Glen Oak Plaza and Midwest Bank and Trust Company (incorporated by reference to Registrant’s Form 10-K for the year ended December 31, 2003, File No. 001-13735).

10.24	Loan Agreement as of April 4, 2007, between the Company and M&I Marshall & Ilsley Bank (incorporated by reference to Registrant’s Report on Form 8-K filed April 6, 2007, File No. 001-13735).

*10.25	Employment Agreement as of September 28, 2004 between the Company and the Chief Executive Officer (incorporated by reference to Registrant’s Form 10-Q for the quarter ended September 30, 2004, File No. 001-13735).

*10.27	Midwest Banc Holdings, Inc. Severance Policy as of June 28, 2005 (incorporated by reference to Registrant’s Form 8-K dated June 28, 2005, File No. 001-13735).

10.29	Midwest Banc Holdings, Inc. Directors Deferred Compensation Plan (incorporated by reference to Registrant’s Report on Form 8-K filed December 16, 2005, File No. 001-13735).

*10.30	Amendment to Employment Agreement as of September 28, 2004 between the Company and the Chief Executive Officer (incorporated by reference to Registrant’s Report on Form 8-K filed March 24, 2006, File No. 001-13735).

*10.31	Amended and Restated Employment Agreement dated February 8, 2006 by and between Royal American Bank and Jay Fritz, assumed by the Company as of July 1, 2006 (incorporated by reference to Registrant’s Report on Form 8-K filed July 7, 2006, File No. 001-13735).

10.32	Lease dated April 1, 1993, by and between Royal American Bank and LaSalle National Trust, N.A., as amended, assumed by the Company as of July 1, 2006 (incorporated by reference to Registrant’s Form 10-Q for the quarter ended September 30, 2006, File No. 001-13735).

10.33	Lease dated April 19, 1993 by and between Royal American Bank and Hamilton Forsythe 1000 Tower Lane LLC, successor-in-interest to Bensenville Office Venture, as amended, assumed by the Company as of July 1, 2006 (incorporated by reference to Registrant’s Form 10-Q for the quarter ended September 30, 2006, File No. 001-13735).

10.34	Sublease dated January 31, 2006 by and between Royal American Bank and JPMorgan Chase Bank, National Association, assumed by the Company as of July 1, 2006 (incorporated by reference to Registrant’s Form 10-Q for the quarter ended September 30, 2006, File No. 001-13735).

10.35	Lease dated January 20, 2006 by and between Royal American Bank and MEG Associates Limited Partnership, assumed by the Company as of July 1, 2006 (incorporated by reference to Registrant’s Form 10-Q for the quarter ended September 30, 2006, File No. 001-13735).

10.36	Lease dated October 28, 1996 by and between Royal American Bank and Tiffany Pointe, Inc./Marquette Bank, as amended, assumed by the Company as of July 1, 2006 (incorporated by reference to Registrant’s Form 10-Q for the quarter ended September 30, 2006, File No. 001-13735).

10.37	Lease dated September 24, 1999, by and between Royal American Bank and Moats Office Properties, Inc., as amended, assumed by the Company as of July 1, 2006 (incorporated by reference to Registrant’s Form 10-Q for the quarter ended September 30, 2006, File No. 001-13735).

10.38	Lease dated July 14, 2006 by and between Midwest Bank and Trust Company and William C. Moran (incorporated by reference to Registrant’s Form 10-Q for the quarter ended September 30, 2006, File No. 001-13735).

*10.39	First Amendment to the Form of 2001 Supplemental Executive Retirement Agreement (incorporated by reference to Registrant’s Report on Form 8-K filed October 28, 2005, File No. 001-13735).

*10.40	Second Amendment to the Form of 2001 Supplemental Executive Retirement Agreement (incorporated by reference to Registrant’s Form 10-Q for the quarter ended September 30, 2006, File No. 001-13735).

*10.41	Form of 2006 Supplemental Executive Retirement Agreement (incorporated by reference to Registrant’s Form 10-Q for the quarter ended September 30, 2006, File No. 001-13735).

*10.42	First Amendment to the Form of 2005 Supplemental Executive Retirement Agreement (incorporated by reference to Registrant’s Form 10-Q for the quarter ended September 30, 2006, File No. 001-13735).

10.43	Lease dated November 9, 2005 by and between Midwest Bank and Trust Company and Crossings Commercial, LLC (incorporated by reference to Registrant’s Form 10-Q for the quarter ended September 30, 2006, File No. 001-13735).

10.44	Lease dated August 17, 2005 by and between Royal American Bank and L.F.A.J.J. Partners, LLC, assumed by the Company as of July 1, 2006 (incorporated by reference to Registrant’s Form 10-Q for the quarter ended March 31, 2007, File No. 001-13735).

10.45	Loan Agreement dated as of September 28, 2007 and amendment of loan agreement dated April 4, 2007, between the Company and M&I Marshall & Ilsley Bank (incorporated by reference to Registrant’s Report on Form 8-K filed October 1, 2007, File No. 001-13735).

*10.46	Form of 2007 Transitional Employment Agreement (incorporated by reference to Registrant’s Report on Form 8-K filed October 1, 2007, File No. 001-13735).

*10.47	Form of 2007 Supplemental Executive Retirement Agreement (incorporated by reference to Registrant’s Report on Form 8-K filed October 1, 2007, File No. 001-13735).

*10.48	First Amendment to the Midwest Banc Holdings, Inc. Stock and Incentive Plan (incorporated by reference to Registrant’s Report on Form 8-K filed October 1, 2007, File No. 001-13735).

31.1	Rule 13a-14(a) Certification of Principal Executive Officer.

31.2	Rule 13a-14(a) Certification of Principal Financial Officer.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, from the Company’s Chief Executive Officer and Chief Financial Officer.

*	Indicates management contracts or compensatory plans or arrangements required to be filed as an exhibit.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Date:       November 9, 2007

MIDWEST BANC HOLDINGS, INC. (Registrant)
By:	/s/ James J. Giancola
James J. Giancola,
President and Chief Executive Officer

By:	/s/ Daniel R. Kadolph
Daniel R. Kadolph,
Executive Vice President and Chief Financial Officer

Exhibit Index
2.6	Agreement and Plan of Merger, dated as of February 8, 2006, by and between Midwest Banc Holdings, Inc. and Royal American Corporation (incorporated by reference to Registrant’s Report on Form 8-K filed February 8, 2006, File No. 001-13735).

2.8	Agreement and Plan of Merger, dated as of March 22, 2007, by and between Midwest Banc Holdings, Inc. and Northwest Suburban Bancorp., Inc. (incorporated by reference to Registrant’s Report on Form 8-K filed March 22, 2007, File No. 001-13735).

3.1	Amended and Restated Certificate of Incorporation, as amended.

3.2	Amended and Restated By-laws, filed September 27, 2005 (incorporated by reference to Registrant’s Report on Form 8-K filed September 27, 2005, File No. 001-13735).

4.1	Specimen Common Stock Certificate (incorporated by reference to Registrant’s Registration Statement on Form S-1, Registration No. 333-42827).

4.2	Certain instruments defining the rights of the holders of long-term debt of the Company and certain of its subsidiaries, none of which authorize a total amount of indebtedness in excess of 10% of the total assets of the Company and its subsidiaries on a consolidated basis, have not been filed as Exhibits. The Company hereby agrees to furnish a copy of any of these agreements to the SEC upon request.

*10.1	Midwest Banc Holdings, Inc. Stock and Incentive Plan (incorporated by reference to Registrant’s Form 10-K for the year ended December 31, 2006, File No. 001-13735).

*10.4	Form of Transitional Employment Agreements (incorporated by reference to Registrant’s Registration Statement on Form S-1, Registration No. 333-42827).

10.5	Lease dated as of December 24, 1958, between Western National Bank of Cicero and Midwest Bank and Trust Company, as amended (incorporated by reference to Registrant’s Registration Statement on Form S-1, Registration No. 333-42827).

10.6	Britannica Centre Lease, dated as of May 1, 1994, between Chicago Title and Trust Company, as Trustee under Trust Agreement dated November 2, 1977 and known as Trust No. 1070932 and Midwest Bank and Trust Company (incorporated by reference to Registrant’s Registration

Statement on Form S-1, Registration No. 333-42827).

10.7	Lease dated as of March 20, 1996 between Grove Lodge No. 824 Ancient Free and Accepted Masons and Midwest Bank of Hinsdale (incorporated by reference to Registrant’s Registration Statement on Form S-1, Registration No. 333-42827).

10.8	Office Lease, undated, between Grove Lodge No. 824 Ancient Free and Accepted Masons and Midwest Bank of Hinsdale (incorporated by reference to Registrant’s Registration Statement on Form S-1, Registration No. 333-42827).

*10.15	Form of 2001 Supplemental Executive Retirement Agreement (incorporated by reference to Registrant’s Form 10-Q for the quarter ended September 30, 2001, File No. 001-13735).

*10.16	Form of Transitional Employment Agreement (Executive Officer Group) (incorporated by reference to Registrant’s Form 10-Q for the quarter ended September 30, 2001, File No. 001-13735).

*10.17	Form of Restricted Stock Award Agreement for Officers, Restricted Stock Grant Notice for Officers, Incentive and Nonqualified Stock Options Award Agreements, and Stock Option Grant Notice for Officers (incorporated by reference to Registrant’s Report on Form 8-K filed August 29, 2005, File No. 001-13735).

*10.18	Form of 2005 Supplemental Executive Retirement Agreement (incorporated by reference to Registrant’s Report on Form 8-K filed October 28, 2005, File No. 001-13735).

*10.19	Form of Restricted Stock Award Agreement for Non-employee Directors and Restricted Stock Grant Notice for Non-employee Directors (incorporated by reference to Registrant’s Report on Form 8-K filed October 28, 2005, File No. 001-13735).

10.21	Lease dated as of April 29, 1976, between Joseph C. and Grace Ann Sanfilippo and Fairfield Savings and Loan Association, as amended (incorporated by reference to Registrant’s Form 10-K for the year ended December 31, 2003, File No. 001-13735).

10.22	Lease dated as of August 28, 2002 between Glen Oak Plaza and Midwest Bank and Trust Company (incorporated by reference to Registrant’s Form 10-K for the year ended December 31, 2003, File No. 001-13735).

10.24	Loan Agreement as of April 4, 2007, between the Company and M&I Marshall & Ilsley Bank (incorporated by reference to Registrant’s Report on Form 8-K filed April 6, 2007, File No. 001-13735).

*10.25	Employment Agreement as of September 28, 2004 between the Company and the Chief Executive Officer (incorporated by reference to Registrant’s Form 10-Q for the quarter ended September 30, 2004, File No. 001-13735).

*10.27	Midwest Banc Holdings, Inc. Severance Policy as of June 28, 2005 (incorporated by reference to Registrant’s Form 8-K dated June 28, 2005, File No. 001-13735).

10.29	Midwest Banc Holdings, Inc. Directors Deferred Compensation Plan (incorporated by reference to Registrant’s Report on Form 8-K filed December 16, 2005, File No. 001-13735).

*10.30	Amendment to Employment Agreement as of September 28, 2004 between the Company and the Chief Executive Officer (incorporated by reference to Registrant’s Report on Form 8-K filed March 24, 2006, File No. 001-13735).

*10.31	Amended and Restated Employment Agreement dated February 8, 2006 by and between Royal American Bank and Jay Fritz, assumed by the Company as of July 1, 2006 (incorporated by reference to Registrant’s Report on Form 8-K filed July 7, 2006, File No. 001-13735).

10.32	Lease dated April 1, 1993, by and between Royal American Bank and LaSalle National Trust, N.A., as amended, assumed by the Company as of July 1, 2006 (incorporated by reference to Registrant’s Form 10-Q for the quarter ended September 30, 2006, File No. 001-13735).

10.33	Lease dated April 19, 1993 by and between Royal American Bank and Hamilton Forsythe 1000 Tower Lane LLC, successor-in-interest to Bensenville Office Venture, as amended, assumed by the Company as of July 1, 2006 (incorporated by reference to Registrant’s Form 10-Q for the quarter ended September 30, 2006, File No. 001-13735).

10.34	Sublease dated January 31, 2006 by and between Royal American Bank and JPMorgan Chase Bank, National Association, assumed by the Company as of July 1, 2006 (incorporated by reference to Registrant’s Form 10-Q for the quarter ended September 30, 2006, File No. 001-13735).

10.35	Lease dated January 20, 2006 by and between Royal American Bank and MEG Associates Limited Partnership, assumed by the Company as of July 1, 2006 (incorporated by reference to Registrant’s Form 10-Q for the quarter ended September 30, 2006, File No. 001-13735).

10.36	Lease dated October 28, 1996 by and between Royal American Bank and Tiffany Pointe, Inc./Marquette Bank, as amended, assumed by the Company as of July 1, 2006 (incorporated by reference to Registrant’s Form 10-Q for the quarter ended September 30, 2006, File No. 001-13735).

10.37	Lease dated September 24, 1999, by and between Royal American Bank and Moats Office Properties, Inc., as amended, assumed by the Company as of July 1, 2006 (incorporated by reference to Registrant’s Form 10-Q for the quarter ended September 30, 2006, File No. 001-13735).

10.38	Lease dated July 14, 2006 by and between Midwest Bank and Trust Company and William C. Moran (incorporated by reference to Registrant’s Form 10-Q for the quarter ended September 30, 2006, File No. 001-13735).

*10.39	First Amendment to the Form of 2001 Supplemental Executive Retirement Agreement (incorporated by reference to Registrant’s Report on Form 8-K filed October 28, 2005, File No. 001-13735).

*10.40	Second Amendment to the Form of 2001 Supplemental Executive Retirement Agreement (incorporated by reference to Registrant’s Form 10-Q for the quarter ended September 30, 2006, File No. 001-13735).

*10.41	Form of 2006 Supplemental Executive Retirement Agreement (incorporated by reference to Registrant’s Form 10-Q for the quarter ended September 30, 2006, File No. 001-13735).

*10.42	First Amendment to the Form of 2005 Supplemental Executive Retirement Agreement (incorporated by reference to Registrant’s Form 10-Q for the quarter ended September 30, 2006, File No. 001-13735).

10.43	Lease dated November 9, 2005 by and between Midwest Bank and Trust Company and Crossings Commercial, LLC (incorporated by reference to Registrant’s Form 10-Q for the quarter ended September 30, 2006, File No. 001-13735).

10.44	Lease dated August 17, 2005 by and between Royal American Bank and L.F.A.J.J. Partners, LLC, assumed by the Company as of July 1, 2006 (incorporated by reference to Registrant’s Form 10-Q for the quarter ended March 31, 2007, File No. 001-13735).

10.45	Loan Agreement dated as of September 28, 2007 and amendment of loan agreement dated April 4, 2007, between the Company and M&I Marshall & Ilsley Bank (incorporated by reference to Registrant’s Report on Form 8-K filed October 1, 2007, File No. 001-13735).

*10.46	Form of 2007 Transitional Employment Agreement (incorporated by reference to Registrant’s Report on Form 8-K filed October 1, 2007, File No. 001-13735).

*10.47	Form of 2007 Supplemental Executive Retirement Agreement (incorporated by reference to Registrant’s Report on Form 8-K filed October 1, 2007, File No. 001-13735).

*10.48	First Amendment to the Midwest Banc Holdings, Inc. Stock and Incentive Plan (incorporated by reference to Registrant’s Report on Form 8-K filed October 1, 2007, File No. 001-13735).

31.1	Rule 13a-14(a) Certification of Principal Executive Officer.

31.2	Rule 13a-14(a) Certification of Principal Financial Officer.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, from the Company’s Chief Executive Officer and Chief Financial Officer.

*	Indicates management contracts or compensatory plans or arrangements required to be filed as an exhibit.