Form 10-K
period 2007-12-31
MIDWEST BANC HOLDINGS INC
filed 2008-03-14
CIK 1051379

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007
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

Depositary Shares each representing 1/100th of a Share of Series A
Noncumulative Redeemable Convertible Preferred Stock,
$25.00 liquidation preference, NASDAQ Global Market
(Title of Class)

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $0.01 par value, NASDAQ Global Market
(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐     No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐     No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by Reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Ruler 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐     No ☑

The aggregate market value of the voting and nonvoting common equity held by nonaffiliates of the registrant on June 30, 2007, based on the last sales price quoted on the NASDAQ Global Market System on that date, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $335.9 million.

As of March 14, 2008, the number of shares outstanding of the registrant’s common stock, par value $0.01 per share, was 27,833,794.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Company’s Proxy Statement for the 2008 Annual Meeting of Stockholders are incorporated by reference into Part III.

MIDWEST BANC HOLDINGS, INC.

FORM 10-K

PART I

Item 1.	Business

The Company

Midwest Banc Holdings, Inc., the Company, a Delaware corporation founded in 1983, is a community-based bank holding company headquartered in Melrose Park, Illinois. Through its wholly owned subsidiaries, the Company provides a wide range of services, including traditional banking services, personal and corporate trust services, and insurance brokerage and retail securities brokerage services. The Company’s principal operating subsidiary is Midwest Bank and Trust Company, the Bank, an Illinois state bank that operates 29 banking centers in the Chicago metropolitan area. The Company operates in one business segment, community banking, providing a full range of services to individual and corporate customers. Midwest Financial and Investment Services, Inc., a subsidiary of the Bank, is a Financial Industry Regulatory Authority, FINRA, registered broker/dealer that provides securities brokerage and insurance services to customers of the Bank.

The Company focuses on establishing and maintaining long-term relationships with customers and is committed to providing for the financial services needs of the communities it serves. In particular, the Company continues to emphasize its relationships with individual customers and small-to-medium-sized businesses. The Company actively evaluates the credit needs of its markets, including low- and moderate-income areas, and offers products that are responsive to the needs of its customer base. The markets served by the Company provide a mix of real estate, commercial and industrial, and consumer lending opportunities, as well as a stable core deposit base. The Company has expanded its trust administration and trust services activities along with broker/dealer activities.

2007 Developments

On October 1, 2007, the Company completed its acquisition of Northwest Suburban Bancorp, Inc., Northwest Suburban, in a cash and stock merger transaction. At acquisition, Northwest Suburban had total assets of $546.2 million. The agreement and plan of merger provided that the Company’s stock comprised up to 45% of the purchase price, at an exchange ratio of 2.4551 shares of Company common stock for each Northwest Suburban common share, and that the remainder be paid in cash at the rate of $42.75 for each share of Northwest Suburban common stock. The Company issued 3.7 million shares of common stock, paid $81.2 million in cash, and incurred $414,000 in costs which were capitalized for a total purchase price of $136.7 million. Mr. Dennis M. O’Hara, a director of Northwest Suburban, joined the Board of Directors of the Company and the Bank upon closing. Mr. John G. Eilering, Northwest Suburban’s Chairman and Chief Executive Officer joined the Bank as Area President — Northwest. Mr. Stephan L. Markovits, President of Northwest Suburban joined the Bank as Executive Vice President — Commercial Lending. The systems conversions were successfully completed during the weekend of October 27. The Company used the proceeds from a $75.0 million term note under a borrowing facility it has with a correspondent bank to pay for a portion of the cash requirement of the acquisition. The term note has an initial rate of one-month LIBOR plus 140 basis points and matures on September 28, 2010.

This acquisition added five more branches and made the Company, based on deposits, the 17th largest bank in the Chicago area as well as expanding the Company’s geographic footprint in the northwest suburbs. Northwest Suburban’s branch locations in Des Plaines, Lakemoor, Lake Zurich, Mount Prospect, and North Barrington provide a complimentary addition to the Company’s branches in northwest Cook, Kane, Lake, and McHenry counties. In addition, the Company believes that this acquisition will contribute to expansion and diversification of its loan portfolio, its deposit base, and its noninterest income. All key sales professionals from Northwest Suburban were retained.

In July 2007, the Company entered into a joint marketing arrangement with the largest privately held mortgage bank in Chicago. Through this arrangement, approximately fifteen of the Company’s employees became employees of the mortgage bank, eliminating the fixed costs and regulatory risk associated with this very cyclical and complex business. The marketing arrangement also enabled the Company to offer its customers an even broader array of residential mortgage products.

In December 2007, the Company raised $41.4 million in new equity capital, net of issuance costs, through an offering of 1,725,000 depositary shares, including the over-allotment exercised by the underwriters, each representing 1/100th of a share of its Series A noncumulative redeemable convertible perpetual preferred stock, at $25.00 per depositary share. The infusion of capital strengthened the Company’s balance sheet as well as allowed it to partially pay down balances outstanding on its term note and revolving line of credit and contribute capital to the Bank.

During 2007, the Company repurchased 661,500 shares of its common stock at an average price of $14.25. There remains 374,111 of capacity to repurchase shares on the Company’s existing authorized repurchase program at December 31, 2007. See Item 5. Market for the Registrant’s Common Equity and Related Stockholder Matters for details on the common stock repurchased during 2007.

As of December 31, 2007, FNMA and FHLMC preferred equity securities represented $85.1 million or 11.0% of the total amortized cost of the Company’s portfolio of investment securities and $66.0 million or 8.8% of the fair value of the Company’s portfolio of Investment securities. Management does not believe the unrealized loss on these equity securities of $19.2 million as of December 31, 2007 represents other-than-temporary impairment as of that date. These unrealized losses are primarily attributable to changes in interest rates as well as turbulent economic conditions impacting the credit markets in the second half of 2007. See Note 5 — Securities to the consolidated financial statements for more details on the Company’s securities portfolio.

2006 Developments

On July 1, 2006, the Company acquired Royal American Corporation, Royal American, a bank holding company, in a cash and stock merger transaction. At acquisition, Royal American had total assets of $561.2 million. The Company’s stock comprised approximately 50% of the purchase price, at an exchange ratio of 3.58429 shares of Company common stock for each Royal American common share, and the remainder was paid in cash at the rate of $80 for each share of Royal American common shares. The Company issued 2.9 million common shares, paid $64.6 million in cash, and incurred $795,000 in costs that were capitalized for a total purchase price of $129.2 million.

The acquisition of Royal American diversified the Company’s deposit and lending mix as well as its sources of noninterest income. Mr. J. J. Fritz, Chairman and Chief Executive Officer of Royal American, along with Mr. Thomas A. Rosenquist, a director of Royal American, joined the Boards of Directors of the Company and Bank. In addition, Mr. Fritz now serves as an Executive Vice President of the Company and President and Chief Operating Officer of the Bank. The executive management team of the Bank was expanded with the addition of other Royal American executives. Each key revenue producer from Royal American has been retained.

During 2006, the Company repurchased 204,188 shares of its common stock at an average price of $23.37. These shares were acquired in private and public transactions as part of the Company’s 5% stock repurchase program.

Earnings for 2006 were reduced by provisions for loan losses recorded to reflect the deterioration of one large lending relationship. Developments in this customer’s operations, relating to uncertainty of the customer’s ability to collect a large account receivable, prompted the Company to record a $5.5 million provision for loan losses and charge off $7.5 million in the fourth quarter of 2006. The Company also recorded a loan loss provision of $5.0 million relating to this problem relationship in the second quarter of 2006.

Strategy

The Company’s strategic plan emphasizes expanded penetration of the community banking market in the Chicago metropolitan area, along with strong management of asset quality and risk. Initiatives implemented beginning in 2005 have increased the level of stockholders’ equity, added to the depth of management, improved the yield of the securities portfolio and improved operational controls. Among the strategies developed to achieve growth targets are:

Expand and diversify loan portfolio.  The Company has increased its staff of commercial loan officers and assigned more aggressive goals for loan origination. The Royal American acquisition significantly enhanced loan portfolio diversification along with adding seasoned management with strong credit and new business development skills. The Northwest Suburban acquisition further enhanced loan portfolio diversification and the talent pool. Additional growth is expected in commercial and industrial lending, as commercial real estate and construction lending should continue to decline as a percentage of the total loan portfolio. Beyond loan growth itself, the Company is seeking more commercial and industrial loans and retail loans to balance better the strong portfolio of real estate lending.

Expand deposit base.  To fund loan growth, the Company is focused on core deposit generation, including demand, interest-bearing demand, money market, and savings deposits. The Royal American and Northwest Suburban acquisitions added strong core deposit bases. The Company has changed and expanded staffing and management at its banking centers and initiated a number of customer outreach initiatives to expand deposits in a highly competitive market environment. The Company maintains a performance-driven sales environment and seeks to increase customer activity in its branches. The competitive Chicago market continues to be a challenging environment for attracting low cost core deposits.

Expand footprint in Chicago market.  The Company plans to expand in the Chicago market through acquisitions and selective branch opportunities, in addition to internal growth. The Company consummated the acquisitions of Royal American and Northwest Suburban, as discussed earlier, which expanded the Company’s number of branches from 18 to 29.

The acquisition of Northwest Suburban and Royal American promoted the Company’s strategic plans by:

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

The Company opened a branch in Franklin Park, Illinois in June 2006. Management believes the Chicago market to be saturated and its preferred strategy is to increase the number of branches through acquisition.

Expand noninterest income.  The Company is focusing on opportunities to build the contribution of fees as a percentage of revenue, emphasizing corporate cash management, and insurance, investment, and trust services.

Management believes its growth strategies to be fundamentally sound and based on reasonable opportunities available in the Chicago market. The Company has established internal benchmarks for each growth initiative and has taken a number of steps to align compensation with achievement of these benchmarks. During the third quarter of 2007, the Company launched an enhanced sales initiative aimed at increasing cross-selling to both new and existing customers. Management believes it has already begun to show positive results. Additional initiatives begun in the fourth quarter of 2007 included a marketing campaign aimed at the Company’s community bank brand and risk-based pricing for consumer loans.

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

Certain information with respect to the Bank and the Company’s nonbank subsidiaries as of December 31, 2007, is set forth below:

			Number of
			Banking Centers
Company Subsidiaries	Headquarters	Market Area	or Offices

Banks:
Midwest Bank and Trust Company	Elmwood Park, IL	Addison, Algonquin,	29
		Bensenville, Bloomingdale, Buffalo Grove, Chicago, Des Plaines, Downers Grove, Elgin, Elmwood Park, Franklin Park, Glenview, Hinsdale, Inverness, Island Lake, Lakemoor, Lake Zurich, Long Grove, McHenry, Melrose Park, Mount Prospect, Naperville, Norridge, North Barrington, Roselle, and Union
Non-banks:
MBTC Investment Company	Las Vegas, NV	*	2
Midwest Funding, L.L.C.	Melrose Park, IL	**	1
MBHI Capital Trust III	Melrose Park, IL	***	—
MBHI Capital Trust IV	Melrose Park, IL	***	—
MBHI Capital Trust V	Melrose Park, IL	***	—
Royal Capital Trust I	Melrose Park, IL	***	—
Northwest Capital Trust I	Melrose Park, IL	***	—
Midwest Financial and Investment Services, Inc.	Elmwood Park, IL	****	24

*	Provides additional investment portfolio management to the Bank.

**	Provides real estate management services to the Bank.

***	The trust is a statutory business trust formed as a financing subsidiary of the Company.

****	Provides securities brokerage services.

History

The Bank

Midwest Bank and Trust Company was established in 1959 in Elmwood Park, Illinois to provide community and commercial banking services to individuals and businesses in the neighboring western suburbs of Chicago. The Company has pursued growth opportunities through acquisitions and the establishment of new branches. The more recent are described below.

•	On January 3, 2003, the Company completed the acquisition of Big Foot Financial Corp., BFFC. BFFC was the holding company for Fairfield Savings Bank, F.S.B. with approximately $200 million in total assets at December 31, 2002, and three branches in Chicago, Long Grove, and Norridge which were merged into the Bank. The Company issued a total of 1,599,088 shares in the transaction. Fairfield Savings Bank, F.S.B. merged into the Bank on January 3, 2003.

•	In 2004, the Bank added new branches in Addison and Glenview, Illinois.

•	In September 2005, the Company sold Midwest Bank of Western Illinois and its insurance agency subsidiary in order to focus on the Chicago metropolitan area.

•	The Company opened a branch in Franklin Park, Illinois in 2006.

•	On July 1, 2006, the Company completed its acquisition of Royal American. The Company issued 2.9 million common shares, paid $64.6 million in cash, and incurred $795,000 in costs that were capitalized for a total purchase price of $129.2 million. Royal American Bank merged into the Bank on July 1, 2006.

•	On October 1, 2007, the Company, completed its acquisition of Northwest Suburban. The Company issued 3.7 million common shares, paid $81.2 million in cash, and incurred $414,000 in costs which were capitalized for a total purchase price of $136.7 million. Mount Prospect National Bank merged into the Bank on October 1, 2007.

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

In July 2006, the Bank acquired Midwest Financial and Investment Services, Inc., Midwest Financial, a registered bank-affiliated securities broker-dealer and registered investment advisor, through the Royal American merger. Midwest Financial is registered with the SEC as a broker-dealer and is a member of FINRA. It operates a general securities business as an introducing broker-dealer.

The Company formed four statutory trusts between October 2002 and June 2005 to issue $54.0 million in floating-rate trust preferred securities. Through the Royal American merger in July 2006, the Company acquired a statutory trust that in April 2004 had issued $10.0 million in trust preferred securities. These trust preferred securities have a fixed rate until the optional redemption date and a floating rate thereafter until maturity. Through the Northwest Suburban merger in October 2007, the Company acquired a statutory trust that in May 2004 had issued $10.0 million in floating-rate trust preferred securities. These offerings were pooled private placements exempt from registration under the Securities Act pursuant to Section 4(2) thereunder. In November 2007, the Company redeemed $15.0 million in trust preferred securities originally issued through MBHI Capital Trust II. The Company has provided a full, irrevocable, and unconditional subordinated guarantee of the obligations of the five trusts under the preferred securities. The Company is obligated to fund dividends on these securities before it can pay dividends on its shares of common and preferred stock. See Note 14 to the Notes to the Consolidated Financial Statements. These five trusts and their trust preferred securities are detailed below as follows:

				Mandatory	Optional
				Redemption	Redemption
Issuer	Issue Date	Amount	Rate	Date	Date
		(In thousands)

MBHI Capital Trust III	December 19, 2003	$9,000	LIBOR+3.00%	December 30, 2033	December 30, 2008
MBHI Capital Trust IV	December 19, 2003	$10,000	LIBOR+2.85%	January 23, 2034	January 23, 2009
MBHI Capital Trust V	June 7, 2005	$20,000	LIBOR+1.77%	June 15, 2035	June 15, 2010
Royal Capital Trust I	April 30, 2004	$10,000	6.62% until July 23, 2009; LIBOR+2.75% thereafter	July 23, 2034	July 23, 2009
Northwest Suburban Capital Trust I	May 18, 2004	$10,000	LIBOR+2.70%	July 23, 2034	July 23, 2009

Markets

The largest segments of the Company’s customer base live and work in relatively mature markets in Cook, DuPage, Kane, Lake, and McHenry Counties. The Company considers its primary market areas to be those areas immediately surrounding its offices for retail customers and generally within a 10-20 mile radius for commercial relationships. The Bank operates 29 full-service locations in the Chicago metropolitan area. The communities in which the Bank’s offices are located have a broad spectrum of demographic characteristics. These communities include a number of densely populated areas as well as suburban areas, and some extremely high-income areas as well as many middle-income and some low-to-moderate income areas.

Competition

The Company competes in the financial services industry through the Bank and Midwest Financial. The financial services business is highly competitive. The Company encounters strong direct competition for deposits, loans, and other financial services with the Company’s principal competitors including other commercial banks, savings banks, savings and loan associations, mutual funds, money market funds, finance companies, credit unions, mortgage companies, insurance companies and agencies, private issuers of debt obligations and suppliers of other investment alternatives, such as securities firms.

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

The Chicago market is highly competitive making it more difficult to retain and attract customer relationships. The Company recognizes this and has initiatives to address the competition. Part of the Company’s marketing strategy is to create a performance-driven sales environment, increase activity in its branches, launch a renewed promotional image, and build and market a strong private banking program.

Products and Services

Deposit Products

Management believes the Bank offers competitive deposit products and programs which address the needs of customers in each of the local markets served. These products include:

Checking and Interest-bearing Checking Accounts.  The Company has developed a range of different checking account products (e.g., Free Checking and Business Advantage Checking) designed and priced to meet specific target segments of the local markets served by each branch.

Savings and Money Market Accounts.  The Company offers multiple types of money market accounts and savings accounts (e.g., Relationship Savings which offers higher rates with deeper banking relationships).

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

Commercial Loans.  Commercial and industrial loans are made to small-to medium-sized businesses that are sole proprietorships, partnerships, and corporations. Generally, these loans are secured with collateral including accounts receivable, inventory and equipment. The personal guarantees of the principals may also be required. Frequently, these loans are further secured with real estate collateral. In the forth quarter of 2007, owner- occupied commercial real estate loans, where repayment is not dependent on the real estate collateral, were reclassified as commercial loans where previously they were included in the commercial real estate classification.

Construction Loans.  Construction loans include loans for land development and for commercial and residential development and improvements. The majority of these loans are in-market to known and established borrowers. During 2007, these types of loans decreased as a percentage of the loan portfolio to 18.0% at December 31, 2007 from 21.8% at December 31, 2006.

Commercial Real Estate Loans.  Commercial real estate loans are loans secured by the real estate including farmland, multifamily residential properties, and other nonfarm-nonresidential properties. These loans are generally short-term balloon loans, with fixed or adjustable rate mortgages and terms of one to five years.

Consumer Real Estate Loans.  Consumer real estate loans are made to finance residential units that will house from one to four families. While the Company originates both fixed and adjustable rate consumer real estate loans, most medium-term fixed-rate loans originated pursuant to Fannie Mae and Freddie Mac guidelines were sold in the secondary market. In the normal course of business, the Company retains one-to five-year adjustable rate loans. The Company exited the residential mortgage origination business in June 2007.

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

ATMs

The Bank maintains a network of 31 ATM sites generally located within the Bank’s local market. All ATMs, with the exception of one, are owned by the Bank. Twenty-seven of the ATM sites are located at various banking centers and four are maintained off-site. The Bank is now a member of the STAR Allpoint/STARsf Network. The Bank’s participation allows customers to access their accounts at 32,000 surcharge-free Allpoint/STARsf ATMs nationwide with over 1,000 of them in the Chicagoland area.

Trust Activities

The Bank offers personal and corporate trust, employee benefit trust, land trust, and agencies, custody, and escrow services. As of December 31, 2007, the Bank maintained trust relationships holding an aggregate market value of $256.5 million in assets and administered 1,632 land trust accounts.

Insurance and Securities Brokerage

The Bank’s subsidiary, Midwest Financial is registered with the SEC as a broker-dealer and is a member of FINRA. Midwest Financial operates a general securities business as an introducing broker-dealer. The area served by Midwest Financial is the Chicago metropolitan area. It holds neither customer accounts nor customers’ securities. Licensed brokers serve all branches and provide insurance and investment-related services, including securities trading, financial planning, mutual funds sales, fixed and variable rate annuities, and tax-exempt and conventional unit trusts. This activity furthers one of the Company’s strategic goals of increasing revenues from investment sources to enhance the Company’s profitability.

Employees

As of December 31, 2007, the Company and its subsidiaries had 539 full-time equivalent employees compared to 496 full-time equivalent employees a year ago. The increase is mainly attributable to the acquisition of Northwest Suburban. Management considers its relationship with its employees to be good.

Available Information

The Company’s internet address is www.midwestbanc.com. The Company is an SEC registrant and posts its SEC filings, including Forms 10-K, 10-Q, 8-K, and amendments thereto, on its website under Investor Relations on the day they are filed. The Company will also provide free copies of its filings upon written request to: Investor Relations, 501 West North Ave., Melrose Park, IL 60160.

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

Bank Holding Company Regulation

The Company is registered as a “bank holding company” with the Board of Governors of the Federal Reserve System, the Federal Reserve, and, accordingly, is subject to supervision and regulation by the Federal Reserve under the Bank Holding Company Act, the Bank Holding Company Act and the regulations issued thereunder are collectively referred to as the BHC Act. The Company is required to file with the Federal Reserve periodic reports and such additional information as the Federal Reserve may require pursuant to the BHC Act. The Federal Reserve examines the Company and the Bank, and may examine the Company’s other subsidiaries.

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

The passage of the Gramm-Leach-Bliley Act allows bank holding companies to become financial holding companies. Financial holding companies do not face the same prohibitions against the entry into certain business transactions that bank holding companies currently face.

Under the Illinois Banking Act, any person who acquires 25% or more of the Company’s stock may be required to obtain the prior approval of the Illinois Department of Financial and Professional Regulation, the IDFPR. Under the Change in Bank Control Act, a person may be required to obtain the prior approval of the Federal Reserve before acquiring the power to directly or indirectly control the management, operations or policies of the Company or before acquiring 10% or more of any class of its outstanding voting stock.

It is the policy of the Federal Reserve that the Company is expected to act as a source of financial strength to the Bank and to commit resources to support the Bank. The Federal Reserve takes the position that in implementing this policy, it may require the Company to provide such support when the Company otherwise would not consider itself able to do so.

The Federal Reserve has adopted risk-based capital requirements for assessing bank holding company capital adequacy. These standards define regulatory capital and establish minimum capital ratios in relation to assets, both on an aggregate basis and as adjusted for credit risks and off-balance-sheet exposures. The Federal Reserve’s risk-based guidelines apply on a consolidated basis for bank holding companies with consolidated assets of $150 million or more. Under the Federal Reserve’s risk-based guidelines, capital is classified into two categories. For bank holding companies, Tier 1, or “core”, capital consists of common stockholders’ equity, qualifying noncumulative perpetual preferred stock (including related surplus), qualifying cumulative perpetual preferred stock (including related surplus, subject to certain limitations) and minority interests in the common equity accounts of consolidated subsidiaries, and is reduced by goodwill, and specified intangible assets (“Tier 1 Capital”). Tier 2 Capital, or “supplementary” capital, consists of the allowance for loan and lease losses, perpetual preferred stock and related surplus, “hybrid capital instruments,” unrealized holding gains on equity securities, perpetual debt and mandatory convertible debt securities, and term subordinated debt and intermediate-term preferred stock, including related surplus.

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

As of December 31, 2007, the Company had regulatory capital in excess of the Federal Reserve’s minimum requirements. The Company had a total capital to risk-weighted assets ratio of 10.2%, a Tier 1 capital to risk-weighted assets ratio of 9.2%, and a leverage ratio of 7.3% as of December 31, 2007. See “Capital Resources.”

The Sarbanes-Oxley Act of 2002 implemented legislative reforms intended to prevent corporate and accounting fraud. In addition to the establishment of a new accounting oversight board which enforces auditing, quality control and independence standards and is funded by fees from all publicly traded companies, the legislation and the related regulations restrict provision of both auditing and consulting services by accounting firms. To ensure auditor independence, any non-audit services being provided to an audit client require pre-approval by the company’s audit committee. In addition, audit partners must be rotated. The legislation and the related regulations require the principal chief executive officer and the principal chief financial officer to certify to the accuracy of periodic reports filed with the SEC and subject them to civil and criminal penalties if they knowingly or willfully violate this certification requirement. In addition, counsel is required to report evidence of a material violation of the securities laws or a breach of fiduciary duty by a company to its chief executive officer or its chief legal officer, and, if such officer does not appropriately respond, to report such evidence to the audit committee or other similar committee of the board of directors or the board itself.

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

The legislation and the related regulations also increase the oversight of, and codifies certain requirements relating to audit committees of public companies and how they interact with the company’s registered public accounting firm. Audit committee members must be independent and are barred from accepting consulting, advisory or other compensatory fees from the company. In addition, companies must disclose whether at least one member of the committee is a “financial expert” as defined by the SEC and if not, why not. The SEC has also prescribed rules requiring inclusion of an internal control report and assessment by management in the annual report to shareholders. The registered public accounting firm issues an audit report expressing an opinion on the fair presentation of the financial statements and on the effectiveness of internal control over financial reporting. See “Item 9A. Controls and Procedures” of this Annual Report on Form 10-K.

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

The deposits of the Bank are insured by the Deposit Insurance Fund, the DIF, under the provisions of the Federal Deposit Insurance Act, the FDIA, and the Bank is, therefore, also subject to supervision and examination by the FDIC. The FDIA requires that the appropriate federal regulatory authority approve any merger and/or consolidation by or with an insured bank, as well as the establishment or relocation of any bank or branch office. The FDIA also gives the Federal Reserve and other federal bank regulatory agencies power to issue cease and desist orders against banks, holding companies or persons regarded as “institution affiliated parties.” A cease and desist order can either prohibit such entities from engaging in certain unsafe and unsound bank activity or can require them to take certain affirmative action.

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

In addition to the foregoing, the ability of the Company and the Bank to pay dividends may be affected by the various minimum capital requirements and the capital and noncapital standards established under the Federal Deposit Insurance Corporation Improvements Act of 1991, FDICIA, as described below. The right of the Company, its stockholders and its creditors to participate in any distribution of the assets or earnings of its subsidiaries is further subject to the prior claims of creditors of the respective subsidiaries.

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

At December 31, 2007, the Bank has a Tier 1 capital to risk-weighted assets ratio and a total capital to risk-weighted assets ratio which meets the above requirements. The Bank has a Tier 1 capital to risk-weighted assets ratio of 11.6% and a total capital to risk-weighted assets ratio of 12.6%. See “Capital Resources.”

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

As part of their ongoing supervisory monitoring process, the federal regulatory agencies use certain criteria to identify institutions that are potentially exposed to significant loan concentration risks. In 2007, the regulatory agencies issued new guidelines relating to commercial real estate, CRE, lending risks. An institution experiencing rapid growth in CRE lending, having notable exposure to a specific type of CRE, or approaching or exceeding the specified CRE supervisory criteria may be subjected to further supervisory analysis. Because these are guidelines, the supervisory monitoring criteria do not constitute limits on an institution’s lending activity but rather serve as high-level indicators to identify institutions potentially exposed to CRE concentration risk. The criteria do not constitute a “safe harbor” for institutions if other risk indicators are present. Existing capital adequacy guidelines require an institution to hold capital commensurate with the level and nature of the risks to which it is exposed. Regulatory agencies may consider the level and nature of inherent risk in an institution’s CRE portfolio along with other factors to determine if an institution is maintaining an adequate capital level to serve as a buffer against unexpected losses and can require such an institution to develop a plan for reducing its CRE concentrations or for increasing or maintaining capital appropriate to the level and nature of its lending concentration risk.

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

Insurance of Deposit Accounts.  The Bank is required to pay deposit insurance premiums based on the risk it poses to the DIF. The FDIC has authority to raise or lower assessment rates on insured deposits in order to achieve statutorily required reserve ratios in the insurance funds and to impose special additional assessments.

On February 8, 2006, President Bush signed into law the Federal Deposit Insurance Reform Act of 2005, the Reform Act.

The FDIC merged the Bank Insurance Fund, BIF, and the Savings Association Insurance fund, SAIF, to form the DIF on March 31, 2006 in accordance with the Reform Act. The FDIC maintains the DIF by assessing depository institutions an insurance premium. The FDIC annually sets the reserve level of the DIF within a statutory range between 1.15% and 1.50% of insured deposits. The FDIC set the reserve level at 1.25% for 2007 and it will remain at that level for 2008. If the reserve level of the insurance fund falls below 1.15%, or is expected to do so within six months, the FDIC must adopt a restoration plan that will restore the DIF to a 1.15% ratio generally within five years. If the reserve level exceeds 1.35%, the FDIC may return some of the excess in the form of dividends to insured institutions.

The FDIC approved a new risk-based premium system in November 2006 which became effective January 1, 2007. The FDIC’s new regulations for risk-based deposit insurance assessments establish four Risk Categories. Risk Category I, for well-capitalized institutions that are financially sound with only a few minor weaknesses, includes approximately 95% of FDIC-insured institutions. Risk Categories II, III, and IV consists of institutions that present progressively greater risks to the DIF. Effective January 1, 2007, Risk Category I institutions pay quarterly assessments for deposit insurance at annual rates of five to seven basis points for every $100 of deposit accounts. The rates for Risk Categories II, III, and IV are seven, 28, and 43 basis points, respectively. Rates are subject to change with advance notice to insured institutions.

The Federal Deposit Insurance Act, as amended by the Reform Act, defines a risk-based system as one based on an institution’s probability of causing a loss to the deposit insurance fund due to the composition and concentration of the institution’s assets and liabilities, the amount of loss given failure, and revenue needs of the DIF. At the same time, the Reform Act also restores to the FDIC’s discretion to price deposit insurance according to risk for all insured institutions regardless of the level of the fund reserve ratio.

The Reform Act leaves in place the existing statutory provision allowing the FDIC to “establish separate risk-based assessment systems for large and small members of the DIF. Under the Reform Act, however, no insured depository institution shall be barred from the lowest-risk category solely because of size. Regulations implementing the risk-based assessment provision of the Reform Act were effective on January 1, 2007, the Final Rule.

An institution (or its successor) insured by the FDIC on December 31, 1996 which had previously paid high premiums in the past to bolster the FDIC’s insurance reserves was assigned assessment credits to initially offset all of its premiums in 2007. The Bank was assigned a $1.1 million credit to be applied to future insurance premiums and utilized $1.1 million of the credit towards the full payment of its 2007 insurance premiums. On November 5, 2007, the FDIC announced that it would decide whether to adjust the existing premium levels in March 2008. During 2007, the Bank was assessed deposit insurance premiums in the aggregate amount of $1.1 million. The Company expects this credit to be fully utilized by the end of the first quarter of 2008. As a result, the Company anticipates that the FDIC insurance expense will increase by $1.3 million in 2008.

The Final Rule continues to allow the FDIC Board to adjust rates uniformly from one quarter to the next, except that no single adjustment can exceed three basis points. In addition, cumulative adjustments cannot exceed a maximum of three basis points higher or lower than the base rates without further notice-and-comment rulemaking.

In addition to the FDIC insurance program, the Bank is required to pay a Financing Corporation, FICO, assessment (on a semi-annual basis) in order to share in the payment of interest due on bonds used to provide liquidity to the savings and loan industry in the 1980s. During 2007, the Bank’s FICO assessment totaled $252,000, or 1.16 basis points of its insured deposits for the year ended December 31, 2007.

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

Community Reinvestment.  Under the Community Reinvestment Act (“CRA”), a financial institution has a continuing and affirmative obligation, consistent with the safe and sound operation of such institution, to help meet the credit needs of its entire community, including low-and moderate-income neighborhoods. The CRA does not establish specific lending requirements or programs for financial institutions nor does it limit an institution’s discretion to develop the types of products and services that it believes are best suited to its particular community, consistent with the CRA. However, institutions are rated on their performance in meeting the needs of their communities. Performance is judged in three areas: (a) a lending test, to evaluate the institution’s record of making loans in its assessment areas; (b) an investment test, to evaluate the institution’s record of investing in community development projects, affordable housing and programs benefiting low or moderate income individuals and business; and (c) a service test to evaluate the institution’s delivery of services through its branches, ATMs and other offices. The CRA requires each federal banking agency, in connection with its examination of a financial institution, to assess and assign one of four ratings to the institution’s record of meeting the credit needs of its community and to take such record into account in its evaluation of certain applications by the institution, including applications for charters, branches and other deposit facilities, relocations, mergers, consolidations, acquisitions of assets or assumptions of liabilities and savings and loan holding company acquisitions. The CRA also requires that all institutions make public disclosure of their CRA ratings. The Bank received a “satisfactory” rating on its most recent CRA performance evaluation.

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

Bank Secrecy Act and USA Patriot Act.  In 1970, Congress enacted the Currency and Foreign Transactions Reporting Act, commonly known as the Bank Secrecy Act, the BSA. The BSA requires financial institutions to maintain records of certain customers and currency transactions and to report certain domestic and foreign currency transactions, which may have a high degree of usefulness in criminal, tax, or regulatory investigations or proceedings. Under this law, financial institutions are required to develop a BSA compliance program. In 2001, the President signed into law comprehensive anti-terrorism legislation commonly known as the USA Patriot Act. The USA Patriot Act requires financial institutions to assist in detecting and preventing international money laundering and the financing of terrorism.

The Department of the Treasury has adopted additional rules and regulations in order to implement the USA Patriot Act. Under these regulations, law enforcement officials communicate names of suspected terrorists and money launderers to financial institutions so as to enable financial institutions to promptly locate accounts and transactions involving those suspects. Financial institutions receiving names of suspects must search their account and transaction records for potential matches and report positive results to the U.S. Department of the Treasury Financial Crimes Enforcement Network, FinCEN. Each financial institution must designate a point of contact to receive information requests. These regulations outline how financial institutions can share information concerning suspected terrorist and money laundering activity with other financial institutions under the protection of a statutory safe harbor if each financial institution notifies FinCEN of its intent to share information.

The Department of the Treasury has also adopted regulations intended to prevent money laundering and terrorist financing through correspondent accounts maintained by U.S. financial institutions on behalf of foreign banks. Financial institutions are required to take reasonable steps to ensure that they are not providing banking services directly or indirectly to foreign shell banks. In addition, banks must have procedures in place to verify the identity of the persons with whom they deal, and financial institutions must undertake additional due diligence when circumstances warrant and in the case of money service businesses.

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

Insurance products are sold through Midwest Financial, a subsidiary of the Bank acquired in 2006 through the acquisition of Royal American Corporation. Midwest Financial is registered with, and subject to examination by, the Illinois Department of Insurance.

Securities Brokerage.  Midwest Financial, a registered bank-affiliated securities broker-dealer and registered investment advisor, operates a general securities business as an introducing broker-dealer. It is registered with the SEC as a broker-dealer and is a member of FINRA.

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

Fair Credit Reporting Act In connection with the passage of the Fair and Accurate Credit Transactions (FACT) Act, the Bank’s financial regulator has issued final rules and guidelines, effective November 1, 2008, requiring the Bank to adopt and implement a written identity theft prevention program, paying particular attention to 26 identified “red flag” events. The program must also assess the validity of address change requests for card issuers and for users of consumer reports to verify the subject of a consumer report in the event of notice of an address discrepancy.

The FACT Act also gives consumers the ability to challenge the Bank with respect to credit reporting information provided by the Bank. The new rule also prohibits the Bank from using certain information it may acquire from an affiliate to solicit the consumer for marketing purposes unless the consumer has been give notice and an opportunity to opt out of such solicitation for a period of five years.

Federal Home Loan Bank System The Bank is a member of the Federal Home Loan Bank system, which consists of 12 regional FHLBs. The FHLB system provides a central credit facility primarily for member institutions. The Bank, as a member of the FHLB of Chicago, is required to acquire and hold shares of capital stock in the respective FHLB in an amount at least equal to 1% of the aggregate principal amount of its unpaid residential mortgage loans and similar obligations at the beginning of each year, or 1/20 of its advances (borrowings) from the respective FHLB, whichever is greater. At December 31, 2007, the Bank had advances from the FHLB of Chicago with aggregate outstanding principal balances of $323.4 million, and the Bank’s investment in FHLB of Chicago stock of $17.0 million was 4.9% over its minimum requirement. FHLB advances must be secured by specified types of collateral and are available to member institutions primarily for funding purposes.

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

In October 2007, the FHLB Chicago announced that it entered into a consensual cease and desist order with its regulator which prohibits it from redeeming or repurchasing any capital stock from members or declaring dividends on its capital stock without prior approval. The FHLB Chicago announced that it would not declare a dividend for the fourth quarter of 2007.

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

Among the factors that could have an impact on the Company’s ability to achieve operating results, growth plan goals, and the beliefs expressed or implied in forward-looking statements are:

•	Management’s ability to effectively manage interest rate risk and the impact of interest rates in general on the volatility of the Company’s net interest income;

•	Fluctuations in the value of the Company’s investment securities;

•	The ability to attract and retain senior management experienced in banking and financial services;

•	The sufficiency of the allowance for loan losses to absorb the amount of actual losses inherent in the existing portfolio of loans;

•	The ability to ultimately collect on the Large Problem Credit;

•	The Company’s ability to adapt successfully to technological changes to compete effectively in the marketplace;

•	Credit risks and risks from concentrations (by geographic area and by industry) within the Bank’s loan portfolio and individual large loans;

•	The effects of competition from other commercial banks, thrifts, mortgage banking firms, consumer finance companies, credit unions, securities brokerage firms, insurance companies, money market and other mutual funds, and other financial institutions operating in the Company’s market or elsewhere or providing similar services;

•	The failure of assumptions underlying the establishment of the allowance for loan losses and estimation of values of collateral or cash flow projections and various financial assets and liabilities;

•	Volatility of rate sensitive deposits;

•	Operational risks, including data processing system failures or fraud;

•	Liquidity risks;

•	The ability to successfully acquire low cost deposits or funding;

•	The ability to successfully execute strategies to increase noninterest income;

•	The ability of the Company to fully realize expected cost savings and revenues in connection with acquisitions, or the ability to realize them on a timely basis;

•	The risk of borrower, depositor, and other customer attrition after acquisitions are completed;

•	Changes in the economic environment, competition, or other factors that may influence the anticipated growth rate of loans and deposits, the quality of the loan portfolio and loan and deposit pricing, and the Company’s ability to successfully pursue acquisition and expansion strategies and integrate any acquired companies;

•	Possible recognition of losses related to the Company’s holdings of Federal National Mortgage Association and Federal Home Loan Mortgage Corporation preferred stock; if the unrealized losses in these securities do not demonstrate a clear pattern of substantial recovery in the near future, the Company would be required to recognize impairment losses;

•	The impact from changes in federal and state tax laws relating to certain tax structures of the Company including an 80/20 company which holds a portion of the Company’s securities portfolio and a real estate investment trust which holds certain real estate loans previously held by the Bank;

•	The impact from liabilities arising from legal or administrative proceedings on the financial condition of the Company;

•	Possible administrative or enforcement actions of banking regulators in connection with any material failure of the Company or the Bank to comply with banking laws, rules or regulations;

•	Possible administrative or enforcement actions of the SEC in connection with the SEC inquiry of the restatement of the Company’s September 30, 2002 financial statements;

•	Governmental monetary and fiscal policies, as well as legislative and regulatory changes, that may result in the imposition of costs and constraints on the Company through higher FDIC insurance premiums, significant fluctuations in market interest rates, increases in capital requirements, and operational limitations;

•	Changes in general economic or industry conditions, nationally or in the communities in which the Company conducts business;

•	Changes in accounting principles, policies, or guidelines affecting the business conducted by the Company;

•	Acts of war or terrorism; and

•	Other economic, competitive, governmental, regulatory, and technical factors affecting the Company’s operations, products, services, and prices.

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

EXECUTIVE OFFICERS OF THE REGISTRANT

Listed below are the executive officers of the Company as of March 14, 2008, except for the information regarding the incoming chief financial officer.

James J. Giancola (59) was named Director, President, and Chief Executive Officer of the Company in September 2004. Mr. Giancola has been Chief Executive Officer since 2004 and Vice Chairman since 2006 of the Bank. In November 2004, Mr. Giancola was named Chairman, Director, President, Chief Executive Officer of MBTC Investment Company. In February 2005, he was named Director of Midwest Financial. Prior to joining the Company, he was semi-retired and a private investor. Mr. Giancola has over 30 years experience in the banking industry. He served as president of Fifth Third Bank, Indiana from 1999 to 2000. He also served as president and CEO of CNB Bancshares, Inc., a seven billion dollar bank holding company in Evansville, Indiana from 1997 to 1999. Mr. Giancola also served as president of Gainer Bank located in Northwest Indiana.

J. J. Fritz (59) was named Director and Executive Vice President of the Company and Director, President, and Chief Operating Officer of the Bank in July 2006. Mr. Fritz was also named director, president, and chief executive officer of Midwest Financial in July 2006. Mr. Fritz and other investors founded Royal American in 1991, where he served as chairman and chief executive officer, after he served as chief executive officer of First Chicago Bank of Mt. Prospect. His lengthy career in the Chicago metropolitan area also includes positions at Northern Trust, First National Bank of Libertyville and Continental Illinois National Bank.

JoAnn S. Lilek (51) was named Executive Vice President and Chief Financial Officer of the Company and the Bank effective March 17, 2008. Ms. Lilek was Chief Financial Officer for DSC Logistics, a Chicago-based national supply chain management firm. Before joining DSC, Lilek had a 23 year career at ABNAmro North American Inc. where her positions included Executive Vice President reporting directly to the Chairman, Executive Vice President and Chief Financial Officer Wholesale Banking North America and Group Senior Vice President and Corporate Controller.

Mary C. Ceas, SPHR, (50) was named Senior Vice President — Human Resources of the Company in 2000. Previously, Ms. Ceas was Vice President — Human Resources since 1997 and served as Director — Training and Development from 1995 to 1997.

Daniel R. Kadolph, CPA, (45) was named Chief Administrative Officer in February 2008 and Executive Vice President of the Company in 2006. Mr. Kadolph served as Chief Financial Officer of the Company from 2000 to February 2008. Mr. Kadolph was also named director of Midwest Financial and Investment Services, Inc. in March 2002 and a director, secretary, and treasurer of MBTC Investment Company in 2002. He has served as Treasurer of the Company since 1997 and was Comptroller of the Company from 1994 to 2006. Mr. Kadolph has served in various management capacities at the Company and its subsidiaries since 1988. Mr. Kadolph is a member of the Illinois CPA Society.

Jan R. Thiry, CPA (55) was named Chief Accounting Officer of the Company effective March 15, 2007. Mr. Thiry was hired in December 2006 as Senior Vice President and Controller of the Company and the Bank. He served as senior vice president and controller of CIB Marine Bancshares in Pewaukee, Wisconsin from 1999 to 2006. Mr. Thiry has also held senior positions at M&I Corporation and Security Bank in Milwaukee, Wisconsin. Additionally, he was a senior auditor at KPMG LLP. Mr. Thiry is a member of the American Institute of Certified Public Accountants and the Financial Managers Society.

Donald L. Wiest II (54) was named Executive Vice President and Chief Investment Officer of the Company in October 2006 and a director and executive vice president and chief investment officer of MBTC Investment Company in November 2006. He has served as executive vice president and chief investment officer for Waypoint Bank in Harrisburg, Pennsylvania. Before joining Waypoint Bank, Wiest was an assistant vice president and trust and private asset manager at Mellon Bank in Harrisburg.

Sheldon Bernstein (61) was named Executive Vice President of the Bank in January 2005. He previously served as Senior Vice President of the Company from 2001 to 2005. Mr. Bernstein has served as President of the Bank, Cook County Region from 2000 to 2004. From 2000 through 2002, he served as Chief Operating Officer of the Bank. Previously, Mr. Bernstein served as Executive Vice President-Lending of the Bank since 1993. He was also served as director of Midwest Financial and Investment Services, Inc. from 2002 to 2005. Mr. Bernstein was a director of First Midwest Data Corp from 2001 to 2002.

Thomas A. Caravello (59) was named Executive Vice President and Chief Credit Officer of the Bank in January 2005. Mr. Caravello was named manager, president, and chief executive officer of Midwest Funding, L.L.C. in May 2006. He has served as Senior Vice President — Credit Administration from 2003 to 2005. Previously he served as Vice President — Credit Administration from 1998 to 2003.

Bruno P. Costa (47) was named Executive Vice President and Chief Operations and Technology Officer of the Bank in January 2005. He served as President of the Information Services Division of the Bank from 2002 to 2005. Mr. Costa served as President and Chief Executive Officer of First Midwest Data Corp. from 1995 to 2002. He held various management positions at the Bank since 1983.

John G. Eilering (62) was named Area President — Northwest of the Bank in October 2007. Mr. Eilering previously was chairman and chief executive officer of Northwest Suburban Bancorp, Inc. from 1997 to 2007.

Thomas H. Hackett (60) was named Executive Vice President of the Bank in November 2003. Mr. Hackett was named manager and vice president of Midwest Funding, L.L.C. in May 2006. He previously was division manager at Banc One, Chicago, Illinois from 2002 to 2003. Prior, he was first vice president of American National Bank of Chicago from 1997 to 2002. He has also served in similar capacities at First Chicago/NBD, Park Ridge, IL, NBD of Woodridge and Heritage Bank of Woodridge, Illinois.

Mary M. Henthorn (50) was named Executive Vice President of the Bank in January 2005. She previously served as Senior Vice President of the Company from 2001 to 2005 and served as President of the Bank, DuPage County Region from 2002 to 2004. Ms. Henthorn served as President and Chief Executive Officer of Midwest Bank of Hinsdale from 2000 to 2002. She held various management positions at Midwest Bank of Hinsdale and the Bank from 1992 until 2000.

Stephan L. Markovits (58) was named Executive Vice President of the Bank in October 2007. Mr. Markovits previously was president of Northwest Suburban Bancorp, Inc. from 2003 to 2007. He also held various management positions at Plains Bank of Illinois from 1998 to 2003.

Dennis M. Motyka (57) was named Executive Vice President of the Bank and director of Midwest Financial in October 2005. He previously was senior vice president and director of banking centers for Cole Taylor Bank in Rosemont from 2002 to 2005. He served as senior vice president and Illinois regional manager for LaSalle Bank in Chicago from 1996 to 2002. He also held positions with Comerica Bank and Affiliated Bank, both in Franklin Park, as well as with Western National Bank in Cicero.

Kelly J. O’Keeffe (47) was named Executive Vice President of the Bank in July 2006. Mr. O’Keeffe was a founder of Royal American Bank and its president from 1997 to 2006. He served at First Chicago Bank of Mt. Prospect and Northern Trust, in addition to a public service career with the IDFPR.

Brogan M. Ptacin (47) was named Executive Vice President of the Bank in July 2006. Mr. Ptacin was named manager of Midwest Funding, L.L.C. in September 2006. Mr. Ptacin previously was executive vice president and senior loan officer at Royal American Bank. Ptacin joined Royal American Bank in 1995 after a twelve year career with American National Bank leaving as president of its Melrose Park subsidiary.

William H. Stoll (52) was named Executive Vice President of the Bank in January 2005. Mr. Stoll was named manager of Midwest Funding, L.L.C. in May 2006. In February 2005, he was named director of Midwest Financial and Investment Services, Inc. He served as senior vice president and chief lending officer of Mercantile Bank, Hammond, Indiana from 2002 to 2005. He was national bank examiner of the Comptroller of the Currency, Chicago, IL from 2000 to 2002 and senior vice president — manager — commercial lending of Fifth Third Bank, Merrillville, Indiana from 1999 to 2000. He has also served in similar capacities at Mercantile National Bank, Hammond, Indiana and NBD — Gainer Bank, Merrillville, Indiana.

Item 1A.	Risk Factors

The Company’s business, financial condition or results of operations could be materially adversely affected by any of these risks.

Changes in economic conditions, in particular an economic slowdown in Chicago, Illinois, could hurt the Company’s business materially.

The Company’s business is directly affected by factors such as economic, political and market conditions, broad trends in industry and finance, legislative and regulatory changes, changes in government monetary and fiscal policies and inflation, all of which are beyond its control. Deterioration in economic conditions, in particular an economic slowdown in Chicago, Illinois, and surrounding areas, could result in the following consequences, any of which could hurt the Company’s business materially:

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

The Company’s allowance for loan losses may not be sufficient to cover actual loan losses, including losses associated with the Large Problem Credit, which could adversely affect its results of operations or its financial condition.

As a lender, the Company is exposed to the risk that our loan customers may not repay their loans according to their terms and that the collateral securing the payment of these loans may be insufficient to assure repayment. The Company may experience significant loan losses which could have a material adverse effect on its operating results. Management makes various assumptions and judgments about the collectibility of the Company’s loan portfolio, which are based in part on:

•	current economic conditions and their estimated effects on specific borrowers;

•	an evaluation of the existing relationships among loans, potential loan losses and the present level of the allowance;

•	results of examinations of our loan portfolios by regulatory agencies; and

•	management’s internal review of the loan portfolio.

The Company maintains an allowance for loan losses in an attempt to cover probable incurred loan losses inherent in its loan portfolio. Additional loan losses will likely occur in the future and may occur at a rate greater than we have experienced historically. In determining the amount of the allowance, we rely on an analysis of the Company’s loan portfolio, experience, and evaluation of general economic conditions. If the Company’s assumptions and analysis prove to be incorrect, our current allowance may not be sufficient. In addition, adjustments may be necessary to allow for unexpected volatility or deterioration in the local or national economy or other factors such as changes in interest rates that may be beyond its control. Large additions to the allowance could materially decrease the Company’s net income. In addition, federal and state regulators periodically review its allowance for loan losses and may require the Company to increase its provision for loan losses or recognize further loan charge-offs, based on judgments different than those of management. Any increase in the Company’s loan allowance or loan charge-offs as required by these regulatory agencies could have a material adverse effect on its results of operations.

In particular, the Company has outstanding loans to one borrower and his related entities, referred to as the Large Problem Credit, which accounted for 59.0% of its nonaccrual loans as of December 31, 2007. At December 31, 2007, the remaining total loan exposure related to the Large Problem Credit was $29.0 million, all of which is currently classified as nonaccrual. The Company recorded a $5.0 million provision for loan losses relating to the Large Problem Credit in the second quarter of 2006. In the fourth quarter of 2006, the Company recorded an additional $5.5 million provision and charged off $7.5 million of the principal balance to reflect the deterioration of the Large Problem Credit. In the third quarter of 2007, the borrower’s corporate entities filed for protection under Chapter 11 of the Bankruptcy Code. The Company continues the process of pursuing the collection of the Large Problem Credit and the liquidation of its collateral. Although the Company has not recognized any charge-offs relating to this credit during 2007 and management currently believes that the carrying value of these loans at December 31, 2007 reflects management’s best estimate of net realizable value, there can be no assurance that additional losses will not be recognized or that such additional losses would not have a material adverse effect on our results of operations or our financial condition.

Future impairment losses could be required on the Federal National Mortgage Association, FNMA, and Federal Home Loan Mortgage Corporation, FHLMC, preferred equity securities that the Company owns.

As of December 31, 2007, FNMA and FHLMC preferred equity securities represented $85.1 million or 11.0% of the total amortized cost of the Company’s portfolio of investment securities and $66.0 million or 8.8% of the fair value of the Company’s portfolio of investment securities. Since September 30, 2007, FNMA and FHLMC have announced significant losses related to their respective business activities which are primarily mortgage related. These announcements have had a significant adverse impact on the fair value of the preferred equity securities of FNMA and FHLMC that the Company owns. Notwithstanding the announcements, Moody’s Investors Services and Standard and Poors have maintained their ratings on the preferred equity securities issued by FNMA and FHLMC, including the securities that the Company owns. The Company cannot provide any assurance that the rating agencies will continue to maintain their current ratings on the preferred equity securities that it owns. Both of these government-sponsored entities raised substantial new equity capital through the issuance of additional preferred stock in late 2007, which the Company believes shows investors’ confidence in the issuers’ strength, long-term viability and ability to fund dividends. Despite the period of time these securities have been impaired and the magnitude of the decline in value, the Company believes it is too soon as of December 31, 2007 to conclude that the unrealized losses are other-than-temporary in nature and further believes as of December 31, 2007 that the market fluctuations that precipitated the steep drop in values in late 2007 will reverse over time.

As of December 31, 2007, the difference between the estimated fair value and amortized cost of the FNMA and FHLMC preferred equity securities was $19.2 million, representing an $11.8 million loss net of tax, which was included in accumulated other comprehensive loss as a reduction in stockholders’ equity on the Company’s balance sheet. The Company has not recognized this difference as a charge against net income due to its determination at December 31, 2007, that the unrealized losses in the preferred equity securities did not constitute other-than-temporary impairments. Management does not believe that any individual unrealized loss as of December 31, 2007 represents other-than-temporary impairment at that date. These unrealized losses are primarily attributable to changes in interest rates as well as turbulent economic conditions impacting the credit markets in the second half of 2007. If the Company determines in one or more future reporting periods that any difference between the fair value and the amortized cost of a FNMA or FHLMC preferred equity security that it owns is an other-than-temporary impairment, it would be required to record an impairment loss against its income in an amount equal to such difference. If the market values of the Company’s FNMA and FHLMC preferred equity investment securities do not demonstrate a clear pattern of substantial recovery in the near future, the Company would be required to recognize impairment losses.

The Company establishes fair value estimates of securities available-for-sale in accordance with generally accepted accounting principles. The Company’s estimates can change from reporting period to reporting period and it cannot provide any assurance that the fair value estimates of the FNMA and FHLMC preferred equity securities would be the realizable value in the event of a sale of the securities.

A number of factors could cause the Company to conclude in one or more future reporting periods that any difference between the fair value and the amortized cost of one or more of the FNMA and FHLMC preferred equity securities that it owns constitutes an other-than-temporary impairment. These factors include, but are not limited to, an increase in the severity of the unrealized loss on a particular security, an increase in the length of time unrealized losses continue without an improvement in value, a change in the Company’s intent or ability to hold the security for a period of time sufficient to allow for the forecasted recovery, or changes in market conditions or industry or issuer specific factors that would render it unable to forecast a full recovery in value, including adverse developments concerning the financial condition of FNMA or FHLMC.

The Company’s effective tax rates may be adversely affected by changes in federal and state tax laws.

The Company’s effective tax rates may be adversely affected by changes in federal or state tax laws, regulations and agency interpretations. In this regard, recent changes in Illinois laws may adversely affect our results of operations. Under current tax law, the Company enjoys favorable tax treatment with respect to the dividends we receive from Midwest Funding, L.L.C., a captive real estate investment trust, or a REIT. A recent change in Illinois tax law relating to the deductibility of captive REIT dividends will eliminate this tax benefit beginning January 1, 2009, and is likely to increase our effective tax rate beginning in that year.

In addition, in connection with the determination of the Company’s provision for income and other taxes and during the preparation of its tax returns, management makes certain judgments based upon reasonable interpretations of tax laws, regulations and agency interpretations which are inherently complex. Management’s interpretations are subject to challenge upon audit by the tax authorities, which have become increasingly aggressive in challenging tax positions taken by financial institutions, including certain positions that it has taken. If the Company is not successful in defending the tax positions that it has taken, the Company’s financial condition and results of operations may be adversely affected.

The Company may not be able to successfully implement its growth strategy and may encounter difficulties or unexpected developments in connection with the integration of its acquisitions.

The Company has expanded its business in part through acquisitions and selective branching and cannot provide any assurances that profitable expansion opportunities will be available in the future. Because management believes that the Chicago market is saturated, its preferred strategy for continued growth is to expand its branch network through acquisitions. Accordingly, the Company plans to continue to pursue potential acquisitions of other community banks. In addition, it will also consider opportunities to acquire money managers, specialty lenders and related financial services businesses in order to diversify the Company’s business. The Company expects that competition for acquisition candidates will continue to be significant. The Company competes with other financial institutions and financial services companies with similar acquisition strategies, many of which are larger and have greater financial and other resources than the Company does. The Company cannot provide assurances that it will be able to successfully identify and acquire suitable acquisition targets on acceptable terms.

If the Company is successful in making acquisitions, acquiring other banks, branches, and other financial services businesses involves various significant risks, including the following:

•	potential exposure to unknown or contingent liabilities or asset quality issues of the target company;

•	difficulty and expense of integrating the operations and personnel of the target company;

•	potential disruption to our business, including diversion of management’s time and attention;

•	the possible loss of key employees and customers of the target company;

•	difficulty in estimating the value of the target company; and

•	potential changes in the laws and regulations that affect the business of the target company.

Acquisitions typically involve the payment of a premium over book and market values; therefore, some dilution of the Company’s tangible book value and net income per common share may occur in connection with any future transaction. Furthermore, failure to realize the expected revenue enhancements, cost savings, increases in geographic or product presence, and/or other projected benefits from an acquisition could have a material adverse effect on the Company’s financial condition and results of operations.

The Company’s continued pace of growth may require it to increase its regulatory capital in the future, but that capital may not be available when it is needed.

The Company is required by federal and state regulatory authorities to maintain adequate levels of capital to support its operations and its anticipated growth. To the extent the Company continues to expand its operations, the Company will be required to support the growth in its operations by increasing its capital. The Company’s ability to raise capital will depend on its financial performance as well as conditions in the capital markets, which are outside of its control. If the Company cannot raise additional capital when needed, it will be subject to increased regulatory supervision and the imposition of restrictions on its growth. These restrictions could negatively impact the Company’s ability to further expand its operations and may result in significant increases in its operating expenses or decreases in its revenues.

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

The Company’s ability to pay dividends and make payment on its debt securities and on its outstanding debt is dependent on the earnings of its subsidiaries and is subject to other restrictions.

Most of the Company’s ability to pay dividends and make payments on its debt securities come from amounts paid to it by the Bank. Under applicable banking law, the total dividends declared in any calendar year by a the Bank may not, without the approval of the Federal Reserve, or the FDIC, as the case may be, exceed the aggregate of the Bank’s net profits and retained net profits for the preceding two years. The Bank is also subject to limits on dividends under the Illinois Banking Act.

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

Under the terms of junior subordinated debentures the Company has issued, it has agreed not to declare or pay any dividends or distributions on, or redeem, purchase, acquire or make a liquidation payment with respect to, any of its common stock or preferred stock if, at that time, there is a default under the junior subordinated debentures or a related guarantee or it has delayed interest payments on the securities issued under the junior indenture. The Company also has dividend limitations under its revolving line of credit agreement and term loan agreement.

The Company’s outstanding preferred stock has preference over its common stock with respect to the payment of dividends and distribution of the Company’s assets in the event of a liquidation or dissolution.

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

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

The following table sets forth certain information regarding the Company’s principal office and bank branches.

	Date	Net Book Value at	Leased or
Location	Acquired	December 31, 2007	Owned
	(In thousands)

Principal Office of the Company and Midwest Bank and Trust Company Banking Office
501 West North Avenue	1987	$1,167	Owned
Melrose Park, Illinois 60160
Other Midwest Bank and Trust Company Banking Offices
1606 North Harlem Avenue	1959	1,775	Owned
Elmwood Park, Illinois 60607
245 South Addison Road	2002	1,270	Owned
Addison, Illinois 60101
2045 East Algonquin Road	1994	605	Owned
Algonquin, Illinois 60102
1000 Tower Lane #125	2006	7	Leased
Bensenville, Illinois 60106
236 West Lake Street	2006	523	Leased
Bloomingdale, Illinois 60108
1001 Johnson Drive	2006	100	Leased
Buffalo Grove, Illinois 60089
300 South Michigan Avenue	1986	22	Leased
Chicago, Illinois 60604
4012 North Pulaski Road	1993	785	Owned
Chicago, Illinois 60641
7227 West Addison Street	1996	1,026	Owned
Chicago, Illinois 60634
1601 North Milwaukee Avenue	2003	3,041	Owned
Chicago, Illinois 60647
1545 Ellinwood Ave	2007	5,100	Owned
Des Plaines, Illinois 60016
927 Curtiss Street	1996	115	Leased
Downers Grove, Illinois 60515
645 Tollgate Road	2006	—	Leased
Elgin, Illinois 60123
9668 Franklin Avenue	2006	207	Leased
Franklin Park, Illinois 60131
1441 Waukegan Road	2003	638	Leased
Glenview, Illinois 60025
500 West Chestnut Street	1991	1,369	Owned
Hinsdale, Illinois 60521
1604 West Colonial Parkway	2006	—	Leased
Inverness, Illinois 60067
204 E. State Road	1998	286	Owned
Island Lake, Illinois 60042
274444 W. Route 120	2007	2,247	Leased
Lakemoor, Illinois 60050
585 Ela Road	2007	20	Leased
Lake Zurich, Illinois 60047
1190 Old McHenry Road	2003	—	Leased
Long Grove, Illinois 60047
5555 Bull Valley Road	1998	1,092	Owned
McHenry, Illinois 60050
50 N. Main Street	2007	5,948	Owned
Mount Prospect, Illinois 60056
1730 Park Street	2006	548	Owned
Naperville, Illinois 60563
8301 West Lawrence	2003	103	*
Norridge, Illinois 60656
444 N. Rand Road	2007	4,680	Owned
North Barrington, Illinois 60010
505 North Roselle Road	1999	2,148	Owned
Roselle, Illinois 60172
17622 Depot Street	1987	75	Owned
Union, Illinois 60180

*	Land is leased and building is owned.

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

The Company’s common stock is traded over-the-counter and quoted on the NASDAQ Global Market under the symbol “MBHI.” As of March 1, 2008, the Company had approximately 3,800 stockholders of record. The table below sets forth the high and low sale prices of the common stock and the cash dividends declared during the periods indicated.

			Dividends Declared
	High	Low	Per Common Share

2006
First Quarter	$26.65	$21.94	$0.12
Second Quarter	25.89	20.99	0.13
Third Quarter	25.18	20.89	0.13
Fourth Quarter	25.17	22.34	0.13
2007
First Quarter	$24.44	$17.40	$0.13
Second Quarter	18.03	14.50	0.13
Third Quarter	15.95	12.78	0.13
Fourth Quarter	15.80	11.45	0.13

Issuer Purchases of Equity Securities

On May 3, 2006, the Company announced a 5.0% stock repurchase program. During 2006, the Company repurchased 204,188 shares of its common stock at an average price of $23.37. During 2007, the Company repurchased 661,500 shares of its common stock at an average price of $14.25. These shares were acquired in private and public transactions as part of the Company’s stock repurchase program. As of December 31, 2007, there were 374,111 shares still authorized to be repurchased under this program. The following table sets forth the common stock repurchased during the fourth quarter of 2007.

			Total
			Number
			of Shares	Maximum Number
	Total		Purchased as Part	of Shares that
	Number	Average	of Publicly	May Yet Be
	of Shares	Price Paid	Announced Plans	Purchased Under
Period	Purchased	per Share	or Programs	the Plans or Programs

10/1/07 - 10/31/07	83,000	$13.58	83,000	631,111
11/1/07 - 11/30/07	257,000	12.92	257,000	374,111
12/1/07 - 12/31/07	—	—	—	374,111

Total	340,000	$13.08	340,000	374,111

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

Issuance of Preferred Stock — Use of Proceeds

Pursuant to the Registration Statement No. 333-147295 effective November 26, 2007, the Company entered into an underwriting agreement on December 5, 2007 with various underwriters, including Stifel Nicolaus, Friedman Billings Ramsey, Sterne, Agee & Leach, Inc., and Howe Barnes Hoefer & Arnett, to offer 1,500,000 depositary shares each representing 1/100th of a share of its Series A noncumulative redeemable convertible perpetual preferred stock, at $25.00 per depositary share. In addition, pursuant to the underwriting agreement, the Company granted the underwriters an over-allotment option to purchase up to an additional 225,000 depositary shares. The Company closed on the public offering of the 1,500,000 depositary shares on December 10, 2007. On December 12, 2007, the underwriters notified the Company that they were exercising the over-allotment option. The Company closed on the exercise of the over-allotment option on December 14, 2007 selling 225,000 depositary shares. The depositary shares are convertible into the Company’s common stock, par value $0.01 per share. The Company raised $41.4 million in new equity capital, net of $1.7 million issuance costs, through this public offering. The infusion of capital strengthened the Company’s balance sheet as well as allowed it to partially pay down $5.0 million in balances outstanding on its term note and $15.0 million on its revolving line of credit as well as contribute $20.0 million in capital to the Bank.

Performance Graph

The following graph shows a comparison of the cumulative returns for the Company, the S&P 500 Index, and the NASDAQ Market Bank Stocks Index for the period beginning December 31, 2002 and ending December 31, 2007. The information assumes that $100 was invested at the closing price on December 31, 2002 in the common stock of the Company and each index and that all dividends were reinvested.

Item 6.	Selected Consolidated Financial Data

The following table sets forth certain selected consolidated financial data at or for the periods indicated. In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the results of operations and gain on sale of Midwest Bank of Western Illinois are shown in the Company’s statements of income for 2003, 2004, and 2005 as “discontinued operations.” This information should be read in conjunction with the Company’s Consolidated Financial Statements and notes thereto included herein. See “Item 8, Consolidated Financial Statements and Supplementary Data.”

	Year Ended December 31,
	2007	2006	2005	2004	2003
	(Dollars in thousands, except per share data)

Statement of Income Data:
Total interest income	$193,869	$159,262	$112,244	$91,962	$98,108
Total interest expense	111,237	83,980	50,797	41,780	43,260

Net interest income	82,632	75,282	61,447	50,182	54,848
Provision for loan losses	4,891	12,050	2,589	3,400	9,455
Noninterest income	15,477	14,551	(6,245)	(88)	19,829
Noninterest expenses	71,395	58,615	60,527	46,491	38,099

Income (loss) before income taxes and discontinued operations	21,823	19,168	(7,914)	203	27,123
Provision (benefit) for income taxes	3,246	1,422	(6,325)	(2,869)	7,779

Income (loss) from continuing operations	18,577	17,746	(1,589)	3,072	19,344
Income (loss) from discontinued operations	—	—	7,533	(696)	3,437

Net income	18,577	17,746	5,944	2,376	22,781

Preferred stock dividends	(204)	—	—	—	—

Net income available to common stockholders	$18,373	$17,746	$5,944	$2,376	$22,781

Per Common Share Data:
Earnings per share (basic) from continuing operations	$0.72	$0.76	$(0.08)	$0.17	$1.09
Earnings per share (basic) from discontinued operations	—	—	0.38	(0.04)	0.19
Earnings per share (basic)	0.72	0.76	0.30	0.13	1.28
Earnings per share (diluted) from continuing operations	0.72	0.75	(0.08)	0.17	1.06
Earnings per share (diluted) from discontinued operations	—	—	0.38	(0.04)	0.19
Earnings per share (diluted)	0.72	0.75	0.30	0.13	1.25
Cash dividends declared	0.52	0.51	0.48	0.48	0.44
Book value at end of period	11.94	11.65	9.91	7.66	8.01
Tangible book value at end of period (non-GAAP measure)(10)	5.56	7.97	9.78	7.49	7.80

	Year Ended December 31,
	2007		2006		2005		2004		2003
	(Dollars in thousands, except per share data)

Selected Financial Ratios:
Return on average assets from continuing operations(1)	0.58%		0.67%		(0.07)%		0.13%		0.87%
Return on average equity from continuing operations(2)	6.13		7.04		(0.95)		2.17		13.12
Dividend payout ratio	73.04		67.95		162.38		279.59		40.55
Average equity to average assets	9.53		9.57		7.29		6.12		6.60
Tier 1 risk-based capital	9.21		11.92		16.97		13.27		13.68
Total risk-based capital	10.17		12.97		18.07		14.65		14.74
Net interest margin (tax equivalent)(3)(4)(5)	3.02		3.32		3.31		2.82		3.19
Loan to deposit ratio(5)	100.66		99.44		88.62		73.07		67.23
Net overhead expense to average assets(5)(6)	1.76		1.67		2.14		1.58		1.01
Efficiency ratio(5)(7)	68.29		60.55		75.44		72.79		49.56
Loan Quality Ratios(5):
Allowance for loan losses to total loans at the end of year	1.08		1.19		1.32		1.48		1.51
Provision for loan losses to total loans	0.20		0.62		0.19		0.31		0.99
Net loans charged off to average total loans	0.20		0.59		0.09		0.17		0.82
Nonaccrual loans to total loans at the end of year(8)	1.99		2.20		0.59		0.85		1.56
Nonperforming assets to total assets(9)	1.39		1.55		0.83		0.78		0.96
Allowance for loan losses to nonaccrual loans	0.54	x	0.54	x	2.25	x	1.74	x	0.97	x
Balance Sheet Data:
Total assets	$3,692,782		$2,942,046		$2,307,608		$2,236,813		$2,264,149
Total earning assets(5)	3,266,461		2,617,894		2,126,227		1,807,609		1,807,207
Average assets	3,181,990		2,635,138		2,305,086		2,310,594		2,234,293
Loans(5)	2,474,327		1,946,816		1,349,996		1,097,299		955,380
Allowance for loan losses(5)	26,748		23,229		17,760		16,217		14,459
Deposits(5)	2,458,148		1,957,810		1,523,384		1,501,646		1,421,027
Borrowings(5)	821,063		652,774		538,480		320,636		418,797
Stockholders’ equity	375,164		287,242		216,126		137,423		143,081
Tangible stockholders’ equity(non-GAAP measure)(5)(10)	197,713		196,481		213,447		134,315		139,400

(1)	Net income divided by average assets.

(2)	Net income divided by average equity.

(3)	Net interest income, on a fully tax-equivalent basis, divided by average earning assets.

(4)	The following table reconciles reported net interest income on a fully tax-equivalent basis for the periods presented:

	2007	2006	2005	2004	2003

Net interest income	$82,632	$75,282	$61,447	$50,182	$54,848
Tax-equivalent adjustment to net interest income	3,612	4,286	2,628	2,399	3,511

Net interest income, fully tax-equivalent basis	$86,244	$79,568	$64,075	$52,581	$58,359

(5)	Reflects continuing operations due to the sale of bank subsidiary on September 30, 2005.

(6)	Noninterest expense less noninterest income, excluding security gains or losses, divided by average assets.

(7)	Noninterest expense excluding amortization of intangible assets and foreclosed properties expense divided by noninterest income, excluding security gains or losses, plus net interest income on a fully tax-equivalent basis.

(8)	Includes total nonaccrual, impaired and all other loans 90 days or more past due.

(9)	Includes total nonaccrual, all other loans 90 days or more past due, and other real estate owned.

(10)	Stockholders’ equity less goodwill, core deposit intangible and other intangible assets. Management believes that tangible stockholders’ equity (non-GAAP measure) is a more useful measure since it excludes the balances of intangible assets. The following table reconciles reported stockholders’ equity to tangible stockholders’ equity for the periods presented:

	2007	2006	2005	2004	2003

Stockholders’ equity	$375,164	$287,242	$216,126	$137,423	$143,081
Core deposit intangible and other intangibles, net	17,044	11,273	1,788	2,217	2,790
Goodwill	160,407	79,488	891	891	891

Tangible stockholders’ equity	$197,713	$196,481	$213,447	$134,315	$139,400

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Net interest income is dependent on the amounts of and yields on interest-earning assets as compared to the amounts of and rates on interest-bearing liabilities. Net interest income is sensitive to changes in market interest rates and is dependent on the Company’s asset/liability management procedures to react appropriately to such changes. The provision for loan losses is based upon management’s assessment of the collectibility of the loan portfolio under current economic conditions. Noninterest expenses are influenced by the growth of operations, with additional employees necessary to staff and marketing expenses necessary to promote the Bank branches. Growth in the number of account relationships directly affects such expenses as data processing costs, supplies, postage, and other miscellaneous expenses. The provision for income taxes is affected by tax law and regulation, accounting principles and policies, and income tax strategies. See Note 2 and Note 23 of the Notes to the consolidated financial statements for more details.

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

The Company’s methodology for determining the allowance for loan losses represents an estimation performed pursuant to SFAS No. 5, “Accounting for Contingencies,” and SFAS No. 114, “Accounting by Creditors

for Impairment of a Loan.” The allowance reflects expected losses resulting from analyses developed through specific credit allocations for individual loans and historical loss experience for each loan category. The specific credit allocations are based on regular analyses of commercial, commercial real estate and agricultural loans over $300,000 where the internal credit rating is at or below a predetermined classification. These analyses involve a high degree of judgment in estimating the amount of loss associated with specific loans, including estimating the amount and timing of future cash flows and collateral values. The allowance for loan losses also includes consideration of concentrations and changes in portfolio mix and volume and other qualitative factors. In addition, regulatory agencies, as an integral part of their examinations, may require the Company to make additions to the allowance based on their judgment about information available to them at the time of their examinations.

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

A loan is impaired when full payment of all principal and interest under the original loan terms is not expected. Impairment is evaluated in total for smaller-balance loans of similar nature such as residential mortgage and consumer loans and on an individual basis for other loans. If a loan is impaired, a portion of the allowance is allocated so that the loan is reported, net, at the present value of estimated future cash flows using the loan’s existing rate or at the fair value of collateral if repayment is expected solely from the collateral.

Income Taxes:  The Company recognizes expense for federal and state income taxes currently payable as well as for deferred federal and state taxes for estimated future tax effects of temporary differences between the tax basis of assets and liabilities and amounts reported in the consolidated balance sheets, as well as loss carryforwards and tax credit carryforwards. Realization of deferred tax assets is dependent upon generating sufficient taxable income in either the carryforward or carryback periods to cover net operating losses generated by the reversal of temporary differences. A valuation allowance is provided by way of a charge to income tax expense if it is determined that it is not more likely than not that some or all of the deferred tax asset will be realized. If different assumptions and conditions were to prevail, the valuation allowance may not be adequate to absorb unrealized deferred taxes and the amount of income taxes payable may need to be adjusted by way of a charge or credit to expense. Furthermore, income tax returns are subject to audit by the IRS and state taxing authorities. Income tax expense for current and prior periods is subject to adjustment based upon the outcome of such audits. The Company believes it has adequately accrued for all probable income taxes payable. Accrual of income taxes payable and valuation allowances against deferred tax assets are estimates subject to change based upon the outcome of future events.

The Company has entered into tax allocation agreements with its subsidiary entities included in the consolidated US federal and unitary and combined state income tax returns. These agreements govern the timing and amount of income tax payments required by the various entities.

In June 2006, the Financial Accounting Standards Board (“FASB”) released FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarifies the accounting and reporting for uncertainties in the application of income tax laws, providing a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of income tax positions taken or expected to be taken in income tax returns. The Company’s adoption of FIN 48 on January 1, 2007 did not have a material impact on the Company’s consolidated financial position and results of operations. See Note 23 — Income Taxes for more details.

Evaluation of Securities for Impairment:  Securities are classified as held-to-maturity when the Company has the ability and intent to hold those securities to maturity. Accordingly, they are stated at cost adjusted for amortization of premiums and accretion of discounts. Securities are classified as available-for-sale when the Company may decide to sell those securities due to changes in market interest rates, liquidity needs, changes in yields or alternative investments, and for other reasons. They are carried at fair value with unrealized gains and losses, net of taxes, reported in other comprehensive income (loss). Interest income is reported net of amortization of premium and accretion of discount. Realized gains and losses on the disposition of securities available-for-sale are based on the net proceeds and the adjusted carrying amounts of the securities sold, using the specific identification method. Declines in the fair value of held-to-maturity and available-for-sale securities below their cost that are deemed to be other than temporary are recognized in earnings as realized losses. In estimating other than temporary losses, management considers (1) the length of time and extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value.

In September 2006, FASB issued SFAS No. 157, “Fair Value Measurements,” which defines fair value, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements. SFAS No. 157 applies to other accounting pronouncements that require or permit fair value measurements where the FASB had previously concluded in those pronouncements that fair value is the relevant measurement attribute. Accordingly, SFAS No. 157 does not require any new financial assets and liabilities to be measured at fair value. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 (January 1, 2008 for the Company), and interim periods within those fiscal years. The Company has determined that the adoption of SFAS No. 157 will not have a material effect on its results of operations or financial position.

In February 2007, FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of SFAS No. 115,” which creates a fair value option allowing an entity to irrevocably elect fair value as the initial and subsequent measurement attribute for certain financial assets and financial liabilities, with changes in fair value recognized in earnings as they occur. SFAS No. 159 also requires an entity to report those financial assets and financial liabilities measured at fair value in a manner that separates those reported fair values from the carrying amounts of assets and liabilities measured using another measurement attribute on the face of the statement of financial position. Lastly, SFAS No. 159 requires an entity to provide information that would allow users to understand the effect on earnings due to changes in the fair value on those instruments selected for the fair value election. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007 (January 1, 2008 for the Company). The Company has not elected to use the fair value option under SFAS No. 159.

In September 2006, the SEC issued Staff Accounting Bulletin (“SAB”) No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements,” to provide guidance in the process of quantifying financial statement misstatements. SAB No. 108 requires registrants to quantify an error under two methods: (1) quantify the misstatement based on the amount of the error originating in the current-year income statement (“Rollover Approach”) and (2) quantify the misstatement based on the effects of correcting the misstatement existing in the balance sheet at the end of the current-year irrespective of the misstatement’s year(s) origination (“Iron Curtain Approach”). Consequently, a registrant’s financial statements would require adjustment when either approach results in quantifying a misstatement that is material, after considering all relevant quantitative and qualitative factors. SAB No. 108 was effective for financial statements issued for fiscal years ending after November 15, 2006. The application of SAB No. 108 as of January 1, 2007 did not have any impact on the Company’s results of operations or financial position.

In December 2007, FASB issued SFAS No. 141R, “Business Combinations,” which replaces the current standard on business combinations, modifies the accounting for business combinations and requires, with limited exceptions, the acquirer in a business combination to recognize all of the assets acquired, liabilities assumed, and any noncontrolling interests in the acquiree at the acquisition-date fair value. SFAS No. 141R also requires certain contingent assets and liabilities acquired as well as contingent consideration to be recognized at fair value. In addition, the statement requires payments to third parties for consulting, legal, audit, and similar services associated with an acquisition to be recognized as expenses when incurred rather than capitalized as part of the business combination. SFAS No. 141R is effective for fiscal years beginning on or after December 15, 2008 and early adoption is not permitted.

2007 Developments

On October 1, 2007, the Company completed its acquisition of Northwest Suburban in a cash and stock merger transaction. At acquisition, Northwest Suburban had total assets of $546.2 million. The agreement and plan of merger provided that the Company’s stock comprised up to 45% of the purchase price, at an exchange ratio of 2.4551 shares of Company common stock for each Northwest Suburban common share, and that the remainder be paid in cash at the rate of $42.75 for each share of Northwest Suburban common stock. The Company issued 3.7 million shares of common stock, paid $81.2 million in cash, and incurred $414,000 in costs that were capitalized for a total purchase price of $136.7 million. Mr. Dennis M. O’Hara, a director of Northwest Suburban, joined the Board of Directors of the Company and the Bank upon closing. Mr. John G. Eilering, Northwest Suburban’s Chairman and Chief Executive Officer joined the Bank as Area President — Northwest. Mr. Stephan L. Markovits, President of Northwest Suburban joined the Bank as Executive Vice President — Commercial Lending. The systems conversions were successfully completed during the weekend of October 27. The Company used the proceeds from a $75.0 million term note under a borrowing facility it has with a correspondent bank to pay for a portion of the cash requirement of the acquisition. The term note has an initial rate of one-month LIBOR plus 140 basis points and matures on September 28, 2010.

This acquisition added five more branches and made the Company, based on deposits, the 17th largest bank in the Chicago area as well as expanding the Company’s geographic footprint in the northwest suburbs. Northwest Suburban’s branch locations in Des Plaines, Lakemoor, Lake Zurich, Mount Prospect, and North Barrington provide a complimentary addition to the Company’s branches in northwest Cook, DuPage, Kane, Lake, and McHenry counties. In addition, the Company believes that this acquisition will contribute to expansion and diversification of its loan portfolio, its deposit base, and its noninterest income. All key sales professionals from Northwest Suburban were retained.

In July 2007, the Company entered into a joint marketing arrangement with the largest privately held mortgage bank in Chicago. Through this arrangement, approximately fifteen of the Company’s employees became employees of the mortgage bank, eliminating the fixed costs and regulatory risk associated with this very cyclical and complex business. The marketing arrangement also enabled the Company to offer its customers an even broader array of residential mortgage products.

In December 2007, the Company raised $41.4 million in new equity capital, net of issuance costs, through an offering of 1,725,000 depositary shares, each representing 1/100th of a share of its Series A noncumulative redeemable convertible perpetual preferred stock, at $25.00 per depositary share. The infusion of capital strengthened the Company’s balance sheet as well as allowed it to partially pay down balances outstanding on its term note and revolving line of credit and contribute capital to the Bank.

During 2007, the Company repurchased 661,500 shares of its common stock at an average price of $14.25. There remains 374,111 of capacity to repurchase shares on the Company’s existing authorized repurchase program at December 31, 2007. See Item 5. Market for the Registrant’s Common Equity and Related Stockholder Matters for details on the common stock repurchased during 2007.

As of December 31, 2007, FNMA and FHLMC preferred equity securities represented $85.1 million or 11.0% of the total amortized cost of the Company’s portfolio of investment securities and $66.0 million or 8.8% of the fair value of the Company’s portfolio of investment securities. Management does not believe the unrealized loss on these equity securities of $19.2 million as of December 31, 2007 represents other-than-temporary impairment as of that date. These unrealized losses are primarily attributable to changes in interest rates as well as turbulent economic conditions impacting the credit markets in the second half of 2007. See Note 5 — Securities to the consolidated financial statements for more details on the Company’s securities portfolio.

2006 Developments

On July 1, 2006, the Company completed its acquisition of Royal American. At acquisition, Royal American had total assets of $561.2 million. The Company issued 2.9 million common shares, paid $64.6 million in cash, and incurred $795,000 in costs that were capitalized for a total purchase price of $129.2 million.

During the second half of 2006, the Company repurchased 204,188 shares of its common stock at an average price of $23.37. These shares were acquired in private and public transactions as part of the Company’s 5% stock repurchase program.

Earnings for 2006 were reduced by provisions for loan losses recorded to reflect the deterioration of one large lending relationship, the Large Problem Credit. Developments in this customer’s operations, relating to uncertainty of the customer’s ability to collect a large account receivable, prompted the Company to record a $5.5 million provision for loan losses and charge off $7.5 million in the fourth quarter of 2006. The Company also recorded a loan loss provision of $5.0 million relating to this problem relationship in the second quarter of 2006.

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

The Company entered into a Stock Purchase Agreement with Western Illinois Bancshares, Inc., pursuant to which WIB acquired Midwest Bank of Western Illinois, Monmouth, Illinois (“MBWI”), formerly one of the Company’s bank subsidiaries. The sale of MBWI closed on September 30, 2005. The sale price was $32.0 million. MBWI made a dividend distribution to the Company, prior to the sale closing, in the amount of $3.9 million. The after-tax gain on the sale of MBWI of $6.9 million is shown in the income statement as discontinued operations for the year ended December 31, 2005.

Consolidated Results of Operations

2007 Compared to 2006

Set forth below are some highlights of 2007 results compared to 2006.

•	Net income was $18.6 million for the year ended December 31, 2007 compared to $17.7 million for the prior year.

•	Core income (defined as income excluding merger-related expense as reconciled below in “Supplemental Information”) was $19.4 million for the year ended December 31, 2007, or 3.6% higher compared to core income of $18.7 million for the year ended December 31, 2006.

•	Basic and diluted earnings per share for the year ended December 31, 2007 were both $0.72 compared to $0.76 and $0.75 for basic and diluted, respectively, for 2006.

•	The return on average assets was 0.58% for 2007 compared to a 0.67% for 2006; core return on average assets (as reconciled below) was 0.61% for 2007 compared to 0.71% for 2006.

•	The return on average equity was 6.13% in 2007 compared to a 7.04% in 2006; core return on average equity (as reconciled below) was 6.39% for 2007 compared to 7.42% for 2006.

•	Top line revenue (net interest income plus noninterest income) increased by $8.3 million, or 9.2%, to $98.1 million for 2007 compared to $89.8 million in the prior year.

•	The carrying cost of the previously disclosed Large Problem Credit continues to have a substantial negative impact on earnings, reducing net income by approximately $0.10 per diluted share in 2007. The Large Problem Credit accounted for $29.0 million of nonaccrual loans at year end 2007.

Net Interest Income.  Net interest income on a fully tax-equivalent basis increased $6.7 million, or 8.4%, to $86.2 million in 2007 from $79.6 million in 2006. The Northwest Suburban acquisition contributed to the increase in the net interest income for the year ended December 31, 2007 along with loan growth, but interest expense increased to a greater extent. The Company’s net interest margin (tax equivalent net interest income as a percentage of earning assets) decreased to 3.02% for 2007 compared to 3.32% for 2006.

Trends in fully tax equivalent interest income and average earning assets include:

•	Interest income increased $33.9 million to $197.5 million in 2007 compared to $163.5 million in 2006. Average earning assets increased by $464.1 million ($498.3 million of earning assets were acquired through the Northwest Suburban acquisition on October 1, 2007) and average yields increased by 8 basis points.

•	Interest income on loans increased $31.2 million to $155.3 million in 2007 from $124.1 million in 2006 due to an increase of $429.8 million in average loans; $439.2 million in loans were acquired in the Northwest Suburban acquisition on October 1, 2007.

•	Interest income on securities increased $2.3 million to $40.4 million in 2007 from $38.1 million in 2006 as a result of an increase in yields on securities from 5.39% in 2006 to 5.55% while average securities increased $21.2 million, or 3.0%.

Trends in interest expense and average interest-bearing liabilities include:

•	Interest expense increased $27.3 million to $111.2 million in 2007 from $84.0 million in 2006. Average balances on interest-bearing liabilities increased by $436.4 million in 2007 to $2.6 billion compared to $2.1 billion in the prior year while rates paid increased 39 basis points to 4.34% during 2007 compared to 3.95% in 2006.

•	Interest expense on deposits increased by $19.2 million to $76.7 million in 2007 from $57.5 million in 2006. Average interest-bearing deposits increased $273.0 million to $1.9 billion in 2007 compared to $1.6 billion in the prior year; $405.4 million in interest-bearing deposits were acquired in the Northwest Suburban acquisition on October 1, 2007. Average rates paid on interest-bearing deposits increased by 50 basis points to 4.13% in 2007 compared to 3.63% in the prior year.

•	Average interest-bearing core deposits (interest-bearing demand deposit, money market, and savings accounts) increased $71.6 million in 2007 compared to 2006 and average rates paid increased 46 basis points.

•	Average certificates of deposit less than $100,000 increased by $14.0 million while average rates paid increased by 67 basis points. Average certificates of deposit greater than $100,000 increased $187.4 million in 2007 and average rates paid increased 3 basis points. Average brokered deposits increased by $129.4 million in 2007 compared to the prior year.

•	Interest expense on borrowings increased by $8.1 million to $34.5 million in 2007 from $26.5 million in 2006. Average borrowings increased by $163.4 million to $708.8 million in 2007 compared to $545.4 million in the prior year, primarily a result of the Company’s asset growth exceeding deposit growth and $81.2 million cash used for the Northwest Suburban acquisition.

•	Interest expense on Federal funds purchased and securities sold under agreements to repurchase increased by $1.2 million in 2007 as a result of the increases in average balances of $48.4 million.

•	Interest expense on FHLB advances increased by $5.0 million in 2007 compared to the prior year while average balances increased by $88.4 million during the same period. Average rates paid on FHLB advances rose by 37 basis points in 2007 to 4.66% compared to 4.29% in 2006.

•	Average junior subordinated debentures decreased by $5.3 million in 2007 compared to the prior year while rates paid increased by 18 basis points. The Company acquired $10.3 million in junior subordinated debentures at LIBOR plus 2.70% through the Northwest Suburban acquisition, and redeemed $15.5 million at LIBOR plus 3.45% in November 2007.

•	Average notes payable increased by $21.2 million in 2007 compared to the prior year. The Company used the proceeds from a $75.0 million term note it has with a correspondent bank to pay the cash portion of the Northwest Suburban acquisition. The term note has an initial rate of one-month LIBOR plus 140 basis points.

•	Short-term LIBOR rates, which most of the Company’s borrowings are indexed to, have been declining and are anticipated to continue its decline in the near term.

Provision for Loan Losses.  The provision for loan losses decreased by $7.2 million to $4.9 million in 2007 from $12.1 million in 2006; the 2006 provision reflects the deterioration in the credit quality of the Large Problem Credit.

The Company recorded a $5.5 million provision for loan losses and charged off $7.5 million of Large Problem Credit loans in the fourth quarter of 2006. The Company recorded a loan loss provision of $5.0 million relating to this problem relationship in the second quarter of 2006. Net outstandings for the Large Problem Credit have increased by $3.2 million since December 31, 2006 to $29.0 million representing 59.0% of total nonaccrual loans at December 31, 2007.

As of December 31, 2007, the allowance for loan losses totaled $26.7 million, or 1.08% of total loans, and was equal to 54.4% of nonaccrual loans compared to $23.2 million, or 1.19% of total loans, and 54.2% of nonaccrual loans at December 31, 2006. The allowance was increased by $2.8 million as a result of the Northwest Suburban acquisition.

Noninterest Income.  The Company’s total noninterest income was $15.5 million in 2007 compared to $14.6 million in 2006. Noninterest income as a percentage of average assets was 0.49% for 2007 compared to 0.55% for the prior year. The changes in noninterest income are noted below:

•	$964,000 increase in service charges on deposits as a result of an increased deposit base;

•	$669,000 increase in the cash surrender value of life insurance reflecting an addition of $12.9 million of such insurance acquired from Northwest Suburban;

•	$938,000 increase in trust income reflecting an entire year’s earnings from the trust assets under management previously acquired from Royal American on July 1, 2006;

•	$297,000 increase in insurance and brokerage commissions mostly as a result of increased annuity sales;

•	$317,000 decrease in gains on sale of loans resulting from the outsourcing of residential mortgage origination operations;

•	$1.3 million gain on extinguishment of debt in 2006; and

•	$624,000 decrease in trading profits.

As part of its strategic plan, the Company has introduced an enhanced sales initiative aimed at increasing cross-selling to both new and existing customers. During the fourth quarter of 2007, the Company launched a marketing campaign aimed at our community bank brand and risk-based pricing for consumer loans.

Noninterest Expense.  The Company’s total noninterest expense increased by $12.8 million, or 21.8%, to $71.4 million in 2007 from $58.6 million in 2006. Noninterest expense as a percentage of average assets was 2.24% for 2007 compared to 2.22% for 2006. The increase in total noninterest expenses in 2007 was primarily due to the following factors:

•	Salaries and employee benefits increased $7.7 million reflecting the additions to management and employees from the Royal American and Northwest Suburban acquisitions;

•	Non-capitalized merger related expense was $1.3 million in 2007 compared to $1.6 million in 2006;

•	Occupancy and equipment increased $2.4 million in 2007 compared to the prior year reflecting the additional branches acquired in the Royal American and Northwest Suburban acquisitions;

•	Marketing expenses increased by $260,000 in 2007 compared to the prior year due to increased marketing activity;

•	Amortization of intangible assets increased by $695,000; and

•	Professional services increased $499,000 in 2007 due to an increase in loan workout legal fees and consulting expense.

The efficiency ratio was 68.29% for the year ended December 31, 2007 compared to 60.55% in 2006. The core efficiency ratio (which excludes the merger related charges as reconciled below in “Supplemental Information”) was 67.00% for 2007 and 58.86% for 2006 mostly due to the net interest margin compression.

Federal and State Income Tax.  The Company’s consolidated income tax rate varies from statutory rates. The Company recorded income tax expense of $3.2 million in 2007 compared to $1.4 million in 2006. Set forth below is a reconciliation of the effective tax rate for the years ended December 31, 2007 and 2006 to statutory rates.

	Year Ended December 31,
	2007		2006
	(Dollars in thousands)

Income taxes computed at the statutory rate	$7,638	35.0%	$6,709	35.0%
Tax-exempt interest income on securities and loans	(771)	(3.5)	(1,171)	(6.1)
General business credits	(643)	(2.9)	(665)	(3.5)
State income taxes, net of federal tax benefit due to state operating loss	(1,027)	(4.7)	(676)	(3.5)
Income tax reserve reversal	—	—	(591)	(3.1)
Life insurance cash surrender value increase, net of premiums	(1,072)	(4.9)	(838)	(4.4)
Dividends received deduction	(1,214)	(5.6)	(1,106)	(5.8)
Nondeductible meals and entertainment	45	0.2	27	0.2
Annuity proceeds	267	1.2	—	—
Merger related expenses	—	—	(278)	(1.5)
Stock based compensation, net	—	—	56	0.3
Other	23	0.1	(45)	(0.2)

Total provision for income taxes	$3,246	14.9%	$1,422	7.4%

Recent Developments.

The Bank is a member of the Federal Home Loan Bank System which allows it to borrow, and it has borrowed, funds from the Federal Home Loan Bank of Chicago (“FHLB Chicago”). As a result, it is required to hold capital stock of the FHLB Chicago. In October 2007, the FHLB Chicago announced that it entered into a consensual cease and desist order with its regulator which prohibits it from redeeming or repurchasing any capital stock from members or declaring dividends on its capital stock without prior approval. The FHLB Chicago did not pay a dividend for the fourth quarter of 2007. During the first nine months of 2007, the Company held $16.0 million in FHLB Chicago stock which earned 2.8% on average. As a result of the acquisition of Northwest Suburban, the Company held $17.0 million in FHLB Chicago stock beginning October 1, 2007. The Company’s future earnings will be negatively impacted if the FHLB Chicago decides not to declare dividends in future quarters.

Prior to September 30, 2007, the Company was granted a one-time credit to offset FDIC premiums as a result of the Federal Deposit Insurance Reform Act of 2005 (“Reform Act”). This one-time credit has maintained the Company’s 2007 FDIC insurance expense close to its 2006 level. The Company expects this credit to be fully utilized by the end of the first quarter of 2008. As a result, the Company anticipates that the FDIC insurance expense will increase by $1.3 million in 2008.

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

On January 1, 2008, the Company granted 15,000 shares of restricted stock, with a grant-date fair value of $12.42, to the new Chairman of the Board of Directors. These shares will vest as follows: 5,000 shares on January 1, 2008; 5,000 shares on January 1, 2009 and 5,000 shares on January 1, 2010, provided he is serving as Chairman of the Board of Directors of the Company as of each such date. On January 28, 2008, the Company granted 203,324 shares of restricted stock, with a grant-date fair value of $11.05, to officers and key employees. These shares will vest on the fifth anniversary of issuance unless certain performance goals are achieved prior to the fifth anniversary. If the Compensation Committee determines that the performance goals have been met, the restricted stock will vest at that time. The Company’s newly appointed executive vice president and chief financial officer effective March 17, 2008 will receive an award of 5,000 shares of restricted stock which will vest on March 17, 2009, provided she is still employed by the Company.

As of December 31, 2007, FNMA and FHLMC preferred equity securities represented $85.1 million or 11.0% of the total amortized cost of the Company’s portfolio of investment securities and $66.0 million or 8.8% of the fair value of the Company’s portfolio of investment securities. Management does not believe the unrealized loss on these equity securities of $19.2 million as of December 31, 2007 represents other-than-temporary impairment as of that date. These unrealized losses are primarily attributable to changes in interest rates as well as turbulent economic conditions impacting the credit markets in the second half of 2007. See Note 5 — Securities to the consolidated financial statements for more details on the Company’s securities portfolio.

2006 Compared to 2005

Set forth below are some highlights of 2006 results compared to 2005 for continuing operations. In accordance with SFAS No. 144, the results of operations for MBWI, which was sold in 2005, are shown in the Company’s statement of income as “discontinued operations” and are not included below.

•	Income was $17.7 million for the year ended December 31, 2006 compared to a loss of $1.6 million for the prior year.

•	Core income (defined as income excluding the merger related and balance sheet repositioning charges as reconciled below in “Supplemental Information”) was $18.7 million for the year ended December 31, 2006, or 7.4% higher compared to core income of $17.4 million for the year ended December 31, 2005.

•	Basic and diluted earnings per share for the year ended December 31, 2006 were $0.76 and $0.75, respectively, compared to a loss of $0.08 per share for both basic and diluted for 2005.

•	2006 earnings were reduced by provisions for loan losses recorded to reflect the deterioration of the Large Problem Credit. The Company recorded a loan loss provision of $5.0 million relating to this problem relationship in the second quarter of 2006. In the fourth quarter, the Company recorded a $5.5 million provision for loan losses and charged off $7.5 million of these loans to reflect the deterioration of the relationship with this borrower.

•	The return on average assets was 0.67% for 2006 compared to a negative 0.07% for 2005; core return on average assets (as reconciled below) was 0.71% for 2006 compared to 0.76% for 2005.

•	The return on average equity was 7.04% in 2006 compared to a negative 0.95% in 2005; core return on average equity (as reconciled below) was 7.42% for 2006 compared to 10.37% for 2005.

Net Interest Income.  Net interest income on a fully tax-equivalent basis increased $15.5 million, or 24.2%, to $79.6 million in 2006 from $64.1 million in 2005. The Royal American acquisition contributed to the increase in the net interest income for the year ended December 31, 2006 along with organic loan growth and an increase in rates, while interest expense increased to a lesser extent. The Company’s net interest margin (tax equivalent net interest income as a percentage of earning assets) slightly increased to 3.32% for 2006 compared to 3.31% for 2005.

Trends in fully tax equivalent interest income and average earning assets include:

•	Interest income increased $48.7 million to $163.5 million in 2006 compared to $114.9 million in 2005. Average earning assets increased by $457.7 million (approximately $262.2 million of this increase was attributable to the Royal American acquisition) and average yields increased by 90 basis points.

•	Interest income on loans increased $43.9 million to $124.1 million in 2006 from $80.2 million in 2005 due to an increase in average rates paid on loans from 6.63% to 7.48% and an increase of $448.0 million in average loans; $261.8 million of the increase in average loans was from the Royal American acquisition.

•	Interest income on securities increased $4.7 million to $38.1 million in 2006 from $33.4 million in 2005 as a result of an increase in yields on securities from 4.81% in 2005 to 5.39% in 2006 while average securities increased $12.9 million, or 1.9%.

Trends in interest expense and average interest-bearing liabilities include:

•	Interest expense on interest-bearing liabilities increased $33.2 million to $84.0 million in 2006 from $50.8 million in 2005. Average balances on interest-bearing liabilities increased by $360.3 million in 2006 to $2.1 billion compared to $1.8 billion in the prior year while rates paid increased 108 basis points to 3.95% during 2006 compared to 2.87% in 2005.

•	Interest expense on interest-bearing deposits increased by $23.5 million to $57.5 million in 2006 from $34.1 million in 2005. Average interest-bearing deposits increased $237.2 million to $1.6 billion in 2006 compared to $1.3 billion in the prior year; $188.0 million of the increase was attributable to the Royal American acquisition. Average rates paid on interest-bearing deposits increased by 110 basis points to 3.63% in 2006 compared to 2.53% in the prior year.

•	The migration of demand deposit, interest-bearing demand deposit, money market, and savings accounts into certificates of deposit and the reliance on more expensive wholesale funds contributed to the increase in the cost of funds.

•	Average interest-bearing core deposits (interest-bearing demand deposit, money market, and savings accounts) decreased $26.7 million in 2006 compared to 2005 and rates paid increased 38 basis points.

•	Average certificates of deposit less than $100,000 remained flat while rates paid increased by 101 basis points. Average certificates of deposit greater than $100,000 increased $266.1 million in 2006 and rates paid increased by 176 basis points. Average brokered deposits increased by $136.5 million in 2006 compared to the prior year.

•	Interest expense on borrowings increased by $9.7 million to $26.5 million in 2006 from $16.7 million in 2005. Average borrowings increased by $123.0 million to $545.4 million in 2006 compared to $422.4 million in the prior year mainly due to the increase in FHLB advances; $15.0 million of the increase in borrowings was from the Royal American acquisition. This increase in borrowings was a result of the Company’s difficulty in raising lower cost deposits.

•	Interest expense on Federal funds purchased and securities sold under agreements to repurchase increased by $4.7 million in 2006 as a result of the increases in rates of 155 basis points and average balances of $23.5 million.

•	Interest expense on FHLB advances increased by $4.1 million in 2006 compared to the prior year while average balances increased by $94.6 million during the same period; a $5.0 million FHLB advance was acquired in the Royal American acquisition. Average rates paid on FHLB advances rose by only 4 basis points in 2006 to 4.29% compared to 4.25% in 2005.

•	The Company used $64.6 million of the cash raised through a secondary public offering to pay for the Royal American acquisition. Funding costs increased as a result of replacing these funds with more expensive borrowings, which were offset by the increase in net interest income resulting from the Royal American acquisition.

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

Noninterest Income.  The Company’s total noninterest income was $14.6 million in 2006 compared to the loss of $6.2 million in 2005. The loss in 2005 was primarily due to the losses on securities transactions of $17.4 million, mainly as a result of a balance sheet repositioning. Other changes in noninterest income are noted below:

•	$1.3 million 2006 gain on extinguishment of debt. The Company, as part of its program of repositioning the maturities of its borrowings, recognized a gain on the extinguishment of debt of $625,000 in the first quarter of 2006 as a result of the prepayment of a $28.0 million repurchase agreement and recognized $625,000 gain in the second quarter of 2006 as a result of the assignment of a $50.0 million FHLB advance;

•	$629,000 increase in the cash surrender value of life insurance reflecting an additional purchase of bank owned life insurance of $6.0 million in 2006 and $12.5 million of such insurance acquired with Royal American;

•	$616,000 increase in trust income primarily as a result of the trust operations acquired from Royal American;

•	$594,000 increase in service charges on deposits mainly due to the increase in noninterest-bearing demand deposit service charges of $1.1 million which was partially offset by the decrease in overdraft fees of $514,000;

•	$471,000 increase in insurance and brokerage commissions as a result of increased staff and brokerage activity;

•	$403,000 increase in gains on sale of loans due to a 134.5% increase in loans sold as a result of a higher level of mortgage refinancing volume; and

•	$211,000 increase in trading profits.

As part of its strategic plan, the Company is focusing on opportunities to increase noninterest income especially in the areas of corporate cash management, insurance and investment services, trust services, and secondary-market mortgage lending.

Noninterest Expense.  The Company’s total noninterest expense decreased by $1.9 million, or 3.2%, to $58.6 million in 2006 from $60.5 million in 2005; 2005 reflects approximately $13.6 million in charges taken in connection with the balance sheet repositioning. Noninterest expense as a percentage of average assets was 2.22% for 2006 compared to 2.63% for 2005. The decrease in total noninterest expense in 2006 was primarily due to the following factors:

•	The loss on extinguishment of debt of $13.1 million in 2005, which did not occur in 2006;

•	Other real estate expense decreased by $2.2 million in 2006 compared to 2005 as a result of a $2.4 million write down of other real estate owned in the second quarter of 2005;

•	Salaries and employee benefits increased $7.8 million reflecting additions to management and the 50 full-time equivalent employees from the Royal American acquisition;

•	Non-capitalized merger related expense was $1.6 million in 2006;

•	Occupancy and equipment increased $1.5 million in 2006 compared to the prior year reflecting the additional branches acquired in the Royal American acquisition;

•	Marketing expenses increased by $294,000 in 2006 compared to the prior year due to increased marketing activity; and

•	Professional services increased $248,000 in 2006 due to an increase in consulting expense.

The efficiency ratio was 60.55% for the year ended December 31, 2006 compared to 75.44% in 2005. The core efficiency ratio (which excludes the merger related and balance sheet repositioning charges as reconciled below in “Supplemental Information”) was 58.86% for 2006 and 58.00% for 2005.

Federal and State Income Tax.  The Company’s consolidated income tax rate varies from statutory rates. The Company recorded income tax expense of $1.4 million in 2006 compared to the income tax benefit of $6.3 million in 2005. Set forth below is a reconciliation of the effective tax rate from continuing operations for the years ended December 31, 2006 and 2005 to statutory rates.

	Year Ended December 31,
	2006		2005
	(Dollars in thousands)

Income taxes computed at the statutory rate	$6,709	35.0%	$(2,770)	(35.0)%
Tax-exempt interest income on securities and loans	(1,171)	(6.1)	(563)	(7.1)
General business credits	(665)	(3.5)	(255)	(3.2)
State income taxes, net of federal tax benefit due to state operating loss	(676)	(3.5)	(952)	(12.0)
Income tax reserve reversal	(591)	(3.1)	—	—
Life insurance cash surrender value increase, net of premiums	(838)	(4.4)	(615)	(7.8)
Life insurance death benefit	—	—	(276)	(3.5)
Dividends received deduction	(1,106)	(5.8)	(868)	(11.0)
Nondeductible meals and entertainment	27	0.2	13	0.2
Merger related expenses	(278)	(1.5)	—	—
Stock based compensation, net	56	0.3	—	—
Other	(45)	(0.2)	(39)	(0.5)

Total provision (benefit) for income taxes	$1,422	7.4%	$(6,325)	(79.9)%

Supplemental Information.  Core income from continuing operations is income from continuing operations excluding merger related charges and balance sheet repositioning charges. Management believes that core income from continuing operations is a more useful measure of operating performance since it excludes items that are not recurring in nature. In addition, management believes core income is more reflective of current trends. The following table reconciles reported income from continuing operations to core income from continuing operations for the years ended December 31, 2007, 2006, and 2005:

	Year Ended December 31,
	2007	2006	2005
	(In thousands)

Income (loss) from continuing operations	$18,577	$17,746	$(1,589)
Merger related charges, net of tax	806	961	—
Loss on sale of U.S. government-sponsored entity notes, net of tax	—	—	10,595
Charge from prepayment of FHLB advances, net of tax	—	—	5,886
Charge from unwinding of swaps, net of tax	—	—	2,206
Charge from redemption of trust preferred securities, net of tax	—	—	318

Core income from continuing operations (non-GAAP measure)	$19,383	$18,707	$17,416

Core return on average assets is core income from continuing operations, reconciled above, divided by average assets for that period. Core return on average equity is core income from continuing operations, reconciled above, divided by average equity for that period. Management believes that core return on average assets and average equity are more useful measures of operating performance since it excludes items that are not recurring in nature and are more reflective of current trends.

The efficiency ratio is noninterest expense less amortization of intangible assets and foreclosed properties expenses divided by the sum of net interest income (tax equivalent) plus noninterest income. Core efficiency ratio excludes charges from the balance sheet repositioning and retirement benefit obligation as well as the merger related charges. Management believes that the core efficiency ratio is a more useful measure since it excludes items that are not recurring in nature and is more reflective of current trends. The following table reconciles reported noninterest expense to core noninterest expense for the periods presented:

	Year Ended December 31,
	2007	2006	2005
	(In thousands)

Noninterest expense	$71,395	$58,615	$60,527
Merger related charges	(1,312)	(1,595)	—
Charge from prepayment of FHLB advances	—	—	(9,547)
Charge from unwinding of swaps	—	—	(3,578)
Charge from redemption of trust preferred securities	—	—	(516)

Core noninterest expense (non-GAAP measure)	$70,083	$57,020	$46,886

Interest-Earning Assets and Interest-Bearing Liabilities

The following table sets forth the average balances, net interest income and expense and average yields and rates for the Company’s interest-earning assets and interest-bearing liabilities for the indicated periods on a tax-equivalent basis assuming a 35.0% tax rate.

	Year Ended December 31,
	2007			2006			2005
	Average		Average	Average		Average	Average		Average
	Balance	Interest	Rate	Balance	Interest	Rate	Balance	Interest	Rate
	(Dollars in thousands)

Interest-Earning Assets:
Federal funds sold and interest-bearing deposits due from banks	$17,124	$839	4.90%	$10,009	$506	5.06%	$18,576	$505	2.72%
Securities:
Taxable(1)	669,154	36,901	5.51	613,485	32,593	5.31	662,100	31,448	4.75
Exempt from federal income taxes(1)	58,844	3,491	5.93	93,347	5,492	5.88	31,801	1,920	6.04

Total securities	727,998	40,392	5.55	706,832	38,085	5.39	693,901	33,368	4.81
FRB and FHLB stock	24,697	839	3.40	18,105	693	3.83	14,081	727	5.16
Loans held for sale	1,450	89	6.14	2,028	125	6.16	805	47	5.84
Loans:
Commercial loans(1)(3)(4)	452,438	34,105	7.54	296,533	23,219	7.83	183,553	12,194	6.64
Commercial real estate loans(1)(3)(4)(6)	1,336,421	100,954	7.55	1,110,828	83,891	7.55	842,889	57,130	6.78
Agricultural loans(1)(3)(4)	3,406	268	7.87	2,456	191	7.78	1,615	116	7.18
Consumer real estate loans(3)(4)(6)	285,999	19,207	6.72	240,601	16,207	6.74	178,982	10,492	5.86
Consumer installment loans(3)(4)	10,432	788	7.55	8,502	631	7.42	3,834	293	7.64

Total loans	2,088,696	155,322	7.44	1,658,920	124,139	7.48	1,210,873	80,225	6.63

Total interest-earning assets	$2,859,965	$197,481	6.91%	$2,395,894	$163,548	6.83%	$1,938,236	$114,872	5.93%

Noninterest-Earning Assets:
Cash	$57,185			$61,519			$47,201
Premises and equipment, net	27,093			21,706			22,706
Allowance for loan losses	(24,977)			(22,115)			(17,562)
Other assets	262,724			178,134			314,505

Total noninterest-earning assets	322,025			239,244			366,850

Total assets	$3,181,990			$2,635,138			$2,305,086

Interest-Bearing Liabilities:
Deposits:
Interest-bearing demand deposits	$182,276	$3,366	1.85%	$150,503	$1,759	1.17%	$176,355	$2,147	1.22%
Money-market demand accounts and savings accounts	386,722	9,949	2.57	346,933	7,571	2.18	347,792	5,718	1.64
Time deposits less than $100,000	761,698	37,114	4.87	747,676	31,370	4.20	747,611	23,814	3.19
Time deposits of $100,000 or more	525,649	26,263	5.00	326,516	16,287	4.99	60,405	1,950	3.23
Public funds	—	—	—	11,703	531	4.54	13,943	438	3.14

Total interest-bearing deposits	1,856,345	76,692	4.13	1,583,331	57,518	3.63	1,346,106	34,067	2.53
Borrowings:
Federal funds purchased and repurchase agreements	304,269	13,131	4.32	255,843	11,913	4.66	232,326	7,229	3.11
FHLB advance	317,232	14,769	4.66	228,811	9,808	4.29	134,194	5,701	4.25
Junior subordinated debt	66,114	5,275	7.98	60,776	4,741	7.80	55,672	3,791	6.81
Notes payable	21,212	1,370	6.46	—	—	—	202	9	4.46

Total borrowings	708,827	34,545	4.87	545,430	26,462	4.85	422,394	16,730	3.96

Total interest-bearing liabilities	$2,565,172	$111,237	4.34%	$2,128,761	$83,980	3.95%	$1,768,500	$50,797	2.87%

Noninterest-Bearing Liabilities:
Demand deposits	$274,819			$220,706			$154,180
Other liabilities	38,804			33,495			214,381

Total noninterest-bearing liabilities	313,623			254,201			368,561
Stockholders’ equity	303,195			252,176			168,025

Total liabilities and stockholders’ equity	$3,181,990			$2,635,138			$2,305,086

Net interest income (tax equivalent)(1)(5)		$86,244	2.57%		$79,568	2.88%		$64,075	3.05%

Net interest margin (tax equivalent)(1)			3.02%			3.32%			3.31%
Net interest income(2)(5)		$82,632			$75,282			$61,447

Net interest margin(2)			2.89%			3.14%			3.17%

(1)	Adjusted for 35% tax rate and adjusted for the dividends-received deduction where applicable.

(2)	Not adjusted for 35% tax rate or for the dividends-received deduction.

(3)	Nonaccrual loans are included in the average balance; however, these loans are not earning any interest.

(4)	Includes loan fees (in thousands) of $2,747, $3,113, and $2,610 for 2007, 2006, and 2005, respectively.

(5)	The following table reconciles reported net interest income on a tax equivalent basis for the periods presented (in thousands):

	2007	2006	2005

Net interest income	$82,632	$75,282	$61,447
Tax-equivalent adjustment to net interest income	3,612	4,286	2,628

Net interest income, fully tax-equivalent basis	$86,244	$79,568	$64,075

(6)	Includes construction loans.

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

	Year Ended December 31,
	2007 Compared to 2006			2006 Compared to 2005
	Change Due to			Change Due to
	Net	Volume	Rate	Net	Volume	Rate
	(In thousands)

Interest-Earning Assets:
Federal funds sold and interest- bearing due from banks	$333	$349	$(16)	$1	$(303)	$304
Securities taxable	4,308	3,037	1,271	1,145	(2,414)	3,559
Securities exempt from federal income taxes	(2,001)	(2,047)	46	3,572	3,622	(50)
FRB and FHLB stock	146	231	(85)	(34)	180	(214)
Loans held for sale	(36)	(35)	(1)	78	75	3
Commercial loans	10,886	11,782	(896)	11,025	8,545	2,480
Commercial real estate loans	17,063	17,041	22	26,761	19,687	7,074
Agricultural loans	77	75	2	75	65	10
Consumer real estate loans	3,000	3,049	(49)	5,715	3,988	1,727
Consumer installment loans	157	146	11	338	347	(9)

Total interest-earning assets	$33,933	$33,628	$305	$48,676	$33,792	$14,884

Interest-Bearing Liabilities:
Interest-bearing demand deposits	$1,607	$429	$1,178	$(388)	$(305)	$(83)
Money market demand accounts and savings accounts	2,378	929	1,449	1,853	(14)	1,867
Time deposits of less than $100,000	5,744	598	5,146	7,556	2	7,554
Time deposits of $100,000 or more	9,976	9,949	27	14,337	12,758	1,579
Public funds	(531)	(531)	—	93	(79)	172
Federal funds purchased and repurchase agreements	1,218	2,136	(918)	4,684	793	3,891
FHLB advances	4,961	4,057	904	4,107	4,055	52
Junior subordinated debentures	534	424	110	950	367	583
Notes payable	1,370	1,370	—	(9)	(9)	—

Total interest-bearing liabilities	$27,257	$19,361	$7,896	$33,183	$17,568	$15,615

Net interest	$6,676	$14,267	$(7,591)	$15,493	$16,224	$(731)

Financial Condition

The following table sets forth the changes in the balance sheet at December 31, 2007 compared to December 31, 2006 excluding the Northwest Suburban acquisition on October 1, 2007.

					Excluding	Excluding
					Northwest	Northwest
				Northwest	Suburban	Suburban
	December 31,			Suburban	Acquisition	Acquisition
	2007	2006	$ Change	Acquisition(1)	$ Change	% Change
	(Dollars in thousands)

Assets:
Cash and cash equivalents(2)	$84,499	$100,532	$(16,033)	$3,342	$(19,375)	(19.3)%
Securities available-for-sale, at fair value	710,881	589,981	120,900	57,597	63,303	10.7
Securities held-to-maturity, at amortized cost	37,601	45,931	(8,330)	—	(8,330)	(18.1)

Total securities	748,482	635,912	112,570	57,597	54,973	8.6
Federal Reserve and Federal Home Loan Bank stock	29,264	23,592	5,672	1,503	4,169	17.7
Loans held for sale	—	2,672	(2,672)	—	(2,672)	(100.0)
Loans	2,474,327	1,946,816	527,511	439,249	88,262	4.5
Allowance for loan loss	(26,748)	(23,229)	(3,519)	(2,767)	(752)	3.2

Net loans	2,447,579	1,923,587	523,992	436,482	87,510	4.5
Cash surrender value of life insurance	81,166	65,220	15,946	12,884	3,062	4.7
Premises and equipment, net	41,821	21,960	19,861	19,279	582	2.7
Other real estate	2,220	2,640	(420)	—	(420)	(15.9)
Core deposit and other intangibles, net	17,044	11,273	5,771	8,061	(2,290)	(20.3)
Goodwill	160,407	79,488	80,919	80,550	369	0.5
Other assets	80,300	75,170	5,130	7,914	(2,784)	(3.7)

Total assets	$3,692,782	$2,942,046	$750,736	$627,612	$123,124	4.2%

Liabilities and stockholders’ equity:
Noninterest-bearing	$321,317	$276,381	$44,936	$65,299	$(20,363)	(7.4)%
Interest-bearing	2,136,831	1,681,429	455,402	405,361	50,041	3.0

Total deposits	2,458,148	1,957,810	500,338	470,660	29,678	1.5
Federal funds purchased	81,000	66,000	15,000	6,170	8,830	13.4
Securities sold under agreements to repurchase	283,400	201,079	82,321	—	82,321	40.9
Advances from the Federal Home Loan Bank	323,439	319,883	3,556	3,500	56	0.0
Junior subordinated debentures	60,724	65,812	(5,088)	10,310	(15,398)	(23.4)
Notes payable	72,500	—	72,500	75,000	(2,500)	(100.0)
Due to broker	1,539	—	1,539	—	1,539	100.0
Other liabilities	36,868	44,220	(7,352)	6,982	(14,334)	(32.4)

Total liabilities	3,317,618	2,654,804	662,814	572,622	90,192	3.4
Total stockholders’ equity	375,164	287,242	87,922	54,990	32,932	11.5

Total liabilities and stockholders’ equity	$3,692,782	$2,942,046	$750,736	$627,612	$123,124	4.2%

(1)	Includes fair value adjustments.

(2)	Northwest Suburban Acquisition column includes cash and cash equivalents acquired through Northwest Suburban of $10,066 less cash paid for acquisition of $81,163, capitalized costs of $414, costs relating to registration statement of $147, and $75,000 borrowing.

Set forth below are some balance sheet highlights at December 31, 2007 compared to December 31, 2006 excluding changes from the Northwest Suburban acquisition.

•	Total assets increased $123.1 million, or 4.2%.

•	Loans increased $88.3 million, or 4.5%.

•	Securities increased by $55.0 million, or 8.6%.

•	Deposits increased by $29.7 million, or 1.5%.

Set forth below are some asset quality highlights at December 31, 2007 compared to December 31, 2006.

•	The allowance for loan losses was 1.08% of total loans at December 31, 2007 versus 1.19% at December 31, 2006. The allowance for loan losses increased by $2.8 million due to the Northwest Suburban acquisition.

•	Nonaccrual loans decreased to 1.99% of total loans at December 31, 2007 from 2.20% at December 31, 2006. The Large Problem Credit accounted for $29.0 million, or 59.0%, of the $49.2 million in nonaccrual loans at December 31, 2007.

•	Allowance to nonaccrual loans coverage 0.54x for 2007 and 2006.

•	Net loans charged off to average total loans were 0.20% for 2007 compared to 0.59% for 2006. The prior year includes the $7.5 million charge off in the fourth quarter to reflect deterioration of the Large Problem Credit.

Loans

The following table sets forth the composition of the Company’s loan portfolio as of the indicated dates.

	December 31,
	2007(1)	2006(2)	2005(2)	2004(2)	2003(2)
	(In thousands)

Commercial	$1,015,799	$376,944	$201,284	$184,558	$182,344
Construction	444,613	424,181	358,785	270,836	253,951
Commercial real estate	600,451	761,742	496,819	411,535	359,047
Home equity	157,987	147,366	115,429	100,322	77,772
Other consumer	10,968	9,373	4,273	4,377	5,062
Residential mortgage	244,874	227,762	174,184	126,047	77,916

Total loans, gross	2,474,692	1,947,368	1,350,774	1,097,675	956,092
Net deferred fees	(365)	(552)	(778)	(376)	(712)

Total loans	2,474,327	1,946,816	1,349,996	1,097,299	955,380
Allowance for loan losses	(26,748)	(23,229)	(17,760)	(16,217)	(14,459)

Net loans	$2,447,579	$1,923,587	$1,332,236	$1,081,082	$940,921

Loans held for sale:
Consumer real estate	$—	$2,672	$1,912	$693	$1,571

(1)	Source of repayment classification.

(2)	Collateral-based classification.

During the fourth quarter of 2007, the Company revised its classification of commercial loans and commercial real estate loans, changing its prior practice of classifying as commercial real estate loans all loans to a business that included real estate as collateral (“collateral-based” classification). The classification of construction, home equity, and residential mortgages were also reviewed. The new method of presentation (“source of repayment” classification) recognizes that loans to owner-occupied businesses engaged in manufacturing, sales and/or services are commercial loans, regardless of whether real estate is taken as collateral. These loans generally have a lower risk profile than traditional commercial real estate loans. They are primarily dependent on the borrower’s business-generated cash flows for repayment, not on the conversion of real estate that may be pledged as collateral. Loans related to rental income producing properties and properties intended to be sold will continue to be classified as commercial real estate loans. Completing this change in methodology involved a loan-by-loan review of the Company’s commercial and commercial real estate loans. The new presentation methodology is being implemented only as of December 31, 2007 and prospectively, as it is impracticable to apply it to prior years’ data. The Company’s loan portfolio composition at December 31, 2007 under the new “source of repayment” and prior “collateral-based” methodologies was as follows:

	Source of Repayment		Collateral-Based
		% of Gross		% of Gross
	Amount	Loans	Amount	Loans
	(Dollars in thousands)

Commercial	$1,015,799	41.0%	$464,902	18.8%
Construction	444,613	18.0	451,103	18.2
Commercial real estate	600,451	24.3	1,087,876	44.0
Home equity	157,987	6.4	193,506	7.8
Other consumer	10,968	0.4	10,968	0.4
Residential mortgage	244,874	9.9	266,337	10.8

Total loans, gross	2,474,692	100.0%	2,474,692	100.0%
Net deferred fees	(365)		(365)

Total loans, net	$2,474,327		$2,474,327

The following table sets forth the changes in composition of the Company’s loan portfolio (collateral-based classification) as of December 31, 2007 excluding the loans acquired through the Northwest Suburban acquisition compared to December 31, 2006. The collateral-based classification was used for comparability purposes.

					Excluding	Excluding
					Northwest	Northwest
				Northwest	Suburban	Suburban
	December 31,			Suburban	Acquisition	Acquisition
	2007	2006	$ Change	Acquisition(1)	$ Change	% Change
	(Dollars in thousands)

Commercial	$464,902	$376,944	$87,958	$94,510	$(6,552)	(1.7)%
Construction	451,103	424,181	26,922	55,060	(28,138)	(6.6)
Commercial real estate	1,087,876	761,742	326,134	211,929	114,205	15.0
Home equity	193,506	147,366	46,140	45,698	442	0.3
Other consumer	10,968	9,373	1,595	4,238	(2,643)	(28.2)
Residential mortgage	266,337	227,762	38,575	27,814	10,761	4.7

Total loans, gross	2,474,692	1,947,368	527,324	439,249	88,075	4.5
Net deferred fees	(365)	(552)	187	—	187	(33.9)

Total loans	2,474,327	1,946,816	527,511	439,249	88,262	4.5
Allowance for loan losses	(26,748)	(23,229)	(3,519)	(2,767)	(752)	3.2

Net loans	$2,447,579	$1,923,587	$523,992	$436,482	$87,510	4.5%

(1)	Based on Northwest Suburban’s FRY-9C September 30, 2007 data with acquisition fair value adjustments.

Set forth below are other highlights of changes in the loan portfolio excluding changes from the Northwest Suburban acquisition.

•	Total loans increased $88.3 million, or 4.5%.

•	Commercial loans decreased $6.6 million, or 1.7%.

•	Construction loans decreased by $28.1 million or 6.6%.

•	Commercial real estate loans rose by $114.2 million or 15.0%.

•	Consumer loans decreased $2.2 million or 1.4%.

•	Residential mortgage loans increased $10.8 million or 4.7%.

There were no loans held for sale at December 31, 2007 compared to $2.7 million at December 31, 2006 In July 2007, the Company entered into a joint marketing arrangement with a leading privately held mortgage bank in Chicago and exited the mortgage banking business resulting in no loans held for sale at year-end 2007. Management believes that this arrangement will enable the Company to provide better pricing to its customers while also providing the Company with a high quality source of additional loan volume.

The Company attempts to balance the types of loans in its portfolio with the objective of managing risk. Some of the risks the Company evaluates in its lending business include:

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

The Company does not hold any sub-prime loans in its portfolio.

Loan Maturities

The following table sets forth the remaining maturities, based upon contractual dates, for selected loan categories (source of repayment classification) as of December 31, 2007.

	One Year	1-5 Years		Over 5 Years
	Or Less	Fixed	Variable	Fixed	Variable	Total
	(In thousands)

Commercial	$491,960	$380,517	$70,972	$59,169	$13,181	$1,015,799
Construction	396,858	25,427	20,572	1,756	—	444,613
Commercial real estate	190,069	355,928	39,633	13,406	1,415	600,451
Home equity	16,450	14,349	66,248	180	60,760	157,987
Other consumer	6,203	4,082	683	—	—	10,968
Residential mortgage	51,688	57,993	11,925	63,321	59,947	244,874

Total loans, gross	1,153,228	838,296	210,033	137,832	135,303	2,474,692
Net deferred fees						(365)

Total loans						$2,474,327

Nonaccrual Loans

The Company’s financial statements are prepared on the accrual basis of accounting, including the recognition of interest income on its loan portfolio. The accrual of interest on loans is discontinued at the time a loan is 90 days past due unless the credit is well-secured and in process of collection. Past due status is based on contractual terms of the loan. In all cases, loans are placed on nonaccrual or charged off at an earlier date if collection of principal or interest is considered doubtful. All interest accrued but not collected for loans that are placed on nonaccrual or charged off is reversed against interest income. The interest on these loans is accounted for on the cash-basis or cost-recovery method, until qualifying for return to accrual. A loan is returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured.

Under SFAS No. 114 and No. 118, the Company currently defines loans that are individually evaluated for impairment to include commercial, commercial real estate and agricultural loans over $300,000 where the internal credit rating is at or below a predetermined classification. All other smaller balance loans with similar attributes are evaluated for impairment in total.

The classification of a loan as impaired or nonaccrual does not necessarily indicate that the principal is uncollectible, in whole or in part. Subject to the de minimus level noted above, the Company makes a determination as to the collectibility on a case-by-case basis based upon the specific facts of each situation. The Company considers both the adequacy of the collateral and the other resources of the borrower in determining the steps to be taken to collect impaired or nonaccrual loans. Alternatives that are typically considered to collect impaired or nonaccrual loans are foreclosure, collection under guarantees, loan restructuring, or judicial collection actions.

Loans that are considered to be impaired are reduced to the present value of expected future cash flows or to the fair value of the related collateral by allocating a portion of the allowance to such loans. If these allocations require an increase to be made to the allowance for loan losses, such increases are included in the provision for loan losses charged to expense.

The following table sets forth information on the Company’s nonaccrual loans and nonperforming assets as of the indicated dates.

	December 31,
	2007	2006	2005	2004	2003
	(Dollars in thousands)

Impaired and other loans 90 days past due and accruing	$—	$34	$4	$21	$11

Nonaccrual and impaired loans not accruing	$49,173	$42,826	$7,905	$9,296	$14,916
Foreclosed properties	2,220	2,640	11,154	8,064	6,712

Total nonperforming assets	$51,393	$45,466	$19,059	$17,360	$21,628

Total nonaccrual loans to total loans	1.99%	2.20%	0.59%	0.85%	1.56%
Total nonperforming assets to total loans and foreclosed properties	2.08	2.33	1.40	1.57	2.25
Total nonperforming assets to total assets	1.39	1.55	0.83	0.78	0.96

During 2007, 2006, and 2005, the Company recognized interest income on impaired loans of $1.4 million, $2.9 million, and $2.4 million, respectively.

Nonaccrual loans increased $6.3 million to $49.2 million at December 31, 2007 from $42.8 million at December 31, 2006. The Company previously announced the downgrading of a large loan relationship linked to a single long-standing customer (Large Problem Credit) to substandard in the second quarter of 2006. On December 31, 2007, total nonaccrual loans related to the Large Problem Credit were $29.0 million, representing 59.0% of total nonaccrual loans. The borrower’s corporate entities have filed for protection under chapter 11 of the Bankruptcy Code. The Company continues to aggressively pursue collection through the court system and the liquidation of collateral to pay down these loans. While the current carrying value of these loans at December 31, 2007 reflects management’s best current estimate of net realizable value, there can be no assurance that additional losses may not be incurred.

Foreclosed properties decreased to $2.2 million in 2007 from $2.6 million in 2006. There were no additions to foreclosed properties in 2007. Foreclosed properties are carried at their estimated net realizable value.

Total nonperforming assets increased by $5.9 million from $45.5 million in 2006 to $51.4 million in 2007.

The following table sets forth information on the impact of the Large Problem Credit on the Company’s nonaccrual loans and nonperforming assets as of the indicated dates.

	December 31,
	2007	2006

Nonaccrual loans
Large Problem Credit	$28,989	$25,825
Remainder of portfolio	20,184	17,001

Total nonaccrual loans	$49,173	$42,826

Nonperforming assets
Large Problem Credit	$28,989	$25,825
Remainder of portfolio	22,404	19,641

Total nonperforming assets	$51,393	$45,466

Loans
Large Problem Credit	$28,989	$27,902
Remainder of portfolio	2,445,338	1,918,914

Total loans	$2,474,327	$1,946,816

Loan-related assets(1)
Large Problem Credit	$28,989	$27,902
Remainder of portfolio	2,447,558	1,921,554

Total loan-related assets	$2,476,547	$1,949,456

Nonaccrual loans to loans
Total	1.99%	2.20%
Without Large Problem Credit	0.83	0.89
Nonperforming assets to loan-related assets
Total	2.08%	2.33%
Without Large Problem Credit	0.92	1.02

(1)	Includes loans and foreclosed properties.

Analysis of Allowance for Loan Losses

The Company recognizes that credit losses will be experienced and the risk of loss will vary with, among other things; general economic conditions; the type of loan being made; the creditworthiness of the borrower over the term of the loan; and in the case of a collateralized loan, the quality of the collateral. The allowance for loan losses represents the Company’s estimate of the amount deemed necessary to provide for probable incurred losses in the portfolio. In making this determination, the Company analyzes the ultimate collectibility of the loans in its portfolio by incorporating feedback provided by internal loan staff. The Company makes an ongoing evaluation as to the adequacy of the allowance for loan losses.

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

The Company’s methodology for determining the allowance for loan losses represents an estimation performed pursuant to SFAS No. 5, “Accounting for Contingencies,” and SFAS No. 114, “Accounting by Creditors for Impairment of a Loan.” The allowance reflects expected losses resulting from analyses developed through specific credit allocations for individual loans and historical loss experience for each loan category. The specific credit allocations are based on regular analyses of commercial, commercial real estate and agricultural loans over $300,000 where the internal credit rating is at or below a predetermined classification. These analyses involve a high degree of judgment in estimating the amount of loss associated with specific loans, including estimating the amount and timing of future cash flows and collateral values. The allowance for loan losses also includes consideration of concentrations and changes in portfolio mix and volume and other qualitative factors. In addition, regulatory agencies, as an integral part of their examinations, may require the Company to make additions to the allowance based on their judgment about information available to them at the time of their examinations.

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

	Year Ended December 31,
	2007		2006		2005		2004		2003
	(Dollars in thousands)

Average total loans	$2,088,696		$1,658,920		$1,210,873		$984,976		$995,078

Total loans at end of year	$2,474,327		$1,946,816		$1,349,996		$1,097,299		$955,380

Total nonaccrual loans	$49,173		$42,826		$7,905		$9,296		$14,916

Allowance at beginning of year	$23,229		$17,760		$16,217		$14,459		$19,540
Addition resulting from acquisition	2,767		3,244		—		—		300
Allowance adjustment for loan sale by related parties(1)	—		—		—		—		(6,685)
Charge-offs:
Commercial loans	5,092		5,912		1,668		819		7,645
Consumer real estate loans	458		360		15		37		48
Commercial real estate loans	336		4,401		772		1,162		1,500
Agricultural loans	—		—		—		—		—
Consumer installment loans	89		136		64		130		77

Total charge-offs	5,975		10,809		2,519		2,148		9,270
Recoveries:
Commercial loans	885		616		1,448		163		1,072
Consumer real estate loans	9		4		5		32		2
Commercial real estate loans	927		339		6		261		10
Agricultural loans	—		—		—		—		—
Consumer installment loans	15		25		14		50		35

Total recoveries	1,836		984		1,473		506		1,119

Net charge-offs	4,139		9,825		1,046		1,642		8,151
Provision for loan losses	4,891		12,050		2,589		3,400		9,455

Allowance at end of the year	$26,748		$23,229		$17,760		$16,217		$14,459

Net charge-offs to average total loans	0.20%		0.59%		0.09%		0.17%		0.82%
Allowance to total loans at end of year	1.08		1.19		1.32		1.48		1.51
Allowance to nonaccrual loans	0.54	x	0.54	x	2.25	x	1.74	x	0.97	x

(1)	Adjustment made following the Bank’s receipt of $13.3 million of proceeds from an entity indirectly owned by certain directors and family members of directors relating to the sale of previously classified loans, of which $12.5 million was applied to outstanding principal, $750,000 to fund a letter of credit, and $67,000 applied to accrued interest income and late charges on March 26, 2003. As a consequence, the Bank recognized a $4.0 million after-tax capital contribution as a result of the sale of these loans to the related parties.

The provision for loan losses decreased $7.2 million to $4.9 million for the year ended December 31, 2007 from $12.1 million for the year ended December 31, 2006; the prior year expense reflects the deterioration of the Large Problem Credit. The Company charged off $7.5 million of these loans to reflect the deterioration of the Large Problem Credit in 2006. The allowance for loan losses was $26.7 million at December 31, 2007 and $23.2 million at December 31, 2006. Total recoveries on loans previously charged off were $1.8 million for the year ended December 31, 2007 and $984,000 for the year ended December 31, 2006.

Net charge-offs decreased $5.7 million to $4.1 million, or 0.20% of average loans, in 2007 compared to $9.8 million, or 0.59% of average loans in 2006; the prior year reflects the impact of the $7.5 million charge-off discussed above. Allowance for loan losses to nonaccrual loans ratio was 0.54x at December 31, 2007 and 2006.

The following table sets forth the Company’s allocation of the allowance for loan losses by types of loans (collateral based classification) as of the indicated dates.

	December 31,
	2007		2006		2005		2004		2003
		Loan		Loan		Loan		Loan		Loan
		Category		Category		Category		Category		Category
		To		To		To		To		To
		Gross		Gross		Gross		Gross		Gross
	Amount	Loans	Amount	Loans	Amount	Loans	Amount	Loans	Amount	Loans
	(Dollars in thousands)

Commercial	$6,369	21.52%	$6,156	19.87%	$7,727	14.54%	$8,124	16.72%	$6,479	18.57%
Commercial real estate	19,336	65.15	16,166	65.35	7,807	69.24	6,837	68.92	7,101	72.04
Agricultural	2	0.20	3	0.13	3	0.15	—	0.11	—	0.09
Consumer real estate	603	12.64	352	14.10	864	15.76	385	13.90	257	8.81
Consumer installment	81	0.49	90	0.55	46	0.31	438	0.35	360	0.49
Unallocated	357	—	462	—	1,313	—	44	—	262	—

Total allowance for loan losses	$26,748	100.00%	$23,229	100.00%	$17,760	100.00%	$16,217	100.00%	$14,459	100.00%

As of December 31, 2007, approximately 23.8% of the allowance was allocated to commercial loans, while 26.5% was allocated in the prior year. During March 2003, $13.3 million of classified nonperforming loans were sold to an insider group. See footnote (1) to the table on the previous page.

The Company had a reserve for losses on unfunded commitments of $233,000 at December 31, 2007 and 2006.

The Company utilizes an internal asset classification system as a means of reporting problem and potential problem assets. At each scheduled Bank Board of Directors meeting, a watch list is presented, showing significant loan relationships listed by internal risk rating as Special Mention, Substandard, and Doubtful. Set forth below is a discussion of each of these classifications.

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

Substandard:  A substandard extension of credit is one inadequately protected by the current sound net worth and paying capacity of the obligor or of the collateral pledged, if any. Extensions of credit so classified must have a well-defined weakness or weaknesses that jeopardize the liquidation of the debt. They are characterized by the distinct possibility that the Bank will sustain some loss if the deficiencies are not corrected. In other words, there is more than a normal risk of loss. Loss potential, while existing in the aggregate amount of substandard credits, does not have to exist in individual extensions of credit classified substandard.

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

The Company’s determination as to the classification of its assets and the amount of its valuation allowances is subject to review by the Bank’s primary regulators in the course of its regulatory examinations, which can order the establishment of additional general or specific loss allowances. There can be no assurance that regulators, in reviewing the Company’s loan portfolio, will not request the Company to materially increase its allowance for loan losses. Although management believes that adequate specific and general loan loss allowances have been established, actual losses are dependent upon future events and, as such, further additions to the level of specific and general loan loss allowances may become necessary. The Company’s allowance for loan losses at December 31, 2007 is considered by management to be adequate.

The Company holds certain loans that are accounted for under Statement of Position 03-3, “Accounting for Certain Loans or Debt Securities Acquired in a Transfer” (“SOP 03-3”), which addresses accounting for differences between contractual cash flows and cash flows expected to be collected from an investor’s initial investment in loans or debt securities acquired in a transfer if those differences are attributable, at least in part, to credit quality. It includes loans acquired in purchase business combinations and applies to all nongovernmental entities. SOP 03-3 does not apply to loans originated by the Company. The Company’s assessment identified $5.9 million in acquired loans to which the application of the provisions of SOP 03-3 was required. As a result of the application of SOP 03-3, the Company recorded purchase accounting adjustments reflecting a reduction in loans of $2.0 million related to acquired impaired loans, thus reducing the carrying value of these loans to $3.9 million as of December 31, 2007. See Note 3 — Business Combinations to the consolidated financials statements.

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

The following tables set forth the composition of the Company’s securities portfolio by major category as of the indicated dates. The securities portfolio as of December 31, 2007, 2006, and 2005 has been categorized as either available-for-sale or held-to-maturity in accordance with SFAS No. 115.

	December 31, 2007
	Held-to-Maturity		Available-for-Sale		Total
							% of
	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized
	Cost	Value	Cost	Value	Cost	Value	Cost
	(Dollars in thousands)

U.S. Treasury and obligations of U.S. government-sponsored entities	$—	$—	$181,983	$183,613	$181,983	$183,613	23.59%
Obligations of states and political subdivisions	1,254	1,268	60,985	61,400	62,239	62,668	8.07
Mortgage-backed securities	36,347	35,644	383,633	379,040	419,980	414,684	54.44
Equity securities	—	—	85,139	65,979	85,139	65,979	11.04
Other bonds	—	—	22,095	20,849	22,095	20,849	2.86

Total	$37,601	$36,912	$733,835	$710,881	$771,436	$747,793	100.00%

	December 31, 2006
	Held-to-Maturity		Available-for-Sale		Total
							% of
	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized
	Cost	Value	Cost	Value	Cost	Value	Cost
	(Dollars in thousands)

U.S. Treasury and obligations of U.S. government-sponsored entities	$—	$—	$6,958	$6,958	$6,958	$6,958	1.08%
Obligations of states and political subdivisions	1,686	1,697	97,167	96,987	98,853	98,684	15.29
Mortgage-backed securities	44,245	42,990	444,392	434,108	488,637	477,098	75.56
Equity securities	—	—	41,131	41,521	41,131	41,521	6.36
Other bonds	—	—	11,034	10,407	11,034	10,407	1.71

Total	$45,931	$44,687	$600,682	$589,981	$646,613	$634,668	100.00%

	December 31, 2005
	Held-to-Maturity		Available-for-Sale		Total
							% of
	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized
	Cost	Value	Cost	Value	Cost	Value	Cost
	(Dollars in thousands)

U.S. Treasury and obligations of U.S. government-sponsored entities	$—	$—	$24,866	$24,719	$24,866	$24,719	3.27%
Obligations of states and political subdivisions	6,138	6,182	79,463	78,350	85,601	84,532	11.26
Mortgage-backed securities	53,313	52,150	521,896	511,312	575,209	563,462	75.66
Equity securities	—	—	63,574	62,930	63,574	62,930	8.36
Other bonds	—	—	11,054	10,626	11,054	10,626	1.45

Total	$59,451	$58,332	$700,853	$687,937	$760,304	$746,269	100.00%

As of December 31, 2007, the Company held no securities of a single issuer with a book value exceeding 10% of stockholders’ equity other than those of the U.S. Treasury or other U.S. government or government-sponsored entities.

The total fair value of the securities portfolio was $747.8 million as of December 31, 2007, or 96.9% of amortized cost. The total fair value of the securities portfolio was $634.7 million and $746.3 million as of December 31, 2006 and 2005, respectively.

Securities available-for-sale are carried at fair value, with related unrealized net gains or losses, net of deferred income taxes, recorded as an adjustment to equity capital. At December 31, 2007, unrealized losses on securities available-for-sale were $23.0 million, or $13.9 million net of taxes, compared to $10.7 million, or $6.3 million net of taxes, at December 31, 2006 due to the change in the interest rate environment as well as turbulent economic conditions impacting the credit markets in the second half of 2007. Of the $23.0 million, $19.2 million was related to perpetual preferred equity securities issued by FNMA and FHLMC which were rated AA- or better by either Moody’s or S&P at December 31, 2007 and 2006, and carry tax-equivalent yields averaging 8.22%. The unrealized losses on these securities increased significantly in late 2007, peaking in mid-November as a result of unfavorable economic news, mostly related to declines in the sub-prime mortgage market, the housing slump, and a series of major corrections in the marketplace. Both of these government-sponsored entities raised substantial new equity capital through the issuance of additional preferred stock in late 2007, which the Company believes shows investors’ confidence in the issuers’ strength, long-term viability and ability to fund dividends. Despite the period of time these securities have been impaired and the magnitude of the decline in value, the Company believes it is too soon as of December 31, 2007 to conclude that the unrealized losses are other-than-temporary in nature and further believes as of December 31, 2007 that the market fluctuations that precipitated the steep drop in values in late 2007 will reverse over time. The price performance of these securities subsequent to year-end 2007 has, however, been choppy. If a pattern of recovery does not appear in the near future, the Company would be required to recognize impairment losses. See Note 5 — Securities to the consolidated financial statements for more details on the Company’s securities portfolio. The securities portfolio has a low degree of inherent credit risk and does not contain any sub-prime or Alt-A mortgage-backed securities.

The Company’s securities available-for-sale portfolio increased $120.9 million, or 20.5%, in 2007 compared to 2006; $56.7 million in securities available-for-sale were acquired through the Northwest Suburban acquisition. Excluding those acquired, securities available-for-sale increased by $63.3 million in 2007 as cash from the sales of equity securities during the fourth quarter of 2006 was re-deployed. The Company also changed the mix of its securities portfolio through the sale of certain municipal bonds and mortgage-backed securities and the investment in higher-yielding U.S. government-sponsored entities during 2007. Set forth below is a summary of the change in the available-for-sale securities:

•	U.S. Treasury and obligations of U.S. government-sponsored entities increased by $176.7 million to $183.6 million, or 23.6% of the securities portfolio, at December 31, 2007 compared to $7.0 million at year end 2006.

•	U.S. government agency and government-sponsored entity mortgage-backed securities decreased 12.7%, or $55.1 million, from $434.1 million at December 31, 2006 to $379.0 million at December 31, 2007.

•	Equity securities increased $24.5 million to $66.0 million at December 31, 2007 from $41.5 million at December 31, 2006. Equity securities included capital securities of U.S. government-sponsored entities.

•	Obligations of state and political subdivisions decreased $35.6 million to $61.4 million at December 31, 2007 from $97.0 million at December 31, 2006.

•	Other bonds doubled to $20.8 million at December 31, 2007 compared to $10.4 million at December 31, 2006. Other bonds include high grade corporate bonds primarily issued by financial institutions.

Securities held-to-maturity decreased $8.3 million, or 18.1%, from $45.9 million at December 31, 2006 to $37.6 million at December 31, 2007, mainly due to paydowns on mortgage-backed securities.

There were no trading securities held at December 31, 2007 or December 31, 2006. When acquired, the Company holds trading securities and derivatives on a short-term basis based on market and liquidity conditions.

Investment Maturities and Yields

The following tables set forth the contractual or estimated maturities of the components of the Company’s securities portfolio as of December 31, 2007 and the weighted average yields. The table assumes estimated fair values for available-for-sale securities and amortized cost for held-to-maturity securities:

	Maturing
			After One But		After Five But
	Within One		Within		Within		After
	Year		Five Years		Ten Years		Ten Years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
	(Dollars in thousands)

Available- for-Sale-Securities:
U.S. Treasury and obligations of U.S. government-sponsored entities	$2,003	5.03%	$—	—%	$181,610	5.76%	$—	—%	$183,613	5.75%
Obligations of states and political subdivisions	142	3.59	1,867	3.79	43,556	3.74	15,835	4.07	61,400	3.83
Mortgage-backed securities	—	—	352,953	5.61	26,087	5.96	—	—	379,040	4.87
Equity securities(1)	—	—	—	—	—	—	65,979	5.71	65,979	5.71
Other bonds	—	—	—	—	10,370	4.46	10,479	6.49	20,849	5.50

Total	$2,145	4.93%	$354,820	5.60%	$261,623	5.39%	$92,293	5.52%	$710,881	5.10%

Held-to-Maturity Securities:
Obligations of states and political subdivisions	$—	—%	$452	4.31%	$802	3.84%	$—	—%	$1,254	4.01%
Mortgage-backed securities	—	—	5,682	5.37	30,665	4.98	—	—	36,347	5.04

Total	$—	—%	$6,134	5.30%	$31,467	4.95%	$—	—%	$37,601	5.00%

(1)	Equity securities, although they do not have a maturity date, are included in the after ten years column.

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

The following table sets forth the changes in deposits as of December 31, 2007 compared to December 31, 2006 with and excluding the deposits acquired through the Northwest Suburban acquisition.

					Excluding	Excluding
					Northwest	Northwest
				Northwest	Suburban	Suburban
	December 31,			Suburban	Acquisition	Acquisition
	2007	2006	$ Change	Acquisition(1)	$ Change	% Change
	(Dollars in thousands)

Noninterest-bearing demand	$321,317	$276,381	$44,936	$65,299	$(20,363)	(7.4)%

Interest-bearing demand	226,225	161,585	64,640	28,403	36,237	22.4
Money market	291,501	272,577	18,924	46,325	(27,401)	(10.1)
Savings	129,476	105,378	24,098	31,387	(7,289)	(6.9)
Certificates of deposit less than $100,000	866,770	721,578	145,192	80,967	64,225	8.9
Certificates of deposit over $100,000	622,859	420,311	202,548	218,279	(15,731)	(3.7)

Total interest-bearing deposits	2,136,831	1,681,429	455,402	405,361	50,041	3.0

Total deposits	$2,458,148	$1,957,810	$500,338	$470,660	$29,678	1.5%

(1)	Includes fair value adjustments.

Set forth below is a summary of the change in the Company’s deposits excluding those acquired through Northwest Suburban:

•	Deposits increased by $29.7 million, or 1.5%; noninterest-bearing deposits decreased by $20.4 million while interest-bearing deposits increased by $50.0 million.

•	Core deposits, which include noninterest-bearing demand, interest-bearing demand, money market, and savings deposits, decreased $18.8 million.

•	Certificates of deposits less than $100,000 increased 8.9% or $64.2 million.

•	Certificates of deposit over $100,000 decreased $15.7 million.

The following table sets forth the average amount of and the average rate paid on deposits by category for the indicated periods.

	Year Ended December 31,
	2007			2006			2005
	Average	Percent of		Average	Percent of		Average	Percent of
	Balance	Deposits	Rate	Balance	Deposits	Rate	Balance	Deposits	Rate
				(Dollars in thousands)

Noninterest-bearing demand deposits	$274,819	12.90%	0.00%	$220,706	12.23%	0.00%	$154,180	10.28%	0.00%
Interest-bearing demand deposits	182,276	8.55	1.85	150,503	8.34	1.17	176,355	11.75	1.22
Savings and money market accounts	386,722	18.15	2.57	346,933	19.23	2.18	347,792	23.18	1.64
Time Deposits:
Certificates of deposit, less than $100,000(1)	761,698	35.74	4.87	747,676	41.44	4.20	747,611	49.83	3.19
Certificates of deposit, over $100,000(1)	525,649	24.66	5.00	326,516	18.10	4.99	60,405	4.03	3.23
Public funds	—	—	—	11,703	0.65	4.54	13,943	0.93	3.14

Total time deposits	1,287,347	60.40	4.92	1,085,895	60.19	4.44	821,960	54.79	3.19

Total deposits	$2,131,164	100.00%	3.60%	$1,804,037	100.00%	3.19%	$1,500,286	100.00%	2.27%

(1)	Certificates of deposit exclusive of public funds.

The following table summarizes the maturity distribution of certificates of deposit in amounts of $100,000 or more as of the dates indicated. These deposits have been made by individuals, businesses, and public and other not-for-profit entities, most of which are located within the Company’s market area.

	December 31,
	2007	2006	2005
	(In thousands)

Three months or less	$308,259	$271,994	$131,607
Over three months through six months	241,765	63,168	29,278
Over six months through twelve months	230,985	160,478	74,054
Over twelve months	75,598	58,020	11,848

Total	$856,607	$553,660	$246,787

Borrowings

The following table summarizes the Company’s borrowings as of the dates indicated.

	December 31,
	2007	2006	2005
	(In thousands)

Federal funds purchased	$81,000	$66,000	$68,000
Securities sold under agreements to repurchase	283,400	201,079	264,808
Notes payable	72,500	—	—
Junior subordinated debentures	60,724	65,812	55,672
FHLB advances	323,439	319,883	150,000

Total	$821,063	$652,774	$538,480

The increase in borrowings at December 31, 2007 reflects the funding needs the Company experienced during the year to fund asset growth as well as to fund the cash requirement for the Northwest Suburban acquisition.

The Company’s borrowings include overnight federal funds purchased, securities sold under agreements to repurchase, FHLB advances, junior subordinated debentures, and commercial bank notes payable. The following tables set forth categories and the balances of the Company’s borrowings for the periods indicated.

	Year Ended December 31,
	2007	2006	2005
	(Dollars in thousands)

Federal funds purchased:
Balance at end of year	$81,000	$66,000	$68,000
Weighted average interest rate at end of year	4.15%	5.30%	4.26%
Maximum amount outstanding(1)	$109,000	$95,000	$73,000
Average amount outstanding	35,630	29,474	27,888
Weighted average interest rate during year(2)	5.13%	5.18%	3.64%

(1)	Based on amounts outstanding at each month end during the year.

(2)	During 2006 and 2005, there were four and eight increases, respectively, in the federal funds target rate.

	Year Ended December 31,
	2007	2006	2005
	(Dollars in thousands)

Securities sold under repurchase agreements:
Balance at end of year	$283,400	$201,079	$264,808
Weighted average interest rate at end of year	4.21%	4.40%	3.83%
Maximum amount outstanding(1)	$317,118	$294,599	$264,808
Average amount outstanding	268,639	226,369	204,438
Weighted average interest rate during year	4.21%	4.59%	3.04%

(1)	Based on amount outstanding at month end during each year.

The Bank is a member of the FHLB. Membership requirements include common stock ownership in the FHLB. At December 31, 2007, the FHLB advances have various call provisions ranging from three months to one year. The Company acquired $3.5 million in FHLB advances in the Northwest Suburban acquisition. The Bank is currently in compliance with the FHLB’s membership requirements.

The following table sets forth categories and the balances of the Company’s FHLB advances as of the indicated dates or for the indicated periods.

	Year Ended December 31,
	2007	2006	2005
	(Dollars in thousands)

FHLB advances:
Balance at end of year	$323,439	$319,883	$150,000
Weighted average interest rate at end of year	4.49%	4.54%	3.48%
Maximum amount outstanding(1)	$323,439	$319,883	$150,000
Average amount outstanding	317,232	228,811	134,194
Weighted average interest rate during year	4.66%	4.29%	4.25%

(1)	Based on amount outstanding at month end during each year.

The following table sets forth categories and balances of the Company’s notes payable from correspondent banks as of the indicated dates or for the indicated periods.

	Year Ended December 31,
	2007	2006	2005
	(Dollars in thousands)

Notes payable:
Balance at end of year	$72,500	$—	$—
Weighted average interest rate at end of year	6.63%	—%	—%
Maximum amount outstanding(1)	$92,500	$—	$2,000
Average amount outstanding	21,212	—	202
Weighted average interest rate during year	6.46%	—%	4.33%

(1)	Based on amount outstanding at month end during each year.

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

At December 31, 2007, the Company had $60.7 million in junior subordinated debentures owed to unconsolidated trusts that were formed to issue trust preferred securities.

The following table details the unconsolidated trusts and their common and trust preferred securities:

		December 31,
		2007	2006		Mandatory	Optional
Issuer	Issue Date	Amount	Amount	Rate	Redemption Date	Redemption Date
		(In thousands)

MBHI Capital Trust II	October 29, 2002	$—	$15,464	LIBOR+3.45%	November 7, 2032	November 7, 2007
MBHI Capital Trust III	December 19, 2003	9,279	9,279	LIBOR+3.00%	December 30, 2033	December 30, 2008
MBHI Capital Trust IV	December 19, 2003	10,310	10,310	LIBOR+2.85%	January 23, 2034	January 23, 2009
MBHI Capital Trust V	June 7, 2005	20,619	20,619	LIBOR+1.77%	June 15, 2035	June 15, 2010
Royal Capital Trust I	April 30, 2004	10,206	10,140	6.62% until July 23, 2009; then LIBOR+2.75%	July 23, 2034	July 23, 2009
Northwest Suburban Capital Trust I	May 18, 2004	10,310	—	LIBOR+2.70%	July 23, 2034	July 23, 2009

Total		$60,724	$65,812

During 2007, the Company acquired $10.3 million in junior subordinated debentures at LIBOR plus 2.70% through the acquisition of Northwest Suburban effective October 1, 2007 and redeemed $15.5 million in junior subordinated debentures at LIBOR plus 3.45% on November 7, 2007.

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

The following tables set forth the Company’s capital ratios as of the indicated dates.

	Risk-Based Capital Ratios December 31,
	2007		2006		2005
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)

Tier 1 capital to risk-weighted assets	$258,862	9.21%	$266,753	11.92%	$274,408	16.97%
Tier 1 capital minimum requirement	112,457	4.00	89,492	4.00	64,691	4.00
Total capital to risk-weighted assets	285,843	10.17	290,158	12.97	292,168	18.07
Total capital minimum requirements	224,914	8.00	178,984	8.00	129,381	8.00
Total risk-weighted assets	2,811,423		2,237,305		1,617,267

In October 2007, the Company issued 3.7 million shares of common stock as a result of the Northwest Suburban acquisition increasing capital by $55.1 million. In December 2007, the Company issued 1,725,000 depositary shares each representing 1/100th of a share of its Series A noncumulative redeemable convertible perpetual preferred stock at $25.00 per share through a public offering raising net new equity capital of $41.4 million.

In July 2006, the Company issued 2.9 million shares of common stock as a result of the Royal American acquisition increasing capital by $63.8 million. In August 2005, the Company issued 3.5 million new common shares through a public offering raising a net amount of new capital of $67.9 million.

The Company includes $59.0 million for 2007, $64.0 million for 2006, and $54.0 million for 2005 of trust preferred securities in Tier I capital based on regulatory limitations. During 2007, the Company acquired $10.3 million in junior subordinated debentures at LIBOR plus 2.70% through the acquisition of Northwest Suburban effective October 1, 2007 and redeemed $15.5 million in junior subordinated debentures at LIBOR plus 3.45% on November 7, 2007.

Liquidity

The Company manages its liquidity position with the objective of maintaining access to sufficient funds to respond to the needs of depositors and borrowers and to take advantage of earnings enhancement opportunities. At December 31, 2007, the Company had cash and cash equivalents of $84.5 million. In addition to the normal inflow of funds from its securities portfolio, and repayments and maturities of loans and securities, the Company utilizes other short-term, intermediate-term and long-term funding sources such as securities sold under agreements to repurchase, overnight funds purchased from correspondent banks.

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

The Company classifies the majority of its securities as available-for-sale, thereby maintaining significant liquidity. Certain available-for-sale securities were temporarily impaired at December 31, 2007, primarily due to changes in interest rates as well as current economic conditions that appear to be cyclical in nature. The Company has both the intent and ability to hold each of the temporarily impaired securities for the time necessary to recover its amortized cost. See the “Securities” section and “Risk Factors” for more details. The Company’s liquidity position is further enhanced by the structuring of a majority of its loan portfolio interest payments as monthly and also by the representation of residential mortgage loans in the Company’s loan portfolio.

The Company’s cash flows are composed of three classifications: cash flows from operating activities, cash flows from investing activities, and cash flows from financing activities. See Statement of Cash Flows in the Consolidated Financial Statements.

Contractual Obligations, Commitments, and Off-Balance Sheet Arrangements

	December 31, 2007
	Payments Due By Period
	Within			After
	1 Year	2-3 Years	4-5 Years	5 Years	Other(1)	Total
	(In thousands)

Deposits without a stated maturity	$968,519	$—	$—	$—	$—	$968,519
Consumer and brokered certificates of deposits	1,372,625	93,470	23,534	—	—	1,489,629
Securities sold under agreements to repurchase	—	—	—	283,400	—	283,400
FHLB advances	3,500	104,939	25,000	190,000	—	323,439
Junior subordinated debentures	—	—	—	60,724	—	60,724
Notes payable	2,500	70,000	—	—	—	72,500
Operating leases	1,206	1,706	1,024	3,204	—	7,140
FIN 48 liability	—	—	—	—	769	769

Total contractual cash obligations	$2,348,350	$270,115	$49,558	$537,328	$769	$3,206,120

(1)	Duration of liability in not determinable.

The following table details the amounts and expected maturities of significant commitments as of December 31, 2007.

	Amount of Commitment Expiration Per Period
	Within			After
	1 Year	2-3 Years	4-5 Years	5 Years	Total
	(In thousands)

Lines of Credit:
Commercial real estate	$172,355	$33,859	$11,907	$307	$218,428
Consumer real estate	42,943	30,395	42,725	49,444	165,507
Consumer	—	—	—	2,213	2,213
Commercial	259,149	6,120	1,467	2,867	269,603
Letters of credit	39,873	23,496	2,602	—	65,971
Commitments to extend credit	97,365	—	—	—	97,365

Total commitments	$611,685	$93,870	$58,701	$54,831	$819,087

Asset/Liability Management

The business of the Company and the composition of its consolidated balance sheet consist of investments in interest-earning assets (primarily loans, mortgage-backed securities, and other securities) that are primarily funded by interest-bearing liabilities (deposits and borrowings). All of the financial instruments of the Company as of December 31, 2007 were held for other-than-trading purposes. Such financial instruments have varying levels of sensitivity to changes in market rates of interest. The Company’s net interest income is dependent on the amounts of and yields on its interest-earning assets as compared to the amounts of and rates on its interest-bearing liabilities. Net interest income is therefore sensitive to changes in market rates of interest.

The Company’s asset/liability management strategy is to maximize net interest income while limiting exposure to risks associated with changes in interest rates. This strategy is implemented by the Company’s ongoing analysis and management of its interest rate risk. A principal function of asset/liability management is to coordinate the levels of interest-sensitive assets and liabilities to manage net interest income fluctuations within limits in times of fluctuating market interest rates.

Interest rate risk results when the maturity or repricing intervals and interest rate indices of the interest-earning assets, interest-bearing liabilities, and off-balance-sheet financial instruments are different, thus creating a risk that will result in disproportionate changes in the value of and the net earnings generated from the Company’s interest-earning assets, interest-bearing liabilities, and off-balance-sheet financial instruments. The Company’s exposure to interest rate risk is managed primarily through the Company’s strategy of selecting the types and terms of interest-earning assets and interest-bearing liabilities that generate favorable earnings while limiting the potential negative effects of changes in market interest rates. Because the Company’s primary source of interest-bearing liabilities is customer deposits, the Company’s ability to manage the types and terms of such deposits may be somewhat limited by customer maturity preferences in the market areas in which the Company operates. Over the past few years, several hundred new bank branches have opened in the Company’s marketplace. Deposit pricing is competitive with promotional rates frequently offered by competitors. Ongoing competition for core and time deposits are driving up yields paid. Borrowings, which include FHLB advances, short-term borrowings, and long-term borrowings, are generally structured with specific terms which, in management’s judgment, when aggregated with the terms for outstanding deposits and matched with interest-earning assets, reduce the Company’s exposure to interest rate risk. The rates, terms, and interest rate indices of the Company’s interest-earning assets result primarily from the Company’s strategy of investing in securities and loans (a substantial portion of which have adjustable rates). This permits the Company to limit its exposure to interest rate risk, together with credit risk, while at the same time achieving a positive interest rate spread from the difference between the income earned on interest-earning assets and the cost of interest-bearing liabilities.

Management uses a duration model for the Bank’s internal asset/liability management. The model uses cash flows and repricing information from loans and certificates of deposit, plus repricing assumptions on products without specific repricing dates (e.g., savings and interest-bearing demand deposits), to calculate the durations of the Bank’s assets and liabilities. Securities are stress tested, and the theoretical changes in cash flow are key elements of the Company’s model. The model also projects the effect on the Company’s earnings and theoretical value for a change in interest rates. The model computes the duration of the Bank’s rate sensitive assets and liabilities, a theoretical market value of the Bank’s rate sensitive assets and liabilities and the effects of rate changes on the Bank’s earnings and market value. The Bank’s exposure to interest rates is reviewed on a monthly basis by senior management and the Company’s Board of Directors.

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

The Company performs a net interest income analysis as part of its asset/liability management practices. Net interest income analysis measures the change in net interest income in the event of hypothetical changes in interest rates. This analysis assesses the risk of change in net interest income in the event of sudden and sustained 1.0% and 2.0% increases and decreases in market interest rates. The tables below present the Company’s projected changes in net interest income for the various rate shock levels at December 31, 2007 and December 31, 2006, respectively.

	Change in Net Interest Income Over One Year Horizon
					Guideline
	December 31, 2007		December 31, 2006		Maximum
	Dollar	%	Dollar	%	%
	Change	Change	Change	Change	Change
	(Dollars in thousands)

+200 bp	$(2,161)	(2.36)%	$(3,172)	(4.00)%	(10.0)%
+100 bp	694	0.76	(1,683)	(2.12)	(10.0)
−100 bp	(225)	(0.25)	1,410	1.78	(10.0)
−200 bp	(3,507)	(3.83)	(1,511)	(1.90)	(10.0)

As shown above, at December 31, 2007, the effect of an immediate 200 basis point increase in interest rates would decrease the Company’s net interest income by 2.36%, or $2.2 million. The effect of an immediate 200 basis point reduction in rates would decrease the Company’s net interest income by 3.83%, or $3.5 million. Overall net interest income sensitivity remains within the Company’s and recommended regulatory guidelines.

The changes in the Company’s net interest income sensitivity were due, in large part, to the prudent addition of optionality on both sides of the balance sheet. The changes in net interest income over the one year horizon for December 31, 2007 under the 1.0% and 2.0% increases and decreases in market interest rates scenarios are reflective of this optionality. In a rising rate environment, the callable U.S. government-sponsored entity debentures in the securities portfolio would remain at a fixed-rate of return as fundings costs rise. Conversely, if interest rates decline, these securities would be called and the proceeds would be re-invested at lower levels. Similarly, a managed amount of structured borrowings has been added to the wholesale funding position, which added volatility to net interest income. The Company believes it manages such volatility to acceptable levels and is being appropriately compensated for the additional risk. During much of 2006 and 2007, the competitive landscape of banking in Chicago resulted in certificate of deposit pricing that management believed to be significantly above-market. Rather than compete for higher-cost retail certificates of deposit, management chose to pursue funding opportunities in the wholesale markets. These opportunities were not only lower in cost, but allowed the Company to more precisely manage the rate and term structure of its funding liabilities. Throughout 2007, the Company continued to selectively offer special promotions to attract retail deposits as needed.

The Company does not have any sub-prime or Alt-A mortgage-backed securities in its securities portfolio nor does it have any sub-prime loans.

“Gap” analysis is used to determine the repricing characteristics of the Company’s assets and liabilities. The following table sets forth the interest rate sensitivity of the Company’s assets and liabilities as of December 31,

2007, and provides the repricing dates of the Company’s interest-earning assets and interest-bearing liabilities as of that date, as well as the Company’s interest rate sensitivity gap percentages for the periods presented.

	0-3	4-12		Over
	Months	Months	1-5 Years	5 Years	Total
	(Dollars in thousands)

INTEREST-EARNING ASSETS:
Federal funds sold and other short-term investments	$14,388	$—	$—	$—	$14,388
Securities available-for-sale, at fair value	169,773	316,093	92,880	132,135	710,881
Securities held-to-maturity, at amortized cost	11,168	16,809	8,859	765	37,601
Federal Reserve Bank and Federal Home Loan Bank stock	—	—	—	29,264	29,264
Loans	1,228,939	321,179	761,162	163,047	2,474,327

Total interest-earning assets	$1,424,268	$654,081	$862,901	$325,211	$3,266,461

INTEREST-BEARING LIABILITIES:
Interest-bearing demand deposits	$20,360	$61,081	$144,784	$—	$226,225
Money market deposits	26,235	78,705	186,561	—	291,501
Savings deposits	11,653	34,959	82,864	—	129,476
Time deposits	510,367	863,362	115,900	—	1,489,629

Total interest-bearing deposits	568,615	1,038,107	530,109	—	2,136,831

Federal funds purchased	81,000	—	—	—	81,000
Securities sold under agreements to repurchase	35,000	—	—	248,400	283,400
Advances from the Federal Home Loan Bank	3,500	50,000	129,939	140,000	323,439
Junior subordinated debentures	50,518	—	10,206	—	60,724
Notes payable	72,500	—	—	—	72,500

Total borrowings	242,518	50,000	140,145	388,400	821,063

Total interest-bearing liabilities	$811,133	$1,088,107	$670,254	$388,400	$2,957,894

Interest sensitivity gap	$613,135	$(434,026)	$192,647	$(63,189)	$308,567
Cumulative interest sensitivity gap	$613,135	$179,109	$371,756	$308,567
Interest sensitivity gap to total assets	16.60%	(11.75)%	5.22%	(1.71)%
Cumulative interest sensitivity gap to total assets	16.60%	4.85%	10.07%	8.36%

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

Mortgage-backed securities, including adjustable rate mortgage pools, are included in the above table based on their estimated principal paydowns obtained from outside analytical sources. Loans are included in the above table based on contractual maturity or contractual repricing dates. Deposits are based on management’s analysis of industry trends and customer behavior.

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

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, an evaluation was performed under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Accounting Officer of the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)). Based on that evaluation, the Chief Executive Officer and the Chief Accounting Officer have concluded that the Company’s disclosure controls and procedures as of December 31, 2007 are effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms and such information is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosure.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2007. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. Based on management’s assessment, it determined that, as of December 31, 2007, the Company’s internal control over financial reporting is effective based on those criteria.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2007, has been audited by PricewaterhouseCoopers LLP, the independent registered public accounting firm who also audited the Company’s consolidated financial statements, as stated in their report included under Item 8.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors and Executive Officers of the Registrant

Information regarding directors of the Company is included in the Company’s Proxy Statement for its 2008 Annual Meeting of Stockholders (the “Proxy Statement”) under the heading “Election of Directors” and the information included therein is incorporated herein by reference. Information regarding the executive officers of the Company is included in Item 1. Business of this report.

Information regarding compliance with the reporting requirements of Section 16(a) of the Securities Exchange Act of 1934 by the Company’s directors and certain officers, and certain other owners of the Company’s common stock is included in the Proxy Statement under the heading “Section 16(a) Beneficial Ownership Compliance” and the information included therein is incorporated herein by reference.

Information regarding the Company’s director nomination procedures is included in the Proxy Statement under the heading “Director Nomination Procedures” and the information included therein is incorporated herein by reference.

Information regarding the Company’s audit committee is included in the Proxy Statement under the heading “Audit Committee” and the information included therein is incorporated herein by reference.

Information regarding the Company’s Code of Business and Conduct and Ethics is included in the Proxy Statement under the heading “Code of Business and Conduct and Ethics” and the information included therein is incorporated herein by reference.

Item 11.	Executive Compensation

Information regarding compensation of executive officers and directors, compensation committee, and compensation committee interlocks, are included in the Proxy Statement under the headings “Directors’ Compensation,” “Executive Compensation,” “Compensation Committee Report,” and “Compensation Committee Interlocks and Insider Participation” and the information included therein is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information regarding the equity compensation plan and security ownership of certain beneficial owners and management are included in the Proxy Statement under the heading “Equity Compensation Plan Information” and “Security Ownership of Certain Beneficial Owners,” and the information included therein is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions

Information regarding certain relationships and related transactions and the independence of the Company’s directors under its director independence standards are included in the Proxy Statement under the heading “Transactions with Certain Related Persons” and “Director Independence,” and the information included therein is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services

Information regarding principal accountant fees and services is included in the Proxy Statement under the heading “Independent Accountant,” and the information included therein is incorporated herein by reference.

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

(a) (3) Exhibits

The following exhibits are either filed as part of this report or are incorporated herein by reference:

2.1		Agreement and Plan of Merger, dated as of March 22, 2007, by and between Midwest Banc Holdings, Inc. and Northwest Suburban Bancorp., Inc. (incorporated by reference to Registrant’s Report on Form 8-K filed March 23, 2007, File No. 001-13735).
3.1		Amended and Restated Certificate of Incorporation, as amended (incorporated by reference to Registrant’s Form 10-Q for the quarter ended September 30, 2007, File No. 001-13735).
3	.1.1	Certificate of Designation for the Series A Preferred Stock (incorporated by reference to Registrant’s Report on Form 8-K filed December 7, 2007, File No. 001-13735).
3	.1.2	Deposit Agreement, dated December 5, 2007, among the Registrant, Illinois Stock Transfer Company and the holders from time to time of the Depositary Receipts issued pursuant to the Deposit Agreement (incorporated by reference to Registrant’s Report on Form 8-K filed December 7, 2007, File No. 001-13735).
3.2		Amended and Restated By-laws, filed September 27, 2005 (incorporated by reference to Registrant’s Report on Form 8-K filed December 14, 2007, File No. 001-13735).
4.1		Specimen Common Stock Certificate (incorporated by reference to Registrant’s Registration Statement on Form S-1, Registration No. 333-42827).
4	.1.1	Form of Certificate for the Preferred Stock (incorporated by reference to Registrant’s Report on Form 8-K filed December 7, 2007, File No. 001-13735).
4	.1.2	Form of Depositary Receipt for the Depositary Shares (incorporated by reference to Registrant’s Report on Form 8-K filed December 7, 2007, File No. 001-13735).
4.2		Certain instruments defining the rights of the holders of long-term debt of the Company and certain of its subsidiaries, none of which authorize a total amount of indebtedness in excess of 10% of the total assets of the Company and its subsidiaries on a consolidated basis, have not been filed as Exhibits. The Company hereby agrees to furnish a copy of any of these agreements to the SEC upon request.
*10	.1	Midwest Banc Holdings, Inc. Stock and Incentive Plan (incorporated by reference to Registrant’s Form 10-K for the year ended December 31, 2006, File No. 001-13735).
*10	.4	Form of Transitional Employment Agreements (incorporated by reference to Registrant’s Registration Statement on Form S-1, Registration No. 333-42827).
10.5		Lease dated as of December 24, 1958, between Western National Bank of Cicero and Midwest Bank and Trust Company, as amended (incorporated by reference to Registrant’s Registration Statement on Form S-1, Registration No. 333-42827).
10.6		Britannica Centre Lease, dated as of May 1, 1994, between Chicago Title and Trust Company, as Trustee under Trust Agreement dated November 2, 1977 and known as Trust No. 1070932 and Midwest Bank and Trust Company (incorporated by reference to Registrant’s Registration Statement on Form S-1, Registration No. 333-42827).
10.7		Lease dated as of March 20, 1996 between Grove Lodge No. 824 Ancient Free and Accepted Masons and Midwest Bank of Hinsdale (incorporated by reference to Registrant’s Registration Statement on Form S-1, Registration No. 333-42827).

10.8		Office Lease, undated, between Grove Lodge No. 824 Ancient Free and Accepted Masons and Midwest Bank of Hinsdale (incorporated by reference to Registrant’s Registration Statement on Form S-1, Registration No. 333-42827).
*10	.15	Form of 2001 Supplemental Executive Retirement Agreement (incorporated by reference to Registrant’s Form 10-Q for the quarter ended September 30, 2001, File No. 001-13735).
*10	.16	Form of Transitional Employment Agreement (Executive Officer Group) (incorporated by reference to Registrant’s Form 10-Q for the quarter ended September 30, 2001, File No. 001-13735).
*10	.17	Form of Restricted Stock Award Agreement for Officers, Restricted Stock Grant Notice for Officers, Incentive and Nonqualified Stock Options Award Agreements, and Stock Option Grant Notice for Officers (incorporated by reference to Registrant’s Report on Form 8-K filed August 29, 2005, File No. 001-13735).
*10	.18	Form of 2005 Supplemental Executive Retirement Agreement (incorporated by reference to Registrant’s Report on Form 8-K filed October 28, 2005, File No. 001-13735).
*10	.19	Form of Restricted Stock Award Agreement for Non-employee Directors and Restricted Stock Grant Notice for Non-employee Directors (incorporated by reference to Registrant’s Report on Form 8-K filed October 28, 2005, File No. 001-13735).
10.21		Lease dated as of April 29, 1976, between Joseph C. and Grace Ann Sanfilippo and Fairfield Savings and Loan Association, as amended (incorporated by reference to Registrant’s Form 10-K for the year ended December 31, 2003, File No. 001-13735).
10.22		Lease dated as of August 28, 2002 between Glen Oak Plaza and Midwest Bank and Trust Company (incorporated by reference to Registrant’s Form 10-K for the year ended December 31, 2003, File No. 001-13735).
10.24		Loan Agreement as of April 4, 2007, between the Company and M&I Marshall & Ilsley Bank (incorporated by reference to Registrant’s Report on Form 8-K filed April 6, 2007, File No. 001-13735).
*10	.25	Employment Agreement as of September 28, 2004 between the Company and the Chief Executive Officer (incorporated by reference to Registrant’s Form 10-Q for the quarter ended September 30, 2004, File No. 001-13735).
*10	.27	Midwest Banc Holdings, Inc. Severance Policy as of June 28, 2005 (incorporated by reference to Registrant’s Form 8-K dated June 28, 2005, File No. 001-13735).
10.29		Midwest Banc Holdings, Inc. Directors Deferred Compensation Plan (incorporated by reference to Registrant’s Report on Form 8-K filed December 16, 2005, File No. 001-13735).
*10	.30	Amendment to Employment Agreement as of September 28, 2004 between the Company and the Chief Executive Officer (incorporated by reference to Registrant’s Report on Form 8-K filed March 24, 2006, File No. 001-13735).
*10	.31	Amended and Restated Employment Agreement dated February 8, 2006 by and between Royal American Bank and Jay Fritz, assumed by the Company as of July 1, 2006 (incorporated by reference to Registrant’s Report on Form 8-K filed July 7, 2006, File No. 001-13735).
10.32		Lease dated April 1, 1993, by and between Royal American Bank and LaSalle National Trust, N.A., as amended, assumed by the Company as of July 1, 2006 (incorporated by reference to Registrant’s Form 10-Q for the quarter ended September 30, 2006, File No. 001-13735).
10.33		Lease dated April 19, 1993 by and between Royal American Bank and Hamilton Forsythe 1000 Tower Lane LLC, successor-in-interest to Bensenville Office Venture, as amended, assumed by the Company as of July 1, 2006 (incorporated by reference to Registrant’s Form 10-Q for the quarter ended September 30, 2006, File No. 001-13735).
10.34		Sublease dated January 31, 2006 by and between Royal American Bank and JPMorgan Chase Bank, National Association, assumed by the Company as of July 1, 2006 (incorporated by reference to Registrant’s Form 10-Q for the quarter ended September 30, 2006, File No. 001-13735).
10.35		Lease dated January 20, 2006 by and between Royal American Bank and MEG Associates Limited Partnership, assumed by the Company as of July 1, 2006 (incorporated by reference to Registrant’s Form 10-Q for the quarter ended September 30, 2006, File No. 001-13735).

10.36		Lease dated October 28, 1996 by and between Royal American Bank and Tiffany Pointe, Inc./Marquette Bank, as amended, assumed by the Company as of July 1, 2006 (incorporated by reference to Registrant’s Form 10-Q for the quarter ended September 30, 2006, File No. 001-13735).
10.37		Lease dated September 24, 1999, by and between Royal American Bank and Moats Office Properties, Inc., as amended, assumed by the Company as of July 1, 2006 (incorporated by reference to Registrant’s Form 10-Q for the quarter ended September 30, 2006, File No. 001-13735).
10.38		Lease dated July 14, 2006 by and between Midwest Bank and Trust Company and William C. Moran (incorporated by reference to Registrant’s Form 10-Q for the quarter ended September 30, 2006, File No. 001-13735).
*10	.39	First Amendment to the Form of 2001 Supplemental Executive Retirement Agreement (incorporated by reference to Registrant’s Report on Form 8-K filed October 28, 2005, File No. 001-13735).
*10	.40	Second Amendment to the Form of 2001 Supplemental Executive Retirement Agreement (incorporated by reference to Registrant’s Form 10-Q for the quarter ended September 30, 2006, File No. 001-13735).
*10	.41	Form of 2006 Supplemental Executive Retirement Agreement (incorporated by reference to Registrant’s Form 10-Q for the quarter ended September 30, 2006, File No. 001-13735).
*10	.42	First Amendment to the Form of 2005 Supplemental Executive Retirement Agreement (incorporated by reference to Registrant’s Form 10-Q for the quarter ended September 30, 2006, File No. 001-13735).
10.43		Lease dated November 9, 2005 by and between Midwest Bank and Trust Company and Crossings Commercial, LLC (incorporated by reference to Registrant’s Form 10-Q for the quarter ended September 30, 2006, File No. 001-13735).
10.44		Lease dated August 17, 2005 by and between Royal American Bank and L.F.A.J.J. Partners, LLC, assumed by the Company as of July 1, 2006 (incorporated by reference to Registrant’s Form 10-Q for the quarter ended March 31, 2007, File No. 001-13735).
10.45		Loan Agreement dated as of September 28, 2007 and amendment of loan agreement dated April 4, 2007, between the Company and M&I Marshall & Ilsley Bank (incorporated by reference to Registrant’s Report on Form 8-K filed October 1, 2007, File No. 001-13735).
*10	.46	Form of 2007 Transitional Employment Agreement (incorporated by reference to Registrant’s Report on Form 8-K filed October 1, 2007, File No. 001-13735).
*10	.47	Form of 2007 Supplemental Executive Retirement Agreement (incorporated by reference to Registrant’s Report on Form 8-K filed October 1, 2007, File No. 001-13735).
*10	.48	First Amendment to the Midwest Banc Holdings, Inc. Stock and Incentive Plan (incorporated by reference to Registrant’s Report on Form 8-K filed October 1, 2007, File No. 001-13735).
10.49		Lease dated December 27, 2007 by and between Midwest Bank and Trust Company and George Garner and Barbara Garner.
*10	.50	Mutual Agreement RE Severance and Retirement dated January 14, 2008 between the Company and John Eilering.
21.1		Subsidiaries.
23.1		Consent of PricewaterhouseCoopers LLP.
31.1		Rule 13a-14(a) Certification of Principal Executive Officer.
31.2		Rule 13a-14(a) Certification of Principal Financial Officer.
32.1		Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, from the Company’s Chief Executive Officer and Chief Accounting Officer.

*	Indicates management contracts or compensatory plans or arrangements required to be filed as an exhibit.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Midwest Banc Holdings, Inc.

By:	/s/ James J. Giancola
James J. Giancola
President and Chief Executive Officer

Date: March 14, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Each person whose signature appears below constitutes and appoints James J. Giancola and Jan R. Thiry his true and law attorneys-in-fact and agents, each acting alone, with full powers of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any or all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in order to effectuate the filing of such report, as fully for all intents and purposes as he might or could do in person, thereby ratifying and confirming all that said attorneys-in-fact and agents, and each of them, or his substitutes, may lawfully do or cause to be done by virtue hereof.

Signature	Title	Date

/s/ Homer J. Livingston, Jr. Homer J. Livingston, Jr.	Chairman of the Board, Director	March 14, 2008

/s/ James J. Giancola James J. Giancola	President, Chief Executive Officer, and Director	March 14, 2008

/s/ Angelo A. DiPaolo Angelo A. DiPaolo	Director	March 14, 2008

/s/ Barry I. Forrester Barry I. Forrester	Director	March 14, 2008

/s/ Robert J. Genetski Robert J. Genetski	Director	March 14, 2008

/s/ Gerald F. Hartley Gerald F. Hartley	Director	March 14, 2008

/s/ J. J. Fritz J. J. Fritz	Executive Vice President and Director	March 14, 2008

Signature	Title	Date

/s/ Dennis M. O’Hara Dennis M. O’Hara	Director	March 14, 2008

/s/ Joseph Rizza Joseph Rizza	Director	March 14, 2008

/s/ Thomas A. Rosenquist Thomas A. Rosenquist	Director	March 14, 2008

/s/ E.V. Silveri E.V. Silveri	Director	March 14, 2008

/s/ Kenneth Velo Kenneth Velo	Director	March 14, 2008

/s/ Leon Wolin Leon Wolin	Director	March 14, 2008

/s/ Jan R. Thiry Jan R. Thiry	Senior Vice President and Chief Accounting Officer	March 14, 2008

MIDWEST BANC HOLDINGS, INC.

CONSOLIDATED FINANCIAL STATEMENTS
CONTENTS

MIDWEST BANC HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2007	2006
	(In thousands, except share and per share data)

ASSETS
Cash	$70,111	$91,630
Federal funds sold and other short-term investments	14,388	8,902

Total cash and cash equivalents	84,499	100,532
Securities available-for-sale, at fair value	710,881	589,981
Securities held-to-maturity, at amortized cost (fair value: $36,912 at December 31, 2007 and $44,687 at December 31, 2006).	37,601	45,931

Total securities	748,482	635,912
Federal Reserve Bank and Federal Home Loan Bank stock, at cost	29,264	23,592
Loans held for sale	—	2,672
Loans	2,474,327	1,946,816
Allowance for loan losses	(26,748)	(23,229)

Net loans	2,447,579	1,923,587
Cash surrender value of life insurance	81,166	65,220
Premises and equipment, net	41,821	21,960
Foreclosed properties	2,220	2,640
Core deposit and other intangibles, net	17,044	11,273
Goodwill	160,407	79,488
Other assets	80,300	75,170

Total assets	$3,692,782	$2,942,046

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Deposits
Noninterest-bearing	$321,317	$276,381
Interest-bearing	2,136,831	1,681,429

Total deposits	2,458,148	1,957,810
Federal funds purchased	81,000	66,000
Securities sold under agreements to repurchase	283,400	201,079
Advances from the Federal Home Loan Bank	323,439	319,883
Junior subordinated debentures	60,724	65,812
Notes payable	72,500	—
Due to broker	1,539	—
Other liabilities	36,868	44,220

Total liabilities	3,317,618	2,654,804

Commitments and contingencies (see note 19)
Stockholders’ Equity
Preferred stock, $0.01 par value, $2,500 liquidation preference, 1,000,000 shares authorized; 17,250 shares issued and outstanding at December 31, 2007 and none issued at December 31, 2006	—	—
Common stock, $0.01 par value, 64,000,000 shares authorized; 29,275,687 shares issued and 27,803,794 outstanding at December 31, 2007 and 25,504,095 shares issued and 24,663,417 outstanding at December 31, 2006	293	255
Additional paid-in capital	300,762	200,797
Retained earnings	102,762	97,807
Accumulated other comprehensive loss	(13,917)	(6,273)
Treasury stock, at cost (1,471,893 shares at December 31, 2007 and 840,678 shares at December 31, 2006)	(14,736)	(5,344)

Total stockholders’ equity	375,164	287,242

Total liabilities and stockholders’ equity	$3,692,782	$2,942,046

See accompanying notes to consolidated financial statements.

MIDWEST BANC HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31,
	2007	2006	2005
	(In thousands, except per share data)

Interest income
Loans	$155,044	$123,854	$79,900
Loans held for sale	89	125	47
Securities
Taxable	34,787	30,325	29,429
Exempt from federal income taxes	2,269	3,570	1,248
Trading securities	2	189	388
Dividend income from Federal Reserve Bank and Federal Home Loan Bank stock	839	693	727
Federal funds sold and other short-term investments	839	506	505

Total interest income	193,869	159,262	112,244

Interest expense
Deposits	76,692	57,518	34,067
Federal funds purchased	1,829	1,526	1,016
Securities sold under agreements to repurchase	11,302	10,387	6,213
Advances from the Federal Home Loan Bank	14,769	9,808	5,701
Junior subordinated debentures	5,275	4,741	3,791
Notes payable	1,370	—	9

Total interest expense	111,237	83,980	50,797

Net interest income	82,632	75,282	61,447
Provision for loan losses	4,891	12,050	2,589

Net interest income after provision for loan losses	77,741	63,232	58,858

Noninterest income
Service charges on deposit accounts	6,697	5,733	5,139
Net gains (losses) on securities transactions	32	(153)	(17,440)
Net trading profits	—	624	413
Gains on sale of loans	443	760	357
Insurance and brokerage commissions	2,287	1,990	1,519
Trust	1,857	919	303
Increase in cash surrender value of life insurance	3,063	2,394	1,765
Life insurance benefit	—	—	789
Gain on extinguishment of debt	—	1,250	—
Other	1,098	1,034	910

Total noninterest income	15,477	14,551	(6,245)

Noninterest expense
Salaries and employee benefits	42,215	34,476	26,693
Occupancy and equipment	9,482	7,076	5,584
Professional services	5,470	4,971	4,723
Loss on extinguishment of debt	—	—	13,125
Marketing	2,309	2,049	1,755
Foreclosed properties	34	311	2,551
Amortization of intangible assets	1,918	1,223	1,193
Merger related	1,312	1,595	—
Other	8,655	6,914	4,903

Total noninterest expense	71,395	58,615	60,527

Income (loss) before income taxes and discontinued operations	21,823	19,168	(7,914)
Provision (benefit) for income taxes	3,246	1,422	(6,325)

Income (loss) from continuing operations	18,577	17,746	(1,589)

Discontinued operations
Income from discontinued operations before income taxes	—	—	9,236
Provision for income taxes	—	—	1,703

Income from discontinued operations	—	—	7,533

Net income	18,577	17,746	5,944

Preferred stock dividends	(204)	—	—

Net income available to common stockholders	$18,373	$17,746	$5,944

Basic earnings per share from continuing operations	$0.72	$0.76	$(0.08)

Basic earnings per share from discontinued operations	—	—	0.38

Basic earnings per share	0.72	0.76	0.30

Diluted earnings per share from continuing operations	0.72	0.75	(0.08)

Diluted earnings per share from discontinued operations	—	—	0.38

Diluted earnings per share	0.72	0.75	0.30

Cash dividends declared per common share	0.52	0.51	0.48

See accompanying notes to consolidated financial statements

MIDWEST BANC HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

						Accumulated
						Other		Total
	Preferred	Common		Retained	Restricted	Comprehensive	Treasury	Stockholders’
	Stock	Stock	Surplus	Earnings	Stock	Income (Loss)	Stock	Equity
	(In thousands, except share and per share data)

Balance, December 31, 2004	$—	$187	$65,781	$95,829	$(2,642)	$(16,457)	$(5,275)	$137,423
Cash dividends declared ($0.48 per share)	—	—	—	(9,652)	—	—	—	(9,652)
Issuance of 3,450,000 shares of stock, net of issuance costs	—	34	67,901	—	—	—	—	67,935
Issuance of common stock upon exercise of 397,051 stock options, net of tax benefits	—	—	606	—	—	—	4,146	4,752
Issuance of 63,700 shares of restricted stock, net of forfeiture		—	569	—	(1,244)	—	675	—
Stock-based compensation expense	—	—	—	—	873	—	—	873
Comprehensive income
Net income	—	—	—	5,944	—	—	—	5,944
Net increase in fair value of securities classified as available-for-sale, net of income taxes and reclassification adjustments	—	—	—	—	—	8,851	—	8,851

Total comprehensive income								14,795

Balance, December 31, 2005	—	221	134,857	92,121	(3,013)	(7,606)	(454)	216,126
Cash dividends declared ($0.51 per share)	—	—	—	(12,060)	—	—	—	(12,060)
Issuance of 2,865,933 shares of stock upon acquisition	—	29	63,738	—	—	—	—	63,767
Issuance of common stock upon exercise of 151,894 stock options, net of tax benefits	—	2	2,551	—	—	—	—	2,553
Purchase of 204,188 treasury shares	—	—	—	—	—	—	(4,770)	(4,770)
Reclassification of restricted stock in conjunction with the adoption of FAS 123(R)	—	—	(3,013)	—	3,013	—	—	—
Issuance of 347,179 shares of restricted stock	—	3	(3)	—	—	—	—	—
Forfeiture of 9,250 shares of restricted stock	—	—	120	—	—	—	(120)	—
Stock-based compensation expense	—	—	2,547	—	—	—	—	2,547
Comprehensive income
Net income	—	—	—	17,746	—	—	—	17,746
Net increase in fair value of securities classified as available-for-sale, net of income taxes and reclassification adjustments	—	—	—	—	—	1,333	—	1,333

Total comprehensive income								19,079

Balance, December 31, 2006	—	255	200,797	97,807	—	(6,273)	(5,344)	287,242
Cash dividends declared ($0.52 per share) on common stock	—	—	—	(13,418)	—	—	—	(13,418)
Cash dividends declared ($11.84 per share) on preferred stock	—	—	—	(204)	—	—	—	(204)
Issuance of 17,250 shares of preferred stock, net of issuance costs	—	—	41,441	—	—	—	—	41,441
Issuance of 3,680,725 shares of stock upon acquisition	—	37	54,953	—	—	—	—	54,990
Issuance of common stock upon exercise of 36,443 stock options, net of tax benefits	—	—	429	—	—	—	—	429
Purchase of 661,500 treasury shares	—	—	—	—	—	—	(9,392)	(9,392)
Issuance of 59,700 shares of restricted stock	—	1	(1)	—	—	—	—	—
Stock-based compensation expense	—	—	3,143	—	—	—	—	3,143
Comprehensive income
Net income	—	—	—	18,577	—	—	—	18,577
Net decrease in fair value of securities classified as available-for-sale, net of income taxes and reclassification adjustments	—	—	—	—	—	(7,644)	—	(7,644)

Total comprehensive income								10,933

Balance, December 31, 2007	$—	$293	$300,762	$102,762	$—	$(13,917)	$(14,736)	$375,164

See accompanying notes to consolidated financial statements.

MIDWEST BANC HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2007	2006	2005
	(In thousands)

Cash flows from continuing operating activities
Net income	$18,577	$17,746	$5,944
(Income) loss from discontinued operations	—	—	(7,533)
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	3,288	2,546	2,324
Provision for loan losses	4,891	12,050	2,589
Amortization of other intangibles	912	933	429
Proceeds from sales of trading securities, net	—	624	597
Amortization of premiums and discounts on securities, net	819	832	1,967
Realized (gain) loss on sales of available-for-sale securities	(32)	153	17,440
Net gain on sales of trading securities	—	(624)	(413)
Net gain on sales of mortgage loans	(443)	(760)	(357)
Originations of loans held for sale	(40,800)	(61,163)	(27,302)
Proceeds from sales of loans held for sale	43,915	61,163	26,083
Increase in cash surrender value of life insurance	(3,063)	(2,394)	(1,765)
Life insurance benefit	—	—	(789)
Deferred income taxes	(323)	5,373	2,685
Loss (gain) on sale of other real estate, net	12	—	(89)
Amortization of unearned stock based compensation	3,085	2,501	873
Change in other assets	7,602	(15,943)	(25,927)
Change in other liabilities	(14,569)	10,978	3,780

Net cash provided by continuing operating activities	23,871	34,015	536

Cash flows from continuing investing activities
Sales of securities available-for-sale	189,495	101,730	357,303
Redemption of Federal Reserve Bank and Federal Home Loan Bank stock	499	1,427	148
Sales of securities held-to maturity	2,039	—	—
Maturities of securities available-for-sale	93,571	16,500	123,070
Principal payments on securities available-for-sale	69,254	77,164	56,122
Purchases of securities available-for-sale	(428,468)	(80,771)	(793,034)
Purchases of Federal Reserve Bank and Federal Home Loan Bank stock	(3,128)	(8,931)	(979)
Purchases of securities held-to-maturity	—	—	(1,010)
Maturities of securities held-to-maturity	430	4,435	3,635
Principal payments on securities held-to-maturity	5,665	8,829	26,081
Purchase of mortgage loans	(5,776)	(10,014)	—
Loan originations and principal collections, net	(85,378)	(98,312)	(257,360)
Proceeds from sale/leaseback of branch property	—	4,403	—
Disposition of subsidiary, net	—	—	35,621
Cash paid, net of cash and cash equivalents in acquisition	(71,658)	(41,044)	—
Proceeds from sale of other real estate	225	8,779	1,350
Return of life insurance premium and benefit	—	—	1,351
Investment in life insurance	—	(5,926)	—
Additions to property and equipment	(3,869)	(5,178)	(1,083)

Net cash used in continuing investing activities	(237,099)	(26,909)	(448,785)

Cash flows from continuing financing activities
Net increase (decrease) in deposits	29,324	(32,218)	21,738
Issuance of junior subordinated debt owed to unconsolidated trusts, net of debt issuance costs	—	—	20,619
Payments of junior subordinated debt owed to unconsolidated trusts	(15,000)	—	(20,619)
Proceeds from borrowings	192,500	365,000	152,000
Repayments on borrowings	(120,000)	(200,000)	(123,500)
Common cash dividends paid	(13,004)	(11,439)	(9,164)
Preferred cash dividends paid	(204)	—	—
Change in federal funds purchased and securities sold under agreements to repurchase	91,151	(95,729)	185,923
Issuance of common stock	—	—	68,453
Issuance of preferred stock	41,441	—	—
Repurchase of common stock	(9,392)	(4,770)	—
Proceeds from issuance of treasury stock under stock option plan	378	1,983	4,374

Net cash provided by (used in) continuing financing activities	197,194	22,827	299,824

MIDWEST BANC HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS — (Continued)

	Year Ended December 31,
	2007	2006	2005
	(In thousands)

Cash flows from discontinued operations
Net cash provided by operating activities of discontinued operations	—	—	4,641
Net cash used in investing activities of discontinued operations	—	—	(29,161)
Net cash provided by financing activities of discontinued operations	—	—	113

Net cash used in discontinued operations	—	—	(24,407)

(Decrease) increase in cash and cash equivalents	(16,034)	29,933	(172,832)
Cash and cash equivalents at beginning of year(1)	100,532	70,599	243,431

Cash and cash equivalents at end of year	$84,499	$100,532	$70,599

(1) Includes following balances from discontinued operations	$—	$—	$24,407
Supplemental disclosures
Cash paid during the year for:
Interest	$109,483	$80,191	$54,494
Income taxes	10,100	2,811	3,219
Dividends declared not paid	$3,672	$3,258	$2,638
Acquisition
Noncash assets acquired	$624,270	$619,835	$—
Liabilities assumed	497,622	$515,024	$—

Net noncash assets acquired	$126,648	$104,811	$—

Cash and cash equivalents acquired	$10,066	$24,363	$—

See accompanying notes to consolidated financial statements.

MIDWEST BANC HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 —	Nature of Operations

Midwest Banc Holdings, Inc. (the “Company”) is a bank holding company organized under the laws of the State of Delaware. Through its commercial bank and non-bank subsidiaries, the Company provides a full line of financial services to corporate and individual customers located in the greater Chicago metropolitan area. These services include demand, time, and savings deposits; lending; brokerage and insurance products; and trust services. While the Company’s management monitors the revenue streams of the various products and services, operations are managed and financial performance is evaluated on a Company-wide basis. The Company operates in one business segment, community banking, providing a full range of services to individual and corporate customers. The following disclosures are all related to continuing operations. The Company acquired Northwest Suburban Bancorp., Inc. and Royal American Corporation effective October 1, 2007 and July 1, 2006, respectively. See Note 3 — Business Combinations for more details. The Company sold Midwest Bank of Western Illinois, one of its wholly owned subsidiaries, on September 30, 2005. This divestiture is accounted for in the accompanying financial statements as discontinued operations. See Note 4 — Discontinued Operations for more details.

Note 2 —	Summary of Significant Accounting Policies

Basis of Presentation:  The consolidated financial statements of the Company include the accounts of the Company and its wholly owned subsidiary, Midwest Bank and Trust Company (the “Bank”). Included in the Bank are its wholly owned subsidiaries MBTC Investment Company, Midwest Funding, L.L.C., and Midwest Financial and Investment Services, Inc. (formerly known as Royal American Investment Services, Inc.). Significant intercompany balances and transactions have been eliminated.

Use of Estimates:  The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to change are the allowance for loan losses, income taxes, and the fair value of financial instruments.

Cash and Cash Equivalents:  Cash and cash equivalents include cash, deposits with other financial institutions under 90 days, and federal funds sold. The Bank is required to maintain reserve balances in cash or on deposit with the Federal Reserve Bank, based on a percentage of deposits. The total of those reserve balances was $5.7 million at December 31, 2007.

Securities:  Securities are classified as held-to-maturity when the Company has the ability and the positive intent to hold those securities to maturity. Accordingly, they are stated at cost adjusted for amortization of premiums and accretion of discounts. Securities are classified as available-for-sale when the Company may decide to sell those securities due to changes in market interest rates, liquidity needs, changes in yields or alternative investments, and for other reasons. They are carried at fair value with unrealized gains and losses, net of taxes, reported in other comprehensive income. Interest income is reported net of amortization of premium and accretion of discount. Realized gains and losses on disposition of securities available-for-sale are based on the net proceeds and the adjusted carrying amounts of the securities sold, using the specific identification method. Trading securities are carried at fair value. Realized and unrealized gains and losses on trading securities are recognized in the statement of income as they occur. No trading securities were held at December 31, 2007 or 2006. Declines in the fair value of held-to-maturity and available-for-sale securities below their cost that are deemed to be other than temporary, if any, are reflected in earnings as realized losses. In estimating other-than-temporary losses, management considers (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value.

MIDWEST BANC HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Loans:  Loans are reported net of the allowance for loan losses and deferred fees. Impaired loans are carried at the present value of expected future cash flows or the fair value of the related collateral, if the loan is considered to be collateral dependent. Interest on loans is included in interest income over the term of the loan based upon the principal balance outstanding. The accrual of interest on loans is discontinued at the time the loan becomes 90 days past due unless the credit is well-secured and in process of collection. Past due status is based on contractual terms of the loan. In all cases, loans are placed on nonaccrual or charged off at an earlier date if collection of principal or interest is considered doubtful. All interest accrued but not collected for loans that are placed on nonaccrual is reversed against interest income. The interest on these loans is accounted for on the cash-basis or cost-recovery method, until qualifying for return to accrual status. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured.

Deferred Loan Fees and Costs:  Loan origination fees and origination costs are deferred and amortized over the life of the loan as an adjustment to yield.

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

The Company’s methodology for determining the allowance for loan losses represents an estimation pursuant to Statement of Financial Accounting Standards (“SFAS”) No. 5, “Accounting for Contingencies,” and SFAS No. 114, “Accounting by Creditors for Impairment of a Loan.” The allowance reflects expected losses resulting from analyses developed through specific credit allocations for individual loans and historical loss experience for each loan category. The specific credit allocations are based on regular analyses of commercial, commercial real estate and agricultural loans over $300,000 where the internal credit rating is at or below a predetermined classification. These analyses involve a high degree of judgment in estimating the amount of loss associated with specific loans, including estimating the amount and timing of future cash flows and collateral values. The allowance for loan losses also includes consideration of concentrations and changes in portfolio mix and volume, and other qualitative factors. In addition, regulatory agencies, as an integral part of their examinations, may require the Company to make additions to the allowance based on their judgment about information available to them at the time of their examinations.

There are many factors affecting the allowance for loan losses; some are quantitative while others require qualitative judgment. The process for determining the allowance includes subjective elements and, therefore, may be susceptible to significant change. To the extent actual outcomes differ from management estimates, additional provision for loan losses could be required that could adversely affect earnings or financial position in future periods.

A loan is impaired when full payment under the loan terms is not expected. Impairment is evaluated in total for smaller-balance loans of a similar nature such as residential mortgage and consumer loans and on an individual basis for other loans that exceed a set threshold. If a loan is impaired, a portion of the allowance is allocated so that the loan is reported, net, at the present value of estimated future cash flows using the loan’s existing rate or at the fair value of collateral if repayment is expected solely from the collateral.

Cash Surrender Value of Life Insurance:  The Company has purchased life insurance policies on certain executive and other officers. Life insurance is recorded at its cash surrender value or the amount that can be realized.

Premises and Equipment:  Premises and equipment are stated at cost, less accumulated depreciation and amortization. Provisions for depreciation and amortization, included in operating expenses, are computed on the

MIDWEST BANC HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

straight-line method over the estimated useful lives of the assets ranging from three to thirty-nine years. The cost of maintenance and repairs is charged to income as incurred; significant improvements are capitalized.

Foreclosed Properties:  Real estate acquired in settlement of loans is recorded at fair value when acquired, establishing a new cost basis. Expenditures that increase the fair value of properties are capitalized as an adjustment to the cost basis. If fair value declines below the cost basis, a valuation allowance is recorded through expense.

Core Deposit and Other Intangibles:  Other intangible assets consist of core deposit and acquired customer relationship intangible assets arising from whole bank, branch, and non-bank acquisitions. They are initially measured at fair value and then are amortized on an accelerated method over their estimated useful lives.

Goodwill:  Goodwill results from business acquisitions and represents the excess of the purchase price over the fair value of acquired net tangible assets and identifiable intangible assets. Goodwill is not amortized but assessed at least annually for impairment, and any such impairment is recognized in the period it is identified. There was no goodwill impairment as of December 31, 2007.

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

Fair Value of Financial Instruments and Derivatives:  Fair values of financial instruments, including derivatives, are estimated using relevant market information and other assumptions. Fair value estimates involve uncertainties and matters of significant judgment regarding interest rates, credit risk, prepayments, and other factors, especially in the absence of broad markets for particular items. There is no readily available market for a significant portion of the Company’s financial instruments. Accordingly, fair values are based on various factors relative to expected loss experience, current economic conditions, risk characteristics, and other factors. The assumptions and estimates used in the fair value determination process are subjective in nature and involve uncertainties and significant judgment. As a consequence, fair values cannot be determined with precision. Changes in assumptions or in market conditions could significantly affect these estimates.

Stock Compensation:  Employee compensation cost relating to share-based payment transactions, including grants of employee stock options and restricted stock awards, are measured at fair value and recognized in the financial statements as prescribed by SFAS No. 123(R), “Share-Based Payment.” The Company adopted SFAS No. 123(R) in 2006 using the modified prospective method. Employee compensation expense for stock options and restricted stock granted is recorded in the consolidated income statement based on the grant’s vesting schedule. Forfeitures of stock options and restricted stock grants are estimated for those grants where the requisite service is not expected to be rendered. The grant-date fair value for each stock options grant is calculated using the Black-Scholes option pricing model.

Comprehensive Income:  Comprehensive income includes both net income and other comprehensive income elements, including the change in unrealized gains and losses on securities available-for-sale, net of tax.

MIDWEST BANC HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Earnings Per Common Share:  Basic earnings per common share is net income available to common stockholders divided by the weighted average number of common shares outstanding during the period. Diluted earnings per common share includes the dilutive effect of additional potential common shares issuable under stock options and restricted stock awards as well as under the “if converted” method for the noncumulative redeemable convertible perpetual preferred stock. Earnings and dividends per share are restated for all stock splits and dividends through the date of issue of the financial statements.

Dividend Restriction:  Banking regulations require the Company and the Bank to maintain certain capital levels and may limit the dividends paid by the Bank to the Company or by the Company to stockholders.

Reclassifications:  Certain items in the prior year financial statements were reclassified to conform to the current year’s presentation. Such reclassifications had no effect on net income.

Accounting Pronouncements:

In June 2006, the Financial Accounting Standards Board (“FASB”) released FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarifies the accounting and reporting for uncertainties in the application of income tax laws, providing a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of income tax positions taken or expected to be taken in income tax returns. The Company’s adoption of FIN 48 on January 1, 2007 did not have a material impact on the Company’s consolidated financial position and results of operations. See Note 23 — Income Taxes for more details.

In September 2006, FASB issued SFAS No. 157, “Fair Value Measurements,” which defines fair value, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements. SFAS No. 157 applies to other accounting pronouncements that require or permit fair value measurements where FASB had previously concluded in those pronouncements that fair value is the relevant measurement attribute. Accordingly, SFAS No. 157 does not require any new financial assets or liabilities to be measured at fair value. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 (January 1, 2008 for the Company), and interim periods within those fiscal years. The Company has determined that the adoption of SFAS No. 157 will not have a material effect on its results of operations or financial position.

In February 2007, FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of SFAS No. 115,” which creates a fair value option allowing an entity to irrevocably elect fair value as the initial and subsequent measurement attribute for certain financial assets and financial liabilities, with changes in fair value recognized in earnings as they occur. SFAS No. 159 also requires an entity to report those financial assets and financial liabilities measured at fair value in a manner that separates those reported fair values from the carrying amounts of assets and liabilities measured using another measurement attribute on the face of the statement of financial position. Lastly, SFAS No. 159 requires an entity to provide information that would allow users to understand the effect on earnings due to changes in the fair value on those instruments selected for the fair value election. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007 (January 1, 2008 for the Company). The Company has not elected to use the fair value option under SFAS No. 159.

In September 2006, the SEC issued Staff Accounting Bulletin (“SAB”) No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements,” to provide guidance in the process of quantifying financial statement misstatements. SAB No. 108 requires registrants to quantify an error under two methods: (1) quantify the misstatement based on the amount of the error originating in the current-year income statement (“Rollover Approach”) and (2) quantify the misstatement based on the effects of correcting the misstatement existing in the balance sheet at the end of the current-year irrespective of the misstatement’s year(s) origination (“Iron Curtain Approach”). Consequently, a registrant’s financial statements would require adjustment when either approach results in quantifying a misstatement that is material, after considering all relevant quantitative and qualitative factors. SAB No. 108 was effective for financial statements

MIDWEST BANC HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

issued for fiscal years ending after November 15, 2006. The application of SAB No. 108 as of January 1, 2007 did not have any impact on the Company’s results of operations or financial position.

In December 2007, FASB issued SFAS No. 141R, “Business Combinations,” which replaces the current standard on business combinations, modifies the accounting for business combinations and requires, with limited exceptions, the acquirer in a business combination to recognize all of the assets acquired, liabilities assumed, and any noncontrolling interests in the acquiree at the acquisition-date fair value. SFAS No. 141R also requires certain contingent assets and liabilities acquired as well as contingent consideration to be recognized at fair value. In addition, the statement requires payments to third parties for consulting, legal, audit, and similar services associated with an acquisition to be recognized as expenses when incurred rather than capitalized as part of the business combination. SFAS No. 141R is effective for fiscal years beginning on or after December 15, 2008 and early adoption is not permitted.

Note 3 —	Business Combinations

Northwest Suburban Bancorp, Inc.

On October 1, 2007, the Company acquired Northwest Suburban Bancorp, Inc. (“Northwest Suburban”), in a cash and stock merger transaction. The agreement and plan of merger provided that the Company’s stock comprise up to 45% of the purchase price, at an exchange ratio of 2.4551 shares of Company common stock for each Northwest Suburban common share, and that the remainder be paid in cash at the rate of $42.75 for each share of Northwest Suburban common stock. The Company issued 3.7 million shares of common stock, paid $81.2 million in cash, and incurred $414,000 in acquisition costs which were capitalized for a total purchase price of $136.7 million at the closing on October 1, 2007. The Company used the proceeds from a $75.0 million term note it has under a borrowing facility with a correspondent bank to pay for a portion of the cash requirement of the acquisition. The term note has an initial rate of one-month LIBOR plus 140 basis points and matures on September 28, 2010. Northwest Suburban was merged into the Company, thus canceling 100% of Northwest Suburban’s voting shares outstanding.

The acquisition of Northwest Suburban constituted a business combination under SFAS No. 141, “Business Combinations,” and was accounted for using the purchase method. Accordingly, the purchase price was allocated to the respective assets acquired and liabilities assumed based on their estimated fair values on the date of acquisition. The excess of purchase price over the fair value of net assets acquired was recorded as goodwill, which is not deductible for tax purposes. The purchase price allocation, as of December 31, 2007, is subject to revision in future periods, including adjustments that may be necessary upon the filing of final tax returns for Northwest Suburban. The results of operations of Northwest Suburban have been included in the Company’s results of operations since October 1, 2007, the date of acquisition.

MIDWEST BANC HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following are the adjustments made to record the transaction and to adjust Northwest Suburban’s assets and liabilities to their estimated fair values at acquisition.

(In thousands)

Purchase price of Northwest Suburban:
Market value of the Company’s stock issued	$55,137
Cash paid	81,163

Total consideration	136,300
Capitalized costs	414

Total cost	$136,714

Historical net assets of Northwest Suburban	$52,388
Fair market value adjustments:
Securities available-for-sale	(323)
Loans	(970)
Goodwill	80,550
Core deposit intangible	8,061
Premises and equipment	1,726
Deposits	(2,140)
Severance	(88)
Deferred taxes on purchase accounting adjustment	(2,490)

Total adjustments to record the transaction	$136,714

MIDWEST BANC HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following are the assets acquired and liabilities assumed from Northwest Suburban at October 1, 2007 including the adjustments made to record the transaction and to adjust the assets and liabilities to their estimated fair values.

		Fair Market
	Northwest	Value	As
	Suburban	Adjustment	Adjusted
	(In thousands)

Assets acquired:
Cash and cash equivalents	$10,066	$—	$10,066
Securities available-for-sale	57,920	(323)	57,597
Federal Reserve Bank and Federal Home Loan Bank stock	1,503	—	1,503
Loans, net	437,452	(970)	436,482
Cash value of life insurance	12,884	—	12,884
Premises and equipment, net	17,553	1,726	19,279
Core deposit intangible, net	—	8,061	8,061
Goodwill	—	80,550	80,550
Other assets	7,914	—	7,914

Total assets acquired	545,292	89,044	634,336

Liabilities assumed:
Deposits	468,520	2,140	470,660
Federal funds purchased	6,170	—	6,170
Advances from the Federal Home Loan Bank	3,500	—	3,500
Junior subordinated debentures	10,310	—	10,310
Other liabilities (including severance)	4,404	2,578	6,982

Total liabilities assumed	492,904	4,718	497,622

Assets acquired less liabilities assumed	$52,388	$84,326	$136,714

Statement of Position 03-3, “Accounting for Certain Loans or Debt Securities Acquired in a Transfer” (“SOP 03-3”) addresses accounting for differences between contractual cash flows and cash flows expected to be collected from an investor’s initial investment in loans or debt securities acquired in a transfer if those differences are attributable, at least in part, to credit quality. It includes loans acquired in purchase business combinations and applies to all nongovernmental entities. SOP 03-3 does not apply to loans originated by the Company. The Company’s assessment identified $5.9 million in acquired loans to which the application of the provisions of SOP 03-3 was required. As a result of the application of SOP 03-3, the Company recorded purchase accounting adjustments reflecting a reduction in loans of $2.0 million related to acquired impaired loans, thus reducing the carrying value of these loans to $3.9 million as of December 31, 2007.

MIDWEST BANC HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following is the carrying value by category as of December 31, 2007:

(In thousands)

Commercial	$726
Construction	211
Commercial real estate	2,736
Home equity	—
Residential mortgage	260

Total carrying value	$3,933

The following is a summary of changes in the accretable yield as of December 31, 2007:

(In thousands)

Balance at beginning of year	$—
Additions	393
Accretion	(144)

Balance at end of year	$249

The following are the loans acquired during 2007 for which it is probable at acquisition that all contractually required payments would not be collected:

(In thousands)

Contractually required payments receivable at acquisition:
Commercial	$1,299
Construction	296
Commercial real estate	4,293
Home equity	102
Residential mortgage	430

Total	$6,420

Cash flows expected to be collected at acquisition	$4,504
Basis in acquired loans at acquisition	3,933

Royal American Corporation

Effective July 1, 2006, the Company acquired Royal American Corporation (“Royal American”), a bank holding company, in a cash and stock merger transaction. At acquisition, Royal American had total assets of $561.2 million. The Company’s stock comprised approximately 50% of the purchase price, at an exchange ratio of 3.58429 shares of Company common stock for each Royal American common share, and the remainder was paid in cash at the rate of $80 for each share of Royal American common stock. The Company issued 2.9 million common shares, paid $64.6 million in cash, and incurred $795,000 in costs which were capitalized for a total purchase price of $129.2 million. Royal American was merged into the Company, thus canceling 100% of Royal American’s voting shares outstanding.

The acquisition of Royal American constituted a business combination under SFAS No. 141, “Business Combinations,” and was accounted for using the purchase method. Accordingly, the purchase price was allocated to the respective assets acquired and liabilities assumed, based on their estimated fair values on the date of acquisition. The excess of purchase price over the fair value of net assets acquired was recorded as goodwill, which is not deductible for tax purposes. The purchase price allocation was finalized in the first quarter of 2007. The results of

MIDWEST BANC HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

operations of Royal American have been included in the Company’s results of operations since July 1, 2006, the date of acquisition.

The following are the adjustments made to record the transaction and to adjust Royal American’s assets and liabilities to their estimated fair values at July 1, 2006.

(In thousands)

Purchase price of Royal American:
Market value of the Company’s stock issued	$63,767
Cash paid	64,612

Total consideration	128,379
Capitalized costs	795

Total cost	$129,174

Historical net assets of Royal American	$44,606
Fair market value adjustments:
Loans	(2,837)
Goodwill	78,597
Core deposit intangible	10,488
Premises and equipment	41
Deposits	1,867
Federal Home Loan Bank Advance	146
Junior subordinated debenture	204
Deferred taxes on purchase accounting adjustment	(3,938)

Total adjustments to record the transaction	$129,174

MIDWEST BANC HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following are the assets acquired and liabilities assumed from Royal American at July 1, 2006, including the adjustments made to record the transaction and to adjust the assets and liabilities to their estimated fair values.

		Fair Market
	Royal	Value	As
	American	Adjustment	Adjusted
	(In thousands)

Assets acquired:
Cash and cash equivalents	$24,363	$—	$24,363
Securities available-for-sale	16,487	—	16,487
Federal Reserve Bank and Federal Home Loan Bank stock	1,427	—	1,427
Loans, net	497,376	(2,837)	494,539
Cash value of life insurance	12,467	—	12,467
Premises and equipment, net	1,254	41	1,295
Core deposit intangible, net	—	10,488	10,488
Goodwill	—	78,597	78,597
Other assets	4,535	—	4,535

Total assets acquired	557,909	86,289	644,198

Liabilities assumed:
Deposits	467,878	(1,867)	466,011
Federal funds purchased	30,000	—	30,000
Advances from the Federal Home Loan Bank	5,000	(146)	4,854
Junior subordinated debentures	10,310	(204)	10,106
Other liabilities	115	3,938	4,053

Total liabilities assumed	513,303	1,721	515,024

Assets acquired less liabilities assumed	$44,606	$84,568	$129,174

The following are the unaudited pro forma consolidated results of operations of the Company for the years ended December 31, 2007, 2006, and 2005 as though Northwest Suburban and Royal American had been acquired as of January 1, 2005.

	2007	2006	2005
	(In thousands, except per share data)

Net interest income	$96,429	$106,061	$99,065
Income from continuing operations	16,983	20,386	7,543
Net income	16,983	20,386	15,076
Basic earnings per share from continuing operations	0.60	0.72	0.29
Basic earnings per share	0.60	0.72	0.58
Diluted earnings per share form continuing operations	0.60	0.71	0.29
Diluted earnings per share	0.60	0.71	0.57

Included in the pro forma results of operations for the years ended December 31, 2007 and 2006 were merger-related expenses, primarily change-in-control and severance payments, investment banker, legal and audit fees, net of tax of $4.3 million and $6.8 million, respectively.

MIDWEST BANC HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 4 —	Discontinued Operations

The Company sold Midwest Bank of Western Illinois (“MBWI”), formerly one of its wholly owned subsidiaries, on September 30, 2005 for $32.0 million in cash. In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the results of operations of MBWI are shown in the Company’s consolidated statements of income for the year ended December 31, 2005 as “discontinued operations.”

The results of discontinued operations were as follows (in thousands):

2005

Interest income	$10,386
Interest expense	4,427

Net interest income	5,959
Provision for loan losses	(183)

Net interest income after provision for loan losses	6,142
Noninterest income	(1,301)
Noninterest expense	4,345

Income before income taxes	496
Benefit for income taxes	(156)

Operating income from discontinued operations	652
Gain on sale of discontinued operations	8,740
Tax on gain on sale of discontinued operations	1,859

Gain on sale of discontinued operations, net of tax	6,881

Income from discontinued operations	$7,533

Note 5 —	Securities

The amortized cost and fair value of securities available-for-sale and held-to-maturity are as follows:

	December 31, 2007
		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
	(In thousands)

Securities available-for-sale
Obligations of U.S. government-sponsored entities	$181,983	$1,630	$—	$183,613
Obligations of states and political subdivisions	60,985	550	(135)	61,400
Mortgage-backed securities	383,633	58	(4,651)	379,040
Equity securities	85,139	—	(19,160)	65,979
Corporate and other debt securities	22,095	—	(1,246)	20,849

Total securities available-for-sale	$733,835	$2,238	$(25,192)	$710,881

Securities held-to-maturity
Obligations of states and political subdivisions	$1,254	$14	$—	$1,268
Mortgage-backed securities	36,347	8	(711)	35,644

Total securities held-to-maturity	$37,601	$22	$(711)	$36,912

MIDWEST BANC HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	December 31, 2006
		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
	(In thousands)

Securities available-for-sale
Obligations of U.S. government-sponsored entities	$6,958	$—	$—	$6,958
Obligations of states and political subdivisions	97,167	316	(496)	96,987
Mortgage-backed securities	444,392	18	(10,302)	434,108
Equity securities	41,131	533	(143)	41,521
Corporate and other debt securities	11,034	—	(627)	10,407

Total securities available-for-sale	$600,682	$867	$(11,568)	$589,981

Securities held-to-maturity
Obligations of states and political subdivisions	$1,686	$12	$(1)	$1,697
Mortgage-backed securities	44,245	—	(1,255)	42,990

Total securities held-to-maturity	$45,931	$12	$(1,256)	$44,687

The following is a summary of the fair value of securities held-to-maturity and available-for-sale with unrealized losses and the time period of those unrealized losses:

	December 31, 2007
	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(In thousands)

Securities available-for-sale
Obligations of states and political subdivisions	$5,121	$(35)	$9,900	$(100)	$15,021	$(135)
Mortgage-backed securities
U.S. government-sponsored entities(1)	39,127	(182)	331,054	(4,469)	370,181	(4,651)
Equity securities(2)	65,979	(19,160)	—	—	65,979	(19,160)
Corporate and other debt securities	10,479	(603)	10,370	(643)	20,849	(1,246)

Total securities available-for-sale	120,706	(19,980)	351,324	(5,212)	472,030	(25,192)

Securities held-to-maturity
Mortgage-backed securities
U.S. government agencies(3)	—	—	8,105	(54)	8,105	(54)
U.S. government-sponsored entities(1)	—	—	26,394	(657)	26,394	(657)

Total securities held-to-maturity	—	—	34,499	(711)	34,499	(711)

Total temporarily impaired securities	$120,706	$(19,980)	$385,823	$(5,923)	$506,529	$(25,903)

(1)	Includes obligations of the Federal Home Loan Mortgage Corporation (FHLMC) and Federal National Mortgage Association (FNMA).

(2)	Includes issues from government-sponsored entities (FNMA and FHLMC).

(3)	Includes obligations of the Government National Mortgage Association (GNMA).

MIDWEST BANC HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	December 31, 2006
	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(In thousands)

Securities available-for-sale
Obligations of U.S. government-sponsored entities(1)	$1,997	$—	$—	$—	$1,997	$—
Obligations of states and political subdivisions	43,452	(305)	12,500	(191)	55,952	(496)
Mortgage-backed securities
U.S. government agencies(2)	—	—	564	(9)	564	(9)
U.S. government-sponsored entities(1)	—	—	432,749	(10,293)	432,749	(10,293)
Equity securities(3)	18,876	(143)	—	—	18,876	(143)
Corporate and other debt securities	—	—	10,407	(627)	10,407	(627)

Total securities available-for-sale	64,325	(448)	456,220	(11,120)	520,545	(11,568)

Securities held-to-maturity
Obligations of states and political subdivisions	516	(1)	—	—	516	(1)
Mortgage-backed securities
U.S. government agencies(2)	883	(11)	8,767	(160)	9,650	(171)
U.S. government-sponsored entities(1)	32	—	33,308	(1,084)	33,340	(1,084)

Total securities held-to-maturity	1,431	(12)	42,075	(1,244)	43,506	(1,256)

Total temporarily impaired securities	$65,756	$(460)	$498,295	$(12,364)	$564,051	$(12,824)

(1)	Includes obligations of the Federal Home Loan Mortgage Corporation (FHLMC) and Federal National Mortgage Association (FNMA).

(2)	Includes obligations of the Government National Mortgage Association (GNMA).

(3)	Includes issues from government-sponsored entities (FNMA and FHLMC).

The unrealized loss on available-for-sale securities is included, net of tax, in other comprehensive loss on the consolidated balance sheets. Management does not believe that any individual unrealized loss as of December 31, 2007, identified in the preceding table, represents other-than-temporary impairment as of that date. These unrealized losses are primarily attributable to changes in interest rates as well as turbulent economic conditions impacting the credit markets in the second half of 2007. The Company has both the intent and ability to hold each of the securities shown in the table for the time necessary to recover its amortized cost, including for debt securities, holding to maturity. If, however, contrary to management’s expectations at December 31, 2007, the unrealized losses in the Company’s equity investment securities do not demonstrate a clear pattern of substantial recovery in the near future, the Company would be required to recognize impairment losses.

MIDWEST BANC HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

•	The unrealized losses on U.S. government-sponsored entities mortgage-backed securities relate primarily to debt securities issued by FNMA and FHLMC and are rated AAA; each security has a stated maturity date. FNMA is rated Aa3, AA- and A+ by Moody’s, S&P and Fitch, respectively. FHLMC is rated Aa3 and AA- by Moody’s and Fitch, respectively. The mortgage-backed securities are notes with a weighted average maturity of approximately 22 years and a weighted average interest rate of 5.02%.

•	The unrealized losses on corporate and other debt securities relate to securities which were rated A- or better by either Moody’s or S&P at December 31, 2007 and 2006. These debt securities have a weighted average maturity of approximately 18 years and a weighted average interest rate of 5.36%.

•	The unrealized losses on equity securities relate to perpetual preferred equity securities issued by FNMA and FHLMC which were rated AA- or better by either Moody’s or S&P at December 31, 2007 and 2006, and carry tax-equivalent yields averaging 8.22%. The unrealized losses on these securities increased significantly in late 2007, peaking in mid-November as a result of unfavorable economic news, mostly related to declines in the sub-prime mortgage market, the housing slump, and a series of major corrections in the marketplace. Both of these government-sponsored entities raised substantial new equity capital through the issuance of additional preferred stock in late 2007, which the Company believes shows investors’ confidence in the issuers’ strength, long-term viability and ability to fund dividends. Despite the period of time these securities have been impaired and the magnitude of the decline in value, the Company believes it is too soon as of December 31, 2007 to conclude that the unrealized losses are other-than-temporary in nature and further believes as of December 31, 2007 that the market fluctuations that precipitated the steep drop in values in late 2007 will reverse over time. The price performance of these securities subsequent to year-end 2007 has, however, been choppy. As indicated above, if a pattern of recovery does not appear in the near future, the Company would be required to recognize impairment losses.

Securities with an approximate carrying value of $600.2 million and $489.5 million at December 31, 2007 and 2006 were pledged to secure public deposits, borrowings, and for other purposes as required or permitted by law. Included in securities pledged at December 31, 2007 and 2006 are $183.9 million and $213.4 million, respectively, which have been pledged for FHLB borrowings.

MIDWEST BANC HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The amortized cost and fair value of securities by contractual maturity at December 31, 2007 are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized
	Cost	Fair Value
	(In thousands)

Securities available-for-sale
Due in one year or less	$2,132	$2,145
Due after one year through five years	1,843	1,867
Due after five years through ten years	234,123	235,536
Due after ten years	26,965	26,314

	265,063	265,862
Mortgage-backed securities	383,633	379,040

Total debt securities	648,696	644,902
Equity securities	85,139	65,979

Total securities available-for-sale	$733,835	$710,881

Securities held-to-maturity
Due in one year or less	$—	$—
Due after one year through five years	452	458
Due after five years through ten years	802	810

	1,254	1,268
Mortgage-backed securities	36,347	35,644

Total securities held-to-maturity	$37,601	$36,912

Proceeds from sales of securities available-for-sale and the realized gross gains and losses are as follows:

	Year Ended December 31,
	2007	2006	2005
	(In thousands)

Proceeds from sales	$189,495	$101,730	$357,303

Gross realized gains	$893	$341	$825
Gross realized losses	(831)	(494)	(18,265)

Net gains (losses) on securities transactions	$62	$(153)	$(17,440)

As permitted under SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” certain securities held-to-maturity, where a substantial portion of their principal outstanding was collected and had a carrying value of $2.1 million, were sold in the fourth quarter of 2007 at a loss of $30,000. These securities had paid down to an average of less than 3% of their original face value.

MIDWEST BANC HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 6 —	Loans

Major classifications of loans are summarized as follows:

	December 31,
	2007(1)		2006(2)
		% of Gross		% of Gross
	Amount	Loans	Amount	Loans
	(Dollars in thousands)

Commercial	$1,015,799	41.0%	$376,944	19.4%
Construction	444,613	18.0	424,181	21.8
Commercial real estate	600,451	24.3	761,742	39.0
Home equity	157,987	6.4	147,366	7.6
Other consumer	10,968	0.4	9,373	0.5
Residential mortgage	244,874	9.9	227,762	11.7

Total loans, gross	2,474,692	100.0%	1,947,368	100.0%
Net deferred fees	(365)		(552)

Total loans,net	$2,474,327		$1,946,816

(1)	Source of repayment classification.

(2)	Collateral-based classification.

During the fourth quarter of 2007, the Company revised its classification of commercial loans and commercial real estate loans, changing its prior practice of classifying as commercial real estate loans all loans to businesses that included real estate as collateral (“collateral-based” classification). The classification of construction, home equity, and residential mortgages were also reviewed. The new method of presentation (“source of repayment” classification) recognizes that loans to owner-occupied businesses engaged in manufacturing, sales and/or services are commercial loans regardless of whether real estate is taken as collateral. These loans generally have a lower risk profile than traditional commercial real estate loans. They are primarily dependent on the borrower’s business-generated cash flows for repayment, not on the conversion of real estate that may be pledged as collateral. Loans related to rental income producing properties and properties intended to be sold will continue to be classified as commercial real estate loans. Completing this change in methodology involved a loan-by-loan review of the Company’s commercial and commercial real estate loans. This new presentation methodology is being implemented only as of December 31, 2007 and prospectively, as it is impracticable to apply it to prior years’ data. The Company’s loan portfolio composition at December 31, 2007 under the new “source of repayment” and prior “collateral-based” methodologies was as follows:

	Source of Repayment		Collateral-Based
		% of Gross		% of Gross
	Amount	Loans	Amount	Loans
	(Dollars in thousands)

Commercial	$1,015,799	41.0%	$464,902	18.8%
Construction	444,613	18.0	451,103	18.2
Commercial real estate	600,451	24.3	1,087,876	44.0
Home equity	157,987	6.4	193,506	7.8
Other consumer	10,968	0.4	10,968	0.4
Residential mortgage	244,874	9.9	266,337	10.8

Total loans, gross	2,474,692	100.0%	2,474,692	100.0%
Net deferred fees	(365)		(365)

Total loans, net	$2,474,327		$2,474,327

MIDWEST BANC HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 7 —	Related Party Transactions

Certain executive officers, directors, and their related interests are loan customers of the Bank. These loans were made under comparable terms as for non-related parties and were determined to be arms-length transactions. A summary of loans made by the Bank to or for the benefit of directors, executive officers, and their related interests is as follows:

(In thousands)

Balance at December 31, 2006	$32,619
New loans	29,275
Repayments	(20,910)

Balance at December 31, 2007	$40,984

Note 8 —	Allowance for Loan Losses

The following is a summary of changes in the allowance for loan losses:

	Year Ended December 31,
	2007	2006
	(In thousands)

Balance at beginning of year	$23,229	$17,760
Addition resulting from acquisition	2,767	3,244
Provision for loan losses	4,891	12,050
Loans charged off	(5,975)	(10,809)
Recoveries on loans previously charged off	1,836	984

Net loans charged off	(4,139)	(9,825)

Balance at end of year	$26,748	$23,229

A portion of the allowance for loan losses is allocated to impaired loans. Information with respect to impaired loans and the related allowance for loan losses is as follows:

	Year Ended December 31,
	2007	2006
	(In thousands)

Impaired loans for which no allowance for loan losses is allocated	$15,490	$10,317
Impaired loans with an allocation of the allowance for loan losses	43,652	41,845

Total impaired loans	$59,142	$52,162

Allowance for loan losses allocated to impaired loans	$14,029	$13,247

	Year Ended December 31,
	2007	2006
	(In thousands)

Average impaired loans	$54,956	$44,792
Interest income recognized on impaired loans on a cash basis	1,432	2,920

Interest payments on impaired loans are generally applied to principal, unless the loan principal is considered to be fully collectible, in which case interest is recognized on a cash basis.

MIDWEST BANC HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Nonaccrual loans were $49.2 million and $42.8 million as of December 31, 2007 and 2006, respectively. Loans past due 90 days but still accruing were $0 and $34,000 as of December 31, 2007 and 2006, respectively.

Note 9 —	Premises and Equipment

Premises and equipment are summarized as follows:

	December 31,
	2007	2006
	(In thousands)

Land and improvements	$15,609	$7,834
Buildings and improvements	35,686	23,362
Furniture and equipment	26,509	19,865

Total cost	77,804	51,061
Accumulated depreciation	(35,983)	(29,101)

Premises and equipment, net	$41,821	$21,960

Note 10 —	Goodwill and Core Deposit Intangibles

The following table presents the carrying amount and accumulated amortization of intangible assets (in thousands):

	December 31, 2007			December 31, 2006
	Gross			Gross		Net
	Carrying	Accumulated	Net Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount

Amortizing intangible assets:
Core deposit intangibles	$21,091	$(4,047)	$17,044	$13,618	$(2,345)	$11,273

Core deposit intangibles increased by $8.1 million as of October 1, 2007 due to the Northwest Suburban acquisition. The amortization of intangible assets was $1.7 million for the year ended December 31, 2007. At December 31, 2007, the projected amortization of intangible assets is $2.4 million, $2.3 million, $2.2 million, $1.9 million, $1.8 million for the years ending December 31, 2008, 2009, 2010, 2011, 2012, respectively, and $6.4 million in total for the subsequent years. The weighted average amortization period for the core deposit intangibles is approximately nine years as of December 31, 2007.

The following table presents the changes in the carrying amount of goodwill and other intangibles during the years ended December 31, 2007 and 2006 (in thousands):

	2007		2006
		Core Deposit		Core Deposit
		and Other		and Other
	Goodwill	Intangibles	Goodwill	Intangibles

Balance at beginning of year	$79,488	$11,273	$891	$1,788
Addition resulting from acquisition	80,550	8,061	78,597	10,488
Amortization	—	(1,702)	—	(1,003)
Purchase price adjustment	369	—	—	—
Core deposit intangible retired(1)	—	(588)	—	—

Balance at end of year	$160,407	$17,044	$79,488	$11,273

MIDWEST BANC HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(1)	On January 3, 2003, the Company purchased Big Foot Financial Corp. As a result of this acquisition, the Company had unrecognized tax benefits related to employee severance payments and acquisition costs. These unrecognized tax benefits were recognized in the first quarter of 2007, when the statute of limitations for Internal Revenue Service (“IRS”) audit of the final short period return closed. These unrecognized tax benefits, totaling $429,000, were credited to the core deposit intangible created as a result of the acquisition. A reversal of $283,000 in tax liability established on the date of acquisition was also credited to the core deposit intangible in the first quarter of 2007. During the third quarter of 2007, the core deposit intangible was increased by $124,000 due to an adjustment related the estimated tax liability established on the date of acquisition.

Note 11 —	Time Deposits

Interest-bearing deposits in denominations of $100,000 and greater were $856.6 million as of December 31, 2007 and $553.7 million as of December 31, 2006. Interest expense related to deposits in denominations of $100,000 and greater was $26.3 million for 2007, $16.8 million for 2006, and $2.4 million for 2005.

Certificates of deposit have scheduled maturities for the years 2008 through 2012 and thereafter as follows:

(In thousands)

2008	$1,372,624
2009	75,709
2010	17,762
2011	9,243
2012	14,291
Thereafter	—

$1,489,629

Note 12 —	Securities Sold Under Agreements to Repurchase

The Company has repurchase agreements with brokerage firms, which are in possession of the underlying securities. The same securities are returned to the Company at the maturity of the agreements. The following summarizes certain information relative to these borrowings:

	2007	2006
	(In thousands)

Outstanding at end of year	$283,400	$201,079
Weighted average interest rate at year end	4.21%	4.40%
Maximum amount outstanding as of any month end	$317,118	$294,599
Average amount outstanding	268,639	226,369
Approximate weighted average rate during the year	4.21%	4.59%

At December 31, 2007, securities sold under agreements to repurchase are summarized below:

			Collateral
			U.S. Government-Sponsored
			Entities Obligations and
			Mortgage-Backed
			Securities
	Repurchase	Weighted Average	Amortized
Original Term	Liability	Interest Rate	Cost	Fair Value
	(In thousands)

Over 3 years	$283,400	4.21%	$295,836	$295,710

MIDWEST BANC HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 13 —	Advances from the Federal Home Loan Bank

Advances from the Federal Home Loan Bank are summarized as follows:

	December 31,
	2007		2006
	Weighted Average		Weighted Average
	Rate	Amount	Rate	Amount
	(In thousands)

Advances from the Federal Home Loan Bank due
2008	4.80%	$3,500	—%	$—
2009	4.16	4,939	4.16	4,883
2010	4.99	100,000	4.51	150,000
2011	4.65	25,000	4.85	75,000
2012	—	—	—	—
Thereafter	4.20	190,000	4.37	90,000

Total	4.49%	$323,439	4.54%	$319,883

At December 31, 2007, the Federal Home Loan Bank advances have various call provisions ranging from three months to two years. Various securities are pledged as collateral as discussed in Note 5 — Securities. In addition, the Company has collateralized the advances with a blanket lien arrangement at December 31, 2007 and 2006.

Note 14 —	Junior Subordinated Debentures

At December 31, 2007, the Company had $60.7 million in junior subordinated debentures owed to unconsolidated trusts that were formed to issue trust preferred securities at December 31, 2007. The trust preferred securities offerings were pooled private placements exempt from registration under the Securities Act pursuant to Section 4(2) thereunder. The Company has provided a full, irrevocable, and unconditional subordinated guarantee of the obligations of these trusts under the preferred securities. The Company is obligated to fund dividends on these securities before it can pay dividends on shares of its common stock and preferred stock.

The following table details the unconsolidated trusts and their common and trust preferred securities:

		December 31,			Mandatory	Optional
Issuer	Issue Date	2007	2006	Rate	Redemption Date	Redemption Date

MBHI Capital Trust II	October 29, 2002	$—	$15,464	LIBOR+3.45%	November 7, 2032	November 7, 2007
MBHI Capital Trust III	December 19, 2003	9,279	9,279	LIBOR+3.00%	December 30, 2033	December 30, 2008
MBHI Capital Trust IV	December 19, 2003	10,310	10,310	LIBOR+2.85%	January 23, 2034	January 23, 2009
MBHI Capital Trust V	June 7, 2005	20,619	20,619	LIBOR+1.77%	June 15, 2035	June 15, 2010
Royal Capital Trust I	April 30, 2004	10,206	10,140	6.62% until July 23, 2009;	July 23, 2034	July 23, 2009
				then LIBOR+2.75%
Northwest Suburban
Capital Trust I	May 18, 2004	10,310	—	LIBOR+2.70%	July 23, 2034	July 23, 2009

Total		$60,724	$65,812

The Company acquired $10.3 million in junior subordinated debentures at LIBOR plus 2.70% through the acquisition of Northwest Suburban effective October 1, 2007 and redeemed $15.5 million in junior subordinated debentures at LIBOR plus 3.45% on November 7, 2007.

MIDWEST BANC HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 15 —	Notes Payable

Notes payable at December 31, 2007 consisted of a revolving line of credit and a term note loan in the amounts of $2.5 million and $70.0 million, respectively.

The Company has credit agreements with a correspondent bank, which provides the Company with a revolving line of credit with a maximum availability of $25.0 million and a term note of $75.0 million. The revolving line of credit has an initial rate of one-month LIBOR plus 115 basis points and matures on April 3, 2008. At December 31, 2007, the revolving line of credit had a rate of 6.39%. During the fourth quarter of 2007, the Company utilized the proceeds from the $75.0 million term note to pay for the cash requirements of the Northwest Suburban acquisition. The Company repaid $5.0 million of the term note in December 2007. The term note has an initial rate of one-month LIBOR plus 140 basis points and matures on September 28, 2010. At December 31, 2007, the term note had a rate of 6.64%.

The revolving line of credit and term notes include the following covenants at December 31, 2007: (1) the Bank must not have nonperforming loans in excess of 3.00% of total loans, (2) the Bank must report a quarterly profit, excluding charges related to acquisitions, and (3) the Bank must remain well capitalized. The Company has complied with all three of these debt covenants at December 31, 2007.

Note 16 —	Preferred Stock

In December 2007, the Company raised $41.4 million in new equity capital, net of issuance costs, through an offering of 1,725,000 depositary shares each representing 1/100th of a share of its Series A noncumulative redeemable convertible perpetual preferred stock, at $25.00 per depositary share. The depositary shares have a dividend rate of 7.75% per annum of the stated liquidation preference, which is initially equivalent to $1.937500 per year and $0.484375 per quarter per depositary share. Dividends are noncumulative and are payable if, when and as declared by the Company’s board of directors.

The depositary shares are convertible, at the option of the holder, at any time into the number of shares of the Company’s common stock equal to $25.00 divided by the conversion price then in effect. The depositary shares are convertible, at the option of the Company, on or after the fifth anniversary of the issue date, into the number of shares of the Company’s common stock equal to $25.00 divided by the conversion price then in effect. The current conversion price is $15.00. The Company may exercise this conversion option only if its common stock price equals or exceeds 130% of the then prevailing conversion price for at least 20 trading days in a period of 30 consecutive trading days and the Company has paid full dividends on the depositary shares for four consecutive quarters.

The depositary shares are redeemable, at the option of the Company, on or after the fifth anniversary of the issue date, for $25.00 per share, plus declared and unpaid dividends, if any, provided that the payment of dividends for prior periods has been approved by the Federal Reserve Board.

The preferred stock outstanding has preference over the Company’s common stock with respect to the payment of dividends and distribution of the Company’s assets in the event of a liquidation or dissolution. The holders of preferred stock have no voting rights, except in certain circumstances.

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

Quantitative measures established by regulation to ensure capital adequacy require banks and bank holding companies to maintain minimum amounts and ratios of total and Tier 1 capital to risk-weighted assets and Tier 1

MIDWEST BANC HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

capital to average assets. If a bank does not meet these minimum capital requirements, as defined, bank regulators can initiate certain actions that could have a direct material effect on the bank’s financial statements. Management believes that, as of December 31, 2007 and 2006, the Company and the Bank met all capital adequacy requirements to which they were subject.

As of December 31, 2007, the most recent Federal Deposit Insurance Corporation notification categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the institution’s categories. To be categorized as well capitalized, banks must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios.

The risk-based capital information for the Company is as follows:

	December 31,	December 31,
	2007	2006
	(In thousands)

Risk-weighted assets	$2,811,423	$2,237,305
Average assets	3,721,444	2,946,366
Capital components:
Stockholders’ equity	$375,164	$287,242
Plus: Guaranteed trust preferred securities	59,000	64,000
Less: Core deposit and other intangibles, net	(17,044)	(11,273)
Less: Goodwill	(160,407)	(79,488)
Plus: Unrealized losses on securities, net of tax	13,917	6,273
Less: Unrealized losses on equity securities, net of tax	(11,768)	—

Tier I capital	258,862	266,754
Allowance for loan losses	26,748	23,229
Reserve for unfunded commitments	233	—
Unrealized gains on equity securities, net of tax	—	175

Total risk-based capital	$285,843	$290,158

MIDWEST BANC HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The actual capital amounts and ratios for the Company and the Bank are presented in the following table:

			Minimum Required
			For Capital		To Be Well
	Actual		Adequacy Purposes		Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)

As of December 31, 2007
Total Capital (to risk-weighted assets)
Company	$285,843	10.2%	$224,814	8.0%	n/a	n/a
Bank	351,352	12.6	223,959	8.0	279,949	10.0
Tier 1 Capital (to risk-weighted assets)
Company	258,862	9.2	112,457	4.0	n/a	n/a
Bank	324,370	11.6	111,980	4.0	167,969	6.0
Tier 1 Capital (to average assets)
Company	258,862	7.0	148,858	4.0	n/a	n/a
Bank	324,370	8.7	148,407	4.0	185,508	5.0
As of December 31, 2006
Total Capital (to risk-weighted assets)
Company	$290,158	13.0%	$178,984	8.0%	n/a	n/a
Bank	272,619	12.2	178,113	8.0	222,641	10.0
Tier 1 Capital (to risk-weighted assets)
Company	266,754	11.9	89,492	4.0	n/a	n/a
Bank	249,214	11.2	89,056	4.0	133,584	6.0
Tier 1 Capital (to average assets)
Company	266,754	9.1	117,855	4.0	n/a	n/a
Bank	249,214	8.5	117,140	4.0	146,425	5.0

Note 18 —	Fair Value of Financial Instruments

The fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. The methods and assumptions used to determine fair values for each class of financial instrument are presented below.

The carrying amount is equivalent to the estimated fair value for cash and cash equivalents, federal funds purchased, Federal Reserve Bank and Federal Home Loan Bank stock, accrued interest receivable and payable, due from and to broker, noninterest-bearing deposits, short-term borrowings, and variable rate loans, interest-bearing deposits, or notes payable that reprice frequently and fully. The fair value of securities and derivatives, including swaps, are based on market prices or dealer quotes, and if no such information is available, on the rate and term of the item or information about the issuer. For fixed rate loans or deposits and for variable rate loans or deposits with infrequent repricing or repricing limits, and securities sold under agreements to repurchase, fair value is based on discounted cash flows using current market rates applied to the estimated life and credit risk. Fair values for impaired loans are estimated using discounted cash flow analysis or underlying collateral values. The fair value of fixed rate debt is based on current rates for similar financing. The fair value of off-balance-sheet items, loan commitments, is not material.

MIDWEST BANC HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The estimated fair values of the Company’s financial instruments were as follows:

	December 31,
	2007		2006
	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value
	(In thousands)

Financial assets
Cash and cash equivalents	$84,499	$84,499	$100,532	$100,532
Securities available-for-sale	710,881	710,881	589,981	589,981
Securities held-to-maturity	37,601	36,912	45,931	44,687
Federal Reserve Bank and Federal Home Loan Bank stock	29,264	29,264	23,592	23,592
Loans held for sale	—	—	2,672	2,672
Loans, net of allowance for loan losses	2,447,579	2,452,466	1,923,587	1,914,196
Accrued interest receivable	14,519	14,519	12,331	12,331
Financial liabilities
Deposits
Noninterest-bearing	321,317	321,317	276,381	276,381
Interest-bearing	2,136,831	2,000,618	1,681,429	1,682,140
Federal funds purchased	81,000	81,000	66,000	66,000
Securities sold under agreements to repurchase	283,400	305,394	201,079	197,214
Advances from Federal Home Loan Bank	323,439	339,108	319,883	323,259
Junior subordinated debentures	60,724	61,154	65,812	65,960
Notes payable	72,500	72,500	—	—
Accrued interest payable	11,014	11,014	8,023	8,023
Due to broker	1,539	1,539	—	—

The remaining other assets and liabilities of the Company are not considered financial instruments and are not included in the above disclosures.

There is no readily available market for a significant portion of the Company’s financial instruments. Accordingly, fair values are based on various factors relative to expected loss experience, current economic conditions, risk characteristics, and other factors. The assumptions and estimates used in the fair value determination process are subjective in nature and involve uncertainties and significant judgment and, therefore, fair values cannot be determined with precision. Changes in assumptions could significantly affect these estimated values.

MIDWEST BANC HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 19 —	Off-Balance-Sheet Risk and Concentrations of Credit Risk

In the normal course of business and to meet financing needs of customers, the Company is a party to financial instruments with off-balance-sheet risk. Since many commitments to extend credit expire without being used, the amounts below do not necessarily represent future cash commitments. These financial instruments include lines of credit, letters of credit, and commitments to extend credit. These are summarized as of December 31, 2007 as follows:

	Amount of Commitment Expiration Per Period
	Within			After
	1 Year	1-3 Years	4-5 Years	5 Years	Total
	(In thousands)

Lines of credit:
Commercial real estate	$172,355	$33,859	$11,907	$307	$218,428
Consumer real estate	42,943	30,395	42,725	49,444	165,507
Consumer	—	—	—	2,213	2,213
Commercial	259,149	6,120	1,467	2,867	269,603
Letters of credit	39,873	23,496	2,602	—	65,971
Commitments to extend credit	97,365	—	—	—	97,365

Total commercial commitments	$611,685	$93,870	$58,701	$54,831	$819,087

At December 31, 2007, commitments to extend credit included $31.1 million of fixed rate loan commitments. These commitments are due to expire within 30 to 90 days of issuance and have rates ranging from 5.75% to 9.50%. Substantially all of the unused lines of credit are at adjustable rates of interest.

In the normal course of business, the Company is involved in various legal proceedings. In the opinion of management, any liability resulting from such proceedings would not have a material adverse effect on the Company’s financial position or results of operations.

Note 20 —	Derivative Instruments

As of December 31, 2007 and 2006, the Company did not have any outstanding derivatives. In January 2005, the Company terminated U.S. Treasury 10-year note futures contracts with a notional value of $290.0 million at a gain of $336,000. The Company also terminated spread lock swap agreements with a notional value of $247.0 million in January 2005 at a loss of $425,000. The respective gain and loss on the futures contracts and spread lock swap agreements, all of which were stand-alone derivatives, were reflected in net trading profits. In the second quarter of 2005, the Company terminated interest rate swaps with a notional value of $121.5 million used to convert its FHLB advance fixed rate debt to floating rate debt. The resulting loss of $3.6 million was included in the loss on extinguishment of debt.

The Company bought and sold various put and call options with terms less than 90 days on U.S. Treasury and government-sponsored entities obligations, mortgage-backed securities, and futures contracts during 2005. These were stand-alone derivatives that were carried at their estimated fair value with the corresponding gain or loss recorded in net trading profits or losses.

Note 21 —	Stock Compensation and Restricted Stock Awards

Under the Company’s Stock and Incentive Plan (the “Plan”), officers, directors, and key employees may be granted incentive stock options to purchase the Company’s common stock at no less than 100% of the market price on the date the option is granted. Options can be granted to become exercisable immediately or in installments of 25% a year on each of the first through the fourth anniversaries of the grant date or may be issued subject to performance targets. In all cases, the options have a maximum term of ten years. The Plan also permits the issuance

MIDWEST BANC HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

of nonqualified stock options, stock appreciation rights, restricted stock, and restricted stock units. The Plan authorizes a total of 3,900,000 shares for issuance. There are 2,002,729 shares remaining for issuance under the Plan at December 31, 2007. In the past, the Company has issued treasury shares in conjunction with the exercise of stock options or grants of restricted stock. Beginning in 2006, it became the Company’s policy to issue new shares of its common stock in conjunction with the exercise of stock options or grants of restricted stock.

During 2007, 36,443 employee stock options were exercised at an average price of $10.38. The Company received $378,000 in cash and realized a tax benefit of $54,000. Total employee stock options outstanding at December 31, 2007 were 479,152 with exercise prices ranging between $8.83 and $22.03, or a weighted average exercise price of $14.03, and expiration dates between 2008 and 2015. No stock options were granted in 2007 or 2006.

Information about option grants follows:

		Weighted Average	Weighted Average
	Number of	Exercise Price	Grant-Date Fair
	Options	Per Share	Value Per Share

Outstanding at December 31, 2004	1,115,086	$12.88	$3.42
Granted during 2005	30,500	19.43	5.50
Exercised during 2005	(397,051)	11.02	3.43
Forfeited during 2005	(60,593)	17.57	6.15

Outstanding at December 31, 2005	687,942	13.83	4.57
Granted during 2006	—	—	—
Exercised during 2006	(151,894)	13.03	4.26
Forfeited during 2006	(19,000)	18.46	6.82

Outstanding at December 31, 2006	517,048	13.90	4.58
Granted during 2007	—	—	—
Exercised during 2007	(36,443)	10.38	3.19
Forfeited during 2007	(1,453)	15.21	5.57

Outstanding at December 31, 2007	479,152	14.03	4.63

Options exercisable at year end are as follows:

		Weighted Average
	Number of	Exercise Price
	Options	Per Share

2005	588,190	$13.18
2006	475,548	13.45
2007	451,652	13.70

Options outstanding at December 31, 2007 were as follows:

	Outstanding
		Weighted Average	Exercisable
		Remaining		Weighted Average
Range of Exercise Price	Number	Contractual Life	Number	Exercise Price

$8.83-10.59	188,702	2.60	188,072	$9.67
$10.75-14.90	145,830	2.77	145,830	13.37
$18.34-22.03	145,250	6.33	117,750	20.56

Outstanding at year end	479,152	3.78	451,652	13.70

MIDWEST BANC HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

At December 31, 2007, the aggregate intrinsic value of the options outstanding and exercisable were $2.2 million and $2.1 million, respectively. The total intrinsic value of options exercised during the years ended December 31, 2007, 2006, and 2005 was $116,000, $647,000, and $1.4 million, respectively.

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

For the years ended December 31, 2007 and 2006, employee compensation expense related to stock options was $22,000 and $264,000, respectively. The total compensation cost related to nonvested stock options not yet recognized was $54,000 at December 31, 2007 and the weighted average period over which this cost is expected to be recognized is 30 months.

No stock-based compensation cost is reflected in net income of periods prior to 2006. The following table illustrates the effect on net income and earnings per share if expense was measured using the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation.”

Year Ended
December 31,
2005
(In thousands,
except per
share data)

Net income as reported	$5,944
Deduct: Stock-based compensation expense determined under fair value-based method, net of tax	583

Pro forma net income	$5,361

Basic earnings per share from continuing operations as reported	$0.30
Pro forma basic earnings per share	0.27
Diluted earnings per share from continuing operations as reported	0.30
Pro forma diluted earnings per share	0.27

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

MIDWEST BANC HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

vesting of these options was to eliminate future compensation expense the Company otherwise would recognize in its consolidated income statement under the requirements of SFAS No. 123(R). The pro forma amount for 2005 in the table above includes $226,000, after-tax, relating to these options.

Under the Plan, officers, directors, and key employees may also be granted awards of restricted shares of the Company’s common stock. Holders of restricted shares are entitled to receive cash dividends paid to the Company’s common stockholders and have the right to vote the restricted shares prior to vesting. The existing restricted share grants vest over various time periods not exceeding five years and some may be accelerated subject to achieving certain performance targets. Compensation expense for the restricted shares equals the market price of the related stock at the date of grant and is amortized on a straight-line basis over the vesting period assuming certain performance targets are met when applicable. All restricted shares had a grant-date fair value equal to the market price of the underlying common stock at date of grant.

Information about restricted share grants follows:

	Number of	Weighted Average
	Restricted	Grant-Date Fair Value
	Shares	Per Share

Outstanding at December 31, 2004	150,000	$18.71
Granted	64,700	19.53
Vested	(35,000)	18.88
Forfeited	(1,000)	19.43

Outstanding at December 31, 2005	178,700	18.97
Granted	347,179	22.61
Vested	(36,000)	18.97
Forfeited	(9,250)	19.43

Outstanding at December 31, 2006	480,629	21.59
Granted	59,700	14.99
Vested	(84,709)	20.85
Forfeited	(7,226)	20.77

Outstanding at December 31, 2007	448,394	20.87

For the years ended December 31, 2007, 2006, and 2005, the Company recognized $3.1 million, $2.2 million, and $873,000, respectively, in compensation expense related to the restricted stock grants. The Company realized a tax benefit of $58,000 and $46,000 for the years ended December 31, 2007 and 2006, respectively, and none for the year ended December 31, 2005. The total fair value of shares outstanding was $9.4 million as of December 31, 2007. The total fair value of shares vested during the years ended December 31, 2007, 2006, and 2005 was $1.8 million, $683,000, and $661,000, respectively. The total compensation cost related to nonvested restricted shares not yet recognized was $5.7 million at December 31, 2007 and the weighted average period over which this cost is expected to be recognized is 33 months.

Note 22 —	Other Employee Benefit Plans

The Company maintains a 401(k) plan covering substantially all employees. Eligible employees may elect to make tax deferred contributions within a specified range of their compensation as defined in the plan. The Company contributes 1% more than the employee’s contribution up to a maximum 5% employer contribution. Contributions to the plan are expensed currently and were $1.1 million, $812,000, and $635,000 for the years ended December 31, 2007, 2006, and 2005, respectively.

MIDWEST BANC HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company and various members of senior management have entered into a Supplemental Executive Retirement Plan (“SERP”). The SERP provides for guaranteed payments, based on a percentage of the individual’s final salary, for 15 years after age 65. The benefit amount is reduced if the individual retires prior to age 65. The liability is being accrued over the vesting period. Expense of $1.1 million, $451,000, and $343,000 was recorded for the years ended December 31, 2007, 2006, and 2005 and has been included in salaries and employee benefits expense in the statements of income.

The Company has purchased life insurance policies on various members of management. The Company is the beneficiary of these life insurance policies, which have an aggregate death benefit of approximately $217.4 million at December 31, 2007. In addition, the policies had aggregate cash surrender values of approximately $81.2 million at December 31, 2007 and $65.2 million at December 31, 2006.

Note 23 —	Income Taxes

The provision for income taxes from continuing operations consists of the following:

	Year Ended December 31,
	2007	2006	2005
	(In thousands)

Current
Federal	$2,923	$7,307	$(9,010)
State	—	—	—
Deferred	323	(5,885)	2,685

Total provision (benefit) for income taxes	$3,246	$1,422	$(6,325)

The difference between the provision for income taxes in the consolidated financial statements and amounts computed by applying the current federal statutory income tax rate of 35% to income before income taxes is reconciled as follows:

	Year Ended December 31,
	2007		2006		2005
	(Dollars in thousands)

Income taxes computed at the statutory rate	$7,638	35.0%	$6,709	35.0%	$(2,770)	(35.0)%
Tax-exempt interest income on securities and loans	(771)	(3.5)	(1,171)	(6.1)	(563)	(7.1)
General business credits	(643)	(2.9)	(665)	(3.5)	(255)	(3.2)
State income taxes, net of federal tax benefit due to state operating loss	(1,027)	(4.7)	(676)	(3.5)	(952)	(12.0)
Income tax reserve adjustment	—	—	(591)	(3.1)	—	—
Life insurance cash surrender value increase, net of premiums	(1,072)	(4.9)	(838)	(4.4)	(615)	(7.8)
Life insurance death benefit	—	—	—	—	(276)	(3.5)
Dividends received deduction	(1,214)	(5.6)	(1,106)	(5.8)	(868)	(11.0)
Nondeductible meals and entertainment	45	0.2	27	0.2	13	0.2
Annuity proceeds	267	1.2	—	—	—	—
Merger related expenses	—	—	(278)	(1.5)	—	—
Stock based compensation, net	—	—	56	0.3	—	—
Other	23	0.1	(45)	(0.2)	(39)	(0.5)

Total provision (benefit) for income taxes	$3,246	14.9%	$1,422	7.4%	$(6,325)	(79.9)%

MIDWEST BANC HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The net deferred tax asset, included in other assets in the accompanying consolidated balance sheets, consisted of the following components:

	December 31,
	2007	2006
	(In thousands)

Gross deferred tax assets
Unrealized loss on securities available-for-sale	$8,742	$4,127
Allowance for loan losses	10,519	9,232
Deferred compensation	3,116	1,583
Net operating loss carryforward	3,999	5,278
Income from partnerships	51	58
Deferred tax credits	786	2,101
Nonaccrual loan interest	2,326	1,236
Capital loss	—	293
Foreclosed properties writedowns	—	966

Total gross deferred tax assets	29,539	24,874

Gross deferred tax liabilities
Depreciation	(1,087)	(1,582)
FHLB stock dividends	(1,536)	(1,499)
Amortizing intangible assets	(5,960)	(4,043)
Other	(810)	(630)

Total gross deferred tax liabilities	(9,393)	(7,754)

Net deferred tax asset	$20,146	$17,120

As of December 31, 2007 and 2006, the Company believes it is more likely than not that deferred tax assets will be realized and, therefore, no allowance was considered necessary.

The unrecognized tax benefits at December 31, 2007 were as follows:

Unrecognized
Income
Tax Benefits
(In thousands)

Balance, at beginning of period	$1,238
Current year additions	481
Prior year reductions	(168)
Reductions due to statute of limitations	(429)

Balance, at end of period	$1,122

The Company adopted the provisions of FIN No. 48, “Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109,” on January 1, 2007. The adoption of this standard did not have an impact on the Company’s consolidated financial position and results of operations. The Company recognizes interest accrued related to unrecognized tax benefits in income tax expense and penalties, if any, in income tax expense. As of the date of adoption, the Company had approximately $20,000 of interest accrued for potential income tax exposures and $526,000 of unrecognized tax benefits that, if recognized, would affect the effective tax rate and $429,000 of unrecognized tax benefits that, if recognized, would not affect the effective tax rate, for a total of $955,000 of unrecognized tax benefits net of the federal income tax effect on state income taxes. During the year

MIDWEST BANC HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

ended December 31, 2007, the Company recognized approximately $20,000 in interest expense. At December 31, 2007, the Company had approximately $40,000 of interest accrued for potential income tax exposures and $729,000 of unrecognized tax benefits that, if recognized, would affect the effective tax rate. This is less than the total amount of unrecognized tax benefits disclosed in the table above because the unrecognized benefits relate to state tax matters.

On January 3, 2003, the Company purchased Big Foot Financial Corp. As a result of the acquisition, the Company had various unrecognized tax benefits related to the acquisition. These unrecognized tax benefits were recognized in the first quarter of 2007, when the statute of limitations for IRS audit of the final short period return closed. These unrecognized tax benefits, totaling $429,000, were credited to a core deposit intangible created at the acquisition. There were no other material changes in the unrecognized tax benefits.

The Company is currently being audited by the Illinois Department of Revenue for the years 2003 through 2005. It is thus reasonably possible that the gross balance of unrecognized tax benefits may change within the next twelve months. The Company anticipates that it is reasonably possible within twelve months of December 31, 2007, that unrecognized tax benefits of up to $330,000 could be realized related to a single issue common to Illinois banks, but the Company does not anticipate any adjustments that would result in a significant change to its financial position. An Internal Revenue Service audit for the years 2002 to 2005 was completed during the second quarter of 2007 and there were no changes made to the reported tax amounts for those years. Years that remain subject to examination include 2006 to present for Federal, 2003 to present for Illinois, 2005 to present for Indiana, and 2004 and subsequent years for Federal and Illinois for various acquired entities.

MIDWEST BANC HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 24 —	Earnings Per Share

	Year Ended December 31,
	2007	2006	2005
	(In thousands, except per share data)

Income (loss) from continuing operations	$18,577	$17,746	$(1,589)
Income from discontinued operations	—	—	7,533

Net income	18,577	17,746	5,944
Preferred stock dividends	(204)	—	—

Net income available to common stockholders	$18,373	$17,746	$5,944

Weighted average common shares outstanding	25,426	23,348	19,573

Basic earnings per share from continuing operations	$0.72	$0.76	$(0.08)

Basic earnings per share from discontinued operations	$—	$—	$0.38

Basic earnings per share	$0.72	$0.76	$0.30

Weighted average common shares outstanding	25,426	23,348	19,573
Dilutive effect of stock options(1)	98	200	234
Dilutive effect of restricted stock(1)	56	242	38

Diluted average common shares	25,580	23,790	19,845

Diluted average common shares — continuing operations(1)	25,580	23,790	19,573

Diluted average common shares — discontinued operations(1)	—	—	19,845

Diluted earnings per share from continuing operations	$0.72	$0.75	$(0.08)

Diluted earnings per share from discontinued operations	$—	$—	$0.38

Diluted earnings per share	$0.72	$0.75	$0.30

(1)	No dilutive shares from stock options or restricted stock were included in the computation of diluted earnings per share for any period there was a loss from continuing or discontinued operations.

Options to purchase 117,750 shares at a weighted average exercise price of $20.56 and 92,500 shares at $22.03 were not included in the computation of diluted earnings per share for the years ended December 31, 2007 and 2005, respectively, because the options’ exercise price was greater than the average market price of the common stock and the options were, therefore, anti-dilutive. Because of the anti-dilutive effect, the shares that would be issued if the Series A noncumulative redeemable convertible perpetual preferred stock were converted are not included in the computation of diluted earnings per share for the year ended December 31, 2007.

MIDWEST BANC HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 25 —	Other Comprehensive Income

Changes in other comprehensive income or loss components and related taxes are as follows:

	Year Ended December 31,
	2007	2006	2005
	(In thousands)

Unrealized holding losses on securities available-for-sale	$(12,221)	$(2,063)	$(5,710)
Reclassification adjustment for (gains) losses recognized in income from continuing operations	(32)	153	17,440
Reclassification adjustment for losses recognized in income from discontinued operations	—	—	2,982
Accretion of unrealized gains on securities transferred from available-for-sale to held-to-maturity	(7)	(7)	(40)

Net unrealized gains (losses)	(12,260)	2,209	14,672
Tax effect	4,616	(876)	(5,821)

Other comprehensive (loss) income	$(7,644)	$1,333	$8,851

Note 26 —	Parent Company Financial Statements

The following are condensed balance sheets and statements of income and cash flows for the Company, without subsidiaries:

CONDENSED BALANCE SHEETS

	December 31,
	2007	2006
	(In thousands)

ASSETS
Cash and cash equivalents	$2,118	$15,291
Investment in subsidiaries with continuing operations	501,292	335,668
Other assets	10,010	8,588

Total assets	$513,420	$359,547

LIABILITIES AND STOCKHOLDERS’ EQUITY
Junior subordinated debentures	$60,724	$65,812
Notes payable	72,500	—
Other liabilities	5,032	6,493

Total liabilities	138,256	72,305
Stockholders’ equity	375,164	287,242

Total liabilities and stockholders’ equity	$513,420	$359,547

MIDWEST BANC HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED STATEMENTS OF INCOME

	Year Ended December 31,
	2007	2006	2005
	(In thousands)

Operating income
Dividends from continuing subsidiaries	$4,032	$10,477	$3,346
Fees from continuing subsidiaries	1,103	1,000	1,897
Noninterest income	(162)	240	59
Interest expense	(6,645)	(4,741)	(3,801)
Noninterest expense	(3,330)	(5,662)	(6,733)

Income (loss) before income taxes and equity in undistributed income of continuing subsidiaries	(5,002)	1,314	(5,232)
Income tax benefit	3,377	3,904	3,434
Equity in undistributed income of continuing subsidiaries	20,202	12,528	209

Income (loss) from continuing operations	18,577	17,746	(1,589)
Income from discontinued operations	—	—	7,533

Net income	$18,577	$17,746	$5,944

MIDWEST BANC HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2007	2006	2005
	(In thousands)

Cash flows from continuing operating activities
Net income	$18,577	$17,746	$5,944
(Income) loss from discontinued operations	—	—	(7,533)
Adjustments to reconcile net income to net cash provided by (used in) continuing operating activities
Equity in undistributed income of continuing subsidiaries	(20,202)	(12,528)	(209)
Depreciation	70	85	101
Amortization of stock-based compensation	22	2,501	873
Amortization of intangibles	67	34	—
Change in other assets	2,971	(159)	(171)
Change in other liabilities	(3,766)	3,752	(1,517)

Net cash (used in) provided by continuing operating activities	(2,261)	11,431	(2,512)

Cash flows from continuing investing activities
Cash paid, net of cash and cash equivalents in acquisition	(67,557)	(65,286)	—
Investment in continuing subsidiaries	(20,000)	—	(15,200)
Property and equipment expenditures	(75)	(17)	(39)
Disposition of subsidiary	—	—	35,621

Net cash (used in) provided by continuing investing activities	(87,632)	(65,303)	20,382

Cash flows from continuing financing activities
Issuance of junior subordinated debentures, net of debenture issuance costs	—	—	20,619
Payments of junior subordinated debentures	(15,000)	—	(20,619)
Proceeds from notes payable	92,500	—	2,000
Repayments on notes payable	(20,000)	—	(2,000)
Cash common dividends paid	(13,003)	(11,439)	(9,164)
Cash preferred dividends paid	(204)	—	—
Issuance of common stock	—	—	68,453
Issuance of preferred stock	41,441	—	—
Repurchase of common stock	(9,392)	(4,770)	—
Proceeds from issuance of common and treasury stock under stock option plan	378	1,983	4,374

Net cash (used in) provided by continuing financing activities	(76,720)	(14,226)	63,663

Cash flows from discontinued operations
Net cash provided by operating activities of discontinued operations	—	—	187
Net cash used in investing activities of discontinued operations	—	—	(1,000)

Net cash used in discontinued operations	—	—	(813)

(Decrease) increase in cash and cash equivalents	(13,173)	(68,098)	80,720
Cash and cash equivalents at beginning of year	15,291	83,389	2,669

Cash and cash equivalents at end of year	$2,118	$15,291	$83,389

MIDWEST BANC HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 27 —	Quarterly Results of Operations (Unaudited)

	Three Months Ended,				Year Ended,
2007	March 31	June 30	September 30	December 31	December 31
	(In thousands, except per share data)

Interest income	$44,766	$46,492	$47,174	$55,437	$193,869
Interest expense	25,706	26,523	26,827	32,181	111,237

Net interest income	19,060	19,969	20,347	23,256	82,632
Provision for loan losses	645	1,036	1,800	1,410	4,891
Noninterest income	3,720	3,896	3,700	4,161	15,477
Noninterest expense	17,081	16,644	16,245	21,425	71,395

Income before income taxes	5,054	6,185	6,002	4,582	21,823
Provision for income taxes	642	1,078	1,166	360	3,246

Net income	4,412	5,107	4,836	4,222	18,577

Preferred stock dividends	—	—	—	(204)	(204)

Net income available to common stockholders	$4,412	$5,107	$4,836	$4,018	$18,373

Earnings per common share(a)
Basic	$0.18	$0.21	$0.20	$0.14	$0.72
Diluted	0.18	0.21	0.20	0.14	0.72

	Three Months Ended,				Year Ended,
2006	March 31	June 30	September 30	December 31	December 31
	(In thousands, except per share data)

Interest income	$33,359	$35,290	$45,903	$44,710	$159,262
Interest expense	16,198	17,737	24,510	25,535	83,980

Net interest income	17,161	17,553	21,393	19,175	75,282
Provision for loan losses	—	5,000	1,550	5,500	12,050
Noninterest income	3,013	3,601	4,147	3,790	14,551
Noninterest expense	11,885	13,041	17,194	16,495	58,615

Income before income taxes	8,289	3,113	6,796	970	19,168
Provision (benefit) for income taxes	2,348	223	814	(1,963)	1,422

Net income	$5,941	$2,890	$5,982	$2,933	$17,746

Earnings per common share(a)
Basic	$0.27	$0.13	$0.24	$0.12	$0.76
Diluted	0.27	0.13	0.24	0.12	0.75

(a)	Earnings per share for the quarters and fiscal years have been calculated separately. Accordingly, quarterly amounts may not add to the annual amounts because of differences in the average common shares outstanding during each period.

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of Midwest Banc Holdings, Inc.:

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Midwest Banc Holdings, Inc. and its subsidiaries at December 31, 2007 and December 31, 2006, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2007 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting under Item 9A. Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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
March 14, 2008