Form 10-Q
period 2008-03-31
MIDWEST BANC HOLDINGS INC
filed 2008-05-12
CIK 1051379

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2008
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
     Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes   ☑     No   ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
     Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes   ☐     No   ☑
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 9, 2008
Common, par value $0.01	27,855,294

MIDWEST BANC HOLDINGS, INC.
Form 10-Q

Page Number
PART I

Item 1. Financial Statements	1
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	18
Item 3. Quantitative and Qualitative Disclosures About Market Risk	41
Item 4. Controls and Procedures	42

PART II

Item 1. Legal Proceedings	46
Item 1A. Risk Factors	46
Item 2. Unregistered Sale of Equity Securities and Use of Proceeds	46
Item 3. Defaults upon Senior Securities	46
Item 4. Submission of Matters to a Vote of Security Holders	46
Item 5. Other Information	47
Item 6. Exhibits	47
Signature Page	51
Second Amendment to Employment Agreement
Second Amendment to the Amended and Restated Employment Agreement
Agreement of Purchase and Sale
First Amendment to Real Estate Purchase Agreement
Post-Closing Occupancy Agreement
Amendment to Loan Agreement
Second Amendment of Loan Agreement
Management Incentive Plan
Rule 13a-14(a) Certification of Principal Executive Officer
Rule 13a-14(a) Certification of Principal Financial Officer
Certification Pursuant to Section 906

i

MIDWEST BANC HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS (Unaudited)
(In thousands, except for share data)

	March 31,	December 31,
	2008	2007
ASSETS
Cash	$71,080	$70,111
Federal funds sold and other short-term investments	31,415	14,388

Total cash and cash equivalents	102,495	84,499
Securities available-for-sale (securities pledged to creditors: $416,475 at March 31, 2008 and $295,710 at December 31, 2007)	737,089	710,881
Securities held-to-maturity (fair value: $32,406 at March 31, 2008 and $36,912 at December 31, 2007)	32,674	37,601

Total securities	769,763	748,482
Federal Reserve Bank and Federal Home Loan Bank stock, at cost	29,264	29,264
Loans	2,467,701	2,474,327
Allowance for loan losses	(20,344)	(26,748)

Net loans	2,447,357	2,447,579
Cash surrender value of life insurance	82,024	81,166
Premises and equipment, net	38,232	41,821
Foreclosed properties	2,527	2,220
Core deposit and other intangibles, net	16,454	17,044
Goodwill	160,407	160,407
Other assets	81,923	80,300

Total assets	$3,730,446	$3,692,782

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Deposits
Noninterest-bearing	$313,727	$321,317
Interest-bearing	2,090,985	2,136,831

Total deposits	2,404,712	2,458,148
Federal funds purchased	184,500	81,000
Securities sold under agreements to repurchase	394,764	283,400
Advances from the Federal Home Loan Bank	190,000	323,439
Junior subordinated debentures	60,741	60,724
Subordinated debt	15,000	—
Notes payable	61,500	72,500
Due to broker	—	1,539
Other liabilities	38,073	36,868

Total liabilities	3,349,290	3,317,618

Commitments and contingencies (see note 8)

Stockholders’ Equity
Preferred stock, $0.01 par value, $2,500 liquidation preference, 1,000,000 shares authorized; 17,250 shares issued and outstanding at March 31, 2008 and December 31, 2007	—	—
Common stock, $0.01 par value, 64,000,000 shares authorized; 29,499,011 shares issued and 27,838,794 outstanding at March 31, 2008 and 29,275,687 shares issued and 27,803,794 outstanding at December 31, 2007	295	293
Additional paid-in capital	301,633	300,762
Retained earnings	92,810	102,762
Accumulated other comprehensive income (loss)	1,154	(13,917)
Treasury stock, at cost (1,660,217 shares at March 31, 2008 and 1,471,893 shares at December 31, 2007)	(14,736)	(14,736)

Total stockholders’ equity	381,156	375,164

Total liabilities and stockholders’ equity	$3,730,446	$3,692,782

See accompanying notes to unaudited consolidated financial statements.

MIDWEST BANC HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
For the three months ended March 31, 2008 and 2007
(In thousands, except per share data)

	2008	2007
Interest Income
Loans	$40,806	$36,058
Loans held for sale	—	30
Securities
Taxable	9,060	7,563
Exempt from federal income taxes	598	700
Dividend income from Federal Reserve Bank and Federal Home Loan Bank stock	183	228
Federal funds sold and other short-term investments	148	187

Total interest income	50,795	44,766
Interest Expense
Deposits	19,089	17,899
Federal funds purchased	815	699
Securities sold under agreements to repurchase	3,178	2,159
Advances from the Federal Home Loan Bank	3,482	3,648
Junior subordinated debentures	1,045	1,301
Notes payable and subordinated debt	970	—

Total interest expense	28,579	25,706

Net interest income	22,216	19,060
Provision for loan losses	5,400	645

Net interest income after provision for loan losses	16,816	18,415
Noninterest Income
Service charges on deposit accounts	1,963	1,634
Net gains (losses) on securities transactions	12	(14)
Impairment loss on securities	(17,586)	—
Gains on sales of loans	—	176
Insurance and brokerage commissions	560	573
Trust	449	393
Increase in cash surrender value of life insurance	858	753
Gain on sale of property	15,196	—
Other	338	205

Total noninterest income	1,790	3,720
Noninterest Expenses
Salaries and employee benefits	13,040	10,447
Occupancy and equipment	2,899	2,190
Professional services	1,538	1,208
Loss on early extinguishment of debt	7,121	—
Marketing	576	679
Foreclosed properties	5	25
Amortization of intangible assets	625	456
Merger related	114	—
Other	2,691	2,076

Total noninterest expenses	28,609	17,081

(Loss) income before income taxes	(10,003)	5,054
(Benefit) provision for income taxes	(4,587)	642

Net (Loss) Income	(5,416)	4,412

Preferred stock dividends	835	—

Net (loss) income available to common stockholders	$(6,251)	$4,412

Basic earnings per share	$(0.22)	$0.18

Diluted earnings per share	$(0.22)	$0.18

Cash dividends declared per common share	$0.13	$0.13

See accompanying notes to unaudited consolidated financial statements.

MIDWEST BANC HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (Unaudited)
For the three months ended March 31, 2008 and 2007
(In thousands, except share and per share data)

					Accumulated
			Additional		Other		Total
	Preferred	Common	Paid in	Retained	Comprehensive	Treasury	Stockholders’
	Stock	Stock	Capital	Earnings	Income (Loss)	Stock	Equity
Balance, December 31, 2006	$—	$255	$200,797	$97,807	$(6,273)	$(5,344)	$287,242

Cash dividends declared ($0.13 per share)	—	—	—	(3,268)	—	—	(3,268)

Issuance of common stock upon exercise of 11,417 stock options, net of tax benefit	—	—	147	—	—	—	147

Stock-based compensation, net of tax benefit	—	—	808	—	—	—	808

Comprehensive income
Net income	—	—	—	4,412	—	—	4,412
Net increase in fair value of securities classified as available- for-sale, net of income taxes and reclassification adjustments	—	—	—	—	1,158	—	1,158

Total comprehensive income							5,570

Balance, March 31, 2007	$—	$255	$201,752	$98,951	$(5,115)	$(5,344)	$290,499

Balance, December 31, 2007	$—	$293	$300,762	$102,762	$(13,917)	$(14,736)	$375,164

Cash dividends declared ($48.4375 per share) on preferred stock	—	—	—	(835)	—	—	(835)

Cash dividends declared ($0.13 per share) on common stock	—	—	—	(3,701)	—	—	(3,701)

Issuance of 223,324 shares restricted stock	—	2	(2)	—	—	—	—

Stock-based compensation, net of tax benefit	—	—	873	—	—	—	873

Comprehensive income
Net loss	—	—	—	(5,416)	—	—	(5,416)
Net increase in fair value of securities classified as available- for-sale, net of income taxes and reclassification adjustments	—	—	—	—	15,071	—	15,071

Total comprehensive income							9,655

Balance, March 31, 2008	$—	$295	$301,633	$92,810	$1,154	$(14,736)	$381,156

See accompanying notes to unaudited consolidated financial statements.

MIDWEST BANC HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
For the three Months Ended March 31, 2008 and 2007
(In thousands)

	2008	2007
Cash flows from operating activities
Net (loss) income	$(5,416)	$4,412
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	1,026	760
Provision for loan losses	5,400	645
Amortization of core deposit and other intangibles	117	339
Amortization of premiums and discounts on securities, net	195	237
Realized loss on sale of available-for-sale securities, net	(12)	14
Impairment loss on securities	17,586	—
Net gain on sales of loans held for sale	—	(176)
Origination of loans held for sale	—	(17,269)
Proceeds from sales of loans held for sale	—	16,377
Gain on sale of property	(15,196)	—
Loss on early extinguishment of debt	7,121	—
Increase in cash surrender value of life insurance	(858)	(753)
Deferred income taxes	(4,688)	4,384
Loss on sale of other real estate, net	—	12
Amortization of deferred stock based compensation	873	753
Change in other assets	(5,667)	(3,550)
Change in other liabilities	169	(4,893)

Net cash provided by operating activities	650	1,292
Cash flows from investing activities
Sales of securities available-for-sale	83,936	64,310
Sales of securities held-to-maturity	4,443	—
Maturities of securities available-for-sale	25,585	6,025
Principal payments on securities available-for-sale	17,961	19,883
Principal payments on securities held-to-maturity	619	—
Purchases of securities available-for-sale	(148,300)	(136,030)
Loan originations and principal collections, net	(5,168)	(3,311)
Proceeds from sale of property	18,259	—
Proceeds from sale of foreclosed properties	—	225
Additions to property and equipment	(499)	(1,082)

Net cash used in investing activities	(3,164)	(49,980)
Cash flows from financing activities
Net increase in deposits	(53,272)	48,947
Proceeds from borrowings	4,000	—
Repayment of borrowings	(140,575)	—
Preferred cash dividends paid	(835)	—
Common cash dividends paid	(3,673)	(3,258)
Change in federal funds purchased and securities sold under agreements to repurchase	214,865	(9,009)
Proceeds from issuance of common or treasury stock under stock and incentive option plan	—	114

Net cash provided by financing activities	20,510	36,794

Increase (decrease) in cash and cash equivalents	17,996	(11,894)

Cash and cash equivalents at beginning of period	84,499	100,532

Cash and cash equivalents at end of period	$102,495	$88,638

Supplemental disclosures
Cash paid during period for:
Interest	$29,297	$25,390
Income taxes, net	1,000	2,727
See accompanying notes to unaudited consolidated financial statements.

MIDWEST BANC HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1 – BASIS OF PRESENTATION
     The consolidated financial statements of Midwest Banc Holdings, Inc. (the “Company”) included herein are unaudited; however, such statements reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation for the interim periods. The Company acquired Northwest Suburban Bancorp., Inc. effective October 1, 2007. See Note 3 — Business Combination for more details. The financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.
     The annualized results of operations for the three months ended March 31, 2008 are not necessarily indicative of the results expected for the full year ending December 31, 2008.
NOTE 2 – NEW ACCOUNTING PRONOUNCEMENTS
     The Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements,” on January 1, 2008, which defines fair value, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements. SFAS No. 157 applies to other accounting pronouncements that require or permit fair value measurements where FASB had previously concluded in those pronouncements that fair value is the relevant measurement attribute. Accordingly, SFAS No. 157 does not require any new financial assets or liabilities to be measured at fair value. In February 2008, the FASB issued FASB Staff Position (“FSP”) No. FAS 157-2, “Effective Date of FASB Statement No. 157.” This FSP delays the effective dates of SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value on a recurring basis (at least annually) to fiscal years beginning after November 15, 2008. The adoption of SFAS No. 157 did not have a material effect on the Company’s results of operations or consolidated financial position. See Note 9 – Fair Value for more information.
     In December 2007, FASB issued SFAS No. 141R, “Business Combinations,” which replaces the current standard on business combinations, modifies the accounting for business combinations and requires, with limited exceptions, the acquirer in a business combination to recognize all of the assets acquired, liabilities assumed, and any noncontrolling interests in the acquiree at the acquisition-date, at fair value. SFAS No. 141R also requires certain contingent assets and liabilities acquired as well as contingent consideration to be recognized at fair value. In addition, the statement requires payments to third parties for consulting, legal, audit, and similar services associated with an acquisition to be recognized as expenses when incurred rather than capitalized as part of the cost of the acquisition. SFAS No. 141R is effective for fiscal years beginning on or after December 15, 2008 and early adoption is not permitted.

MIDWEST BANC HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
NOTE 3 – BUSINESS COMBINATIONS
     On October 1, 2007, the Company acquired Northwest Suburban Bancorp, Inc. (“Northwest Suburban”), in a cash and stock merger. The Company’s stock comprised up to 45% of the purchase price, at an exchange ratio of 2.4551 shares of Company common stock for each share of Northwest Suburban common stock, and the remainder was paid in cash at the rate of $42.75 for each share of Northwest Suburban common stock. The Company issued 3.7 million shares of common stock, paid $81.2 million in cash, and incurred $414,000 in acquisition costs which were capitalized for a total purchase price of $136.7 million at the closing on October 1, 2007. The Company used the proceeds from a $75.0 million term note it had under a borrowing facility with a correspondent bank to pay for a portion of the cash requirement of the acquisition. Northwest Suburban was merged into the Company, thus canceling 100% of Northwest Suburban’s voting shares outstanding.
     The acquisition of Northwest Suburban constituted a business combination under SFAS No. 141, “Business Combinations,” and was accounted for using the purchase method. Accordingly, the purchase price was allocated to the respective assets acquired and liabilities assumed based on their estimated fair values on the date of acquisition. The excess of the purchase price over the fair value of net assets acquired was recorded as goodwill, which is not deductible for tax purposes. The purchase price allocation, as of March 31, 2008, is subject to revision in future periods, including adjustments that may be necessary upon the filing of final tax returns for Northwest Suburban. The results of operations of Northwest Suburban have been included in the Company’s results of operations since October 1, 2007, the date of the acquisition.
     The following are the unaudited pro forma consolidated results of operations of the Company for the three months ended March 31, 2007 as though Northwest Suburban had been acquired as of January 1, 2007.

2007
Net interest income	$23,954
Net income	5,850
Basic earnings per share	0.21
Diluted earnings per share	0.21

MIDWEST BANC HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
NOTE 4 – SECURITIES
     The following tables set forth the composition of the Company’s securities portfolio by major category as of March 31, 2008 and December 31, 2007.

	March 31, 2008
	Held-to-Maturity		Available-for-Sale		Total
							% of
	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized
	Cost	Value	Cost	Value	Cost	Value	Cost
	(Dollars in thousands)
U.S. Treasury and obligations of U.S. government-sponsored entities	$—	$—	$288,953	$293,216	$288,953	$293,216	37.63%
Obligations of states and political subdivisions	1,253	1,274	60,386	61,098	61,639	62,372	8.03
Mortgage-backed securities	31,421	31,132	299,163	297,856	330,584	328,988	43.05
Equity securities (1)	—	—	67,489	67,489	67,489	67,489	8.79
Other bonds	—	—	19,219	17,430	19,219	17,430	2.50

Total	$32,674	$32,406	$735,210	$737,089	$767,884	$769,495	100.00%

(1)	An impairment charge was recognized on March 31, 2008, as a result the fair value as of that date became the new cost basis in these securities.

	December 31, 2007
	Held-to-Maturity		Available-for-Sale		Total
							% of
	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized
	Cost	Value	Cost	Value	Cost	Value	Cost
	(Dollars in thousands)
U.S. Treasury and obligations of U.S. government-sponsored entities	$—	$—	$181,983	$183,613	$181,983	$183,613	23.59%
Obligations of states and political subdivisions	1,254	1,268	60,985	61,400	62,239	62,668	8.07
Mortgage-backed securities	36,347	35,644	383,633	379,040	419,980	414,684	54.44
Equity securities	—	—	85,139	65,979	85,139	65,979	11.04
Other bonds	—	—	22,095	20,849	22,095	20,849	2.86

Total	$37,601	$36,912	$733,835	$710,881	$771,436	$747,793	100.00%

MIDWEST BANC HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
     The following is a summary of the fair value of securities held-to-maturity and available-for-sale with unrealized losses and an aging of those unrealized losses:

	March 31, 2008
	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(In thousands)
Securities available-for-sale:
Obligations of states and political subdivisions	$13,063	$(218)	$—	$—	$13,063	$(218)
Mortgage-backed securities:
U.S. government-sponsored entities (1)	97,640	(1,533)	28,476	(611)	126,116	(2,144)
Corporate and other debt securities	9,660	(1,423)	3,725	(373)	13,385	(1,796)

Total available-for-sale	120,363	(3,174)	32,201	(984)	152,564	(4,158)

Securities held-to-maturity:
Mortgage-backed securities:
U.S. government-sponsored entities (1)	—	—	21,731	(350)	21,731	(350)

Total held-to-maturity	—	—	21,731	(350)	21,731	(350)

Total temporarily impaired securities	$120,363	$(3,174)	$53,932	$(1,334)	$174,295	$(4,508)

(1)	Includes obligations of the Federal Home Loan Mortgage Corporation (FHLMC) and Federal National Mortgage Association (FNMA).
     Management does not believe any individual unrealized loss as of March 31, 2008, identified in the preceding table, represents other-than-temporary impairment. These unrealized losses are primarily attributable to changes in interest rates. The Company has both the intent and ability to hold each of the securities shown in the table for the time necessary to recover its amortized cost. The unrealized loss on available-for-sale securities is included, net of tax, in other comprehensive income.
•	The unrealized loss for U.S. government-sponsored entities mortgage-backed securities relate primarily to debt securities issued by FNMA and FHLMC and are rated AAA; each security has a stated maturity date. FNMA is rated Aa3, AA- and A+ by Moody’s, S&P and Fitch, respectively. FHLMC is rated Aa3 and AA- by Moody’s and Fitch, respectively. The mortgage-backed securities are notes with a weighted average maturity of approximately 26 years and a weighted average interest rate of 4.62%.

•	The unrealized losses on corporate and other debt securities relate to securities which were rated A- or better by either Moody’s or S&P. These debt securities have a weighted average maturity of approximately 24 years and a weighted average interest rate of 5.67%.
     The Company recognized an other-than-temporary impairment charge of $17.6 million at March 31, 2008 on certain FNMA and FHLMC preferred equity securities with a cost basis of $85.1 million. Management believes this impairment was primarily attributable to current economic conditions: the declines in the sub-prime mortgage market, the housing slump, and a series of major corrections in the marketplace. Since recovery does not appear likely in the near future, the Company recognized the impairment losses. Previously, the Company recognized the decline in market value of these preferred equity securities in stockholders’ equity through comprehensive income. These securities are rated AA by S&P and Moody’s.

MIDWEST BANC HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
NOTE 5 – LOANS
     Major classifications of loans (source of repayment basis) are summarized as follows:

	March 31,		December 31,
	2008		2007(1)
		% of Gross		% of Gross
	Amount	Loans	Amount	Loans
		(Dollars in thousands)
Commercial	$1,060,316	43.0%	$1,079,631	43.6%
Construction	447,798	18.1	464,583	18.8
Commercial real estate	658,123	26.7	627,928	25.4
Home equity	146,381	5.9	142,158	5.8
Other consumer	10,837	0.4	10,689	0.4
Residential mortgage	144,553	5.9	149,703	6.0

Total loans, gross	2,468,008	100.0%	2,474,692	100.0%
Net deferred fees	(307)		(365)

Total loans, net	$2,467,701		$2,474,327

(1)	Amounts have been reclassified to conform to current period presentation.
     During the fourth quarter of 2007, the Company revised its classification of commercial loans and commercial real estate loans, changing its prior practice of classifying as commercial real estate loans all loans to businesses that included real estate as collateral (“collateral-based” classification). The classifications of construction, home equity, and residential mortgages were also reviewed. The new method of presentation (“source of repayment” classification) recognizes that loans to owner-occupied businesses engaged in manufacturing, sales and/or services are commercial loans regardless of whether real estate is taken as collateral. These loans generally have a lower risk profile than traditional commercial real estate loans. They are primarily dependent on the borrower’s business-generated cash flows for repayment, not on the conversion of real estate that may be pledged as collateral. Loans related to rental income producing properties and properties intended to be sold will continue to be classified as commercial real estate loans. Completing this change in methodology involved a loan-by-loan review of the Company’s commercial and commercial real estate loans. This new presentation methodology was implemented as of December 31, 2007 and prospectively.
     Statement of Position 03-3, “Accounting for Certain Loans or Debt Securities Acquired in a Transfer” (“SOP 03-3”) addresses accounting for differences between contractual cash flows and cash flows expected to be collected from an investor’s initial investment in loans or debt securities acquired in a transfer if those differences are attributable, at least in part, to credit quality. It includes loans acquired in purchase business combinations and applies to all nongovernmental entities. SOP 03-3 does not apply to loans originated by the Company. The Company’s assessment of loans acquired in the acquisition of Northwest Suburban as of October 1, 2007 identified $5.9 million in acquired loans to which the application of the provisions of SOP 03-3 was required. As a result of the application of SOP 03-3, the Company recorded purchase accounting adjustments reflecting a reduction in loans of $2.0 million related to acquired impaired loans, thus reducing the carrying value of these loans to $3.9 million as of December 31, 2007. The carrying value of these loans was $4.0 million as of March 31, 2008, and there was no change in the allowance for loan losses regarding these loans. The Company does not consider prepayments in the determination of contractual or expected cash flows.

MIDWEST BANC HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
     The following is the carrying value by source of repayment category for loans subject to SOP 03-3:

	March 31,	December 31,
	2008	2007
	(In thousands)
Commercial	$718	$726
Construction	217	211
Commercial real estate	2,767	2,736
Home equity	—	—
Residential mortgage	248	260

Total carrying value	$3,950	$3,933

     The following is a summary of changes in the accretable yield for the quarter ended March 31, 2008:

(In thousands)
Balance at beginning of period	$249
Accretion	(157)

Balance at end of period	$92

NOTE 6 – ALLOWANCE FOR LOAN LOSSES
     Following is a summary of activity in the allowance for loan losses:

	Three Months Ended
	March 31,
	2008	2007
	(In thousands)
Balance at beginning of period	$26,748	$23,229
Provision charged to operations	5,400	645

Loans charged off	(12,250)	(446)
Recoveries	446	600

Net loans (charged off) recoveries	(11,804)	154

Balance at end of period	$20,344	$24,028

     A portion of the allowance for loan losses is allocated to impaired loans. Information with respect to impaired loans and the amount of the allowance for loan losses allocated thereto is as follows:

Three Months Ended
March 31,
2008
(In thousands)
Impaired loans for which no allowance for loan losses is allocated	$7,962
Impaired loans with an allocation of the allowance for loan losses	47,797

Total impaired loans	$55,759

Allowance for loan losses allocated to impaired loans	$6,051

Three Months Ended
March 31,
2008
(In thousands)
Average impaired loans	$52,892
Interest income recognized on impaired loans on a cash basis	194

MIDWEST BANC HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
NOTE 7 – GOODWILL AND INTANGIBLES
     The following table presents the carrying amount and accumulated amortization of intangible assets (in thousands):

	March 31, 2008			December 31, 2007
	Gross Carrying	Accumulated	Net Carrying	Gross Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount
Amortized intangible assets:
Core deposit and other intangibles	$21,091	$(4,637)	$16,454	$21,091	$(4,047)	$17,044
     The amortization of intangible assets was $590,000 for the three months ended March 31, 2008. At March 31, 2008, the projected amortization of intangible assets is $2.4 million, $2.3 million, $2.2 million, $1.9 million, $1.8 million for the years ending December 31, 2008, 2009, 2010, 2011, 2012, respectively, and $6.4 million in total for the subsequent years. The weighted average amortization period for the core deposit intangibles is approximately nine years as of March 31, 2008.
     The following table presents the changes in the carrying amount of goodwill and other intangibles during the three months ended March 31, 2008 (in thousands):

		Core Deposit
		and Other
	Goodwill	Intangibles
Balance at beginning of period	$160,407	$17,044
Amortization	—	(590)

Balance at end of period	$160,407	$16,454

     Goodwill is not amortized but assessed at least annually for impairment, and any such impairment is recognized in the period it is identified. There was no goodwill impairment as of December 31, 2007.

MIDWEST BANC HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
NOTE 8 – OFF-BALANCE-SHEET RISK
     The Company is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet financing needs of customers. Since many commitments to extend credit expire without being used, the amounts below do not necessarily represent future cash commitments. These financial instruments include lines of credit, letters of credit, and commitments to extend credit. These are summarized as follows as of March 31, 2008:

	Amount of Commitment Expiration Per Period
	Within			After
	1 Year	1-3 Years	4-5 Years	5 Years	Total
	(In thousands)
Lines of Credit:
Commercial real estate	$155,990	$28,294	$12,059	$—	$196,343
Home equity	33,960	32,189	40,846	48,291	155,286
Consumer	—	—	—	2,180	2,180
Commercial	249,556	22,716	2,745	1,513	276,530
Letters of credit	36,647	24,115	4,102	—	64,864
Commitments to extend credit	80,616	—	—	—	80,616

Total commitments	$556,769	$107,314	$59,752	$51,984	$775,819

     At March 31, 2008, commitments to extend credit included $35.2 million of fixed rate loan commitments. These commitments are due to expire within 30 to 90 days of issuance and have rates ranging from 5.38% to 7.75%. Substantially all of the unused lines of credit are at adjustable rates of interest.
     In the normal course of business, the Company is involved in various legal proceedings. In the opinion of management, any liability resulting from such proceedings would not have a material adverse effect on the Company’s financial position or results of operations.
NOTE 9 – FAIR VALUE
     The Company adopted SFAS No. 157, “Fair Value Measurement,” on January 1, 2008. SFAS No. 157 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. SFAS No. 157 also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair value:
•	Level 1: Quoted prices (unadjusted) or identical assets or liabilities in active markets that the entity has the ability to access as of the measurement date.

•	Level 2: Significant other observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities, quoted prices in markets that are not active, and other inputs that are observable or can be corroborated by observable market data.

•	Level 3: Significant unobservable inputs that reflect a company’s own assumptions about the assumptions that market participants would use in pricing an asset or liability.

MIDWEST BANC HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
     The Company’s available-for-sale investment securities are the only financial assets that are measured at fair value on a recurring basis; it does not hold any financial liabilities that are measured at fair value on a recurring basis. The fair values of available-for-sale securities are determined by obtaining quoted prices on nationally recognized securities exchanges or matrix pricing, which is a mathematical technique used widely in the industry to value debt securities without relying exclusively on quoted prices for the specific securities but rather by relying on these securities’ relationship to other benchmark quoted securities. The fair values of the available-for-sale securities were measured at March 31, 2008 using the following:

	Total	Quoted Prices or	Significant	Significant
	Fair Value	Identical Assets in	Other Observable	Unobservable
	at March 31,	Active Markets	Inputs	Inputs
	2008	(Level 1)	(Level 2)	(Level 3)
(In thousands)
Assets:
Available-for-sale securities	$737,089	$66,338	$661,091	$9,660
     The following is a summary of changes in the fair value of the available-for-sale securities that were measured using significant unobservable inputs for the quarter ended March 31, 2008:

March 31,
2008
(In thousands)
Beginning balance	$10,479
Total gains or losses (realized/unrealized):
Included in earnings	—
Included in other comprehensive income	(819)

Ending balance	$9,660

     The Company’s impaired loans that are measured using the fair value of the underlying collateral are measured on a non-recurring basis. Once a loan is identified as individually impaired, management measures impairment in accordance with SFAS No. 114, “Accounting by Creditors for Impairment of a Loan,” (“SFAS 114”). At March 31, 2008, $44.5 million of the total impaired loans were evaluated based on the fair value of the collateral. The fair value of the collateral is determined by obtaining an observable market price or by obtaining an appraised value with management applying selling and other discounts to the underlying collateral value. If an appraised value is not available, the fair value of the impaired loan is determined by an adjusted appraised value including unobservable cash flows.
     For the first quarter of 2008, the fair values of the impaired loans based on the fair value of the collateral were measured using the following:

		Quoted Prices or	Significant	Significant
		Identical Assets in	Other Observable	Unobservable
	March 31,	Active Markets	Inputs	Inputs
	2008	(Level 1)	(Level 2)	(Level 3)
(In thousands)
Assets:
Impaired loans	$39,122	$—	$—	$39,122
     Loans which are measured for impairment using the fair value of collateral for collateral dependent loans, had a gross carrying amount of $44.5 million, with an associated valuation allowance of $5.4 million for a fair value of $39.1 million at March 31, 2008. An additional provision for loan losses of $3.8 million was included in earnings and added to the allowance for loan losses during the first three months of 2008 relating to these impaired loans.

MIDWEST BANC HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
NOTE 10 – STOCK COMPENSATION AND RESTRICTED STOCK AWARDS
     Under the Company’s Stock and Incentive Plan (the “Plan”), officers, directors, and key employees may be granted incentive stock options to purchase the Company’s common stock at no less than 100% of the market price on the date the option is granted. Options can be granted to become exercisable immediately or in installments of 25% a year on each of the first through the fourth anniversaries of the grant date or may be issued subject to performance targets. In all cases, the options have a maximum term of ten years. The Plan also permits the issuance of nonqualified stock options, stock appreciation rights, restricted stock, and restricted stock units. The Plan authorizes a total of 3,900,000 shares for issuance. There are 1,779,405 shares remaining for issuance under the Plan at March 31, 2008. It is the Company’s policy to issue new shares of its common stock in conjunction with the exercise of stock options or grants of restricted stock.
     No employee stock options were exercised during the first three months of 2008. Total employee stock options outstanding at March 31, 2008 were 479,152 with exercise prices ranging between $8.83 and $22.03, with a weighted average exercise price of $14.03, and expiration dates between 2008 and 2015. No stock options have been granted since 2005.
     Information about option grants follows:

		Weighted Average	Weighted Average
	Number of	Exercise Price	Grant- Date Fair
	Options	Per Share	Value Per Share
Outstanding at December 31, 2007	479,152	$14.03	$4.63
Granted	—	—	—
Exercised	—	—	—
Forfeited	—	—	—

Outstanding at March 31, 2008	479,152	14.03	4.63

     The Company adopted SFAS No. 123(R), “Share-Based Payment,” in the first quarter of 2006 using the modified prospective application. Employee compensation expense for stock options previously granted was recorded in the consolidated income statement based on the grant’s vesting schedule. Forfeitures of stock option grants are estimated for those stock options where the requisite service is not expected to be rendered. The grant-date fair value for each grant was calculated using the Black-Scholes option pricing model. Employee compensation expense related to stock options was $5,000 for the three months ended March 31, 2008 and 2007. The total compensation cost related to nonvested stock options not yet recognized was $49,000 at March 31, 2008 and the weighted average period over which this cost is expected to be recognized is 27 months.
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

MIDWEST BANC HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
     For the three months ended March 31, 2008 and 2007, the Company recognized $868,000 and $748,000, respectively, in compensation expense related to the restricted stock grants. The total compensation cost related to nonvested restricted shares not yet recognized was $7.2 million at March 31, 2008 and the weighted average period over which this cost is expected to be recognized is 33 months.
     Information about restricted shares outstanding and quarterly activity follows:

	Number of	Weighted Average
	Restricted	Grant-Date Fair Value
	Shares	Per Share
Outstanding at December 31, 2007	448,394	$20.87
Granted	223,324	10.93
Vested	(35,000)	17.75
Forfeited	—	—

Outstanding at March 31, 2008	636,718	17.55

NOTE 11 – INCOME TAXES
     The difference between the provision for income taxes in the consolidated financial statements and amounts computed by applying the current federal statutory income tax rate of 35% to income before income taxes is reconciled as follows:

	Three Months Ended March 31,
	2008		2007
	(In thousands)
Income taxes computed at the statutory rate	$(3,501)	35.0%	$1,769	35.0%
Tax-exempt interest income on securities and loans	(197)	2.0	(226)	(4.5)
General business credits	(130)	1.3	(110)	(2.2)
State income taxes, net of federal tax benefit due to state operating loss	(732)	7.3	(241)	(4.8)
Life insurance cash surrender value increase, net of premiums	(300)	3.0	(263)	(5.2)
Dividends received deduction	(301)	3.0	(311)	(6.1)
Nondeductible costs and other, net	574	(5.7)	24	0.5

(Benefit) provision for income taxes	$(4,587)	45.9%	$642	12.7%

     The Company adopted the provisions of FIN No. 48, “Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109,” on January 1, 2007. The adoption of this standard did not have an impact on the Company’s consolidated financial position or results of operations. The Company recognizes interest related to unrecognized tax benefits and penalties, if any, in income tax expense. As of the date of adoption, the Company had approximately $20,000 of interest accrued for potential income tax exposures and $526,000 of unrecognized tax benefits that, if recognized, would affect the effective tax rate, and $429,000 of unrecognized tax benefits that, if recognized, would not affect the effective tax rate, for a total of $955,000 of unrecognized tax benefits, net of the federal income tax effect on state income taxes.
     On January 3, 2003, the Company purchased Big Foot Financial Corp., resulting in various unrecognized tax benefits at the date of acquisition. These unrecognized tax benefits were recognized in the first quarter of 2007, when the statute of limitations for IRS audit of the final short period return closed. These unrecognized tax benefits, totaling $429,000, were credited to a core deposit intangible created at the acquisition. There were no other material changes in the unrecognized tax benefits during the three months ended March 31, 2008 and 2007.

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
NOTE 12 – SALE OF BRANCH PROPERTY
     On March 28, 2008, the Company sold two pieces of real property for $18.4 million creating a pre-tax gain of $15.2 million. The properties (a building with a parking lot and a second parking lot) are located in the Bucktown area of Chicago at 1601 North Milwaukee Avenue and 1617-1622 North Damen Avenue. The Company will continue to operate its existing Milwaukee Avenue branch in Bucktown for a period of at least nine months through a continuing occupancy arrangement with the buyer after which it expects to relocate to a new branch in close proximity to the existing branch location. The Company will pay $75,000 per month to rent the Milwaukee Avenue space and has vacated the Damen Avenue parking lot. The Company will also be responsible for one-half of the real estate taxes and the premiums for casualty and liability insurance on the Milwaukee Avenue property during the occupancy period.

MIDWEST BANC HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
NOTE 13 – EARNINGS PER SHARE

	Three Months Ended
	March 31,
	2008	2007
	(In thousands, except per share data)
Basic
Net (loss) income	$(5,416)	$4,412
Preferred stock dividends	835	—

Net (loss) income available to common stockholders	$(6,251)	$4,412

Weighted average common shares outstanding	27,838	24,693

Basic earnings per share	$(0.22)	$0.18

Diluted
Net (loss) income	$(5,416)	$4,412
Preferred stock dividends	835	—

Net (loss) income available to common stockholders	$(6,251)	$4,412

Weighted average common shares outstanding	27,838	24,693
Dilutive effect of stock options (1)	—	162
Dilutive effect of restricted stock (1)	—	95

Diluted average common shares	27,838	24,950

Diluted earnings per share	$(0.22)	$0.18

(1)	No shares of stock options or restricted stock were included in the computation of diluted earnings per share for any period there was a loss.
     Options to purchase 73,250 shares at $22.03 were not included in the computation of diluted earnings per share for the three months ended March 31, 2007 because the exercise price for the options was greater than the average market price of the common stock, thus making the options antidilutive. Because of the anti-dilutive effect, the shares that would be issued if the Series A noncumulative redeemable convertible perpetual preferred stock were converted are not included in the computation of diluted earnings per share for the three months ended March 31, 2008.
NOTE 14 – SUBSEQUENT EVENT
     The Company prepaid $130.0 million in FHLB advances at a weighted average rate of 4.94% and recognized a loss on the early extinguishment of debt of $7.1 million at the end the first quarter of 2008. During the second quarter of 2008, the Company entered into a $100.0 million advance at a rate of 2.60% with a two year call provision and a $50.0 million advance at a rate of 2.45% with a one year call provision.

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
Critical Accounting Policies and Estimates
     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. By their nature, changes in these assumptions and estimates could significantly affect the Company’s financial position or results of operations. Actual results could differ from those estimates. Those critical accounting policies that are of particular significance to the Company are discussed in Item 7 of the Company’s 2007 Annual Report on Form 10-K.
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
     Expand and diversify loan portfolio.  The Company has increased its staff of commercial loan officers and assigned more aggressive goals for loan origination. The Royal American acquisition on July 1, 2006 significantly enhanced loan portfolio diversification along with adding seasoned management with strong credit and new business development skills. The Northwest Suburban acquisition on October 1, 2007 further enhanced loan portfolio diversification and the talent pool. Beyond loan growth itself, the Company is seeking more commercial and industrial loans and retail loans to better balance the strong portfolio of real estate lending.
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
     Expand footprint in Chicago market.  The Company plans to expand in the Chicago market through acquisitions and selective branch opportunities, in addition to internal growth. In 2006 and 2007, the Company consummated the acquisitions of Royal American and Northwest Suburban, which expanded the Company’s number of branches from 18 to 29.

     These acquisition promoted the Company’s strategic plans by:
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
     Management believes the Chicago market to be saturated and its preferred strategy is to increase the number of branches through acquisitions.
     Expand noninterest income.  The Company is focusing on opportunities to build the contribution of fees as a percentage of revenue, emphasizing corporate cash management, and insurance, investment, and trust services.
     Management believes its growth strategies to be fundamentally sound and based on reasonable opportunities available in the Chicago market. The Company has established internal benchmarks for each growth initiative and has taken a number of steps to align compensation with achievement of these benchmarks. Sales initiatives for the Company, initiated in the third quarter of 2007, are focused on cross-selling, to expand the relationships of both new and existing customers. Management reports positive results from these efforts. Additional initiatives, begun in the fourth quarter of 2007 and which will continue throughout 2008, include marketing campaigns aimed at the Company’s community bank brand, “Big Bank Relief,” risk based pricing for consumer loans, and relationship pricing.
     The Company also continues in its efforts to control expenses. In July 2007, the Company entered into a joint marketing arrangement with the largest privately held mortgage bank in Chicago. Through this arrangement, approximately fifteen of the Company’s employees became employees of this mortgage bank, eliminating the fixed costs associated with this very cyclical business. This also enabled the Company to offer its customers an even broader array of residential mortgage products while reducing its exposure to this highly cyclical business.

Selected Consolidated Financial Data
     The following table sets forth certain selected consolidated financial data.

At or For the Three Months Ended
March 31,	December 31,
2008	2007	2007
(Dollars in thousands, except per share data)
Statement of Income Data:
Total interest income	$50,795	$44,766	$55,437
Total interest expense	28,579	25,706	32,181

Net interest income	22,216	19,060	23,256
Provision for loan losses	5,400	645	1,410
Noninterest income	1,790	3,720	4,161
Noninterest expenses	28,609	17,081	21,425

(Loss) income before income taxes	(10,003)	5,054	4,582
Provision for income taxes	(4,587)	642	360

Net (loss) income	$(5,416)	$4,412	$4,222
Preferred stock dividends	(835)	—	—

Net (loss) income available to common stockholders	$(6,251)	$4,412	$4,222

Per Share Data:
Earnings per share (basic)	$(0.22)	$0.18	$0.14
Earnings per share (diluted)	(0.22)	0.18	0.14
Cash dividends declared on common stock	0.13	0.13	0.13
Book value	12.14	11.76	11.94
Tangible book value (non-GAAP measure) (9)	5.79	8.12	5.56
Selected Financial Ratios:
Return on average assets (1)	(0.59)%	0.60%	0.45%
Return on average equity (2)	(5.69)	6.20	4.80
Dividend payout ratio	N/M	74.07	91.39
Average equity to average assets	10.38	9.74	9.37
Tier 1 risk-based capital	9.33	12.02	9.21
Total risk-based capital	10.61	13.10	10.17
Net interest margin (tax equivalent) (3)(4)	2.82	3.01	2.93
Loan to deposit ratio	102.62	97.19	100.66
Net overhead expense to average assets (5)	1.01	1.82	1.84
Efficiency ratio (6)	65.88	69.83	73.27
Loan Quality Ratios:
Allowance for loan losses to total loans	0.82	1.23	1.08
Provision for loan losses to total loans	0.88	0.13	0.23
Net loans charged off to average total loans	1.93	(0.03)	0.37
Nonaccrual loans to total loans (7)	1.90	2.14	1.99
Nonperforming assets to total assets (8)	1.33	1.48	1.39
Allowance for loan losses to nonaccrual loans	0.43	x	0.58	x	0.54	x
Balance Sheet Data:
Total assets	$3,730,446	$2,980,631	$3,692,782
Total earning assets	3,298,143	2,685,977	3,266,461
Average assets	3,686,269	2,966,039	3,721,444
Loans	2,467,701	1,950,613	2,474,327
Allowance for loan losses	20,344	24,028	26,748
Deposits	2,404,712	2,007,000	2,458,148
Borrowings	906,505	643,795	821,063
Stockholders’ equity	381,156	290,499	375,164
Tangible stockholders’ equity (non-GAAP measure)(9)	204,295	200,711	197,713

(1)	Net income divided by average assets.

(2)	Net income divided by average equity.

(3)	Net interest income, on a fully tax-equivalent basis, divided by average earning assets.

(4)	The following table reconciles reported net interest income on a fully tax-equivalent basis for the periods presented (in thousands):

	Three Months Ended
	March 31,		December 31,
	2008	2007	2007
Net interest income	$22,216	$19,060	$23,256
Tax-equivalent adjustment to net interest income	892	979	960

Net interest income, fully tax-equivalent basis	$23,108	$20,039	$24,216

(5)	Noninterest expense less noninterest income, excluding security gains or losses, divided by average assets.

(6)	Noninterest expense excluding amortization and foreclosed properties expense divided by noninterest income, excluding security gains or losses, plus net interest income on a fully tax-equivalent basis.

(7)	Includes total nonaccrual loans.

(8)	Includes total nonaccrual and foreclosed properties.

(9)	Stockholders’ equity less goodwill, core deposit and other intangible assets. Management believes that tangible stockholders’ equity (non-GAAP measure) is a more useful measure since it excludes the balances of intangible assets. The following table reconciles reported stockholders’ equity to tangible stockholders’ equity for the periods presented (in thousands):

	At March 31,		At December 31,
	2008	2007	2007
Stockholders’ equity	$381,156	$290,499	$375,164
Core deposit intangible and other intangibles, net	16,454	10,163	17,044
Goodwill	160,407	79,625	160,407

Tangible stockholders’ equity	$204,295	$200,711	$197,713

Results of Operations – Three Months Ended
March 31, 2008 and 2007
     The Company’s performance during the first quarter of 2008 reflected several significant transactions. The Company recognized a non-cash, non-operating, other-than-temporary impairment charge of $17.6 million at March 31, 2008 on certain FNMA and FHLMC preferred equity securities with a cost basis of $85.1 million. It prepaid $130.0 million in FHLB advances at a weighted average rate of 4.94% and recognized a loss on the early extinguishment of debt of $7.1 million. The Company replaced these borrowings at a weighted average rate of 2.57%. These charges were partially offset by a $15.2 million gain recognized on the sale of real estate.
     The Company also charged off $10.8 million in the first quarter of 2008 related to its Large Problem Credit. Several positive court findings and a settlement agreement with a municipality provided additional clarity on collateral values related to this credit. The Large Problem Credit continues to have a negative impact on earnings, reducing net income by $0.05 per diluted share in the first quarter of 2008.
     Set forth below are some highlights of first quarter 2008 results compared to the first quarter of 2007.
•	Basic and diluted earnings per share for the three months ended March 31, 2008 was ($0.22) compared to $0.18 for the comparable period in 2007.

•	Net loss for the first quarter of 2008 was $5.4 million compared to net income of $4.4 million for the first quarter of 2007, primarily as a result of the significant transactions noted above, as well as a significant increase in the first quarter of 2008 in the provision for loan losses.

•	Net interest income increased 16.6% to $22.2 million in the first quarter of 2008 compared to $19.1 million in the first quarter of 2007, primarily as a result of the Northwest Suburban acquisition in October 2007.

•	The net interest margin continues to be under pressure at 2.82% for the three months ended March 31, 2008 compared to 3.01% for the similar period of 2007.

•	The annualized return on average assets for the three months ended March 31, 2008 was (0.59)% compared to 0.60% for the similar period in 2007.

•	The annualized return on average equity for the three months ended March 31, 2008 was (5.69)% compared to 6.20% for the similar period in 2007.

•	The provision for loan losses was $5.4 million in the first quarter of 2008 compared to $645,000 for the comparable period in 2007, reflecting management’s current updated assessments of impaired loans and concerns about the continued deterioration of economic conditions.

•	Noninterest income was $1.8 million for the three months ended March 31, 2008 compared to $3.7 million over the comparable period in 2007. Excluding the impairment charge on securities and the gain on the sale of real estate, noninterest income was $4.2 million for the first quarter of 2008, an increase of $460,000, or 12.4%, over the comparable period in 2007.

•	Noninterest expenses were $28.6 million during the first quarter of 2008 compared to $17.1 million for the similar period in 2007. Excluding the loss on the early extinguishment of debt and merger related charges, noninterest expense increased by $4.3 million, or 25.1%, compared to the first quarter of 2007, mainly as a result of the acquisition of Northwest Suburban.
     Set forth below are some highlights of first quarter 2008 results compared to the fourth quarter of 2007.
•	Basic and diluted earnings per share for the three months ended March 31, 2008 were ($0.22) compared to $0.14 for three months ended December 31, 2007.

•	Net loss for the first quarter of 2008 was $5.4 million compared to net income of $4.2 million for the fourth quarter of 2007, as a result of the significant transactions noted above.

•	Net interest income decreased by $1.0 million to $22.2 million in the first quarter of 2008 compared to $23.3 million in the fourth quarter of 2007.

•	The net interest margin was 2.82% for the three months ended March 31, 2008 compared to 2.93% for the fourth quarter of 2007.

•	The annualized return on average assets for the three months ended March 31, 2008 was (0.59)% compared to 0.45% for the fourth quarter of 2007.

•	The annualized return on average equity for the three months ended March 31, 2008 was (5.69)% compared to 4.80% for the fourth quarter of 2007.

•	The provision for loan losses was $5.4 million in the first quarter of 2008 compared to $1.4 million for the fourth quarter of 2007, reflecting management’s updated assessments of impaired loans and concerns about the continued deterioration of economic conditions.

•	Noninterest income was $1.8 million for the three months ended March 31, 2008 and $4.2 million in the fourth quarter of 2007. Excluding the impairment charge on securities and the gain on the sale of property, noninterest income was $4.2 million for the first quarter of 2008, essentially at the fourth quarter 2007 level.

•	Noninterest expenses were $28.6 million during the first quarter of 2008 compared to $21.4 million in the fourth quarter of 2007. Excluding the loss on the early extinguishment of debt and merger related charges, noninterest expense increased by $1.3 million, or 6.4%, compared to the fourth quarter of 2007.

Net Interest Income
     The following table sets forth the average balances, net interest income on a tax equivalent basis and expense and average yields and rates for the Company’s interest-earning assets and interest-bearing liabilities for the indicated periods.

	For the Three Months Ended
	March 31, 2008			March 31, 2007			December 31, 2007
	Average		Average	Average		Average	Average		Average
	Balance	Interest	Rate	Balance	Interest	Rate	Balance	Interest	Rate
	(Dollars in thousands)
Interest-Earning Assets:
Federal funds sold and interest-bearing deposits due from banks	$21,939	$148	2.70%	$15,987	$187	4.68%	$11,627	$151	5.19%
Securities:
Taxable(1)	704,119	9,566	5.43	603,622	8,107	5.37	742,114	10,404	5.61
Exempt from federal income taxes(1)	61,847	920	5.95	73,379	1,077	5.87	66,660	993	5.96

Total securities	765,966	10,486	5.48	677,001	9,184	5.44	808,774	11,397	5.64
FRB and FHLB stock	29,230	183	2.50	23,592	228	3.87	27,808	158	2.27
Loans held for sale	—	—	—	2,004	30	5.99	—	—	—
Loans (collateral-based classification):
Commercial loans(1)(3)(4)	499,461	8,777	7.03	392,953	7,677	7.81	575,301	9,834	6.84
Commercial real estate loans(1)(3)(4)(6)	1,632,063	27,095	6.64	1,263,819	23,522	7.44	1,549,216	29,381	7.59
Agricultural loans(1)(3)(4)	5,412	92	6.80	2,849	56	7.86	4,053	76	7.50
Consumer real estate loans(3)(4)(6)	311,796	4,711	6.04	276,542	4,674	6.76	312,435	5,170	6.62
Consumer installment loans(3)(4)	11,098	195	7.03	10,297	187	7.26	12,287	230	7.49

Total loans	2,459,830	40,870	6.65	1,946,460	36,116	7.44	2,453,292	44,691	7.29

Total interest-earning assets	$3,276,965	$51,687	6.31%	$2,665,044	$45,745	6.88%	$3,301,501	$56,397	6.84%

Noninterest-Earning Assets:
Cash	$55,634			$71,088			$57,080
Premises and equipment, net	41,325			22,004			41,521
Allowance for loan losses	(27,287)			(24,907)			(26,924)
Other assets	339,632			232,810			348,266

Total noninterest-earning assets	409,304			300,995			419,943

Total assets	$3,686,269			$2,966,039			$3,721,444

Interest-Bearing Liabilities:
Deposits:
Demand deposits	$217,515	$746	1.37%	$163,108	$730	1.79%	$218,213	$983	1.80%
Money-market demand and savings accounts	411,091	1,828	1.78	378,039	2,446	2.59	439,720	2,729	2.48
Time deposits less than $100,000	847,467	9,230	4.36	731,217	8,639	4.73	827,332	10,435	5.05
Time deposits of $100,000 or more	622,805	7,285	4.68	466,924	6,084	5.21	664,327	7,430	4.47

Total interest-bearing deposits	2,098,878	19,089	3.64	1,739,288	17,899	4.12	2,149,592	21,577	4.02
Borrowings:
Federal funds purchased and repurchase agreements	402,774	3,993	3.97	256,322	2,858	4.46	368,073	4,116	4.47
FHLB advances	315,158	3,482	4.42	319,890	3,648	4.56	323,433	3,811	4.71
Junior subordinated debentures	60,733	1,045	6.88	65,820	1,301	7.91	66,935	1,325	7.92
Notes payable and subordinated debt	76,368	970	5.08	—	—	—	82,717	1,352	6.54

Total borrowings	855,033	9,490	4.44	642,032	7,807	4.88	841,158	10,604	5.04

Total interest-bearing liabilities	$2,953,911	$28,579	3.87%	$2,381,320	$25,706	4.32%	$2,990,750	$32,181	4.32%

Noninterest-Bearing Liabilities:
Demand deposits	$316,507			$256,433			$331,239
Other liabilities	33,248			39,503			50,816

Total noninterest-bearing liabilities	349,755			295,936			382,055
Stockholders’ equity	382,603			288,783			348,639

Total liabilities and stockholders’ equity	$3,686,269			$2,966,039			$3,721,444

Net interest income (tax equivalent)(1)(5)		$23,108	2.44%		$20,039	2.56%		$24,216	2.52%

Net interest margin (tax equivalent)(1)			2.82%			3.01%			2.93%

Net interest income(2)(5)		$22,216			$19,060			$23,256

Net interest margin(2)			2.71%			2.86%			2.82%

(1)	Adjusted for 35% tax rate and the dividends-received deduction where applicable.

(2)	Not adjusted for 35% tax rate or for the dividends-received deduction.

(3)	Nonaccrual loans are included in the average balance; however, these loans are not earning any interest.

(4)	Includes loan fees of $615, $531, and $781 for the three months ended March 31, 2008, March 31, 2007, and December 31, 2007, respectively.

(5)	The following table reconciles reported net interest income on a tax equivalent basis for the periods presented (in thousands):

	For the three months ended,
	March 31,	March 31,	December 31,
	2008	2007	2007
Net interest income	$22,216	$19,060	$23,256
Tax equivalent adjustment to net interest income	892	979	960

Net interest income, tax equivalent basis	$23,108	$20,039	$24,216

(6)	Includes construction loans.
     Net interest income is the difference between interest income and fees on earning assets and interest expense on deposits and borrowings. Net interest margin represents net interest income on a tax equivalent basis as a percentage of average earning assets during the period.
     Net interest income increased by $3.2 million, or 16.6%, to $22.2 million in the first quarter of 2008 compared to the same period in 2007, mainly as a result of the Northwest Suburban acquisition, but decreased by $1.0 million, or 4.5%, compared to the previous quarter. The net interest margin, on a tax equivalent basis, decreased to 2.82% for the first quarter of 2008 compared to 2.93% for the prior quarter and 3.01% for the first quarter of 2007. Lower yields on earning-assets, especially on commercial real estate loans, contributed to the decrease in the margin. The Federal Open Market Committee (“FOMC”) cut the federal funds rate target by 200 basis points during the first quarter of 2008. Yields on earning assets fell more than did the average rates paid on interest-bearing liabilities; rates on interest-earning assets re-price faster than rates paid on interest-bearing liabilities because many of the interest-earning assets re-price automatically while interest-bearing liabilities (like certificates of deposits) do not re-price until they come up for renewal. The Large Problem Credit also reduced the net interest margin by 5 basis points for the quarter ended March 31, 2008. The FOMC cut the federal funds rate target again on April 30, 2008 by an additional 25 basis points.
     When comparing March 31, 2008 results with those of March 31, 2007, all of the balances of earning assets and interest-bearing liabilities were affected by the Northwest Suburban acquisition which was consummated on October 1, 2007. Except as noted below, the reported increases were primarily due to the Northwest Suburban acquisition. See the table in the Financial Condition section, which illustrates the assets acquired and liabilities assumed from the Northwest Suburban acquisition which was consummated on October 1, 2007.
     Trends in average earning assets include:
•	Yields on average earning assets decreased by 57 basis points in the first quarter of 2008 compared to the first quarter of 2007, but average balances of earning assets increased by $611.9 million. Yields on average earning assets decreased by 53 basis points compared to the fourth quarter of 2007, and average balances decreased by $24.5 million.

•	Average yields on loans for the first quarter of 2008 decreased by 79 basis points to 6.65% compared to the same period in 2007 and decreased by 64 basis points compared to the prior quarter, mainly as a result of the decrease in the prime rate. This decline in yields was primarily due to the re-pricing of the variable rate loans resulting from decreases in the prime rate. Average loans were $513.4 million higher in the quarter ended March 31, 2008 than the same period in 2007. Compared to the fourth quarter of 2007, average loan balances increased $6.5 million.

•	Yields on average securities increased 4 basis points while balances increased by $89.0 million in the first quarter of 2008 compared to the similar period in 2007. Yields on average securities decreased by 16 basis points compared to the fourth quarter of 2007, and average balances decreased by $42.8 million.

     Trends in interest-bearing liabilities include:
•	The Company’s cost of funds decreased by 45 basis points compared to both the prior quarter and same period of 2007, mainly due to the drop in prime and LIBOR rates. Average interest-bearing liabilities increased by $572.6 million for the first quarter of 2008 compared to the first quarter of 2007 but decreased by $36.8 million compared to the prior quarter.

•	Average interest-bearing deposits increased by $359.6 million while average rates decreased 48 basis points for the first quarter of 2008 compared to the similar period of 2007. Average rates paid on interest-bearing deposits decreased by 38 basis points and average balances decreased by $50.7 million compared to the fourth quarter of 2007.

•	Average interest-bearing demand deposit, money market, and savings accounts increased by $87.5 million compared to the first quarter of 2007 but decreased by $29.3 million for the first quarter of 2008 compared to the last quarter of 2007. The Company continues to focus its marketing efforts to increase core deposits to alleviate margin pressure.

•	The costs of average borrowings decreased by 44 basis points in the first quarter of 2008 compared to the same period in 2007, while average balances increased by $213.0 million. Average borrowings increased by $13.9 million in the first quarter of 2008, while yields decreased by 60 basis points to 4.44% compared to the fourth quarter of 2007.

•	At the end of the first quarter of 2008, the Company prepaid $130.0 million in FHLB advances at a weighted average rate of 4.94% and recognized a loss on the early extinguishment of debt of $7.1 million. The Company replaced these borrowings at a weighted average rate of approximately 2.57% which will improve the margin in the future.
Noninterest Income
     Set forth below is a summary of the first quarter 2008 noninterest income activity compared to the first quarter of 2007 and fourth quarter of 2007. When comparing March 31, 2008 results with those of March 31, 2007, total noninterest income was affected by the Northwest Suburban acquisition which was consummated on October 1, 2007.
•	Noninterest income was $1.8 million for the three months ended March 31, 2008, a decrease of $1.9, or 51.9%, over the comparable period in 2007, and was $2.4 million lower than the fourth quarter of 2007.

•	The Company recognized an impairment charge on securities of $17.6 million and a gain on the sale of property of $15.2 million in the first quarter of 2008. Excluding the impairment charge on securities and the gain on the sale of property, noninterest income was $4.2 million for the first quarter of 2008, an increase of $460,000, or 12.4%, over the comparable period in 2007, and was essentially the same as at the fourth quarter 2007.

•	The annualized noninterest income to average assets ratio was 0.20% for the three months ended March 31, 2008 compared to 0.51% for the same period in 2007 and 0.44% for the three months ended December 31, 2007. Excluding the impairment charge on securities and the gain on the sale of property, the annualized noninterest income to average assets ratio was 0.46% for the first quarter of 2008.

•	Service charges on deposits increased by $329,000, or 20.1%, to $2.0 million in the first quarter of 2008 compared to the first quarter of 2007 as a result of the increased deposit base from the Northwest Suburban acquisition but remained flat compared to the fourth quarter of 2007.

•	Trust income increased by $56,000 in the first quarter of 2008 compared to the same period in 2007 but decreased by $59,000 compared to the fourth quarter of 2007.

•	Insurance and brokerage commissions for the three months ended March 31, 2008 were basically at the same level as the similar period in 2007 but increased by $72,000 when compared to the fourth quarter of 2007.

•	Income from the increase in the cash surrender value of life insurance increased by $105,000 to $858,000 during the three months ended March 31, 2008 compared to the similar period in 2007, reflecting the addition of $12.9 million of such insurance acquired from Northwest Suburban, and was mainly at the same level as the fourth quarter of 2007.

•	There were no gains on sales of loans during the first quarter of 2008 compared with $176,000 in the first quarter of 2007 as a result of outsourcing the residential mortgage origination operations.
Noninterest Expenses
     Set forth below is a summary of the first quarter 2008 noninterest expenses compared to the first quarter of 2007 and the fourth quarter of 2007. When comparing March 31, 2008 results with those of March 31, 2007, total noninterest expenses were affected by the Northwest Suburban acquisition which was consummated on October 1, 2007.
•	Total noninterest expenses increased 67.5%, or $11.5 million, to $28.6 million during the first quarter of 2008 compared to $17.1 million for the similar period in 2007. In comparison to the fourth quarter of 2007, total noninterest expenses increased $7.2 million.

•	The Company recognized a loss on the early extinguishment of debt of $7.1 million resulting from the prepayment of $130.0 million in advances from the FHLB in the first quarter of 2008. Excluding this loss on the early extinguishment of debt and merger related charges, total noninterest expense increased by $4.3 million compared to the first quarter of 2007 and by $1.3 million compared to the fourth quarter of 2008.

•	The annualized noninterest expenses to average assets ratio was 3.12% for the three months ended March 31, 2008 compared to 2.34% for the same period in 2007 and 2.28% for the three months ended December 31, 2007. Excluding the loss on the early extinguishment of debt and merger related charges, the annualized noninterest expenses to average assets ratio was 2.33% for the first quarter of 2008 and 2.14% for the fourth quarter of 2007.

•	Salaries and benefits expense increased by $2.6 million, or 24.8%, during the first quarter of 2008 compared to the first quarter of 2007, reflecting mostly additions from the Northwest Suburban acquisition. Salaries and benefits expense increased by $1.4 million, or 11.8%, compared to the fourth quarter of 2007, reflecting the annual merit increases, the cyclical first quarter increase in payroll taxes, and severance accruals.

•	Occupancy and equipment expense increased by $709,000, or 32.4%, during the first quarter of 2008 to $2.9 million compared to the similar period in 2007, reflecting the additional branch properties acquired from the Northwest Suburban acquisition, and by $159,000, or 5.8%, compared to the fourth quarter of 2007, mainly due to building maintenance and depreciation as well as real estate taxes.

•	Professional services expense rose by $330,000, or 27.3%, to $1.5 million in the first quarter of 2008 compared to the first quarter of 2007. Professional services expense decreased by $319,000, or 17.2%, compared to the fourth quarter of 2007 mainly as a result of lower legal fees related to loan workouts.

•	Merger related expenses were $114,000 in the first quarter of 2008 and $1.3 million in the fourth quarter of 2007. No merger related expenses were recorded in the first quarter of 2007

•	Marketing expenses in the first quarter of 2008 were $103,000 and $38,000 lower than in the first and fourth quarters of 2007, respectively.
Income Taxes
     The Company recorded an income tax benefit of $4.6 million, or 45.9% of income before income taxes, and tax expense of $642,000, or 12.7% of income before income taxes, for the quarters ended March 31, 2008 and 2007, respectively. The change in the effective tax rate is attributed to the level of net income before taxes and the composition of tax advantaged assets. The effective tax rate would increase as earnings increase in the future. The Company’s marginal tax rate is approximately 40%.
     In May 2007, the State of Illinois enacted new legislation that, among other changes, will change the Illinois apportionment rules for financial organizations and disallow the dividends paid deduction for “captive” real estate investment trusts (“REITs”). The Company has certain tax structures in place which reduce its income tax expense including an 80/20 company which holds a portion of the Company’s securities portfolio and a REIT which holds certain real estate loans previously held by the Bank. Based on the new legislation, the Company has incurred an increase in its Illinois income tax liability starting in 2008.
     The difference between the provision for income taxes in the consolidated financial statements and amounts computed by applying the current federal statutory income tax rate of 35% to income before income taxes is reconciled as follows:

	Three Months Ended March 31,
	2008		2007
	(In thousands)
Income taxes computed at the statutory rate	$(3,501)	35.0%	$1,769	35.0%
Tax-exempt interest income on securities and loans	(197)	2.0	(226)	(4.5)
General business credits	(130)	1.3	(110)	(2.2)
State income taxes, net of federal tax benefit due to state operating loss	(732)	7.3	(241)	(4.8)
Life insurance cash surrender value increase, net of premiums	(300)	3.0	(263)	(5.2)
Dividends received deduction	(301)	3.0	(311)	(6.1)
Nondeductible costs and other, net	574	(5.7)	24	0.5

(Benefit) provision for income taxes	$(4,587)	45.9%	$642	12.7%

Recent Developments
     The Bank is a member of the Federal Home Loan Bank System and has borrowed funds from the Federal Home Loan Bank of Chicago (“FHLB Chicago”). As a result, it is required to hold capital stock of the FHLB Chicago. In October 2007, the FHLB Chicago announced that it entered into a consensual cease and desist order with its regulator which prohibits it from redeeming or repurchasing any capital stock from members or declaring dividends on its capital stock without prior approval. The FHLB Chicago did not pay a dividend for the fourth quarter of 2007 or first quarter of 2008. During the first nine months of 2007, the Company held $16.0 million in FHLB Chicago stock which earned 2.8% on average. As a result of the acquisition of Northwest Suburban, the Company held $17.0 million in FHLB Chicago stock beginning October 1, 2007. The Company’s future earnings will be negatively impacted if the FHLB Chicago decides not to declare dividends in future quarters.
     The Company was granted a one-time credit to offset FDIC premiums as a result of the Federal Deposit Insurance Reform Act of 2005 (“Reform Act”). This one-time credit maintained the Company’s 2007 FDIC insurance expense close to its 2006 level. The Company has utilized most of this credit by the end of the first quarter of 2008. As a result, the Company anticipates that the FDIC insurance expense will increase by approximately $315,000 per quarter starting with the second quarter of 2008.

Financial Condition
     The following table sets forth the changes in the balance sheet at March 31, 2008 compared to March 31, 2007 excluding the Northwest Suburban acquisition on October 1, 2007.

				Northwest	Excluding Northwest
	March 31,			Suburban	Suburban Acquisition
	2008	2007	$ Change	Acquisition(1)	$ Change	% Change
	(Dollars in thousands)
Assets
Cash and cash equivalents(2)	$102,495	$88,638	$13,857	$3,342	$10,515	12%
Securities available-for-sale	737,089	639,985	97,104	57,597	39,507	6
Securities held-to-maturity	32,674	43,562	(10,888)	—	(10,888)	(25)

Total securities	769,763	683,547	82,216	57,597	28,619	4
FRB and FHLB stock, at cost	29,264	23,592	5,672	1,503	4,169	18
Loans held for sale	—	3,740	(3,740)	—	(3,740)	(100)
Loans	2,467,701	1,950,613	517,088	439,249	77,839	4
Allowance for loan loss	(20,344)	(24,028)	3,684	(2,767)	6,451	(27)

Net loans	2,447,357	1,926,585	520,772	436,482	84,290	4
Cash surrender value of life insurance	82,024	65,973	16,051	12,884	3,167	5
Premises and equipment	38,232	22,282	15,950	19,279	(3,329)	(15)
Foreclosed properties	2,527	2,403	124	—	124	5
Core deposit and other intangibles, net	16,454	10,163	6,291	8,061	(1,770)	(17)
Goodwill	160,407	79,625	80,782	80,550	232	—
Other	81,923	74,083	7,840	7,914	(74)	—

Total assets	$3,730,446	$2,980,631	$749,815	$627,612	$122,203	4%

Liabilities and Stockholders’ Equity

Liabilities
Noninterest-bearing	$313,727	$247,548	$66,179	$65,299	$880	—%
Interest-bearing	2,090,985	1,759,452	331,533	405,361	(73,828)	(4)

Total deposits	2,404,712	2,007,000	397,712	470,660	(72,948)	(4)
Federal funds purchased	184,500	7,000	177,500	6,170	171,330	2,448
Securities sold under agreements to repurchase	394,764	251,070	143,694	—	143,694	57
FHLB advances	190,000	319,897	(129,897)	3,500	(133,397)	(42)
Junior subordinated debentures	60,741	65,828	(5,087)	10,310	(15,397)	(23)
Notes payable and subordinated debt	76,500	—	76,500	75,000	1,500	100
Other	38,073	39,337	(1,264)	6,982	(8,246)	(21)

Total liabilities	3,349,290	2,690,132	659,158	572,622	86,536	3

Stockholders’ Equity

Preferred equity	43,125	—	43,125	—	43,125	100
Common equity	336,877	295,614	41,263	54,990	(13,727)	(5)
Accumulated other comprehensive income (loss)	1,154	(5,115)	6,269	—	6,269	123

Total stockholders’ equity	381,156	290,499	90,657	54,990	35,667	12

Total liabilities and stockholders’ equity	$3,730,446	$2,980,631	$749,815	$627,612	$122,203	4%

(1)	Includes fair value adjustments.

(2)	The Northwest Suburban Acquisition column includes cash and cash equivalents acquired through Northwest Suburban of $10,066 less cash paid for the acquisition of $81,163, capitalized costs of $414, costs relating to the registration statement of $147, and $75,000 borrowing.

          Set forth below are some balance sheet highlights at March 31, 2008 compared to December 31, 2007 and March 31, 2007. When comparing to March 31, 2007, the balances were affected by the Northwest Suburban acquisition which was consummated on October 1, 2007.
•	Total assets increased $37.7 million to $3.7 billion, or 1.0%, at March 31, 2008 compared to year end 2007 and up $749.8 million compared to March 31, 2007.

•	Total loans decreased $6.6 million to $2.5 billion at March 31, 2008 compared to year end 2007 and increased $517.1 million over the first quarter of 2007. Average loans increased by $6.5 million during the first quarter of 2008 when compared to the fourth quarter of 2007. The Company’s period ended totals were down partly due to the sale of $18.0 million of commercial real estate loan participations related to the Company’s largest borrowers during the first quarter of 2008 and the charge off of $10.8 million relating to the Large Problem Credit.

•	The loan to deposit ratio increased to 103% from 101% at December 31, 2007, and was higher than the 97% figure recorded at March 31, 2007.

•	Deposits decreased by $53.4 million to $2.4 billion at March 31, 2008 compared to year end 2007 but increased by $397.7 million when compared to March 31, 2007.
          Set forth below are some asset quality highlights at March 31, 2008 compared to December 31, 2007 and March 31, 2007.
•	The Company’s loan quality statistics continue to be adversely affected by the Large Problem Credit. At March 31, 2008, the Company charged off $10.8 million relating to the Large Problem Credit, and the remaining total loan exposure was $18.2 million, all of which is on nonaccrual status.

•	Nonaccrual loans were 1.90% of total loans at March 31, 2008, down from 1.99% of total loans at year end and 2.14% at March 31, 2007.

•	There were no loans over 90 days past due and accruing at March 31, 2008 or December 31, 2007 and $25,000 as of March 31, 2007.

•	Foreclosed properties increased slightly from $2.2 million at year end to $2.5 million.

•	Loan delinquencies 30-89 days were 0.82% of loans at March 31, 2008, up from 0.48% at March 31 and December 31, 2007.

•	Nonperforming assets were 1.33% of total assets at March 31, 2008, down from 1.39% at year end and 1.48% at. March 31, 2007

•	The Company recorded a $5.4 million provision for loan losses for the first quarter of 2008 compared to $645,000 and $1.4 million for the first and fourth quarters of 2007, respectively.

•	The allowance for loan losses was 0.82% of total loans as of March 31, 2008, versus 1.08% at year end 2007 and 1.23% at March 31, 2007.

•	The allowance for loan losses was 0.43 times nonaccrual loans at March 31, 2008, 0.54 at year end, and 0.58 at March 31, 2007.

Loans
     The following table sets forth the composition of the Company’s loan portfolio on a source of repayment basis as of the indicated dates.

	March 31,		December 31,
	2008		2007(1)
		% of Gross		% of Gross
	Amount	Loans	Amount	Loans
		(Dollars in thousands)
Commercial	$1,060,316	43.0%	$1,079,631	43.6%
Construction	447,798	18.1	464,583	18.8
Commercial real estate	658,123	26.7	627,928	25.4
Home equity	146,381	5.9	142,158	5.8
Other consumer	10,837	0.4	10,689	0.4
Residential mortgage	144,553	5.9	149,703	6.0

Total loans, gross	2,468,008	100.0%	2,474,692	100.0%
Net deferred fees	(307)		(365)

Total loans, net	$2,467,701		$2,474,327

(1)	Amounts have been reclassified to conform to current period presentation.
     The Company has revised its classification of commercial loans and commercial real estate loans, changing its prior practice of classifying as commercial real estate loans all loans to businesses that included real estate as collateral (“collateral-based” classification). The classifications of construction, home equity, and residential mortgages were also reviewed. The new method of presentation (“source of repayment” classification) recognizes that loans to owner-occupied businesses engaged in manufacturing, sales and/or services are commercial loans regardless of whether real estate is taken as collateral. These loans generally have a lower risk profile than traditional commercial real estate loans. They are primarily dependent on the borrower’s business-generated cash flows for repayment, not on the conversion of real estate that may be pledged as collateral. Loans related to rental income producing properties and properties intended to be sold will continue to be classified as commercial real estate loans. Completing this change in methodology involved a loan-by-loan review of the Company’s commercial and commercial real estate loans. This new presentation methodology was implemented only as of December 31, 2007 and prospectively.
     Total loans decreased $6.6 million to $2.5 billion at March 31, 2008 from December 31, 2007. Set forth below are other highlights of the loan portfolio. Average loans increased by $6.5 million during the first quarter of 2008 when compared to the fourth quarter of 2007.
•	Commercial loans decreased $19.3 million to $1.1 billion, or 43.0% of the loan portfolio, as of March 31, 2008 from December 31, 2007.

•	Construction loans decreased by $16.8 million to $447.8 million, or 18.1% of the loan portfolio, as of March 31, 2008 from $464.6 million at December 31, 2007.

•	Commercial real estate loans increased by $30.2 million to $658.1 million, or 26.7% of the loan portfolio, as of March 31, 2008 from $627.9 million at year end.

•	Home equity loans increased by $4.2 million to $146.4 million as of March 31, 2008 from $142.2 million at year end.

•	Residential mortgage loans decreased $5.2 million to $144.6 million as of March 31, 2008 from $149.7 million as of December 31, 2007.

•	The Company does not hold any sub-prime loans in its portfolio.
     The Company continues to reduce the risk profile of the loan portfolio by selling loan participations related to its largest credit exposures. The Company sold $18.0 million of commercial real estate loan participations related to the Company’s largest borrowers during the first quarter of 2008.
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
     Following is a summary of activity in the allowance for loan losses:

	Three Months Ended
	March 31,
	2008	2007
	(In thousands)
Balance at beginning of period	$26,748	$23,229
Provision charged to operations	5,400	645

Loans charged off	(12,250)	(446)
Recoveries	446	600

Net loans (charged off) recoveries	(11,804)	154

Balance at end of period	$20,344	$24,028

     A provision for loan losses of $5.4 million was taken for the first quarter of 2008 compared to $645,000 for the similar period in 2007, reflecting management’s updated assessments of impaired loans and concerns about the continued deterioration of economic conditions. The Company had net charge-offs of $11.8 million for the first quarter of 2008 compared to net recoveries of $154,000 for the same period in 2007. At March 31, 2008, the Company charged off $10.8 million of balances related to the Large Problem Credit eliminating a substantial portion of the specific loan loss allowance previously allocated to this credit. The following prompted the Company to record this charge off: the finalization of settlement negotiations on the receivable portion of this credit; bankruptcy court approval of the sale of two pieces of the collateral; and two successful court rulings on challenges by the debtor. The remaining balance outstanding on the Large Problem Credit is $18.2 million as of March 31, 2008.
     The Company had a reserve for losses on unfunded commitments of $585,000 at March 31, 2008, up from $233,000 at December 31, and March 31, 2007.

     The following table sets forth certain asset quality ratios related to the allowance for loan losses on a quarter-to-date basis as of the indicated dates.

	March 31,		December 31,		March 31,
	2008		2007		2007
Net loans charged off to average loans during quarter	1.93%		0.37%		(0.03)%
Provision for loan losses to total loans	0.88		0.23		0.13
Allowance for loan losses to total loans	0.82		1.08		1.23
Allowance to nonaccrual loans	0.43	x	0.54	x	0.58	x
     The Company recognizes that credit losses will be experienced and the risk of loss will vary with, among other things: general economic conditions; the type of loan being made; the creditworthiness of the borrower over the term of the loan; and in the case of a collateralized loan, the quality of the collateral. The allowance for loan losses represents management’s estimate of the amount deemed necessary to provide for probable incurred losses in the portfolio. In making this determination, management analyzes the ultimate collectibility of the loans in its portfolio by incorporating feedback provided by internal loan staff. The Company makes an ongoing evaluation as to the adequacy of the allowance for loan losses.
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
Nonaccrual Loans and Nonperforming Assets
     Nonaccrual loans decreased by $2.3 million to $46.9 million at March 31, 2008 from December 31, 2007. At March 31, 2008, the Company charged off $10.8 million of balances related to the Large Problem Credit. The Large Problem Credit accounted for $18.2 million, or 38.8%, of the nonaccrual loans at March 31, 2008 and $29.0 million, or 58.0%, at December 31, 2007. While the Company believes that the current carrying value of Large Problem Credit loans at March 31, 2008 reflects management’s best current estimate of net realizable value, there can be no assurance that additional losses may not be incurred with respect to the Large Problem Credit. Excluding the Large Problem Credit charge-off, nonaccrual loans increased by approximately $8.5 million during the first quarter of 2008. A majority of the increase in nonaccrual loans was due to a participated loan to a developer for a condominium development of which approximately one-third of the units have been sold and closed.
     Foreclosed properties were $2.5 million at March 31, 2008, an increase of $307,000 compared to year end. Nonperforming assets were $49.4 million at March 31, 2008 compared to $51.4 million at December 31, 2007.
     The following table sets forth information on the Company’s nonaccrual loans and nonperforming assets as of the indicated dates.

	March 31,	December 31,	March 31,
	2008	2007	2007
	(Dollars in thousands)
Impaired and other loans 90 days past due and accruing	$—	$—	$25

Nonaccrual loans	$46,916	$49,173	$41,679
Foreclosed properties	2,527	2,220	2,403

Total nonperforming assets	$49,443	$51,393	$44,082

Nonaccrual loans to loans	1.90%	1.99%	2.14%
Nonperforming assets to loans and foreclosed properties	2.00	2.08	2.26
Nonperforming assets to assets	1.33	1.39	1.48
Securities
     The Company manages its securities portfolio to provide a source of both liquidity and earnings. The asset/liability committee develops investment policies based upon operating needs and market circumstances. The investment policy and strategy statement are reviewed by senior financial management in terms of its objectives, investment guidelines and consistency with overall performance and risk management goals. The investment policy is formally reviewed and approved annually by its Board of Directors. The asset/liability committee is responsible for reporting and monitoring compliance with the investment policy. Reports are provided to the Board of Directors on a regular basis.

     The following tables set forth the composition of the securities portfolio by major category as of March 31, 2008.

	March 31, 2008
	Held-to-Maturity		Available-for-Sale		Total
							% of
	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized
	Cost	Value	Cost	Value	Cost	Value	Cost
	(Dollars in thousands)
U.S. Treasury and obligations of U.S. government-sponsored entities	$—	$—	$288,953	$293,216	$288,953	$293,216	37.63%
Obligations of states and political subdivisions	1,253	1,274	60,386	61,098	61,639	62,372	8.03
Mortgage-backed securities	31,421	31,132	299,163	297,856	330,584	328,988	43.05
Equity securities (1)	—	—	67,489	67,489	67,489	67,489	8.79
Other bonds	—	—	19,219	17,430	19,219	17,430	2.50

Total	$32,674	$32,406	$735,210	$737,089	$767,884	$769,495	100.00%

(1)	An impairment charge was recognized on March 31, 2008, as a result the fair value as of that date became the new cost basis in these securities.
     Securities available-for-sale are carried at fair value, with related unrealized net gains or losses, net of deferred income taxes, recorded as an adjustment to equity capital. At March 31, 2008, unrealized gains on securities available-for-sale were $1.9 million, or $1.2 million net of taxes, compared to unrealized losses of $23.0 million, or $13.9 million net of taxes, at December 31, 2007.
     The Company recognized an other-than-temporary impairment charge of $17.6 million at March 31, 2008 on certain FNMA and FHLMC preferred equity securities with a cost basis of $85.1 million. Management believes this impairment was primarily attributable to current economic conditions: the declines in the sub-prime mortgage market, the housing slump, and a series of major corrections in the marketplace. Since recovery does not appear likely in the near future, the Company recognized the impairment losses. Previously, the Company recognized the decline in market value of these preferred equity securities in stockholders’ equity through comprehensive income. These securities are rated AA by S&P and Moody’s. The securities portfolio has a low degree of inherent credit risk and does not contain any sub-prime or Alt-A mortgage-backed securities.
     Securities available-for-sale increased by $26.2 million, or 3.7%, to $737.1 million at March 31, 2008 from $710.9 million at December 31, 2007. Set forth below are other highlights of the securities portfolio.
•	U.S. Treasury and obligations of U.S. government-sponsored entities increased by $109.6 million to $293.2 million at March 31, 2008 compared to $183.6 million at year end.

•	U.S. government agency and government-sponsored entity mortgage-backed securities decreased 21.4%, or $81.2 million, from $379.0 million at December 31, 2007 to $297.9 million at March 31, 2008.

•	Equity securities increased $1.5 million to $67.5 million at March 31, 2008 from December 31, 2007. As noted above, the Company recognized an impairment charge of $17.6 million on these equities. Equity securities included capital securities of U.S. government-sponsored entities.
     Securities held-to-maturity decreased $4.9 million, or 13.1%, from $37.6 million at December 31, 2007 to $32.7 million at March 31, 2008. As permitted under SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” certain held-to-maturity securities with a carrying value of $4.3 million, where a substantial portion of their principal was collected, were sold in the first quarter of 2008 at a net loss of $30,000. These securities had paid down to an average of 6% of their original face value.

     There were no trading securities held at March 31, 2008 or December 31, 2007.
Cash Surrender Value of Life Insurance
     The Company’s holdings in bank-owned life insurance (“BOLI”) increased by $858,000 during the first quarter of 2008 compared to year end. The BOLI is intended to produce revenue which will offset a portion of future Supplemental Executive Retirement Plan and other employee benefit plan liabilities.
Deposits and Borrowed Funds
     The following table sets forth the composition of the Company’s deposits as of the indicated dates.

	March 31,	December 31,
	2008	2007
	(In thousands)
Noninterest-bearing demand	$313,727	$321,317
Interest-bearing demand	220,429	226,225
Money-market	272,883	291,501
Savings	138,246	129,476
Time deposits less than $100,000	835,684	866,770
Time deposits of $100,000 or more	623,743	622,859

Total interest-bearing deposits	2,090,985	2,136,831

Total	$2,404,712	$2,458,148

Total core deposits (1).	$945,285	$968,519

     (1) Includes noninterest-bearing and interest-bearing demand, money market, and savings.
     Total deposits of $2.4 billion at March 31, 2008 represented a decrease of $53.4 million, or 2.2%, from December 31, 2007. Changes in the Company’s deposit mix are noted below.
•	Noninterest-bearing deposits were $313.7 million at March 31, 2008, $7.6 million less than the $321.3 million level at December 31, 2007.

•	Over the same period, interest-bearing deposits decreased 2.2%, or $45.8 million to $2.1 billion at March 31, 2008 compared to December 31, 2007.

•	Core deposits, which include demand deposit, interest-bearing demand deposit, money market, and savings accounts, decreased $23.2 million to $945.3 million at March 31, 2008 from $968.5 million at December 31, 2007.

•	Certificates of deposit under $100,000 decreased $31.1 million from December 31, 2007 to $835.7 million at March 31, 2008.

•	Certificates of deposit over $100,000 increased slightly by $884,000 from December 31, 2007 to $623.7 million at March 31, 2008.
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
     Borrowed funds are summarized below:

	March 31,	December 31,
	2008	2007
	(In thousands)
Federal funds purchased	$184,500	$81,000
Securities sold under agreements to repurchase	394,764	283,400
Federal Home Loan Bank advances	190,000	323,439
Junior subordinated debentures	60,741	60,724
Subordinated debt	15,000	—
Notes payable	61,500	72,500

Total	$906,505	$821,063

     The Company utilizes securities sold under repurchase agreements as a source of funds that do not increase the Company’s reserve requirement. The Company had $394.8 million in securities sold under repurchase agreements at March 31, 2008 compared to $283.4 million at December 31, 2007. These repurchase agreements are with primary dealers and have maturities of approximately one week to ten years with call provisions ranging from three months to one year.
     The Bank is a member of the FHLB. Membership requirements include common stock ownership in the FHLB. At March 31, 2008, total FHLB advances were $190.0 million compared to $323.4 million at year end. Such advances have various call provisions ranging from three months to two years. At the end of the first quarter of 2008, the Company prepaid $130.0 million in FHLB advances at a weighted average rate of 4.94% and recognized a loss on the early extinguishment debt of $7.1 million. The Company replaced these borrowings at a weighted average rate of approximately 2.57% which will improve the margin in the future.
     During the fourth quarter of 2007, the Company utilized the proceeds from a $75.0 million term note from a correspondent bank to pay the cash portion of the Northwest Suburban acquisition. The term note had a rate of one-month LIBOR plus 140 basis points at March 31, 2008 and matures on September 28, 2010. On March 31, 2008, the Company converted $15.0 million of this term note into subordinated debt and further reduced the remaining term note balance to $55.0 million. The subordinated debt has an initial rate of one-month LIBOR plus 350 basis points, matures on March 31, 2018, and qualifies as Tier 2 capital. During the second quarter of 2008, the rate on the remaining term note was set at one-month LIBOR plus 155 basis points.
     The Company’s credit agreements with this correspondent bank also provide the Company with a revolving line of credit with a maximum availability of $25.0 million. This revolving line of credit had a rate of one-month LIBOR plus 115 basis points and matured on April 3, 2008. During the second quarter of 2008, this revolving line of credit was renewed at an initial rate of one-month LIBOR plus 155 basis points and now matures on April 3, 2009.
     The revolving line of credit and term notes include the following covenants at March 31, 2008: (1) the Bank must not have nonperforming loans in excess of 3.00% of total loans, (2) the Bank must report a quarterly profit, excluding charges related to acquisitions, and (3) the Bank must remain well capitalized. The net loss recognized in the first quarter of 2008 would have caused the Company to violate a covenant; the lender, however, agreed to waive this covenant violation.

Capital Resources
     Stockholders’ equity increased $6.0 million from December 31, 2007 to $381.2 million at March 31, 2008. Total capital to average risk-weighted assets increased to 10.6% on March 31, 2008 from 10.2% on December 31, 2007. On March 31, 2008, the Company converted $15.0 million of its term note into subordinated debt, which qualifies as Tier 2 capital.
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
     The Bank was categorized as well capitalized as of March 31, 2008. Management is not aware of any conditions or events since the most recent regulatory notification that would change the Company’s or the Bank’s categories.
     The risk-based capital information for the Company is as follows:

	March 31,	December 31,
	2008	2007
	(In thousands)
Risk-weighted assets	$2,809,173	$2,811,423
Average assets	3,686,269	3,721,444

Capital components:
Stockholders’ equity	$381,156	$375,164
Plus: Guaranteed trust preferred securities	59,000	59,000
Less: Core deposit and other intangibles, net	(16,454)	(17,044)
Less: Goodwill	(160,407)	(160,407)
Less: Unrealized (gains) losses on securities, net of tax	(1,154)	13,917
Plus: Unrealized losses on equity securities, net of tax	—	(11,768)

Tier I capital	262,141	258,862
Allowance for loan losses	20,344	26,748
Reserve for unfunded commitments	585	233
Qualifying subordinated debt	15,000	—

Total risk-based capital	$298,070	$285,843

     Capital levels and minimum required levels:

	At March 31, 2008
			Minimum Required		Minimum Required
	Actual		for Capital Adequacy		to be Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Total capital to risk-weighted assets Company	$298,070	10.6%	$224,734	8.0%	n/a	n/a
Midwest Bank and Trust Company	355,272	12.7	223,825	8.0	$279,782	10.0%

Tier I capital to risk-weighted assets Company	262,141	9.3	112,367	4.0	n/a	n/a
Midwest Bank and Trust Company	334,342	12.0	111,913	4.0	167,869	6.0

Tier I capital to average assets Company	262,141	7.1	147,451	4.0	n/a	n/a
Midwest Bank and Trust Company	334,342	9.1	146,922	4.0	183,652	5.0

	At December 31, 2007
			Minimum Required		Minimum Required
	Actual		for Capital Adequacy		to be Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Total capital to risk-weighted assets Company	$285,843	10.2%	$224,814	8.0%	n/a	n/a
Midwest Bank and Trust Company	351,352	12.6	223,959	8.0	$279,949	10.0%

Tier I capital to risk-weighted assets Company	258,862	9.2	112,457	4.0	n/a	n/a
Midwest Bank and Trust Company	324,370	11.6	111,980	4.0	167,969	6.0

Tier I capital to average assets Company	258,862	7.0	148,858	4.0	n/a	n/a
Midwest Bank and Trust Company	324,370	8.7	148,407	4.0	185,508	5.0
Liquidity
     The Company manages its liquidity position with the objective of maintaining access to sufficient funds to respond to the needs of depositors and borrowers and to take advantage of earnings enhancement opportunities. At March 31, 2008, the Company had cash and cash equivalents of $102.5 million. In addition to the normal inflow of funds from its securities portfolio, and repayments and maturities of loans and securities, the Company utilizes other short-term, intermediate-term and long-term funding sources such as securities sold under agreements to repurchase and overnight funds purchased from correspondent banks.
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
     The Company classifies the majority of its securities as available-for-sale, thereby maintaining significant liquidity. The Company’s liquidity position is further enhanced by the structuring of a majority of its loan portfolio interest payments as monthly.
     The Company’s cash flows are composed of three classifications: cash flows from operating activities, cash flows from investing activities, and cash flows from financing activities. See Statement of Cash Flows in the Unaudited Consolidated Financial Statements.

ITEM 3 — QUANTITATIVE AND QUALITATIVE DISCLOSURES
ABOUT MARKET RISK
Interest Rate Sensitivity Analysis
     The Company performs a net interest income analysis as part of its asset/liability management practices. Net interest income analysis measures the change in net interest income in the event of hypothetical changes in interest rates. This analysis assesses the risk of change in net interest income in the event of sudden and sustained 1.0% and 2.0% increases and decreases in market interest rates. The table below presents the Company’s projected changes in net interest income for the various rate shock levels at March 31, 2008 and December 31, 2007, respectively.

	Change in Net Interest Income Over One Year Horizon
					Guideline
	March 31, 2008		December 31, 2007		Maximum
	Dollar	%	Dollar	%	%
	Change	Change	Change	Change	Change
	(Dollars in thousands)
+200 bp	$4,251	4.62%	$(2,161)	(2.36)%	(10.0)%
+100 bp	2,805	3.05	694	0.76	—
-100 bp	(1,433)	(1.56)	(225)	(0.25)	—
-200 bp	(5,610)	(6.09)	(3,507)	(3.83)	(10.0)
     As shown above, at March 31, 2008, the effect of an immediate 200 basis point increase in interest rates would increase the Company’s net interest income by 4.62%, or $4.3 million. The effect of an immediate 200 basis point reduction in rates would decrease the Company’s net interest income by 6.09%, or $5.6 million. Overall net interest income sensitivity remains within the Company’s and recommended regulatory guidelines.
     The changes in net interest income over the one year horizon for March 31, 2008 under the down 1.0% and 2.0% interest rate scenarios are reflective of optionality in the investment securities portfolio. As rates decline, the callable U.S. government-sponsored entity debentures in the investment securities portfolio are expected to be called and the proceeds re-invested at lower yields. In a rising rate environment, yields on floating rate loans and investment securities are expected to re-price upwards more quickly than the cost of funds. The Company believes it manages such volatility to acceptable levels and is being appropriately compensated for the additional risk. During much of 2007, the competitive landscape of banking in Chicago resulted in certificate of deposit pricing that management believed to be significantly above-market. Rather than compete for higher-cost retail certificates of deposit, management chose to pursue funding opportunities in the wholesale markets. These opportunities were not only lower in cost, but allowed the Company to more precisely manage the rate and term structure of its funding liabilities. Throughout 2007, the Company continued to selectively offer special promotions to attract retail deposits as needed.

ITEM 4 — CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
     As of the end of the period covered by this report, an evaluation was performed under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer of the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 240.13a-15(e)). Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2008 to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms.
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
Item 1A. Risk Factors
     There were no material changes in the Company’s risk factors contained in the Company’s 2007 Annual Report on Form 10-K.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     None
Item 3. Defaults Upon Senior Securities
     None
Item 4. Submission of Matters to a Vote of Security Holders
     None

Item 5. Other Information
     None
Item 6. Exhibits
     The following exhibits are either filed as part of this report or are incorporated herein by reference:

2.1	Agreement and Plan of Merger, dated as of March 22, 2007, by and between Midwest Banc Holdings, Inc. and Northwest Suburban Bancorp., Inc. (incorporated by reference to Registrant’s Report on Form 8-K filed March 23, 2007, File No. 001-13735).

3.1	Amended and Restated Certificate of Incorporation, as amended (incorporated by reference to Registrant’s Form 10-Q for the quarter ended September 30, 2007, File No. 001-13735).

3.1.1	Certificate of Designation for the Series A Preferred Stock (incorporated by reference to Registrant’s Report on Form 8-K filed December 7, 2007, File No. 001-13735).

3.1.2	Deposit Agreement, dated December 5, 2007, among the Registrant, Illinois Stock Transfer Company and the holders from time to time of the Depositary Receipts issued pursuant to the Deposit Agreement (incorporated by reference to Registrant’s Report on Form 8-K filed December 7, 2007, File No. 001-13735).

3.2	Amended and Restated By-laws, filed September 27, 2005 (incorporated by reference to Registrant’s Report on Form 8-K filed December 14, 2007, File No. 001-13735).

4.1	Specimen Common Stock Certificate (incorporated by reference to Registrant’s Registration Statement on Form S-1, Registration No. 333-42827).

4.1.1	Form of Certificate for the Preferred Stock (incorporated by reference to Registrant’s Report on Form 8-K filed December 7, 2007, File No. 001-13735).

4.1.2	Form of Depositary Receipt for the Depositary Shares (incorporated by reference to Registrant’s Report on Form 8-K filed December 7, 2007, File No. 001-13735).

4.2	Certain instruments defining the rights of the holders of long-term debt of the Company and certain of its subsidiaries, none of which authorize a total amount of indebtedness in excess of 10% of the total assets of the Company and its subsidiaries on a consolidated basis, have not been filed as Exhibits. The Company hereby agrees to furnish a copy of any of these agreements to the SEC upon request.

*10.1	Midwest Banc Holdings, Inc. Stock and Incentive Plan (incorporated by reference to Registrant’s Form 10-K for the year ended December 31, 2006, File No. 001-13735).

*10.4	Form of Transitional Employment Agreements (incorporated by reference to Registrant’s Registration Statement on Form S-1, Registration No. 333-42827).

10.5	Lease dated as of December 24, 1958, between Western National Bank of Cicero and Midwest Bank and Trust Company, as amended (incorporated by reference to Registrant’s Registration Statement on Form S-1, Registration No. 333-42827).

10.6	Britannica Centre Lease, dated as of May 1, 1994, between Chicago Title and Trust Company, as Trustee under Trust Agreement dated November 2, 1977 and known as Trust No. 1070932 and Midwest Bank and Trust Company (incorporated by reference to Registrant’s Registration Statement on Form S-1, Registration No. 333-42827).

10.7	Lease dated as of March 20, 1996 between Grove Lodge No. 824 Ancient Free and Accepted Masons and Midwest Bank of Hinsdale (incorporated by reference to Registrant’s Registration Statement on Form S-1, Registration No. 333-42827)

10.8	Office Lease, undated, between Grove Lodge No. 824 Ancient Free and Accepted Masons and Midwest Bank of Hinsdale (incorporated by reference to Registrant’s Registration Statement on Form S-1, Registration No. 333-42827).

*10.15	Form of 2001 Supplemental Executive Retirement Agreement (incorporated by reference to Registrant’s Form 10-Q for the quarter ended September 30, 2001, File No. 001-13735).

*10.16	Form of Transitional Employment Agreement (Executive Officer Group) (incorporated by reference to Registrant’s Form 10-Q for the quarter ended September 30, 2001, File No. 001-13735).

*10.17	Form of Restricted Stock Award Agreement for Officers, Restricted Stock Grant Notice for Officers, Incentive and Nonqualified Stock Options Award Agreements, and Stock Option Grant Notice for Officers (incorporated by reference to Registrant’s Report on Form 8-K filed August 29, 2005, File No. 001-13735).

*10.18	Form of 2005 Supplemental Executive Retirement Agreement (incorporated by reference to Registrant’s Report on Form 8-K filed October 28, 2005, File No. 001-13735).

*10.19	Form of Restricted Stock Award Agreement for Non-employee Directors and Restricted Stock Grant Notice for Non-employee Directors (incorporated by reference to Registrant’s Report on Form 8-K filed October 28, 2005, File No. 001-13735).

10.21	Lease dated as of April 29, 1976, between Joseph C. and Grace Ann Sanfilippo and Fairfield Savings and Loan Association, as amended (incorporated by reference to Registrant’s Form 10-K for the year ended December 31, 2003, File No. 001-13735).

10.22	Lease dated as of August 28, 2002 between Glen Oak Plaza and Midwest Bank and Trust Company (incorporated by reference to Registrant’s Form 10-K for the year ended December 31, 2003, File No. 001-13735).

10.24	Loan Agreement as of April 4, 2007, between the Company and M&I Marshall & Ilsley Bank (incorporated by reference to Registrant’s Report on Form 8-K filed April 6, 2007, File No. 001-13735).

*10.25	Employment Agreement as of September 28, 2004 between the Company and the Chief Executive Officer (incorporated by reference to Registrant’s Form 10-Q for the quarter ended September 30, 2004, File No. 001-13735).

*10.27	Midwest Banc Holdings, Inc. Severance Policy as of June 28, 2005 (incorporated by reference to Registrant’s Form 8-K dated June 28, 2005, File No. 001-13735).

10.29	Midwest Banc Holdings, Inc. Directors Deferred Compensation Plan (incorporated by reference to Registrant’s Report on Form 8-K filed December 16, 2005, File No. 001-13735).

*10.30	Amendment to Employment Agreement as of September 28, 2004 between the Company and the Chief Executive Officer (incorporated by reference to Registrant’s Report on Form 8-K filed March 24, 2006, File No. 001-13735).

*10.31	Amended and Restated Employment Agreement dated February 8, 2006 by and between Royal American Bank and Jay Fritz, assumed by the Company as of July 1, 2006 (incorporated by reference to Registrant’s Report on Form 8-K filed July 7, 2006, File No. 001-13735).

10.32	Lease dated April 1, 1993, by and between Royal American Bank and LaSalle National Trust, N.A., as amended, assumed by the Company as of July 1, 2006 (incorporated by reference to Registrant’s Form 10-Q for the quarter ended September 30, 2006, File No. 001-13735).

10.33	Lease dated April 19, 1993 by and between Royal American Bank and Hamilton Forsythe 1000 Tower Lane LLC, successor-in-interest to Bensenville Office Venture, as amended, assumed by the Company as of July 1, 2006 (incorporated by reference to Registrant’s Form 10-Q for the quarter ended September 30, 2006, File No. 001-13735).

10.34	Sublease dated January 31, 2006 by and between Royal American Bank and JPMorgan Chase Bank, National Association, assumed by the Company as of July 1, 2006 (incorporated by reference to Registrant’s Form 10-Q for the quarter ended September 30, 2006, File No. 001-13735).

10.35	Lease dated January 20, 2006 by and between Royal American Bank and MEG Associates Limited Partnership, assumed by the Company as of July 1, 2006 (incorporated by reference to Registrant’s Form 10-Q for the quarter ended September 30, 2006, File No. 001-13735).

10.36	Lease dated October 28, 1996 by and between Royal American Bank and Tiffany Pointe, Inc./Marquette Bank, as amended, assumed by the Company as of July 1, 2006 (incorporated by reference to Registrant’s Form 10-Q for the quarter ended September 30, 2006, File No. 001-13735).

10.37	Lease dated September 24, 1999, by and between Royal American Bank and Moats Office Properties, Inc., as amended, assumed by the Company as of July 1, 2006 (incorporated by reference to Registrant’s Form 10-Q for the quarter ended September 30, 2006, File No. 001-13735).

10.38	Lease dated July 14, 2006 by and between Midwest Bank and Trust Company and William C. Moran (incorporated by reference to Registrant’s Form 10-Q for the quarter ended September 30, 2006, File No. 001-13735).

*10.39	First Amendment to the Form of 2001 Supplemental Executive Retirement Agreement (incorporated by reference to Registrant’s Report on Form 8-K filed October 28, 2005, File No. 001-13735).

*10.40	Second Amendment to the Form of 2001 Supplemental Executive Retirement Agreement (incorporated by reference to Registrant’s Form 10-Q for the quarter ended September 30, 2006, File No. 001-13735).

*10.41	Form of 2006 Supplemental Executive Retirement Agreement (incorporated by reference to Registrant’s Form 10-Q for the quarter ended September 30, 2006, File No. 001-13735).

*10.42	First Amendment to the Form of 2005 Supplemental Executive Retirement Agreement (incorporated by reference to Registrant’s Form 10-Q for the quarter ended September 30, 2006, File No. 001-13735).

10.43	Lease dated November 9, 2005 by and between Midwest Bank and Trust Company and Crossings Commercial, LLC (incorporated by reference to Registrant’s Form 10-Q for the quarter ended September 30, 2006, File No. 001-13735).

10.44	Lease dated August 17, 2005 by and between Royal American Bank and L.F.A.J.J. Partners, LLC, assumed by the Company as of July 1, 2006 (incorporated by reference to Registrant’s Form 10-Q for the quarter ended March 31, 2007, File No. 001-13735).

10.45	Loan Agreement dated as of September 28, 2007 and amendment of loan agreement dated April 4, 2007, between the Company and M&I Marshall & Ilsley Bank (incorporated by reference to Registrant’s Report on Form 8-K filed October 1, 2007, File No. 001-13735).

*10.46	Form of 2007 Transitional Employment Agreement (incorporated by reference to Registrant’s Report on Form 8-K filed October 1, 2007, File No. 001-13735).

*10.47	Form of 2007 Supplemental Executive Retirement Agreement (incorporated by reference to Registrant’s Report on Form 8-K filed October 1, 2007, File No. 001-13735).

*10.48	First Amendment to the Midwest Banc Holdings, Inc. Stock and Incentive Plan (incorporated by reference to Registrant’s Report on Form 8-K filed October 1, 2007, File No. 001-13735).

10.49	Lease dated December 27, 2007 by and between Midwest Bank and Trust Company and George Garner and Barbara Garner (incorporated by reference to Registrant’s Form 10-K for the year ended December 31, 2007, File No. 001-13735).

*10.50	Mutual Agreement RE Severance and Retirement dated January 14, 2008 between the Company and John Eilering (incorporated by reference to Registrant’s Form 10-K for the year ended December 31, 2007, File No. 001-13735).

*10.51	Second amendment to Employment Agreement as of September 28, 2004 between the Company and the Chief Executive Officer.

*10.52	Second amendment to the Amended and Restated Employment Agreement dated February 8, 2006 by and between Royal American Bank and Jay Fritz, assumed by the Company as of July 1, 2006.

10.53	Agreement of Purchase and Sale as of March 10, 2008 between the Company and PGG, LLC.

10.54	First Amendment to Real Estate Purchase Agreement as of March 26, 2008 between the Company and PGG, LLC.

10.55	Post-closing Occupancy Agreement as of March 28, 2008 between the Company and NMD Investments, LLC.

10.56	Amendment to Loan Agreement dated as of September 28, 2007 and Loan Agreement dated March 31, 2008, between the Company and M&I Marshall & Ilsley Bank.

10.57	Second Amendment of Loan Agreement dated April 4, 2007, between the Company and M&I Marshall & Ilsley Bank.

*10.58	Midwest Banc Holdings, Inc. Management Incentive Plan.

*10.59	Midwest Banc Holdings, Inc. Employee Stock Purchase Plan (incorporated by reference to Registrant’s Proxy Statement filed April 7, 2008, File No. 001-13735).

31.1	Rule 13a-14(a) Certification of Principal Executive Officer.

31.2	Rule 13a-14(a) Certification of Principal Financial Officer.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, from the Company’s Chief Executive Officer and Chief Accounting Officer.

*	Indicates management contracts or compensatory plans or arrangements required to be filed as an exhibit.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Date: May 12, 2008

MIDWEST BANC HOLDINGS, INC. (Registrant)
By:	/s/ James J. Giancola
James J. Giancola,
President and Chief Executive Officer

By:	/s/ JoAnn Sannasardo Lilek
JoAnn Sannasardo Lilek,
Executive Vice President and Chief Financial Officer

Exhibit Index

2.1	Agreement and Plan of Merger, dated as of March 22, 2007, by and between Midwest Banc Holdings, Inc. and Northwest Suburban Bancorp., Inc. (incorporated by reference to Registrant’s Report on Form 8-K filed March 23, 2007, File No. 001-13735).

3.1	Amended and Restated Certificate of Incorporation, as amended (incorporated by reference to Registrant’s Form 10-Q for the quarter ended September 30, 2007, File No. 001-13735).

3.1.1	Certificate of Designation for the Series A Preferred Stock (incorporated by reference to Registrant’s Report on Form 8-K filed December 7, 2007, File No. 001-13735).

3.1.2	Deposit Agreement, dated December 5, 2007, among the Registrant, Illinois Stock Transfer Company and the holders from time to time of the Depositary Receipts issued pursuant to the Deposit Agreement (incorporated by reference to Registrant’s Report on Form 8-K filed December 7, 2007, File No. 001-13735).

3.2	Amended and Restated By-laws, filed September 27, 2005 (incorporated by reference to Registrant’s Report on Form 8-K filed December 14, 2007, File No. 001-13735).

4.1	Specimen Common Stock Certificate (incorporated by reference to Registrant’s Registration Statement on Form S-1, Registration No. 333-42827).

4.1.1	Form of Certificate for the Preferred Stock (incorporated by reference to Registrant’s Report on Form 8-K filed December 7, 2007, File No. 001-13735).

4.1.2	Form of Depositary Receipt for the Depositary Shares (incorporated by reference to Registrant’s Report on Form 8-K filed December 7, 2007, File No. 001-13735).

4.2	Certain instruments defining the rights of the holders of long-term debt of the Company and certain of its subsidiaries, none of which authorize a total amount of indebtedness in excess of 10% of the total assets of the Company and its subsidiaries on a consolidated basis, have not been filed as Exhibits. The Company hereby agrees to furnish a copy of any of these agreements to the SEC upon request.

*10.1	Midwest Banc Holdings, Inc. Stock and Incentive Plan (incorporated by reference to Registrant’s Form 10-K for the year ended December 31, 2006, File No. 001-13735).

*10.4	Form of Transitional Employment Agreements (incorporated by reference to Registrant’s Registration Statement on Form S-1, Registration No. 333-42827).

10.5	Lease dated as of December 24, 1958, between Western National Bank of Cicero and Midwest Bank and Trust Company, as amended (incorporated by reference to Registrant’s Registration Statement on Form S-1, Registration No. 333-42827).

10.6	Britannica Centre Lease, dated as of May 1, 1994, between Chicago Title and Trust Company, as Trustee under Trust Agreement dated November 2, 1977 and known as Trust No. 1070932 and Midwest Bank and Trust Company (incorporated by reference to Registrant’s Registration Statement on Form S-1, Registration No. 333-42827).

10.7	Lease dated as of March 20, 1996 between Grove Lodge No. 824 Ancient Free and Accepted Masons and Midwest Bank of Hinsdale (incorporated by reference to Registrant’s Registration Statement on Form S-1, Registration No. 333-42827)

10.8	Office Lease, undated, between Grove Lodge No. 824 Ancient Free and Accepted Masons and Midwest Bank of Hinsdale (incorporated by reference to Registrant’s Registration Statement on Form S-1, Registration No. 333-42827).

*10.15	Form of 2001 Supplemental Executive Retirement Agreement (incorporated by reference to Registrant’s Form 10-Q for the quarter ended September 30, 2001, File No. 001-13735).

*10.16	Form of Transitional Employment Agreement (Executive Officer Group) (incorporated by reference to Registrant’s Form 10-Q for the quarter ended September 30, 2001, File No. 001-13735).

*10.17	Form of Restricted Stock Award Agreement for Officers, Restricted Stock Grant Notice for Officers, Incentive and Nonqualified Stock Options Award Agreements, and Stock Option Grant Notice for Officers (incorporated by reference to Registrant’s Report on Form 8-K filed August 29, 2005, File No. 001-13735).

*10.18	Form of 2005 Supplemental Executive Retirement Agreement (incorporated by reference to Registrant’s Report on Form 8-K filed October 28, 2005, File No. 001-13735).

*10.19	Form of Restricted Stock Award Agreement for Non-employee Directors and Restricted Stock Grant Notice for Non-employee Directors (incorporated by reference to Registrant’s Report on Form 8-K filed October 28, 2005, File No. 001-13735).

10.21	Lease dated as of April 29, 1976, between Joseph C. and Grace Ann Sanfilippo and Fairfield Savings and Loan Association, as amended (incorporated by reference to Registrant’s Form 10-K for the year ended December 31, 2003, File No. 001-13735).

10.22	Lease dated as of August 28, 2002 between Glen Oak Plaza and Midwest Bank and Trust Company (incorporated by reference to Registrant’s Form 10-K for the year ended December 31, 2003, File No. 001-13735).

10.24	Loan Agreement as of April 4, 2007, between the Company and M&I Marshall & Ilsley Bank (incorporated by reference to Registrant’s Report on Form 8-K filed April 6, 2007, File No. 001-13735).

*10.25	Employment Agreement as of September 28, 2004 between the Company and the Chief Executive Officer (incorporated by reference to Registrant’s Form 10-Q for the quarter ended September 30, 2004, File No. 001-13735).

*10.27	Midwest Banc Holdings, Inc. Severance Policy as of June 28, 2005 (incorporated by reference to Registrant’s Form 8-K dated June 28, 2005, File No. 001-13735).

10.29	Midwest Banc Holdings, Inc. Directors Deferred Compensation Plan (incorporated by reference to Registrant’s Report on Form 8-K filed December 16, 2005, File No. 001-13735).

*10.30	Amendment to Employment Agreement as of September 28, 2004 between the Company and the Chief Executive Officer (incorporated by reference to Registrant’s Report on Form 8-K filed March 24, 2006, File No. 001-13735).

*10.31	Amended and Restated Employment Agreement dated February 8, 2006 by and between Royal American Bank and Jay Fritz, assumed by the Company as of July 1, 2006 (incorporated by reference to Registrant’s Report on Form 8-K filed July 7, 2006, File No. 001-13735).

10.32	Lease dated April 1, 1993, by and between Royal American Bank and LaSalle National Trust, N.A., as amended, assumed by the Company as of July 1, 2006 (incorporated by reference to Registrant’s Form 10-Q for the quarter ended September 30, 2006, File No. 001-13735).

10.33	Lease dated April 19, 1993 by and between Royal American Bank and Hamilton Forsythe 1000 Tower Lane LLC, successor-in-interest to Bensenville Office Venture, as amended, assumed by the Company as of July 1, 2006 (incorporated by reference to Registrant’s Form 10-Q for the quarter ended September 30, 2006, File No. 001-13735).

10.34	Sublease dated January 31, 2006 by and between Royal American Bank and JPMorgan Chase Bank, National Association, assumed by the Company as of July 1, 2006 (incorporated by reference to Registrant’s Form 10-Q for the quarter ended September 30, 2006, File No. 001-13735).

10.35	Lease dated January 20, 2006 by and between Royal American Bank and MEG Associates Limited Partnership, assumed by the Company as of July 1, 2006 (incorporated by reference to Registrant’s Form 10-Q for the quarter ended September 30, 2006, File No. 001-13735).

10.36	Lease dated October 28, 1996 by and between Royal American Bank and Tiffany Pointe, Inc./Marquette Bank, as amended, assumed by the Company as of July 1, 2006 (incorporated by reference to Registrant’s Form 10-Q for the quarter ended September 30, 2006, File No. 001-13735).

10.37	Lease dated September 24, 1999, by and between Royal American Bank and Moats Office Properties, Inc., as amended, assumed by the Company as of July 1, 2006 (incorporated by reference to Registrant’s Form 10-Q for the quarter ended September 30, 2006, File No. 001-13735).

10.38	Lease dated July 14, 2006 by and between Midwest Bank and Trust Company and William C. Moran (incorporated by reference to Registrant’s Form 10-Q for the quarter ended September 30, 2006, File No. 001-13735).

*10.39	First Amendment to the Form of 2001 Supplemental Executive Retirement Agreement (incorporated by reference to Registrant’s Report on Form 8-K filed October 28, 2005, File No. 001-13735).

*10.40	Second Amendment to the Form of 2001 Supplemental Executive Retirement Agreement (incorporated by reference to Registrant’s Form 10-Q for the quarter ended September 30, 2006, File No. 001-13735).

*10.41	Form of 2006 Supplemental Executive Retirement Agreement (incorporated by reference to Registrant’s Form 10-Q for the quarter ended September 30, 2006, File No. 001-13735).

*10.42	First Amendment to the Form of 2005 Supplemental Executive Retirement Agreement (incorporated by reference to Registrant’s Form 10-Q for the quarter ended September 30, 2006, File No. 001-13735).

10.43	Lease dated November 9, 2005 by and between Midwest Bank and Trust Company and Crossings Commercial, LLC (incorporated by reference to Registrant’s Form 10-Q for the quarter ended September 30, 2006, File No. 001-13735).

10.44	Lease dated August 17, 2005 by and between Royal American Bank and L.F.A.J.J. Partners, LLC, assumed by the Company as of July 1, 2006 (incorporated by reference to Registrant’s Form 10-Q for the quarter ended March 31, 2007, File No. 001-13735).

10.45	Loan Agreement dated as of September 28, 2007 and amendment of loan agreement dated April 4, 2007, between the Company and M&I Marshall & Ilsley Bank (incorporated by reference to Registrant’s Report on Form 8-K filed October 1, 2007, File No. 001-13735).

*10.46	Form of 2007 Transitional Employment Agreement (incorporated by reference to Registrant’s Report on Form 8-K filed October 1, 2007, File No. 001-13735).

*10.47	Form of 2007 Supplemental Executive Retirement Agreement (incorporated by reference to Registrant’s Report on Form 8-K filed October 1, 2007, File No. 001-13735).

*10.48	First Amendment to the Midwest Banc Holdings, Inc. Stock and Incentive Plan (incorporated by reference to Registrant’s Report on Form 8-K filed October 1, 2007, File No. 001-13735).

10.49	Lease dated December 27, 2007 by and between Midwest Bank and Trust Company and George Garner and Barbara Garner (incorporated by reference to Registrant’s Form 10-K for the year ended December 31, 2007, File No. 001-13735).

*10.50	Mutual Agreement RE Severance and Retirement dated January 14, 2008 between the Company and John Eilering (incorporated by reference to Registrant’s Form 10-K for the year ended December 31, 2007, File No. 001-13735).

*10.51	Second amendment to Employment Agreement as of September 28, 2004 between the Company and the Chief Executive Officer.

*10.52	Second amendment to the Amended and Restated Employment Agreement dated February 8, 2006 by and between Royal American Bank and Jay Fritz, assumed by the Company as of July 1, 2006.

10.53	Agreement of Purchase and Sale as of March 10, 2008 between the Company and PGG, LLC.

10.54	First Amendment to Real Estate Purchase Agreement as of March 26, 2008 between the Company and PGG, LLC.

10.55	Post-closing Occupancy Agreement as of March 28, 2008 between the Company and NMD Investments, LLC.

10.56	Amendment to Loan Agreement dated as of September 28, 2007 and Loan Agreement dated March 31, 2008, between the Company and M&I Marshall & Ilsley Bank.

10.57	Second Amendment of Loan Agreement dated April 4, 2007, between the Company and M&I Marshall & Ilsley Bank.

*10.58	Midwest Banc Holdings, Inc. Management Incentive Plan.

*10.59	Midwest Banc Holdings, Inc. Employee Stock Purchase Plan (incorporated by reference to Registrant’s Proxy Statement filed April 7, 2008, File No. 001-13735).

31.1	Rule 13a-14(a) Certification of Principal Executive Officer.

31.2	Rule 13a-14(a) Certification of Principal Financial Officer.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, from the Company’s Chief Executive Officer and Chief Accounting Officer.

*	Indicates management contracts or compensatory plans or arrangements required to be filed as an exhibit.