Form 10-Q
period 2008-06-30
MIDWEST BANC HOLDINGS INC
filed 2008-08-07
CIK 1051379

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2008
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

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
     Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 7, 2008

Common, par value $0.01	27,858,752

MIDWEST BANC HOLDINGS, INC.
Form 10-Q

i

MIDWEST BANC HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS (Unaudited)
(In thousands, except for share data)

	June 30,	December 31,
	2008	2007
ASSETS
Cash	$85,015	$70,111
Federal funds sold and other short-term investments	3,042	14,388

Total cash and cash equivalents	88,057	84,499
Securities available-for-sale (securities pledged to creditors: $314,551 at June 30, 2008 and $295,710 at December 31, 2007)	710,803	710,881
Securities held-to-maturity (fair value: $30,478 at June 30, 2008 and $36,912 at December 31, 2007)	31,389	37,601

Total securities	742,192	748,482
Federal Reserve Bank and Federal Home Loan Bank stock, at cost	29,264	29,264
Loans	2,501,082	2,474,327
Allowance for loan losses	(22,606)	(26,748)

Net loans	2,478,476	2,447,579
Cash surrender value of life insurance	82,889	81,166
Premises and equipment, net	38,739	41,821
Foreclosed properties	2,375	2,220
Core deposit and other intangibles, net	15,864	17,044
Goodwill	159,083	160,407
Other assets	89,781	80,300

Total assets	$3,726,720	$3,692,782

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Deposits
Noninterest-bearing	$334,813	$321,317
Interest-bearing	2,005,230	2,136,831

Total deposits	2,340,043	2,458,148
Federal funds purchased and FRB discount window advances	198,000	81,000
Securities sold under agreements to repurchase	297,650	283,400
Advances from the Federal Home Loan Bank	340,000	323,439
Junior subordinated debentures	60,757	60,724
Subordinated debt	15,000	—
Notes payable	62,600	72,500
Due to broker	—	1,539
Other liabilities	41,972	36,868

Total liabilities	3,356,022	3,317,618

Commitments and contingencies (see note 8)

Stockholders’ Equity
Preferred stock, $0.01 par value, $2,500 liquidation preference, 1,000,000 shares authorized; 17,250 shares issued and outstanding at June 30, 2008 and December 31, 2007	—	—
Common stock, $0.01 par value, 64,000,000 shares authorized; 29,506,344 shares issued and 27,858,752 outstanding at June 30, 2008 and 29,275,687 shares issued and 27,803,794 outstanding at December 31, 2007	295	293
Additional paid-in capital	302,529	300,762
Retained earnings	90,699	102,762
Accumulated other comprehensive loss	(8,089)	(13,917)
Treasury stock, at cost (1,647,592 shares at June 30, 2008 and 1,471,893 shares at December 31, 2007)	(14,736)	(14,736)

Total stockholders’ equity	370,698	375,164

Total liabilities and stockholders’ equity	$3,726,720	$3,692,782

See accompanying notes to unaudited consolidated financial statements.

MIDWEST BANC HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
(In thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Interest Income
Loans	$37,392	$36,822	$78,198	$72,880
Loans held for sale	—	48	—	78
Securities
Taxable	8,977	8,729	18,037	16,292
Exempt from federal income taxes	593	462	1,191	1,162
Dividends from Federal Reserve and Federal Home Loan Bank stock	184	226	367	454

Federal funds sold and other short-term investments	98	205	246	392

Total interest income	47,244	46,492	98,039	91,258
Interest Expense
Deposits	16,111	18,582	35,200	36,481
Federal funds purchased and FRB discount window advances	672	393	1,487	1,092
Securities sold under agreements to repurchase	3,482	2,563	6,660	4,722
Advances from the Federal Home Loan Bank	2,437	3,670	5,919	7,318
Junior subordinated debentures	876	1,315	1,921	2,616
Subordinated debt	232	—	235	—
Notes payable	669	—	1,636	—

Total interest expense	24,479	26,523	53,058	52,229

Net interest income	22,765	19,969	44,981	39,029
Provision for loan losses	4,415	1,036	9,815	1,681

Net interest income after provision for loan losses	18,350	18,933	35,166	37,348
Noninterest Income
Service charges on deposit accounts	1,953	1,575	3,916	3,209
Net gains on securities transactions	44	31	56	17
Impairment loss on securities	—	—	(17,586)	—
Gains on sales of loans	—	225	—	401
Insurance and brokerage commissions	683	541	1,243	1,114
Trust	482	503	931	896
Increase in cash surrender value of life insurance	865	703	1,723	1,456
Gain on sale of property	—	—	15,196	—
Other	367	318	705	523

Total noninterest income	4,394	3,896	6,184	7,616
Noninterest Expense
Salaries and employee benefits	11,015	10,363	24,055	20,810
Occupancy and equipment	3,093	2,190	5,992	4,380
Professional services	1,796	1,108	3,334	2,316
Loss on early extinguishment of debt	—	—	7,121	—
Marketing	713	478	1,289	1,157
Foreclosed properties	237	7	242	32
Amortization of intangible assets	625	409	1,250	865
Merger related	80	(21)	194	(21)
Other	2,809	2,110	5,500	4,186

Total noninterest expense	20,368	16,644	48,977	33,725

Income (loss) before income taxes	2,376	6,185	(7,627)	11,239
Provision (benefit) for income taxes	(52)	1,078	(4,639)	1,720

Net income (loss)	2,428	5,107	(2,988)	9,519
Preferred stock dividends	836	—	1,671	—

Net income (loss) available to common stockholders	$1,592	$5,107	$(4,659)	$9,519

Basic earnings per share	$0.06	$0.21	$(0.17)	$0.39

Diluted earnings per share	$0.06	$0.21	$(0.17)	$0.38

Cash dividends declared per common share	$0.13	$0.13	$0.26	$0.26

See accompanying notes to unaudited consolidated financial statements.

MIDWEST BANC HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (Unaudited)
For the Six Months Ended June 30, 2008 and 2007
(In thousands, except share and per share data)

					Accumulated
			Additional		Other		Total
	Preferred	Common	Paid in	Retained	Comprehensive	Treasury	Stockholders’
	Stock	Stock	Capital	Earnings	Loss	Stock	Equity
Balance, December 31, 2006	$—	$255	$200,797	$97,807	$(6,273)	$(5,344)	$287,242

Cash dividends declared ($0.26 per share) on common stock	—	—	—	(6,515)	—	—	(6,515)
Issuance of common stock upon exercise of 26,396 stock options, net of tax benefit	—	—	320	—	—	—	320
Purchase of 179,500 shares of treasury stock	—	—	—	—	—	(2,976)	(2,976)
Stock-based compensation	—	—	1,573	—	—	—	1,573
Comprehensive income
Net income	—	—	—	9,519	—	—	9,519
Net decrease in fair value of securities classified as available-for-sale, net of income taxes and reclassification adjustments	—	—	—	—	(5,588)	—	(5,588)

Total comprehensive income							3,931

Balance, June 30, 2007	$—	$255	$202,690	$100,811	$(11,861)	$(8,320)	$283,575

Balance, December 31, 2007	$—	$293	$300,762	$102,762	$(13,917)	$(14,736)	$375,164

Cash dividends declared ($96.875 per share) on preferred stock	—	—	—	(1,671)	—	—	(1,671)
Cash dividends declared ($0.26 per share) on common stock	—	—	—	(7,404)	—	—	(7,404)
Issuance of common stock upon exercise of 16,500 stock options, net of tax benefit	—	—	178	—	—	—	178
Issuance of 226,324 shares restricted stock	—	2	(2)	—	—	—	—
Stock-based compensation	—	—	1,591	—	—	—	1,591
Comprehensive income
Net loss	—	—	—	(2,988)	—	—	(2,988)
Prior service cost resulting from the application of SFAS No. 87, net of income taxes	—	—	—	—	(469)	—	(469)
Net increase in fair value of securities classified as available-for-sale, net of income taxes and reclassification adjustments	—	—	—	—	6,297	—	6,297

Total comprehensive income							2,840

Balance, June 30, 2008	$—	$295	$302,529	$90,699	$(8,089)	$(14,736)	$370,698

See accompanying notes to unaudited consolidated financial statements.

MIDWEST BANC HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
For the Six Months Ended June 30, 2008 and 2007
(In thousands)

	2008	2007
Cash flows from operating activities
Net (loss) income	$(2,988)	$9,519

Adjustments to reconcile net (loss) income to net cash provided by operating activities
Depreciation	2,067	1,538
Provision for loan losses	9,815	1,681
Amortization of core deposit and other intangibles	330	628
Amortization of premiums and discounts on securities, net	316	451
Realized gain on sale of securities, net	(56)	(17)
Impairment loss on securities	17,586	—
Net gain on sales of loans held for sale	—	(401)
Originations of loans held for sale	—	(36,729)
Proceeds from sales of loans held for sale	—	37,453
Gain on sale of property	(15,196)	—
Loss on early extinguishment of debt	7,121	—
Increase in cash surrender value of life insurance	(1,723)	(1,456)
Deferred income taxes	1,673	4,658
Loss on disposition of foreclosed properties, net	222	12
Amortization of deferred stock based compensation	1,591	1,515
Change in other assets	(14,926)	205
Change in other liabilities	4,177	(10,035)

Net cash provided by operating activities	10,009	9,022

Cash flows from investing activities
Sales of securities available-for-sale	87,185	70,340
Sales of securities held-to-maturity	4,443	—
Maturities of securities available-for-sale	82,585	12,035
Principal payments on securities available-for-sale	32,232	42,039
Principal payments on securities held-to-maturity	1,871	—
Purchases of securities available-for-sale	(210,864)	(217,333)
Loan originations and principal collections, net	(39,432)	(36,411)
Proceeds from sale of property	18,259	—
Proceeds from disposition of foreclosed properties	244	225
Additions to property and equipment	(2,047)	(2,067)

Net cash used in investing activities	(25,524)	(131,172)

Cash flows from financing activities
Net (decrease) increase in deposits	(117,833)	99,583
Proceeds from borrowings	158,600	—
Repayments on borrowings	(144,075)	(50,000)
Preferred cash dividends paid	(1,671)	—
Common cash dividends paid	(7,373)	(6,526)
Change in federal funds purchased, FRB discount window advances, and securities sold under agreements to repurchase	131,250	43,958
Repurchase of common stock	—	(2,976)
Proceeds from issuance of common under stock and incentive plan	175	272

Net cash provided by financing activities	19,073	84,311

Increase (decrease) in cash and cash equivalents	3,558	(37,839)

Cash and cash equivalents at beginning of period	84,499	100,532

Cash and cash equivalents at end of period	$88,057	$62,693

Supplemental disclosures
Cash paid during period for:
Interest	$53,596	$49,876
Income taxes, net	2,700	3,934
See accompanying notes to unaudited consolidated financial statements.

MIDWEST BANC HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1 — BASIS OF PRESENTATION
     The consolidated financial statements of Midwest Banc Holdings, Inc. (the “Company”) included herein are unaudited; however, such statements reflect all adjustments (consisting only of normal, recurring adjustments) which are, in the opinion of management, necessary for a fair presentation for the interim periods. The Company acquired Northwest Suburban Bancorp., Inc. effective October 1, 2007. See Note 3 — Business Combination for more details. The financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.
     The results of operations for the six months ended June 30, 2008 are not necessarily indicative of the results expected for the full year ending December 31, 2008.
NOTE 2 — NEW ACCOUNTING PRONOUNCEMENTS
     The Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements,” on January 1, 2008, which defines fair value, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements. SFAS No. 157 applies to other accounting pronouncements that require or permit fair value measurements where the Financial Accounting Standards Board (“FASB”) had previously concluded in those pronouncements that fair value is the relevant measurement attribute. Accordingly, SFAS No. 157 does not require any new financial assets or liabilities to be measured at fair value. In February 2008, FASB issued FASB Staff Position (“FSP”) No. FAS 157-2, “Effective Date of FASB Statement No. 157.” This FSP delays the effective dates of SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value on a recurring basis (at least annually) to fiscal years beginning after November 15, 2008. The adoption of SFAS No. 157 did not have a material effect on the Company’s results of operations or consolidated financial position. See Note 9 — Fair Value for more information.
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

MIDWEST BANC HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
NOTE 3 — BUSINESS COMBINATIONS
     On October 1, 2007, the Company acquired Northwest Suburban Bancorp., Inc. (“Northwest Suburban”), in a cash and stock merger. The Company’s stock comprised 45% of the purchase price, at an exchange ratio of 2.4551 shares of Company common stock for each share of Northwest Suburban common stock, and the remainder was paid in cash at the rate of $42.75 for each share of Northwest Suburban common stock. The Company issued 3.7 million shares of common stock, paid $81.2 million in cash, and incurred $414,000 in acquisition costs which were capitalized for a total purchase price of $136.7 million at the closing on October 1, 2007. The Company used the proceeds from a $75.0 million term note it had under a borrowing facility with a correspondent bank to pay for a portion of the cash requirement of the acquisition. Northwest Suburban was merged into the Company, thus canceling 100% of Northwest Suburban’s voting shares outstanding.
     The acquisition of Northwest Suburban constituted a business combination under SFAS No. 141, “Business Combinations,” and was accounted for using the purchase method. Accordingly, the purchase price was allocated to the respective assets acquired and liabilities assumed based on their estimated fair values on the date of acquisition. The excess of the purchase price over the fair value of net assets acquired was recorded as goodwill, which is not deductible for tax purposes. The purchase price allocation, as of June 30, 2008, is subject to revision in future periods, including adjustments that may be necessary upon the filing of final tax returns for Northwest Suburban. The results of operations of Northwest Suburban have been included in the Company’s results of operations since October 1, 2007, the date of the acquisition.
     The following are the unaudited pro forma consolidated results of operations of the Company for the three and six months ended June 30, 2007 as though Northwest Suburban had been acquired as of January 1, 2007.

	Three months ended	Six months ended
	June 30,	June 30,
	2007	2007
Net interest income	$24,919	$48,873

Net income	6,710	12,560

Basic earnings per share	0.24	0.44

Diluted earnings per share	0.24	0.44

MIDWEST BANC HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
NOTE 4 — SECURITIES
     The following tables set forth the composition of the Company’s securities portfolio by major category as of June 30, 2008 and December 31, 2007.

	June 30, 2008
	Held-to-Maturity		Available-for-Sale		Total
							% of
	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized
	Cost	Value	Cost	Value	Cost	Value	Cost
	(Dollars in thousands)
Obligations of the U.S. Treasury and of U.S. government-sponsored entities	$—	$—	$291,268	$291,307	$291,268	$291,307	38.6%
Obligations of states and political subdivisions	1,252	1,251	60,415	59,370	61,667	60,621	8.2
Mortgage-backed securities	30,137	29,227	284,821	281,385	314,958	310,612	41.7
Equity securities	—	—	67,489	62,013	67,489	62,013	8.9
Other bonds	—	—	19,216	16,728	19,216	16,728	2.6

Total	$31,389	$30,478	$723,209	$710,803	$754,598	$741,281	100.0%

	December 31, 2007
	Held-to-Maturity		Available-for-Sale		Total
							% of
	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized
	Cost	Value	Cost	Value	Cost	Value	Cost
	(Dollars in thousands)
Obligations of the U.S. Treasury and of U.S. government-sponsored entities	$—	$—	$181,983	$183,613	$181,983	$183,613	23.6%
Obligations of states and political subdivisions	1,254	1,268	60,985	61,400	62,239	62,668	8.1
Mortgage-backed securities	36,347	35,644	383,633	379,040	419,980	414,684	54.4
Equity securities	—	—	85,139	65,979	85,139	65,979	11.0
Other bonds	—	—	22,095	20,849	22,095	20,849	2.9

Total	$37,601	$36,912	$733,835	$710,881	$771,436	$747,793	100.0%

MIDWEST BANC HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     The following is a summary of the fair value of securities held-to-maturity and available-for-sale with unrealized losses and an aging of those unrealized losses:

	June 30, 2008
	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(In thousands)
Securities available-for-sale:
Obligations of the U.S. Treasury and of U.S. government-sponsored entities (1)	$130,357	$(949)	$—	$—	$130,357	$(949)
Obligations of states and political subdivisions	46,778	(1,136)	—	—	46,778	(1,136)
Mortgage-backed securities:
U.S. government-sponsored entities (1)	218,830	(2,895)	15,841	(709)	234,671	(3,604)
Equity securities (2)	61,663	(5,555)	—	—	61,663	(5,555)
Corporate and other debt securities	13,177	(1,944)	3,551	(544)	16,728	(2,488)

Total available-for-sale	470,805	(12,479)	19,392	(1,253)	490,197	(13,732)

Securities held-to-maturity:
Obligations of states and political subdivisions	505	(8)	—	—	505	(8)
Mortgage-backed securities:
U.S. government agencies (3)	7,592	(121)	—	—	7,592	(121)
U.S. government-sponsored entities (1)	1,242	(16)	20,393	(772)	21,635	(788)

Total held-to-maturity	9,339	(145)	20,393	(772)	29,732	(917)

Total temporarily impaired securities	$480,144	$(12,624)	$39,785	$(2,025)	$519,929	$(14,649)

(1)	Includes obligations of the Federal Home Loan Mortgage Corporation (FHLMC) and Federal National Mortgage Association (FNMA).

(2)	Includes issues from government-sponsored entities (FNMA and FHLMC).

(3)	Includes obligations of the Government National Mortgage Association (GNMA).
     Management does not believe any individual unrealized loss as of June 30, 2008, identified in the preceding table, represents other-than-temporary impairment. These unrealized losses are primarily attributable to the current credit environment and turmoil in the market for securities related to the housing industry. The Company has both the intent and ability to hold each of the securities shown in the table for the time necessary to recover its amortized cost. The unrealized loss on available-for-sale securities is included, net of tax, in other comprehensive income.
•	The unrealized loss for U.S. government-sponsored entities’ mortgage-backed securities relate primarily to debt securities issued by FNMA and FHLMC and are rated AAA by Moody’s and S&P as of June 30, 2008; each security has a stated maturity date. FNMA is rated Aa3, AA- and A+ by Moody’s, S&P and Fitch, respectively. FHLMC is rated Aa3 and AA- by Moody’s and Fitch, respectively. These mortgage-backed securities are notes with a weighted average maturity of approximately 19 years and a weighted average interest rate of 4.74%.

•	The unrealized losses on corporate and other debt securities relate to securities which were rated A- or better by either Moody’s or S&P as of June 30, 2008. These debt securities have a weighted average maturity of approximately 25 years and a weighted average interest rate of 5.13%.
     The Company recognized an other-than-temporary impairment charge of $17.6 million at March 31, 2008 on certain FNMA and FHLMC preferred equity securities with a cost basis of $85.1 million. Management believes this impairment was primarily attributable to economic conditions at that time: the declines in the sub-prime mortgage market, the housing slump, and a series of major corrections in the marketplace. Since recovery did not appear likely in the near future, the Company recognized the impairment losses. As of June 30, 2008, these securities are rated AA- by S&P and Aa3 by Moody’s and all dividends have been paid to date. On July 15, 2008, Moody’s downgraded its rating of these securities to A1. The fair values of these securities have further declined in the beginning of the third quarter of 2008 as a result of the loss of investor confidence in both of these government-sponsored entities. The Company believes that investor confidence should be restored following current actions taken by the U.S. government, including the signing of a housing and economic recovery bill, which demonstrate its support of FNMA and FHLMC. To the extent the market conditions do not improve and the values for these securities do not recover, it is possible that the Company could recognize additional impairment losses in future periods.

MIDWEST BANC HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
NOTE 5 — LOANS
     Major classifications of loans (source of repayment basis) are summarized as follows:

	June 30,		December 31,
	2008		2007(1)
		% of Gross		% of Gross
	Amount	Loans	Amount	Loans
		(Dollars in thousands)
Commercial	$1,090,004	43.5%	$1,079,631	43.6%
Construction	421,729	16.9	464,583	18.8
Commercial real estate	687,351	27.5	627,928	25.4
Home equity	157,225	6.3	142,158	5.8
Other consumer	8,469	0.3	10,689	0.4
Residential mortgage	136,636	5.5	149,703	6.0

Total loans, gross	2,501,414	100.0%	2,474,692	100.0%

Net deferred fees	(332)		(365)

Total loans, net	$2,501,082		$2,474,327

(1)	Amounts have been reclassified to conform to current period presentation.
     Statement of Position 03-3, “Accounting for Certain Loans or Debt Securities Acquired in a Transfer” (“SOP 03-3”) addresses accounting for differences between contractual cash flows and cash flows expected to be collected from an investor’s initial investment in loans or debt securities acquired in a transfer if those differences are attributable, at least in part, to credit quality. It includes loans acquired in purchase business combinations and applies to all nongovernmental entities. SOP 03-3 does not apply to loans originated by the Company. The Company’s assessment of loans acquired in the acquisition of Northwest Suburban as of October 1, 2007 identified $5.9 million in acquired loans to which the application of the provisions of SOP 03-3 was required. As a result of the application of SOP 03-3, the Company recorded purchase accounting adjustments reflecting a reduction in loans of $2.0 million related to acquired impaired loans, thus reducing the carrying value of these loans to $3.9 million as of December 31, 2007. The carrying value of these loans was $1.2 million as of June 30, 2008, and there was no change in the allowance for loan losses regarding these loans. The Company does not consider prepayments in the determination of contractual or expected cash flows.

MIDWEST BANC HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     The following is the carrying value by source of repayment category for loans subject to SOP 03-3:

	June 30,	December 31,
	2008	2007
	(In thousands)
Commercial	$710	$726
Construction	223	211
Commercial real estate	—	2,736
Residential mortgage	247	260

Total carrying value	$1,180	$3,933

     The following is a summary of changes in the accretable yield for the six months ended June 30, 2008:

(In thousands)
Balance at beginning of period	$249
Accretion	(190)

Balance at end of period	$59

     The full contractual payment was received on a loan accounted for under SOP 03-3, and goodwill was reduced in second quarter of 2008 by the remaining fair value adjustment of that loan.
NOTE 6 — ALLOWANCE FOR LOAN LOSSES
     Following is a summary of activity in the allowance for loan losses:

	Six Months Ended
	June 30,
	2008	2007
	(In thousands)
Balance at beginning of period	$26,748	$23,229
Provision charged to operations	9,815	1,681

Loans charged off	(15,248)	(2,024)
Recoveries	1,291	838

Net loans (charged off) recoveries	(13,957)	(1,186)

Balance at end of period	$22,606	$23,724

     A portion of the allowance for loan losses is allocated to impaired loans. Information with respect to impaired loans and the amount of the allowance for loan losses allocated thereto is as follows:

Six Months Ended
June 30,
2008
(In thousands)
Impaired loans for which no allowance for loan losses is allocated	$11,920
Impaired loans with an allocation of the allowance for loan losses	38,215

Total impaired loans	$50,135

Allowance for loan losses allocated to impaired loans	$5,754

Average impaired loans	$51,973
Interest income recognized on impaired loans on a cash basis	453

MIDWEST BANC HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
NOTE 7 — GOODWILL AND INTANGIBLES
     The following table presents the carrying amount and accumulated amortization of intangible assets (in thousands):

	June 30, 2008			December 31, 2007
	Gross Carrying	Accumulated	Net Carrying	Gross Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount
Amortized intangible assets:
Core deposit and other intangibles	$21,091	$(5,227)	$15,864	$21,091	$(4,047)	$17,044
     The amortization of intangible assets was $1.2 million for the six months ended June 30, 2008. At June 30, 2008, the projected amortization of intangible assets is $2.4 million, $2.3 million, $2.2 million, $1.9 million, $1.8 million for the years ending December 31, 2008, 2009, 2010, 2011, 2012, respectively, and $6.4 million in total for the subsequent years. The remaining weighted average amortization period for the core deposit intangibles is approximately eight years as of June 30, 2008.
     The following table presents the changes in the carrying amount of goodwill and other intangibles during the six months ended June 30, 2008 (in thousands):

		Core Deposit
		and Other
	Goodwill	Intangibles
Balance at beginning of period	$160,407	$17,044
Amortization	—	(1,180)
Purchase price adjustment	(1,324)	—

Balance at end of period	$159,083	$15,864

     Goodwill is not amortized but assessed at least annually for impairment, and any impairment would be recognized in the period it is identified. Goodwill was reduced in second quarter of 2008 by the remaining fair value adjustment of a loan accounted for under SOP 03-3 for which full contractual payment was received. There was no goodwill impairment as of June 30, 2008.

MIDWEST BANC HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
NOTE 8 — OFF-BALANCE-SHEET RISK
     The Company is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet financing needs of customers. Since many commitments to extend credit expire without being used, the amounts below do not necessarily represent future cash commitments. These financial instruments include lines of credit, letters of credit, and commitments to extend credit. These are summarized as follows as of June 30, 2008:

	Amount of Commitment Expiration Per Period
	Within			After
	1 Year	1-3 Years	4-5 Years	5 Years	Total
	(In thousands)
Lines of Credit:
Commercial real estate	$160,943	$19,587	$6,766	$142	$187,438
Home equity	33,580	28,582	37,015	50,471	149,648
Consumer	—	—	—	2,158	2,158
Commercial	236,500	28,591	907	5,746	271,744
Letters of credit	42,128	15,592	3,170	2,722	63,612
Commitments to extend credit	155,857	—	—	—	155,857

Total commitments	$629,008	$92,352	$47,858	$61,239	$830,457

     At June 30, 2008, commitments to extend credit included $80.2 million of fixed rate loan commitments. These commitments are due to expire within 30 to 90 days of issuance and have loan rates ranging from 3.75% to 8.25%. Substantially all of the unused lines of credit are at adjustable rates of interest.
     In the normal course of business, the Company is involved in various legal proceedings. In the opinion of management, any liability resulting from such proceedings would not have a material adverse effect on the Company’s financial position or results of operations.
NOTE 9 — FAIR VALUE
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

MIDWEST BANC HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     The Company’s available-for-sale investment securities are the only financial assets that are measured at fair value on a recurring basis; it does not hold any financial liabilities that are measured at fair value on a recurring basis. The fair values of available-for-sale securities are determined by obtaining either quoted prices on nationally recognized securities exchanges or matrix pricing, which is a mathematical technique used widely in the industry to value debt securities without relying exclusively on quoted prices for the specific securities but rather by relying on these securities’ relationship to other benchmark quoted securities. If quoted prices or matrix pricing are not available, the fair value is determined by an adjusted price for similar securities including unobservable inputs. The fair values of the available-for-sale securities were measured at June 30, 2008 using the following:

	Total	Quoted Prices or	Significant	Significant
	Fair Value	Identical Assets in	Other Observable	Unobservable
	at June 30,	Active Markets	Inputs	Inputs
	2008	(Level 1)	(Level 2)	(Level 3)
(In thousands)
Assets:
Available-for-sale securities	$710,803	$60,930	$640,587	$9,286
     The following is a summary of changes in the fair value of the available-for-sale securities that were measured using significant unobservable inputs for the three and six months ended June 30, 2008:

	Three Months	Six Months
	Ended	Ended
	June 30,	June 30,
	2008	2008
	(In thousands)
Beginning balance	$9,660	$10,479
Total gains or losses (realized/unrealized):
Included in earnings	—	—
Included in other comprehensive income	(374)	(1,193)

Ending balance	$9,286	$9,286

     The Company’s impaired loans that are measured using the fair value of the underlying collateral are measured on a non-recurring basis. Once a loan is identified as individually impaired, management measures impairment in accordance with SFAS No. 114, “Accounting by Creditors for Impairment of a Loan,” (“SFAS 114”). At June 30, 2008, $35.4 million of the total impaired loans were evaluated based on the fair value of the collateral. The fair value of the collateral is determined by obtaining an observable market price or by obtaining an appraised value with management applying selling and other discounts to the underlying collateral value. If an appraised value is not available, the fair value of the impaired loan is determined by an adjusted appraised value including unobservable cash flows.
     At June 30, 2008, the fair values of the impaired loans based on the fair value of the collateral were measured using the following:

		Quoted Prices or	Significant	Significant
		Identical Assets in	Other Observable	Unobservable
	June 30,	Active Markets	Inputs	Inputs
	2008	(Level 1)	(Level 2)	(Level 3)
(In thousands)
Assets:
Impaired loans	$30,158	$—	$—	$30,158
     Loans which are measured for impairment using the fair value of collateral for collateral dependent loans, had a gross carrying amount of $35.4 million, with an associated valuation allowance of $5.2 million for a fair value of $30.2 million at June 30, 2008. An additional net provision for loan losses of $5.7 million was included in earnings and added to the allowance for loan losses during the first six months of 2008 relating to these impaired loans.

MIDWEST BANC HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
NOTE 10 — STOCK COMPENSATION AND RESTRICTED STOCK AWARDS
     Under the Company’s Stock and Incentive Plan (the “Plan”), officers, directors, and key employees may be granted incentive stock options to purchase the Company’s common stock at no less than 100% of the market price on the date the option is granted. Options can be granted to become exercisable immediately or in installments of 25% a year on each of the first through the fourth anniversaries of the grant date or may be issued subject to performance targets. In all cases, the options have a maximum term of ten years. The Plan also permits the issuance of nonqualified stock options, stock appreciation rights, restricted stock, and restricted stock units. The Plan authorizes a total of 3,900,000 shares for issuance. There are 1,825,552 shares remaining for issuance under the Plan at June 30, 2008. It is the Company’s policy to issue new shares of its common stock in conjunction with the exercise of stock options or grants of restricted stock.
     During the first six months of 2008, 16,500 employee stock options were exercised. Total employee stock options outstanding at June 30, 2008 were 426,072 with exercise prices ranging between $8.83 and $22.03, with a weighted average exercise price of $14.16, and expiration dates between 2009 and 2015. No stock options have been granted since 2005.
     Information about option grants follows:

		Weighted Average	Weighted Average
	Number of	Exercise Price	Grant- Date Fair
	Options	Per Share	Value Per Share
Outstanding at December 31, 2007	479,152	$14.03	$4.63
Granted	—	—	—
Exercised	(16,500)	10.61	3.01
Forfeited	(36,580)	14.13	4.21

Outstanding at June 30, 2008	426,072	14.16	4.73

     The Company adopted SFAS No. 123(R), “Share-Based Payment,” in the first quarter of 2006 using the modified prospective application. Employee compensation expense for stock options previously granted was recorded in the consolidated income statement based on the grant’s vesting schedule. Forfeitures of stock option grants are estimated for those stock options where the requisite service is not expected to be rendered. The grant-date fair value for each grant was calculated using the Black-Scholes option pricing model. Employee compensation expense related to stock options was $5,000 and $11,000, for the three and six months ended June 30, 2008 and 2007, respectively. The total compensation cost related to nonvested stock options not yet recognized was $43,000 at June 30, 2008 and the weighted average period over which this cost is expected to be recognized is 24 months.
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

MIDWEST BANC HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     For the three and six months ended June 30, 2008, the Company recognized $712,000 and $1.6 million, respectively, in compensation expense related to the restricted stock grants compared to $757,000 and $1.5 million for the three and six months ended June 30, 2007, respectively. The total compensation cost related to nonvested restricted shares not yet recognized was $6.5 million at June 30, 2008 and the weighted average period over which this cost is expected to be recognized is 39 months.
     Information about restricted shares outstanding and activity follows:

	Number of	Weighted Average
	Restricted	Grant-Date Fair Value
	Shares	Per Share
Outstanding at December 31, 2007	448,394	$20.87
Granted	226,324	10.91
Vested	(38,458)	17.73
Forfeited	(12,567)	17.67

Outstanding at June 30, 2008	623,693	17.51

NOTE 11 — SUPPLEMENTAL EXECUTIVE RETIREMENT PLAN
     The Company and various members of senior management have entered into a Supplemental Executive Retirement Plan (“SERP”). The SERP is an unfunded plan that provides for guaranteed payments, based on a percentage of the individual’s final salary, for 15 years after age 65. The benefit amount is reduced if the individual retires prior to age 65.
     Effective April 1, 2008, the SERP agreements with employees constituted a pension plan under SFAS No. 87, “Employers’ Accounting for Pensions.” The objective of SFAS No. 87 is to recognize the compensation cost of pension benefits (including prior service cost) over that employee’s approximate service period. Included in salaries and benefits expense in the statements of income was $291,000 and $1.0 million of expense related to the SERP for the three and six months ended June 30, 2008, respectively, compared to $286,000 and $572,000, for the three and six months ended June 30, 2007, respectively. The benefit obligation was $5.3 million and $3.5 million as of June 30, 2008 and December 31, 2007, respectively.
     The following is a summary of changes in the benefit obligation for the six months ended June 30, 2008:

June 30,
2008
(In thousands)
Beginning balance	$3,477
Service cost	204
Interest cost	75
Prior service cost	776
Pre-application of SFAS No. 87 expense	742

Ending balance	$5,274

     The Company recognized a $477,000 reduction associated with the prior service in accumulated other comprehensive income as of April 1, 2008. The prior service cost amortization expense for the three months ended June 30, 2008 was $8,000, net of tax.

MIDWEST BANC HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
NOTE 12 — INCOME TAXES
     The difference between the provision for income taxes in the consolidated financial statements and amounts computed by applying the current federal statutory income tax rate of 35% to income before income taxes is reconciled as follows:

	Three Months Ended June 30,				Six Months Ended June 30,
	2008		2007		2008		2007
	(In thousands)
Income taxes computed at the statutory rate	$831	35.0%	$2,165	35.0%	$(2,670)	35.0%	$3,934	35.0%
Tax-exempt interest income on securities and loans	(207)	(8.7)	(158)	(2.6)	(404)	5.3	(384)	(3.4)
General business credits	(148)	(6.2)	(110)	(1.8)	(278)	3.6	(220)	(2.0)
State income taxes, net of federal tax benefit due to state operating loss	(28)	(1.2)	(276)	(4.4)	(760)	10.0	(517)	(4.6)
Life insurance cash surrender value increase, net of premiums	(303)	(12.8)	(246)	(4.0)	(603)	7.9	(510)	(4.5)
Dividends received deduction	(301)	(12.7)	(302)	(4.9)	(602)	7.9	(612)	(5.4)
Nondeductible costs and other, net	104	4.4	5	0.1	678	(8.9)	29	0.2

(Benefit) provision for income taxes	$(52)	(2.2)%	$1,078	17.4%	$(4,639)	60.8%	$1,720	15.3%

     The Company adopted the provisions of FASB Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109,” on January 1, 2007. The adoption of this standard did not have an impact on the Company’s consolidated financial position or results of operations. The Company recognizes interest related to unrecognized tax benefits and penalties, if any, in income tax expense. As of the date of adoption, the Company had approximately $20,000 of interest accrued for potential income tax exposures and $526,000 of unrecognized tax benefits that, if recognized, would affect the effective tax rate, and $429,000 of unrecognized tax benefits that, if recognized, would not affect the effective tax rate, for a total of $955,000 of unrecognized tax benefits, net of the federal income tax effect on state income taxes.
     On January 3, 2003, the Company purchased Big Foot Financial Corp., resulting in various unrecognized tax benefits at the date of acquisition. These unrecognized tax benefits were recognized in the first quarter of 2007, when the statute of limitations for IRS audit of the final short period return closed. These unrecognized tax benefits, totaling $429,000, were credited to a core deposit intangible created at the acquisition. There were no other material changes in the unrecognized tax benefits during the six months ended June 30, 2008 and 2007.

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
NOTE 13 — SALE OF BRANCH PROPERTY
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
NOTE 14 — EARNINGS PER SHARE

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
	(In thousands, except per share data)
Net income (loss)	$2,428	$5,107	$(2,988)	$9,519
Preferred stock dividends	836	—	1,671	—

Net income (loss) available to common stockholders	$1,592	$5,107	$(4,659)	$9,519

Basic
Weighted average common shares outstanding	27,855	24,638	27,847	24,665

Basic earnings per share	$0.06	$0.21	$(0.17)	$0.39

Diluted
Weighted average common shares outstanding	27,855	24,638	27,847	24,665
Dilutive effect of stock options (1)	3	109	—	131
Dilutive effect of restricted stock (1)	100	82	—	85

Diluted average common shares	27,958	24,829	27,847	24,881

Diluted earnings per share	$0.06	$0.21	$(0.17)	$0.38

(1)	No shares of stock options or restricted stock were included in the computation of diluted earnings per share for any period there was a loss.
     Options to purchase 344,562 shares at $15.39 were not included in the computation of diluted earnings per share for the three and six months ended June 30, 2008 and 146,500 shares at $20.34 were not included for the three and six months ended June 30, 2007 because the exercise price for the options was greater than the average market price of the common stock, thus making the options antidilutive. Because of the anti-dilutive effect, the shares that would be issued if the Series A noncumulative redeemable convertible perpetual preferred stock were converted are not included in the computation of diluted earnings per share for the three and six months ended June 30, 2008.

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
     Expand and diversify loan portfolio. The Company has increased its staff of commercial loan officers and assigned more aggressive goals for loan origination. The Royal American acquisition on July 1, 2006 significantly enhanced loan portfolio diversification along with adding seasoned management with strong credit and new business development skills. The Northwest Suburban acquisition on October 1, 2007 further enhanced loan portfolio diversification and the talent pool. Beyond loan growth itself, the Company is seeking more commercial and industrial loans and retail loans to better balance the strong real estate portfolio.
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
     Expand footprint in Chicago market. The Company plans to expand in the Chicago market through acquisitions and selective branch opportunities in addition to internal growth. In 2006 and 2007, the Company consummated the acquisitions of Royal American and Northwest Suburban, which expanded the Company’s number of branches from 18 to 29.

     These acquisitions promoted the Company’s strategic plans by:
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
     Management believes its growth strategies to be fundamentally sound and based on reasonable opportunities available in the Chicago market. The Company has established internal benchmarks for each growth initiative and has taken a number of steps to align compensation with achievement of these benchmarks. Sales initiatives for the Company, initiated in the third quarter of 2007, are focused on cross-selling to expand the relationships of both new and existing customers. Management reports positive results from these efforts. Additional initiatives, begun in the fourth quarter of 2007 and which will continue throughout 2008, include marketing campaigns aimed at the Company’s community bank brand, “Big Bank Relief,” risk based pricing for consumer loans, and relationship pricing.
     The Company also continues in its efforts to control expenses. The Company closely monitors its personnel costs, adding employees only when the proof of need is clearly delineated or expected revenue increases warrant. Full time equivalent employees at June 30, 2008 are down 5.9%, or 34 less than the combined full time equivalent employees of the Company and Northwest Suburban as of March 31, 2007, the period closest to the merger announcement date. Using the same data, assets per full time equivalent employee have increased by 12.8% over that time frame.

Selected Consolidated Financial Data
     The following table sets forth certain selected consolidated financial data at or for the periods indicated.

At or For the Three Months Ended	At or For the Six Months Ended
June 30,	March 31,	June 30,
2008	2007	2008	2008	2007
(Dollars in thousands, except per share data)
Statement of Income Data:
Total interest income	$47,244	$46,492	$50,795	$98,039	$91,258
Total interest expense	24,479	26,523	28,579	53,058	52,229

Net interest income	22,765	19,969	22,216	44,981	39,029
Provision for loan losses	4,415	1,036	5,400	9,815	1,681
Noninterest income	4,394	3,896	1,790	6,184	7,616
Noninterest expenses	20,368	16,644	28,609	48,977	33,725

Income before income taxes	2,376	6,185	(10,003)	(7,627)	11,239
Provision for income taxes	(52)	1,078	(4,587)	(4,639)	1,720

Net (loss) income	2,428	5,107	(5,416)	(2,988)	9,519
Preferred stock dividends	(836)	—	(835)	(1,671)	—

Net (loss) income available to common stockholders	$1,592	$5,107	$(6,251)	$(4,659)	$9,519

Per Share Data:
Earnings per share (basic)	$0.06	$0.21	$(0.22)	$(0.17)	$0.39
Earnings per share (diluted)	0.06	0.21	(0.22)	(0.17)	0.38
Cash dividends declared on common stock	0.13	0.13	0.13	0.26	0.26
Book value	11.76	11.55	12.14	11.76	11.55
Tangible book value (non-GAAP measure) (9)	5.48	7.91	5.79	5.48	7.91
Selected Financial Ratios:
Return on average assets (1)	0.26%	0.68%	(0.59)%	(0.16)%	0.64%
Return on average equity (2)	2.57	7.07	(5.69)	(1.58)	6.64
Dividend payout ratio	232.60	63.60	N/M	N/M	68.45
Average equity to average assets	10.30	9.62	10.38	10.34	9.68
Tier 1 risk-based capital	9.09	11.76	9.33	9.09	11.76
Total risk-based capital	10.43	12.81	10.61	10.43	12.81
Net interest margin (tax equivalent) (3)(4)	2.89	3.05	2.82	2.86	3.03
Loan to deposit ratio	106.88	96.35	102.62	106.88	96.35
Net overhead expense to average assets (5)	1.75	1.70	1.01	1.38	1.76
Efficiency ratio (6)	69.60	65.78	65.88	67.36	67.77
Loan Quality Ratios:
Allowance for loan losses to total loans	0.90	1.20	0.82	0.90	1.20
Provision for loan losses to total loans	0.71	0.21	0.88	0.79	0.17
Net loans charged off to average total loans	0.35	0.27	1.93	1.14	0.12
Nonaccrual loans to total loans	1.64	2.20	1.90	1.64	2.20
Nonperforming assets to total assets (7)	1.16	1.52	1.33	1.16	1.52
Allowance for loan losses to nonaccrual loans	0.55	x	0.54	x	0.43	x	0.55	x	0.54	x
Balance Sheet Data:
Total assets	$3,726,720	$3,022,294	$3,730,446	$3,726,720	$3,022,294
Total earning assets	3,275,580	2,698,762	3,298,143	3,275,580	2,698,762
Average assets	3,686,350	3,013,039	3,686,269	3,686,309	2,989,670
Loans	2,501,082	1,982,672	2,467,701	2,501,082	1,982,672
Allowance for loan losses	22,606	23,724	20,344	22,606	23,724
Deposits	2,340,043	2,057,842	2,404,712	2,340,043	2,057,842
Borrowings	974,007	646,793	906,505	974,007	646,793
Stockholders’ equity	370,698	283,575	381,156	370,698	283,575
Tangible stockholders’ equity (non-GAAP measure) (8)	195,751	194,138	204,295	195,751	194,138

(1)	Net income divided by average assets.

(2)	Net income divided by average equity.

(3)	Net interest income, on a fully tax-equivalent basis, divided by average earning assets.

(4)	The following table reconciles reported net interest income on a fully tax-equivalent basis for the periods presented:

	Three Months Ended			Six Months Ended
	June 30,		March 31,	June 30,
	2008	2007	2008	2008	2007
Net interest income	$22,765	$19,969	$22,216	$44,981	$39,029
Tax-equivalent adjustment to net interest income	909	836	892	1,801	1,815

Net interest income, fully tax-equivalent basis	$23,674	$20,805	$23,108	$46,782	$40,844

(5)	Noninterest expense less noninterest income, excluding security gains or losses, divided by average assets.

(6)	Noninterest income, excluding security gains or losses, plus net interest income on a fully tax-equivalent basis divided by noninterest expense excluding amortization and other real estate expense.

(7)	Includes total nonaccrual and foreclosed properties.

(8)	Stockholders’ equity less goodwill, core deposits and other intangible assets. The following table reconciles reported stockholders’ equity to tangible stockholders’ equity for the periods presented:

	At June 30,		At March 31,
	2008	2007	2008
Stockholders’ equity	$370,698	$283,575	$381,156
Core deposit intangible and other intangibles, net	15,864	9,812	16,454
Goodwill	159,083	79,625	160,407

Tangible stockholders’ equity	$195,751	$194,138	$204,295

Results of Operations — Three and Six Months Ended
June 30, 2008 and 2007
     Set forth below are some highlights of the second quarter of 2008 results compared to the second quarter of 2007 and first quarter of 2008. The results of the first and second quarters 2008 were affected by the Northwest Suburban acquisition which was consummated on October 1, 2007.
•	Basic and diluted earnings per share for the three months ended June 30, 2008 were $0.06 compared to $0.21 for the comparable period in 2007 and a loss of $0.22 for the first quarter of 2008.

•	The Company’s performance during the first quarter of 2008 reflected several significant transactions. The Company recognized a non-cash, non-operating, other-than-temporary impairment charge of $17.6 million at March 31, 2008 on certain FNMA and FHLMC preferred equity securities and a loss on the early extinguishment of debt of $7.1 million from the prepayment of $130.0 million in FHLB advances, which were partially offset by a $15.2 million gain recognized on the sale of real estate.

•	Net income for the second quarter of 2008 was $2.4 million, a $7.8 million increase when compared to the $5.4 million loss in the first quarter of 2008, but a $2.7 million decrease when compared to $5.1 million for the second quarter of 2007.

•	Net interest income increased 14.0% to $22.8 million in the second quarter of 2008 compared to $20.0 million in the second quarter of 2007 and was $549,000 higher than the first quarter of 2008. The net interest margin increased to 2.89% in the second quarter of 2008, compared to 2.82% in the first quarter of 2008. The net interest margin was 3.05% in the second quarter of 2007.

•	The annualized return on average assets for the three months ended June 30, 2008 was 0.26% compared to 0.68% for the similar period in 2007 and (0.59)% for the first quarter of 2008.

•	The annualized return on average equity for the three months ended June 30, 2008 was 2.57% compared to 7.07% for the similar period in 2007 and (5.69)% for the first quarter of 2008.

•	The provision for loan losses was $4.4 million in the second quarter of 2008 compared to $1.0 million for the comparable period in 2007 and $5.4 million in the first quarter of 2008.

•	Noninterest income increased 12.8% to $4.4 million in the second quarter of 2008 compared to $3.9 million in the second quarter of 2007. Excluding the first quarter 2008 gain on sale of real estate and impairment loss on securities, noninterest income for the second quarter of 2008 increased by $214,000 from the first quarter of 2008.

•	Noninterest expenses increased 22.4% to $20.4 million in the second quarter of 2008 compared to $16.6 million in the second quarter of 2007, mainly as a result of the Northwest Suburban acquisition. Excluding the loss on early extinguishment of debt, noninterest expenses decreased $1.1 million when compared to the first quarter of 2008, mainly due to a decrease in salaries and employee benefits expense.

•	The tax benefit recorded in the second quarter is primarily attributed to decreases in the Company’s actual and projected income before tax for the calendar year below what had been projected as of March 2008.
     Set forth below are some highlights of the six months ended June 30, 2008 results compared to the results for the six months ended June 30, 2007. The results of the first half of 2008 were affected by the Northwest Suburban acquisition which was consummated on October 1, 2007.
•	Basic and diluted earnings per share for the six months ended June 30, 2008 were $(0.17) compared to $0.39 and $0.38 for basic and diluted, respectively, for the same period in 2007.

•	Net interest income increased 15.3% to $45.0 million in the first half of 2008 compared to $39.0 million in the first half of 2007, as a result of the Northwest Suburban acquisition and decrease in rates on deposits as balances increased. The net interest margin was 2.86% for the six months ended June 30, 2008 compared to 3.03% for the similar period of 2007.

•	The annualized return on average assets for the six months ended June 30, 2008 was (0.16)% compared to 0.64% for the similar period in 2007.

•	The annualized return on average equity for the six months ended June 30, 2008 was (1.58)% compared to 6.64% for the similar period in 2007.

•	The provision for loan losses was $9.8 million in the first half of 2008 compared to $1.7 million for the comparable period in 2007.

•	Noninterest income decreased 18.8% to $6.2 million in the first six months of 2008 compared to $7.6 million in the same period of 2007. Excluding the first quarter 2008 gain on sale of real estate and impairment loss on securities, noninterest income for the first half of 2008 increased by $958,000 compared to the same period in 2007.

•	Noninterest expenses increased by 45.2% to $49.0 million in the first half of 2008 compared to $33.7 million in the first half of 2007, mainly as a result of the Northwest Suburban acquisition as well as the loss on extinguishment of debt in the first quarter of 2008. Excluding the loss on early extinguishment of debt, noninterest expenses increased $8.1 million, or 24.1%, when compared to the first half of 2007.

Net Interest Income
     The following table sets forth the average balances, net interest income on a tax equivalent basis and expense and average yields and rates for the Company’s interest-earning assets and interest-bearing liabilities for the indicated periods.

	For the Three Months Ended
	June 30, 2008			June 30, 2007			March 31, 2008
	Average		Average	Average		Average	Average		Average
	Balance	Interest	Rate	Balance	Interest	Rate	Balance	Interest	Rate
	(Dollars in thousands)
Interest-Earning Assets:
Federal funds sold and interest-bearing deposits due from banks	$22,696	98	1.73%	$16,857	205	4.86%	$21,939	$148	2.70%
Securities:
Taxable(1)	701,254	9,512	5.43	678,766	9,261	5.46	704,119	9,566	5.43
Exempt from federal income taxes(1)	61,635	912	5.92	47,768	711	5.95	61,847	920	5.95

Total securities	762,889	10,424	5.47	726,534	9,972	5.49	765,966	10,486	5.48
FRB and FHLB stock	29,264	184	2.52	23,688	226	3.82	29,230	183	2.50
Loans held for sale	—	—	—	3,011	48	6.38	—	—	—
Loans:
Commercial loans(1)(3)(4)	486,794	7,360	6.05	413,416	8,134	7.87	499,461	8,777	7.03
Commercial real estate loans(1)(3)(4)(6)	1,642,838	25,702	6.26	1,257,438	23,757	7.56	1,632,063	27,095	6.64
Agricultural loans(3)(4)	6,139	95	6.19	3,538	72	8.14	5,412	92	6.80
Consumer real estate loans(3)(4)(6)	313,556	4,120	5.26	277,562	4,730	6.82	311,796	4,711	6.04
Consumer installment loans(3)(4)	10,159	170	6.69	9,483	184	7.76	11,098	195	7.03

Total loans	2,459,486	37,447	6.09	1,961,437	36,877	7.52	2,459,830	40,870	6.65

Total interest-earning assets	$3,274,335	$48,153	5.88%	$2,731,527	$47,328	6.92%	$3,276,965	$51,687	6.31%

Noninterest-Earning Assets:
Cash	$52,693			$49,301			$55,634
Premises and equipment, net	38,144			22,279			41,325
Allowance for loan losses	(20,412)			(23,807)			(27,287)
Other assets	341,590			233,739			339,632

Total noninterest-earning assets	412,015			281,512			409,304

Total assets	$3,686,350			$3,013,039			$3,686,269

Interest-Bearing Liabilities:
Deposits:
Interest-bearing demand deposits	$215,076	$492	0.92%	$171,671	$792	1.85%	$217,515	$746	1.37%
Money-market demand and savings accounts	399,380	1,197	1.20	362,692	2,380	2.62	411,091	1,828	1.78
Time deposits	1,448,198	14,422	3.98	1,232,214	15,410	5.00	1,470,272	16,515	4.49

Total interest-bearing deposits	2,062,654	16,111	3.12	1,766,577	18,582	4.21	2,098,878	19,089	3.64
Borrowings:
Federal funds purchased, FRB discount window advances, and repurchase agreements	451,351	4,154	3.68	283,571	2,956	4.17	402,774	3,993	3.97
FHLB advances	296,044	2,437	3.29	318,256	3,670	4.61	315,158	3,482	4.42
Junior subordinated debentures	60,749	876	5.77	65,837	1,315	7.99	60,733	1,045	6.88
Notes payable and subordinated debt	78,896	901	4.57	—	—	—	76,368	970	5.08

Total borrowings	887,040	8,368	3.77	667,664	7,941	4.76	855,033	9,490	4.44

Total noninterest-bearing liabilities	$2,949,694	$24,479	3.32%	$2,434,241	$26,523	4.36%	$2,953,911	$28,579	3.87%

Noninterest-Bearing Liabilities:
Noninterest-bearing demand deposits	$322,110			$254,679			$316,507
Other liabilities	34,869			34,359			33,248

Total interest-bearing liabilities	356,979			289,038			349,755
Stockholders’ equity	379,677			289,760			382,603

Total liabilities and stockholders’ equity	$3,686,350			$3,013,039			$3,686,269

Net interest income (tax equivalent)(1)(5)		$23,674	2.56%		$20,805	2.56%		$23,108	2.44%

Net interest margin (tax			2.89%			3.05%			2.82%
equivalent)(1)

Net interest income(2)(5)		$22,765			$19,969			$22,216

Net interest margin(2)			2.78%			2.92%			2.71%

(1)	Adjusted for 35% tax rate and adjusted for the dividends-received deduction where applicable.

(2)	Not adjusted for 35% tax rate or for the dividends-received deduction.

(3)	Nonaccrual loans are included in the average balance; however, these loans are not earning any interest.

(4)	Includes loan fees of $773, $670, and $615 for the three months ended June 30, 2008, June 30, 2007, and March 31, 2008, respectively.

(5)	The following table reconciles reported net interest income on a tax equivalent basis for the periods presented:

	For the three months ended,
	June 30,	June 30,	March 31,
	2008	2007	2008
Net interest income	$22,765	$19,969	$22,216
Tax equivalent adjustment to net interest income	909	836	892

Net interest income, tax equivalent basis	$23,674	$20,805	$23,108

(6)	Includes construction loans.

	For the Six Months Ended
	June 30, 2008			June 30, 2007
	Average		Average	Average		Average
	Balance	Interest	Rate	Balance	Interest	Rate
	(Dollars in thousands)
Interest-Earning Assets:
Federal funds sold and interest-bearing deposits due from banks	$22,317	$246	2.20%	$16,425	$392	4.77%
Securities:
Taxable(1)	702,687	19,078	5.43	641,112	17,368	5.42
Exempt from federal income taxes(1)	61,741	1,832	5.93	60,803	1,788	5.88

Total securities	764,428	20,910	5.47	701,915	19,156	5.46
FRB and FHLB stock	29,247	367	2.51	23,630	454	3.84
Loans held for sale	—	—	—	2,510	78	6.22
Loans:
Commercial loans(1)(3)(4)	493,127	16,137	6.54	403,241	15,811	7.84
Commercial real estate loans(1)(3)(4)(6)	1,637,451	52,797	6.45	1,260,611	47,279	7.50
Agricultural loans(3)(4)	5,775	187	6.48	3,195	128	8.01
Consumer real estate loans(3)(4)(6)	312,677	8,831	5.65	277,055	9,404	6.79
Consumer installment loans(3)(4)	10,628	365	6.87	9,888	371	7.50

Total loans	2,459,658	78,317	6.37	1,953,990	72,993	7.48

Total interest-earning assets	$3,275,650	$99,840	6.10%	$2,698,470	$93,073	6.90%

Noninterest-Earning Assets:
Cash	$54,164			$60,134
Premises and equipment, net	39,735			22,142
Allowance for loan losses	(23,850)			(24,354)
Other assets	340,610			233,278

Total noninterest-earning assets	410,659			291,200

Total assets	$3,686,309			$2,989,670

Interest-Bearing Liabilities:
Deposits:
Interest-bearing demand deposits	$216,296	$1,238	1.14%	$167,413	$1,522	1.82%
Money-market demand and savings accounts	405,235	3,025	1.49	370,323	4,826	2.61
Time deposits	1,459,235	30,937	4.24	1,215,272	30,133	4.96

Total interest-bearing deposits	2,080,766	35,200	3.38	1,753,008	36,481	4.16
Borrowings:
Federal funds purchased, FRB discount window advances and repurchase agreements	427,063	8,147	3.82	270,023	5,814	4.31
FHLB advances	305,601	5,919	3.87	319,068	7,318	4.59
Junior subordinated debentures	60,741	1,921	6.33	65,828	2,616	7.95
Notes payable and subordinated debt	77,631	1,871	4.82	—	—	—

Total borrowings	871,036	17,858	4.10	654,919	15,748	4.80

Total interest-bearing liabilities	$2,951,802	$53,058	3.59%	$2,407,927	$52,229	4.34%

Noninterest-Bearing Liabilities:
Noninterest-bearing demand deposits	$319,309			$255,551
Other liabilities	34,058			36,918

Total noninterest-bearing liabilities	353,367			292,469
Stockholders’ equity	381,140			289,274

Total liabilities and stockholders’ equity	$3,686,309			$2,989,670

Net interest income (tax equivalent)(1)(5)		$46,782	2.51%		$40,844	2.56%

Net interest margin (tax equivalent)(1)			2.86%			3.03%

Net interest income(2)(5)		$44,981			$39,029

Net interest margin(2)			2.75%			2.89%

(1)	Adjusted for 35% tax rate and adjusted for the dividends-received deduction where applicable.

(2)	Not adjusted for 35% tax rate or for the dividends-received deduction.

(3)	Nonaccrual loans are included in the average balance; however, these loans are not earning any interest.

(4)	Includes loan fees of $ 1,387 and $1,200 for the six months ended June 30, 2008 and 2007, respectively.

(5)	The following table reconciles reported net interest income on a tax equivalent basis for the periods presented:

	For the six months ended,
	June 30,
	2008	2007
Net interest income	$44,981	$39,029
Tax equivalent adjustment to net interest income	1,801	1,815

Net interest income, tax equivalent basis	$46,782	$40,844

(6)     Includes construction loans.
     Net interest income is the difference between interest income and fees on earning assets and interest expense on deposits and borrowings. Net interest margin represents net interest income on a tax equivalent basis as a percentage of average earning assets during the period.
     When comparing June 30, 2008 results with those of June 30, 2007, all of the balances of earning assets and interest-bearing liabilities were affected by the Northwest Suburban acquisition which was consummated on October 1, 2007. Except as noted below, the reported increases were primarily due to the Northwest Suburban acquisition. See the table in the Financial Condition section, which illustrates the assets acquired and liabilities assumed from the Northwest Suburban acquisition and changes in balances excluding those acquired amounts. The decreases in yields on average earnings assets and rates paid on interest-bearing liabilities occurred mainly due to the drops in the federal funds, prime, and LIBOR rates. The Federal Open Market Committee (“FOMC”) cut the federal funds rate target by 225 basis points during the first half of 2008. As a result, the Company aggressively re-priced its deposits downward and benefited from over 200 basis points drop in prime and LIBOR rates.
     Net interest income rose by $2.8 million, or 14.0%, to $22.8 million in the second quarter of 2008 compared to the same period in 2007 and by $549,000, or 2.5%, compared to the previous quarter. Net interest income grew by $6.0 million, or 15.3%, to $45.0 million in the first half of 2008 compared to the first half of 2007. The net interest margin, on a tax equivalent basis, increased to 2.89% for the second quarter of 2008 compared to 2.82% for the first quarter of 2008. Lower rates paid on interest-bearing liabilities contributed to the improvement of the net interest margin on a quarter-to-date basis. When compared to the second quarter of 2007, the net interest margin decreased by 16 basis points from 3.05%. The net interest margin declined to 2.86% for the six months ended June 30, 2008 compared to 3.03% for the same period in 2007, as a result of average rates on interest-earning assets falling more than the average rates paid on interest-bearing liabilities.
     Trends in average earning assets include:
•	Yields on average earning assets decreased by 104 basis points in the second quarter of 2008 compared to the second quarter of 2007, while average balances on earning assets increased by $542.8 million. Yields on average earning assets decreased by 43 basis points compared to the first quarter of 2008. Yields on average earning assets decreased 80 basis points in the first six months of 2008 compared to the similar period in 2007, while average balances increased by $577.2 million.

•	Average yields on loans for the second quarter of 2008 decreased by 56 basis points to 6.09% compared to the first quarter of 2008 and were 143 basis points lower compared to the same period in 2007. For the first six months of 2008, average yields earned on loans decreased by 111 basis points to 6.37% compared to the first half of 2007. This decline in yields was primarily due to the re-pricing of the variable rate loans resulting from decreases in the prime rate. Average loans increased by $498.0 million in the quarter ended June 30, 2008 compared to the same period in 2007. Average loan balances remained flat compared to the first quarter of 2008. Average loans increased by $505.7 million in the first half of 2008 compared to the same period in 2007.

•	Yields on average securities remained flat in the second quarter of 2008 compared to the prior quarter and the same period in 2007. Average securities increased by $36.4 million in the second quarter of 2008 compared to the similar period in 2007 and decreased by $3.1 million compared to the first quarter of 2008. Yields on average securities were flat in the first six months of 2008 compared to the similar period in 2007, while average balances increased by $62.5 million.
     Trends in interest-bearing liabilities include:
•	The Company’s cost of funds decreased by 55 basis points on a linked-quarter basis as a result of decreased rates paid on interest-bearing deposits. Average interest-bearing liabilities decreased by $4.2 million during the second quarter of 2008 compared to the prior quarter. Yields on average interest-bearing liabilities decreased by 104 basis points, while average balances increased $515.5 million in the second quarter of 2008 compared to the similar period in 2007. When compared to the first half of 2007, the cost of funds decreased by 75 basis points to 3.59% for the first half of 2008, while average interest-bearing liabilities increased $543.9 million.

•	Average interest-bearing deposits increased by $296.1 million, while average rates decreased 109 basis points in the second quarter of 2008 compared to the similar period of 2007. Average rates paid on interest-bearing deposits decreased by 52 basis points to 3.12% for the second quarter of 2008 compared to the first quarter of 2008, and average balances decreased by $36.2 million. Yields on average interest-bearing deposits decreased by 78 basis points in the first six months of 2008 compared to the similar period in 2007, and average balances increased by $327.8 million. Most of this decrease in average rates was in certificates of deposit that matured and re-priced at lower rates.

•	Average interest-bearing demand deposit, money market, and savings accounts increased by $80.1 million for the second quarter of 2008 compared to June 30, 2007 but decreased by $14.2 million compared to March 31, 2008. On a year-to-date basis, average interest-bearing demand deposit, money market, and savings accounts increased by $83.8 million compared to 2007. The Company continues to focus its marketing efforts on increasing core deposits to alleviate margin pressure.

•	The decrease in average rates paid on interest-bearing deposits was complemented by the decrease in costs of average borrowings of 67 basis points in the second quarter of 2008 compared to the first quarter of 2008, as a result of the drop in LIBOR and pre-payment of FHLB advances in the first quarter of 2008, while average balances increased by $32.0 million. The Company had the full benefit of a 239 basis point decrease in the FHLB advances in the second quarter of 2008. Average borrowings increased by $219.4 million in the second quarter of 2008 while average rates decreased by 99 basis points to 3.77% compared to the second quarter of 2007. On a year-to-date basis, average borrowings increased by $216.1 million compared to June 30, 2007 and average rates paid decreased by 70 basis points.

Noninterest Income
     Set forth below is a summary of the second quarter 2008 noninterest income activity compared to the second quarter of 2007 and first quarter of 2008. When comparing June 30, 2008 results with those of June 30, 2007, total noninterest income was affected by the Northwest Suburban acquisition which was consummated on October 1, 2007.
•	Noninterest income was $4.4 million for the three months ended June 30, 2008, an increase of $498,000, or 12.8%, over the comparable period in 2007, and was $2.6 million higher than the first quarter of 2008. The Company recognized an impairment charge on securities of $17.6 million and a gain on the sale of property of $15.2 million in the first quarter of 2008. Excluding the impairment charge on securities and the gain on the sale of property, noninterest income increased by $214,000, or 5.1%, from $4.2 million for the first quarter of 2008.

•	The annualized noninterest income to average assets ratio was 0.48% for the three months ended June 30, 2008 compared to 0.52% for the same period in 2007 and 0.20% for the three months ended March 31, 2008. Excluding the impairment charge on securities and the gain on the sale of property, the annualized noninterest income to average assets ratio was 0.46% for the first quarter of 2008.

•	Service charges on deposits increased by $378,000, or 24.0%, to $2.0 million in the second quarter of 2008 compared to the second quarter of 2007, mainly as a result of the increased deposit base from the Northwest Suburban acquisition, but remained flat compared to the first quarter of 2008.

•	Insurance and brokerage commissions for the three months ended June 30, 2008 increased by $142,000 and $123,000 when compared to the second quarter of 2007 and first quarter of 2008, respectively, mainly as a result of increased sales of variable annuities.

•	Trust income increased by $33,000 in the second quarter of 2008 compared to the first quarter of 2008 but decreased by $21,000 compared to the second quarter of 2007.

•	Income from the increase in the cash surrender value of life insurance increased by $162,000 to $865,000 during the three months ended June 30, 2008 compared to the similar period in 2007, reflecting the addition of $12.9 million of such insurance acquired from Northwest Suburban, and was at the same level as the first quarter of 2008.

•	As a result of outsourcing the residential mortgage origination operations, there were no gains on sales of loans during the second quarter of 2008 compared with $225,000 in the second quarter of 2007.
     Set forth below is a summary of the six months ended June 30, 2008 noninterest income activity compared to the same period in 2007. When comparing June 30, 2008 results with those of June 30, 2007, total noninterest income was affected by the Northwest Suburban acquisition which was consummated on October 1, 2007.
•	Noninterest income was $6.2 million for the six months ended June 30, 2008, a decrease of $1.4 million, or 18.8%, over the comparable period in 2007.

•	Excluding the impairment charge on securities and the gain on the sale of property, noninterest income increased by $958,000, or 12.6%, to $8.6 million in the first half of 2008 compared to the same period in 2007.

•	The annualized noninterest income to average assets ratio was 0.34% for the six months ended June 30, 2008 compared to 0.51% for the same period in 2007. Excluding the impairment charge on securities and the gain on the sale of property, the annualized noninterest income to average assets ratio was 0.47% for the first half of 2008.

•	Insurance and brokerage commissions for the six months ended June 30, 2008 increased by $129,000 when compared to the first half of 2007, mainly as a result of increased sales of variable annuities.

•	Trust income increased by $35,000 in the first half of 2008 compared to the same period in 2007.

•	Income from the increase in the cash surrender value of life insurance increased by $267,000 to $1.7 million during the six months ended June 30, 2008 compared to the similar period in 2007, reflecting the addition of $12.9 million of such insurance acquired from Northwest Suburban.

•	There were no gains on sales of loans during the first half of 2008 compared with $401,000 in the same period in 2007, as a result of outsourcing the residential mortgage origination operations.
Noninterest Expenses
     Set forth below is a summary of the second quarter 2008 noninterest expenses compared to the second quarter of 2007 and the first quarter of 2008. When comparing 2008 results with those of 2007, total noninterest expenses were affected by the Northwest Suburban acquisition, which was consummated on October 1, 2007.
•	Total noninterest expenses increased 22.4%, or $3.7 million, to $20.4 million during the second quarter of 2008 compared to $16.6 million for the similar period in 2007. In comparison to the first quarter of 2008, total noninterest expenses decreased by $8.2 million. The Company recognized a loss on the early extinguishment of debt of $7.1 million resulting from the prepayment of $130.0 million in advances from the FHLB in the first quarter of 2008. Excluding this loss on the extinguishment of debt, total noninterest expense decreased by $1.1 million compared to the first quarter of 2008 mainly from the decrease in salaries and benefits expense.

•	The annualized noninterest expenses to average assets ratio was 2.22% for the three months ended June 30, 2008 and the same period in 2007 compared to 3.12% for the three months ended March 31, 2008. Excluding the loss on the extinguishment of debt, the annualized noninterest expenses to average assets ratio was 2.34% for the first quarter of 2008.

•	Salaries and benefits expense increased by $652,000, or 6.3%, during the second quarter of 2008 compared to the second quarter of 2007, mostly reflecting additions from the Northwest Suburban acquisition. Salaries and benefits expense decreased by $2.0 million, or 15.5%, compared to the first quarter of 2008, reflecting a $1.3 million decrease in incentive accruals based upon financial results, a $293,000 decrease in payroll taxes due to annual withholding caps being reached, and a $458,000 decrease in retirement benefits of which $224,000 of expense in the first quarter 2008 was an one-time adjustment.

•	Effective April 1, 2008, the Supplemental Executive Retirement Plan agreements with employees constituted a pension plan under SFAS No. 87. Through application of this standard, the Company reduced its expense for this retirement benefit by approximately $226,000 for the second quarter of 2008 compared to the first quarter of 2008.

•	Occupancy and equipment expense increased by $903,000, or 41.2%, during the second quarter of 2008 to $3.1 million compared to the similar period in 2007, reflecting the costs associated with the additional five branch properties acquired in the Northwest Suburban acquisition, and by $194,000, or 6.7%, compared to the first quarter of 2008, mainly due to the rental expense associated with the bank branch property sold in the first quarter of 2008 but still being utilized.

•	Professional services expense rose by $688,000, or 62.1%, to $1.8 million in the second quarter of 2008 compared to the second quarter of 2007. Professional services expense increased by $258,000, or 16.8%, compared to the first quarter of 2008. Both increases were mainly due to higher legal fees related to problem loan workouts.

•	Marketing expenses in the second quarter of 2008 were $235,000 and $137,000 higher than in the second quarter of 2007 and first quarter of 2008, respectively, due to increased media campaigns including an enhanced web site re-design.

•	Foreclosed properties expense increased in the second quarter of 2008 by $230,000 and $232,000 compared to the second quarter of 2007 and first quarter of 2008, respectively.

•	Amortization expense was $216,000 higher in the second quarter of 2008 compared to the same period of 2007 as a result of the core deposit intangible asset acquired through the Northwest Suburban acquisition and flat compared to the first quarter of 2008.

•	The Company was granted a one-time credit to offset FDIC premiums as a result of the Federal Deposit Insurance Reform Act of 2005 (“Reform Act”). This one-time credit maintained the Company’s 2007 FDIC insurance expense close to its 2006 level. The Company had utilized most of this credit by the end of the first quarter of 2008. As a result, the Company’s FDIC insurance expense increased by approximately $315,000 in the second quarter of 2008 to $474,000 and is expected to be at this higher rate through the remainder of 2008.

     Set forth below is a summary of noninterest expenses for the six months ended June 30, 2008 compared to the same period in 2007. When comparing 2008 results with those of 2007, total noninterest expenses were affected by the Northwest Suburban acquisition, which was consummated on October 1, 2007.
•	Total noninterest expenses increased 45.2%, or $15.3 million, to $49.0 million during the first half of 2008 compared to $33.7 million for the similar period in 2007 mainly attributable to the Northwest Suburban acquisition and the loss on early extinguishment of debt. Excluding the loss on the early extinguishment of debt, total noninterest expense increased $8.1 million, or 24.1%, to $41.9 million compared to the first half of 2007.

•	The annualized noninterest expenses to average assets ratio was 2.67% for the six months ended June 30, 2008 compared to 2.27% for the same period in 2007. Excluding the loss on the early extinguishment of debt, the annualized noninterest expenses to average assets ratio was 2.28% for the first half of 2008.

•	Salaries and benefits expense increased by $3.2 million, or 15.6%, during the first half of 2008 compared to the first half of 2007, reflecting additions to management and the addition of employees from Northwest Suburban. The Company closely monitors its personnel costs, adding employees only when the proof of need is clearly delineated or expected revenue increases warrant. Full time equivalent employees at June 30, 2008 are down 5.9%, or 34 less than the combined full time equivalent employees of the Company and Northwest Suburban as of March 31, 2007, the period closest to the merger announcement date. Using the same data, assets per full time equivalent employee have increased by 12.8% over that time frame.

•	Occupancy and equipment expense increased by $1.6 million, or 36.8%, during the six months ended June 30, 2008 to $6.0 million compared to the similar period in 2007 mostly reflecting the costs associated with the five additional branch properties acquired from Northwest Suburban.

•	Professional services expense rose by $1.0 million, or 44.0%, to $3.3 million in the first half of 2008 compared to the first half of 2007 due to higher legal, including legal expenses related to problem loan workouts, and consulting expenses.

•	Marketing expenses for the six months ended June 30, 2008 were $1.3 million, or 11.4% higher than in the same period in 2007.

•	Foreclosed properties expense increased in the first half of 2008 by $210,000 compared to the same period in 2007.

•	Amortization expense was $385,000 higher in the first half of 2008 compared to the same period of 2007 as a result of the core deposit intangible asset acquired through the Northwest Suburban acquisition.

Income Taxes
     The Company recorded an income tax benefit of $52,000, or 2.2% of income before income taxes, and income tax expense of $1.1 million, or 17.4% of income before income taxes, for the quarters ended June 30, 2008 and 2007, respectively. Tax rates applied to determine income tax expense or benefits are adjusted at least quarterly based upon management’s projection of the full calendar year taxable income. The tax rate applied moves up or down in coordination with similar moves in projected pre-tax income. The tax benefit recorded in the second quarter is primarily attributed to decreases in the Company’s actual and projected income before tax for the calendar year below what had been projected as of March 2008.
     For the first half of 2008, the Company recorded an income tax benefit of $4.6 million, or 60.8% of loss before taxes, compared to $1.7 million tax expense, or 15.3% of income before taxes, for the same period of 2007. The change in the effective tax rate is attributed to the level of net income before taxes and the composition of tax advantaged assets. The effective tax rate would increase as earnings increase in the future. The Company’s marginal tax rate is approximately 40%.
     The difference between the provision for income taxes in the consolidated financial statements and amounts computed by applying the current federal statutory income tax rate of 35% to income before income taxes is reconciled as follows:

	Three Months Ended June 30,				Six Months Ended June 30,
	2008		2007		2008		2007
	(In thousands)
Income taxes computed at the statutory rate	$831	35.0%	$2,165	35.0%	$(2,670)	35.0%	$3,934	35.0%
Tax-exempt interest income on securities and loans	(207)	(8.7)	(158)	(2.6)	(404)	5.3	(384)	(3.4)
General business credits	(148)	(6.2)	(110)	(1.8)	(278)	3.6	(220)	(2.0)
State income taxes, net of federal tax benefit due to state operating loss	(28)	(1.2)	(276)	(4.4)	(760)	10.0	(517)	(4.6)
Life insurance cash surrender value increase, net of premiums	(303)	(12.8)	(246)	(4.0)	(603)	7.9	(510)	(4.5)
Dividends received deduction	(301)	(12.7)	(302)	(4.9)	(602)	7.9	(612)	(5.4)
Nondeductible costs and other, net	104	4.4	5	0.1	678	(8.9)	29	0.2

(Benefit) provision for income taxes	$(52)	(2.2)%	$1,078	17.4%	$(4,639)	60.8%	$1,720	15.3%

     In May 2007, the State of Illinois enacted new legislation that, among other changes, changed the Illinois apportionment rules for financial organizations and disallows the dividends paid deduction for “captive” real estate investment trusts (“REITs”) beginning in 2009. The Company has certain tax structures in place which previously reduced its income tax expense including an 80/20 company which holds a portion of the Company’s securities portfolio and a REIT which holds certain real estate loans previously held by Midwest Bank and Trust Company (the “Bank”), its bank subsidiary. Based on the new legislation, the Company incurred an increase in its Illinois income tax liability starting in 2008.

Financial Condition
     The following table sets forth the changes in the balance sheet from June 30, 2007 to June 30, 2008 excluding the Northwest Suburban acquisition on October 1, 2007.

	June 30,			Northwest	Excluding Northwest
				Suburban	Suburban Acquisition
	2008	2007	$ Change	Acquisition(1)	$ Change	% Change
			(Dollars in thousands)
Assets
Cash and cash equivalents(2)	$88,057	$62,693	$25,364	$3,342	$22,022	35%
Securities available-for-sale	710,803	639,087	71,716	57,597	14,119	2
Securities held-to-maturity	31,389	42,110	(10,721)	—	(10,721)	(26)

Total securities	742,192	681,197	60,995	57,597	3,398	1
FRB and FHLB stock, at cost	29,264	23,683	5,581	1,503	4,078	17
Loans held for sale	—	2,349	(2,349)	—	(2,349)	(100)
Loans	2,501,082	1,982,672	518,410	439,249	79,161	4
Allowance for loan loss	(22,606)	(23,724)	1,118	(2,767)	3,885	(16)

Net loans	2,478,476	1,958,948	519,528	436,482	83,046	4
Cash surrender value of life insurance	82,889	66,676	16,213	12,884	3,329	5
Premises and equipment	38,739	22,489	16,250	19,279	(3,029)	(14)
Foreclosed properties	2,375	2,312	63	—	63	3
Core deposit and other intangibles, net	15,864	9,812	6,052	8,061	(2,009)	(21)
Goodwill	159,083	79,625	79,458	80,550	(1,092)	(1)
Other	89,781	112,510	(22,729)	7,914	(30,643)	(27)

Total assets	$3,726,720	$3,022,294	$704,426	$627,612	$76,814	3%

Liabilities and Stockholders’ Equity

Liabilities
Noninterest-bearing	$334,813	$256,152	$78,661	$65,299	$13,362	5%
Interest-bearing	2,005,230	1,801,690	203,540	405,361	(201,821)	(11)

Total deposits	2,340,043	2,057,842	282,201	470,660	(188,459)	(9)
Federal funds purchased and FRB discount window advances	198,000	29,000	169,000	6,170	162,830	562
Securities sold under agreements to repurchase	297,650	282,037	15,613	—	15,613	6
FHLB advances	340,000	269,911	70,089	3,500	66,589	25
Junior subordinated debentures	60,757	65,845	(5,088)	10,310	(15,398)	(24)
Subordinated debt	15,000	—	15,000	—	15,000	100
Notes payable	62,600	—	62,600	75,000	(12,400)	(100)
Other	41,972	34,084	7,888	6,982	906	(3)

Total liabilities	3,356,022	2,738,719	617,303	572,622	44,681	2

Stockholders’ Equity

Total stockholders’ equity	370,698	283,575	87,123	54,990	32,133	11

Total liabilities and stockholders’ equity	$3,726,720	$3,022,294	$704,426	$627,612	$76,814	3%

(1)	Includes fair value adjustments.

(2)	The Northwest Suburban Acquisition column includes cash and cash equivalents acquired through Northwest Suburban of $10,066 less cash paid for the acquisition of $81,163, capitalized costs of $414, costs relating to the registration statement of $147, and $75,000 borrowing.
     Set forth below are some balance sheet highlights at June 30, 2008 compared to December 31, 2007 and June 30, 2007. When comparing to June 30, 2007, the balances were affected by the Northwest Suburban acquisition which was consummated on October 1, 2007.
•	Total assets increased $33.9 million to $3.7 billion, or 1.8% on an annualized basis, at June 30, 2008 compared to year end 2007 and were up $704.4 million compared to June 30, 2007.

•	Total loans increased $26.8 million to $2.5 billion at June 30, 2008 compared to year end 2007 and increased $518.4 million over the second quarter of 2007.

•	The loan to deposit ratio increased to 106.9% from 100.7% at December 31, 2007, and was higher than the 96.4% figure recorded at June 30, 2007.

•	Deposits decreased by $118.1 million to $2.3 billion at June 30, 2008 compared to year end 2007 but increased by $282.2 million when compared to June 30, 2007. Noninterest bearing deposits increased by $13.5 million to $334.8 million at June 30, 2008 when compared to year end 2007.
     Set forth below are some asset quality highlights at June 30, 2008 compared to December 31, 2007 and June 30, 2007.
•	Following a charge off of $10.8 million in the first quarter, the balances related to the Large Problem Credit decreased by a net $5.7 million in the second quarter of 2008 through the sale of assets. In July 2008, the Company took title of a substantial piece of real estate. The remaining balance outstanding on the Large Problem Credit was $12.5 million as of June 30, 2008 down from $28.9 million a year ago.

•	Nonaccrual loans were 1.64% of total loans at June 30, 2008, down from 1.99% of total loans at year end and 2.20% at June 30, 2007.

•	There was one loan relationship of $4.3 million in loans over 90 days past due and accruing at June 30, 2008 compared to none at December 31, 2007 and one loan of $608,000 as of June 30, 2007. A payment for this $4.3 million relationship was received on July 1, 2008.

•	Foreclosed properties were $2.4 million as of June 30, 2008 compared to $2.2 million at year end. Foreclosed properties should increase in the third quarter of 2008 with the addition of the real estate acquired in connection with the Large Problem Credit.

•	Loan delinquencies 30-89 days were 0.35% of loans at June 30, 2008, down from 0.48% at December 31, 2007 and 0.63% at June 30, 2007, and were at the lowest level in the previous five quarters.

•	Nonperforming assets were 1.16% of total assets at June 30, 2008, down from 1.39% at year end and 1.52% at June 30, 2007.

•	The Company recorded a $9.8 million provision for loan losses for the first half of 2008 compared to $1.7 million for the first half of 2007, reflecting management’s updated assessments of impaired loans and concerns about the continued deterioration of economic conditions.

•	The allowance for loan losses was 0.90% of total loans as of June 30, 2008, versus 1.08% at year end 2007 and 1.20% at June 30, 2007.

•	The allowance for loan losses was 0.55 times nonaccrual loans at June 30, 2008, 0.54 at year end and June 30, 2007.

Loans
     The following table sets forth the composition of the Company’s loan portfolio on a source of repayment basis as of the indicated dates.

	June 30,		December 31,
	2008		2007(1)
		% of Gross		% of Gross
	Amount	Loans	Amount	Loans
		(Dollars in thousands)
Commercial	$1,090,004	43.5%	$1,079,631	43.6%
Construction	421,729	16.9	464,583	18.8
Commercial real estate	687,351	27.5	627,928	25.4
Home equity	157,225	6.3	142,158	5.8
Other consumer	8,469	0.3	10,689	0.4
Residential mortgage	136,636	5.5	149,703	6.0

Total loans, gross	2,501,414	100.0%	2,474,692	100.0%

Net deferred fees	(332)		(365)

Total loans, net	$2,501,082		$2,474,327

(1)	Amounts have been reclassified to conform to current period presentation.
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
     Total loans increased by $26.8 million, or 2.2% on an annualized basis, to $2.5 billion at June 30, 2008 from December 31, 2007. Set forth below are other highlights of the loan portfolio.
•	Commercial loans increased $10.4 million from December 31, 2007 to $1.1 billion, or 43.5% of the loan portfolio, as of June 30, 2008.

•	Construction loans decreased by $42.9 million from $464.6 million at December 31, 2007 to $421.7 million, or 16.9% of the loan portfolio, as of June 30, 2008.

•	Commercial real estate loans increased by $59.4 million from $627.9 million at year end to $687.4 million, or 27.5% of the loan portfolio, as of June 30, 2008.

•	Home equity loans increased by $15.1 million to $157.2 million as of June 30, 2008 from $142.2 million at year end.

•	Residential mortgage loans decreased $13.1 million to $136.6 million as of June 30, 2008 from $149.7 million as of December 31, 2007.

•	The Company does not hold any sub-prime loans in its portfolio.

     The Company continues to reduce the risk profile of the loan portfolio by selling loan participations related to its largest credit exposures. The Company sold $18.0 million of commercial real estate loan participations related to the Company’s largest borrowers during the first half of 2008.
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
     Following is a summary of activity in the allowance for loan losses:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
		(In thousands)
Balance, at beginning of period	$20,344	$24,028	$26,748	$23,229
Provision charged to operations	4,415	1,036	9,815	1,681

Loans charged off	(2,998)	(1,578)	(15,248)	(2,024)
Recoveries	845	238	1,291	838

Net loans charged off	(2,153)	(1,340)	(13,957)	(1,186)

Balance, at end of period	$22,606	$23,724	$22,606	$23,724

     A provision for loan losses of $9.8 million was taken for the first half of 2008 compared to $1.7 million for the similar period in 2007, reflecting management’s updated assessments of impaired loans and concerns about the continued deterioration of economic conditions. The Company had net charge-offs of $14.0 million for the first half of 2008 compared to $1.2 million for the same period in 2007. At March 31, 2008, the Company charged off $10.8 million of balances related to the Large Problem Credit eliminating a substantial portion of the specific loan loss allowance previously allocated to this credit. The remaining balance outstanding on the Large Problem Credit was down to $12.5 million as of June 30, 2008, due to the charge off and net reductions of $5.7 million through the sale of assets in the second quarter of 2008. In July 2008, the Company took title of a substantial piece of real estate related to the Large Problem Credit.
     Due to concerns about the collectibility of loan balances that could grow due to letter of credit draw downs, the Company had a reserve for losses on unfunded commitments included in other liabilities of $586,000 at June 30, 2008, up from $233,000 at December 31, 2007. This increase of $353,000 for the first half of 2008 was included in other expenses.

     The following table sets forth certain asset quality ratios related to the allowance for loan losses on a quarter-to-date basis as of the indicated dates.

	June 30,		December 31,		June 30,
	2008		2007		2007
Net loans charged off to average loans during quarter	0.35%		0.37%		0.27%
Provision for loan losses to total loans	0.71		0.23		0.21
Allowance for loan losses to total loans	0.90		1.08		1.20
Allowance to nonaccrual loans	0.55	x	0.54	x	0.54	x
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
     The Company’s methodology for determining the allowance for loan losses represents an estimation performed pursuant to SFAS No. 5, “Accounting for Contingencies,” and SFAS No. 114, “Accounting by Creditors for Impairment of a Loan.” The allowance reflects expected losses resulting from analyses developed through specific credit allocations for individual loans and historical loss experience for each loan category. The specific credit allocations are based on regular analyses of commercial, commercial real estate and agricultural loans over $300,000 where the internal credit rating is at or below a predetermined classification. As of June 30, 2008, nonaccrual consumer real estate loans over $300,000 were also subjected to specific allocations. These analyses involve a high degree of judgment in estimating the amount of loss associated with specific loans, including estimating the amount and timing of future cash flows and collateral values. The allowance for loan losses also includes consideration of concentrations and changes in portfolio mix and volume and other qualitative factors. In addition, regulatory agencies, as an integral part of their examinations, may require the Company to make additions to the allowance based on their judgment about information available to them at the time of their examinations.
     There are many factors affecting the allowance for loan losses; some are quantitative while others require qualitative judgment. The process for determining the allowance (which management believes adequately considers all of the potential factors which could result in credit losses) includes subjective elements and, therefore, may be susceptible to significant change. To the extent actual outcomes differ from management estimates, additional provisions for credit losses could be required in the future that could adversely affect the Company’s earnings or financial position.
Nonaccrual Loans and Nonperforming Assets
     Nonaccrual loans decreased by $8.2 million to $41.0 million at June 30, 2008 from December 31, 2007. In the first quarter of 2008, the Company charged off $10.8 million of balances related to the Large Problem Credit. The balances related to the Large Problem Credit also decreased by a net $5.7 million in the second quarter of 2008 through the sale of assets. In July 2008, the Company took title of a substantial piece of real estate previously collateralizing the Large Problem Credit loans. The Large Problem Credit accounted for $12.5 million, or 30.5%, of the nonaccrual loans at June 30, 2008 and $29.0 million, or 59.0%, at December 31, 2007. While the Company believes that the carrying value of Large Problem Credit loans at June 30, 2008 reflects management’s best current estimate of net realizable value, there can be no assurance that additional losses may not be incurred with respect to the Large Problem Credit.
     Foreclosed properties were $2.4 million at June 30, 2008, an increase of $155,000 compared to year end. Foreclosed properties should increase in the third quarter of 2008 with the addition of the real estate acquired in connection with the Large Problem Credit. Nonperforming assets were $43.3 million and 1.16% total assets at June 30, 2008 compared to $51.4 million and 1.39% of total assets at December 31, 2007.
     At June 30, 2008, the Company had one $4.3 million loan relationship that was 90 days past due and accruing, and a payment for this relationship was received on July 1, 2008.
     The following table sets forth information on the Company’s nonaccrual loans and nonperforming assets as of the indicated dates.

	June 30,	December 31,	June 30,
	2008	2007	2007
	(Dollars in thousands)
Impaired and other loans 90 days past due and accruing	$4,320	$—	$608

Nonaccrual loans	$40,956	$49,173	$43,588
Foreclosed properties	2,375	2,220	2,312

Total nonperforming assets	$43,331	$51,393	45,900

Nonaccrual loans to loans	1.64%	1.99%	2.20%
Nonperforming assets to loans and foreclosed properties	1.73	2.08	2.31
Nonperforming assets to assets	1.16	1.39	1.52

Securities
     The following tables set forth the composition of the Company’s securities portfolio by major category as of June 30, 2008.

	June 30, 2008
	Held-to-Maturity		Available-for-Sale		Total
							% of
	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized
	Cost	Value	Cost	Value	Cost	Value	Cost
	(Dollars in thousands)
Obligations of the U.S. Treasury and of U.S. government-sponsored entities	$—	$—	$291,268	$291,307	$291,268	$291,307	38.6%
Obligations of states and political subdivisions	1,252	1,251	60,415	59,370	61,667	60,621	8.2
Mortgage-backed securities	30,137	29,227	284,821	281,385	314,958	310,612	41.7
Equity securities	—	—	67,489	62,013	67,489	62,013	8.9
Other bonds	—	—	19,216	16,728	19,216	16,728	2.6

Total	$31,389	$30,478	$723,209	$710,803	$754,598	$741,281	100.0%

     Securities available-for-sale are carried at fair value, with related unrealized net gains or losses, net of deferred income taxes, recorded as an adjustment to equity capital. At June 30, 2008, unrealized losses on securities available-for-sale were $12.4 million, or $7.6 million net of taxes, compared to unrealized losses of $23.0 million, or $13.9 million net of taxes, at December 31, 2007.
     The Company recognized an other-than-temporary impairment charge of $17.6 million at March 31, 2008 on certain FNMA and FHLMC preferred equity securities. Management believes this impairment was primarily attributable to economic conditions at that time: the declines in the sub-prime mortgage market, the housing slump, and a series of major corrections in the marketplace. The Company continues to hold these equity securities in its securities portfolio and closely monitors their performance in the marketplace. The fair values of these securities have further declined in the beginning of the third quarter of 2008 as a result of the loss of investor confidence in both of these government-sponsored entities. The Company believes that investor confidence should be restored following current actions taken by the U.S. government, including the signing of a housing and economic recovery bill, which demonstrate its support of FNMA and FHLMC. To the extent the market conditions do not improve and the values for these securities do not recover, it is possible that the Company could recognize additional impairment losses in future periods. As of June 30, 2008, these securities are rated AA- by S&P and Aa3 by Moody’s and all dividends have been paid to date. On July 15, 2008, Moody’s downgraded its rating of these securities to A1. At June 30, 2008, the ratings of the Company’s securities portfolio were: 87% rated AAA, 11% rated AA, and 2% rated A. The securities portfolio has a low degree of inherent credit risk and does not contain any sub-prime or Alt-A mortgage-backed securities.
     Securities available-for-sale remained flat at $710.8 million at June 30, 2008 from December 31, 2007 while the portfolio mix changed. Set forth below are other highlights of the securities portfolio.
•	U.S. Treasury and obligations of U.S. government-sponsored entities increased by $107.7 million to $291.3 million, or 38.6% of the portfolio, at June 30, 2008 compared to $183.6 million at year end. At June 30, 2008, obligations of U.S. government-sponsored entities included $289.3 million of callable debentures with maturities ranging from approximately five to ten years and call dates ranging from two to eleven months.

•	U.S. government agency and government-sponsored entity mortgage-backed securities decreased 25.8%, or $97.7 million, from $379.0 million at December 31, 2007 to $281.4 million, or 41.7% of the portfolio, at June 30, 2008.

•	Equity securities decreased by $4.0 million to $62.0 million, or 8.9% of the portfolio, at June 30, 2008 from December 31, 2007. As noted above, the Company recognized an impairment charge of $17.6 million on these equities in the first quarter of 2008. Equity securities included preferred equity securities of U.S. government-sponsored entities.
     Securities held-to-maturity decreased $6.2 million, or 16.5%, from $37.6 million at December 31,

2007 to $31.4 million at June 30, 2008. As permitted under SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” certain held-to-maturity securities with a carrying value of $4.3 million, where a substantial portion of their principal was collected, were sold in the first quarter of 2008 at a net cash loss of $30,000. These securities had paid down to an average of 6% of their original face value.
     There were no trading securities held at June 30, 2008 or December 31, 2007.
Federal Home Loan Bank Stock
     The Bank is a member of the Federal Home Loan Bank System and has borrowed funds from the Federal Home Loan Bank of Chicago (“FHLB Chicago”). As a result, it is required to hold capital stock of the FHLB Chicago. In October 2007, the FHLB Chicago announced that it entered into a consensual cease and desist order with its regulator which prohibits it from redeeming or repurchasing any capital stock from members or declaring dividends on its capital stock without prior approval. The FHLB Chicago did not pay a dividend for the fourth quarter of 2007 or first half of 2008. During the first nine months of 2007, the Company held $16.0 million in FHLB Chicago stock which earned 2.8% on average. As a result of the acquisition of Northwest Suburban, the Company held $17.0 million in FHLB Chicago stock beginning October 1, 2007. The Company’s future earnings will be negatively impacted if the FHLB Chicago decides not to declare dividends in future quarters.
Cash Surrender Value of Life Insurance
     The Company’s holdings in bank-owned life insurance (“BOLI”) increased by $1.7 million during the first half of 2008 compared to year end. The BOLI is intended to produce revenue which will offset a portion of future Supplemental Executive Retirement Plan and other employee benefit plan liabilities.
Deposits and Borrowed Funds
     The following table sets forth the composition of the Company’s deposits as of the indicated dates.

	June 30,	December 31,
	2008	2007
	(In thousands)
Noninterest-bearing demand	$334,813	$321,317

Interest-bearing demand	201,674	226,225
Money-market	259,874	291,501
Savings	139,809	129,476
Time deposits less than $100,000	542,417	633,022
Time deposits of $100,000 or more	861,456	856,607

Total interest-bearing deposits	2,005,230	2,136,831

Total	$2,340,043	$2,458,148

Total core deposits (1)	$936,170	$968,519

(1)	Includes noninterest-bearing and interest-bearing demand, money market, and savings.
     Total deposits of $2.3 billion at June 30, 2008 represented a decrease of $118.1 million, or 4.8%, from December 31, 2007. Changes in the Company’s deposit mix are noted below.
•	Noninterest-bearing deposits were $334.8 million at June 30, 2008, $13.5 million more than the $321.3 million level at December 31, 2007.

•	Over the same period, interest-bearing deposits decreased 6.2%, or $131.6 million to $2.0 billion at June 30, 2008 compared to December 31, 2007.

•	Total core deposits, which include demand deposit, interest-bearing demand deposit, money market, and savings accounts, decreased $32.3 million to $936.2 million at June 30, 2008 from $968.5 million at December 31, 2007.

•	Certificates of deposit under $100,000 decreased $90.6 million from December 31, 2007 to $542.4 million at June 30, 2008.

•	Certificates of deposit over $100,000 increased by $4.8 million from December 31, 2007 to $861.5 million at June 30, 2008.

•	The Company’s new retail certificates of deposit promotion has produced approximately $128.7 million in new money from the end of June 2008 through the end of July 2008.
     The Company competes for core deposits in the heavily-banked Chicago Metropolitan Statistical Area. Competitive pricing has made it difficult to maintain and grow these types of deposits. The level of competition for core deposits is not expected to ease in the near term. To overcome this challenge, the Company has changed and expanded staffing and management at its banking centers and initiated a number of customer outreach initiatives. The Company is also pursuing a new on-line account opening process to further develop the growth of core deposit relationships. The Company’s “Big Bank Relief” marketing campaign is focused on building relationships.
     The Company’s recent campaigns have been promoting relationship savings accounts and other core products. In conjunction with this strategy, the Bank’s retail incentive program has shifted its focus to relationship building, with incentives being paid out for cross-selling achievements. Relationship building, along with a continued focus on providing excellent customer service, is key to solidifying and growing the Bank’s customer base.
     Borrowed funds are summarized below:

	June 30,	December 31,
	2008	2007
	(In thousands)
Federal funds purchased and FRB discount window advances	$198,000	$81,000
Securities sold under agreements to repurchase	297,650	283,400
Federal Home Loan Bank advances	340,000	323,439
Junior subordinated debentures	60,757	60,724
Subordinated debt	15,000	—
Notes payable	62,600	72,500

Total	$974,007	$821,063

     The Company utilizes securities sold under repurchase agreements as a source of funds that do not increase the Company’s reserve requirement. The Company had $297.7 million in securities sold under repurchase agreements at June 30, 2008 compared to $283.4 million at December 31, 2007. These repurchase agreements are with primary dealers and have maturities of approximately nine to ten years with call provisions ranging from three months to one year.
     The Bank is a member of the FHLB. At June 30, 2008, total FHLB advances were $340.0 million compared to $323.4 million at year end. Such advances have maturities ranging from approximately eight to ten years and various call provisions ranging from three months to two years. At the end of the first quarter of 2008, the Company prepaid $130.0 million in FHLB advances at a weighted average rate of 4.94% and recognized a loss on the extinguishment of debt of $7.1 million. During the second quarter of 2008, the Company entered into a $100.0 million advance at a rate of 2.60% with a two year call provision and a $50.0 million advance at a rate of 2.45% with a one year call provision.
     On June 30, 2008, the Company entered into a $40.0 million Federal Reserve discount window advance at a rate of 2.25% with a maturity of two weeks, which has since been repaid.
     During the fourth quarter of 2007, the Company utilized the proceeds from a $75.0 million term note from a correspondent bank to pay the cash portion of the Northwest Suburban acquisition. The term note had a rate of one-month LIBOR plus 155 basis points at June 30, 2008 and matures on September 28, 2010. On March 31, 2008, the Company converted $15.0 million of this term note into subordinated debt and further reduced the remaining term note balance to $55.0 million. The subordinated debt had rate of one-month LIBOR plus 350 basis points at June 30, 2008, matures on March 31, 2018, and qualifies as Tier 2 capital.
     The Company’s credit agreements with this correspondent bank also provide the Company with a revolving line of credit with a maximum availability of $25.0 million. This revolving line of credit had rate of one-month LIBOR plus 155 basis points and a balance outstanding of $7.6 million at June 30, 2008 and matures on April 3, 2009.
     The revolving line of credit and term notes include the following covenants at June 30, 2008: (1) the Bank must not have nonperforming loans in excess of 3.00% of total loans, (2) the Bank must report a quarterly profit, excluding charges related to acquisitions, and (3) the Bank must remain well capitalized. The Company has complied with all three of these debt covenants at June 30, 2008.
Capital Resources
     Stockholders’ equity decreased $4.5 million from December 31, 2007 to $370.7 million at June 30, 2008. Stockholders’ equity was reduced by $9.1 million in common and preferred dividends and the $3.0 million net loss and increased by the $6.3 million net increase in fair value of available-for-sale securities for the six months ended June 30, 2008. Total capital to average risk-weighted assets increased to 10.4% on June 30, 2008 from 10.2% on December 31, 2007. On March 31, 2008, the Company converted $15.0 million of its term note into subordinated debt, which qualifies as Tier 2 capital.
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
     The Bank was categorized as well capitalized as of June 30, 2008. Management is not aware of any conditions or events since the most recent regulatory notification that would change the Company’s or the Bank’s categories.

     The risk-based capital information for the Company is as follows:

	June 30,	December 31,
	2008	2007
	(In thousands)
Risk-weighted assets	$2,850,113	$2,811,423
Average assets	3,686,350	3,721,444

Capital components:
Stockholders’ equity	$370,698	$375,164
Plus: Guaranteed trust preferred securities	59,000	59,000
Less: Core deposit and other intangibles, net	(15,864)	(17,044)
Less: Goodwill	(159,083)	(160,407)
Less: Unrealized (gains) losses on securities, net of tax	7,620	13,917
Plus: Unrealized losses on equity securities, net of tax	(3,363)	(11,768)

Tier I capital	259,008	258,862
Allowance for loan losses	22,606	26,748
Reserve for unfunded commitments	586	233
Qualifying subordinated debt	15,000	—

Total risk-based capital	$297,200	$285,843

     Capital levels and minimum required levels:

	At June 30, 2008
			Minimum Required		Minimum Required
	Actual		for Capital Adequacy		to be Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Total capital to risk-weighted assets
Company	$297,200	10.4%	$228,009	8.0%	n/a	n/a
Midwest Bank and Trust Company	353,413	12.5	226,984	8.0	$283,730	10.0%

Tier I capital to risk-weighted assets
Company	259,008	9.1	114,005	4.0	n/a	n/a
Midwest Bank and Trust Company	330,221	11.6	113,492	4.0	170,238	6.0
Tier I capital to average assets
Company	259,008	7.0	147,454	4.0	n/a	n/a
Midwest Bank and Trust Company	330,211	9.0	146,959	4.0	183,699	5.0

	At December 31, 2007
			Minimum Required		Minimum Required
	Actual		for Capital Adequacy		to be Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Total capital to risk-weighted assets
Company	$285,843	10.2%	$224,814	8.0%	n/a	n/a
Midwest Bank and Trust Company	351,352	12.6	223,959	8.0	$279,949	10.0%

Tier I capital to risk-weighted assets
Company	258,862	9.2	112,457	4.0	n/a	n/a
Midwest Bank and Trust Company	324,370	11.6	111,980	4.0	167,969	6.0

Tier I capital to average assets
Company	258,862	7.0	148,858	4.0	n/a	n/a
Midwest Bank and Trust Company	324,370	8.7	148,407	4.0	185,508	5.0
Liquidity

     The Company manages its liquidity position with the objective of maintaining access to sufficient funds to respond to the needs of depositors and borrowers and to take advantage of earnings enhancement opportunities. At June 30, 2008, the Company had cash and cash equivalents of $88.1 million. In addition to the normal inflow of funds from its securities portfolio, and repayments and maturities of loans and securities, the Company utilizes other short-term, intermediate-term and long-term funding sources such as securities sold under agreements to repurchase and overnight funds purchased from correspondent banks.
     The FHLB provides an additional source of liquidity which has been used by the Bank extensively since 1999. The Bank also has various funding arrangements with commercial and investment banks in the form of Federal funds lines, repurchase agreements, and brokered and public funds certificate of deposit programs. The Bank also has access to the Federal Reserve discount window. The Bank maintains these funding arrangements to achieve favorable costs of funds, manage interest rate risk, and enhance liquidity in the event of deposit withdrawals. The FHLB advances, repurchase agreements, public funds certificate of deposit, and Federal Reserve discount window advances are subject to the availability of collateral. The Company believes it has sufficient liquidity to meet its current and future liquidity needs.
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

ITEM 3 — QUANTITATIVE AND QUALITATIVE DISCLOSURES
ABOUT MARKET RISK
Interest Rate Sensitivity Analysis
     The Company performs a net interest income analysis as part of its asset/liability management practices. Net interest income analysis measures the change in net interest income in the event of hypothetical changes in interest rates. This analysis assesses the risk of change in net interest income in the event of sudden and sustained 1.0% and 2.0% increases and decreases in market interest rates. The table below presents the Company’s projected changes in net interest income for the various rate shock levels at June 30, 2008 and December 31, 2007, respectively.

	Change in Net Interest Income Over One Year Horizon
					Guideline
	June 30, 2008		December 31, 2007		Maximum
	Dollar	%	Dollar	%	%
	Change	Change	Change	Change	Change
	(Dollars in thousands)
+200 bp	$3,333	3.56%	$(2,161)	(2.36)%	(10.0)%
+100 bp	1,862	1.99	694	0.76	—
-100 bp	(1,837)	(1.96)	(225)	(0.25)	—
-200 bp	(6,798)	(7.26)	(3,507)	(3.83)	(10.0)
     As shown above, at June 30, 2008, the effect of an immediate 200 basis point increase in interest rates would increase the Company’s net interest income by 3.56%, or $3.3 million. The effect of an immediate 200 basis point reduction in rates would decrease the Company’s net interest income by 7.26%, or $6.8 million. Overall net interest income sensitivity remains within the Company’s and recommended regulatory guidelines.
     The changes in net interest income over the one year horizon for June 30, 2008 under the down 1.0% and 2.0% interest rate scenarios are reflective of optionality in the investment securities portfolio. As rates decline, the callable U.S. government-sponsored entity debentures in the investment securities portfolio are expected to be called and the proceeds re-invested at lower yields. In a rising rate environment, yields on floating rate loans and investment securities are expected to re-price upwards more quickly than the cost of funds. The Company believes it manages such volatility to acceptable levels and is being appropriately compensated for the additional risk.

ITEM 4 — CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
     As of the end of the period covered by this report, an evaluation was performed under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer of the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 240.13a-15(e)). Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2008 to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms.
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
     Among the factors that could have an impact on the Company’s ability to achieve operating results, growth plan goals, and the beliefs expressed or implied in forward-looking statements are:
•	Management’s ability to effectively manage interest rate risk and the impact of interest rates in general on the volatility of the Company’s net interest income;

•	Fluctuations in the value of the Company’s investment securities;

•	The ability to attract and retain senior management experienced in banking and financial services;

•	The sufficiency of the allowance for loan losses to absorb the amount of actual losses inherent in the existing portfolio of loans;

•	The ability to ultimately collect on the Large Problem Credit;

•	The Company’s ability to adapt successfully to technological changes to compete effectively in the marketplace;

•	Credit risks and risks from concentrations (by geographic area and by industry) within the Bank’s loan portfolio and individual large loans;

•	The effects of competition from other commercial banks, thrifts, mortgage banking firms, consumer finance companies, credit unions, securities brokerage firms, insurance companies, money market and other mutual funds, and other financial institutions operating in the Company’s market or elsewhere or providing similar services;

•	The failure of assumptions underlying the establishment of the allowance for loan losses and estimation of values of collateral or cash flow projections and various financial assets and liabilities;

•	Volatility of rate sensitive deposits;

•	Operational risks, including data processing system failures or fraud;

•	Liquidity risks;

•	The ability to successfully acquire low cost deposits or funding;

•	The ability to successfully execute strategies to increase noninterest income;

•	The ability of the Company to fully realize expected cost savings and revenues in connection with acquisitions, or the ability to realize them on a timely basis;

•	The risk of borrower, depositor, and other customer attrition after acquisitions are completed;

•	Changes in the economic environment, competition, or other factors that may influence the anticipated growth rate of loans and deposits, the quality of the loan portfolio and loan and deposit pricing, and the Company’s ability to successfully pursue acquisition and expansion strategies and integrate any acquired companies;

•	Possible recognition of further losses related to the Company’s holdings of Federal National Mortgage Association and Federal Home Loan Mortgage Corporation preferred stock;

•	The impact from changes in federal and state tax laws relating to certain tax structures of the Company including an 80/20 company which holds a portion of the Company’s securities portfolio and a real estate investment trust which holds certain real estate loans previously held by the Bank;

•	The impact from liabilities arising from legal or administrative proceedings on the financial condition of the Company;

•	Possible administrative or enforcement actions of banking regulators in connection with any material failure of the Company or the Bank to comply with banking laws, rules or regulations;

•	Possible administrative or enforcement actions of the SEC in connection with the SEC inquiry of the restatement of the Company’s September 30, 2002 financial statements;

•	Governmental monetary and fiscal policies, as well as legislative and regulatory changes, that may result in the imposition of costs and constraints on the Company through higher FDIC insurance premiums, significant fluctuations in market interest rates, increases in capital requirements, and operational limitations;

•	Changes in general economic or industry conditions, nationally or in the communities in which the Company conducts business;

•	Changes in accounting principles, policies, or guidelines affecting the business conducted by the Company;

•	Acts of war or terrorism; and

•	Other economic, competitive, governmental, regulatory, and technical factors affecting the Company’s operations, products, services, and prices.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     None
Item 3. Defaults Upon Senior Securities
     None
Item 4. Submission of Matters to a Vote of Security Holders
     The annual meeting of stockholders of the Company was held on May 7, 2008. Three proposals were submitted to a vote of the stockholders as described in the Company’s proxy statement dated April 7, 2008. The following is a brief description of the matters voted upon, as well as the outcome of the vote:
1.	To elect thirteen members to serve on the Company’s Board of Directors for a term of one year:

Nominee	For	Withheld
Homer J. Livingston, Jr	23,676,886	723,416
James J. Giancola	23,146,581	1,253,721
J. J Fritz	23,489,564	910,738
Percy L. Berger, CPA	23,348,335	1,051,967
Angelo DiPaolo	23,390,559	1,009,743
Barry I. Forrester, CFA	23,359,304	1,040,998
Robert J. Genetski, PhD	23,576,835	823,467
Gerald F. Hartley, CPA	23,683,683	716,619
Dennis M. O’Hara	23,482,209	918,093
Joseph Rizza	23,348,163	1,052,139
Thomas A. Rosenquist	23,395,543	1,004,759
E.V. Silveri	23,311,404	1,088,898
Monsignor Kenneth Velo	23,627,035	773,267
2.	To ratify the appointment of PricewaterhouseCoopers LLP:

Votes For:	24,258,554
Against:	73,990
Abstain:	67,758

3.	To approve the Midwest Employee Stock Purchase Plan:

Votes For:	15,565,974
Against:	955,813
Abstain:	316,573
Item 5. Other Information
     None
Item 6. Exhibits
     The following exhibits are either filed as part of this report or are incorporated herein by reference:

2.1	Agreement and Plan of Merger, dated as of March 22, 2007, by and between Midwest Banc Holdings, Inc. and Northwest Suburban Bancorp., Inc. (incorporated by reference to Registrant’s Report on Form 8-K filed March 23, 2007, File No. 001-13735).

3.1	Amended and Restated Certificate of Incorporation, as amended (incorporated by reference to Registrant’s Form 10-Q for the quarter ended September 30, 2007, File No. 001-13735).

3.1.1	Certificate of Designation for the Series A Preferred Stock (incorporated by reference to Registrant’s Report on Form 8-K filed December 7, 2007, File No. 001-13735).

3.1.2	Deposit Agreement, dated December 5, 2007, among the Registrant, Illinois Stock Transfer Company and the holders from time to time of the Depositary Receipts issued pursuant to the Deposit Agreement (incorporated by reference to Registrant’s Report on Form 8-K filed December 7, 2007, File No. 001-13735).

3.2	Amended and Restated By-laws, filed September 27, 2005 (incorporated by reference to Registrant’s Report on Form 8-K filed December 14, 2007, File No. 001-13735).

4.1	Specimen Common Stock Certificate (incorporated by reference to Registrant’s Registration Statement on Form S-1, Registration No. 333-42827).

4.1.1	Form of Certificate for the Preferred Stock (incorporated by reference to Registrant’s Report on Form 8-K filed December 7, 2007, File No. 001-13735).

4.1.2	Form of Depositary Receipt for the Depositary Shares (incorporated by reference to Registrant’s Report on Form 8-K filed December 7, 2007, File No. 001-13735).

4.2	Certain instruments defining the rights of the holders of long-term debt of the Company and certain of its subsidiaries, none of which authorize a total amount of indebtedness in excess of 10% of the total assets of the Company and its subsidiaries on a consolidated basis, have not been filed as Exhibits. The Company hereby agrees to furnish a copy of any of these agreements to the SEC upon request.

*10.1	Midwest Banc Holdings, Inc. Stock and Incentive Plan (incorporated by reference to Registrant’s Form 10-K for the year ended December 31, 2006, File No. 001-13735).

*10.4	Form of Transitional Employment Agreements (incorporated by reference to Registrant’s Registration Statement on Form S-1, Registration No. 333-42827).

10.5	Lease dated as of December 24, 1958, between Western National Bank of Cicero and Midwest Bank and Trust Company, as amended (incorporated by reference to Registrant’s Registration Statement on Form S-1, Registration No. 333-42827).

10.6	Britannica Centre Lease, dated as of May 1, 1994, between Chicago Title and Trust Company, as Trustee under Trust Agreement dated November 2, 1977 and known as Trust No. 1070932 and Midwest Bank and Trust Company (incorporated by reference to Registrant’s Registration Statement on Form S-1, Registration No. 333-42827).

10.7	Lease dated as of March 20, 1996 between Grove Lodge No. 824 Ancient Free and Accepted Masons and Midwest Bank of Hinsdale (incorporated by reference to Registrant’s Registration Statement on Form S-1, Registration No. 333-42827)

10.8	Office Lease, undated, between Grove Lodge No. 824 Ancient Free and Accepted Masons and Midwest Bank of Hinsdale (incorporated by reference to Registrant’s Registration Statement on Form S-1, Registration No. 333-42827).

*10.15	Form of 2008 Supplemental Executive Retirement Agreement.

*10.16	Form of Transitional Employment Agreement (Executive Officer Group) (incorporated by reference to Registrant’s Form 10-Q for the quarter ended September 30, 2001, File No. 001-13735).

*10.17	Form of Restricted Stock Award Agreement for Officers, Restricted Stock Grant Notice for Officers, Incentive and Nonqualified Stock Options Award Agreements, and Stock Option Grant Notice for Officers (incorporated by reference to Registrant’s Report on Form 8-K filed August 29, 2005, File No. 001-13735).

*10.19	Form of Restricted Stock Award Agreement for Non-employee Directors and Restricted Stock Grant Notice for Non-employee Directors (incorporated by reference to Registrant’s Report on Form 8-K filed October 28, 2005, File No. 001-13735).

10.21	Lease dated as of April 29, 1976, between Joseph C. and Grace Ann Sanfilippo and Fairfield Savings and Loan Association, as amended (incorporated by reference to Registrant’s Form 10-K for the year ended December 31, 2003, File No. 001-13735).

10.22	Lease dated as of August 28, 2002 between Glen Oak Plaza and Midwest Bank and Trust Company (incorporated by reference to Registrant’s Form 10-K for the year ended December 31, 2003, File No. 001-13735).

10.24	Loan Agreement as of April 4, 2007, between the Company and M&I Marshall & Ilsley Bank (incorporated by reference to Registrant’s Report on Form 8-K filed April 6, 2007, File No. 001-13735).

*10.25	Employment Agreement as of September 28, 2004 between the Company and the Chief Executive Officer (incorporated by reference to Registrant’s Form 10-Q for the quarter ended September 30, 2004, File No. 001-13735).

*10.27	Midwest Banc Holdings, Inc. Severance Policy Amended and Restated as of June 24, 2008.

10.29	Midwest Banc Holdings, Inc. Directors Deferred Compensation Plan (incorporated by reference to Registrant’s Report on Form 8-K filed December 16, 2005, File No. 001-13735).

*10.30	Amendment to Employment Agreement as of September 28, 2004 between the Company and the Chief Executive Officer (incorporated by reference to Registrant’s Report on Form 8-K filed March 24, 2006, File No. 001-13735).

*10.31	Amended and Restated Employment Agreement dated February 8, 2006 by and between Royal American Bank and Jay Fritz, assumed by the Company as of July 1, 2006 (incorporated by reference to Registrant’s Report on Form 8-K filed July 7, 2006, File No. 001-13735).

10.32	Lease dated April 1, 1993, by and between Royal American Bank and LaSalle National Trust, N.A., as amended, assumed by the Company as of July 1, 2006 (incorporated by reference to Registrant’s Form 10-Q for the quarter ended September 30, 2006, File No. 001-13735).

10.33	Lease dated April 19, 1993 by and between Royal American Bank and Hamilton Forsythe 1000 Tower Lane LLC, successor-in-interest to Bensenville Office Venture, as amended, assumed by the Company as of July 1, 2006 (incorporated by reference to Registrant’s Form 10-Q for the quarter ended September 30, 2006, File No. 001-13735).

10.34	Sublease dated January 31, 2006 by and between Royal American Bank and JPMorgan Chase Bank, National Association, assumed by the Company as of July 1, 2006 (incorporated by reference to Registrant’s Form 10-Q for the quarter ended September 30, 2006, File No. 001-13735).

10.35	Lease dated January 20, 2006 by and between Royal American Bank and MEG Associates Limited Partnership, assumed by the Company as of July 1, 2006 (incorporated by reference to Registrant’s Form 10-Q for the quarter ended September 30, 2006, File No. 001-13735).

10.36	Lease dated October 28, 1996 by and between Royal American Bank and Tiffany Pointe, Inc./Marquette Bank, as amended, assumed by the Company as of July 1, 2006 (incorporated by reference to Registrant’s Form 10-Q for the quarter ended September 30, 2006, File No. 001-13735).

10.37	Lease dated September 24, 1999, by and between Royal American Bank and Moats Office Properties, Inc., as amended, assumed by the Company as of July 1, 2006 (incorporated by reference to Registrant’s Form 10-Q for the quarter ended September 30, 2006, File No. 001-13735).

10.38	Lease dated July 14, 2006 by and between Midwest Bank and Trust Company and William C. Moran (incorporated by reference to Registrant’s Form 10-Q for the quarter ended September 30, 2006, File No. 001-13735).

10.43	Lease dated November 9, 2005 by and between Midwest Bank and Trust Company and Crossings Commercial, LLC (incorporated by reference to Registrant’s Form 10-Q for the quarter ended September 30, 2006, File No. 001-13735).

10.44	Lease dated August 17, 2005 by and between Royal American Bank and L.F.A.J.J. Partners, LLC, assumed by the Company as of July 1, 2006 (incorporated by reference to Registrant’s Form 10-Q for the quarter ended March 31, 2007, File No. 001-13735).

10.45	Loan Agreement dated as of September 28, 2007 and amendment of loan agreement dated April 4, 2007, between the Company and M&I Marshall & Ilsley Bank (incorporated by reference to Registrant’s Report on Form 8-K filed October 1, 2007, File No. 001-13735).

*10.46	Form of 2007 Transitional Employment Agreement (incorporated by reference to Registrant’s Report on Form 8-K filed October 1, 2007, File No. 001-13735).

*10.48	First Amendment to the Midwest Banc Holdings, Inc. Stock and Incentive Plan (incorporated by reference to Registrant’s Report on Form 8-K filed October 1, 2007, File No. 001-13735).

10.49	Lease dated December 27, 2007 by and between Midwest Bank and Trust Company and George Garner and Barbara Garner (incorporated by reference to Registrant’s Form 10-K for the year ended December 31, 2007, File No. 001-13735).

*10.50	Mutual Agreement RE Severance and Retirement dated January 14, 2008 between the Company and John Eilering (incorporated by reference to Registrant’s Form 10-K for the year ended December 31, 2007, File No. 001-13735).

*10.51	Second amendment to Employment Agreement as of September 28, 2004 between the Company and the Chief Executive Officer (incorporated by reference to Registrant’s Form 10-Q for the quarter ended March 31, 2008, File No. 001-13735).

*10.52	Second amendment to the Amended and Restated Employment Agreement dated February 8, 2006 by and between Royal American Bank and Jay Fritz, assumed by the Company as of July 1, 2006 (incorporated by reference to Registrant’s Form 10-Q for the quarter ended March 31, 2008, File No. 001-13735).

10.53	Agreement of Purchase and Sale as of March 10, 2008 between the Company and PGG, LLC (incorporated by reference to Registrant’s Form 10-Q for the quarter ended March 31, 2008, File No. 001-13735).

10.54	First Amendment to Real Estate Purchase Agreement as of March 26, 2008 between the Company and PGG, LLC (incorporated by reference to Registrant’s Form 10-Q for the quarter ended March 31, 2008, File No. 001-13735).

10.55	Post-closing Occupancy Agreement as of March 28, 2008 between the Company and NMD Investments, LLC (incorporated by reference to Registrant’s Form 10-Q for the quarter ended March 31, 2008, File No. 001-13735).

10.56	Amendment to Loan Agreement dated as of September 28, 2007 and Loan Agreement dated March 31, 2008, between the Company and M&I Marshall & Ilsley Bank (incorporated by reference to Registrant’s Form 10-Q for the quarter ended March 31, 2008, File No. 001-13735).

10.57	Second Amendment of Loan Agreement dated April 4, 2007, between the Company and M&I Marshall & Ilsley Bank (incorporated by reference to Registrant’s Form 10-Q for the quarter ended March 31, 2008, File No. 001-13735).

*10.58	Midwest Banc Holdings, Inc. Management Incentive Plan (incorporated by reference to Registrant’s Form 10-Q for the quarter ended March 31, 2008, File No. 001-13735).

*10.59	Midwest Banc Holdings, Inc. Employee Stock Purchase Plan (incorporated by reference to Registrant’s Proxy Statement filed April 7, 2008, File No. 001-13735).

31.1	Rule 13a-14(a) Certification of Principal Executive Officer.

31.2	Rule 13a-14(a) Certification of Principal Financial Officer.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, from the Company’s Chief Executive Officer and Chief Accounting Officer.

*	Indicates management contracts or compensatory plans or arrangements required to be filed as an exhibit.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Date: August 7, 2008

MIDWEST BANC HOLDINGS, INC. (Registrant)
By:	/s/ James J. Giancola
James J. Giancola,
President and Chief Executive Officer

By:	/s/ JoAnn Sannasardo Lilek
JoAnn Sannasardo Lilek,
Executive Vice President and Chief Financial Officer

Exhibit Index

2.1	Agreement and Plan of Merger, dated as of March 22, 2007, by and between Midwest Banc Holdings, Inc. and Northwest Suburban Bancorp., Inc. (incorporated by reference to Registrant’s Report on Form 8-K filed March 23, 2007, File No. 001-13735).

3.1	Amended and Restated Certificate of Incorporation, as amended (incorporated by reference to Registrant’s Form 10-Q for the quarter ended September 30, 2007, File No. 001-13735).

3.1.1	Certificate of Designation for the Series A Preferred Stock (incorporated by reference to Registrant’s Report on Form 8-K filed December 7, 2007, File No. 001-13735).

3.1.2	Deposit Agreement, dated December 5, 2007, among the Registrant, Illinois Stock Transfer Company and the holders from time to time of the Depositary Receipts issued pursuant to the Deposit Agreement (incorporated by reference to Registrant’s Report on Form 8-K filed December 7, 2007, File No. 001-13735).

3.2	Amended and Restated By-laws, filed September 27, 2005 (incorporated by reference to Registrant’s Report on Form 8-K filed December 14, 2007, File No. 001-13735).

4.1	Specimen Common Stock Certificate (incorporated by reference to Registrant’s Registration Statement on Form S-1, Registration No. 333-42827).

4.1.1	Form of Certificate for the Preferred Stock (incorporated by reference to Registrant’s Report on Form 8-K filed December 7, 2007, File No. 001-13735).

4.1.2	Form of Depositary Receipt for the Depositary Shares (incorporated by reference to Registrant’s Report on Form 8-K filed December 7, 2007, File No. 001-13735).

4.2	Certain instruments defining the rights of the holders of long-term debt of the Company and certain of its subsidiaries, none of which authorize a total amount of indebtedness in excess of 10% of the total assets of the Company and its subsidiaries on a consolidated basis, have not been filed as Exhibits. The Company hereby agrees to furnish a copy of any of these agreements to the SEC upon request.

*10.1	Midwest Banc Holdings, Inc. Stock and Incentive Plan (incorporated by reference to Registrant’s Form 10-K for the year ended December 31, 2006, File No. 001-13735).

*10.4	Form of Transitional Employment Agreements (incorporated by reference to Registrant’s Registration Statement on Form S-1, Registration No. 333-42827).

10.5	Lease dated as of December 24, 1958, between Western National Bank of Cicero and Midwest Bank and Trust Company, as amended (incorporated by reference to Registrant’s Registration Statement on Form S-1, Registration No. 333-42827).

10.6	Britannica Centre Lease, dated as of May 1, 1994, between Chicago Title and Trust Company, as Trustee under Trust Agreement dated November 2, 1977 and known as Trust No. 1070932 and Midwest Bank and Trust Company (incorporated by reference to Registrant’s Registration Statement on Form S-1, Registration No. 333-42827).

10.7	Lease dated as of March 20, 1996 between Grove Lodge No. 824 Ancient Free and Accepted Masons and Midwest Bank of Hinsdale (incorporated by reference to Registrant’s Registration Statement on Form S-1, Registration No. 333-42827)

10.8	Office Lease, undated, between Grove Lodge No. 824 Ancient Free and Accepted Masons and Midwest Bank of Hinsdale (incorporated by reference to Registrant’s Registration Statement on Form S-1, Registration No. 333-42827).

*10.15	Form of 2008 Supplemental Executive Retirement Agreement.

*10.16	Form of Transitional Employment Agreement (Executive Officer Group) (incorporated by reference to Registrant’s Form 10-Q for the quarter ended September 30, 2001, File No. 001-13735).

*10.17	Form of Restricted Stock Award Agreement for Officers, Restricted Stock Grant Notice for Officers, Incentive and Nonqualified Stock Options Award Agreements, and Stock Option Grant Notice for Officers (incorporated by reference to Registrant’s Report on Form 8-K filed August 29, 2005, File No. 001-13735).

*10.19	Form of Restricted Stock Award Agreement for Non-employee Directors and Restricted Stock Grant Notice for Non-employee Directors (incorporated by reference to Registrant’s Report on Form 8-K filed October 28, 2005, File No. 001-13735).

10.21	Lease dated as of April 29, 1976, between Joseph C. and Grace Ann Sanfilippo and Fairfield Savings and Loan Association, as amended (incorporated by reference to Registrant’s Form 10-K for the year ended December 31, 2003, File No. 001-13735).

10.22	Lease dated as of August 28, 2002 between Glen Oak Plaza and Midwest Bank and Trust Company (incorporated by reference to Registrant’s Form 10-K for the year ended December 31, 2003, File No. 001-13735).

10.24	Loan Agreement as of April 4, 2007, between the Company and M&I Marshall & Ilsley Bank (incorporated by reference to Registrant’s Report on Form 8-K filed April 6, 2007, File No. 001-13735).

*10.25	Employment Agreement as of September 28, 2004 between the Company and the Chief Executive Officer (incorporated by reference to Registrant’s Form 10-Q for the quarter ended September 30, 2004, File No. 001-13735).

*10.27	Midwest Banc Holdings, Inc. Severance Policy Amended and Restated as of June 24, 2008.

10.29	Midwest Banc Holdings, Inc. Directors Deferred Compensation Plan (incorporated by reference to Registrant’s Report on Form 8-K filed December 16, 2005, File No. 001-13735).

*10.30	Amendment to Employment Agreement as of September 28, 2004 between the Company and the Chief Executive Officer (incorporated by reference to Registrant’s Report on Form 8-K filed March 24, 2006, File No. 001-13735).

*10.31	Amended and Restated Employment Agreement dated February 8, 2006 by and between Royal American Bank and Jay Fritz, assumed by the Company as of July 1, 2006 (incorporated by reference to Registrant’s Report on Form 8-K filed July 7, 2006, File No. 001-13735).

10.32	Lease dated April 1, 1993, by and between Royal American Bank and LaSalle National Trust, N.A., as amended, assumed by the Company as of July 1, 2006 (incorporated by reference to Registrant’s Form 10-Q for the quarter ended September 30, 2006, File No. 001-13735).

10.33	Lease dated April 19, 1993 by and between Royal American Bank and Hamilton Forsythe 1000 Tower Lane LLC, successor-in-interest to Bensenville Office Venture, as amended, assumed by the Company as of July 1, 2006 (incorporated by reference to Registrant’s Form 10-Q for the quarter ended September 30, 2006, File No. 001-13735).

10.34	Sublease dated January 31, 2006 by and between Royal American Bank and JPMorgan Chase Bank, National Association, assumed by the Company as of July 1, 2006 (incorporated by reference to Registrant’s Form 10-Q for the quarter ended September 30, 2006, File No. 001-13735).

10.35	Lease dated January 20, 2006 by and between Royal American Bank and MEG Associates Limited Partnership, assumed by the Company as of July 1, 2006 (incorporated by reference to Registrant’s Form 10-Q for the quarter ended September 30, 2006, File No. 001-13735).

10.36	Lease dated October 28, 1996 by and between Royal American Bank and Tiffany Pointe, Inc./Marquette Bank, as amended, assumed by the Company as of July 1, 2006 (incorporated by reference to Registrant’s Form 10-Q for the quarter ended September 30, 2006, File No. 001-13735).

10.37	Lease dated September 24, 1999, by and between Royal American Bank and Moats Office Properties, Inc., as amended, assumed by the Company as of July 1, 2006 (incorporated by reference to Registrant’s Form 10-Q for the quarter ended September 30, 2006, File No. 001-13735).

10.38	Lease dated July 14, 2006 by and between Midwest Bank and Trust Company and William C. Moran (incorporated by reference to Registrant’s Form 10-Q for the quarter ended September 30, 2006, File No. 001-13735).

10.43	Lease dated November 9, 2005 by and between Midwest Bank and Trust Company and Crossings Commercial, LLC (incorporated by reference to Registrant’s Form 10-Q for the quarter ended September 30, 2006, File No. 001-13735).

10.44	Lease dated August 17, 2005 by and between Royal American Bank and L.F.A.J.J. Partners, LLC, assumed by the Company as of July 1, 2006 (incorporated by reference to Registrant’s Form 10-Q for the quarter ended March 31, 2007, File No. 001-13735).

10.45	Loan Agreement dated as of September 28, 2007 and amendment of loan agreement dated April 4, 2007, between the Company and M&I Marshall & Ilsley Bank (incorporated by reference to Registrant’s Report on Form 8-K filed October 1, 2007, File No. 001-13735).

*10.46	Form of 2007 Transitional Employment Agreement (incorporated by reference to Registrant’s Report on Form 8-K filed October 1, 2007, File No. 001-13735).

*10.48	First Amendment to the Midwest Banc Holdings, Inc. Stock and Incentive Plan (incorporated by reference to Registrant’s Report on Form 8-K filed October 1, 2007, File No. 001-13735).

10.49	Lease dated December 27, 2007 by and between Midwest Bank and Trust Company and George Garner and Barbara Garner (incorporated by reference to Registrant’s Form 10-K for the year ended December 31, 2007, File No. 001-13735).

*10.50	Mutual Agreement RE Severance and Retirement dated January 14, 2008 between the Company and John Eilering (incorporated by reference to Registrant’s Form 10-K for the year ended December 31, 2007, File No. 001-13735).

*10.51	Second amendment to Employment Agreement as of September 28, 2004 between the Company and the Chief Executive Officer (incorporated by reference to Registrant’s Form 10-Q for the quarter ended March 31, 2008, File No. 001-13735).

*10.52	Second amendment to the Amended and Restated Employment Agreement dated February 8, 2006 by and between Royal American Bank and Jay Fritz, assumed by the Company as of July 1, 2006 (incorporated by reference to Registrant’s Form 10-Q for the quarter ended March 31, 2008, File No. 001-13735).

10.53	Agreement of Purchase and Sale as of March 10, 2008 between the Company and PGG, LLC (incorporated by reference to Registrant’s Form 10-Q for the quarter ended March 31, 2008, File No. 001-13735).

10.54	First Amendment to Real Estate Purchase Agreement as of March 26, 2008 between the Company and PGG, LLC (incorporated by reference to Registrant’s Form 10-Q for the quarter ended March 31, 2008, File No. 001-13735).

10.55	Post-closing Occupancy Agreement as of March 28, 2008 between the Company and NMD Investments, LLC (incorporated by reference to Registrant’s Form 10-Q for the quarter ended March 31, 2008, File No. 001-13735).

10.56	Amendment to Loan Agreement dated as of September 28, 2007 and Loan Agreement dated March 31, 2008, between the Company and M&I Marshall & Ilsley Bank (incorporated by reference to Registrant’s Form 10-Q for the quarter ended March 31, 2008, File No. 001-13735).

10.57	Second Amendment of Loan Agreement dated April 4, 2007, between the Company and M&I Marshall & Ilsley Bank (incorporated by reference to Registrant’s Form 10-Q for the quarter ended March 31, 2008, File No. 001-13735).

*10.58	Midwest Banc Holdings, Inc. Management Incentive Plan (incorporated by reference to Registrant’s Form 10-Q for the quarter ended March 31, 2008, File No. 001-13735).

*10.59	Midwest Banc Holdings, Inc. Employee Stock Purchase Plan (incorporated by reference to Registrant’s Proxy Statement filed April 7, 2008, File No. 001-13735).

31.1	Rule 13a-14(a) Certification of Principal Executive Officer.

31.2	Rule 13a-14(a) Certification of Principal Financial Officer.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, from the Company’s Chief Executive Officer and Chief Accounting Officer.

*	Indicates management contracts or compensatory plans or arrangements required to be filed as an exhibit.