Form 10-Q
period 2008-09-30
MIDWEST BANC HOLDINGS INC
filed 2008-11-10
CIK 1051379

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2008
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

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
          Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
          Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 10, 2008
Common, par value $0.01	27,858,752

MIDWEST BANC HOLDINGS, INC.
Form 10-Q
 i

MIDWEST BANC HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS (Unaudited)
(In thousands, except for share data)

	September 30,	December 31,
	2008	2007
ASSETS
Cash	$111,769	$70,111
Federal funds sold and other short-term investments	1,674	14,388

Total cash and cash equivalents	113,443	84,499
Securities available-for-sale (securities pledged to creditors: $312,373 at September 30, 2008 and $295,710 at December 31, 2007)	618,215	710,881
Securities held-to-maturity (fair value: $30,121 at September 30, 2008 and $36,912 at December 31, 2007)	30,817	37,601

Total securities	649,032	748,482
Federal Reserve Bank and Federal Home Loan Bank stock, at cost	31,698	29,264
Loans	2,494,225	2,474,327
Allowance for loan losses	(39,428)	(26,748)

Net loans	2,454,797	2,447,579
Cash surrender value of life insurance	83,800	81,166
Premises and equipment, net	38,216	41,821
Foreclosed properties	8,025	2,220
Core deposit and other intangibles, net	15,274	17,044
Goodwill	78,862	160,407
Other assets	110,230	80,300

Total assets	$3,583,377	$3,692,782

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Deposits
Noninterest-bearing	$334,545	$321,317
Interest-bearing	2,178,459	2,136,831

Total deposits	2,513,004	2,458,148
Federal funds purchased and FRB discount window advances	—	81,000
Revolving note payable	20,600	2,500
Securities sold under agreements to repurchase	297,650	283,400
Advances from the Federal Home Loan Bank	380,000	323,439
Junior subordinated debentures	60,774	60,724
Subordinated debt	15,000	—
Term note payable	55,000	70,000
Due to broker	438	1,539
Other liabilities	33,674	36,868

Total liabilities	3,376,140	3,317,618

Commitments and contingencies (see note 8)

Stockholders’ Equity
Preferred stock, $0.01 par value, $2,500 liquidation preference, 1,000,000 shares authorized; 17,250 shares issued and outstanding at September 30, 2008 and December 31, 2007	—	—
Common stock, $0.01 par value, 64,000,000 shares authorized; 29,502,788 shares issued and 27,858,752 outstanding at September 30, 2008 and 29,275,687 shares issued and 27,803,794 outstanding at December 31, 2007	295	293
Additional paid-in capital	303,221	300,762
Retained earnings	(69,850)	102,762
Accumulated other comprehensive loss	(11,693)	(13,917)
Treasury stock, at cost (shares at 1,644,036 September 30, 2008 and 1,471,893 shares at December 31, 2007)	(14,736)	(14,736)

Total stockholders’ equity	207,237	375,164

Total liabilities and stockholders’ equity	$3,583,377	$3,692,782

See accompanying notes to unaudited consolidated financial statements.

MIDWEST BANC HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
(In thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Interest Income
Loans	$37,364	$37,566	$115,562	$110,447
Loans held for sale	—	11	—	89
Securities
Taxable	7,739	8,609	25,776	24,901
Exempt from federal income taxes	574	462	1,765	1,624
Trading securities	—	2	—	2
Dividends from Federal Reserve and Federal Home Loan Bank stock	184	227	551	681
Federal funds sold and other short-term investments	27	297	273	688

Total interest income	45,888	47,174	143,927	138,432
Interest Expense
Deposits	15,301	18,634	50,501	55,115
Federal funds purchased and FRB discount window advances	563	64	2,050	1,156
Revolving note payable	96	18	270	18
Securities sold under agreements to repurchase	3,338	3,137	9,998	7,859
Advances from the Federal Home Loan Bank	2,779	3,640	8,698	10,958
Junior subordinated debentures	864	1,334	2,785	3,950
Subordinated debt	229	—	464	—
Term note payable	565	—	2,027	—

Total interest expense	23,735	26,827	76,793	79,056

Net interest income	22,153	20,347	67,134	59,376
Provision for loan losses	41,950	1,800	51,765	3,481

Net interest income after provision for loan losses	(19,797)	18,547	15,369	55,895
Noninterest Income
Service charges on deposit accounts	1,918	1,535	5,834	4,744
Net (losses) gains on securities transactions	(16,652)	6	(16,596)	23
Impairment loss on securities	(47,801)	—	(65,387)	—
(Losses) gains on sales of loans	(75)	41	(75)	441
Insurance and brokerage commissions	448	685	1,691	1,799
Trust	451	453	1,382	1,349
Increase in cash surrender value of life insurance	911	736	2,634	2,192
Gain on sale of property	—	—	15,196	—
Other	288	244	993	768

Total noninterest income (loss)	(60,512)	3,700	(54,328)	11,316
Noninterest Expense
Salaries and employee benefits	12,515	9,740	36,570	30,550
Occupancy and equipment	3,211	2,362	9,203	6,741
Professional services	2,016	1,297	5,350	3,612
Loss on early extinguishment of debt	—	—	7,121	—
Marketing	575	538	1,864	1,696
Foreclosed properties	24	4	266	36
Amortization of intangible assets	590	351	1,771	1,099
Merger related	77	—	271	(21)
Goodwill impairment	80,000	—	80,000	—
Other	4,288	1,953	9,857	6,257

Total noninterest expense	103,296	16,245	152,273	49,970

Income (loss) before income taxes	(183,605)	6,002	(191,232)	17,241
Provision (benefit) for income taxes	(23,891)	1,166	(28,530)	2,886

Net income (loss)	(159,714)	4,836	(162,702)	14,355
Preferred stock dividends	835	—	2,506	—

Net income (loss) available to common stockholders	$(160,549)	$4,836	$(165,208)	$14,355

Basic earnings per share	$(5.76)	$0.20	$(5.93)	$0.58

Diluted earnings per share	$(5.76)	$0.20	$(5.93)	$0.58

Cash dividends declared per common share	$—	$0.13	$0.26	$0.39

See accompanying notes to unaudited consolidated financial statements.

MIDWEST BANC HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (Unaudited)
For the Nine Months Ended September 30, 2008 and 2007
(In thousands, except share and per share data)

					Accumulated
			Additional		Other		Total
	Preferred	Common	Paid in	Retained	Comprehensive	Treasury	Stockholders’
	Stock	Stock	Capital	Earnings	Loss	Stock	Equity
Balance, December 31, 2006	$—	$255	$200,797	$97,807	$(6,273)	$(5,344)	$287,242

Cash dividends declared ($0.39 per share) on common stock	—	—	—	(9,746)	—	—	(9,746)
Issuance of common stock upon exercise of 27,443 stock options, net of tax benefit	—	—	321	—	—	—	321
Purchase of 321,500 shares of treasury stock	—	—	—	—	—	(4,963)	(4,963)
Stock-based compensation	—	—	2,325	—	—	—	2,325
Comprehensive income
Net income	—	—	—	14,355	—	—	14,355
Net decrease in fair value of securities classified as available- for-sale, net of income taxes and reclassification adjustments	—	—	—	—	(4,301)	—	(4,301)

Total comprehensive income							10,054

Balance, September 30, 2007	$—	$255	$203,443	$102,416	$(10,574)	$(10,307)	$285,233

Balance, December 31, 2007	$—	$293	$300,762	$102,762	$(13,917)	$(14,736)	$375,164

Cash dividends declared ($145.3125 per share) on preferred stock	—	—	—	(2,506)	—	—	(2,506)
Cash dividends declared ($0.26 per share) on common stock	—	—	—	(7,404)	—	—	(7,404)
Issuance of common stock upon exercise of 16,500 stock options, net of tax benefit	—	—	178	—	—	—	178
Issuance of shares restricted stock	—	2	(2)	—	—	—	—
Stock-based compensation	—	—	2,283	—	—	—	2,283
Comprehensive income
Net loss	—	—	—	(162,702)	—	—	(162,702)
Prior service cost resulting from the application of SFAS No. 87, net of income taxes	—	—	—	—	(449)	—	(449)
Net increase in fair value of securities classified as available- for-sale, net of income taxes and reclassification adjustments	—	—	—	—	2,673	—	2,673

Total comprehensive income							(160,478)

Balance, September 30, 2008	$—	$295	$303,221	$(69,850)	$(11,693)	$(14,736)	$207,237

See accompanying notes to unaudited consolidated financial statements.

MIDWEST BANC HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
For the Nine Months Ended September 30, 2008 and 2007
(In thousands)

	2008	2007
Cash flows from operating activities
Net (loss) income	$(162,702)	$14,355
Adjustments to reconcile net (loss) income to net cash provided by operating activities
Depreciation	3,107	2,332
Provision for loan losses	51,765	3,481
Amortization of core deposit and other intangibles	630	920
Goodwill impairment charge	80,000	—
Amortization of premiums and discounts on securities, net	431	643
Realized loss (gain) on sale of securities, net	16,596	(23)
Impairment loss on securities	65,387	—
Net loss (gain) on sales of loans	75	(441)
Originations of loans held for sale	—	(40,800)
Proceeds from sales of loans held for sale	—	43,913
Gain on sale of property	(15,196)	—
Loss on early extinguishment of debt	7,121	—
Increase in cash surrender value of life insurance	(2,634)	(2,192)
Deferred income taxes	(14,259)	4,918
Loss on disposition of foreclosed properties, net	222	12
Amortization of deferred stock based compensation	2,283	2,267
Change in other assets	(16,774)	(5,477)
Change in other liabilities	(436)	(9,035)

Net cash provided by operating activities	15,616	14,873

Cash flows from investing activities
Sales of securities available-for-sale	108,770	97,571
Sales of securities held-to-maturity	4,443	—
Redemption of Federal Home Loan Bank stock	1,000	—
Maturities of securities available-for-sale	107,585	20,592
Principal payments on securities available-for-sale	42,496	56,019
Principal payments on securities held-to-maturity	2,430	4,816
Purchases of securities available-for-sale	(244,043)	(252,572)
Purchases of Federal Reserve Bank and Federal Home Loan Bank stock	(4,535)	—
Loan originations and principal collections, net	(68,969)	(55,807)
Purchase of mortgage loans	—	(5,776)
Sale of mortgage loans	5,789	—
Proceeds from sale of property	18,259	—
Proceeds from disposition of foreclosed properties	244	225
Additions to property and equipment	(2,694)	(2,840)

Net cash used in investing activities	(29,225)	(137,772)

Cash flows from financing activities
Net increase in deposits	55,185	36,488
Proceeds from borrowings	234,600	102,500
Repayments on borrowings	(167,075)	(100,000)
Preferred cash dividends paid	(2,506)	—
Common cash dividends paid	(11,076)	(9,774)
Change in federal funds purchased, FRB discount window advances, and securities sold under agreements to repurchase	(66,750)	62,039
Repurchase of common stock	—	(4,963)
Proceeds from issuance of common under stock and incentive plan	175	281

Net cash provided by financing activities	42,553	86,571

Increase (decrease) in cash and cash equivalents	28,944	(36,328)

Cash and cash equivalents at beginning of period	84,499	100,532

Cash and cash equivalents at end of period	$113,443	$64,204

Supplemental disclosures
Cash paid during period for:
Interest	$78,685	$75,730
Income taxes, net	2,700	6,219
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
          The results of operations for the nine months ended September 30, 2008 are not necessarily indicative of the results expected for the full year ending December 31, 2008.
NOTE 2 – NEW ACCOUNTING PRONOUNCEMENTS
          The Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements,” on January 1, 2008, which defines fair value, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements. SFAS No. 157 applies to other accounting pronouncements that require or permit fair value measurements where the Financial Accounting Standards Board (“FASB”) had previously concluded in those pronouncements that fair value is the relevant measurement attribute. Accordingly, SFAS No. 157 does not require any new financial assets or liabilities to be measured at fair value. In February 2008, FASB issued FASB Staff Position (“FSP”) No. FAS 157-2, “Effective Date of FASB Statement No. 157.” This FSP delays the effective dates of SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value on a recurring basis (at least annually) to fiscal years beginning after November 15, 2008. In October 2008, the FASB issued Staff Position 157-3, “Determining the Fair Value of a Financial Asset in a Market That Is Not Active” (“FSP No. 157-3”), which clarifies the application of SFAS No. 157 in an inactive market and provides an illustrative example to demonstrate how the fair value of a financial asset is to be determined when the market for that financial asset is not active. FSP No. SFAS 157-3 became effective for the Company’s interim financial statements as of September 30, 2008 and did not significantly impact the methods by which the Company determines the fair values of its financial assets. The adoption of SFAS No. 157 did not have a material effect on the Company’s results of operations or consolidated financial position. See Note 9 – Fair Value for more information.
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

MIDWEST BANC HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
          In June 2008, the FASB ratified the consensus reached by the Emerging Issues Task Force (“EITF”) on Issue No. 07-5, “Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock” (“EITF No. 07-5”). EITF No. 07-5 provides guidance for determining whether an equity-linked financial instrument (or embedded feature) is indexed to an entity’s own stock. EITF No. 07-5 applies to any freestanding financial instrument or embedded feature that has all of the characteristics of a derivative or freestanding instrument that is potentially settled in an entity’s own stock (with the exception of share-based payment awards within the scope of SFAS 123(R)). To meet the definition of “indexed to own stock,” an instrument’s contingent exercise provisions must not be based on (a) an observable market, other than the market for the issuer’s stock (if applicable), or (b) an observable index, other than an index calculated or measured solely by reference to the issuer’s own operations, and the variables that could affect the settlement amount must be inputs to the fair value of a “fixed-for-fixed” forward or option on equity shares. EITF No. 07-5 is effective for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The Company is currently evaluating the potential impact of adopting EITF No. 07-5.
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
          The following are the unaudited pro forma consolidated results of operations of the Company for the three and nine months ended September 30, 2007 as though Northwest Suburban had been acquired as of January 1, 2007.

	Three months ended	Nine months ended
	September 30,	September 30,
	2007	2007
Net interest income	$25,362	$74,235
Net income	555	13,115
Basic earnings per share	0.02	0.46
Diluted earnings per share	0.02	0.46
          Included in the pro forma results of operations for the three and nine months ended September 30, 2007 were merger costs of $5.1 million.

MIDWEST BANC HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
NOTE 4 – SECURITIES
          The following tables set forth the composition of the Company’s securities portfolio by major category as of September 30, 2008 and December 31, 2007.

	September 30, 2008
	Held-to-Maturity		Available-for-Sale		Total
							% of
	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized
	Cost	Value	Cost	Value	Cost	Value	Cost
	(Dollars in thousands)
Obligations of the U.S. Treasury and of U.S. government-sponsored entities	$—	$—	$267,101	$264,762	$267,101	$264,762	40.0%
Obligations of states and political subdivisions	1,252	1,237	57,475	55,375	58,727	56,612	8.8
Mortgage-backed securities	29,565	28,884	289,983	286,283	319,548	315,167	47.9
Equity securities (1)	—	—	2,749	2,749	2,749	2,749	0.4
Other bonds	—	—	19,214	9,046	19,214	9,046	2.9

Total	$30,817	$30,121	$636,522	$618,215	$667,339	$648,336	100.0%

	December 31, 2007
	Held-to-Maturity		Available-for-Sale		Total
							% of
	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized
	Cost	Value	Cost	Value	Cost	Value	Cost
	(Dollars in thousands)
Obligation of the U.S. Treasury and of U.S. government-sponsored entities	$—	$—	$181,983	$183,613	$181,983	$183,613	23.6%
Obligations of states and political subdivisions	1,254	1,268	60,985	61,400	62,239	62,668	8.1
Mortgage-backed securities	36,347	35,644	383,633	379,040	419,980	414,684	54.4
Equity securities	—	—	85,139	65,979	85,139	65,979	11.0
Other bonds	—	—	22,095	20,849	22,095	20,849	2.9

Total	$37,601	$36,912	$733,835	$710,881	$771,436	$747,793	100.0%

(1)	The Company recognized a $47.8 million impairment charge in the quarter ended September 30, 2008 bringing the amortized cost and fair value to $2.7 million.

MIDWEST BANC HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
          The following is a summary of the fair value of securities held-to-maturity and available-for-sale with unrealized losses and an aging of those unrealized losses:

	September 30, 2008
	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(In thousands)
Securities available-for-sale:
Obligations of U.S. Treasury and of U.S. government- sponsored entities (1)	$162,456	$(2,603)	$—	$—	$162,456	$(2,603)
Obligations of states and political subdivisions	46,721	(2,151)	—	—	46,721	(2,151)
Mortgage-backed securities:
U.S. government-sponsored entities (1)	229,582	(3,239)	15,651	(559)	245,233	(3,798)
Corporate and other debt securities	2,985	(1,049)	6,061	(9,119)	9,046	(10,168)

Total available-for-sale	441,744	(9,042)	21,712	(9,678)	463,456	(18,720)

Securities held-to-maturity:
Obligations of states and political subdivisions	986	(16)	—	—	986	(16)
Mortgage-backed securities:
U.S. government agencies (2)	7,363	(81)	—	—	7,363	(81)
U.S. government-sponsored entities (1)	1,219	(13)	20,302	(586)	21,521	(599)

Total held-to-maturity	9,568	(110)	20,302	(586)	29,870	(696)

Total temporarily impaired securities	$451,312	$(9,152)	$42,014	$(10,264)	$493,326	$(19,416)

(1)	Includes obligations of the Federal Home Loan Mortgage Corporation (FHLMC) and Federal National Mortgage Association (FNMA).

(2)	Includes obligations of the Government National Mortgage Association (GNMA).
          Management does not believe any individual unrealized loss as of September 30, 2008, identified in the preceding table, represents other-than-temporary impairment. These unrealized losses are primarily attributable to the current credit environment and turmoil in the market for securities related to the housing industry. The Company has both the intent and ability to hold each of the securities shown in the table for the time necessary to recover its amortized cost. The unrealized loss on available-for-sale securities is included, net of tax, in other comprehensive income.
•	The unrealized loss for U.S. government-sponsored entities’ mortgage-backed securities relate primarily to debt securities issued by FNMA and FHLMC and are rated AAA by Moody’s and S&P as of September 30, 2008; each security has a stated maturity date. FNMA is rated Aa3, AA- and A+ by Moody’s, S&P and Fitch, respectively. FHLMC is rated Aa3 and AA- by Moody’s and Fitch, respectively. These mortgage-backed securities are notes with a weighted average maturity of approximately 19 years and a weighted average interest rate of 4.78%.
•	The unrealized losses on corporate and other debt securities relate to securities which were rated A- or better by either Moody’s or S&P as of September 30, 2008. These debt securities have a weighted average maturity of approximately 24 years and a weighted average interest rate of 5.13%.

MIDWEST BANC HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
          The Company recognized an other-than-temporary impairment charge of $17.6 million at March 31, 2008 on certain FNMA and FHLMC preferred equity securities with a cost basis of $85.1 million. In September 2008, the Company sold $16.9 million of the remaining $67.5 million recognizing a $16.7 million loss. The Company recognized an additional other-than-temporary impairment charge of $47.8 million at September 30, 2008 on the remaining securities and thereby reduced the amortized cost to their fair value of $2.7 million. Management believes this impairment was primarily attributable to economic conditions at that time, FNMA and FHLMC being placed into the Federal Housing Finance Agency’s conservatorship, and the discontinued dividend payments. Since recovery did not appear likely in the near future, the Company recognized the impairment losses.
NOTE 5 – LOANS
          Major classifications of loans (source of repayment basis) are summarized as follows:

	September 30,		December 31,
	2008		2007 (1)
		% of Gross		% of Gross
	Amount	Loans	Amount	Loans
		(Dollars in thousands)
Commercial	$1,102,016	44.2%	$1,079,631	43.6%
Construction	396,576	15.9	464,583	18.8
Commercial real estate	691,961	27.7	627,928	25.4
Home equity	169,905	6.8	142,158	5.8
Other consumer	8,062	0.3	10,689	0.4
Residential mortgage	126,079	5.1	149,703	6.0

Total loans, gross	2,494,599	100.0%	2,474,692	100.0%

Net deferred fees	(374)		(365)

Total loans, net	$2,494,225		$2,474,327

(1)	Amounts have been reclassified to conform to current period presentation.
          Statement of Position 03-3, “Accounting for Certain Loans or Debt Securities Acquired in a Transfer” (“SOP 03-3”) addresses accounting for differences between contractual cash flows and cash flows expected to be collected from an investor’s initial investment in loans or debt securities acquired in a transfer if those differences are attributable, at least in part, to credit quality. It includes loans acquired in purchase business combinations and applies to all nongovernmental entities. SOP 03-3 does not apply to loans originated by the Company. The Company’s assessment of loans acquired in the acquisition of Northwest Suburban as of October 1, 2007 identified $5.9 million in acquired loans to which the application of the provisions of SOP 03-3 was required. As a result of the application of SOP 03-3, the Company recorded purchase accounting adjustments reflecting a reduction in loans of $2.0 million related to acquired impaired loans, thus reducing the carrying value of these loans to $3.9 million as of December 31, 2007. The carrying value of these loans was $940,000 as of September 30, 2008, and there continues to be no allowance for loan losses regarding these loans. The Company does not consider prepayments in the determination of contractual or expected cash flows.

MIDWEST BANC HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
          The following is the carrying value by source of repayment category for loans subject to SOP 03-3:

	September 30,	December 31,
	2008	2007
	(In thousands)
Commercial	$690	$726
Construction	1	211
Commercial real estate	—	2,736
Residential mortgage	249	260

Total carrying value	$940	$3,933

          The following is a summary of changes in the accretable yield for the nine months ended September 30, 2008:

(In thousands)
Balance at beginning of period	$249
Accretion	(206)

Balance at end of period	$43

          The full contractual payment was received on a loan accounted for under SOP 03-3, and goodwill was reduced in second quarter of 2008 by the remaining fair value adjustment of that loan.
NOTE 6 – ALLOWANCE FOR LOAN LOSSES
Following is a summary of activity in the allowance for loan losses:

	Nine Months Ended
	September 30,
	2008	2007
	(In thousands)
Balance at beginning of period	$26,748	$23,229
Provision charged to operations	51,765	3,481

Loans charged off	(40,472)	(3,183)
Recoveries	1,387	1,352

Net loans (charged off) recoveries	(39,085)	(1,831)

Balance at end of period	$39,428	$24,879

          A portion of the allowance for loan losses is allocated to impaired loans. Information with respect to impaired loans and the amount of the allowance for loan losses allocated thereto is as follows:

Nine Months Ended
September 30,
2008
(In thousands)
Impaired loans for which no allowance for loan losses is allocated	$16,897
Impaired loans with an allocation of the allowance for loan losses	47,507

Total impaired loans	$64,404

Allowance for loan losses allocated to impaired loans	$5,405

Average impaired loans	$55,081
Interest income recognized on impaired loans on a cash basis	703

MIDWEST BANC HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
NOTE 7 – GOODWILL AND INTANGIBLES
          The following table presents the carrying amount and accumulated amortization of intangible assets (in thousands):

	September 30, 2008			December 31, 2007
	Gross Carrying	Accumulated	Net Carrying	Gross Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount
Amortized intangible assets:
Core deposit and other intangibles	$21,091	$(5,817)	$15,274	$21,091	$(4,047)	$17,044
          The amortization of intangible assets was $1.8 million for the nine months ended September 30, 2008. At September 30, 2008, the projected amortization of intangible assets is $2.4 million, $2.3 million, $2.2 million, $1.9 million, $1.8 million for the years ending December 31, 2008, 2009, 2010, 2011, 2012, respectively, and $6.4 million in total for the subsequent years. The remaining weighted average amortization period for the core deposit intangibles is approximately eight years as of September 30, 2008.
          The following table presents the changes in the carrying amount of goodwill and other intangibles during the nine months ended September 30, 2008 (in thousands):

		Core Deposit
		and Other
	Goodwill	Intangibles
Balance at beginning of period	$160,407	$17,044
Impairment	(80,000)	—
Amortization	—	(1,770)
Purchase price adjustments	(1,545)	—

Balance at end of period	$78,862	$15,274

          Goodwill is not amortized but assessed at least annually for impairment, and any impairment recognized in the period it is identified. As of September 30, 2008, based upon the guidelines contained in SFAS No. 142, “Goodwill and Other Intangible Assets,” it was determined that the fair value of the Company’s assets and liabilities was lower than amounts recorded in the Company’s financial statements. Accordingly, the Company recognized a goodwill impairment charge of $80.0 million. Management believes this impairment was primarily attributable to the weakened economic conditions at that time as well as lower market valuations for banking institutions. The method for estimating the value of the Company included a weighted average of the discounted cash flows method, the guideline company method, and the guideline transaction method. The Company cannot assure that it will not be required to take goodwill impairment charges in the future. Goodwill was reduced in the second quarter of 2008 by the remaining fair value adjustment of a loan accounted for under SOP 03-3 for which full contractual payment was received. Goodwill was also adjusted in the third quarter of 2008 for the final purchase price allocation for the Northwest Suburban acquisition.

MIDWEST BANC HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
NOTE 8 – OFF-BALANCE-SHEET RISK
          The Company is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet financing needs of customers. Since many commitments to extend credit expire without being used, the amounts below do not necessarily represent future cash commitments. These financial instruments include lines of credit, letters of credit, and commitments to extend credit. These are summarized as follows under the “collateral-based” classification as of September 30, 2008:

	Amount of Commitment Expiration Per Period
	Within			After
	1 Year	1-3 Years	4-5 Years	5 Years	Total
	(In thousands)
Lines of Credit:
Commercial real estate	$133,144	$16,285	$5,244	$—	$154,673
Home equity	28,031	26,936	36,124	51,919	143,010
Consumer	—	—	—	1,976	1,976
Commercial	246,389	10,185	2,263	3,096	261,933
Letters of credit	42,404	16,284	3,755	—	62,443
Commitments to extend credit	97,049	—	—	—	97,049

Total commitments	$547,017	$69,690	$47,386	$56,991	$721,084

          At September 30, 2008, commitments to extend credit included $29.5 million of fixed rate loan commitments. These commitments are due to expire within 30 to 90 days of issuance and have loan rates ranging from 5.25% to 7.75%. Substantially all of the unused lines of credit are at adjustable rates of interest.
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
NOTE 9 – FAIR VALUE
          The Company adopted SFAS No. 157, “Fair Value Measurement,” on January 1, 2008. SFAS No. 157 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. SFAS No. 157 also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair value:
•	Level 1: Quoted prices (unadjusted) for identical assets or liabilities in active markets that the entity has the ability to access as of the measurement date.

•	Level 2: Significant other observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities, quoted prices in markets that are not active, and other inputs that are observable or can be corroborated by observable market data.

•	Level 3: Significant unobservable inputs that reflect a company’s own assumptions about the assumptions that market participants would use in pricing an asset or liability.

MIDWEST BANC HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
          The Company’s available-for-sale investment securities are the only financial assets that are measured at fair value on a recurring basis; it does not hold any financial liabilities that are measured at fair value on a recurring basis. The fair values of available-for-sale securities are determined by obtaining either quoted prices on nationally recognized securities exchanges or matrix pricing, which is a mathematical technique used widely in the industry to value debt securities without relying exclusively on quoted prices for the specific securities but rather by relying on these securities’ relationship to other benchmark quoted securities. If quoted prices or matrix pricing are not available, the fair value is determined by an adjusted price for similar securities including unobservable inputs. The fair values of the available-for-sale securities were measured at September 30, 2008 using the following:

	Total	Quoted Prices or	Significant	Significant
	Fair Value	Identical Assets in	Other Observable	Unobservable
	at September 30,	Active Markets	Inputs	Inputs
	2008	(Level 1)	(Level 2)	(Level 3)
(In thousands)
Assets:
Available-for-sale securities	$618,215	$2,749	$612,616	$2,850
          The following is a summary of changes in the fair value of the available-for-sale securities that were measured using significant unobservable inputs for the three and nine months ended September 30, 2008:

	Three Months	Nine Months
	Ended	Ended
	September 30,	September 30,
	2008	2008
	(In thousands)
Beginning balance	$9,286	$10,479
Total gains or losses (realized/unrealized):
Included in earnings	—	—
Included in other comprehensive income	(6,436)	(7,629)

Ending balance	$2,850	$2,850

MIDWEST BANC HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
          The Company’s impaired loans that are measured using the fair value of the underlying collateral are measured on a non-recurring basis. Once a loan is identified as individually impaired, management measures impairment in accordance with SFAS No. 114, “Accounting by Creditors for Impairment of a Loan,” (“SFAS 114”). At September 30, 2008, $45.1 million of the total impaired loans were evaluated based on the fair value of the collateral. The fair value of the collateral is determined by obtaining an observable market price or by obtaining an appraised value with management applying selling and other discounts to the underlying collateral value. If an appraised value is not available, the fair value of the impaired loan is determined by an adjusted appraised value including unobservable cash flows.
          At September 30, 2008, the fair values of the impaired loans based on the fair value of the collateral were measured using the following:

		Quoted Prices or	Significant	Significant
		Identical Assets in	Other Observable	Unobservable
	September 30,	Active Markets	Inputs	Inputs
	2008	(Level 1)	(Level 2)	(Level 3)
(In thousands)
Assets:
Impaired loans	$40,177	$—	$—	$40,177
Loans which are measured for impairment using the fair value of collateral for collateral dependent loans, had a gross carrying amount of $45.1 million, with an associated valuation allowance of $4.9 million for a fair value of $40.2 million at September 30, 2008. The provision for loan losses for the nine months ended September 30, 2008, included $27.7 million of specific allowance allocations for impaired loans.
NOTE 10 – STOCK COMPENSATION AND RESTRICTED STOCK AWARDS
          Under the Company’s Stock and Incentive Plan (the “Plan”), officers, directors, and key employees may be granted incentive stock options to purchase the Company’s common stock at no less than 100% of the market price on the date the option is granted. Options can be granted to become exercisable immediately or in installments of 25% a year on each of the first through the fourth anniversaries of the grant date or may be issued subject to performance targets. In all cases, the options have a maximum term of ten years. The Plan also permits the issuance of nonqualified stock options, stock appreciation rights, restricted stock, and restricted stock units. The Plan authorizes a total of 3,900,000 shares for issuance. There are 1,838,358 shares remaining for issuance under the Plan at September 30, 2008. It is the Company’s policy to issue new shares of its common stock in conjunction with the exercise of stock options or grants of restricted stock.
          During the first nine months of 2008, 16,500 employee stock options were exercised. Total employee stock options outstanding at September 30, 2008 were 421,322 with exercise prices ranging between $8.83 and $22.03, with a weighted average exercise price of $14.10, and expiration dates between 2009 and 2015. No stock options have been granted since 2005.

MIDWEST BANC HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
          Information about option grants follows:

		Weighted Average	Weighted Average
	Number of	Exercise Price	Grant- Date Fair
	Options	Per Share	Value Per Share
Outstanding at December 31, 2007	479,152	$14.03	$4.63
Granted	—	—	—
Exercised	(16,500)	10.61	3.01
Forfeited	(41,330)	14.74	4.40

Outstanding at September 30, 2008	421,322	14.10	4.71

          The Company adopted SFAS No. 123(R), “Share-Based Payment,” in the first quarter of 2006 using the modified prospective application. Employee compensation expense for stock options previously granted was recorded in the consolidated income statement based on the grant’s vesting schedule. Forfeitures of stock option grants are estimated for those stock options where the requisite service is not expected to be rendered. The grant-date fair value for each grant was calculated using the Black-Scholes option pricing model. Employee compensation expense related to stock options was $5,000 and $16,000, for the three and nine months ended September 30, 2008 and 2007, respectively. The total compensation cost related to nonvested stock options not yet recognized was $38,000 at September 30, 2008 and the weighted average period over which this cost is expected to be recognized is 21 months.
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
          For the three and nine months ended September 30, 2008, the Company recognized $688,000 and $2.3 million, respectively, in compensation expense related to the restricted stock grants compared to $747,000 and $2.3 million for the three and nine months ended September 30, 2007, respectively. The total compensation cost related to nonvested restricted shares not yet recognized was $5.9 million at September 30, 2008 and the weighted average period over which this cost is expected to be recognized is 37 months.
          Information about restricted shares outstanding and activity follows:

	Number of	Weighted Average
	Restricted	Grant-Date Fair Value
	Shares	Per Share
Outstanding at December 31, 2007	448,394	$20.87
Granted	248,324	10.42
Vested	(38,458)	17.73
Forfeited	(42,623)	18.45

Outstanding at September 30, 2008	615,637	17.02

MIDWEST BANC HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
NOTE 11 – SUPPLEMENTAL EXECUTIVE RETIREMENT PLAN
          The Company and various members of senior management have entered into a Supplemental Executive Retirement Plan (“SERP”). The SERP is an unfunded plan that provides for guaranteed payments, based on a percentage of the individual’s final salary, for 15 years after age 65. The benefit amount is reduced if the individual retires prior to age 65.
          Effective April 1, 2008, the SERP agreements with employees constituted a pension plan under SFAS No. 87, “Employers’ Accounting for Pensions.” The objective of SFAS No. 87 is to recognize the compensation cost of pension benefits (including prior service cost) over that employee’s approximate service period. Included in salaries and benefits expense in the statements of income was $310,000 and $1.3 million of expense related to the SERP for the three and nine months ended September 30, 2008, respectively, compared to $286,000 and $858,000, for the three and nine months ended September 30, 2007, respectively. The benefit obligation was $5.5 million and $3.5 million as of September 30, 2008 and December 31, 2007, respectively.
          The following is a summary of changes in the benefit obligation for the nine months ended September 30, 2008:

September 30,
2008
(In thousands)
Beginning balance	$3,477
Service cost	407
Interest cost	150
Prior service cost	776
Distributions	(5)
Pre-application of SFAS No. 87 expense	742

Ending balance	$5,547

          The Company recognized a $477,000 reduction associated with the prior service in accumulated other comprehensive income as of April 1, 2008. The prior service cost amortization expense for the six months ended September 30, 2008 was $27,000, net of tax.

MIDWEST BANC HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
NOTE 12 – INCOME TAXES
          The difference between the provision for income taxes in the consolidated financial statements and amounts computed by applying the current federal statutory income tax rate of 35% to income before income taxes is reconciled as follows:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2008		2007		2008		2007
	(In thousands)
Income taxes computed at the statutory rate	$(64,262)	35.0%	$2,101	35.0%	$(66,931)	35.0%	$6,034	35.0%
Tax-exempt interest income on securities and loans	(213)	0.1	(166)	(2.8)	(617)	0.3	(550)	(3.2)
General business credits	(168)	0.1	(289)	(4.8)	(445)	0.2	(509)	(3.0)
State income taxes, net of federal tax benefit due to state operating loss	(2,137)	1.2	(323)	(5.4)	(2,898)	1.5	(840)	(4.9)
Life insurance cash surrender value increase, net of premiums	(319)	0.2	(258)	(4.3)	(922)	0.5	(767)	(4.4)
Dividends received deduction	(47)	—	(301)	(5.0)	(649)	0.3	(913)	(5.3)
Goodwill impairment	28,000	(15.3)	—	—	28,000	(14.6)	—	—
Valuation on FNMA and FHLMC preferred stock losses	14,851	(8.1)	—	—	14,851	(7.8)	—	—
Nondeductible costs and other, net	404	(0.2)	402	6.7	1,081	(0.5)	431	2.5

(Benefit) provision for income taxes	$(23,891)	13.0%	$1,166	19.4%	$(28,530)	14.9%	$2,886	16.7%

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
          On January 3, 2003, the Company purchased Big Foot Financial Corp., resulting in various unrecognized tax benefits at the date of acquisition. These unrecognized tax benefits were recognized in the first quarter of 2007, when the statute of limitations for IRS audit of the final short period return closed. These unrecognized tax benefits, totaling $429,000, were credited to a core deposit intangible created at the acquisition. In the third quarter of 2008, the Company recorded a charge of $1.6 million for certain tax adjustments, substantially all of which relate to deductions taken on the Company’s 2003 through 2005 Illinois state income tax returns that could potentially be disallowed. There were no other material changes in the unrecognized tax benefits during the nine months ended September 30, 2008 and 2007.
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
          On October 3, 2008, the Emergency Economic Stabilization Act of 2008 (“EESA”) was enacted and provides tax relief by treating the losses on sales or exchanges of FNMA and FHLMC preferred stock as ordinary losses rather than capital losses for federal income tax purposes. As a result of EESA, the Company will be allowed to treat the losses recognized on its FNMA and FHLMC preferred stock as ordinary losses in the fourth quarter of 2008 thus increasing the allowable tax benefit by $16.9 million.

MIDWEST BANC HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
NOTE 13 – SALE OF BRANCH PROPERTY
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
NOTE 14 – EARNINGS PER SHARE

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
	(In thousands, except per share data)
Net income (loss)	$(159,714)	$4,836	$(162,702)	$14,355
Preferred stock dividends	835	—	2,506	—

Net income (loss) available to common stockholders	$(160,549)	$4,836	$(165,208)	$14,355

Basic
Weighted average common shares outstanding	27,859	24,454	27,851	24,594

Basic earnings per share	$(5.76)	$0.20	$(5.93)	$0.58

Diluted
Weighted average common shares outstanding	27,859	24,454	27,851	24,594
Dilutive effect of stock options (1)	—	85	—	117
Dilutive effect of restricted stock (1)	—	108	—	110

Diluted average common shares	27,859	24,647	27,851	24,821

Diluted earnings per share	$(5.76)	$0.20	$(5.93)	$0.58

(1)	No shares of stock options or restricted stock were included in the computation of diluted earnings per share for any period there was a loss.
          Options to purchase 421,322 shares at $14.10 were not included in the computation of diluted earnings per share for the three and nine months ended September 30, 2008 and 228,500 shares at $18.36 and 145,250 shares at $20.34 were not included for the three and nine months ended September 30, 2007, respectively, because the exercise price for the options was greater than the average market price of the common stock, thus making the options antidilutive. Because of the anti-dilutive effect, the shares that would be issued if the Series A noncumulative redeemable convertible perpetual preferred stock were converted are not included in the computation of diluted earnings per share for the three and nine months ended September 30, 2008.

MIDWEST BANC HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
NOTE 15 – SUBSEQUENT EVENT
          Subsequent to the end of the third quarter of 2008, the Company was informed that it has received preliminary approval to receive $85.5 million of new capital in the form of preferred stock to be issued to the U.S. Treasury under the Troubled Asset Relief Program (“TARP”) Capital Purchase Program. In addition, the Company will issue warrants to the Treasury that will allow the Treasury to acquire shares of the Company’s common stock equal to $12.8 million (15% of the value of the preferred shares to be acquired). The number of shares of common stock that will be acquired upon the exercise of the warrants will be determined based upon the 20 day average trailing price ending on the last trading day prior to October 29, 2008, the date of preliminary approval. The transaction is subject to the execution of a definitive preferred stock purchase agreement with the Treasury and must be approved by the holders of the Company’s Series A preferred stock (and, therefore, the holders of the Company’s Series A depositary shares). If the agreement is executed and the approval received, it is expected that the preferred shares and warrants will be issued and the new capital will be received during the fourth quarter of 2008. The financial impact of the new capital is yet to be determined; however, the Financial Accounting Standards Board and the Securities and Exchange Commission have issued a joint statement stating that they would not object to the warrants being classified as permanent capital.

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
Recent Economic Developments
     In response to the financial crises affecting the overall banking system and financial markets, on October 3, 2008, the Emergency Economic Stabilization Act of 2008, ESSA, was enacted. Under the EESA, the United States Treasury Department, the U.S. Treasury, has the authority to, among other things, purchase mortgages, mortgage backed securities and certain other financial instruments from financial institutions for the purpose of stabilizing and providing liquidity to the U.S. financial markets.
     On October 3, 2008 the Troubled Asset Relief Program (TARP) was signed into law. The TARP gave the Treasury authority to deploy up to $750 billion into the financial system with an objective of improving liquidity in capital markets. On October 24, 2008, the U.S. Treasury announced plans to direct $250 billion of this authority into preferred stock investments in financial institutions. The general terms of this preferred stock program are as follows for a participant: pay 5% dividends on the U.S. Treasury’s preferred stock for the first five years and 9% dividends thereafter; cannot increase common stock dividends for three years while Treasury is an investor without their permission; the U.S. Treasury receives warrants entitling it to buy a participant’s common stock equal to 15% of the U.S. Treasury’s total initial investment in the participant; and the participating company’s executives must agree to certain compensation restrictions, and restrictions on the amount of executive compensation which is tax deductible and other detailed terms and conditions. The term of this preferred stock program could reduce investment returns to participating companies’ stockholders by restricting dividends to common stockholders, diluting existing stockholders’ interests, and restricting capital management practices. The TARP capital purchase program is a voluntary program designed to help healthy institutions build capital to support the U.S. economy by increasing the flow of financing to U.S. businesses and consumers. Although the Company exceeds all applicable regulatory capital requirements, it submitted an application for participation in the TARP capital purchase program and on October 29, 2008 received preliminary approval for $85.5 million of capital.
     It is management’s understanding that the Treasury selected only financially strong institutions to receive capital. The TARP infusion will strengthen the Company’s balance sheet. On a pro forma basis, the Company and the Bank’s total risk based capital to risk-weighted assets ratio would be approximately 11.13% and 10.80%, respectively.
     The Federal Deposit Insurance Corporation, FDIC, insures deposits at FDIC insured financial institutions up to certain limits. The FDIC charges insured financial institutions premiums to maintain the Deposit Insurance Fund. Assessment rates set by the FDIC effective January 1, 2007 range from 5 to 43 basis points.
     Current economic conditions have increased expectations for bank failures, in which case the FDIC would take control of failed banks and ensure payment of deposits up to insured limits using the resources of the Deposit Insurance Fund. In 2009, the FDIC plans to increase premium assessments to maintain adequate funding of the Deposit Insurance Fund. These increases in premium assessments will increase the Company’s expenses. Details regarding the computation of these increased premium assessments are just becoming available.
     The EESA included a provision for an increase in the amount of deposits insured by the FDIC to $250,000 until December 2009. On October 14, 2008, the FDIC announced a new program, the Temporary Liquidity Guarantee Program, that provides unlimited deposit insurance on funds in noninterest-bearing transaction deposit accounts not otherwise covered by the existing deposit insurance limit of $250,000. All eligible institutions will be covered under the program December 5, 2008 without incurring any costs. After the initial period, participating institutions will be assessed a 10 basis point surcharge on the additional insured deposits. The Company has elected to participate in the Temporary Liquidity Guarantee Program and incur the surcharge as a cost of participation. The behavior of depositors in regard to the level of FDIC insurance could cause the Company’s existing customers to reduce the amount of deposits held at the Company, and or could cause new customers to open deposit accounts. The level and composition of the Company’s deposit portfolio directly impacts its funding cost and net interest margin.
     The actions described above, together with additional actions announced by the Treasury and other regulatory agencies continue to develop. It is not clear at this time what impact EESA, TARP, other liquidity and funding initiatives of the Treasury and other bank regulatory agencies that have been previously announced, and any additional programs that may be initiated in the future will have on the financial markets and the financial services industry. The extreme levels of volatility and limited credit availability currently being experienced could continue to effect the U.S. banking industry and the broader U.S. and global economies, which will have an affect on all financial institutions, including the Company.

Selected Consolidated Financial Data
          The following table sets forth certain selected consolidated financial data at or for the periods indicated.

At or For the Three Months Ended	At or For the Nine Months Ended
September 30,	June 30,	September 30,
2008	2007	2008	2008	2007
(Dollars in thousands, except per share data)
Statement of Income Data:
Total interest income	$45,888	$47,174	$47,244	$143,927	$138,432
Total interest expense	23,735	26,827	24,479	76,793	79,056

Net interest income	22,153	20,347	22,765	67,134	59,376
Provision for loan losses	41,950	1,800	4,415	51,765	3,481
Noninterest (loss) income	(60,512)	3,700	4,394	(54,328)	11,316
Noninterest expenses	103,296	16,245	20,368	152,273	49,970

(Loss) income before income taxes	(183,605)	6,002	2,376	(191,232)	17,241
(Benefit) provision for income taxes	(23,891)	1,166	(52)	(28,530)	2,886

Net (loss) income	(159,714)	4,836	2,428	(162,702)	14,355
Preferred stock dividends	835	—	836	2,506	—

Net (loss) income available to common stockholders	$(160,549)	$4,836	$1,592	$(165,208)	$14,355

Per Share Data:
Earnings per share (basic)	$(5.76)	$0.20	$0.06	$(5.93)	$0.58
Earnings per share (diluted)	(5.76)	0.20	0.06	(5.93)	0.58
Cash dividends declared on common stock	—	0.13	0.13	0.26	0.39
Book value	5.89	11.69	11.76	5.89	11.69
Tangible book value (non-GAAP measure) (9)	2.51	8.02	5.48	2.51	8.02
Selected Financial Ratios:
Return on average assets (1)	(17.25)%	0.64%	0.26%	(5.90)%	0.64%
Return on average equity (2)	(181.60)	6.75	2.57	(58.64)	6.67
Dividend payout ratio	—	66.79	232.60	N/M	67.89
Average equity to average assets	9.50	9.41	10.30	10.06	9.59
Tier 1 risk-based capital	6.26	11.42	9.09	6.26	11.42
Total risk-based capital	8.04	12.51	10.43	8.04	12.51
Net interest margin (tax equivalent) (3)(4)	2.77	3.10	2.89	2.83	3.05
Loan to deposit ratio	99.25	100.63	106.88	99.25	100.63
Net overhead expense to average assets (5)	10.73	1.65	1.75	4.52	1.72
Efficiency ratio (6)	386.61	63.64	69.60	154.70	66.37
Loan Quality Ratios:
Allowance for loan losses to total loans	1.58	1.24	0.90	1.58	1.24
Provision for loan losses to total loans	6.69	0.36	0.71	2.77	0.23
Net loans charged off to average total loans	3.98	0.13	0.35	2.11	0.12
Nonaccrual loans to total loans	2.42	2.23	1.64	2.42	2.23
Nonperforming assets to total assets (7)	1.91	1.55	1.16	1.91	1.55
Allowance for loan losses to nonaccrual loans	0.65	x	0.56	x	0.55	x	0.65	x	0.56	x
Balance Sheet Data:
Total assets	$3,583,377	$3,032,565	$3,726,720	$3,583,377	$3,032,565
Total earning assets	3,176,629	2,750,334	3,275,580	3,176,629	2,750,334
Average assets	3,682,449	3,020,254	3,686,350	3,685,013	2,999,877
Loans	2,494,225	2,007,446	2,501,082	2,494,225	2,007,446
Allowance for loan losses	39,428	24,879	22,606	39,428	24,879
Deposits	2,513,004	1,994,927	2,340,043	2,513,004	1,994,927
Borrowings	829,024	717,404	974,007	829,024	717,404
Stockholders’ equity	207,237	285,233	370,698	207,237	285,233
Tangible stockholders’ equity (non-GAAP measure) (8)	113,101	195,790	195,751	113,101	195,790

(1)	Net income divided by average assets.

(2)	Net income divided by average equity.

(3)	Net interest income, on a fully tax-equivalent basis, divided by average earning assets.

(4)	The following table reconciles reported net interest income on a fully tax-equivalent basis for the periods presented:

	Three Months Ended			Nine Months Ended
	September 30,		June 30,	September 30,
	2008	2007	2008	2008	2007
Net interest income	$22,153	$20,347	$22,765	$67,134	$59,376
Tax-equivalent adjustment to net interest income	457	837	909	2,258	2,652

Net interest income, fully tax-equivalent basis	$22,610	$21,184	$23,674	$69,392	$62,028

(5)	Noninterest expense less noninterest income, excluding security gains or losses, divided by average assets.

(6)	Noninterest income, excluding security gains or losses, plus net interest income on a fully tax-equivalent basis divided by noninterest expense excluding amortization and other real estate expense.

(7)	Includes total nonaccrual and foreclosed properties.

(8)	Stockholders’ equity less goodwill, core deposits and other intangible assets. The following table reconciles reported stockholders’ equity to tangible stockholders’ equity for the periods presented:

	At September 30,		At June 30,
	2008	2007	2008
Stockholders’ equity	$207,237	$285,233	$370,698
Core deposit intangible and other intangibles, net	15,274	9,586	15,864
Goodwill	78,862	79,857	159,083

Tangible stockholders’ equity	$113,101	$195,790	$195,751

Results of Operations – Three and Nine Months Ended
September 30, 2008 and 2007
          The Company’s performance during the third quarter of 2008 reflected several significant transactions. The Company recognized a non-cash, non-operating, other-than-temporary impairment charge of $47.8 million at September 30, 2008 on certain FNMA and FHLMC preferred equity securities similar to the impairment charge of $17.6 million taken in the first quarter of 2008. In September 2008, the Company sold a portion of its FNMA and FHLMC preferred equity securities recognizing a $16.7 million loss. It also recognized an impairment charge $80.0 million on its goodwill intangible asset as a result of the decline in market capitalization. During the third quarter of 2008, the Company had net loan charge-offs of $25.1 million and recorded a $42.0 million loan loss provision reflecting management’s updated assessments of impaired loans and concerns about the continued deterioration of economic conditions. During the first quarter of 2008, the Company also incurred a loss on the early extinguishment of debt of $7.1 million from the prepayment of $130.0 million in FHLB advances, which were partially offset by a $15.2 million gain recognized on the sale of real estate.
          Subsequent to the end of the third quarter of 2008, the Company was informed that it has received preliminary approval to receive $85.5 million of new capital in the form of preferred stock to be issued to the U.S. Treasury under the Troubled Asset Relief Program (“TARP”) Capital Purchase Program. In addition, the Company will issue warrants to the Treasury that will allow the Treasury to acquire shares of the Company’s common stock equal to $12.8 million (15% of the value of the preferred shares to be acquired). The number of shares of common stock that will be acquired upon the exercise of the warrants will be determined based upon the 20 day average trailing price ending on the last trading day prior to October 29, 2008, the date of preliminary approval. The transaction is subject to the execution of a definitive preferred stock purchase agreement with the Treasury and must be approved by the holders of the Company’s Series A preferred stock (and, therefore, the holders of the Company’s Series A depositary shares). The proceeds from the preferred stock issuance are expected to strengthen the Company’s balance sheet. If the agreement is executed and the approval received, it is expected that the preferred shares and warrants will be issued and the new capital will be received during the fourth quarter of 2008.
          Set forth below are some highlights of the third quarter of 2008 results compared to the third quarter of 2007 and second quarter of 2008. The results of the second and third quarters 2008 were affected by the Northwest Suburban acquisition which was consummated on October 1, 2007.
•	Basic and diluted loss per share for the three months ended September 30, 2008 was $5.76 compared to earnings of $0.20 for the comparable period in 2007 and earnings of $0.06 for the second quarter of 2008.

•	Net loss for the third quarter of 2008 was $159.7 million compared to net income of $4.8 million and $2.4 million in the third quarter of 2007 and second quarter of 2008, respectively.

•	Net interest income increased 8.9% to $22.2 million in the third quarter of 2008 compared to

$20.3 million in the third quarter of 2007 but was $612,000 lower than the second quarter of 2008, as a result of the lost dividend on the FHLMC preferred equity securities and the increase in nonaccrual loans. The net interest margin decreased to 2.77% in the third quarter of 2008 compared to 2.89% in the second quarter of 2008 for the reasons noted above. The net interest margin was 3.10% in the third quarter of 2007.

•	The provision for loan losses was $42.0 million in the third quarter of 2008 compared to $1.8 million for the comparable period in 2007 and $4.4 million in the second quarter of 2008.

•	Noninterest loss was $60.5 million in the third quarter of 2008 compared to income of $3.7 million in the third quarter of 2007 and $4.4 million in the second quarter of 2008. Excluding the losses on securities, noninterest income for the third quarter of 2008 increased by $247,000 compared to the same period in 2007 but was down when compared to the second quarter of 2008 by $409,000.

•	Noninterest expenses, excluding the $80.0 million goodwill impairment charge, were $23.3 million in the third quarter of 2008 compared to $16.2 million in the third quarter of 2007 and $20.4 million in the second quarter of 2008.
          Set forth below are some highlights of the nine months ended September 30, 2008 results compared to the results for the nine months ended September 30, 2007. The results of the first nine months of 2008 were affected by the Northwest Suburban acquisition which was consummated on October 1, 2007.
•	Basic and diluted loss per share for the nine months ended September 30, 2008 were $5.93 compared to earnings of $0.58 per basic and diluted share for the same period in 2007.

•	Net interest income increased 13.1% to $67.1 million in the first nine months of 2008 compared to $59.4 million in the first nine months of 2007, as a result of the Northwest Suburban acquisition and the decrease in rates on deposits even though balances increased. The net interest margin was 2.83% for the nine months ended September 30, 2008 compared to 3.05% for the similar period of 2007 due to the lost dividend on the FHLMC preferred equity securities and the increase in nonaccrual loans.

•	The provision for loan losses was $51.8 million in the first nine months of 2008 compared to $3.5 million for the comparable period in 2007.

•	Noninterest loss was $54.3 million in the first nine months of 2008 compared to income of $11.3 million in the same period of 2007. Excluding the gain on sale of real estate and losses on securities, noninterest income for the first nine months of 2008 increased by $1.2 million compared to the same period in 2007.

•	Noninterest expenses increased to $152.3 million in the first nine months of 2008 compared to $50.0 million in the same period of 2007, mainly as a result of the $80.0 million goodwill impairment, the $7.2 million loss on early extinguishment of debt, and increased salaries and occupancy expenses as a result of the Northwest Suburban acquisition.

Net Interest Income
          The following table sets forth the average balances, net interest income on a tax equivalent basis and expense and average yields and rates for the Company’s interest-earning assets and interest-bearing liabilities for the indicated periods.

	For the Three Months Ended
	September 30, 2008			September 30, 2007			June 30, 2008
	Average		Average	Average		Average	Average		Average
	Balance	Interest	Rate	Balance	Interest	Rate	Balance	Interest	Rate
	(Dollars in thousands)
Interest-Earning Assets:
Federal funds sold and interest-bearing deposits due from banks	$6,005	27	1.80%	$23,996	297	4.95%	$22,696	98	1.73%
Securities:
Taxable(1)	654,531	7,823	4.78	650,776	9,128	5.61	701,254	9,512	5.43
Exempt from federal income taxes(1)	60,688	883	5.82	47,765	711	5.95	61,635	912	5.92

Total securities	715,219	8,706	4.87	698,541	9,839	5.63	762,889	10,424	5.47
FRB and FHLB stock	29,694	184	2.48	23,683	227	3.83	29,264	184	2.52
Loans held for sale	—	—	—	815	11	5.40	—	—	—
Loans:
Commercial loans(1)(3)(4)	544,013	8,145	5.99	426,366	8,461	7.94	486,794	7,360	6.05
Commercial real estate loans(1)(3)(4)(6)	1,639,444	24,919	6.08	1,272,773	24,293	7.63	1,642,838	25,702	6.26
Agricultural loans(3)(4)	6,531	103	6.31	3,172	64	8.07	6,139	95	6.19
Consumer real estate loans(3)(4)(6)	314,377	4,119	5.24	277,164	4,632	6.68	313,556	4,120	5.26
Consumer installment loans(3)(4)	8,288	142	6.85	9,644	187	7.76	10,159	170	6.69

Total loans	2,512,653	37,428	5.96	1,989,119	37,637	7.57	2,459,486	37,447	6.09

Total interest-earning assets	$3,263,571	$46,345	5.68%	$2,736,154	$48,011	7.00%	$3,274,335	$48,153	5.88%

Noninterest-Earning Assets:
Cash	$57,463			$51,487			$52,693
Premises and equipment, net	38,412			22,404			38,144
Allowance for loan losses	(23,059)			(24,255)			(20,412)
Other assets	346,062			234,464			341,590

Total noninterest-earning assets	418,878			284,100			412,015

Total assets	$3,682,449			$3,020,254			$3,686,350

Interest-Bearing Liabilities:
Deposits:
Interest-bearing demand deposits	$194,416	$422	0.87%	$175,582	$862	1.96%	$215,076	$492	0.92%
Money-market demand and savings accounts	393,745	1,184	1.20	365,985	2,394	2.62	399,380	1,197	1.20
Time deposits	1,487,827	13,695	3.68	1,224,836	15,378	5.02	1,448,198	14,422	3.98

Total interest-bearing deposits	2,075,988	15,301	2.95	1,766,403	18,634	4.22	2,062,654	16,111	3.12

Borrowings:
Federal funds purchased, FRB discount window advances, and repurchase agreements	403,025	3,901	3.87	307,843	3,201	4.16	451,351	4,154	3.68
FHLB advances	348,315	2,779	3.19	307,418	3,640	4.74	296,044	2,437	3.29
Junior subordinated debentures	60,766	864	5.69	65,854	1,334	8.10	60,749	876	5.77
Subordinated debt	15,000	229	6.11	—	—	—	15,000	232	6.19
Revolving note payable	9,404	96	4.08	1,440	18	5.00	8,896	94	4.23
Term note payable	55,000	565	4.11	—	—	—	55,000	575	4.18

Total borrowings	891,510	8,434	3.78	682,555	8,193	4.80	887,040	8,368	3.77

Total interest-bearing liabilities	$2,967,498	$23,735	3.20%	$2,448,958	$26,827	4.40%	$2,949,694	$24,479	3.32%

Noninterest-Bearing Liabilities:
Noninterest-bearing demand deposits	$335,025			$256,306			$322,110
Other liabilities	30,048			30,759			34,869

Total noninterest-bearing liabilities	365,073			287,065			356,979
Stockholders’ equity	349,878			284,231			379,677

Total liabilities and stockholders’ equity	$3,682,449			$3,020,254			$3,686,350

Net interest income (tax equivalent)(1)(5)		$22,610	2.48%		$21,184	2.60%		$23,674	2.56%

Net interest margin (tax			2.77%			3.10%			2.89%
equivalent)(1)

Net interest income(2)(5)		$22,153			$20,347			$22,765

Net interest margin(2)			2.72%			2.97%			2.78%

(1)	Adjusted for 35% tax rate and adjusted for the dividends-received deduction where applicable.

(2)	Not adjusted for 35% tax rate or for the dividends-received deduction.

(3)	Nonaccrual loans are included in the average balance; however, these loans are not earning any interest.

(4)	Includes loan fees of $900, $766, and $773 for the three months ended September 30, 2008, September 30, 2007, and June 30, 2008, respectively.

(5)	The following table reconciles reported net interest income on a tax equivalent basis for the periods presented:

	For the three months ended,
	September 30,	September 30,	June 30,
	2008	2007	2008
Net interest income	$22,153	$20,347	$22,765
Tax equivalent adjustment to net interest income	457	837	909

Net interest income, tax equivalent basis	$22,610	$21,184	$23,674

(6)      Includes construction loans.

	For the Nine Months Ended
	September 30, 2008			September 30, 2007
	Average		Average	Average		Average
	Balance	Interest	Rate	Balance	Interest	Rate
	(Dollars in thousands)
Interest-Earning Assets:
Federal funds sold and interest-bearing deposits due from banks	$16,840	$273	2.16%	$18,976	$688	4.83%
Securities:
Taxable(1)	686,517	26,901	5.22	644,567	26,496	5.48
Exempt from federal income taxes(1)	61,388	2,715	5.90	56,211	2,498	5.93

Total securities	747,905	29,616	5.28	700,778	28,994	5.52
FRB and FHLB stock	29,397	551	2.50	23,648	681	3.84
Loans held for sale	—	—	—	1,939	89	6.12
Loans:
Commercial loans(1)(3)(4)	510,213	24,282	6.35	411,034	24,272	7.87
Commercial real estate loans(1)(3)(4)(6)	1,638,120	77,716	6.33	1,264,709	71,573	7.55
Agricultural loans(3)(4)	6,029	290	6.41	3,187	191	7.99
Consumer real estate loans(3)(4)(6)	313,247	12,950	5.51	277,092	14,037	6.75
Consumer installment loans(3)(4)	9,843	507	6.87	9,806	559	7.60

Total loans	2,477,452	115,745	6.23	1,965,828	110,632	7.50

Total interest-earning assets	$3,271,594	$146,185	5.96%	$2,711,169	$141,084	6.93%

Noninterest-Earning Assets:
Cash	$55,272			$57,220
Premises and equipment, net	39,290			22,231
Allowance for loan losses	(23,584)			(24,321)
Other assets	342,441			233,578

Total noninterest-earning assets	413,419			288,708

Total assets	$3,685,013			$2,999,877

Interest-Bearing Liabilities:
Deposits:
Interest-bearing demand deposits	$208,949	$1,660	1.06%	$170,166	$2,384	1.87%
Money-market demand and savings accounts	401,377	4,209	1.40	368,861	7,220	2.61
Time deposits	1,468,836	44,632	4.05	1,218,495	45,511	4.98

Total interest-bearing deposits	2,079,162	50,501	3.24	1,757,522	55,115	4.18

Borrowings:
Federal funds purchased, FRB discount window advances and repurchase agreements	418,992	12,048	3.83	282,768	9,015	4.25
FHLB advances	319,943	8,698	3.62	315,142	10,958	4.64
Junior subordinated debentures	60,749	2,785	6.11	65,837	3,950	8.00
Subordinated debt	10,073	464	6.14	—	—	—
Revolving note payable	8,227	270	4.38	485	18	4.95
Term note payable	59,927	2,027	4.51	—	—	—

Total borrowings	877,911	26,292	3.99	664,232	23,941	4.81

Total interest-bearing liabilities	$2,957,073	$76,793	3.46%	$2,421,754	$79,056	4.35%

Noninterest-Bearing Liabilities:
Noninterest-bearing demand deposits	$324,586			$255,805
Other liabilities	32,711			34,743

Total noninterest-bearing liabilities	357,297			290,548
Stockholders’ equity	370,643			287,575

Total liabilities and stockholders’ equity	$3,685,013			$2,999,877

Net interest income (tax equivalent)(1)(5)		$69,392	2.50%		$62,028	2.59%

Net interest margin (tax equivalent)(1)			2.83%			3.05%

Net interest income(2)(5)		$67,134			$59,376

Net interest margin(2)			2.74%			2.92%

(1)	Adjusted for 35% tax rate and adjusted for the dividends-received deduction where applicable.

(2)	Not adjusted for 35% tax rate or for the dividends-received deduction.

(3)	Nonaccrual loans are included in the average balance; however, these loans are not earning any interest.

(4)	Includes loan fees of $2,288 and $1,966 for the nine months ended September 30, 2008 and 2007, respectively.

(5)	The following table reconciles reported net interest income on a tax equivalent basis for the periods presented:

	For the nine months ended,
	September 30,
	2008	2007
Net interest income	$67,134	$59,376
Tax equivalent adjustment to net interest income	2,258	2,652

Net interest income, tax equivalent basis	$69,392	$62,028

(6)      Includes construction loans.
          Net interest income is the difference between interest income and fees on earning assets and interest expense on deposits and borrowings. Net interest margin represents net interest income on a tax equivalent basis as a percentage of average earning assets during the period.
          When comparing September 30, 2008 results with those of September 30, 2007, all of the balances of earning assets and interest-bearing liabilities were affected by the Northwest Suburban acquisition which was consummated on October 1, 2007. Except as noted below, the reported increases were primarily due to the Northwest Suburban acquisition. See the table in the Financial Condition section, which illustrates the assets acquired and liabilities assumed from the Northwest Suburban acquisition and changes in balances excluding those acquired amounts. The decreases in yields on average earnings assets and rates paid on interest-bearing liabilities occurred mainly due to the drops in the federal funds and prime rates. The Federal Open Market Committee (“FOMC”) cut the federal funds rate target by 225 basis points during the first nine months of 2008. As a result, the Company aggressively re-priced its deposits downward and benefited from the drops in the prime rate.
          Net interest income rose by $1.8 million, or 8.9%, to $22.2 million in the third quarter of 2008 compared to the same period in 2007 but decreased by $612,000, or 2.7%, compared to the previous quarter. Net interest income grew by $7.8 million, or 13.1%, to $67.1 million in the first nine months of 2008 compared to the first nine months of 2007. The net interest margin, on a tax equivalent basis, decreased to 2.77% for the third quarter of 2008 compared to 2.89% for the second quarter of 2008. Lower yields on interest-bearing assets contributed to the decrease of the net interest margin on a quarter-to-date basis. When compared to the third quarter of 2007, the net interest margin decreased by 33 basis points from 3.10%. The net interest margin declined to 2.83% for the nine months ended September 30, 2008 compared to 3.05% for the same period in 2007, as a result of average rates on interest-earning assets falling more than the average rates paid on interest-bearing liabilities. The net interest margin was impacted on a quarter-to-date and year-to-date basis by the lost dividend on the FHLMC preferred equity securities and the increase in nonaccrual loans.
          Trends in average earning assets include:
•	Yields on average earning assets decreased by 132 basis points in the third quarter of 2008 compared to the third quarter of 2007, while average balances on earning assets increased by $527.4 million. Yields on average earning assets decreased by 20 basis points compared to the second quarter of 2008. Yields on average earning assets decreased 97 basis points in the first nine months of 2008 compared to the similar period in 2007, while average balances increased by $560.4 million.

•	Average yields earned on loans for the third quarter of 2008 decreased by 13 basis points to 5.96% compared to the second quarter of 2008 and were 161 basis points lower compared to the same period in 2007. For the first nine months of 2008, average yields earned on loans decreased by 127 basis points to 6.23% compared to the first nine months of 2007. This decline in yields was primarily due to the re-pricing of the variable rate loans resulting from decreases in the prime rate as well as the increase in nonaccrual loans. Average loans increased by $523.5 million in the quarter ended September 30, 2008 compared to the same period in 2007 and increased by $53.2 million compared to the second quarter of 2008. Average loans increased by $511.6 million in the first nine of 2008 compared to the same period in 2007.

•	Yields on average securities decreased in the third quarter of 2008 compared to the prior quarter and the same period in 2007 as a result of the lost dividend on the FHLMC preferred equity securities held in the Company’s portfolio. Average securities increased by $16.7 million in the third quarter of 2008 compared to the similar period in 2007 but decreased by $47.7 million compared to the second quarter of 2008 mainly as a result of the impairment charge taken on the FNMA and FHLMC preferred equity securities. Yields on average securities were 24 basis points lower in the first nine months of 2008 compared to the similar period in 2007, while average balances increased by $47.1 million.
          Trends in interest-bearing liabilities include:
•	The Company’s cost of funds decreased by 12 basis points on a linked-quarter basis as a result of decreased rates paid on interest-bearing deposits. Average interest-bearing liabilities increased by $17.8 million during the third quarter of 2008 compared to the prior quarter. Yields on average interest-bearing liabilities decreased by 120 basis points, while average balances increased $518.5 million in the third quarter of 2008 compared to the similar period in 2007. When compared to the first nine months of 2007, the cost of funds decreased by 89 basis points to 3.46% for the first nine months of 2008, while average interest-bearing liabilities increased $535.3 million.

•	Average interest-bearing deposits increased by $309.6 million, while average rates decreased 127 basis points in the third quarter of 2008 compared to the similar period of 2007. Average rates paid on interest-bearing deposits decreased by 17 basis points to 2.95% for the third quarter of 2008 compared to the second quarter of 2008, and average balances increased by $13.3 million. Yields on average interest-bearing deposits decreased by 94 basis points in the first nine months of 2008 compared to the similar period in 2007, and average balances increased by $321.6 million.

•	Average interest-bearing demand deposit, money market, and savings accounts increased by $46.6 million for the third quarter of 2008 compared to September 30, 2007 but decreased by $26.3 million compared to June 30, 2008. On a year-to-date basis, average interest-bearing demand deposit, money market, and savings accounts increased by $71.3 million compared to 2007. The Company continues to focus its marketing efforts on increasing core deposits to alleviate margin pressure.

•	The decrease in average rates paid on interest-bearing deposits was complemented by the decrease in costs of average borrowings of 102 basis points in the third quarter of 2008 compared to the third quarter of 2007, while average balances increased by $209.0 million. Average borrowings increased by $4.5 million in the third quarter of 2008 while average rates remained flat compared to the second quarter of 2008. On a year-to-date basis, average borrowings increased by $213.7 million compared to September 30, 2007 and average rates paid decreased by 82 basis points. Borrowings increased by $75.0 million as a result of the Northwest Suburban acquisition.

Noninterest Income
          Set forth below is a summary of the third quarter 2008 noninterest income activity compared to the third quarter of 2007 and second quarter of 2008. When comparing September 30, 2008 results with those of September 30, 2007, total noninterest income was affected by the Northwest Suburban acquisition which was consummated on October 1, 2007.
•	Noninterest income was $(60.5) million for the three months ended September 30, 2008, a decrease of $64.2 million, over the comparable period in 2007, and was $64.9 million lower than the second quarter of 2008. The Company recognized an impairment charge on securities of $17.6 million in the first quarter of 2008. The Company recognized another impairment charge on securities of $47.8 million and had net losses on securities transactions of $16.7 million in the third quarter of 2008, mainly from the sale of FHLMC preferred stock.

•	The annualized noninterest income to average assets ratio was (6.54)% for the three months ended September 30, 2008 compared to 0.49% for the same period in 2007 and 0.48% for the three months ended June 30, 2008. Excluding the impairment charge and net losses on securities, the annualized noninterest income to average assets ratio was 0.43% for the third quarter of 2008; which was down from the second quarter of 2008 due to the decrease in insurance and brokerage commissions, trust fees, and service charges on deposits.

•	Service charges on deposits increased by $383,000, or 25.0%, to $1.9 million in the third quarter of 2008 compared to the third quarter of 2007, mainly as a result of the increased deposit base from the Northwest Suburban acquisition, but decreased by $35,000 compared to the second quarter of 2008.

•	Insurance and brokerage commissions for the three months ended September 30, 2008 decreased by $237,000 and $235,000 when compared to the third quarter of 2007 and second quarter of 2008, respectively.

•	Trust income decreased by $31,000 in the third quarter of 2008 compared to the second quarter of 2008 but remained flat compared to the third quarter of 2007.

•	Income from the increase in the cash surrender value of life insurance increased by $175,000 to $911,000 during the three months ended September 30, 2008 compared to the similar period in 2007, reflecting the addition of $12.9 million of such insurance acquired from Northwest Suburban, and was $46,000 higher compared to the second quarter of 2008.

•	There was a loss on one loan sale transaction of $75,000 during the third quarter of 2008 compared with $41,000 gains in the third quarter of 2007.
          Set forth below is a summary of the nine months ended September 30, 2008 noninterest income activity compared to the same period in 2007. When comparing September 30, 2008 results with those of September 30, 2007, total noninterest income was affected by the Northwest Suburban acquisition which was consummated on October 1, 2007.
•	Noninterest income was $(54.3) million for the nine months ended September 30, 2008, a decrease of $65.6 million over the comparable period in 2007. The Company recognized an impairment charge on securities of $17.6 million and a gain on the sale of property of $15.2 million in the first quarter of 2008. The Company recognized another impairment charge on securities of $47.8 million and had net losses on securities transactions of $16.7 million in the third quarter of 2008, mainly from the sale of FHLMC preferred stock.

•	Excluding the impairment charges and net losses on securities and the gain on the sale of property, noninterest income increased by $1.2 million, or 10.3%, to $12.5 million in the first nine months of 2008 compared to the same period in 2007.

•	The annualized noninterest income to average assets ratio was (1.97)% for the nine months ended September 30, 2008 compared to 0.50% for the same period in 2007. Excluding the impairment charges and net losses on securities and the gain on the sale of property, the annualized noninterest income to average assets ratio was 0.45% for the first nine months of 2008 down from the same period in 2007 due to the increase in average assets as a result of the Northwest Suburban acquistion.

•	Insurance and brokerage commissions for the nine months ended September 30, 2008 decreased by $108,000 when compared to the first nine months of 2007.

•	Trust income increased by $33,000 in the first nine months of 2008 compared to the same period in 2007.

•	Income from the increase in the cash surrender value of life insurance increased by $442,000 to $2.6 million during the nine months ended September 30, 2008 compared to the similar period in 2007, reflecting the addition of $12.9 million of such insurance acquired from Northwest Suburban.

•	There was a loss on one loan sale transaction of $75,000 during the first nine months of 2008 compared with gains of $441,000 in the same period in 2007 from an active mortgage-banking operation. Also, the Company began outsourcing the residential mortgage origination operations in the third quarter of 2007.
Noninterest Expenses
          Set forth below is a summary of the third quarter 2008 noninterest expenses compared to the third quarter of 2007 and the second quarter of 2008. When comparing 2008 results with those of 2007, total noninterest expenses were affected by the Northwest Suburban acquisition, which was consummated on October 1, 2007.
•	Total noninterest expenses increased by $87.1 million, to $103.3 million during the third quarter of 2008 compared to $16.2 million for the similar period in 2007. In comparison to the second quarter of 2008, total noninterest expenses increased by $82.9 million. The Company recognized an $80.0 million impairment charge on its goodwill. Excluding this goodwill impairment charge, total noninterest expense increased by $2.9 million compared to the second quarter of 2008 mainly from the increase in salaries and benefits expense.

•	The annualized noninterest expenses to average assets ratio was 11.16% for the three months ended September 30, 2008 compared to 2.13% for the same period in 2007 and 2.22% for the three months ended June 30, 2008. Excluding the goodwill impairment charge, the annualized noninterest expenses to average assets ratio was 2.52% for the third quarter of 2008.

•	Salaries and benefits expense increased by $2.8 million, or 28.5%, during the third quarter of 2008 compared to the third quarter of 2007, mostly reflecting additions from the Northwest Suburban acquisition. Salaries and benefits expense increased by $1.5 million, or 13.6%, compared to the second quarter of 2008, reflecting a $1.3 million decrease in the second quarter 2008 incentive accruals based upon financial results.

•	Occupancy and equipment expense increased by $849,000, or 35.9%, during the third quarter of 2008 to $3.2 million compared to the similar period in 2007, reflecting the costs associated with the additional five branch properties acquired in the Northwest Suburban acquisition, and by $118,000, or 3.8%, compared to the second quarter of 2008, mainly due to an increase in utilities expense.

•	Professional services expense rose by $719,000, or 55.4%, to $2.0 million in the third quarter of 2008 compared to the third quarter of 2007. Professional services expense increased by $220,000, or 12.3%, compared to the second quarter of 2008. Both increases were mainly due to higher consulting and tax consulting expenses.

•	Marketing expenses in the third quarter of 2008 were $37,000 higher than in the third quarter of 2007 but lower by $138,000 compared to the second quarter of 2008 due to increased media campaigns including an enhanced web site re-design in the June 2008 quarter.

•	Foreclosed properties expense increased in the third quarter of 2008 by $20,000 compared to the third quarter of 2007 but decreased by $213,000 compared to the second quarter of 2008, which included $222,000 in writedowns on two foreclosed properties.

•	Amortization expense was $239,000 higher in the third quarter of 2008 compared to the same period of 2007 as a result of the core deposit intangible asset acquired through the Northwest Suburban acquisition and flat compared to the second quarter of 2008.
          Set forth below is a summary of noninterest expenses for the nine months ended September 30, 2008 compared to the same period in 2007. When comparing 2008 results with those of 2007, total noninterest expenses were affected by the Northwest Suburban acquisition, which was consummated on October 1, 2007.
•	Total noninterest expenses increased $102.3 million, to $152.3 million during the first nine months of 2008 compared to $50.0 million for the similar period in 2007 mainly attributable to the goodwill impairment charge, loss on early extinguishment of debt, and Northwest Suburban acquisition. Excluding the loss on the early extinguishment of debt and the goodwill impairment charge, total noninterest expense increased $15.2 million to $65.2 million compared to the first nine months of 2007.

•	The annualized noninterest expenses to average assets ratio was 5.52% for the nine months ended September 30, 2008 compared to 2.23% for the same period in 2007. Excluding the loss on the early extinguishment of debt and goodwill impairment charge, the annualized noninterest expenses to average assets ratio was 2.36% for the first nine months of 2008.

•	Salaries and benefits expense increased by $6.0 million, or 19.7%, during the first nine months of 2008 compared to the same period in 2007, reflecting additions to management and the addition of employees from Northwest Suburban.

•	Occupancy and equipment expense increased by $2.5 million, or 36.5%, during the nine months ended September 30, 2008 to $9.2 million compared to the similar period in 2007 mostly reflecting the costs associated with the five additional branch properties acquired from Northwest Suburban.

•	Professional services expense rose by $1.7 million, or 48.1%, to $5.4 million in the first nine months of 2008 compared to the same period in 2007 due to higher legal, including legal expenses related to problem loan workouts, tax consulting, and consulting expenses.

•	Marketing expenses for the nine months ended September 30, 2008 were $1.9 million, or 9.9% higher than in the same period in 2007 due to increased media campaigns including an enhanced web site re-design.

•	Foreclosed properties expense increased in the first nine months of 2008 by $230,000 compared to the same period in 2007, mainly due to the $222,000 in writedowns on two foreclosed properties.

•	Amortization expense was $672,000 higher in the first nine months of 2008 compared to the same period of 2007 as a result of the core deposit intangible asset acquired through the Northwest Suburban acquisition.
Income Taxes
          The Company recorded an income tax benefit of $23.9 million or 13.0% of loss before income taxes, and income tax expense of $1.2 million, or 19.4% of income before income taxes, for the quarters ended September 30, 2008 and 2007, respectively. Tax rates applied to determine income tax expense or benefits are adjusted at least quarterly based upon management’s projection of the full calendar year taxable income. The tax rate applied moves up or down in coordination with similar moves in projected pre-tax income. The tax benefit recorded in the third quarter is primarily attributed to decreases in the Company’s actual and projected income before tax for the calendar year below what had been projected as of June 2008.
          For the first nine months of 2008, the Company recorded an income tax benefit of $28.5 million, or 14.9% of loss before taxes, compared to $2.9 million tax expense, or 16.7% of income before taxes, for the same period of 2007. The change in the effective tax rate is attributed to the level of net income before taxes and the composition of tax advantaged assets. The effective tax rate would increase as earnings increase in the future. The Company’s marginal tax rate is approximately 40%.
          The difference between the provision for income taxes in the consolidated financial statements and amounts computed by applying the current federal statutory income tax rate of 35% to income before income taxes is reconciled as follows:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2008		2007		2008		2007
	(In thousands)
Income taxes computed at the statutory rate	$(64,262)	35.0%	$2,101	35.0%	$(66,931)	35.0%	$6,034	35.0%
Tax-exempt interest income on securities and loans	(213)	0.1	(166)	(2.8)	(617)	0.3	(550)	(3.2)
General business credits	(168)	0.1	(289)	(4.8)	(445)	0.2	(509)	(3.0)
State income taxes, net of federal tax benefit due to state operating loss	(2,137)	1.2	(323)	(5.4)	(2,898)	1.5	(840)	(4.9)
Life insurance cash surrender value increase, net of premiums	(319)	0.2	(258)	(4.3)	(922)	0.5	(767)	(4.4)
Dividends received deduction	(47)	—	(301)	(5.0)	(649)	0.3	(913)	(5.3)
Goodwill impairment	28,000	(15.3)	—	—	28,000	(14.6)	—	—
Valuation on FNMA and FHLMC preferred stock losses	14,851	(8.1)	—	—	14,851	(7.8)	—	—
Nondeductible costs and other, net	404	(0.2)	402	6.7	1,081	(0.5)	431	2.5

(Benefit) provision for income taxes	$(23,891)	13.0%	$1,166	19.4%	$(28,530)	14.9%	$2,886	16.7%

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
          On October 3, 2008, the Emergency Economic Stabilization Act of 2008 (“EESA”) was enacted and provides tax relief by treating the losses on sales or exchanges of FNMA and FHLMC preferred stock as ordinary losses rather than capital losses for federal income tax purposes. As a result of EESA, the Company will be allowed to treat the losses recognized on its FNMA and FHLMC preferred stock as ordinary losses in the fourth quarter of 2008 thus increasing the allowable tax benefit by $16.9 million.
Financial Condition
          The following table sets forth the changes in the balance sheet from September 30, 2007 to September 30, 2008 excluding the Northwest Suburban acquisition on October 1, 2007.

	September 30,			Northwest	Excluding Northwest
				Suburban	Suburban Acquisition
	2008	2007	$ Change	Acquisition(1)	$ Change	% Change
			(Dollars in thousands)
Assets
Cash and cash equivalents(2)	$113,443	$64,204	$49,239	$3,342	$45,897	72%
Securities available-for-sale	618,215	660,986	(42,771)	57,597	(100,368)	(15)
Securities held-to-maturity	30,817	40,978	(10,161)	—	(10,161)	(25)

Total securities	649,032	701,964	(52,932)	57,597	(110,529)	(16)
FRB and FHLB stock, at cost	31,698	23,683	8,015	1,503	6,512	28
Loans	2,494,225	2,007,446	486,779	439,249	47,530	2
Allowance for loan loss	(39,428)	(24,879)	(14,549)	(2,767)	(11,782)	(47)

Net loans	2,454,797	1,982,567	472,230	436,482	35,748	2
Cash surrender value of life insurance	83,800	67,412	16,388	12,884	3,504	5
Premises and equipment	38,216	22,468	15,748	19,279	(3,531)	(16)
Foreclosed properties	8,025	2,246	5,779	—	5,779	257
Core deposit and other intangibles, net	15,274	9,586	5,688	8,061	(2,373)	(25)
Goodwill	78,862	79,857	(995)	80,550	(81,545)	(102)
Other	110,230	78,578	31,652	7,914	23,738	(30)

Total assets	$3,583,377	$3,032,565	$550,812	$627,612	$(76,800)	(3)%

Liabilities and Stockholders’ Equity

Liabilities
Noninterest-bearing	$334,545	$246,153	$88,392	$65,299	$23,093	9%
Interest-bearing	2,178,459	1,748,774	429,685	405,361	24,324	1

Total deposits	2,513,004	1,994,927	518,077	470,660	47,417	2
Federal funds purchased and FRB discount window advances	—	12,000	(12,000)	6,170	(18,170)	(151)
Securities sold under agreements to repurchase	297,650	317,118	(19,468)	—	(19,468)	(6)
FHLB advances	380,000	319,925	60,075	3,500	56,575	18
Junior subordinated debentures	60,774	65,861	(5,087)	10,310	(15,397)	(23)
Subordinated debt	15,000	—	15,000	—	15,000	100
Revolving note payable	20,600	2,500	18,100	—	18,100	724
Term note payable	55,000	—	55,000	75,000	(20,000)	(100)
Other	34,112	35,001	(889)	6,982	(7,871)	(22)

Total liabilities	3,376,140	2,747,332	628,808	572,622	56,186	2

Stockholders’ Equity

Total stockholders’ equity	207,237	285,233	(77,996)	54,990	(132,986)	(47)

Total liabilities and stockholders’ equity	$3,583,377	$3,032,565	$550,812	$627,612	$(76,800)	(3)%

(1)	Includes fair value adjustments.

(2)	The Northwest Suburban Acquisition column includes cash and cash equivalents acquired through Northwest Suburban of $10,066 less cash paid for the acquisition of $81,163, capitalized costs of $414, costs relating to the registration statement of $147, and $75,000 borrowing.
          Set forth below are some balance sheet highlights at September 30, 2008 compared to December 31, 2007 and September 30, 2007. When comparing to September 30, 2007, the balances were affected by the Northwest Suburban acquisition which was consummated on October 1, 2007.
•	Total assets decreased $109.4 million to $3.6 billion, or 3.0%, at September 30, 2008 compared to year end 2007 and were up $550.8 million compared to September 30, 2007.

•	Total loans increased $19.9 million to $2.5 billion at September 30, 2008 compared to year end 2007 and increased $486.8 million over the third quarter of 2007.

•	The loan to deposit ratio decreased to 99.3% from 100.7% at December 31, 2007, and was lower than the 100.6% figure recorded at September 30, 2007.

•	Deposits increased by $54.9 million to $2.5 billion at September 30, 2008 compared to year end 2007 and increased by $518.1 million when compared to September 30, 2007. Noninterest bearing deposits increased by $13.2 million to $334.5 million at September 30, 2008 when compared to year end 2007.
          Set forth below are some asset quality highlights at September 30, 2008 compared to December 31, 2007 and September 30, 2007.
•	Following a charge off of $10.8 million in the first quarter, the balances related to the Large Problem Credit (described in prior period reports) decreased by a net $5.7 million in the second quarter of 2008 through the sale of assets. In July 2008, the Company took title of a substantial piece of real estate increasing foreclosed properties and bringing the loan balance down by $5.3 million.

•	Nonaccrual loans were 2.42% of total loans at September 30, 2008, up from 1.99% of total loans at year end and 2.23% at September 30, 2007.

•	Foreclosed properties were $8.0 million as of September 30, 2008 compared to $2.2 million at year end mainly as a result of the $5.3 million addition of the real estate acquired in connection with the Large Problem Credit in July 2008.

•	Loan delinquencies 30-89 days were 0.99% of loans at September 30, 2008, up from 0.48% at December 31, 2007 and 0.49% at September 30, 2007.

•	Nonperforming assets were 1.91% of total assets at September 30, 2008, up from 1.39% at year end and 1.55% at September 30, 2007.

•	The Company recorded a $51.8 million provision for loan losses for the first nine months of 2008 compared to $3.5 million for the first nine months of 2007, reflecting management’s updated assessments of impaired loans and concerns about the effects of continued deterioration of economic conditions on the Company’s borrowing customers.

•	The allowance for loan losses was 1.58% of total loans as of September 30, 2008, versus 1.08% at year end 2007 and 1.24% at September 30, 2007.

•	The allowance for loan losses was 0.65 times nonaccrual loans at September 30, 2008, 0.54 at year end and 0.56 times at September 30, 2007.
Loans
          The following table sets forth the composition of the Company’s loan portfolio on a source of repayment basis as of the indicated dates.

	September 30,		December 31,
	2008		2007 (1)
		% of Gross		% of Gross
	Amount	Loans	Amount	Loans
	(Dollars in thousands)
Commercial	$1,102,016	44.2%	$1,079,631	43.6%
Construction	396,576	15.9	464,583	18.8
Commercial real estate	691,961	27.7	627,928	25.4
Home equity	169,905	6.8	142,158	5.8
Other consumer	8,062	0.3	10,689	0.4
Residential mortgage	126,079	5.1	149,703	6.0

Total loans, gross	2,494,599	100.0%	2,474,692	100.0%

Net deferred fees	(374)		(365)

Total loans, net	$2,494,225		$2,474,327

(1)	Amounts have been reclassified to conform to current period presentation.
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
          Total loans increased by $19.9 million, or 1.1% on an annualized basis, to $2.5 billion at September 30, 2008 from December 31, 2007, in spite of the $40.5 million charge-offs reducing loans during the first nine months of 2008. Set forth below are other highlights of the loan portfolio.
•	Commercial loans increased $22.4 million from December 31, 2007 to $1.1 billion, or 44.2% of the loan portfolio, as of September 30, 2008.

•	Construction loans decreased by $68.0 million from $464.6 million at December 31, 2007 to $396.6 million, or 15.9% of the loan portfolio, as of September 30, 2008.

•	The change in loan mix from construction lending to commercial and industrial lending continued during the third quarter of 2008, as commercial loans increased by $12.0 million compared to the second quarter of 2008 while construction loans decreased $25.2 million.

•	Commercial real estate loans increased by $64.0 million from $627.9 million at year end to $692.0 million, or 27.7% of the loan portfolio, as of September 30, 2008.

•	Home equity loans increased by $27.7 million to $170.0 million, or 6.8% of the loan portfolio, as of September 30, 2008 from $142.2 million at year end.

•	Residential mortgage loans decreased $23.6 million to $126.1 million as of September 30, 2008 from $149.7 million as of December 31, 2007.

•	The Company does not hold any sub-prime loans in its portfolio.
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
               Following is a summary of activity in the allowance for loan losses:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
	(In thousands)
Balance, at beginning of period	$22,606	$23,724	$26,748	$23,229

Provision charged to operations	41,950	1,800	51,765	3,481

Loans charged off	(25,224)	(1,159)	(40,472)	(3,183)
Recoveries	96	514	1,387	1,352

Net loans charged off	(25,128)	(645)	(39,085)	(1,831)

Balance, at end of period	$39,428	$24,879	$39,428	$24,879

          A provision for loan losses of $51.8 million was taken for the first nine months of 2008 compared to $3.5 million for the similar period in 2007, reflecting management’s updated assessments of impaired loans and concerns about the continued deterioration of economic conditions. The Company had net charge-offs of $39.1 million for the first nine months of 2008 compared to $1.8 million for the same period in 2007. At March 31, 2008, the Company charged off $10.8 million of balances related to the Large Problem Credit eliminating a substantial portion of the specific loan loss allowance previously allocated to this credit. The remaining balance outstanding on the Large Problem Credit was down to $6.9 million as of September 30, 2008, due to the charge off and net reductions of $5.7 million through the sale of assets in the second quarter of 2008, and in the third quarter of 2008, the Company took title of a substantial piece of real estate bringing the balance down by $5.3 million.
          Due to concerns about the collectibility of loan balances that could grow due to letter of credit draw downs, the Company had a reserve for losses on unfunded commitments included in other liabilities of $793,000 at September 30, 2008, up from $233,000 at December 31, 2007. This increase of $560,000 for the first nine months of 2008 was included in other expenses.
          The following table sets forth certain asset quality ratios related to the allowance for loan losses on a quarter-to-date basis as of the indicated dates.

	September 30,		December 31,		September 30,
	2008		2007		2007
Net loans charged off to average loans during quarter	3.98%		0.37%		0.13%
Provision for loan losses to total loans	6.69		0.23		0.36
Allowance for loan losses to total loans	1.58		1.08		1.24
Allowance to nonaccrual loans	0.65	x	0.54	x	0.56	x
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
          The Company’s methodology for determining the allowance for loan losses represents an estimation performed pursuant to SFAS No. 5, “Accounting for Contingencies,” and SFAS No. 114, “Accounting by Creditors for Impairment of a Loan.” The allowance reflects expected losses resulting from analyses developed through specific credit allocations for individual loans and historical loss experience for each loan category. The specific credit allocations are based on regular analyses of commercial, commercial real estate and agricultural loans over $300,000 where the internal credit rating is at or below a predetermined classification. Since June 30, 2008, nonaccrual consumer real estate loans over $300,000 were also subjected to specific allocations. These analyses involve a high degree of judgment in estimating the amount of loss associated with specific loans, including estimating the amount and timing of future cash flows and collateral values. The allowance for loan losses also includes consideration of concentrations and changes in portfolio mix and volume and other qualitative factors. In addition, regulatory agencies, as an integral part of their examinations, may require the Company to make additions to the allowance based on their judgment about information available to them at the time of their examinations.
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
Nonaccrual Loans and Nonperforming Assets
          Nonaccrual loans increased by $11.3 million to $60.5 million at September 30, 2008 from December 31, 2007, as a result of the weakened economy. The increase in nonaccrual loans included loans to two condominium developers which represent over $30.0 million of nonaccrual loans as of September 30, 2008. In the first quarter of 2008, the Company charged off $10.8 million of balances related to the Large Problem Credit. The balances related to the Large Problem Credit also decreased by a net $5.7 million in the second quarter of 2008 through the sale of assets. In July 2008, the Company took title of a substantial piece of real estate previously collateralizing bringing the balance down by $5.3 million. The Large Problem Credit accounted for $6.9 million, or 11.5%, of the nonaccrual loans at September 30, 2008 and $29.0 million, or 59.0%, at December 31, 2007. While the Company believes that the carrying value of Large Problem Credit loans at September 30, 2008 reflects management’s best current estimate of net realizable value, there can be no assurance that additional losses may not be incurred with respect to the Large Problem Credit.
          Foreclosed properties were $8.0 million at September 30, 2008, an increase of $5.8 million compared to year end mainly as a result of the $5.3 million Large Problem Credit property acquired in July 2008. Nonperforming assets were $68.5 million and 1.91% of total assets at September 30, 2008 compared to $51.4 million and 1.39% of total assets at December 31, 2007.
          The following table sets forth information on the Company’s nonaccrual loans and nonperforming assets as of the indicated dates.

	September 30,	December 31,	September 30,
	2008	2007	2007
	(Dollars in thousands)
Impaired and other loans 90 days past due and accruing	$—	$—	$—

Nonaccrual loans	$60,474	$49,173	$44,681
Foreclosed properties	8,025	2,220	2,246

Total nonperforming assets	$68,499	$51,393	$46,927

Nonaccrual loans to loans	2.42%	1.99%	2.23%
Nonperforming assets to loans and foreclosed properties	2.74	2.08	2.34
Nonperforming assets to assets	1.91	1.39	1.55

Securities
          The following tables set forth the composition of the Company’s securities portfolio by major category as of September 30, 2008.

	September 30, 2008
	Held-to-Maturity		Available-for-Sale		Total
							% of
	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized
	Cost	Value	Cost	Value	Cost	Value	Cost
	(Dollars in thousands)
Obligations of the U.S. Treasury and of U.S. government-sponsored entities	$—	$—	$267,101	$264,762	$267,101	$264,762	40.0%
Obligations of states and political subdivisions	1,252	1,237	57,475	55,375	58,727	56,612	8.8
Mortgage-backed securities	29,565	28,884	289,983	286,283	319,548	315,167	47.9
Equity securities (1)	—	—	2,749	2,749	2,749	2,749	0.4
Other bonds	—	—	19,214	9,046	19,214	9,046	2.9

Total	$30,817	$30,121	$636,522	$618,215	$667,339	$648,336	100.0%

(1)	The Company recognized a $47.8 impairment charge in the quarter ended September 30, 2008 bringing the amortized cost and fair value to $2.7 million.
          Securities available-for-sale are carried at fair value, with related unrealized net gains or losses, net of deferred income taxes, recorded as an adjustment to equity capital. At September 30, 2008, unrealized losses on securities available-for-sale were $18.3 million, or $11.4 million net of taxes, compared to unrealized losses of $23.0 million, or $13.9 million net of taxes, at December 31, 2007.
          The Company recognized an other-than-temporary impairment charge of $17.6 million at March 31, 2008 on certain FNMA and FHLMC preferred equity securities with a cost basis of $85.1 million. In September 2008, the Company sold $16.9 million of the remaining $67.5 million recognizing a $16.7 million loss. The Company recognized an additional other-than-temporary impairment charge of $47.8 million at September 30, 2008 on the remaining securities and thereby reduced the amortized cost to their fair value of $2.7 million. Management believes this impairment was primarily attributable to economic conditions at that time, FNMA and FHLMC being placed into the Federal Housing Finance Agency’s conservatorship, and the discontinued dividend payments. Since recovery did not appear likely in the near future, the Company recognized the impairment losses.
          Securities available-for-sale decreased by $92.7 million or 13.0% to $618.2 million at September 30, 2008 from December 31, 2007, mostly due to the impairments and realized losses on FHLMC and FNMA preferred equities, while the portfolio mix changed. Set forth below are other highlights of the securities portfolio.
•	U.S. Treasury and obligations of U.S. government-sponsored entities increased by $81.1 million to $264.8 million, or 40.0% of the portfolio, at September 30, 2008 compared to $183.6 million at year end. At September 30, 2008, obligations of U.S. government-sponsored entities included $262.7 million of callable debentures with maturities ranging from approximately one to ten years and call dates ranging from one to eleven months.

•	U.S. government agency and government-sponsored entity mortgage-backed securities decreased 24.5%, or $92.8 million, from $379.0 million at December 31, 2007 to $286.3 million at September 30, 2008.

•	As noted above, the Company recognized an impairment charge of $17.6 million on the FHLMC and FNMA preferred equities in the first quarter of 2008 and an additional impairment charge of $47.8 million in the third quarter of 2008 bringing the balance down to $2.7 million. During the third quarter of 2008, $16.9 million in equity securities were sold at a loss of $16.7 million.

•	Other bonds decreased by $11.8 million, or 56.6%, to $9.0 million at September 30, 2008 from $20.8 million at December 31, 2007 as a result of the decline in fair market value.

•	The securities portfolio does not contain any sub-prime or Alt-A mortgage-backed securities.
          Securities held-to-maturity decreased $6.8 million, or 18.0%, from $37.6 million at December 31, 2007 to $30.8 million at September 30, 2008. As permitted under SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” certain held-to-maturity securities with a carrying value of $4.3 million, where a substantial portion of their principal was collected, were sold in the first quarter of 2008 at a net cash loss of $30,000. These securities had paid down to an average of 6% of their original face value.
          There were no trading securities held at September 30, 2008 or December 31, 2007.
Federal Home Loan Bank Stock
          The Bank is a member of the Federal Home Loan Bank System and has borrowed funds from the Federal Home Loan Bank of Chicago (“FHLB Chicago”). As a result, it is required to hold capital stock of the FHLB Chicago. In October 2007, the FHLB Chicago announced that it entered into a consensual cease and desist order with its regulator which prohibits it from redeeming or repurchasing any capital stock from members or declaring dividends on its capital stock without prior approval. The FHLB Chicago did not pay a dividend for the fourth quarter of 2007 or any of 2008. During the first nine months of 2007, the Company held $16.0 million in FHLB Chicago stock which earned 2.8% on average. As a result of the acquisition of Northwest Suburban, the Company held $17.0 million in FHLB Chicago stock beginning October 1, 2007. The Company’s future earnings will be negatively impacted if the FHLB Chicago decides not to declare dividends in future quarters.
Cash Surrender Value of Life Insurance
          The Company’s holdings in bank-owned life insurance (“BOLI”) increased by $2.6 million during the first nine months of 2008 compared to year end from regular monthly increases in cash surrender values recognized as noninterest income. The BOLI is intended to produce revenue and offset a portion of future Supplemental Executive Retirement Plan and other employee benefit plan liabilities.

Deposits and Borrowed Funds
          The following table sets forth the composition of the Company’s deposits as of the indicated dates.

	September 30,	December 31,
	2008	2007
	(In thousands)
Noninterest-bearing demand	$334,545	$321,317

Interest-bearing demand	172,003	226,225
Money-market	224,486	291,501
Savings	129,889	129,476
Time deposits less than $100,000	682,294	633,022
Time deposits of $100,000 or more	457,653	511,743
Brokered certificates of deposit	512,134	344,864

Total interest-bearing deposits	2,178,459	2,136,831

Total	$2,513,004	$2,458,148

Total core deposits (1)	$860,923	$968,519

(1)	Includes noninterest-bearing and interest-bearing demand, money market, and savings.
          Total deposits of $2.5 billion at September 30, 2008 represented an increase of $54.9 million, or 2.2%, from December 31, 2007. Changes in the Company’s deposit mix are noted below.
•	Noninterest-bearing deposits were $334.5 million at September 30, 2008, $13.2 million more than the $321.3 million level at December 31, 2007.

•	Over the same period, interest-bearing deposits increased 1.9%, or $41.6 million to $2.2 billion at September 30, 2008 compared to December 31, 2007.

•	Total core deposits, which include demand deposit, interest-bearing demand deposit, money market, and savings accounts, decreased $107.6 million to $860.9 million at September 30, 2008 from $968.5 million at December 31, 2007.

•	Certificates of deposit under $100,000 increased $49.3 million from December 31, 2007 to $682.3 million at September 30, 2008.

•	Certificates of deposit over $100,000 decreased by $54.1 million from December 31, 2007 to $457.7 million at September 30, 2008.

•	Brokered certificates of deposit increased by $167.3 million from December 31, 2007 to $512.1 million at September 30, 2008. The Company purchased brokered certificates of deposit in order to move away from purchasing Federal funds during the financial system disruption. The underlying certificates of deposits of the brokered certificates of deposit are in denominations of less than $100,000.
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

          The Company’s recent campaigns have been promoting relationship savings accounts and other core products. In conjunction with this strategy, the Bank’s retail incentive program has shifted its focus to relationship building, with incentives being paid for cross-selling achievements. Relationship building, along with a continued focus on providing excellent customer service, is key to solidifying and growing the Bank’s customer base.
          Borrowed funds are summarized below:

	September 30,	December 31,
	2008	2007
	(In thousands)
Federal funds purchased and FRB discount window advances	$—	$81,000
Revolving note payable	20,600	2,500
Securities sold under agreements to repurchase	297,650	283,400
Federal Home Loan Bank advances	380,000	323,439
Junior subordinated debentures	60,774	60,724
Subordinated debt	15,000	—
Term note payable	55,000	70,000

Total	$829,024	$821,063

          The Company utilizes securities sold under repurchase agreements as a source of funds that do not increase the Company’s reserve requirement. The Company had $297.7 million in securities sold under repurchase agreements at September 30, 2008 compared to $283.4 million at December 31, 2007. These repurchase agreements are with primary dealers and have maturities of approximately nine to ten years with call provisions ranging from three months to one year.
          The Bank is a member of the FHLB. At September 30, 2008, total FHLB advances were $380.0 million compared to $323.4 million at year end. Such advances have maturities ranging from approximately one month to ten years and various call provisions ranging from three months to two years. At the end of the first quarter of 2008, the Company prepaid $130.0 million in FHLB advances at a weighted average rate of 4.94% and recognized a loss on the extinguishment of debt of $7.1 million. During the second quarter of 2008, the Company entered into a $100.0 million advance at a rate of 2.60% with a two year call provision and a $50.0 million advance at a rate of 2.45% with a one year call provision.
          During the fourth quarter of 2007, the Company utilized the proceeds from a $75.0 million term note from a correspondent bank to pay the cash portion of the Northwest Suburban acquisition. On March 31, 2008, the Company converted $15.0 million of this term note into subordinated debt and further reduced the remaining term note balance to $55.0 million. The remaining term note had a rate of one-month LIBOR plus 155 basis points at September 30, 2008 and matures on September 28, 2010. The subordinated debt had a rate of one-month LIBOR plus 350 basis points at September 30, 2008, matures on March 31, 2018, and qualifies as Tier 2 capital.
          The Company’s credit agreements with this correspondent bank also provide the Company with a revolving line of credit with a maximum availability of $25.0 million. This revolving line of credit had a rate of one-month LIBOR plus 155 basis points and a balance outstanding of $20.6 million at September 30, 2008 and matures on April 3, 2009.
          The revolving line of credit and term notes include the following covenants at September 30, 2008: (1) the Bank must not have nonperforming loans in excess of 3.00% of total loans, (2) the Bank must report a quarterly profit, excluding charges related to acquisitions, and (3) the Bank must remain well capitalized. In light of recent economic conditions, the Company’s increase in nonperforming assets, and impairment charges on goodwill and the FNMA and FHLMC preferred securities, the Company has sought covenant waivers on two occasions since December 31, 2007, including a request it made recently with respect to the third quarter of 2008. The net loss recognized in the third quarter of 2008 caused the Company to violate a covenant; the lender, however, agreed to conditionally waive this covenant violation pending a successful capital raise. However, if the Company fails to obtain this waiver or to maintain compliance with the covenants in future periods, it could be prevented from drawing on the short-term credit facility and it would be required to renegotiate the terms or repay the loans in full.
Capital Resources
          Stockholders’ equity decreased $167.9 million from December 31, 2007 to $207.2 million at September 30, 2008 primarily due to the losses recorded in the first and third quarters of 2008. Total capital to average risk-weighted assets decreased to 8.04% on September 30, 2008 from 10.2% on December 31, 2007. On March 31, 2008, the Company converted $15.0 million of its term note into subordinated debt, which qualifies as Tier 2 capital. Subsequent to the end of the third quarter of 2008, the Company was informed that it has received preliminary approval to receive $85.5 million of new capital in the form of preferred stock to be issued to the U.S. Treasury under the TARP Capital Purchase Program. In addition, the Company will issue warrants to the Treasury that will allow the Treasury to acquire shares of the Company’s common stock equal to $12.8 million (15% of the value of the preferred shares to be acquired). The number of shares of common stock that will be acquired upon the exercise of the warrants will be determined based upon the 20 day average trailing price ending on the last trading day prior to October 29, 2008, the date of preliminary approval. The transaction is subject to the execution of a definitive preferred stock purchase agreement with the Treasury and must be approved by the holders of the Company’s Series A preferred stock (and, therefore, the holders of the Company’s Series A depositary shares). The proceeds from the preferred stock issuance are expected to strengthen the Company’s balance sheet. If the agreement is executed and the approval received, it is expected that the preferred shares and warrants will be issued and the new capital will be received during the fourth quarter of 2008.
          The Company and its subsidiary bank are subject to regulatory capital requirements administered by federal banking agencies. Capital adequacy guidelines and prompt corrective action regulations involve quantitative measures of assets, liabilities and certain off-balance-sheet items calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by regulators about components, risk weightings and other factors, and the regulators can lower classifications in certain areas. Failure to meet various capital requirements can initiate regulatory action that could have a direct material adverse effect on the financial statements.
          The prompt corrective action regulations provide five classifications for banks, including well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized, although these terms are not used to represent overall financial condition. If adequately capitalized, regulatory approval is not required to accept brokered deposits. If undercapitalized, capital distributions are limited, as is asset growth and expansion, and plans for capital restoration are required.
          The Bank was categorized as well capitalized as of September 30, 2008. Management is not aware of any conditions or events since the most recent regulatory notification that would change the Company’s or the Bank’s categories.
          On October 3, 2008, the Emergency Economic Stabilization Act of 2008 was enacted and provides tax relief by treating the losses on sales or exchanges of FNMA and FHLMC preferred stock as ordinary losses rather than capital losses for federal income tax purposes. As a result of EESA, the Company will be allowed to treat the losses recognized on its FNMA and FHLMC preferred stock as ordinary losses in the fourth quarter of 2008 thus increasing the allowable tax benefit.
          The federal banking and thrift regulatory agencies issued an interagency statement allowing banks, bank holding companies, and thrifts (collectively, “banking organizations”) to recognize the effect of the tax change enacted in Section 301 of EESA in their third quarter 2008 regulatory capital calculations. The tables below include the effect of this tax change as allowed.

          The risk-based capital information for the Company is as follows:

	September 30,	December 31,
	2008	2007
	(In thousands)
Risk-weighted assets	$2,826,140	$2,811,423
Average assets	3,682,449	3,721,444

Capital components:
Stockholders’ equity	$207,237	$375,164
Plus: Guaranteed trust preferred securities	59,000	59,000
Less: Core deposit and other intangibles, net	(15,274)	(17,044)
Less: Goodwill	(78,862)	(160,407)
Less: Disallowed tax assets	(23,382)	—
Less: Unrealized (gains) losses on securities, net of tax	11,244	13,917
Plus: Unrealized losses on equity securities, net of tax	—	(11,768)
Plus: Other additions to Tier I capital	16,865	—

Tier I capital	176,828	258,862
Allowance for loan losses	39,428	26,748
Reserve for unfunded commitments	793	233
Disallowed allowance	(4,834)	—
Qualifying subordinated debt	15,000	—

Total risk-based capital	$227,215	$285,843

          Capital levels and minimum required levels:

	At September 30, 2008
			Minimum Required		Minimum Required
	Actual		for Capital Adequacy		to be Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Total capital to risk-weighted assets Company	$227,215	8.0%	$226,091	8.0%	n/a	n/a
Midwest Bank and Trust Company	288,660	10.3	224,943	8.0	$281,179	10.0%

Tier I capital to risk-weighted assets Company	176,828	6.3	113,046	4.0	n/a	n/a
Midwest Bank and Trust Company	253,450	9.0	112,471	4.0	168,707	6.0

Tier I capital to average assets Company	176,828	4.8	147,298	4.0	n/a	n/a
Midwest Bank and Trust Company	253,450	6.9	146,726	4.0	183,407	5.0

	At December 31, 2007
			Minimum Required		Minimum Required
	Actual		for Capital Adequacy		to be Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Total capital to risk-weighted assets Company	$285,843	10.2%	$224,814	8.0%	n/a	n/a
Midwest Bank and Trust Company	351,352	12.6	223,959	8.0	$279,949	10.0%

Tier I capital to risk-weighted assets Company	258,862	9.2	112,457	4.0	n/a	n/a
Midwest Bank and Trust Company	324,370	11.6	111,980	4.0	167,969	6.0

Tier I capital to average assets Company	258,862	7.0	148,858	4.0	n/a	n/a
Midwest Bank and Trust Company	324,370	8.7	148,407	4.0	185,508	5.0
Liquidity
          Liquidity is essential to the Company’s business. An inability to raise funds through deposits, borrowings, the sale of loans, the capital markets and other sources could have a substantial negative effect on the Company’s liquidity. The Company’s access to funding sources in amounts adequate to finance its activities could be impaired by factors that affect it specifically or the financial services industry in general. Factors that could detrimentally impact the Company’s access to liquidity sources include a decrease in the level of its business activity due to a market downturn or adverse regulatory action against it. The Company’s ability to borrow could also be impaired by factors that are not specific to it, such as a severe disruption of the financial markets or negative views and expectations about the prospects for the financial services industry as a whole as evidenced the recent turmoil faced by banking organizations and the deterioration in the domestic and worldwide credit markets deteriorates.
          The Company manages its liquidity position with the objective of maintaining access to sufficient funds to respond to the needs of depositors and borrowers and to take advantage of earnings enhancement opportunities. At September 30, 2008, the Company had cash and cash equivalents of $113.4 million. In addition to the normal inflow of funds from its securities portfolio, and repayments and maturities of loans and securities, the Company utilizes other short-term, intermediate-term and long-term funding sources such as securities sold under agreements to repurchase and overnight funds purchased from correspondent banks.
     The FHLB provides an additional source of liquidity which has been used by the Bank extensively since 1999. The Bank also has various funding arrangements with commercial and investment banks in the form of Federal funds lines, repurchase agreements, and brokered and public funds certificate of deposit programs. The Bank also has access to the Federal Reserve discount window. The Bank maintains these funding arrangements to achieve favorable costs of funds, manage interest rate risk, and enhance liquidity in the event of deposit withdrawals. The FHLB advances, repurchase agreements, public funds certificate of deposit, and Federal Reserve discount window advances are subject to the availability of collateral. The Company believes it has sufficient liquidity to meet its current and future liquidity needs. If these funding sources are not sufficient, the Company may have to acquire funds through higher-cost sources.
          The Company currently has a $25.0 million short-term revolving line of credit and $55.0 million term note with a single lender. As of September 30, 2008, $20.6 million was outstanding under the revolving line of credit and $55.0 million outstanding under the term loan. These loans are secured by the stock of the Bank. The Company is obligated to meet certain covenants under the loan agreement relating to these loans. In the event it fails to meet any of these covenants, the lender may declare all amounts due under these loans immediately payable. Under these circumstances, if the Company were unable to replace these loans with other funding sources, it could have a material adverse effect on its liquidity. In light of recent economic conditions, the Company’s increase in nonperforming assets, and impairment charges on goodwill and the FNMA and FHLMC preferred securities, the Company has sought covenant waivers on two occasions since December 31, 2007, including a request it made recently with respect to the third quarter of 2008. The net loss recognized in the third quarter of 2008 caused the Company to violate a covenant; the lender, however, agreed to conditionally waive this covenant violation pending a successful capital raise. However, if the Company fails to obtain this waiver or to maintain compliance with the covenants in future periods, it could be prevented from drawing on the short-term credit facility and it would be required to renegotiate the terms or repay the loans in full.
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

ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES
ABOUT MARKET RISK
Interest Rate Sensitivity Analysis
     The Company performs a net interest income analysis as part of its asset/liability management practices. Net interest income analysis measures the change in net interest income in the event of hypothetical changes in interest rates. This analysis assesses the risk of change in net interest income in the event of sudden and sustained 1.0% and 2.0% increases and 1.0% decrease in market interest rates. The table below presents the Company’s projected changes in net interest income for the various rate shock levels at September 30, 2008 and December 31, 2007, respectively.

	Change in Net Interest Income Over One Year Horizon
					Guideline
	September 30, 2008		December 31, 2007		Maximum
	Dollar	%	Dollar	%	%
	Change	Change	Change	Change	Change
	(Dollars in thousands)
+200 bp	$7,814	11.32%	$(2,161)	(2.36)%	(10.0)%
+100 bp	3,824	5.54	694	0.76	—
-100 bp	(3,072)	(4.45)	(225)	(0.25)	—
          As shown above, at September 30, 2008, the effect of an immediate 200 basis point increase in interest rates would increase the Company’s net interest income by 11.32%, or $7.8 million. The effect of an immediate 100 basis point reduction in rates would decrease the Company’s net interest income by 4.45%, or $3.1 million. Overall net interest income sensitivity remains within the Company’s and recommended regulatory guidelines.
          The changes in net interest income over the one year horizon for September 30, 2008 under the down 1.0% interest rate scenarios are reflective of optionality in the investment securities portfolio. As rates decline, the callable U.S. government-sponsored entity debentures in the investment securities portfolio are expected to be called and the proceeds re-invested at lower yields. In a rising rate environment, yields on floating rate loans and investment securities are expected to re-price upwards more quickly than the cost of funds. The Company believes it manages such volatility to acceptable levels and is being appropriately compensated for the additional risk.

ITEM 4 – CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
          As of the end of the period covered by this report, an evaluation was performed under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer of the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 240.13a-15(e)). Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2008 to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms.
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
          Among the factors that could have an impact on the Company’s ability to achieve operating results, growth plan goals, and the beliefs expressed or implied in forward-looking statements are:
•	Management’s ability to effectively manage interest rate risk and the impact of interest rates in general on the volatility of the Company’s net interest income;

•	Fluctuations in the value of the Company’s investment securities;

•	The ability to attract and retain senior management experienced in banking and financial services;

•	The sufficiency of the allowance for loan losses to absorb the amount of actual losses inherent in the existing portfolio of loans;

•	The ability to ultimately collect on the Large Problem Credit;

•	The Company’s ability to adapt successfully to technological changes to compete effectively in the marketplace;

•	Credit risks and risks from concentrations (by geographic area and by industry) within the Bank’s loan portfolio and individual large loans;

•	The effects of competition from other commercial banks, thrifts, mortgage banking firms, consumer finance companies, credit unions, securities brokerage firms, insurance companies, money market and other mutual funds, and other financial institutions operating in the Company’s market or elsewhere or providing similar services;

•	The failure of assumptions underlying the establishment of the allowance for loan losses and estimation of values of collateral or cash flow projections and various financial assets and liabilities;

•	Volatility of rate sensitive deposits;

•	Operational risks, including data processing system failures or fraud;

•	Liquidity risks;

•	The ability to sell our preferred stock and warrants to the U.S. Treasury;

•	The failure of the holders of the Series A preferred stock to approve the issuance of the Company’s preferred stock to the U.S. Treasury;

•	The ability of the Company to raise additional capital in order to obtain the waiver of its lender of the covenant violation;

•	The ability to successfully acquire low cost deposits or funding;

•	The ability to successfully execute strategies to increase noninterest income;

•	The ability of the Company to fully realize expected cost savings and revenues in connection with acquisitions, or the ability to realize them on a timely basis;

•	The risk of borrower, depositor, and other customer attrition after acquisitions are completed;

•	Changes in the economic environment, competition, or other factors that may influence the anticipated growth rate of loans and deposits, the quality of the loan portfolio and loan and deposit pricing, and the Company’s ability to successfully pursue acquisition and expansion strategies and integrate any acquired companies;

•	The impact from changes in federal and state tax laws relating to certain tax structures of the Company including an 80/20 company which holds a portion of the Company’s securities portfolio and a real estate investment trust which holds certain real estate loans previously held by the Bank;

•	The impact from liabilities arising from legal or administrative proceedings on the financial condition of the Company;

•	The ability of the Bank to pay dividends to the Company;

•	The Company’s ability to pay cash dividends on its common stock;

•	Possible administrative or enforcement actions of banking regulators in connection with any material failure of the Company or the Bank to comply with banking laws, rules or regulations;

•	Possible administrative or enforcement actions of the SEC in connection with the SEC inquiry of the restatement of the Company’s September 30, 2002 financial statements;

•	Governmental monetary and fiscal policies, as well as legislative and regulatory changes, that may result in the imposition of costs and constraints on the Company through higher FDIC insurance premiums, significant fluctuations in market interest rates, increases in capital requirements, and operational limitations;

•	Changes in general economic or industry conditions, nationally or in the communities in which the Company conducts business;

•	Changes in accounting principles, policies, or guidelines affecting the business conducted by the Company;

•	Acts of war or terrorism; and

•	Other economic, competitive, governmental, regulatory, and technical factors affecting the Company’s operations, products, services, and prices.
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
Item 1A. Risk Factors
Conditions in the financial markets may limit the Company’s access to additional funding to meet its liquidity needs.
          Liquidity is essential to the Company’s business. An inability to raise funds through deposits, borrowings, the sale of loans, the capital markets and other sources could have a substantial negative effect on the Company’s liquidity. The Company’s access to funding sources in amounts adequate to finance its activities could be impaired by factors that affect it specifically or the financial services industry in general. Factors that could detrimentally impact the Company’s access to liquidity sources include a decrease in the level of its business activity due to a market downturn or adverse regulatory action against it. The Company’s ability to borrow could also be impaired by factors that are not specific to us, such as a severe disruption of the financial markets or negative views and expectations about the prospects for the financial services industry as a whole as evidenced by the recent turmoil faced by banking organizations in the domestic and worldwide credit markets deteriorates.

          The Bank derives liquidity through core deposit growth, maturity of money market investments, and maturity and sale of investment securities and loans. Additionally, the Bank has access to financial market borrowing sources on an unsecured, and a collateralized basis for both short-term and long-term purposes including, but not limited to, the Federal Reserve and Federal Home Loan Banks; the Bank is a member of both. If these funding sources are not sufficient, the Company may have to acquire funds through higher-cost sources.
          The Company currently has a $25.0 million short-term revolving line of credit and $55.0 million term note with a single lender. As of September 30, 2008, $20.6 million was outstanding under the revolving line of credit and $55.0 million outstanding under the term loan. These loans are secured by the stock of the Bank. The Company is obligated to meet certain covenants under the loan agreement relating to these loans. In the event it fails to meet any of these covenants, the lender may declare all amounts due under these loans immediately payable. Under these circumstances, if the Company were unable to replace these loans with other funding sources, it could have a material adverse effect on its liquidity.

          In light of recent economic conditions, the increase in nonperforming assets, and the impairment charges on goodwill and the FNMA and FHLMC preferred securities, the Company has sought covenant waivers on two occasions since December 31, 2007, including a request it made recently with respect to the Company’s third quarter 2008. The net loss recognized in the third quarter of 2008 caused the Company to violate a covenant; the lender, however, agreed to conditionally waive this covenant violation pending a successful capital raise. However, if the Company fails to obtain this waiver or to maintain compliance with the covenants in future periods, it could be prevented from drawing on the short-term credit facility and it would be required to renegotiate the terms or repay the loans in full.
          The Bank is not expected to pay dividends to Midwest for the balance of 2008 and will only be able to pay dividends in 2009 upon receipt of regulatory approval. The Company’s annual debt service currently includes approximate $6.8 million in annual interest expense related to its debt and trust preferred securities and $3.3 million in annual dividend obligations on our Series A Preferred Stock. As of September 30, 2008, the Company had $5.0 million in cash on hand. In the event the Bank is unable to pay dividends to the Company, it may not be able to service debt, pay obligations or pay dividends on its Series A Preferred Stock (and, therefore, our Series A depository shares) or our common stock.

If the Company is required to write down goodwill and other intangible assets or if it is required to mark-to-market certain of its assets or reduce its deferred tax assets by a valuation allowance, its financial condition and results of operations would be negatively affected.
     When the Comapny acquires a business, a portion of the purchase price of the acquisition may be allocated to goodwill and identifiable intangible assets. The amount of the purchase price which is allocated to goodwill is determined by the excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired. At September 30, 2008, the Company’s goodwill and identifiable intangible assets were approximately $94.1 million. Under generally accepted accounting principles, if the Company determines that the carrying value of its goodwill or intangible assets is impaired, the Company is required to write down the value of these assets. The Company conducts an annual review to determine whether goodwill and identifiable intangible assets are impaired.
     The Company’s goodwill and intangible assets are reviewed annually for impairment as of September 30th of each year. This review is usually conducted with the assistance of a third party valuation specialist. In conducting the review, the market value of the Company’s common stock, estimated control premiums, projected cash flow and various pricing analyses are all taken into consideration to determine if the fair value of the assets and liabilities in its business exceed their carrying amounts.
     On September 30, 2008, the Company recorded a non-cash goodwill impairment charge of $80.0 million. This goodwill impairment charge was not tax deductible, did not impact its tangible equity or regulatory capital ratios, and did not adversely affect its overall liquidity position. It is classified as a noninterest expense item.
     A goodwill impairment test also could be triggered between annual testing dates if an event occurs or circumstances change that would more likely than not reduce the fair value below the carrying amount. Examples of those events or circumstances would include the following:
•	Significant adverse change in business climate;

•	Significant unanticipated loss of clients/assets under management;

•	Unanticipated loss of key personnel;

•	Sustained periods of poor investment performance;

•	Significant loss of deposits or loans;

•	Significant reductions in profitability; or

•	Significant changes in loan credit quality.
     The Company cannot assure that it will not be required to take goodwill impairment charges in the future. Any impairment charge would have a negative effect on its stockholders’ equity and financial results.
     If an impairment charge is significant enough to result in negative net income for the period, it could affect the ability of the Bank to upstream dividends to the Company, which could have a material adverse effect on the Company’s liquidity and its ability to pay dividends to stockholders.
     If the Company decides to sell a loan or a portfolio of loans it is required to classify those loans as held for sale, which requires us to carry such loans at the lower of cost or market. If it decides to sell loans at a time when the fair market value of those loans is less than their carrying value, the adjustment will result in a loss. The Company may from time to time decide to sell particular loans or groups of loans, for example to resolve classified loans, and the required adjustment could negatively affect its financial condition or results of operations.
     The Company is required, under Generally Accepted Accounting Principles, to assess the need for a valuation allowance on its deferred tax assets. If, based on the weight of available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized, the Company would be required to reduce its deferred tax assets by a valuation allowance and increase income tax expense.
The Company’s cost of funds for banking operations may increase as a result of general economic conditions, interest rates and competitive pressures.

          The Bank has traditionally obtained funds principally through deposits and borrowings. As a general matter, deposits are a cheaper source of funds than borrowings, because interest rates paid for deposits are typically less than interest rates charged for borrowings. Historically and in comparison to commercial banking averages, the Bank has had a higher percentage of its time deposits in denominations of $100,000 or more. Within the banking industry, the amounts of such deposits are generally considered more likely to fluctuate than deposits of smaller denominations. If, as a result of general economic conditions, market interest rates, competitive pressures or otherwise, the value of deposits at the Bank decrease relative to its overall banking operations, the Bank may have to rely more heavily on borrowings as a source of funds in the future.
          Changes in the mix of the Company’s funding sources could have an adverse effect on our income. Almost 34.3% of the Company’s funding sources are in lower-rate transactional deposit accounts. Market rate increases or competitive pricing could heighten the risk of moving to higher-rate funding sources, which would cause an adverse impact on its net income.
A large percentage of the Company’s loans are collateralized by real estate, including its construction loans, and an adverse change in the real estate market may result in losses and adversely affect its profitability.
     A majority of the Company’s loan portfolio is comprised of loans at least partially collateralized by real estate; a substantial portion of this real estate collateral is located in the Chicago market. As of September 30, 2008, commercial real estate loans, where a portion of the collateral consists of real estate, totaled $1.1 billion, or 45.9% of its total loan portfolio, and construction loans, including land acquisition and development loans, totaled an additional $445.5 million, or 17.9% of its total loan portfolio.
     Based on source of re-payment, as of September 30, 2008, commercial real estate loans totaled $692.0 million, or 27.7% of the Company’s total loan portfolio, and construction loans, including land acquisition and development, totaled an additional $396.6 million, or 15.9% of its total loan portfolio.
     An adverse change in the economy affecting real estate values generally or in the Chicago market specifically could significantly impair the value of the Company’s collateral and its ability to sell the collateral upon foreclosure. In the event of a default with respect to any of these loans, amounts received upon sale of the collateral may be insufficient to recover outstanding principal and interest on the loans. As a result, the Company’s profitability could be negatively impacted by an adverse change in the real estate market.
     Construction and land acquisition and development lending involve additional risks because funds may be advanced based upon values associated with the completed project, which is uncertain. Because of the uncertainties inherent in estimating construction costs, as well as the market value of the completed project and the effects of governmental regulation of real property, in a timely fashion at a reasonable price it is relatively difficult to evaluate accurately the total funds required to complete a project and the related loan-to-value ratio. As a result, construction loans often involve the disbursement of substantial funds with repayment dependent, in part, on the success of the ultimate project and the ability of the borrower to sell or lease the property, rather than the ability of the borrower or guarantor to repay principal and interest. If the Company’s appraisal of the anticipated value of the completed project proves to be overstated, the Company may have inadequate security for the loan.
While the Company attempts to manage the risk from changes in market interest rates, interest rate risk management techniques are not exact. In addition, the Company may not be able to economically hedge its interest rate risk. A rapid or substantial increase or decrease in interest rates could adversely affect its net interest income and results of operations.
          The Company’s net income depends primarily upon its net interest income. Net interest income is income that remains after deducting, from total income generated by earning assets the interest expense attributable to the acquisition of the funds required to support earning assets. Income from earning assets includes income from loans, investment securities and short-term investments. The amount of interest income is dependent on many factor, including the volume of earning assets, the general level of interest rates, the dynamics of changes in interest rates and the levels of nonperforming loans, The cost of funds varies with the amount of funds required to support earning assets, the rates paid to attract and hold deposits, rates paid on borrowed funds and the levels of non-interest-bearing demand deposits and equity capital.
          Different types of assets and liabilities may react differently, and at different times, to changes in market interest rates. The Company expects that it will periodically experience “gaps” in the interest rate sensitivities of its assets and liabilities. That means either its interest-bearing liabilities will be more sensitive to changes in market interest rates than its interest earning assets, or vice versa. When interest-bearing liabilities mature or reprice more quickly than interest earning assets, an increase in market rates of interest could reduce the Company’s net interest income. Likewise, when interest-earning assets mature or reprice more quickly than interest-bearing liabilities, falling interest rates could reduce net interest income. The Company is unable to predict changes in market interest rates which are affected by many factors beyond its control including inflation, recession, unemployment, money supply, domestic and international events and changes in the United States and other financial markets. Based on its net interest income simulation model, if market interest rates were to increase immediately by 100 or 200 basis points (a parallel and immediate shift of the yield curve) net interest income would be expected to increase by 5.5% and 11.3%, respectively, from what it would be if rates were to remain at September 30, 2008 levels. An immediate 100 basis point parallel decline in market rates would be expected to decrease net interest income by 4.5% from what it would be if rates were to remain at September 30, 2008 levels. The actual amount of any increase or decrease may be higher or lower than that predicted by the Company’s simulation model. Net interest income is not only affected by the level and direction of interest rates, but also by the shape of the yield curve, relationships between interest sensitive instruments and key driver rates, as well as balance sheet growth, client loan and deposit preferences and the timing of changes in these variables.

      The Company attempts to manage risk from changes in market interest rates, in part, by controlling the mix of interest rate-sensitive assets and interest rate-sensitive liabilities. The Company continually reviews its interest rate risk position and modifies its strategies based on projections to minimize the impact of future interest rate changes. The Company also uses financial instruments with optionality to modify its exposure to changes in interest rates. However, interest rate risk management techniques are not exact. A rapid increase or decrease in interest rates could adversely affect results of operations and financial performance.
As a bank holding company that conducts substantially all of the Company’s operations through its subsidiaries, its ability to pay dividends, repurchase its shares or to repay its indebtedness depends upon liquid assets held by the bank holding company and the results of operations of the Company’s subsidiaries.
      The Company is a separate and distinct legal entity from its subsidiaries and it receives substantially all of its revenue from dividends from its subsidiaries.
      The Company’s net income depends primarily upon its net interest income. Net interest income is income that remains after deducting from total income generated by earning assets the interest expense attributable to the acquisition of the funds required to support earning assets. Income from earning assets includes income from loans, investment securities and short-term investments. The amount of interest income is dependent on many factors including the volume of earning assets, the general level of interest rates, the dynamics of changes in interest rates and the levels of nonperforming loans. The cost of funds varies with the amount of funds necessary to support earning assets, the rates paid to attract and hold deposits, rates paid on borrowed funds and the levels of noninterest-bearing demand deposits and equity capital.
The widespread effect of falling housing prices on financial markets could adversely affect the Company’s profitability, liquidity, and financial condition.
      Turmoil in the financial markets, precipitated by falling housing prices and rising delinquencies and foreclosures, has negatively impacted the valuation of securities supported by real estate collateral, including certain securities owned by the Company. The Company relies on its investment securities portfolio as a source of net interest income and as a means to manage its funding and liquidity needs. If defaults in the underlying collateral are such that the security can no longer meet its debt service requirements, the Company’s net interest income, cash flows, and capital will be reduced.
The Company needs the permission of the holders of two-thirds of our Series A depositary shares in order to be able to issue $85.5 million of Series T Preferred Stock to the U.S. Treasury.
      On November 3, 2008, the Company announced that we had received preliminary approval to sell up to $85.5 million of preferred stock to the U.S. Treasury under its TARP Capital Purchase Program, the Program. In addition, the Company will issue warrants to the Treasury warrants which will allow the U.S. Treasury to acquire $12.8 million of its common stock (15% of the value of the preferred shares to be acquired).
      If the Company participates in the Program, its board of directors will designate a new series of the preferred stock (the Series T Preferred Stock) as authorized by the Company’s amended and restated certificate of incorporation. The Company will sell the Series T Preferred Stock to the U.S. Treasury for cash consideration in an amount up to $85.5 million.
      In order to participate in the Program, the Company must, among other things, enter into a securities purchase agreement with the U.S. Treasury and issue a warrant for its common stock to the U.S. Treasury. In addition, the Company must obtain the approval of the holders of two-thirds of its issued and outstanding depositary shares each of which represents a 1/100th of an interest in a share of our Series A Noncumulative Redeemable Convertible Perpetual Preferred Shares, the Series A Preferred Stock. If the Company is unable to consummate the Series T proposal, we may face an extended period of time, or be unable, to return to sustained profitability supporting the payment of cash dividends on its preferred and common stocks.
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
Date: November 10, 2008

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