Form 10-K
period 2008-12-31
MIDWEST BANC HOLDINGS INC
filed 2009-03-11
CIK 1051379

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008
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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐     No ☑

The aggregate market value of the voting and nonvoting common equity held by nonaffiliates of the registrant on June 30, 2008, based on the last sales price quoted on the NASDAQ Global Market System on that date, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $135.7 million.

As of March 10, 2009, the number of shares outstanding of the registrant’s common stock, par value $0.01 per share, was 27,924,779.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Company’s Proxy Statement for the 2009 Annual Meeting of Stockholders are incorporated by reference into Part III.

MIDWEST BANC HOLDINGS, INC.

FORM 10-K

PART I

Item 1.	Business

The Company

Midwest Banc Holdings, Inc., the Company, a Delaware corporation founded in 1983, is a community-based bank holding company headquartered in Melrose Park, Illinois. Through its wholly owned subsidiaries, the Company provides a wide range of services, including traditional banking services, personal and corporate trust services, and insurance brokerage and retail securities brokerage services. The Company’s principal operating subsidiary is Midwest Bank and Trust Company, the Bank, an Illinois state bank that operates 27 banking centers in the Chicago metropolitan area. The Company operates in one business segment, community banking, providing a full range of services to individual and corporate customers. Midwest Financial and Investment Services, Inc., a subsidiary of the Bank, is a Financial Industry Regulatory Authority, FINRA, registered broker/dealer that provides securities brokerage and insurance services to customers of the Bank.

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

Recent Developments

On January 29, 2009, the Company announced that Jay Fritz had been appointed to serve as its President and Chief Executive Officer, and that the Bank appointed Mr. Fritz to serve as its Chief Executive Officer. Mr. Fritz has served as Executive Vice President of the Company and President and Chief Operating Officer of the Bank since July of 2006. Mr. Fritz is a seasoned executive with over thirty years of banking experience. Prior to joining the Company, he served as Chairman and Chief Executive Officer of Royal American Bank, which was acquired by the Company in July of 2006. He has served as Chief Executive Officer of First Chicago Bank of Mt. Prospect, Illinois, and has held various management positions at Northern Trust, First National Bank of Libertyville and Continental Illinois National Bank. Mr. Fritz replaced James J. Giancola.

In response to the financial crises affecting the overall banking system and financial markets, on October 3, 2008, the Emergency Economic Stabilization Act of 2008, EESA, was enacted. Under the EESA, the United States Treasury Department (the “U.S. Treasury”) has the authority to, among other things, purchase mortgages, mortgage backed securities and certain other financial instruments from financial institutions for the purpose of stabilizing and providing liquidity to the U.S. financial markets.

On October 3, 2008 the Troubled Asset Relief Program, TARP, became effective. The TARP gave the U.S. Treasury authority to deploy up to $700 billion into the financial system with an objective of improving liquidity in capital markets. On October 14, 2008, the U.S. Treasury announced plans to direct $250 billion of this authority into preferred stock investments in financial institutions. The general terms of this preferred stock program are as follows for a participant: pay 5% dividends on the U.S. Treasury’s preferred stock for the first five years and 9% dividends thereafter; cannot increase common stock dividends for three years while Treasury is an investor without their permission; the U.S. Treasury receives warrants entitling it to buy a participant’s common stock equal to 15% of the U.S. Treasury’s total initial investment in the participant; and the participating company’s executives must agree to certain compensation restrictions, and restrictions on the amount of executive compensation which is tax deductible and other detailed terms and conditions. The term of this preferred stock program could reduce investment returns to participating companies’ stockholders by restricting dividends to common stockholders, diluting existing stockholders’ interests, and restricting capital management practices. The TARP capital purchase program is a voluntary program designed to help healthy institutions build capital to support the U.S. economy by increasing the flow of financing to U.S. businesses and consumers.

Although the Company exceeded all applicable regulatory capital requirements, it submitted an application for participation in the TARP capital purchase program and it sold 84,784 shares of Series T preferred stock to the U.S. Treasury for an aggregate purchase price of $84.784 million and issued a warrant to the U.S. Treasury which will allow it to acquire 4,282,020 shares of its common stock for $2.97 per share. The Series T preferred stock qualifies as Tier 1 capital and will pay cumulative dividends at a rate of 5% per annum for the first five years, and 9% per annum thereafter. The senior preferred stock is non-voting, other than class voting rights on certain matters that could amend the rights of or adversely affect the stock.

If the Company completes one or more qualified equity offerings on or prior to December 31, 2009 that result in its receipt of aggregate gross proceeds of not less than $84.784 million, which is equal to 100% of the aggregate liquidation preference of the Series T preferred stock, the number of shares of common stock underlying the warrant then held by the selling securityholders will be reduced by 50% to 2,141,010 shares. The number of shares for which the warrant may be exercised and the exercise price applicable to the warrant will be proportionately adjusted in the event the Company pays stock dividends or makes distributions of its common stock, subdivides, combines or reclassifies outstanding shares of its common stock.

The Federal Deposit Insurance Corporation, FDIC, insures deposits at FDIC insured financial institutions up to certain limits. The FDIC charges insured financial institutions premiums to maintain the Deposit Insurance Fund. Current economic conditions have increased expectations for bank failures, in which case the FDIC would take control of failed banks and ensure payment of deposits up to insured limits using the resources of the Deposit Insurance Fund. In 2009, the FDIC plans to increase premium assessments to maintain adequate funding of the Deposit Insurance Fund. Assessment rates set by the FDIC effective December 5, 2009 range from 5 to 43 basis points. These increases in premium assessments will increase the Company’s expenses. See “Item 1. Business — Supervision and Regulation — FDIC Insurance Premiums on Deposit Accounts.”

On February 27, 2009, the FDIC board agreed to impose an emergency special assessment of 20 basis points on all banks to restore the Deposit Insurance Fund to an acceptable level. The assessment, which will be payable on September 30, 2009, is in addition to a planned increase in premiums and a change in the way regular premiums are assessed, which the board also approved on that date. This emergency special assessment for the Company is projected to be $5.0 million based on December 31, 2008 data.

The EESA included a provision for an increase in the amount of deposits insured by the FDIC to $250,000 until December 2009. On October 14, 2008, the FDIC announced a new program, the Temporary Liquidity Guarantee Program, that provides unlimited deposit insurance on funds in noninterest-bearing transaction deposit accounts not otherwise covered by the existing deposit insurance limit of $250,000. The Company has elected to participate in the Temporary Liquidity Guarantee Program and will incur a 10 basis point surcharge as a cost of participation. The behavior of depositors in regard to the level of FDIC insurance could cause the Company’s existing customers to reduce the amount of deposits held at the Company, and or could cause new customers to open deposit accounts. The level and composition of the Company’s deposit portfolio directly impacts its funding cost and net interest margin.

The EESA followed, and has been followed by, numerous actions by the Federal Reserve, the U.S. Congress, U.S. Treasury, the FDIC, the SEC and others to address the current liquidity and credit crisis that has followed the sub-prime meltdown that commenced in 2007. These measures include homeowner relief that encourage loan restructuring and modification; the establishment of significant liquidity and credit facilities for financial institutions and investment banks; the lowering of the federal funds rate; emergency action against short selling practices; a temporary guaranty program for money market funds; the establishment of a commercial paper funding facility to provide back-stop liquidity to commercial paper issuers; and coordinated international efforts to address illiquidity and other weaknesses in the banking sector.

On February 17, 2009, President Barack Obama signed the American Recovery and Reinvestment Act of 2009, ARRA, more commonly known as the economic stimulus or economic recovery package. ARRA includes a wide variety of programs intended to stimulate the economy and provide for extensive infrastructure, energy, health and education needs. In addition, ARRA imposes new executive compensation and corporate governance limits on current and future participants in TARP, including the Company, which are in addition to those previously announced by U.S. Treasury. The new limits remain in place until the participant has redeemed the preferred stock sold to U.S. Treasury, which is now permitted under ARRA without penalty and without the need to raise new capital, subject to U.S. Treasury’s consultation with the recipient’s appropriate federal regulator.

There can also be no assurance as to the actual impact that the EESA, the ARRA and other programs will have on the financial markets, including the extreme levels of volatility and limited credit availability currently being experienced. The failure of the EESA, the ARRA and other programs to stabilize the financial markets and a continuation or worsening of current financial market conditions could materially and adversely affect our business, financial condition, results of operations, access to credit or the trading price of our common stock.

The EESA and the ARRA are relatively new legislation and, as such, is subject to change and evolving interpretation. This is particularly true given the change in administration that occurred on January 20, 2009. There can be no assurances as to the effects that such changes will have on the effectiveness of the EESA or on our business, financial condition or results of operations.

The purpose of these legislative and regulatory actions is to stabilize the U.S. banking system. The EESA, the ARRA and the other regulatory initiatives described above may not have their desired effects. If the volatility in the markets continues and economic conditions fail to improve or worsen, our business, financial condition, results of operations and cash flows could be materially and adversely affected.

2008 Developments

The Company recognized a non-cash, non-operating, other-than-temporary impairment charge of $47.8 million at September 30, 2008 on certain FNMA and FHLMC preferred equity securities similar to the impairment charge of $17.6 million taken in the first quarter of 2008. In September 2008, the Company sold a portion of its FNMA and FHLMC preferred equity securities recognizing a $16.7 million loss. It also recognized an impairment charge of $80.0 million on its goodwill intangible asset based upon an appraisal by an independent third party. The decline in value was primarily the result of a decline in market capitalization. During 2008, the Company recognized net loan charge-offs of $54.1 million and recorded a $71.8 million loan loss provision, reflecting management’s updated assessments of impaired loans and concerns about the continued deterioration of economic conditions. During the first quarter of 2008, the Company also incurred a $7.1 million loss on the early extinguishment of debt arising from the prepayment of $130.0 million in FHLB advances, and recognized a $15.2 million gain on the sale of real estate.

On December 16, 2008, the Board of Directors of the Company and the Bank elected Percy L. Berger Chairman of the Board of Directors of the Company and the Bank effective December 31, 2008. Mr. Berger replaced Homer J. Livingston, Jr. who resigned as a Director and Chairman of the Company and the Bank effective December 31, 2008.

2007 Developments

On October 1, 2007, the Company completed its acquisition of Northwest Suburban Bancorp, Inc., Northwest Suburban, in a cash and stock merger transaction. At acquisition, Northwest Suburban had total assets of $546.2 million. The agreement and plan of merger provided that the Company’s stock comprised up to 45% of the purchase price, at an exchange ratio of 2.4551 shares of Company common stock for each Northwest Suburban common share, and that the remainder be paid in cash at the rate of $42.75 for each share of Northwest Suburban common stock. The Company issued 3.7 million shares of common stock, paid $81.2 million in cash, and incurred $414,000 in costs which were capitalized for a total purchase price of $136.7 million. The Company used the proceeds from a $75.0 million term note under a borrowing facility it has with a correspondent bank to pay for a portion of the cash requirement of the acquisition. The term note had an initial rate of one-month LIBOR plus 140 basis points and matures on September 28, 2010.

This acquisition added five more branches and made the Company, based on deposits, the 17th largest bank in the Chicago area as well as expanding the Company’s geographic footprint in the northwest suburbs. Northwest Suburban’s branch locations in Des Plaines, Lakemoor, Lake Zurich, Mount Prospect, and North Barrington provided a complimentary addition to the Company’s branches in northwest Cook, Kane, Lake, and McHenry counties. In addition, the Company believes that this acquisition contributed to the expansion and diversification of its loan portfolio, its deposit base, and its noninterest income.

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

Expand and diversify loan portfolio.  The Company has increased its staff of commercial loan officers and will continue to recruit or develop internally the best lending talent in the marketplace. Through acquisitions made in 2006 and 2007, the Company significantly enhanced loan portfolio diversification along with adding seasoned management with strong credit and new business development skills. Growth is expected in commercial and industrial lending, as construction lending continues to decline as a percentage of the total loan portfolio. The Company will continue to seek out quality real estate loans, using appropriate underwriting standards, in order to build strong borrower relationships as opposed to transaction volume. All loan growth will be consistent with serving our market while maintaining appropriate levels of liquidity and ensuring a safe and secure environment for our depositors.

Expand deposit base.  To fund loan growth, the Company is focused on core deposit generation, including demand, interest-bearing demand, money market, and savings deposits. Acquisitions in 2006 and 2007 added strong core deposit bases. The Company has changed and expanded staffing and management at its banking centers and initiated a number of customer outreach initiatives to expand deposits in a highly competitive market. The Company maintains a performance-driven sales environment and seeks to increase customer activity in its branches. The competitive Chicago market continues to be a challenging environment for attracting low cost core deposits.

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

The Company continues to pursue opportunities to control expenses. In July 2007, the Company entered into a joint marketing arrangement with the largest privately held mortgage bank in Chicago. Through this arrangement, approximately fifteen of the Company’s employees became employees of this mortgage bank, eliminating the fixed costs and inherent risks associated with this very cyclical business. This also enabled the Company to offer its customers an even broader array of residential mortgage products.

Certain information with respect to the Bank and the Company’s nonbank subsidiaries as of December 31, 2008, is set forth below:

			Number of
			Banking Centers
Company Subsidiaries	Headquarters	Market Area	or Offices

Banks:
Midwest Bank and Trust Company	Elmwood Park, IL	Algonquin, Bensenville, Bloomingdale, Buffalo Grove, Chicago, Des Plaines, Downers Grove, Elgin, Elmwood Park, Franklin Park, Glenview, Hinsdale, Inverness, Island Lake, Lakemoor, Long Grove, McHenry, Melrose Park, Mount Prospect, Naperville, Norridge, North Barrington, Roselle, and Union	27
Non-banks:
MBTC Investment Company	Las Vegas, NV	*	2
Midwest Funding, L.L.C.	Melrose Park, IL	**	1
MBHI Capital Trust III	Melrose Park, IL	***	—
MBHI Capital Trust IV	Melrose Park, IL	***	—
MBHI Capital Trust V	Melrose Park, IL	***	—
Royal Capital Trust I	Melrose Park, IL	***	—
Northwest Capital Trust I	Melrose Park, IL	***	—
Midwest Financial and Investment
Services, Inc.	Elmwood Park, IL	****	24

*	Provides additional investment portfolio management to the Bank.

**	Provides real estate management services to the Bank.

***	The trust is a statutory business trust formed as a financing subsidiary of the Company.

****	Provides securities brokerage services.

History

The Bank

Midwest Bank and Trust Company was established in 1959 in Elmwood Park, Illinois to provide community and commercial banking services to individuals and businesses in the neighboring western suburbs of Chicago. The Company has pursued growth opportunities through acquisitions and the establishment of new branches. The more recent are described below.

•	On July 1, 2006, the Company completed its acquisition of Royal American. The Company issued 2.9 million common shares, paid $64.6 million in cash, and incurred $795,000 in costs that were capitalized for a total purchase price of $129.2 million. Royal American Bank merged into the Bank on July 1, 2006. Royal American had total assets of $561.2 million.

•	On October 1, 2007, the Company completed its acquisition of Northwest Suburban. The Company issued 3.7 million common shares, paid $81.2 million in cash, and incurred $414,000 in costs which were capitalized for a total purchase price of $136.7 million. Mount Prospect National Bank merged into the Bank on October 1, 2007. Northwest Suburban had total assets of $546.2 million.

•	During December 2008, the Company closed two unprofitable branches located in Addison and Lake Zurich, Illinois. The Company also took steps to relocate its Bucktown and Michigan Avenue Chicago branches and to open a second branch in the downtown Chicago business district.

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

The Company formed four statutory trusts between October 2002 and June 2005 to issue $54.0 million in floating-rate trust preferred securities. Through the Royal American merger in July 2006, the Company acquired a statutory trust that in April 2004 had issued $10.0 million in trust preferred securities which have a fixed rate until the optional redemption date of July 23, 2009 and a floating rate thereafter until maturity. Through the Northwest Suburban merger in October 2007, the Company acquired a statutory trust that in May 2004 had issued $10.0 million in floating-rate trust preferred securities. These offerings were pooled private placements exempt from registration under the Securities Act pursuant to Section 4(2) thereunder. In November 2007, the Company redeemed $15.0 million in trust preferred securities originally issued through MBHI Capital Trust II. The Company has provided a full, irrevocable, and unconditional subordinated guarantee of the obligations of the five existing trusts under the preferred securities. The Company is obligated to fund dividends on these securities before it can pay dividends on its shares of common and preferred stock. See Note 13 to the Notes to the Consolidated Financial Statements. These five trusts and their trust preferred securities are detailed below as follows:

				Mandatory	Optional
				Redemption	Redemption
Issuer	Issue Date	Amount	Rate	Date	Date(1)
		(In thousands)

MBHI Capital Trust III	December 19, 2003	$9,000	LIBOR+3.00%	December 30, 2033	December 30, 2008
MBHI Capital Trust IV	December 19, 2003	$10,000	LIBOR+2.85%	January 23, 2034	January 23, 2009
MBHI Capital Trust V	June 7, 2005	$20,000	LIBOR+1.77%	June 15, 2035	June 15, 2010
Royal Capital Trust I	April 30, 2004	$10,000	6.62% until July 23, 2009; LIBOR+2.75% thereafter	July 23, 2034	July 23, 2009
Northwest Suburban Capital Trust I	May 18, 2004	$10,000	LIBOR+2.70%	July 23, 2034	July 23, 2009

(1)	Redeemable at option of the Company.

Markets

The largest segments of the Company’s customer base live and work in relatively mature markets in Cook, DuPage, Kane, Lake, and McHenry Counties. The Company considers its primary market areas to be those areas immediately surrounding its offices for retail customers and generally within a 10-20 mile radius for commercial relationships. The Bank operates 27 full-service locations in the Chicago metropolitan area. The communities in which the Bank’s offices are located have a broad spectrum of demographic characteristics. These communities include a number of densely populated areas as well as suburban areas, and some extremely high-income areas as well as many middle-income and some low-to-moderate income areas.

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

Commercial Loans.  Commercial and industrial loans are made to small-to medium-sized businesses that are sole proprietorships, partnerships, and corporations. Generally, these loans are secured with collateral including accounts receivable, inventory and equipment. The personal guarantees of the principals may also be required. Frequently, these loans are further secured with real estate collateral. Beginning with the fourth quarter of 2007, owner-occupied commercial real estate loans, where repayment is not dependent on the real estate collateral, were reclassified as commercial loans where previously they were included in the commercial real estate classification.

Construction Loans.  Construction loans include loans for land development and for commercial and residential development and improvements. The majority of these loans are in-market to known and established borrowers. During the past two years, these types of loans decreased as a percentage of the loan portfolio to 14.6% at December 31, 2008 from 21.8% at December 31, 2006.

Commercial Real Estate Loans.  Commercial real estate loans are loans secured by real estate including farmland, multifamily residential properties, and other nonfarm-nonresidential properties. These loans are generally short-term balloon loans, with fixed or adjustable rate mortgages and terms of one to five years.

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

ATMs

The Bank maintains a network of 29 ATM sites generally located within the Bank’s local market. All ATMs are owned by the Bank. Twenty-five of the ATM sites are located at various banking centers and four are maintained off-site. The Bank is a member of the STAR, Allpoint/STARsf, and MoneyPass Networks. The Bank’s participation in the STARsf/Allpoint and MoneyPass networks allows customers to have surcharge free access to their accounts at thousands of ATMs nationwide.

Trust Activities

The Bank offers personal and corporate trust, employee benefit trust, land trust, and agencies, custody, and escrow services. As of December 31, 2008, the Bank maintained trust relationships holding an aggregate market value of $154.5 million in assets and administered 1,608 land trust accounts.

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

Employees

As of December 31, 2008, the Company and its subsidiaries had 536 full-time equivalent employees compared to 539 full-time equivalent employees a year ago. Management considers its relationship with its employees to be good.

Available Information

The Company’s internet address is www.midwestbanc.com. The Company is an SEC registrant and posts its SEC filings, including Forms 10-K, 10-Q, 8-K, proxy statements, and amendments thereto, on its website under Investor Relations on the day they are filed. The Company will also provide free copies of its filings upon written request to: Investor Relations, 501 West North Ave., Melrose Park, IL 60160.

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

The Company has a Corporate Governance webpage. The public can access information about the Company’s corporate governance at www.midwestbanc.com and by selecting Investor Relations and then Corporate Governance. The Company posts the following on its Corporate Governance webpage:

•	Asset/Liability Committee Charter

•	Code of Business Conduct and Ethics

•	Director Independence Standards

•	Audit Committee Charter

•	Compensation Committee Charter

•	Corporate Governance and Nominating Committee Charter

•	Enterprise Risk Management Committee Charter

•	Strategic Opportunities Committee Charter

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

Recent Developments

In response to the financial crises affecting the overall banking system and financial markets, on October 3, 2008, the Emergency Economic Stabilization Act of 2008, was enacted. Under the EESA, the U.S. Treasury has the authority to, among other things, purchase mortgages, mortgage backed securities and certain other financial instruments from financial institutions for the purpose of stabilizing and providing liquidity to the U.S. financial markets.

As indicated above, on December 5, 2008, the Company sold 84,784 shares of Series T preferred stock to the U.S. Treasury for an aggregate purchase price of $84.784 million and issued a warrant to the U.S. Treasury to acquire 4,282,020 shares of its common stock for $2.97 per share pursuant to the Letter Agreement.

The Company has agreed that, until such time as the U.S. Treasury ceases to own any of the Company’s debt or equity securities acquired pursuant to the Letter Agreement, the Company will take all necessary action to ensure that its benefit plans with respect to its senior executive officers comply with Section 111(b) of the EESA as implemented by any guidance or regulation under the EESA that has been issued and is in effect as of December 5, 2008 and has agreed to not adopt any benefit plans with respect to, or which covers, its senior executive officers that do not comply with the EESA, and the applicable executives have consented to the foregoing.

Section 111(b)(2)(A) of EESA requires limits on compensation which would encourage the Company’s senior executive officers subject to EESA to take unnecessary and excessive risks that threaten the value of the Company during the period that the U.S. Treasury holds an equity or debt position in the Company. The Company’s compensation committee must certify that it has conducted a review of the incentive compensation arrangements of these senior executive officers. This certification must appear in the Compensation Committee Report included in the Company’s proxy statement for its annual meeting of stockholders.

Section 111(b)(2)(B) of EESA requires that a provision be included in incentive compensation arrangements for the recovery of any bonus or incentive compensation paid to a senior executive officer subject to EESA based on statements of earnings, gains, or other criteria that are later proven to be materially inaccurate. Section 111(b)(2)(C) of EESA prohibits the Company from making any golden parachute payment to its senior executive officers subject to EESA during the period that the U.S. Treasury holds an equity or debt position in the Company. The Company also has to comply with Section 162m(5) of the Internal Revenue Code which limits the federal income tax deduction for executive remuneration to a senior executive officer subject to EESA to $500,000.

Under the rules, the Company’s CEO, CFO and the three next most highly compensated executive officers are subject to the EESA rules. All of the compensation arrangements between these officers and the Company were amended prior to the receipt of the funds from the U.S. Treasury so that such arrangements comply with EESA.

The Company’s CEO must certify to the U.S. Treasury within 135 days of the end of each fiscal year, the Company’s compliance with the EESA rules discussed above.

In addition, the Company expects that participation in the Capital Purchase Program, the CPP, will subject it to increased oversight by the U.S. Treasury, regulators and Congress. Under the terms of the CPP, the U.S. Treasury would have the power to unilaterally amend the terms of the purchase agreement to the extent required to comply with changes in applicable federal law and to inspect the Company’s corporate books and records through its federal banking regulator.

On January 12, 2009, the FDIC announced that State nonmember institutions should implement a process to monitor their use of capital injections, liquidity support and/or financing guarantees obtained through recent financial stability programs established by the Treasury, the FDIC and the Federal Reserve. In particular, the FDIC indicated that the monitoring processes should help to determine how participation in these federal programs has assisted institutions in supporting prudent lending and/or supporting efforts to work with existing borrowers to avoid unnecessary foreclosures. The FDIC has encouraged institutions to include a summary of this information in stockholder and public reports, annual reports and financial statements, as applicable. While the Company is not subject to this directive, it is foreseeable that similar requirements may be imposed on the Company by its primary banking regulator.

Congress has held hearings on implementation of TARP. On January 21, 2009, the U.S. House of Representatives approved legislation amending the TARP provisions of EESA to include quarterly reporting requirements with respect to lending activities, examinations by an institution’s primary federal regulator of use of funds and compliance with program requirements, restrictions on acquisitions by depository institutions receiving TARP funds, and authorization for the U.S. Treasury to have an observer at board meetings of recipient institutions, among other things. Although it is unclear whether this legislation will be enacted into law, its provisions, or similar ones, may be imposed administratively by the U.S. Treasury. In addition, Congress may adopt other legislation impacting financial institutions that obtain funding under the CPP or changing lending practices that legislators believe led to the current economic situation. Such provisions could restrict or require changes to the Company’s lending or governance practices or increase governmental oversight of our businesses. See “Item 1. Business — Supervision and Regulation” and “Item 1A. Risk Factors — The impact on us of recently enacted legislation and government programs to stabilize the financial markets cannot be predicted at this time.”

The EESA followed, and has been followed by, numerous actions by the Federal Reserve, the U.S. Congress, U.S. Treasury, the FDIC, the SEC and others to address the current liquidity and credit crisis that has followed the sub-prime meltdown that commenced in 2007. These measures include homeowner relief that encourage loan restructuring and modification; the establishment of significant liquidity and credit facilities for financial institutions and investment banks; the lowering of the federal funds rate; emergency action against short selling practices; a temporary guaranty program for money market funds; the establishment of a commercial paper funding facility to provide back-stop liquidity to commercial paper issuers; and coordinated international efforts to address illiquidity and other weaknesses in the banking sector.

On February 17, 2009, President Barack Obama signed the American Recovery and Reinvestment Act of 2009, ARRA, more commonly known as the economic stimulus or economic recovery package. ARRA includes a wide variety of programs intended to stimulate the economy and provide for extensive infrastructure, energy, health and education needs. In addition, ARRA imposes new executive compensation and corporate governance limits on current and future participants in TARP, including the Company, which are in addition to those previously announced by U.S. Treasury. The new limits remain in place until the participant has redeemed the preferred stock sold to U.S. Treasury, which is now permitted under ARRA without penalty and without the need to raise new capital, subject to U.S. Treasury’s consultation with the recipient’s appropriate federal regulator.

Bank Holding Company Regulation

The Company is registered as a “bank holding company” with the Board of Governors of the Federal Reserve System (the “Federal Reserve”) and, accordingly, is subject to supervision and regulation by the Federal Reserve under the Bank Holding Company Act and the regulations issued thereunder, collectively referred to as the BHC Act. The Company is required to file with the Federal Reserve periodic reports and such additional information as the Federal Reserve may require pursuant to the BHC Act. The Federal Reserve examines the Company and the Bank, and may examine the Company’s other subsidiaries.

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

Under the Illinois Banking Act, any person (or person acting in concert) who acquires 25% or more of the Company’s stock may be required to obtain the prior approval of the Illinois Department of Financial and Professional Regulation (the “IDFPR”). Under the Change in Bank Control Act, a person may be required to obtain the prior approval of the Federal Reserve before acquiring the power to directly or indirectly control the management, operations or policies of the Company or before acquiring 10% or more of any class of its outstanding voting stock.

It is the policy of the Federal Reserve that the Company is expected to act as a source of financial strength to the Bank and to commit resources to support the Bank. The Federal Reserve takes the position that in implementing this policy, it may require the Company to provide such support when the Company otherwise would not consider it advisable to do so.

The Federal Reserve has adopted risk-based capital requirements for assessing bank holding company capital adequacy. These standards define regulatory capital and establish minimum ratios in relation to assets, both on an aggregate basis and as adjusted for credit risks and off-balance sheet exposures. The Federal Reserve’s risk-based guidelines apply on a consolidated basis to any bank holding company with consolidated assets of $500 million or more. The risk-based guidelines also apply on a consolidated basis to any bank holding company with consolidated assets of less than $500 million if the holding company is engaged in significant non banking activities either directly or through a non bank subsidiary; conducts significant off-balance sheet activities (including securitization and asset management or administration) either directly or through a non bank subsidiary; or has a material amount of debt or equity securities outstanding (other than trust preferred securities) that are registered with the Securities and Exchange Commission.

Under the Federal Reserve’s capital guidelines, bank holding companies are required to maintain a minimum ratio of qualifying total capital to risk-weighted assets of 8%, of which 4% must be in the form of Tier 1 Capital. The Federal Reserve also requires a minimum leverage ratio of Tier 1 Capital to total assets of 3% for strong bank holding companies, defined as those bank holding companies rated a composite “1” under the rating system used by the Federal Reserve. For all other bank holding companies, the minimum ratio of Tier 1 capital to total assets is 4.0 percent. Bank holding companies with supervisory, financial, operational, or managerial weaknesses, as well as those that are anticipating or experiencing significant growth, are expected to maintain capital ratios well above the minimum levels.

The Federal Reserve’s capital guidelines classify bank holding company capital into two categories. Tier 1, or “core capital” generally is defined as the sum of eligible core capital elements, less any amounts of goodwill and other items that are required to be deducted in accordance with the Federal Reserve capital guidelines. Eligible Tier 1 or core capital elements consist of qualifying common stockholders’ equity, qualifying noncumulative perpetual preferred stock (including related surplus), senior perpetual preferred stock issued to the U.S. Treasury under the TARP (including related surplus), minority interests related to qualifying common or noncumulative perpetual preferred stock directly issued by a consolidated U.S. depository institution or foreign bank subsidiary, and restricted core capital elements (“Tier I Capital”). Tier 1 Capital must represent at least 50% of a bank holding company’s qualifying total capital.

For purposes of determining bank holding company Tier 1 Capital, restricted core capital elements include cumulative perpetual preferred stock (including related interests), minority interests related to qualified perpetual preferred stock directly issued by a consolidated U.S. depository institution or foreign bank subsidiary, minority interests related to qualifying common stockholders equity or perpetual preferred stock issued by a consolidated subsidiary that is neither a US depository of a foreign bank, and qualifying trust preferred securities.

Eligible Tier 2, or “supplementary capital” includes allowance for loan and lease losses (subject to limitations), perpetual preferred stock and related surplus, hybrid capital instruments, perpetual debt and mandatory convertible debt securities, term subordinated debt and intermediate-term preferred stock, including related surplus (subject to limits) and unrealized holding gains on equity securities (subject to limitations). The maximum amount of Tier 2 Capital that may be included in a bank holding company’s total capital is limited to 100% of Tier 1 Capital, net of goodwill, other intangible assets, interest only strips receivables and non financial equity investments that are required to be deducted under the Federal Reserve capital guidelines.

The Federal Reserve capital guidelines limit the amount of “restrictive core” elements that a bank holding company may include in Tier 1 Capital. Until March 31, 2009, the aggregate amount of “restrictive core” elements consisting of cumulative perpetual preferred stock (including related surplus) and qualifying trust preferred securities that a BHC may include in Tier 1 Capital is limited to 25% of the sum of (i) qualifying common stockholder equity, (ii) qualifying noncumulative and cumulative perpetual preferred stock (including related surplus), (iii) qualifying minority interest in the equity accounts of consolidated subsidiaries and (iv) qualifying trust preferred securities.

Further, after March 31, 2009, these Tier 1 “restrictive core” element limits will change. After that date, the aggregate amount of all restricted core capital elements that may be included by a bank holding company as Tier 1 Capital must not exceed 25% of the sum of all core capital elements, including restricted core capital elements, net of goodwill less any associated deferred tax liability.

The excess of restricted core capital not included in Tier I may generally be included in the Tier 2 Capital calculation. However, after March 31, 2009, the aggregate of excess qualifying trust preferred securities, excess Class C minority interests, term subordinated debt (excluding mandatory convertible debt) and limited life preferred stock that may be treated as Tier 2 capital is limited to 50% of Tier 1 capital. Amounts of these instruments in excess of this limit, although not included in Tier 2 capital, will be taken into account by the Federal Reserve in its overall assessment of a bank holding company’s funding and financial condition.

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

As of December 31, 2008, the Company had regulatory capital in excess of the Federal Reserve’s minimum requirements. The Company had a total capital to risk-weighted assets ratio of 10.1%, a Tier 1 capital to risk-weighted assets ratio of 8.3%, and a leverage ratio of 6.9% as of December 31, 2008. See “Capital Resources.”

The Sarbanes-Oxley Act of 2002 implemented legislative reforms intended to prevent corporate and accounting fraud. In addition to the establishment of a new accounting oversight board which enforces auditing, quality control and independence standards and is funded by fees from all publicly traded companies, the legislation and the related regulations restrict provision of both auditing and consulting services by accounting firms. To ensure auditor independence, any non-audit services being provided to an audit client require pre-approval by the company’s audit committee. In addition, audit partners must be rotated. The legislation and the related regulations require the principal chief executive officer and the principal chief financial officer to certify to the accuracy of periodic reports filed with the SEC and subject them to civil and criminal penalties if they knowingly or willfully violate this certification requirement. In addition, legal counsel is required to report evidence of a material violation of the securities laws or a breach of fiduciary duty by a company to its chief executive officer or its chief legal officer, and, if such officer does not appropriately respond, to report such evidence to the audit committee or other similar committee of the board of directors or the board itself.

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

The legislation and the related regulations also increase the oversight of, and codifies certain requirements relating to audit committees of public companies and how they interact with the company’s registered public accounting firm. Audit committee members must be independent and are barred from accepting consulting, advisory or other compensatory fees from the company. In addition, companies must disclose whether at least one member of the committee is a “financial expert” as defined by the SEC and if not, why not. The SEC has also prescribed rules requiring inclusion of an internal control report and assessment by management in the annual report to stockholders. The registered public accounting firm issues an audit report expressing an opinion on the fair presentation of the financial statements and on the effectiveness of internal control over financial reporting. See “Item 9A. Controls and Procedures” of this Annual Report on Form 10-K.

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

Delaware law also places certain limitations on the ability of the Company to pay dividends. For example, the Company may not pay dividends to its stockholders if, after giving effect to the dividend, the Company would not be able to pay its debts as they become due. Because a major source of the Company’s revenues is dividends the Company receives and expects to receive from the Bank, the Company’s ability to pay dividends to stockholders is likely to be dependent on the amount of dividends paid by the Bank. No assurance can be given that the Bank will pay such dividends to the Company on its stock. Because the Bank had a net loss of $151.1 million in 2008, the Bank will only be able to pay dividends in 2009 upon receipt of regulatory approval. In addition, under the terms of the Company’s Series T preferred stock sold to the U.S. Treasury, the Company will only be able to pay dividends with the approval of the U.S. Treasury.

Bank Regulation

Under Illinois law, the Bank is subject to supervision and examination by IDFPR. The Bank is a member of the Federal Reserve System and as such is also subject to examination by the Federal Reserve. The Federal Reserve also supervises compliance with the provisions of federal law and regulations, which place restrictions on loans by member banks to their directors, executive officers and other controlling persons. The Bank is also a member of the FHLB of Chicago and may be subject to examination by the FHLB of Chicago. Any affiliates of the Bank and the Company are also subject to examination by the Federal Reserve and the IDFPR.

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

As discussed above, under Illinois law, the Bank is subject to supervision and examination by IDFPR, and, as a member of the Federal Reserve System, by the Federal Reserve. Each of these regulatory agencies conducts routine, periodic examinations of the Bank and the Company.

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

At December 31, 2008, the Bank has a Tier 1 capital to risk-weighted assets ratio and a total capital to risk-weighted assets ratio which meets the above requirements. The Bank has a Tier 1 capital to risk-weighted assets ratio of 8.2% and a total capital to risk-weighted assets ratio of 10.5%. See “Capital Resources.”

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

FDIC Insurance Premiums on Deposit Accounts.  The Bank is required to pay deposit insurance premiums based on the risk it poses to the DIF. The FDIC has authority to raise or lower assessment rates on insured deposits in order to achieve statutorily required reserve ratios in the insurance funds and to impose special additional assessments.

On February 8, 2006, President Bush signed into law the Federal Deposit Insurance Reform Act of 2005, the Reform Act.

The FDIC merged the Bank Insurance Fund, BIF, and the Savings Association Insurance fund, SAIF, to form the DIF on March 31, 2006 in accordance with the Reform Act. The FDIC maintains the DIF by assessing depository institutions an insurance premium. The FDIC annually sets the reserve level of the DIF within a statutory range between 1.15% and 1.50% of insured deposits. The FDIC set the reserve level at 1.25% for 2008. If the reserve level of the insurance fund falls below 1.15%, or is expected to do so within six months, the FDIC must adopt a restoration plan that will restore the DIF to a 1.15% ratio generally within five years. If the reserve level exceeds 1.35%, the FDIC may return some of the excess in the form of dividends to insured institutions.

Effective January 1, 2007 the FDIC introduced a new risk based system for deposit insurance premium assessments. This risk based assessment system established four Risk Categories. Risk Category I includes well-

capitalized institutions that are financially sound with only a few minor weaknesses. Approximately 95% of FDIC-insured institutions fall within Risk Category I. In 2008 Risk Category I institutions paid quarterly assessments for deposit insurance at annual rates of 5 to 7 basis points for every $100 of deposit accounts. The 2008 rates for FDIC-insured institutions that were assigned Risk Categories II, III, and IV paid an annual rate of 7, 28 and 43 basis points respectively for every $100 of deposit accounts.

During 2008, the FDIC determined that the DIF reserve ratio had fallen below the minimum 1.15% threshold and therefore announced a DIF reserve restoration plan. In connection with this restoration plan, the FDIC increased the 2009 first quarter DIF premium assessment rates uniformly by 7 basis points. Therefore, FDIC-insured institutions that are assigned as Risk Category I will pay a first quarter 2009 assessment of between 12 and 14 basis points for every $100 of deposit accounts. FDIC-insured institutions that are assigned Risk Categories II, III, and IV will pay a first quarter 2009 assessment of 17, 35 and 50 basis points respectively.

On February, 27, 2009, the FDIC Board of Directors adopted a new final rule that modifies the risk-based assessment fee system applied to FDIC insured financial institutions. The new final rule established new base assessment rates beginning on April 1, 2009. The new initial base assessment rates are as follows:

Initial Base Assessment Rates

Risk	Risk	Risk	Risk
Category	Category	Category	Category
I	II	III	IV

12-16	22	32	45

In addition, the new final rule introduced three possible adjustments to the base assessment rates. The new final rule provides for a possible adjustments that decreases the base assessment rate up to five basis points for long term unsecured debt, including senior unsecured debt (other than debt guaranteed under the Temporary Liquidity Guarantee Program) and subordinated debt and, for small institutions, a portion of Tier 1 capital. The new rule also provides for a potential adjusted increase of the base assessment rate in an amount of up to 50 percent of an institution’s prior assessment rate for secured liabilities that exceed 25 percent of its domestic deposits. In addition, a possible adjustment to the base rate assessment of up to an additional deposits in excess of 10 percent of their domestic deposits.

After applying all possible adjustments, minimum and maximum total assessment rates for each risk category are as follows:

Total Base Assessment Rates

	Risk	Risk	Risk	Risk
	Category	Category	Category	Category
	I	II	III	IV

Initial Base Assessment Rate	12-16	22	32	45
Unsecured Debt Adjustment	-5-0	-5-0	-5-0	-5-0
Secured Liability Adjustment	0-8	0-11	0-16	0-22.5
Brokered Deposit Adjustment	—	0-10	0-10	0-10
Total Base Assessment Rate	7-24.0	17-43.0	27-58.0	40-77.5

In addition to the new final rule regarding base rate assessments, on February 27, 2009, the FDIC adopted an interim rule that imposes an emergency 20 basis point special assessment on all insured depository institutions as of June 30, 2009. The special assessment will be collected September 30, 2009, at the same time that the risk-based assessments for the second quarter of 2009 are collected. Further, the interim rule also permits the FDIC to impose an emergency special assessment of up to 10 basis points on all insured depository institutions whenever, after June 30, 2009, the FDIC estimates that the fund reserve ratio will fall to a level that the FDIC believes would adversely affect public confidence or to a level close to zero or negative at the end of a calender quarter. This emergency special assessment for the Company is projected to be $5.0 million based on December 31, 2008 data.

In addition to the FDIC insurance program, the Bank is required to pay a Financing Corporation, FICO, assessment (on a semi-annual basis) in order to share in the payment of interest due on bonds used to provide liquidity to the savings and loan industry in the 1980s. During 2008, the Bank’s FICO assessment totaled $275,000, or 1.12 basis points of its insured deposits.

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

On October 3, 2008, the Emergency Economic Stabilization Act of 2008 was signed into law. EESA included a provision for an increase in the amount of deposits insured by the FDIC to $250,000 until December 2009. On October 14, 2008, the FDIC announced a new program, the Temporary Liquidity Guarantee Program, the TLGP, that provides unlimited deposit insurance on funds in noninterest-bearing transaction deposit accounts otherwise covered by the existing deposit insurance limit of $250,000. The Company has elected to participate in the program and will be assessed a 10 basis point surcharge.

Another component of the TLGP is a voluntary program whereby the FDIC will temporarily guarantee newly issued senior unsecured debt of an eligible financial institution up to 125% of the par or face value of a debt that is scheduled to mature before June 30, 2009. The FDIC implemented an additional assessment for institutions that elected to participate in the Debt Guarantee program. The Debt Guarantee Program also allowed for financial institutions to opt out from coverage. The Company elected to participate in the Debt Guarantee Program.

Federal Reserve System.  The Bank is subject to Federal Reserve regulations requiring depository institutions to maintain non-interest-earning reserves against their transaction accounts (primarily NOW and regular checking accounts). The Federal Reserve regulations generally require 3% reserves on the first $44.4 million of transaction accounts and 10% on the remainder. The first $10.3 million of otherwise reservable balances (subject to adjustments by the Federal Reserve) are exempted from the reserve requirements. The Bank is in compliance with the foregoing requirements.

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

Brokered Deposits.  Well-capitalized institutions are not subject to limitations on brokered deposits, while an adequately capitalized institution is able to accept, renew or rollover brokered deposits only with a waiver from the

FDIC and subject to certain restrictions on the yield paid on such deposits. Undercapitalized institutions are generally not permitted to accept brokered deposits.

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

The U.S. Treasury has adopted additional rules and regulations in order to implement the USA Patriot Act. Under these regulations, law enforcement officials communicate names of suspected terrorists and money launderers to financial institutions so as to enable financial institutions to promptly locate accounts and transactions involving those suspects. Financial institutions receiving names of suspects must search their account and transaction records for potential matches and report positive results to the U.S. Department of the Treasury Financial Crimes Enforcement Network, FinCEN. Each financial institution must designate a point of contact to receive information requests. These regulations outline how financial institutions can share information concerning suspected terrorist and money laundering activity with other financial institutions under the protection of a statutory safe harbor if each financial institution notifies FinCEN of its intent to share information.

The U.S. Treasury has also adopted regulations intended to prevent money laundering and terrorist financing through correspondent accounts maintained by U.S. financial institutions on behalf of foreign banks. Financial institutions are required to take reasonable steps to ensure that they are not providing banking services directly or indirectly to foreign shell banks. In addition, banks must have procedures in place to verify the identity of the persons with whom they deal, and financial institutions must undertake additional due diligence when circumstances warrant and in the case of money service businesses.

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

On July 14, 2008, the Federal Reserve Board approved a final rule, which will become effective on October 1, 2009, amending Regulation Z (Truth in Lending) to prohibit unfair, abusive or deceptive home mortgage lending practices and restricts certain other mortgage practices. The final rule also establishes advertising standards and requires certain mortgage disclosures to be given to consumers earlier in the transaction.

The final rule adds four new protections for a newly defined category of “higher-priced mortgage loans” secured by a consumer’s principal dwelling. For loans in this category, these protections will: (1) prohibit a lender from making a loan without regard to borrowers’ ability to repay the loan from income and assets other than the home’s value; (2) require creditors to verify the income and assets they rely upon to determine repayment ability; (3) ban any prepayment penalty if the payment can change in the initial four years (and for certain other higher-priced loans, the prepayment penalty period cannot last for more than two years); and (4) require creditors to establish escrow accounts for property taxes and homeowner’s insurance for all first-lien mortgage loans.

In addition to the rules governing higher-priced loans, the rules adopted the new protections for loans secured by a consumer’s principal dwelling, regardless of whether the loan is considered to be a “higher-priced mortgage loan”. Under the new rules: (1) creditors and mortgage brokers are prohibited from coercing a real estate appraiser to misstate a home’s value; (2) companies that service mortgage loans are prohibited from engaging in certain practices, such as pyramiding late fees; (3) servicers are required to credit consumers’ loan payments as of the date of receipt and provide a payoff statement within a reasonable time of request; (4) creditors must provide a good faith estimate of the loan costs, including a schedule of payments, within three days after a consumer applies for any mortgage loan secured by a consumer’s principal dwelling, such as a home improvement loan or a loan to refinance an existing loan; and (5) consumers cannot be charged any fee until after they receive the early disclosures, except a reasonable fee for obtaining the consumer’s credit history.

For all mortgages, the new rules also set additional advertising standards. Advertising rules now require additional information about rates, monthly payments, and other loan features. The final rule bans seven deceptive or misleading advertising practices, including representing that a rate or payment is “fixed” when it can change.

The new rules take effect on October 1, 2009. The single exception is the escrow requirement, which will be phased in during 2010 to allow lenders to establish new systems as needed.

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

Fair Credit Reporting Act In connection with the passage of the Fair and Accurate Credit Transactions (FACT) Act, the Bank’s financial regulator issued final rules and guidelines, effective November 1, 2008, requiring the Bank to adopt and implement a written identity theft prevention program, paying particular attention to 26 identified “red flag” events. The program must also assess the validity of address change requests for card issuers and for users of consumer reports to verify the subject of a consumer report in the event of notice of an address discrepancy.

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

Federal Home Loan Bank System The Bank is a member of the Federal Home Loan Bank system, which consists of 12 regional FHLBs. The FHLB system provides a central credit facility primarily for member institutions. The Bank, as a member of the FHLB of Chicago, FHLBC, is required to acquire and hold shares of capital stock in the FHLBC in an amount at least equal to 1% of the aggregate principal amount of its unpaid residential mortgage loans and similar obligations at the beginning of each year, or 1/20 of its advances (borrowings) from the FHLBC, whichever is greater. At December 31, 2008, the Bank had advances from the FHLBC with aggregate outstanding principal balances of $380.0 million, and the Bank’s investment in the FHLBC stock of $19.0 million was at its minimum requirement. FHLB advances must be secured by specified types of collateral and are available to member institutions primarily for funding purposes.

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

In October 2007, the FHLBC announced that it entered into a consensual cease and desist order with its regulator which prohibits it from redeeming or repurchasing any capital stock from members or declaring dividends on its capital stock without prior approval. The FHLBC announced in October 2007 that it would suspend dividends on its stock and no dividends have been declared or paid since that time. In July 2008, the FHLBC announced that it had received regulatory approval to make limited redemptions of its capital stock. The redemptions are limited to capital stock purchased in connection with member borrowing advances which will be redeemed when the advances are paid.

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

EXECUTIVE OFFICERS OF THE REGISTRANT

Listed below are the executive officers of the Company as of March 10, 2009.

J. J. Fritz (60) was named President and Chief Executive Officer of the Company and Chief Executive Officer of the Bank on January 29, 2009. He was named Director and Executive Vice President of the Company and Director, President, and Chief Operating Officer of the Bank in July 2006. Mr. Fritz was also named director, president, and chief executive officer of Midwest Financial in July 2006. Mr. Fritz and other investors founded Royal American in 1991, where he served as chairman and chief executive officer, after he served as chief executive officer of First Chicago Bank of Mt. Prospect. His lengthy career in the Chicago metropolitan area also includes positions at Northern Trust, First National Bank of Libertyville and Continental Illinois National Bank.

JoAnn S. Lilek (52) was named Executive Vice President and Chief Financial Officer of the Company and the Bank in March 2008. Ms. Lilek was Chief Financial Officer for DSC Logistics, a Chicago-based national supply chain management firm. Before joining DSC, Lilek had a 23 year career at ABNAmro North American Inc. where her positions included Executive Vice President reporting directly to the Chairman, Executive Vice President and Chief Financial Officer Wholesale Banking North America and Group Senior Vice President and Corporate Controller.

Mary C. Ceas, SPHR, (51) was named Senior Vice President — Human Resources of the Company in 2000. Previously, Ms. Ceas was Vice President — Human Resources since 1997 and served as Director — Training and Development from 1995 to 1997.

Jan R. Thiry, CPA (56) was named Chief Accounting Officer of the Company effective March 15, 2007. Mr. Thiry was also named director of Midwest Financial in June 2007 and director and secretary of MBTC Investment Company in March 2008. Mr. Thiry was hired in December 2006 as Senior Vice President and Controller of the Company and the Bank. He served as senior vice president and controller of CIB Marine Bancshares in Pewaukee, Wisconsin from 1999 to 2006. Mr. Thiry has also held senior positions at M&I Corporation and Security Bank in Milwaukee, Wisconsin. Additionally, he was a senior auditor at KPMG LLP. Mr. Thiry is a member of the American Institute of Certified Public Accountants and the Financial Managers Society.

Sheldon Bernstein (62) was named Executive Vice President of the Bank in January 2005. He previously served as Senior Vice President of the Company from 2001 to 2005. Mr. Bernstein has served as President of the Bank, Cook County Region from 2000 to 2004. From 2000 through 2002, he served as Chief Operating Officer of the Bank. Previously, Mr. Bernstein served as Executive Vice President-Lending of the Bank since 1993. He was also served as director of Midwest Financial and Investment Services, Inc. from 2002 to 2005. Mr. Bernstein was a director of First Midwest Data Corp from 2001 to 2002.

Thomas J. Bell, III (42) was named Executive Vice President and Chief Investment Officer of the Company in December 2008. Mr. Bell previously served as Senior Vice President for ABN AMRO North America Inc., a Chicago-based bank holding company for the LaSalle Banks. In his fourteen years of service at ABN AMRO, Mr. Bell contributed to multiple disciplines within the asset and liability management, capital markets and treasury functions. Prior to ABN AMRO/LaSalle, Mr. Bell spent several years with the Federal Reserve Bank of Chicago.

Thomas A. Caravello (60) was named Executive Vice President and Chief Credit Officer of the Bank in January 2005. Mr. Caravello was named manager, president, and chief executive officer of Midwest Funding, L.L.C. in May 2006. He has served as Senior Vice President — Credit Administration from 2003 to 2005. Previously he served as Vice President — Credit Administration from 1998 to 2003.

Bruno P. Costa (48) was named Executive Vice President and Chief Operations and Technology Officer of the Bank in January 2005. He served as President of the Information Services Division of the Bank from 2002 to 2005. Mr. Costa served as President and Chief Executive Officer of First Midwest Data Corp. from 1995 to 2002. He held various management positions at the Bank since 1983.

Jonathan Gilfillan (48) was named Executive Vice President and Division Head of Commercial Real Estate Lending of the Bank in July 2008. Mr. Gilfillan previously served as Senior Vice President for Park National Bank since 2007. Prior to joining Park National, Mr. Gilfillan spent his career at LaSalle Bank NA, where he had been specializing in CRE lending since 1992.

Thomas H. Hackett (61) was named Executive Vice President of the Bank in November 2003. Mr. Hackett was named manager and vice president of Midwest Funding, L.L.C. in May 2006. He previously was division manager at Banc One, Chicago, Illinois from 2002 to 2003. Prior, he was first vice president of American National Bank of Chicago from 1997 to 2002. He has also served in similar capacities at First Chicago/NBD, Park Ridge, IL, NBD of Woodridge and Heritage Bank of Woodridge, Illinois.

Mary M. Henthorn (51) was named Executive Vice President of the Bank in January 2005. She previously served as Senior Vice President of the Company from 2001 to 2005 and served as President of the Bank, DuPage County Region from 2002 to 2004. Ms. Henthorn served as President and Chief Executive Officer of Midwest Bank of Hinsdale from 2000 to 2002. She held various management positions at Midwest Bank of Hinsdale and the Bank from 1992 until 2000.

Stephan L. Markovits (59) was named Executive Vice President of the Bank in October 2007. Mr. Markovits previously was president of Northwest Suburban Bancorp, Inc. from 2003 to 2007. He also held various management positions at Plains Bank of Illinois from 1998 to 2003.

Dennis M. Motyka (59) was named Executive Vice President of the Bank and director of Midwest Financial in October 2005. He previously was senior vice president and director of banking centers for Cole Taylor Bank in Rosemont from 2002 to 2005. He served as senior vice president and Illinois regional manager for LaSalle Bank in Chicago from 1996 to 2002. He also held positions with Comerica Bank and Affiliated Bank, both in Franklin Park, as well as with Western National Bank in Cicero.

Kelly J. O’Keeffe (48) was named Executive Vice President of the Bank in July 2006. Mr. O’Keeffe was a founder of Royal American Bank and its president from 1997 to 2006. Previously, he served at First Chicago Bank of Mt. Prospect and Northern Trust, in addition to a public service career with the Illinois Department of Financial and Professional Regulation.

Brogan M. Ptacin (48) was named Executive Vice President of the Bank in July 2006. He was named Division Head of Commercial Lending of the Bank in July 2008 and manager of Midwest Funding, L.L.C. in September 2006. Mr. Ptacin previously was executive vice president and senior loan officer at Royal American Bank. Ptacin joined Royal American Bank in 1995 after a twelve year career with American National Bank leaving as president of its Melrose Park subsidiary.

William H. Stoll (53) was named Executive Vice President of the Bank in January 2005 and manager of Midwest Funding, L.L.C. in May 2006. In February 2005, he was named director of Midwest Financial. He served as senior vice president and chief lending officer of Mercantile Bank, Hammond, Indiana from 2002 to 2005. He was national bank examiner of the Comptroller of the Currency, Chicago, IL from 2000 to 2002 and senior vice president — manager — commercial lending of Fifth Third Bank, Merrillville, Indiana from 1999 to 2000. He has also served in similar capacities at Mercantile National Bank, Hammond, Indiana and NBD — Gainer Bank, Merrillville, Indiana.

David Taylor (43) was named Executive Vice President of the Bank’s wealth management group in August 2008. Mr. Taylor previously held management positions at Bank of America US Trust Wealth Management (formerly LaSalle Bank) for 11 years. Mr. Taylor began his career in 1989 with Pioneer Bank & Trust Company.

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

Among the factors that could have an impact on the Company’s ability to achieve operating results, growth plan goals, and the beliefs expressed or implied in forward-looking statements are:

•	Management’s ability to effectively manage interest rate risk and the impact of interest rates in general on the volatility of the Company’s net interest income;

•	Fluctuations in the value of the Company’s investment securities;

•	The ability to attract and retain senior management experienced in banking and financial services;

•	The sufficiency of the allowance for loan losses to absorb the amount of actual losses inherent in the existing portfolio of loans;

•	The Company’s ability to adapt successfully to technological changes to compete effectively in the marketplace;

•	Credit risks and risks from concentrations (by geographic area and by industry) within the Bank’s loan portfolio and individual large loans;

•	The effects of competition from other commercial banks, thrifts, mortgage banking firms, consumer finance companies, credit unions, securities brokerage firms, insurance companies, money market and other mutual funds, and other financial institutions operating in the Company’s market or elsewhere or providing similar services;

•	The failure of assumptions underlying the establishment of the allowance for loan losses and estimation of values of collateral or cash flow projections and various financial assets and liabilities;

•	Volatility of rate sensitive deposits;

•	Operational risks, including data processing system failures or fraud;

•	Liquidity risks;

•	The ability to successfully acquire low cost deposits or funding;

•	The ability to successfully execute strategies to increase noninterest income;

•	Changes in the economic environment, competition, or other factors that may influence the anticipated growth rate of loans and deposits and the quality of the loan portfolio and loan and deposit pricing;

•	The impact from changes in federal and state tax laws relating to certain tax structures of the Company including an 80/20 company which holds a portion of the Company’s securities portfolio and a real estate investment trust which holds certain real estate loans previously held by the Bank;

•	The impact from liabilities arising from legal or administrative proceedings on the financial condition of the Company;

•	The ability of the Bank to pay dividends to the Company;

•	The Company’s ability to pay cash dividends on its common and preferred stock;

•	Possible administrative or enforcement actions of banking regulators in connection with any material failure of the Company or the Bank to comply with banking laws, rules or regulations;

•	Possible administrative or enforcement actions of the SEC in connection with the SEC inquiry of the restatement of the Company’s September 30, 2002 financial statements;

•	Governmental monetary and fiscal policies, as well as legislative and regulatory changes, that may result in the imposition of costs and constraints on the Company through higher FDIC insurance premiums, significant fluctuations in market interest rates, increases in capital requirements, and operational limitations;

•	Changes in general economic or industry conditions, nationally or in the communities in which the Company conducts business;

•	Changes in accounting principles, policies, or guidelines affecting the business conducted by the Company;

•	The impact of possible future non-cash goodwill impairment charges;

•	The effects of increased deposit insurance premiums;

•	Acts of war or terrorism; and

•	Other economic, competitive, governmental, regulatory, and technical factors affecting the Company’s operations, products, services, and prices.

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

Changes in economic conditions, in particular a continued economic slowdown in Chicago, Illinois, could hurt the Company’s business materially.

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

A majority of the Company’s loan portfolio is comprised of loans at least partially collateralized by real estate; a substantial portion of this real estate collateral is located in the Chicago market. As of December 31, 2008, commercial real estate loans, where a portion of the collateral consists of real estate, totaled $1.2 billion, or 47.0% of its total loan portfolio, and construction loans, including land acquisition and development loans, totaled an additional $411.1 million, or 16.4% of its total loan portfolio.

Based on source of re-payment, as of December 31, 2008, commercial real estate loans totaled $729.7 million, or 29.1% of the Company’s total loan portfolio, and construction loans, including land acquisition and development, totaled an additional $366.2 million, or 14.6% of its total loan portfolio.

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

Construction and land acquisition and development lending involve additional risks because funds may be advanced based upon values associated with the completed project, which is uncertain. Because of the uncertainties inherent in estimating construction costs, as well as the market value of the completed project and the effects of governmental regulation of real property, it is relatively difficult to evaluate accurately the total funds required to complete a project and the related loan-to-value ratio. As a result, construction loans often involve the disbursement of substantial funds with repayment dependent, in part, on the success of the ultimate project and the ability of the borrower to sell or lease the property, rather than the ability of the borrower or guarantor to repay principal and interest. If the Company’s appraisal of the anticipated value of the completed project proves to be overstated, the Company may have inadequate security for the loan.

The Company’s allowance for loan losses may not be sufficient to cover actual loan losses, which could adversely affect its results of operations or its financial condition.

As a lender, the Company is exposed to the risk that its loan customers may not repay their loans according to their terms and that the collateral securing the payment of these loans may be insufficient to assure repayment. The Company may experience significant loan losses which could have a material adverse effect on its operating results. Management makes various assumptions and judgments about the collectibility of the Company’s loan portfolio, which are based in part on:

•	current economic conditions and their estimated effects on specific borrowers;

•	an evaluation of the existing relationships among loans, potential loan losses and the present level of the allowance;

•	management’s internal review of the loan portfolio; and

•	results of examinations of its loan portfolio by regulatory agencies.

The Company maintains an allowance for loan losses in an attempt to cover probable incurred loan losses inherent in its loan portfolio. Additional loan losses will likely occur in the future and may occur at a rate greater than experienced historically. In determining the amount of the allowance, the Company relies on an analysis of its loan portfolio, experience, and evaluation of general economic conditions. If the Company’s assumptions and analysis prove to be incorrect, its current allowance may not be sufficient. In addition, adjustments may be necessary to allow for unexpected volatility or deterioration in the local or national economy or other factors such as changes in interest rates that may be beyond its control. In addition, federal and state regulators periodically review its allowance for loan losses and may require the Company to increase its provision for loan losses or recognize further loan charge-offs, based on judgments different than those of management. Any increase in the Company’s loan allowance or loan charge-offs could have a material adverse effect on its results of operations.

In 2008, the Company charged off $11.6 million of loan balances related to the previously announced Large Problem Credit, reduced outstanding balances on these loans by a net $5.7 million through the sale of assets, and took title to a substantial piece of real estate previously serving as collateral at an estimated net realizable value of $5.3 million. At December 31, 2008, total outstanding loan balances related to the Large Problem Credit represented $6.1 million, or 10.0%, of nonaccrual loans. While the current carrying value of these loans at December 31, 2008 reflects management’s best current estimate of net realizable value, there can be no assurance that additional losses will not be recognized or that such additional losses would not have a material adverse effect on the Company’s results of operations or its financial condition.

The Company’s nonperforming assets, which consist of nonaccrual loans, troubled debt restructured loans, foreclosed real estate and other repossessed assets, may also impact the sufficiency of the Company’s allowance for loan losses. Nonperforming assets totaled $84.1 million as of December 31, 2008, an increase of $32.7 million, or 63.7%, from $51.4 million at December 31, 2007.

In addition to those loans currently identified and classified as nonperforming loans, management is aware that other possible credit problems may exist with some borrowers. These include loans that are migrating from grades with lower risk of loss probabilities into grades with higher risk of loss probabilities as performance and potential repayment issues surface. The Company monitors these loans and adjusts loss rates in its allowance for loan losses accordingly. The most severe of these loans are credits that are classified as substandard assets due to either less than satisfactory performance history, lack of borrower’s paying capacity, or inadequate collateral.

While the Company attempts to manage the risk from changes in market interest rates, interest rate risk management techniques are not exact. In addition, the Company may not be able to economically hedge its interest rate risk. A rapid or substantial increase or decrease in interest rates could adversely affect its net interest income and results of operations.

The Company’s net income depends primarily upon its net interest income. Net interest income is income that remains after deducting, from total income generated by earning assets the interest expense attributable to the acquisition of the funds required to support earning assets. Income from earning assets includes income from loans, investment securities and short-term investments. The amount of interest income is dependent on many factors, including the volume of earning assets, the general level of interest rates, the dynamics of changes in interest rates and the level of nonperforming loans. The cost of funds varies with the amount of funds required to support earning assets, the rates paid to attract and hold deposits, rates paid on borrowed funds and the levels of non-interest-bearing demand deposits and equity capital.

Different types of assets and liabilities may react differently, and at different times, to changes in market interest rates. The Company expects that it will periodically experience “gaps” in the interest rate sensitivities of its assets and liabilities. That means either its interest-bearing liabilities will be more sensitive to changes in market interest rates than its interest earning assets, or vice versa. When interest-bearing liabilities mature or reprice more quickly than interest earning assets, an increase in market rates of interest could reduce the Company’s net interest income. Likewise, when interest-earning assets mature or reprice more quickly than interest-bearing liabilities, falling interest rates could reduce net interest income. The Company is unable to predict changes in market interest rates which are affected by many factors beyond its control including inflation, recession, unemployment, money supply, domestic and international events and changes in the United States and other financial markets. Based on its net interest income simulation model, if market interest rates were to increase immediately by 100 or 200 basis points (a parallel and immediate shift of the yield curve) net interest income would be expected to increase by 3.7% and 8.2%, respectively, from what it would be if rates were to remain at December 31, 2008 levels. The actual amount of any increase or decrease may be higher or lower than that predicted by the Company’s simulation model. Net interest income is not only affected by the level and direction of interest rates, but also by the shape of the yield curve, relationships between interest sensitive instruments and key driver rates, balance sheet growth, client loan and deposit preferences and the timing of changes in these variables.

As result of current market conditions, the Company’s net interest income simulation model did not test the effects of 1.0% and 2.0% decreases in market interest rates at December 31, 2008 as those decreases would result in some deposit interest rate assumptions falling below zero. Nonetheless, the Company’s net interest income could decline in those scenarios as yields on earning assets could continue to adjust downward. Although the Company is seeking to mitigate this risk by instituting interest rate floors into its variable-rate loan products, continuation of the existing interest rate environment, featuring an historically low absolute level of market rates of interest, could have a material adverse effect on the Company.

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

Liquidity is essential to the Company’s business. An inability to raise funds through deposits, borrowings, the sale of loans, the capital markets and other sources could have a substantial negative effect on the Company’s liquidity. The Company’s access to funding sources in amounts adequate to finance its activities could be impaired by factors that affect it specifically or the financial services industry in general. Factors that could detrimentally impact the Company’s access to liquidity sources include a decrease in the level of its business activity due to a market downturn or adverse regulatory action against it. The Company’s ability to borrow could also be impaired by factors that are not specific to it, such as a severe disruption of the financial markets or negative views and expectations about the prospects for the financial services industry as a whole as evidenced by the recent turmoil faced by banking organizations and the deterioration in the domestic and worldwide credit markets.

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

The Bank has traditionally obtained funds principally through deposits and borrowings. As a general matter, deposits are a cheaper source of funds than borrowings, because interest rates paid for deposits are typically less than interest rates charged for borrowings. Historically and in comparison to commercial banking averages, the Bank has had a higher percentage of its time deposits in denominations of $100,000 or more and brokered certificates of deposit. Within the banking industry, the amounts of such deposits are generally considered more likely to fluctuate than deposits of smaller denominations. If, as a result of general economic conditions, market interest rates, competitive pressures or otherwise, the value of deposits at the Bank decrease relative to its overall banking operations, the Bank may have to rely more heavily on borrowings as a source of funds in the future.

Changes in the mix of the Company’s funding sources could have an adverse effect on its income. Almost 35.2% of the Company’s funding sources are in lower-rate transactional deposit accounts. Market rate increases or competitive pricing could heighten the risk of moving to higher-rate funding sources, which would cause an adverse impact on its net income.

The Company is party to loan agreements that require it to observe certain covenants that limit its flexibility in operating its business.

The Company currently has a $25.0 million short-term revolving line of credit and $55.0 million term note with a single lender. As of December 31, 2008, $8.6 million was outstanding under the revolving line of credit and $55.0 million was outstanding under the term loan. These loans are secured by the stock of the Bank.

The Company is obligated to meet certain covenants under the loan agreement relating to these loans. A breach of any of these covenants could result in a default under the loan agreements. Upon the occurrence of an event of default, all amounts outstanding under loan agreements could become immediately due and payable and our lender could terminate all commitments to extend further credit. The lender also could, at their option, increase the interest rate on those loans by 300 basis points. If the Company is unable to repay those amounts, the lender could proceed against the collateral granted to it to secure that indebtedness. If the lender accelerates the repayment of borrowings, we may not have sufficient assets to make the payments when due.

The revolving line of credit matures on April 3, 2009 and the term loan matures on September 28, 2010. Neither loan agreement includes a commitment to refinance the remaining outstanding balance of the loans when they mature and there is no guarantee that the lender will renew its loans on the maturity dates. Refusal to provide renewals or refinancing opportunities would cause the Company’s indebtedness to become immediately due and payable upon the contractual maturity of such indebtedness.

If we fail to meet our payment obligations under the loan agreements, such failure will constitute an event of default. When an event of default occurs, the lender, may among other remedies, (1) cease permitting us to borrow further under the line of credit, (2) terminate any outstanding commitment and (3) seize the outstanding shares of the Bank’s capital stock held by the Company which have been pledged as collateral for borrowings under the loan agreements. If the lender were to take one or more of these actions, it could have a material adverse affect on our reputation, operations and ability to continue as a going concern, and you could lose your investment in the securities.

If the Company is unable to renew, replace or expand our sources of financing on acceptable terms, it may have an adverse effect on the Company’s business and results of operations and its ability to make distributions to stockholders. Upon liquidation, holders of our debt securities and lenders with respect to other borrowings will receive, and any holders of preferred stock that is currently outstanding and that we may issue in the future may receive, a distribution of the available assets prior to holders of common stock. The decisions by investors and lenders to enter into equity and financing transactions with us will depend upon a number of factors, including our historical and projected financial performance, compliance with the terms of our current loan arrangements, industry and market trends, the availability of capital and our investors’ and lenders’ policies and rates applicable thereto, and the relative attractiveness of alternative investment or lending opportunities. There can be no assurance that the Company will be able to raise sufficient capital to pay the loans in full by the maturity dates. In the event the correspondent bank declares the Company to be in default of any covenants, the Company has 30 days to cure the default, or the lender could, at its option, call the term note and any amounts outstanding on the revolving line of credit due and payable or increase the rate on those loans by 300 basis points.

As a result of the effects of recent economic conditions, the increase in nonperforming assets, and the impairment charges on goodwill and the FNMA and FHLMC preferred securities, the Company sought covenant waivers on two occasions since December 31, 2007. First, the lender waived a covenant violation in the first quarter of 2008 resulting from the Company’s net loss recognized in that period. Second, the lender waived a covenant violation in the third quarter of 2008 resulting from the Company’s net loss recognized in that period, contingent upon the Company making accelerated principal payments under the aforementioned term loan agreement in the amounts and on or prior to the dates shown below:

July 1, 2009 — $5.0 million

October 1, 2009 — $5.0 million

January 4, 2010 — $5.0 million

Previously, no principal payments were due under the term loan agreement until the final maturity date of September 28, 2010. The waiver further provides that if the Company raises $15.0 million in new capital pursuant to an offering of common or convertible preferred stock, then the Company shall not be obligated to make any of the accelerated principal payments specified above that fall due after the date on which the Company receives such $15.0 million in new capital until the final maturity date of September 28, 2010. The Company has the capacity to satisfy all payment obligations outlined above. The Company was in compliance with the debt covenants at December 31, 2008.

The Bank will only be able to pay dividends on common stock in 2009 upon receipt of regulatory approval. The Company’s annual debt service currently includes approximate $6.2 million in annual interest expense related to its debt and trust preferred securities and $7.6 million in annual dividend obligations on the Company’s Series A Preferred Stock and Series T Preferred Stock. As of December 31, 2008, the Company had $43.5 million in cash on hand. In the event the Bank is unable to pay dividends, the Company may not be able to service debt, pay obligations or pay dividends on its Series A Preferred Stock (and, therefore, its Series A depository shares), Series T Preferred Stock, or its common stock.

Markets have experienced, and may continue to experience, periods of high volatility accompanied by reduced liquidity.

Financial markets are susceptible to severe events evidenced by rapid depreciation in asset values accompanied by a reduction in asset liquidity. Under these extreme conditions, hedging and other risk management strategies may not be as effective at mitigating trading losses as they would be under more normal market conditions. Moreover, under these conditions market participants are particularly exposed to trading strategies employed by many market participants simultaneously and on a large scale, such as crowded trades. The Company’s risk management and monitoring processes seek to quantify and mitigate risk to more extreme market moves. Severe market events have historically been difficult to predict, however, and the Company could realize significant losses if unprecedented extreme market events were to occur, such as the recent conditions in the global financial markets and global economy.

Concern of the Company’s customers over deposit insurance may cause a decrease in deposits.

With recent increased concerns about bank failures, customers increasingly are concerned about the extent to which their deposits are insured by the FDIC. Customers may withdraw deposits in an effort to ensure that the amount they have on deposit with their bank is fully insured. Decreases in deposits may adversely affect the Company’s funding costs, net income, and liquidity.

The Company’s deposit insurance premium could be substantially higher in the future, which could have a material adverse effect on our future earnings.

The FDIC insures deposits at FDIC insured financial institutions, including the Bank. The FDIC charges the insured financial institutions premiums to maintain the Deposit Insurance Fund at a certain level. Current economic conditions have increased bank failures and expectations for further failures, in which case the FDIC ensures payments of deposits up to insured limits from the Deposit Insurance Fund.

On October 7, 2008, the FDIC released a five-year recapitalization plan and a proposal to raise premiums to recapitalize the fund. In order to implement the restoration plan, the FDIC proposed to change both its risk-based assessment system and its base assessment rates. Assessment rates would increase by seven basis points across the range of risk weightings. In December 2008, the FDIC adopted its rule, uniformly increasing the risk-based assessment rates by seven basis points, annually, resulting in a range of risk-based assessment of 12 basis points to 50 basis points. Changes to the risk-based assessment system would include increasing premiums for institutions that rely on excessive amounts of brokered deposits, increasing premiums for excessive use of secured liabilities, and lowering premiums for smaller institutions with very high capital levels.

On February 27, 2009, the FDIC board agreed to impose an emergency special assessment of 20 basis points on all banks to restore the Deposit Insurance Fund to an acceptable level. The assessment, which will be payable on September 30, 2009, is in addition to a planned increase in premiums and a change in the way regular premiums are assessed, which the board also approved on that date. This emergency special assessment for the Company is projected to be $5.0 million based on December 31, 2008 data.

Defaults by another financial institution could adversely affect financial markets generally.

Since mid-2007, the financial services industry as a whole, as well as the securities markets generally, have been materially and adversely affected by very significant declines in the values of nearly all asset classes and by a very serious lack of liquidity. Financial institutions in particular have been subject to increased volatility and an overall loss in investor confidence.

The commercial soundness of many financial institutions may be closely interrelated as a result of credit, trading, clearing, or other relationships between the institutions. As a result, concerns about, or a default or threatened default by, one institution could lead to significant market-wide liquidity and credit problems, losses, or defaults by other institutions. This is sometimes referred to as “systemic risk” and may adversely affect financial intermediaries, such as clearing agencies, clearing houses, banks, securities firms and exchanges, with which the Company interacts on a daily basis, and therefore could adversely affect the Company.

The Company’s ability to engage in routine funding transactions could be adversely affected by the actions and commercial soundness of other financial institutions. As a result, defaults by, or even rumors or questions about, one or more financial services companies, or the financial services industry generally, have led to market-wide liquidity problems and could lead to losses or defaults by us or by other institutions. Many of these transactions expose us to credit risk in the event of default of our counterparty or client. In addition, our credit risk may be exacerbated when the collateral held by us cannot be realized or is liquidated at prices not sufficient to recover the full amount of the loan or derivative exposure due us. There is no assurance that any such losses would not materially and adversely affect our business, financial condition or results of operations.

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

The value of securities in the Company’s investment securities portfolio may be negatively affected by continued disruptions in securities markets.

The market for some of the investment securities held in the Company’s portfolio has become extremely volatile over the past twelve months. Volatile market conditions may detrimentally affect the value of these securities, such as through reduced valuations due to the perception of heightened credit and liquidity risks. There can be no assurance that the declines in market value associated with these disruptions will not result in other than temporary impairments of these assets, which would lead to accounting charges that could have a material adverse effect on our net income and capital levels.

If the Company is required to write down goodwill or other intangible assets or if it is required to mark-to-market certain of its assets or reduce its deferred tax assets by a valuation allowance, its financial condition and results of operations would be negatively affected.

When the Company acquires a business, a portion of the purchase price of the acquisition may be allocated to goodwill and identifiable intangible assets. The amount of the purchase price which is allocated to goodwill is determined by the excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired. At December 31, 2008, the Company’s goodwill and identifiable intangible assets were approximately $93.5 million. Under generally accepted accounting principles, if the Company determines that the carrying value of its goodwill or intangible assets is impaired, the Company is required to write down the value of these assets. The Company conducts an annual review to determine whether goodwill and identifiable intangible assets are impaired.

The Company’s goodwill and intangible assets are reviewed annually for impairment as of September 30th of each year. This review in 2008 was conducted with the assistance of a third party valuation specialist. In conducting the review, the market value of the Company’s common stock, estimated control premiums, projected cash flow and various pricing analyses are all taken into consideration to determine if the fair value of the assets and liabilities in its business exceed their carrying amounts.

On September 30, 2008, the Company recorded a non-cash goodwill impairment charge of $80.0 million. This goodwill impairment charge was not tax deductible, did not impact its tangible equity or regulatory capital ratios, and did not adversely affect its overall liquidity position. It is classified as a noninterest expense item.

Under SFAS No. 142, goodwill must be tested for impairment annually and, under certain circumstances, at intervening interim dates. A goodwill impairment test also could be triggered between annual testing dates if an event occurs or circumstances change that would more likely than not reduce the fair value below the carrying amount. Examples of those events or circumstances would include the following:

•	Significant adverse change in business climate;

•	Significant unanticipated loss of clients/assets under management;

•	Unanticipated loss of key personnel;

•	Sustained periods of poor investment performance;

•	Significant loss of deposits or loans;

•	Significant reductions in profitability; or

•	Significant changes in loan credit quality.

The Company does not believe that any new events or changes in circumstance have occurred since September 30, 2008 (the date of our most recent annual test and resulting impairment recognition) that would require an interim impairment analysis to be conducted as of December 31, 2008. Management will continue to assess any shortfall in the Company’s market capitalization relative to its total book value and tangible book value, which management currently attributes to both industry-wide and Company-specific factors, and to evaluate whether any additional adjustments are required in the carrying value of goodwill. If the Company’s common stock continues to trade at a price below book value, the Company may be required in a future period to recognize an impairment of all, or some portion, of its remaining goodwill.

The Company cannot assure that it will not be required to take additional goodwill impairment charges in the future. Any impairment charge would have a negative effect on its stockholders’ equity and financial results.

If an impairment charge is significant enough to result in negative net income for the period, it could affect the ability of the Bank to upstream dividends to the Company, which could have a material adverse effect on the Company’s liquidity and its ability to pay dividends to stockholders.

If the Company decides to sell a loan or a portfolio of loans it is required to classify those loans as held for sale, which requires it to carry such loans at the lower of cost or market. If it decides to sell loans at a time when the fair market value of those loans is less than their carrying value, the adjustment will result in a loss. The Company may from time to time decide to sell particular loans or groups of loans, for example to resolve classified loans, and the required adjustment could negatively affect its financial condition or results of operations.

The Company is required, under generally accepted accounting principles, to assess the need for a valuation allowance on its deferred tax assets. If, based on the weight of available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized, the Company would be required to reduce its deferred tax assets by a valuation allowance and increase income tax expense. At December 31, 2008, the Company’s net deferred tax asset was $56.5 million.

If the Company’s investment in the common stock of the Federal Home Loan Bank of Chicago is other than temporarily impaired, its financial condition and results of operations could be materially impaired.

The Bank owns common stock of the Federal Home Loan Bank of Chicago, FHLBC. The common stock is held to qualify for membership in the Federal Home Loan Bank System and to be eligible to borrow funds under the FHLBC’s advance program. The aggregate cost and fair value of the Company’s FHLBC common stock as of December 31, 2008 was $19.0 million based on its par value. There is no market for the FHLBC common stock.

On October 10, 2007, the FHLBC entered into a consensual cease and desist order with the Federal Housing Finance Board, now known as the Federal Housing Finance Agency, the FHFA. Under the terms of the order, capital stock repurchases and redemptions, including redemptions upon membership withdrawal or other termination, are prohibited unless the FHLBC receives the prior approval of the Director of the Office of Supervision of the FHFA, the Director. The order also provides that dividend declarations are subject to the prior written approval of the Director and required the FHLBC to submit a capital structure plan to the FHFA. The FHLBC has not declared any dividends since the order was issued and it has not received approval of a capital structure plan. In July of 2008, the FHFA amended the order to permit the FHLBC to repurchase or redeem newly-issued capital stock to support new advances, subject to certain conditions set forth in the order. The Company’s FHLBC common stock is not newly-issued and is not affected by this amendment.

Recent published reports indicate that certain member banks of the Federal Home Loan Bank System could have materially lower regulatory capital levels due to the application of certain accounting rules and asset quality issues. In an extreme situation, it is possible that the capitalization of a Federal Home Loan Bank, including the FHLBC, could be substantially diminished or reduced to zero. The Company’s FHLBC common stock is accounted for in accordance with the AICPS Statement of Position (“SOP”) No. 01-6, Accounting by Certain Entities that Lend to or Finance the Activities of Others. SOP 01-6 provides that, for impairment testing purposes, the value of long term investments such as FHLBC common stock is based on the “ultimate recoverability” of the par value of the security without regard to temporary declines in value. Consequently, if events occur that give rise to substantial doubt about the ultimate recoverability of the par value of the Companys’ FHLBC common stock, this investment could be deemed to be other-than-temporarily impaired, and the impairment loss that we would be required to record would cause our earnings to decrease by the after-tax amount of the impairment loss.

As a bank holding company that conducts substantially all of the Company’s operations through its subsidiaries, its ability to pay dividends, repurchase its shares, or to repay its indebtedness depends upon liquid assets held by the bank holding company as well as the results of operations of the Company’s subsidiaries; the Company and its subsidiaries are subject to other restrictions.

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

Most of the Company’s ability to pay dividends and make payments on its debt securities come from amounts paid to it by the Bank. Under applicable banking law, the total dividends declared in any calendar year by the Bank may not, without the approval of the Federal Reserve exceed the aggregate of the Bank’s net profits and retained net profits for the preceding two years. The Bank is also subject to limits on dividends under the Illinois Banking Act. The Bank will not be able to pay dividends to the Company in 2009 without prior approval of the Federal Reserve.

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

The Company’s outstanding Series A and Series T preferred stock has preference over the Company’s common stock with respect to the payment of dividends and distribution of the Company’s assets in the event of a liquidation or dissolution.

Future dividend payments and common stock repurchases are restricted by the terms of the U.S. Treasury’s equity investment in the Company.

Under the terms of the Company’s agreement with the U.S. Treasury, for so long as any Series T preferred stock remains outstanding, the Company is prohibited from paying dividends on its common stock, and from making certain repurchases of equity securities, including its common stock, without the U.S. Treasury’s consent until the third anniversary of the U.S. Treasury’s investment or until the U.S. Treasury has transferred all of the Series T preferred stock to third parties. Furthermore, as long as the Series T preferred stock issued to the U.S. Treasury is outstanding, dividend payments and repurchases or redemptions relating to certain equity securities, including its common stock, are prohibited until all accrued and unpaid dividends are paid on such preferred stock, subject to certain limited exceptions.

The Company may elect or be compelled to seek additional capital in the future, but capital may not be available when it is needed.

The Company is required by federal and state regulatory authorities to maintain adequate levels of capital to support its operations. To the extent the Company continues to expand its operations, the Company will be required to support the growth in its operations by increasing its capital. In that regard, a number of financial institutions have recently raised considerable amounts of capital as a result of deterioration in their results of operations and financial condition arising from the turmoil in the mortgage loan market, deteriorating economic conditions, declines in real estate values and other factors, which may diminish our ability to raise additional capital.

The Company’s ability to raise additional capital, if needed, will depend on conditions in the capital markets, economic conditions and a number of other factors, many of which are outside its control, and on its financial performance. Accordingly, the Company cannot be assured of its ability to raise additional capital if needed or on terms acceptable to it. If the Company cannot raise additional capital when needed, it may have a material adverse effect on its financial condition, results of operations and prospects. If the Company cannot raise additional capital when needed, it may be subject to increased regulatory supervision and the imposition of restrictions on its growth. These restrictions could negatively impact the Company’s ability to further expand its operations and may result in significant increases in its operating expenses or decreases in its revenues.

The Company’s effective tax rates may be adversely affected by changes in federal and state tax laws.

The Company’s effective tax rates may be adversely affected by changes in federal or state tax laws, regulations and agency interpretations. In this regard, recent changes in Illinois laws may adversely affect the Company’s results of operations. Under current tax law, the Company enjoyed favorable tax treatment with respect to the dividends it received from Midwest Funding, L.L.C., a captive real estate investment trust, or a REIT. A change in Illinois tax law relating to the deductibility of captive REIT dividends eliminated this tax benefit beginning January 1, 2009, and is likely to increase the Company’s effective tax rate beginning in that year.

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

Management regularly reviews and updates our internal controls, disclosure controls and procedures, and corporate governance policies and procedures. Any system of controls, however well designed and operated, is based in part on certain assumptions and can provide only reasonable, not absolute, assurances that the objectives of the system are met. Any failure or circumvention of our controls and procedures or failure to comply with regulations related to controls and procedures could have a material adverse effect on our business, results of operations, cash flows and financial condition.

The Company relies heavily on communications and information systems to conduct its business. Any failure, interruption or breach in security of these systems could result in failures or disruptions in our customer relationship management, general ledger, deposit, loan and other systems. While we have policies and procedures designed to prevent or limit the effect of the failure, interruption or security breach of the Company’s information systems, there can be no assurance that any such failures, interruptions or security breaches will not occur or, if they do occur, that they will be adequately addressed. Additionally, the Company outsources a portion of its data processing to a third party. If our third party provider encounters difficulties or if we have difficulty in communicating with such third party, it will significantly affect our ability to adequately process and account for customer transactions, which would significantly affect our business operations. Furthermore, breaches of such third party’s technology may also cause reimbursable loss to our consumer and business customers, through no fault of our own. The occurrence of any failures, interruptions or security breaches of information systems used to process customer transactions could damage our reputation, result in a loss of customer business, subject us to additional regulatory scrutiny, or expose us to civil litigation and possible financial liability, any of which could have a material adverse effect on our financial condition, results of operations and cash flows.

The Company continually encounters technological change.

The financial services industry is continually undergoing rapid technological change with frequent introductions of new technology-driven products and services. The effective use of technology increases efficiency and enables financial institutions to better serve customers and to reduce costs. The Company’s future success depends, in part, upon its ability to address the needs of its customers by using technology to provide products and services that will satisfy customer demands, as well as to create additional efficiencies in our operations. Many competitors have substantially greater resources to invest in technological improvements. The Company may not be able to effectively implement new technology-driven products and services or be successful in marketing these products and services to its customers. Failure to successfully keep pace with technological change affecting the financial services industry could have a material adverse impact on the Company’s business and, in turn, its financial condition, results of operations and cash flows.

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

There can be no assurance that the recently enacted Emergency Economic Stabilization Act of 2008, the American Recovery and Reinvestment Act of 2009 and other recently enacted government programs will help stabilize the U.S. financial system.

On October 3, 2008, the Emergency Economic Stabilization Act of 2008, EESA, was enacted. The U.S. Treasury and banking regulators are implementing a number of programs under this legislation and otherwise to address capital and liquidity issues in the banking system, including the TARP Capital Purchase Program. In addition, other regulators have taken steps to attempt to stabilize and add liquidity to the financial markets, such as the FDIC Temporary Liquidity Guarantee Program, TLG Program, which we did not “opt-out” of. However, there can be no assurance that we will issue any guaranteed debt under the TLG Program, or that we will participate in any other stabilization programs in the future.

The EESA followed, and has been followed by, numerous actions by the Federal Reserve, the U.S. Congress, U.S. Treasury, the FDIC, the SEC and others to address the current liquidity and credit crisis that has followed the sub-prime meltdown that commenced in 2007. These measures include homeowner relief that encourage loan restructuring and modification; the establishment of significant liquidity and credit facilities for financial institutions and investment banks; the lowering of the federal funds rate; emergency action against short selling practices; a temporary guaranty program for money market funds; the establishment of a commercial paper funding facility to provide back-stop liquidity to commercial paper issuers; and coordinated international efforts to address illiquidity and other weaknesses in the banking sector.

On February 17, 2009, President Barack Obama signed the American Recovery and Reinvestment Act of 2009, ARRA, more commonly known as the economic stimulus or economic recovery package. ARRA includes a wide variety of programs intended to stimulate the economy and provide for extensive infrastructure, energy, health and education needs. In addition, ARRA imposes new executive compensation and corporate governance limits on current and future participants in TARP, including the Company, which are in addition to those previously announced by U.S. Treasury. The new limits remain in place until the participant has redeemed the preferred stock sold to U.S. Treasury, which is now permitted under ARRA without penalty and without the need to raise new capital, subject to U.S. Treasury’s consultation with the recipient’s appropriate federal regulator.

There can also be no assurance as to the actual impact that the EESA, the ARRA and other programs will have on the financial markets, including the extreme levels of volatility and limited credit availability currently being experienced. The failure of the EESA, the ARRA and other programs to stabilize the financial markets and a continuation or worsening of current financial market conditions could materially and adversely affect our business, financial condition, results of operations, access to credit or the trading price of our common stock.

The EESA and the ARRA are relatively new legislation and, as such, is subject to change and evolving interpretation. This is particularly true given the change in administration that occurred on January 20, 2009. There can be no assurances as to the effects that such changes will have on the effectiveness of the EESA or on our business, financial condition or results of operations.

The purpose of these legislative and regulatory actions is to stabilize the U.S. banking system. The EESA, the ARRA and the other regulatory initiatives described above may not have their desired effects. If the volatility in the markets continues and economic conditions fail to improve or worsen, our business, financial condition, results of operations and cash flows could be materially and adversely affected.

The limitations on incentive compensation contained in the ARRA may adversely affect the Company’s ability to retain its highest performing employees.

The ARRA imposes new executive compensation limits on current and future participants in TARP, including the Company, which are in addition to those previously announced by U.S. Treasury. The ARRA contains restrictions on bonus and other incentive compensation payable to the five executives named in a company’s proxy statement, imposes restrictions on severance payments to the ten highest paid employees, and requires the repayment of bonuses in certain circumstances by the 25 highest paid employees. Depending upon the limitations placed on incentive compensation by the final regulations issued under the ARRA, it is possible that the Company may be unable to create a compensation structure that permits it to retain its highest performing employees. If this were to occur, the Company’s business and results of operations could be adversely affected, perhaps materially.

The Company is subject to claims and litigation pertaining to fiduciary responsibility.

From time to time, customers make claims and take legal action pertaining to our performance of our fiduciary responsibilities. Whether customer claims and legal action related to our performance of our fiduciary responsibilities are founded or unfounded, if such claims and legal actions are not resolved in a manner favorable to us, they may result in significant financial liability and/or adversely affect the market perception of us and our products and services as well as impact customer demand for our products and services. Any financial liability or reputation damage could have a material adverse effect on our business, which, in turn, could have a material adverse effect on our financial condition, results of operations and cash flows.

The Company is exposed to risk of environmental liabilities with respect to properties to which we take title.

In the course of our business, we may own or foreclose and take title to real estate, and could be subject to environmental liabilities with respect to these properties. We may be held liable to a governmental entity or to third parties for property damage, personal injury, investigation and clean-up costs incurred by these parties in connection with environmental contamination, or may be required to investigate or clean up hazardous or toxic substances, or chemical releases at a property. The costs associated with investigation or remediation activities could be substantial. In addition, as the owner or former owner of a contaminated site, we may be subject to common law claims by third parties based on damages and costs resulting from environmental contamination emanating from the property. If we ever become subject to significant environmental liabilities, our business, financial condition, cash flows, liquidity and results of operations could be materially and adversely affected.

Severe weather, natural disasters, acts of war or terrorism and other external events could significantly impact our business.

Severe weather, natural disasters, acts of war or terrorism and other adverse external events could have a significant impact on our ability to conduct business. Such events could affect the stability of our deposit base; impair the ability of borrowers to repay outstanding loans, impair the value of collateral securing loans, cause significant property damage, result in loss of revenue and/or cause us to incur additional expenses. Although management has established disaster recovery policies and procedures and is insured for these situations, the occurrence of any such event could have a material adverse effect on our business, which, in turn, could have a material adverse effect on our financial condition, results of operations and cash flows.

Non-Compliance with USA PATRIOT Act, Bank Secrecy Act, or Other Laws and Regulations Could Result in Fines or Sanctions, and Curtail Expansion Opportunities

Financial institutions are required under the USA PATRIOT and Bank Secrecy Acts to develop programs to prevent financial institutions from being used for money laundering and terrorist activities. Financial institutions are also obligated to file suspicious activity reports with the U.S. Treasury Department’s Office of Financial Crimes Enforcement Network if such activities are detected. These rules also require financial institutions to establish procedures for identifying and verifying the identity of customers seeking to open new financial accounts. Failure or the inability to comply with these regulations could result in fines or penalties, curtailment of expansion opportunities, intervention or sanctions by regulators and costly litigation or expensive additional controls and systems. During the last few years, several banking institutions have received large fines for non-compliance with these laws and regulations. We have developed policies and continue to augment procedures and systems designed to assist in compliance with these laws and regulations.

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

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

The following table sets forth certain information regarding the Company’s principal office and bank branches.

	Date	Net Book Value at	Leased or
Location	Acquired	December 31, 2008	Owned
	(In thousands)

Principal Office of the Company and Midwest Bank and Trust Company Banking Office
501 West North Avenue Melrose Park, Illinois 60160	1987	$1,139	Owned
Other Midwest Bank and Trust Company Banking Offices
1606 North Harlem Avenue Elmwood Park, Illinois 60607	1959	3,228	Owned
2045 East Algonquin Road Algonquin, Illinois 60102	1994	580	Owned
1000 Tower Lane #125 Bensenville, Illinois 60106	2006	4	Leased
236 West Lake Street Bloomingdale, Illinois 60108	2006	477	Leased
1001 Johnson Drive Buffalo Grove, Illinois 60089	2006	55	Leased
300 South Michigan Avenue Chicago, Illinois 60604	1986	119	Leased
4012 North Pulaski Road Chicago, Illinois 60641	1993	756	Owned
7227 West Addison Street Chicago, Illinois 60634	1996	997	Owned
1601 North Milwaukee Avenue Chicago, Illinois 60647	2003	2	Leased
1545 Ellinwood Ave Des Plaines, Illinois 60016	2007	5,242	Owned
927 Curtiss Street Downers Grove, Illinois 60515	1996	101	Leased
645 Tollgate Road Elgin, Illinois 60123	2006	—	Leased
9668 Franklin Avenue Franklin Park, Illinois 60131	2006	151	Leased
1441 Waukegan Road Glenview, Illinois 60025	2003	409	Leased
500 West Chestnut Street Hinsdale, Illinois 60521	1991	1,308	Owned
1604 West Colonial Parkway Inverness, Illinois 60067	2006	—	Leased
204 E. State Road Island Lake, Illinois 60042	1998	306	Owned
274444 W. Route 120 Lakemoor, Illinois 60050	2007	2,262	Leased
1190 Old McHenry Road Long Grove, Illinois 60047	2003	—	Leased
5555 Bull Valley Road McHenry, Illinois 60050	1998	1,028	Owned
50 N. Main Street Mount Prospect, Illinois 60056	2007	5,141	Owned
1730 Park Street Naperville, Illinois 60563	2006	524	Owned
8301 West Lawrence Norridge, Illinois 60656	2003	280		*
444 N. Rand Road North Barrington, Illinois 60010	2007	4,567	Owned
505 North Roselle Road Roselle, Illinois 60172	1999	1,996	Owned
17622 Depot Street Union, Illinois 60180	1987	64	Owned

*	Land is leased and building is owned.

Management believes that the facilities are of sound construction, in good operating condition, appropriately insured, and adequately equipped for carrying on the business of the Company. During December 2008, the Company closed two unprofitable branches located in Addison and Lake Zurich, Illinois.

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

The Company held a special meeting of the holders of the Series A Noncumulative Redeemable Convertible Perpetual Preferred Stock (the “Series A preferred stock”) on December 5, 2008. One proposal was submitted to a vote of the Series A preferred stockholders as described in the Company’s proxy statement, dated November 21, 2008. The following is a brief description of the matter voted upon, which was approved by the holders of the Series A preferred stock:

•	To authorize the issuance by the Company of up to $85.5 million of fixed rate, cumulative perpetual preferred stock, Series T to the U.S. Treasury:

Votes For:	13,211
Against:	99
Abstain:	49

PART II

Item 5.	Market for the Registrant’s Common Equity and Related Stockholder Matters and Issuer Purchases of Equity Securities

The Company’s common stock is traded over-the-counter and quoted on the NASDAQ Global Market under the symbol “MBHI.” As of March 10, 2009, the Company had approximately 879 stockholders of record, based upon securities position listings furnished by the Company’s transfer agent. The Company believes the number of beneficial owners is greater than the number of record holders because a large portion of the Company’s common stock is held through brokerage firms in “street name.” The table below sets forth the high and low sale prices of the common stock and the cash dividends declared during the periods indicated.

			Dividends Declared
	High	Low	Per Common Share

2007
First Quarter	$24.44	$17.40	$0.13
Second Quarter	18.03	14.50	0.13
Third Quarter	15.95	12.78	0.13
Fourth Quarter	15.80	11.45	0.13
2008
First Quarter	$13.93	$9.63	$0.13
Second Quarter	13.21	4.87	0.13
Third Quarter	7.50	2.90	—
Fourth Quarter	4.50	1.30	—

Issuer Purchases of Equity Securities

On May 3, 2006, the Company announced a 5.0% stock repurchase program. During 2006, the Company repurchased 204,188 shares of its common stock at an average price of $23.37. During 2007, the Company repurchased 661,500 shares of its common stock at an average price of $14.25. These shares were acquired in private and public transactions as part of the Company’s stock repurchase program. No shares were repurchased during 2008. As of December 31, 2008, there were 374,111 shares remaining for repurchase under this program, should the Company decide to do so with the approval of the U.S. Treasury.

Information regarding the equity compensation plan is included in Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters and the information included therein is incorporated herein by reference.

Holders of common stock are entitled to receive such dividends that may be declared by the Board of Directors from time to time and paid out of funds legally available therefor. Because the Company’s consolidated net income consists largely of net income of the Bank, the Company’s ability to pay dividends depends upon its receipt of dividends from the Bank. The Bank’s ability to pay dividends is regulated by banking statutes. The Bank will not be able to pay dividends to the Company in 2009 without prior approval of the Federal Reserve. See “Supervision and Regulation, Financial Institution Regulation — Dividend Limitations.” The declaration of dividends by the Company is discretionary and depends on the Company’s earnings and financial condition, regulatory limitations, tax considerations and other factors including limitations imposed by the terms of the Company’s outstanding junior subordinated debentures owed to its unconsolidated trusts. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity.” The Company will only be able to pay dividends with the approval of the U.S. Treasury Department.

Issuance of Preferred Stock — Use of Proceeds

The Company, on December 5, 2008, issued and sold to the U.S. Treasury (i) 84,784 shares of the Company’s fixed rate cumulative perpetual preferred stock, Series T and (ii) a warrant to purchase for $2.97 per share 4,282,020 shares of the Company’s common stock, par value $0.01 per share, for an aggregate purchase price of $84.784 million in cash. The preferred stock and warrant were issued in a private placement exempt from registration pursuant to Section 4(2) of the Securities Act of 1933. The new equity strengthened the Company’s balance sheet and allowed it to infuse capital into the Bank through a subordinated debenture as well as allowed it to partially pay down $12.0 million in balances outstanding on its revolving line of credit.

Performance Graph

The following graph shows a comparison of the cumulative returns for the Company, the S&P 500 Index, and the NASDAQ Market Bank Stocks Index for the period beginning December 31, 2003 and ending December 31, 2008. The information assumes that $100 was invested at the closing price on December 31, 2003 in the common stock of the Company and each index and that all dividends were reinvested.

Item 6.	Selected Consolidated Financial Data

The following table sets forth certain selected consolidated financial data at or for the periods indicated. In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the results of operations and gain on sale of Midwest Bank of Western Illinois are shown in the Company’s statements of income for 2004 and 2005 as “discontinued operations.” This information should be read in conjunction with the Company’s Consolidated Financial Statements and notes thereto included herein. See “Item 8, Consolidated Financial Statements and Supplementary Data.”

	Year Ended December 31,
	2008	2007	2006	2005	2004
	(Dollars in thousands, except per share data)

Statement of Income Data:
Total interest income	$187,661	$193,869	$159,262	$112,244	$91,962
Total interest expense	100,695	111,237	83,980	50,797	41,780

Net interest income	86,966	82,632	75,282	61,447	50,182
Provision for loan losses	71,765	4,891	12,050	2,589	3,400
Noninterest income (loss)	(50,596)	15,477	14,551	(6,245)	(88)
Noninterest expenses	177,951	71,395	58,615	60,527	46,491

Income (loss) before income taxes and discontinued operations	(213,346)	21,823	19,168	(7,914)	203
Provision (benefit) for income taxes	(55,073)	3,246	1,422	(6,325)	(2,869)

Income (loss) from continuing operations	(158,273)	18,577	17,746	(1,589)	3,072
Income (loss) from discontinued operations	—	—	—	7,533	(696)

Net income (loss)	(158,273)	18,577	17,746	5,944	2,376

Preferred stock dividends	3,728	204	—	—	—

Net income available to common stockholders	$(162,001)	$18,373	$17,746	$5,944	$2,376

Per Common Share Data:
Earnings per share (basic) from continuing operations	$(5.82)	$0.72	$0.76	$(0.08)	$0.17
Earnings per share (basic) from discontinued operations	—	—	—	0.38	(0.04)
Earnings per share (basic)	(5.82)	0.72	0.76	0.30	0.13
Earnings per share (diluted) from continuing operations	(5.82)	0.72	0.75	(0.08)	0.17
Earnings per share (diluted) from discontinued operations	—	—	—	0.38	(0.04)
Earnings per share (diluted)	(5.82)	0.72	0.75	0.30	0.13
Cash dividends declared	0.26	0.52	0.51	0.48	0.48
Book value at end of period	6.56	11.94	11.65	9.91	7.66
Tangible book value at end of period (non-GAAP measure)(10)	3.21	5.56	7.97	9.78	7.49

	Year Ended December 31,
	2008		2007		2006		2005		2004
	(Dollars in thousands, except per share data)

Selected Financial Ratios:
Return on average assets from continuing operations(1)	(4.32)%		0.58%		0.67%		(0.07)%		0.13%
Return on average equity from continuing operations(2)	(46.65)		6.13		7.04		(0.95)		2.17
Dividend payout ratio	N/M		73.04		67.95		162.38		279.59
Average equity to average assets	9.27		9.53		9.57		7.29		6.12
Tier 1 risk-based capital	8.30		9.21		11.92		16.97		13.27
Total risk-based capital	10.07		10.17		12.97		18.07		14.65
Net interest margin (tax equivalent)(3)(4)(5)	2.75		3.02		3.32		3.31		2.82
Loan to deposit ratio(5)	104.02		100.66		99.44		88.62		73.07
Net overhead expense to average assets(5)(6)	4.00		1.76		1.67		2.14		1.58
Efficiency ratio(5)(7)	144.87		68.29		60.55		75.44		72.79
Loan Quality Ratios(5):
Allowance for loan losses to total loans at the end of year	1.77		1.08		1.19		1.32		1.48
Provision for loan losses to total loans	2.86		0.20		0.62		0.19		0.31
Net loans charged off to average total loans	2.18		0.20		0.59		0.09		0.17
Nonaccrual loans to total loans at the end of year(8)	2.43		1.99		2.20		0.59		0.85
Nonperforming assets to total assets(9)	2.36		1.39		1.55		0.83		0.78
Allowance for loan losses to nonaccrual loans	0.73	x	0.54	x	0.54	x	2.25	x	1.74	x
Balance Sheet Data:
Total assets	$3,570,212		$3,692,782		$2,942,046		$2,307,608		$2,236,813
Total earning assets(5)	3,195,408		3,266,461		2,617,894		2,126,227		1,807,609
Average assets	3,661,209		3,181,990		2,635,138		2,305,086		2,310,594
Loans(5)	2,509,759		2,474,327		1,946,816		1,349,996		1,097,299
Allowance for loan losses(5)	44,432		26,748		23,229		17,760		16,217
Deposits(5)	2,412,791		2,458,148		1,957,810		1,523,384		1,501,646
Borrowings(5)	817,041		821,063		652,774		538,480		320,636
Stockholders’ equity	305,834		375,164		287,242		216,126		137,423
Tangible stockholders’ equity(non-GAAP measure)(5)(10)	212,289		197,713		196,481		213,447		134,315

(1)	Net income divided by average assets.

(2)	Net income divided by average equity.

(3)	Net interest income, on a fully tax-equivalent basis, divided by average earning assets.

(4)	The following table reconciles reported net interest income on a fully tax-equivalent basis for the periods presented:

	2008	2007	2006	2005	2004

Net interest income	$86,966	$82,632	$75,282	$61,447	$50,182
Tax-equivalent adjustment to net interest income	2,621	3,612	4,286	2,628	2,399

Net interest income, fully tax-equivalent basis	$89,587	$86,244	$79,568	$64,075	$52,581

(5)	Reflects continuing operations due to the sale of bank subsidiary on September 30, 2005.

(6)	Noninterest expense less noninterest income, excluding security gains or losses, divided by average assets.

(7)	Noninterest expense excluding amortization of intangible assets and foreclosed properties expense divided by noninterest income, excluding security gains or losses, plus net interest income on a fully tax-equivalent basis.

(8)	Includes total nonaccrual, impaired and all other loans 90 days or more past due.

(9)	Includes total nonaccrual and all other loans 90 days or more past due, trouble-debt restructured loans and foreclosed properties.

(10)	Stockholders’ equity less goodwill, core deposit intangible and other intangible assets. Management believes that tangible stockholders’ equity (non-GAAP measure) is a more useful measure since it excludes the balances of intangible assets. The following table reconciles reported stockholders’ equity to tangible stockholders’ equity for the periods presented:

	2008	2007	2006	2005	2004

Stockholders’ equity	$305,834	$375,164	$287,242	$216,126	$137,423
Core deposit intangible and other intangibles, net	14,683	17,044	11,273	1,788	2,217
Goodwill	78,862	160,407	79,488	891	891

Tangible stockholders’ equity	$212,289	$197,713	$196,481	$213,447	$134,315

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

The Company’s principal business is conducted by the Bank which provides of a full range of community-based financial services, including commercial and retail banking. The profitability of the Company’s operations depends primarily on its net interest income, provision for loan losses, noninterest income, noninterest expenses, and income taxes. Net interest income is the difference between the income the Company receives on its loan and securities portfolios and its cost of funds, which consists of interest paid on deposits and borrowings. The provision for loan losses reflects the cost of credit risk in the Company’s loan portfolio. Noninterest income consists of service charges on deposit accounts, securities gains or losses or impairments, net trading profits or losses, gains or losses on sales of loans, insurance and brokerage commissions, trust income, increase in cash surrender value of life insurance, gains on sale of property and extinguishment of debt, and other noninterest income. Noninterest expenses include salaries and employee benefits, occupancy and equipment expenses, professional services, marketing expenses, amortization of intangible assets, goodwill impairment, loss on extinguishment of debt, merger-related expenses, and other noninterest expenses. The Company is subject to state and federal income taxes.

Net interest income is dependent on the amounts of and yields on interest-earning assets as compared to the amounts of and rates on interest-bearing liabilities. Net interest income is sensitive to changes in market interest rates and is dependent on the Company’s asset/liability management procedures to react appropriately to such changes. The provision for loan losses is based upon management’s assessment of the collectibility of the loan portfolio under current economic conditions. Noninterest expenses are influenced by the growth of operations. Growth in the number of account relationships directly affects such expenses as data processing costs, supplies, postage, and other miscellaneous expenses. The provision for income taxes is affected by tax law and regulation, accounting principles and policies, and income tax strategies. See Note 2 and Note 22 of the Notes to the consolidated financial statements for more details.

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

The Company’s methodology for determining the allowance for loan losses represents an estimation performed pursuant to SFAS No. 5, “Accounting for Contingencies,” and SFAS No. 114, “Accounting by Creditors for Impairment of a Loan.” The allowance reflects expected losses resulting from analyses developed through specific credit allocations for individual loans and historical loss experience for each loan category. The specific credit allocations are based on regular analyses of all loans over $300,000 where the internal credit rating is at or below a predetermined classification. These analyses involve a high degree of judgment in estimating the amount of loss associated with specific loans, including estimating the amount and timing of future cash flows and collateral values. The allowance for loan losses also includes consideration of concentrations and changes in portfolio mix and volume and other qualitative factors. In addition, regulatory agencies, as an integral part of their examinations, may require the Company to make additions to the allowance based on their judgment about information available to them at the time of their examinations.

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

In June 2006, the Financial Accounting Standards Board (“FASB”) released FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarifies the accounting and reporting for uncertainties in the application of income tax laws, providing a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of income tax positions taken or expected to be taken in income tax returns. The Company’s adoption of FIN 48 on January 1, 2007 did not have a material impact on the Company’s consolidated financial position and results of operations. See Note 22 — Income Taxes of the Notes to the consolidated financial statements for more details.

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

Accounting Pronouncements

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

The Company adopted SFAS No. 157, “Fair Value Measurements,” on January 1, 2008, which defines fair value, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements. SFAS No. 157 applies to other accounting pronouncements that require or permit fair value measurements where the FASB had previously concluded in those pronouncements that fair value is the relevant measurement attribute. Accordingly, SFAS No. 157 does not require any new financial assets or liabilities to be measured at fair value. In February 2008, FASB issued FASB Staff Position (“FSP”) No. FAS 157-2, “Effective Date of FASB Statement No. 157.” This FSP delays the effective dates of SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value on a recurring basis (at least annually) to fiscal years beginning after November 15, 2008. In October 2008, the FASB issued Staff Position 157-3, “Determining the Fair Value of a Financial Asset in a Market That Is Not Active” (“FSP No. 157-3”), which clarifies the application of SFAS No. 157 in an inactive market and provides an illustrative example to demonstrate how the fair value of a financial asset is to be determined when the market for that financial asset is not active. FSP No. 157-3 became effective for the Company’s interim financial statements as of September 30, 2008 and did not significantly impact the methods by which the Company determines the fair values of its financial assets. The adoption of SFAS No. 157 did not have a material effect on the Company’s results of operations or consolidated financial position. See Note 17 — Fair Value of the Notes to the consolidated financial statements for more details.

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

In June 2008, the FASB ratified the consensus reached by the Emerging Issues Task Force (“EITF”) on Issue No. 07-5, “Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock” (“EITF No. 07-5”). EITF No. 07-5 provides guidance for determining whether an equity-linked financial instrument (or embedded feature) is indexed to an entity’s own stock. EITF No. 07-5 applies to any freestanding financial instrument or embedded feature that has all of the characteristics of a derivative or freestanding instrument that is potentially settled in an entity’s own stock (with the exception of share-based payment awards within the scope of SFAS 123(R)). To meet the definition of “indexed to own stock,” an instrument’s contingent exercise provisions must not be based on (a) an observable market, other than the market for the issuer’s stock (if applicable), or (b) an observable index, other than an index calculated or measured solely by reference to the issuer’s own operations, and the variables that could affect the settlement amount must be inputs to the fair value of a “fixed-for-fixed” forward or option on equity shares. EITF No. 07-5 is effective for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The Company does not anticipate a material effect on its results of operations or consolidated financial position from adopting EITF No. 07-5.

In December 2008, the FASB issued FASB Staff Position FAS 140-4 and FIN 46(R)-8, “Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities” (“FSP No. FAS 140-4 and FIN 46(R)-8”). FSP No. FAS 140-4 and FIN 46(R)-8 amends SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities” and FIN No. 46, “Consolidation of Variable Interest Entities,” requiring additional disclosures about transfers of financial assets and the involvement with variable interest entities. These additional disclosures are intended to provide greater transparency about a transferor’s continuing involvement with transferred assets and variable interest entities. FSP No. FAS 140-4 and FIN 46(R)-8 is effective for fiscal years ending after December 15, 2008. The adoption of FSP No. FAS 140-4 and FIN 46(R)-8 did not have a material effect on the Company’s results of operations or consolidated financial position.

Recent Developments

On January 29, 2009, the Company announced that Jay Fritz had been appointed to serve as its President and Chief Executive Officer, and that the Bank appointed Mr. Fritz to serve as its Chief Executive Officer. Mr. Fritz has served as Executive Vice President of the Company and President and Chief Operating Officer of the Bank since July of 2006. Mr. Fritz is a seasoned executive with over thirty years of banking experience. Prior to joining the Company, he served as Chairman and Chief Executive Officer of Royal American Bank, which was acquired by the Company in July of 2006. He has served as Chief Executive Officer of First Chicago Bank of Mt. Prospect, Illinois, and has held various management positions at Northern Trust, First National Bank of Libertyville and Continental Illinois National Bank. Mr. Fritz replaced James J. Giancola.

On February 23, 2009, the Company granted 159,000 shares of restricted stock, with a grant-date fair value of $1.15 to certain officers of the Company under its incentive program. These shares of restricted stock will vest on the third anniversary of the date of grant and have voting and dividend rights. The Company also granted 409,146 options to purchase its common stock at an exercise price of $1.15, the fair value of the Company’s common stock at the date of grant, to certain officers of the Company under its incentive program. These stock options will become exercisable on the third anniversary of the date of grant and expire in 10 years from the date of grant. None of the shares of restricted stock or stock options were granted to executive vice presidents or above.

In response to the financial crises affecting the overall banking system and financial markets, on October 3, 2008, the Emergency Economic Stabilization Act of 2008, EESA, was enacted. Under the EESA, the United States Treasury Department, the U.S. Treasury, has the authority to, among other things, purchase mortgages, mortgage backed securities and certain other financial instruments from financial institutions for the purpose of stabilizing and providing liquidity to the U.S. financial markets.

On October 3, 2008 the Troubled Asset Relief Program, TARP, became effective. The TARP gave the U.S. Treasury authority to deploy up to $700 billion into the financial system with an objective of improving liquidity in capital markets. On October 14, 2008, the U.S. Treasury announced plans to direct $250 billion of this authority into preferred stock investments in financial institutions. The general terms of this preferred stock program are as follows for a participant: pay 5% dividends on the U.S. Treasury’s preferred stock for the first five years and 9% dividends thereafter; cannot increase common stock dividends for three years while Treasury is an investor without their permission; the U.S. Treasury receives warrants entitling it to buy a participant’s common stock equal to 15% of the U.S. Treasury’s total initial investment in the participant; and the participating company’s executives must agree to certain compensation restrictions, and restrictions on the amount of executive compensation which is tax deductible and other detailed terms and conditions. The terms of this preferred stock program could reduce investment returns to participating companies’ stockholders by restricting dividends to common stockholders, diluting existing stockholders’ interests, and restricting capital management practices. The TARP capital purchase program is a voluntary program designed to help healthy institutions build capital to support the U.S. economy by increasing the flow of financing to U.S. businesses and consumers.

Although the Company exceeds all applicable regulatory capital requirements, it submitted an application for participation in the TARP capital purchase program and, on December 5, 2008, it sold 84,784 shares of Series T preferred stock to the U.S. Treasury for an aggregate purchase price of $84.784 million and issued a warrant to the U.S. Treasury which will allow it to acquire 4,282,020 shares of its common stock for $2.97 per share. The Series T preferred stock qualifies as Tier 1 capital and will pay cumulative dividends at a rate of 5% per annum for the first five years, and 9% per annum thereafter. The Series T preferred stock may be redeemed by the Company after three years. Prior to the end of three years, the Series T preferred stock may be redeemed by the Company only with proceeds from the sale of qualifying equity securities. The senior preferred stock is non-voting, other than class voting rights on certain matters that could amend the rights of or adversely affect the stock.

If the Company completes one or more qualified equity offerings on or prior to December 31, 2009 that result in its receipt of aggregate gross proceeds of not less than $84.784 million, which is equal to 100% of the aggregate liquidation preference of the Series T preferred stock, the number of shares of common stock underlying the warrant then held by the selling securityholders will be reduced by 50% to 2,141,010 shares. The number of shares for which the warrant may be exercised and the exercise price applicable to the warrant will be proportionately adjusted in the event the Company pays stock dividends or makes distributions of its common stock, subdivide, combine or reclassify outstanding shares of its common stock.

The EESA included a provision for an increase in the amount of deposits insured by the FDIC to $250,000 until December 2009. On October 14, 2008, the FDIC announced a new program, the Temporary Liquidity Guarantee Program, that provides unlimited deposit insurance on funds in noninterest-bearing transaction deposit accounts not otherwise covered by the existing deposit insurance limit of $250,000. The Company has elected to participate in the Temporary Liquidity Guarantee Program and incur a 10 basis point surcharge as a cost of participation. The behavior of depositors in regard to the level of FDIC insurance could cause the Company’s existing customers to reduce the amount of deposits held at the Company, and or could cause new customers to open deposit accounts. The level and composition of the Company’s deposit portfolio directly impacts its funding cost and net interest margin.

The EESA followed, and has been followed by, numerous actions by the Federal Reserve, the U.S. Congress, U.S. Treasury, the FDIC, the SEC and others to address the current liquidity and credit crisis that has followed the sub-prime meltdown that commenced in 2007. These measures include homeowner relief that encourage loan restructuring and modification; the establishment of significant liquidity and credit facilities for financial institutions and investment banks; the lowering of the federal funds rate; emergency action against short selling practices; a temporary guaranty program for money market funds; the establishment of a commercial paper funding facility to provide back-stop liquidity to commercial paper issuers; and coordinated international efforts to address illiquidity and other weaknesses in the banking sector.

On February 17, 2009, President Barack Obama signed the American Recovery and Reinvestment Act of 2009, ARRA, more commonly known as the economic stimulus or economic recovery package. ARRA includes a wide variety of programs intended to stimulate the economy and provide for extensive infrastructure, energy, health and education needs. In addition, ARRA imposes new executive compensation and corporate governance limits on current and future participants in TARP, including the Company, which are in addition to those previously announced by U.S. Treasury. The new limits remain in place until the participant has redeemed the preferred stock sold to U.S. Treasury, which is now permitted under ARRA without penalty and without the need to raise new capital, subject to U.S. Treasury’s consultation with the recipient’s appropriate federal regulator.

On February 27, 2009, the FDIC board agreed to impose an emergency special assessment of 20 basis points on all banks to restore the Deposit Insurance Fund to an acceptable level. The assessment, which will be payable on September 30, 2009, is in addition to a planned increase in premiums and a change in the way regular premiums are assessed, which the board also approved on that date. This emergency special assessment for the Company is projected to be $5.0 million based on December 31, 2008 data.

As a result of the effects of recent economic conditions, the increase in nonperforming assets, and the impairment charges on goodwill and the FNMA and FHLMC preferred securities, the Company sought covenant waivers on two occasions since December 31, 2007. First, the lender waived a covenant violation in the first quarter of 2008 resulting from the Company’s net loss recognized in that period. Second, the lender waived a covenant violation in the third quarter of 2008 resulting from the Company’s net loss recognized in that period, contingent upon the Company making accelerated principal payments under the aforementioned term loan agreement. See Note 14 — Credit Agreements of the Notes to the consolidated financial statements for more details.

2008 Developments

In December 2008, the Company raised $84.8 million in new equity through an offering of 84,784 shares of Series T fixed rate cumulative perpetual preferred stock and a warrant to purchase 4,282,020 shares of common stock at $2.97 per share to the Treasury under the TARP. The Series T preferred stock qualifies as Tier 1 capital and pays cumulative dividends at a rate of 5% per annum for the first five years, and 9% per annum thereafter. The new equity strengthened the Company’s balance sheet and allowed it to infuse capital into the Bank through a subordinated debenture.

The Company recognized a non-cash, non-operating, other-than-temporary impairment charge of $47.8 million at September 30, 2008 on certain FNMA and FHLMC preferred equity securities similar to the impairment charge of $17.6 million taken in the first quarter of 2008. In September 2008, the Company sold a portion of its FNMA and FHLMC preferred equity securities recognizing a $16.7 million loss. It also recognized an impairment charge $80.0 million on its goodwill intangible asset based upon an appraisal by an independent third party. The decline in value was primarily the result of a decline in market capitalization. During 2008, the Company recognized net loan charge-offs of $54.1 million and recorded a $71.8 million loan loss provision, reflecting management’s updated assessments of impaired loans and concerns about the continued deterioration of economic conditions. During the first quarter of 2008, the Company also incurred a $7.1 million loss on the early extinguishment of debt arising from the prepayment of $130.0 million in FHLB advances, and recognized a $15.2 million gain on the sale of real estate.

On December 16, 2008, the Board of Directors of the Company and the Bank elected Percy L. Berger Chairman of the Board of Directors of the Company and the Bank effective December 31, 2008. Mr. Berger replaced Homer J. Livingston, Jr. who resigned as a Director and Chairman effective December 31, 2008.

2007 Developments

On October 1, 2007, the Company completed its acquisition of Northwest Suburban in a cash and stock merger transaction. At acquisition, Northwest Suburban had total assets of $546.2 million. The agreement and plan of merger provided that the Company’s stock comprised up to 45% of the purchase price, at an exchange ratio of 2.4551 shares of Company common stock for each Northwest Suburban common share, and that the remainder be paid in cash at the rate of $42.75 for each share of Northwest Suburban common stock. The Company issued 3.7 million shares of common stock, paid $81.2 million in cash, and incurred $414,000 in costs that were capitalized for a total purchase price of $136.7 million. Mr. Dennis M. O’Hara, a director of Northwest Suburban, joined the Board of Directors of the Company and the Bank upon closing. Mr. John G. Eilering, Northwest Suburban’s Chairman and Chief Executive Officer joined the Bank as Area President — Northwest. Mr. Stephan L. Markovits, President of Northwest Suburban joined the Bank as Executive Vice President — Commercial Lending. The systems conversions were successfully completed during the weekend of October 27. The Company used the proceeds from a $75.0 million term note under a borrowing facility it has with a correspondent bank to pay for a portion of the cash requirement of the acquisition. The term note had an initial rate of one-month LIBOR plus 140 basis points and matures on September 28, 2010.

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

Consolidated Results of Operations

2008 Compared to 2007

The Company had a net loss of $158.3 million for the year ended December 31, 2008. This loss was mainly attributed to the recognition of impairment charges on its securities and goodwill of $65.4 million and $80.0 million, respectively, and a $71.8 million provision for loan losses. Set forth below are some highlights of 2008 results compared to 2007.

•	Net loss was $158.3 million for the year ended December 31, 2008 compared to net income of $18.6 million for the prior year.

•	Basic and diluted (loss) earnings per share for the year ended December 31, 2008 were both $(5.82) compared to $0.72 for 2007.

•	The return on average assets was (4.32)% for 2008 compared to a 0.58% for 2007.

•	The return on average equity was (46.65)% in 2008 compared to a 6.13% in 2007.

•	Top line revenue (net interest income plus noninterest income) decreased by $61.7 million, or 62.9%, to $36.4 million for 2008 compared to $98.1 million in the prior year. Excluding the gains, losses and impairment charges on securities and the gain on sale of property, top line revenue increased 5.2%, or $5.1 million.

Net Interest Income.  Net interest income on a fully tax-equivalent basis increased $3.3 million, or 3.9%, to $89.6 million in 2008 from $86.2 million in 2007. This increase was due to interest expense decreasing to a greater extent than interest income due to the drops in the federal funds and prime rates. The Federal Open Market Committee (“FOMC”) cut the federal funds rate target by 225 basis points during 2008. As a result, the Company aggressively re-priced its deposits downward and benefited from the decreases in the federal funds rate. The Northwest Suburban acquisition completed on October 1, 2007 also contributed to this increase. The Company’s net interest margin (tax equivalent net interest income as a percentage of earning assets) decreased to 2.75% for 2008 compared to 3.02% for 2007. The increase in nonaccrual loans and decrease in dividends on FNMA and FHLMC preferred stock contributed to the decline in the net interest margin. Impairment charges on FNMA and FHLMC preferred stock and net charge-offs partially offset the overall increase in earning assets.

Trends in fully tax equivalent interest income and average earning assets include:

•	Interest income decreased $7.2 million to $190.3 million in 2008 compared to $197.5 million in 2007. Average earning assets increased by $398.4 million ($498.3 million of earning assets were acquired through the Northwest Suburban acquisition on October 1, 2007) but average yields decreased by 107 basis points.

•	Interest income on loans decreased $4.0 million to $151.4 million in 2008 from $155.3 million in 2007 due to a 134 basis point drop in yield despite an increase of $394.4 million in average loans; $439.2 million in loans were acquired in the Northwest Suburban acquisition on October 1, 2007. The decline in loan yield was primarily due to the re-pricing of variable-rate loans resulting from decreases in the prime rate as well as the increase in nonaccrual loans. Most new and renewing loans beginning in the fourth quarter of 2008 have floors in place which will help mitigate future margin contraction.

•	Interest income on securities decreased $2.6 million to $37.8 million in 2008 from $40.4 million in 2007 as a result of a decrease in yields from 5.55% in 2007 to 5.20% while average securities increased slightly. The decline in securities yield was primarily due to the decrease in dividends on FNMA and FHLMC preferred stock in the second half of the year.

•	Dividend income on FHLB stock was $333,000 in 2007 compared to none in 2008.

Trends in interest expense and average interest-bearing liabilities include:

•	Interest expense decreased $10.5 million to $100.7 million in 2008 from $111.2 million in 2007. Average balances on interest-bearing liabilities increased by $398.1 million in 2008 to $3.0 billion compared to $2.6 billion in the prior year while rates paid decreased 94 basis points to 3.40% during 2008 compared to 4.34% in 2007.

•	Interest expense on deposits decreased by $10.7 million to $66.0 million in 2008 from $76.7 million in 2007. Average interest-bearing deposits increased $240.2 million to $2.1 billion in 2008 compared to $1.9 billion in the prior year; $405.4 million in interest-bearing deposits were acquired in the Northwest Suburban acquisition on October 1, 2007. Average rates paid on interest-bearing deposits decreased by 98 basis points to 3.15% in 2008 compared to 4.13% in the prior year.

•	Average interest-bearing core deposits (interest-bearing demand deposit, money market, and savings accounts) increased $16.4 million in 2008 compared to 2007 and average rates paid decreased 115 basis points.

•	Average certificates of deposit less than $100,000 increased by $21.8 million and average rates paid decreased by 90 basis points. Average certificates of deposit greater than $100,000 increased $202.0 million in 2008 and average rates paid decreased 109 basis points. Average brokered deposits increased by $144.8 million in 2008 compared to the prior year.

•	Interest expense on borrowings increased slightly to $34.7 million in 2008 from $34.5 million in 2007. Average borrowings increased by $157.9 million to $866.7 million in 2008 compared to $708.8 million in the prior year, primarily as a result of the Company’s asset growth exceeding deposit growth and the $81.2 million cash used for the Northwest Suburban acquisition in October 2007.

•	Interest expense on Federal funds purchased and securities sold under agreements to repurchase increased by $2.2 million in 2008 as a result of the increases in average balances of $86.1 million, even as the average rates decreased 39 basis points.

•	Interest expense on FHLB advances decreased by $2.9 million in 2008 compared to the prior year while average balances increased by $17.8 million during the same period. Average rates paid on FHLB advances dropped by 113 basis points in 2008 to 3.53% compared to 4.66% in 2007. In March 2008, the Company prepaid $130.0 million of FHLB advances at a weighted average rate of 4.94% and recognized a loss on the early extinguishment of debt of $7.1 million. The Company replaced these borrowings at a weighted average rate of 2.57% in the second quarter of 2008.

•	Average junior subordinated debentures decreased by $5.4 million in 2008 compared to the prior year while rates paid decreased by 190 basis points. The Company acquired $10.3 million in junior subordinated debentures at LIBOR plus 2.70% through the Northwest Suburban acquisition on October 1, 2007, but redeemed $15.5 million at LIBOR plus 3.45% in November 2007.

•	Average notes payable, including revolving, term and subordinated notes, increased by $59.3 million in 2008 compared to the prior year. The Company used the proceeds from a $75.0 million term note it has with a correspondent bank to pay the cash portion of the Northwest Suburban acquisition.

•	Short-term LIBOR rates, to which many of the Company’s borrowings are indexed, did not decline as quickly as prime and other short-term rates which dropped quickly in late 2008 as the economy faltered.

Provision for Loan Losses.  The provision for loan losses increased by $66.9 million to $71.8 million in 2008 from $4.9 million in 2007; the large 2008 provision reflected the deterioration in credit quality of the portfolio as economic conditions reduced: (i) the borrowers ability to make debt service payments; and (ii) the value of the underlying collateral for many loans. As of December 31, 2008, the allowance for loan losses totaled $44.4 million, or 1.77% of total loans, and 73% of nonaccrual loans compared to $26.7 million, or 1.08% of total loans, and 54% of nonaccrual loans at December 31, 2007.

Noninterest Income.  The Company’s total noninterest income was $(50.6) million in 2008 compared to $15.5 million in 2007. In 2008 losses on securities of $82.0 million were mostly related to sales and impairments recorded on FHLMC and FNMA preferred stock holdings. The Company also recorded a gain on the sale of a branch of $15.2 million in the first quarter. Ignoring those items, noninterest income for 2008 would have been $16.2 million or $746,000 million higher than 2007. Other changes in noninterest income are noted below:

•	$1.0 million increase in service charges on deposits as a result of the increased deposit base from the Northwest Suburban acquisition;

•	$446,000 increase in the cash surrender value of life insurance reflecting the addition of $12.9 million of such insurance acquired with Northwest Suburban;

•	$234,000 decrease in trust income due mostly to the drop in trust asset values from the difficult economy and the departure of trust customers;

•	$263,000 decrease in insurance and brokerage commissions mostly attributable to the difficult economy and the departure of employees; and

•	$518,000 decrease in gains on sale of loans resulting from the outsourcing of residential mortgage origination operations in mid-2007.

Noninterest Expense.  The Company’s total noninterest expense increased by $106.6 million, to $178.0 million in 2008, from $71.4 million in 2007. Noninterest expense for 2008 included an $80.0 million non-cash goodwill impairment charge and a $7.1 million loss on the early extinguishment of debt. Without those items, noninterest expense for 2008 would have been $90.8 million or 27.2% higher than 2007. Noninterest expense as a percentage of average assets was 4.86% for 2008 or 2.48% without the goodwill impairment charge and loss on extinguishment of debt, which management believes is a better measure of noninterest expense. This compares to 2.24% for 2007. Other changes in noninterest expense are noted below:

•	Salaries and employee benefits increased $8.2 million or 19.4% reflecting the additions to management and employees from the Northwest Suburban acquisition, some key additions to the management team and separation benefits of $1.2 million

•	Occupancy and equipment increased $3.2 million in 2008 compared to the prior year reflecting the five additional branches acquired in the Northwest Suburban acquisition;

•	Professional services increased $3.1 in 2008 due to an increase in loan workout legal fees and consulting expense;

•	Marketing expenses increased by $397,000 or 17.2% in 2008 compared to the prior year as deposit retention and Company image campaigns were increased;

•	Foreclosed properties expense increased by $298,000 in 2008 compared to the prior year as a result of the increase in properties;

•	Amortization of intangible assets increased by $659,000 as a direct result of the increase in intangible assets from the Northwest Suburban acquisition in October 2007; and

•	Non-capitalized merger related expense was $271,000 in 2008 compared to $1.3 million in 2007; and

•	Other expense increased $4.6 million or 51.8% in 2008 compared to the prior year. The Company was granted a one-time credit to offset FDIC premiums as a result of the Federal Deposit Insurance Reform Act of 2005 (“Reform Act”). This one-time credit artificially reduced the Company’s 2007 FDIC insurance expense, but the credit was fully utilized by the end of 2007, and as a result of the expiration of that credit and the addition of the Northwest Suburban deposits in late 2007, the Company incurred an FDIC insurance expense increase of $2.4 million in 2008. Additions to reserves for off-balance sheet losses related to letters of credit were $877,000 for 2008 compared to none for 2007.

The efficiency ratio was 144.87% for the year ended December 31, 2008 compared to 68.29% in 2007.

Federal and State Income Tax.  The Company’s consolidated income tax rate varies from statutory rates. The Company recorded income tax benefit of $55.1 million in 2008 compared to expense of $3.2 million in 2007. Set forth below is a reconciliation of the effective tax rate for the years ended December 31, 2008 and 2007 to statutory rates.

	Year Ended December 31,
	2008		2007
	(Dollars in thousands)

Income taxes computed at the statutory rate	$(74,671)	35.0%	$7,638	35.0%
Tax-exempt interest income on securities and loans	(802)	0.4	(771)	(3.5)
General business credits	(661)	0.3	(643)	(2.9)
State income taxes, net of federal tax benefit due to state operating loss	(4,419)	2.1	(1,027)	(4.7)
Life insurance cash surrender value increase, net of premiums	(1,195)	0.6	(1,072)	(4.9)
Dividends received deduction	(642)	0.3	(1,214)	(5.6)
Goodwill impairment	27,733	(13.0)	—	—
Annuity proceeds	—	—	267	1.2
Nondeductible costs and other, net	(416)	0.2	68	0.3

Total provision (benefit) for income taxes	$(55,073)	25.8%	$3,246	14.9%

2007 Compared to 2006

Set forth below are some highlights of 2007 results compared to 2006.

•	Net income was $18.6 million for the year ended December 31, 2007 compared to $17.7 million for the prior year.

•	Basic and diluted earnings per share for the year ended December 31, 2007 were both $0.72 compared to basic earnings per share of $0.76 and diluted of $0.75 for 2006.

•	The return on average assets was 0.58% for 2007 compared to a 0.67% for 2006.

•	The return on average equity was 6.13% in 2007 compared to a 7.04% in 2006.

•	Top line revenue (net interest income plus noninterest income) increased by $8.3 million, or 9.2%, to $98.1 million for 2007 compared to $89.8 million in the prior year.

•	The carrying cost of the previously disclosed Large Problem Credit continued to have a substantial negative impact on earnings, reducing net income by approximately $0.10 per diluted share in 2007. The Large Problem Credit accounted for $29.0 million of nonaccrual loans at year end 2007.

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

Trends in fully tax equivalent interest income and average earning assets include:

•	Interest income increased $33.9 million to $197.5 million in 2007 compared to $163.5 million in 2006. Average earning assets increased by $464.1 million ($498.3 million of earning assets were acquired through the Northwest Suburban acquisition on October 1, 2007) and average yields increased by 8 basis points.

•	Interest income on loans increased $31.2 million to $155.3 million in 2007 from $124.1 million in 2006 due to an increase of $429.8 million in average loans; $439.2 million in loans were acquired in the Northwest Suburban acquisition on October 1, 2007.

•	Interest income on securities increased $2.3 million to $40.4 million in 2007 from $38.1 million in 2006 as a result of an increase in yields on securities from 5.39% in 2006 to 5.55% while average securities increased $21.2 million, or 3.0%.

Trends in interest expense and average interest-bearing liabilities include:

•	Interest expense increased $27.3 million to $111.2 million in 2007 from $84.0 million in 2006. Average balances on interest-bearing liabilities increased by $436.4 million in 2007 to $2.6 billion compared to $2.1 billion in the prior year while rates paid increased 39 basis points to 4.34% during 2007 compared to 3.95% in 2006.

•	Interest expense on deposits increased by $19.2 million to $76.7 million in 2007 from $57.5 million in 2006. Average interest-bearing deposits increased $273.0 million to $1.9 billion in 2007 compared to $1.6 billion in the prior year; $405.4 million in interest-bearing deposits were acquired in the Northwest Suburban acquisition on October 1, 2007. Average rates paid on interest-bearing deposits increased by 50 basis points to 4.13% in 2007 compared to 3.63% in the prior year.

•	Average interest-bearing core deposits (interest-bearing demand deposit, money market, and savings accounts) increased $71.6 million in 2007 compared to 2006 and average rates paid increased 46 basis points.

•	Average certificates of deposit less than $100,000 decreased by $34.0 million while average rates paid increased by 65 basis points. Average certificates of deposit greater than $100,000 increased $247.1 million in 2007 and average rates paid increased 27 basis points. Average brokered deposits increased by $129.4 million in 2007 compared to the prior year.

•	Interest expense on borrowings increased by $8.1 million to $34.5 million in 2007 from $26.5 million in 2006. Average borrowings increased by $163.4 million to $708.8 million in 2007 compared to $545.4 million in the prior year, primarily a result of the Company’s asset growth exceeding deposit growth and $81.2 million cash used for the Northwest Suburban acquisition.

•	Interest expense on Federal funds purchased and securities sold under agreements to repurchase increased by $1.2 million in 2007 as a result of the increases in average balances of $48.4 million.

•	Interest expense on FHLB advances increased by $5.0 million in 2007 compared to the prior year while average balances increased by $88.4 million during the same period. Average rates paid on FHLB advances rose by 37 basis points in 2007 to 4.66% compared to 4.29% in 2006.

•	Average junior subordinated debentures decreased by $5.3 million in 2007 compared to the prior year while rates paid increased by 18 basis points. The Company acquired $10.3 million in junior subordinated debentures at LIBOR plus 2.70% through the Northwest Suburban acquisition, and redeemed $15.5 million at LIBOR plus 3.45% in November 2007.

•	Average notes payable increased by $21.2 million in 2007 compared to the prior year. The Company used the proceeds from a $75.0 million term note it has with a correspondent bank to pay the cash portion of the Northwest Suburban acquisition. The term note has an initial rate of one-month LIBOR plus 140 basis points.

Provision for Loan Losses.  The provision for loan losses decreased by $7.2 million to $4.9 million in 2007 from $12.1 million in 2006; the 2006 provision reflected the deterioration in the credit quality of the Large Problem Credit.

The Company recorded a $5.5 million provision for loan losses and charged off $7.5 million of Large Problem Credit loans in the fourth quarter of 2006. The Company recorded a loan loss provision of $5.0 million relating to this problem relationship in the second quarter of 2006. Net outstandings for the Large Problem Credit increased by $3.2 million from December 31, 2006 to $29.0 million representing 59.0% of total nonaccrual loans at December 31, 2007.

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

Noninterest Expense.  The Company’s total noninterest expense increased by $12.8 million, or 21.8%, to $71.4 million in 2007 from $58.6 million in 2006. Noninterest expense as a percentage of average assets was 2.24% for 2007 compared to 2.22% for 2006. Other changes in noninterest expense are noted below

•	Salaries and employee benefits increased $7.7 million reflecting the additions to management and employees from the Royal American and Northwest Suburban acquisitions;

•	Non-capitalized merger related expense was $1.3 million in 2007 compared to $1.6 million in 2006;

•	Occupancy and equipment increased $2.4 million in 2007 compared to the prior year reflecting the additional branches acquired in the Royal American and Northwest Suburban acquisitions;

•	Marketing expenses increased by $260,000 in 2007 compared to the prior year due to increased marketing activity;

•	Amortization of intangible assets increased by $700,000; and

•	Professional services increased $499,000 in 2007 due to an increase in loan workout legal fees and consulting expense.

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

	Year Ended December 31,
	2007		2006
	(Dollars in thousands)

Income taxes computed at the statutory rate	$7,638	35.0%	$6,709	35.0%
Tax-exempt interest income on securities and loans	(771)	(3.5)	(1,171)	(6.1)
General business credits	(643)	(2.9)	(665)	(3.5)
State income taxes, net of federal tax benefit due to state operating loss	(1,027)	(4.7)	(676)	(3.5)
Income tax reserve reversal	—	—	(591)	(3.1)
Life insurance cash surrender value increase, net of premiums	(1,072)	(4.9)	(838)	(4.4)
Dividends received deduction	(1,214)	(5.6)	(1,106)	(5.8)
Annuity proceeds	267	1.2	—	—
Merger related expenses	—	—	(278)	(1.5)
Stock based compensation, net	—	—	56	0.3
Other	68	0.3	(18)	(0.0)

Total provision for income taxes	$3,246	14.9%	$1,422	7.4%

Interest-Earning Assets and Interest-Bearing Liabilities

The following table sets forth the average balances, net interest income and expense and average yields and rates for the Company’s interest-earning assets and interest-bearing liabilities for the indicated periods on a tax-equivalent basis assuming a 35.0% tax rate.

	Year Ended December 31,
	2008			2007			2006
	Average		Average	Average		Average	Average		Average
	Balance	Interest	Rate	Balance	Interest	Rate	Balance	Interest	Rate
	(Dollars in thousands)

Interest-Earning Assets:
Federal funds sold and interest-bearing deposits due from banks	$17,320	$327	1.89%	$17,124	$839	4.90%	$10,009	$506	5.06%
Securities:
Taxable(1)	667,324	34,282	5.14	669,154	36,901	5.51	613,485	32,593	5.31
Exempt from federal income taxes(1)	60,704	3,563	5.87	58,844	3,491	5.93	93,347	5,492	5.88

Total securities	728,028	37,845	5.20	727,998	40,392	5.55	706,832	38,085	5.39
FRB and FHLB stock	29,975	741	2.47	24,697	839	3.40	18,105	693	3.83
Loans held for sale	—	—	—	1,450	89	6.14	2,028	125	6.16
Loans:
Commercial loans(1)(3)(4)	513,321	31,475	6.13	452,438	34,105	7.54	296,533	23,219	7.83
Commercial real estate loans(1)(3)(4)(6)	1,639,442	102,112	6.23	1,336,421	100,954	7.55	1,110,828	83,891	7.55
Agricultural loans(1)(3)(4)	6,287	403	6.41	3,406	268	7.87	2,456	191	7.78
Consumer real estate loans(3)(4)(6)	314,917	16,754	5.32	285,999	19,207	6.72	240,601	16,207	6.74
Consumer installment loans(3)(4)	9,103	625	6.87	10,432	788	7.55	8,502	631	7.42

Total loans	2,483,070	151,369	6.10	2,088,696	155,322	7.44	1,658,920	124,139	7.48

Total interest-earning assets	$3,258,393	$190,282	5.84%	$2,859,965	$197,481	6.91%	$2,395,894	$163,548	6.83%

Noninterest-Earning Assets:
Cash	$57,303			$57,185			$61,519
Premises and equipment, net	39,018			27,093			21,706
Allowance for loan losses	(28,093)			(24,977)			(22,115)
Other assets	334,588			262,724			178,134

Total noninterest-earning assets	402,816			322,025			239,244

Total assets	$3,661,209			$3,181,990			$2,635,138

Interest-Bearing Liabilities:
Deposits:
Interest-bearing demand deposits	$200,869	$1,977	0.98%	$182,276	$3,366	1.85%	$150,503	$1,759	1.17%
Money-market demand accounts and savings accounts	384,496	4,994	1.30	386,722	9,949	2.57	346,933	7,571	2.18
Time deposits less than $100,000	619,828	25,106	4.05	598,012	29,603	4.95	631,993	27,202	4.30
Time deposits of $100,000 or more	891,354	33,948	3.81	689,335	33,774	4.90	442,199	20,455	4.63
Public funds	—	—	—	—	—	—	11,703	531	4.54

Total interest-bearing deposits	2,096,547	66,025	3.15	1,856,345	76,692	4.13	1,583,331	57,518	3.63
Borrowings:
Federal funds purchased and repurchase agreements	390,399	15,326	3.93	304,269	13,131	4.32	255,843	11,913	4.66
FHLB advance	335,039	11,824	3.53	317,232	14,769	4.66	228,811	9,808	4.29
Junior subordinated debt	60,758	3,696	6.08	66,114	5,275	7.98	60,776	4,741	7.80
Revolving note payable	10,550	474	4.49	3,007	186	6.19	—	—	—
Term note payable	58,689	2,643	4.50	18,205	1,184	6.50	—	—	—
Subordinated note payable	11,311	707	6.25	—	—	—	—	—	—

Total borrowings	866,746	34,670	4.00	708,827	34,545	4.87	545,430	26,462	4.85

Total interest-bearing liabilities	$2,963,293	$100,695	3.40%	$2,565,172	$111,237	4.34%	$2,128,761	$83,980	3.95%

Noninterest-Bearing Liabilities:
Demand deposits	$326,104			$274,819			$220,706
Other liabilities	32,551			38,804			33,495

Total noninterest-bearing liabilities	358,655			313,623			254,201
Stockholders’ equity	339,261			303,195			252,176

Total liabilities and stockholders’ equity	$3,661,209			$3,181,990			$2,635,138

Net interest income (tax equivalent)(1)(5)		$89,587	2.44%		$86,244	2.57%		$79,568	2.88%

Net interest margin (tax equivalent)(1)			2.75%			3.02%			3.32%
Net interest income(2)(5)		$86,966			$82,632			$75,282

Net interest margin(2)			2.67%			2.89%			3.14%
Average interest-earning assets to interest-bearing liabilities	109.96%			111.49%			112.53%

(1)	Adjusted for 35% tax rate and adjusted for the dividends-received deduction where applicable.

(2)	Not adjusted for 35% tax rate or for the dividends-received deduction.

(3)	Nonaccrual loans are included in the average balances; however, these loans are not earning any interest.

(4)	Includes loan fees (in thousands) of $2,866, $2,747, and $3,113 for 2008, 2007, and 2006, respectively.

(5)	The following table reconciles reported net interest income on a tax equivalent basis for the periods presented (in thousands):

	2008	2007	2006

Net interest income	$86,966	$82,632	$75,282
Tax-equivalent adjustment to net interest income	2,621	3,612	4,286

Net interest income, fully tax-equivalent basis	$89,587	$86,244	$79,568

(6)	Includes construction loans.

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

	Year Ended December 31,
	2008 Compared to 2007			2007 Compared to 2006
	Change Due to			Change Due to
	Net	Volume	Rate	Net	Volume	Rate
	(In thousands)

Interest-Earning Assets:
Federal funds sold and interest-bearing due from banks	$(512)	$9	$(521)	$333	$349	$(16)
Securities taxable	(2,619)	(101)	(2,518)	4,308	3,037	1,271
Securities exempt from federal income taxes	72	109	(37)	(2,001)	(2,047)	46
FRB and FHLB stock	(98)	158	(256)	146	231	(85)
Loans held for sale	(89)	(89)	—	(36)	(35)	(1)
Commercial loans	(2,630)	4,231	(6,861)	10,886	11,782	(896)
Commercial real estate loans	1,158	20,626	(19,468)	17,063	17,041	22
Agricultural loans	135	192	(57)	77	75	2
Consumer real estate loans	(2,453)	1,810	(4,263)	3,000	3,049	(49)
Consumer installment loans	(163)	(95)	(68)	157	146	11

Total interest-earning assets	$(7,199)	$26,850	$(34,049)	$33,933	$33,628	$305

Interest-Bearing Liabilities:
Interest-bearing demand deposits	$(1,389)	$315	$(1,704)	$1,607	$429	$1,178
Money market demand accounts and savings accounts	(4,955)	(57)	(4,898)	2,378	929	1,449
Time deposits of less than $100,000	(4,497)	1,047	(5,544)	2,401	(1,520)	3,921
Time deposits of $100,000 or more	174	8,646	(8,472)	13,319	12,044	1,275
Public funds	—	—	—	(531)	(531)	—
Federal funds purchased and repurchase agreements	2,195	3,462	(1,267)	1,218	2,136	(918)
FHLB advances	(2,945)	791	(3,736)	4,961	4,057	904
Junior subordinated debentures	(1,579)	(402)	(1,177)	534	424	110
Revolving note payable	288	351	(63)	186	186	—
Term note payable	1,459	1,922	(463)	1,184	1,184	—
Subordinated note payable	707	707	—	—	—	—

Total interest-bearing liabilities	$(10,542)	$15,822	$(26,364)	$27,257	$19,338	$7,919

Net interest	$3,343	$11,028	$(7,685)	$6,676	$14,290	$(7,614)

Financial Condition

Set forth below are some balance sheet highlights at December 31, 2008 compared to December 31, 2007.

•	Total assets decreased $122.6 million, or 3.3%, mainly as a result of the securities and goodwill impairment charges as well as loan charge-offs.

•	Loans increased $35.4 million, or 1.4%, reflecting internal growth. Without charged off loans of $55.8 million and transfers of $10.4 million into foreclosed properties, loan growth would have been $101.6 million, or 4.1%.

•	Securities decreased by $96.3 million, or 12.9%, following impairment charges on certain FHLMC and FNMA preferred equity securities.

•	Deposits decreased by $45.4 million, or 1.9%.

Set forth below are some asset quality highlights at December 31, 2008 compared to December 31, 2007.

•	The allowance for loan losses was 1.77% of total loans at December 31, 2008 versus 1.08% at December 31, 2007. The allowance for loan losses increased by $17.7 million, reflecting management’s updated assessments of impaired loans and concerns about the continued deterioration of economic conditions.

•	Nonaccrual loans increased to 2.43% of total loans at December 31, 2008 from 1.99% at December 31, 2007. The Large Problem Credit accounted for $6.1 million, or 10.0%, of the $61.1 million in nonaccrual loans at December 31, 2008.

•	Allowance to nonaccrual loans coverage 0.73x for 2008 compared to 0.54x for 2007.

•	Net loans charged off to average total loans were 2.18% for 2008 compared to 0.20% for 2007.

Loans

The following table sets forth the composition of the Company’s loan portfolio as of the indicated dates.

	December 31,
	2008(1)	2007(1)(2)	2006(3)	2005(3)	2004(3)
	(In thousands)

Commercial	$1,090,078	$1,079,631	$376,944	$201,284	$184,558
Construction	366,178	464,583	424,181	358,785	270,836
Commercial real estate	729,729	627,928	761,742	496,819	411,535
Home equity	194,673	142,158	147,366	115,429	100,322
Other consumer	6,332	10,689	9,373	4,273	4,377
Residential mortgage	123,161	149,703	227,762	174,184	126,047

Total loans, gross	2,510,151	2,474,692	1,947,368	1,350,774	1,097,675
Net deferred fees	(392)	(365)	(552)	(778)	(376)

Total loans	2,509,759	2,474,327	1,946,816	1,349,996	1,097,299
Allowance for loan losses	(44,432)	(26,748)	(23,229)	(17,760)	(16,217)

Net loans	$2,465,327	$2,447,579	$1,923,587	$1,332,236	$1,081,082

Loans held for sale:
Consumer real estate	$—	$—	$2,672	$1,912	$693

(1)	Source of repayment classification.

(2)	Amounts have been reclassified to conform to current period presentation.

(3)	Collateral-based classification.

During the fourth quarter of 2007, the Company revised its classification of commercial loans and commercial real estate loans, changing its prior practice of classifying as commercial real estate loans all loans to a business that included real estate as collateral (“collateral-based” classification). The classification of construction, home equity, and residential mortgages were also reviewed. The new method of presentation (“source of repayment” classification) recognizes that loans to owner-occupied businesses engaged in manufacturing, sales and/or services are commercial loans, regardless of whether real estate is taken as collateral. These loans generally have a lower risk profile than traditional commercial real estate loans. They are primarily dependent on the borrower’s business-

generated cash flows for repayment, not on the conversion of real estate that may be pledged as collateral. Loans related to rental income producing properties and properties intended to be sold will continue to be classified as commercial real estate loans. Completing this change in methodology involved a loan-by-loan review of the Company’s commercial and commercial real estate loans. The new presentation methodology was implemented only as of December 31, 2007 and prospectively, as it is impracticable to apply it to prior years’ data.

Set forth below are other highlights of changes in the loan portfolio at December 31, 2008 compared to December 31, 2007.

•	Total loans increased $35.4 million, or 1.4%. Without charged off loans of $55.8 million and transfers of $10.4 million into foreclosed properties, loan growth would have been $101.6 million, or 4.1%.

•	Commercial loans increased $10.4 million, or 1.0%.

•	Construction loans decreased by $98.4 million, or 21.2%.

•	A reduction in construction lending that began earlier in the 2008 continued throughout the year with construction and land development loans declining to 14.6% of the total loan portfolio, down from 18.8% one year ago.

•	Commercial real estate loans rose by $101.8 million, or 16.2%.

•	Home equity loans increased $52.5 million, or 36.9%.

•	Consumer loans decreased $4.4 million, or 40.8%.

•	Residential mortgage loans decreased $26.5 million, or 17.7%.

•	The Company had loan growth in the latter part of the fourth quarter of 2008 which was facilitated by the new capital raised in December 2008 under the TARP program. In addition, most new and renewing loans beginning in the fourth quarter of 2008 have floors in place which will help mitigate future margin contraction.

There were no loans held for sale at December 31, 2008 and 2007. In July 2007, the Company entered into a joint marketing arrangement with a leading privately held mortgage bank in Chicago and exited the mortgage banking business resulting in no loans held for sale at year-end 2007. Management believes that this arrangement enabled the Company to provide better pricing to its customers while also providing the Company with a high quality source of additional loan volume.

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

Loan Maturities

The following table sets forth the remaining maturities, based upon contractual dates, for selected loan categories (source of repayment classification) as of December 31, 2008.

	One Year	1-5 Years		Over 5 Years
	Or Less	Fixed	Variable	Fixed	Variable	Total
	(In thousands)

Commercial	$498,986	$453,690	$56,074	$61,859	$19,469	$1,090,078
Construction	324,696	10,442	31,040	—	—	366,178
Commercial real estate	265,978	410,443	38,823	14,485	—	729,729
Home equity	7,237	13,403	7,821	225	101,987	194,673
Other consumer	2,636	3,274	422	—	—	6,332
Residential mortgage	8,457	23,975	417	44,443	45,869	123,161

Total loans, gross	1,107,990	915,227	198,597	121,012	167,325	2,510,151
Net deferred fees						(392)

Total loans	$1,107,990	$915,227	$198,597	$121,012	$167,325	$2,509,759

Nonaccrual Loans

The accrual of interest on loans is discontinued at the time a loan is 90 days past due unless the credit is well-secured and in process of collection. Past due status is based on contractual terms of the loan. In all cases, loans are placed on nonaccrual or charged off at an earlier date if collection of principal or interest is considered doubtful. All interest accrued but not collected for loans that are placed on nonaccrual or charged off is reversed against interest income. The interest on these loans is accounted for on the cash-basis or cost-recovery method, until qualifying for return to accrual. A loan is returned to accrual status when all the principal and interest amounts contractually due are current and future payments are reasonably assured.

Under SFAS No. 114 and No. 118, the Company currently defines loans that are individually evaluated for impairment to include all loans over $300,000 where the internal credit rating is at or below a predetermined classification. All other smaller balance loans with similar attributes are evaluated for impairment in total.

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

Loans that are considered to be impaired are reduced to the present value of expected future cash flows or to the fair value of the related collateral, adjusted for selling and other discounts, by allocating a portion of the allowance to such loans. If these allocations require an increase to be made to the allowance for loan losses, such increases are included in the provision for loan losses charged to expense.

The following table sets forth information on the Company’s nonaccrual loans and nonperforming assets as of the indicated dates.

	December 31,
	2008	2007	2006	2005	2004
	(Dollars in thousands)

Impaired and other loans 90 days past due and accruing	$—	$—	$34	$4	$21

Nonaccrual and impaired loans not accruing	$61,104	$49,173	$42,826	$7,905	$9,296
Troubled-debt restructuring	11,006	—	—	—	—
Foreclosed properties	12,018	2,220	2,640	11,154	8,064

Total nonperforming assets	$84,128	$51,393	$45,466	$19,059	$17,360

Total nonaccrual loans to total loans	2.43%	1.99%	2.20%	0.59%	0.85%
Total nonperforming assets to total loans and foreclosed properties	3.34	2.08	2.33	1.40	1.57
Total nonperforming assets to total assets	2.36	1.39	1.55	0.83	0.78

In addition to the loans summarized above, on December 31, 2008, the Company had $71.0 million of loans currently performing that have been internally assigned higher credit risk ratings. The higher risk ratings are primarily due to internally identified specific or collective credit characteristics including decreased capacity to repay loan obligations due to adverse market conditions, a lack of borrower or guarantor’s capital capacity and reduced collateral valuations securing the loans as a secondary source of repayment. These loans continue to accrue interest. Management does not expect losses on these loans, but recognizes that a higher level of scrutiny is prudent under the circumstances. Similarly rated loans were $43.0 million as of September 30, 2008 and $3.5 million as of December 31, 2007.

Interest payments on impaired loans are generally applied to principal, unless the loan principal is considered to be fully collectible, in which case interest is recognized on a cash basis. During 2008, 2007, and 2006, the Company recognized interest income on impaired loans of $836,000, $1.4 million, and $2.9 million, respectively.

Nonaccrual loans increased $11.9 million to $61.1 million at December 31, 2008 from $49.2 million at December 31, 2007. This increase in nonaccrual loans is net of $53.3 million of nonaccrual loans charged-off during the year and reflects the continued deterioration of economic conditions.

In 2008, the Company charged off $11.6 million of loan balances related to the previously announced Large Problem Credit, reduced outstanding balances on these loans by a net $5.7 million through the sale of assets, and took title to a substantial piece of real estate previously serving as collateral at an estimated net realizable value of $5.3 million. At December 31, 2008, total outstanding loan balances related to the Large Problem Credit represented $6.1 million, or 10.0%, of nonaccrual loans. While the current carrying value of these loans at December 31, 2008 reflects management’s best current estimate of net realizable value, there can be no assurance that additional losses may not be incurred.

Foreclosed properties increased to $12.0 million in 2008 from $2.2 million in 2007 mainly as a result of the $5.3 million Large Problem Credit property and a condominium development property. Foreclosed properties are carried at their estimated net realizable value.

Total nonperforming assets increased by $32.7 million from $51.4 million in 2007 to $84.1 million in 2008. The Company had $11.0 million in troubled-debt restructuring to one borrower as of December 31, 2008 and none as of December 31, 2007. In order to improve the collectibility of the troubled-debt restructuring, the Company restructured the terms of the debt by terminating the forebearance agreement and lowering the interest rates including changing them from fixed to floating rates. No additional commitments were outstanding on the troubled-debt restructured loans as of December 31, 2008. These troubled-debt restructured loans were still accruing and no allowance was allocated at December 31, 2008.

Analysis of Allowance for Loan Losses

The Company recognizes that credit losses will be experienced and the risk of loss will vary with, among other things; general economic conditions; the type of loan being made; the creditworthiness of the borrower over the term of the loan; and in the case of a collateralized loan, the quality of the collateral. The allowance for loan losses represents the Company’s estimate of the amount deemed necessary to provide for probable future losses to be incurred in the portfolio. In making this determination, the Company analyzes the ultimate collectibility of the loans in its portfolio by incorporating feedback provided by internal loan staff.

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

The Company’s methodology for determining the allowance for loan losses represents an estimation performed pursuant to SFAS No. 5, “Accounting for Contingencies,” and SFAS No. 114, “Accounting by Creditors for Impairment of a Loan.” The allowance reflects expected losses resulting from analyses developed through specific credit allocations for individual loans and historical loss experience for each loan category. The specific credit allocations are based on regular analyses of all loans over $300,000 where the internal credit rating is at or below a predetermined classification. These analyses involve a high degree of judgment in estimating the amount of loss associated with specific loans, including estimating the amount and timing of future cash flows and collateral values. The allowance for loan losses also includes consideration of concentrations and changes in portfolio mix and volume and other qualitative factors. In addition, regulatory agencies, as an integral part of their examinations, may require the Company to make additions to the allowance based on their judgment about information available to them at the time of their examinations.

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

	Year Ended December 31,
	2008		2007		2006		2005		2004
	(Dollars in thousands)

Average total loans	$2,483,070		$2,088,696		$1,658,920		$1,210,873		$984,976

Total loans at end of year	$2,509,759		$2,474,327		$1,946,816		$1,349,996		$1,097,299

Total nonaccrual loans	$61,104		$49,173		$42,826		$7,905		$9,296

Allowance at beginning of year	$26,748		$23,229		$17,760		$16,217		$14,459
Addition resulting from acquisition	—		2,767		3,244		—		—
Charge-offs:
Commercial loans	11,475		5,092		5,912		1,668		819
Consumer real estate loans(1)	3,846		458		360		15		37
Commercial real estate loans(1)	40,389		336		4,401		772		1,162
Agricultural loans	—		—		—		—		—
Consumer installment loans	139		89		136		64		130

Total charge-offs	55,849		5,975		10,809		2,519		2,148
Recoveries:
Commercial loans	1,149		885		616		1,448		163
Consumer real estate loans(1)	91		9		4		5		32
Commercial real estate loans(1)	508		927		339		6		261
Agricultural loans	—		—		—		—		—
Consumer installment loans	20		15		25		14		50

Total recoveries	1,768		1,836		984		1,473		506

Net charge-offs	54,081		4,139		9,825		1,046		1,642
Provision for loan losses	71,765		4,891		12,050		2,589		3,400

Allowance at end of the year	$44,432		$26,748		$23,229		$17,760		$16,217

Net charge-offs to average total loans	2.18%		0.20%		0.59%		0.09%		0.17%
Allowance to total loans at end of year	1.77		1.08		1.19		1.32		1.48
Allowance to nonaccrual loans	0.73	x	0.54	x	0.54	x	2.25	x	1.74x

(1)	Includes construction loans.

The provision for loan losses increased $66.9 million to $71.8 million for the year ended December 31, 2008 from $4.9 million for the year ended December 31, 2007, reflecting management’s updated assessments of impaired loans and concerns about the continued deterioration of economic conditions. The allowance for loan losses was $44.4 million at December 31, 2008 and $26.7 million at December 31, 2007. Total recoveries on loans previously charged off were $1.8 million for the year ended December 31, 2008 and 2007.

Net charge-offs increased $49.9 million to $54.1 million, or 2.18% of average loans, in 2008 compared to $4.1 million, or 0.20% of average loans in 2007. Allowance for loan losses to nonaccrual loans ratio was 0.73x at December 31, 2008 and 0.54x at December 31, 2007.

The following table sets forth the Company’s allocation of the allowance for loan losses by types of loans (collateral based classification) as of the indicated dates.

	December 31,
	2008		2007		2006		2005		2004
		Loan		Loan		Loan		Loan		Loan
		Category		Category		Category		Category		Category
		To		To		To		To		To
		Gross		Gross		Gross		Gross		Gross
	Amount	Loans	Amount	Loans	Amount	Loans	Amount	Loans	Amount	Loans
	(Dollars in thousands)

Commercial	$8,829	20.80%	$6,369	21.52%	$6,156	19.87%	$7,727	14.54%	$8,124	16.72%
Commercial real estate	24,518	65.79	19,336	65.15	16,166	65.35	7,807	69.24	6,837	68.92
Agricultural	171	0.29	2	0.20	3	0.13	3	0.15	—	0.11
Consumer real estate	6,258	12.67	603	12.64	352	14.10	864	15.76	385	13.90
Consumer installment	302	0.25	81	0.49	90	0.55	46	0.31	438	0.35
Unallocated	4,354	—	357	—	462	—	1,313	—	44	—

Total allowance for loan losses	$44,432	100.00%	$26,748	100.00%	$23,229	100.00%	$17,760	100.00%	$16,217	100.00%

Due to concerns about the collectibility of loan balances that could grow due to letter of credit draw downs, the Company increased the accrual for losses on unfunded commitments to $1.1 million at December 31, 2008 from $233,000 at December 31, 2007.

The Company uses an internal asset classification system as a means of reporting problem and potential problem assets. At each scheduled Bank Board of Directors meeting, a watch list is presented, showing significant loan relationships listed by internal risk rating as Special Mention, Substandard, and Doubtful. Set forth below is a discussion of each of these classifications.

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

The Company’s determination as to the classification of its assets and the amount of its valuation allowances is subject to review by the Bank’s primary regulators in the course of its regulatory examinations, which can order the establishment of additional general or specific loss allowances. There can be no assurance that regulators, in reviewing the Company’s loan portfolio, will not request the Company to materially increase its allowance for loan losses. Although management believes that adequate specific and general loan loss allowances have been established, actual losses are dependent upon future events and, as such, further additions to the level of specific and general loan loss allowances may become necessary. The Company’s allowance for loan losses at December 31, 2008 is considered by management to be adequate.

The Company holds certain loans that are accounted for under Statement of Position 03-3, “Accounting for Certain Loans or Debt Securities Acquired in a Transfer” (“SOP 03-3”), which addresses accounting for differences between contractual cash flows and cash flows expected to be collected from an investor’s initial investment in loans or debt securities acquired in a transfer if those differences are attributable, at least in part, to credit quality. It includes loans acquired in purchase business combinations and applies to all nongovernmental entities. SOP 03-3 does not apply to loans originated by the Company. The Company’s assessment identified $5.9 million in acquired loans to which the application of the provisions of SOP 03-3 was required. As a result of the application of SOP 03-3, the Company recorded purchase accounting adjustments reflecting a reduction in loans of $2.0 million related to acquired impaired loans, thus reducing the carrying value of these loans to $3.9 million as of December 31, 2007. See Note 3 — Business Combinations to the consolidated financials statements. The carrying value of these loans was $778,000 as of December 31, 2008, and there continues to be no allowance for loan losses regarding these loans. The Company does not consider prepayments in the determination of contractual or expected cash flows.

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

The following tables set forth the composition of the Company’s securities portfolio by major category as of the indicated dates. The securities portfolio as of December 31, 2008, 2007, and 2006 has been categorized as either available-for-sale or held-to-maturity in accordance with SFAS No. 115.

	December 31, 2008
	Held-to-Maturity		Available-for-Sale		Total
							% of
	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized
	Cost	Value	Cost	Value	Cost	Value	Cost
	(Dollars in thousands)

U.S. Treasury and obligations of U.S. government-sponsored entities	$—	$—	$263,483	$265,435	$263,483	$265,435	40.3%
Obligations of states and political subdivisions	1,251	1,263	57,309	56,664	58,560	57,927	9.0
Mortgage-backed securities	29,016	29,124	281,592	283,679	310,608	312,803	47.4
Equity securities	—	—	2,749	930	2,749	930	0.4
Other bonds	—	—	19,176	15,241	19,176	15,241	2.9

Total	$30,267	$30,387	$624,309	$621,949	$654,576	$652,336	100.0%

	December 31, 2007
	Held-to-Maturity		Available-for-Sale		Total
							% of
	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized
	Cost	Value	Cost	Value	Cost	Value	Cost
	(Dollars in thousands)

U.S. Treasury and obligations of U.S. government-sponsored entities	$—	$—	$181,983	$183,613	$181,983	$183,613	23.6%
Obligations of states and political subdivisions	1,254	1,268	60,985	61,400	62,239	62,668	8.1
Mortgage-backed securities	36,347	35,644	383,633	379,040	419,980	414,684	54.4
Equity securities	—	—	85,139	65,979	85,139	65,979	11.0
Other bonds	—	—	22,095	20,849	22,095	20,849	2.9

Total	$37,601	$36,912	$733,835	$710,881	$771,436	$747,793	100.0%

	December 31, 2006
	Held-to-Maturity		Available-for-Sale		Total
							% of
	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized
	Cost	Value	Cost	Value	Cost	Value	Cost
	(Dollars in thousands)

U.S. Treasury and obligations of U.S. government-sponsored entities	$—	$—	$6,958	$6,958	$6,958	$6,958	1.1%
Obligations of states and political subdivisions	1,686	1,697	97,167	96,987	98,853	98,684	15.3
Mortgage-backed securities	44,245	42,990	444,392	434,108	488,637	477,098	75.5
Equity securities	—	—	41,131	41,521	41,131	41,521	6.4
Other bonds	—	—	11,034	10,407	11,034	10,407	1.7

Total	$45,931	$44,687	$600,682	$589,981	$646,613	$634,668	100.0%

As of December 31, 2008, the Company held no securities of a single issuer with a book value exceeding 10% of stockholders’ equity other than those of the U.S. government or government-sponsored entities.

The total fair value of the securities portfolio was $652.3 million as of December 31, 2008, or 99.7% of amortized cost. The total fair value of the securities portfolio was $747.8 million and $634.7 million as of December 31, 2007 and 2006, respectively.

Securities available-for-sale are carried at fair value, with related unrealized net gains or losses, net of deferred income taxes, recorded as an adjustment to equity capital. At December 31, 2008, unrealized losses on securities available-for-sale were $2.4 million, or $1.4 million net of taxes, compared to $23.0 million, or $13.9 million net of taxes, at December 31, 2007. The Company recognized an other-than-temporary impairment charge of $17.6 million at March 31, 2008 on certain FNMA and FHLMC preferred equity securities with a cost basis of $85.1 million. In September 2008, the Company sold $16.9 million of the remaining $67.5 million recognizing a $16.7 million loss. The Company recognized an additional other-than-temporary impairment charge of $47.8 million at September 30, 2008 on the remaining securities and thereby reduced the amortized cost to their fair value of $2.7 million. Management believes this impairment was primarily attributable to economic conditions at that time, FNMA and FHLMC being placed into the Federal Housing Finance Agency’s conservatorship, and the discontinued dividend payments. Since recovery did not appear likely in the near future, the Company recognized the impairment losses. See Note 4 — Securities of the Notes to the consolidated financial statements for more details on the Company’s securities portfolio. The securities portfolio does not contain any sub-prime or Alt-A mortgage-backed securities.

The Company’s securities available-for-sale portfolio decreased $88.9 million, or 12.5%, in 2008 compared to 2007 mainly as a result of the impairment charges and sales of the FNMA and FHLMC preferred equity securities. The Company also changed the mix of its securities portfolio to improve earnings through the sale of certain mortgage-backed securities and the investment in higher-yielding U.S. government-sponsored entities notes during 2008. Set forth below is a summary of the change in the available-for-sale securities:

•	U.S. Treasury and obligations of U.S. government-sponsored entities increased by $81.8 million to $265.4 million, or 40.3% of the securities portfolio, at December 31, 2008 compared to $183.6 million at year end 2007.

•	U.S. government agency and government-sponsored entity mortgage-backed securities decreased 25.2%, or $95.4 million, from $379.0 million at December 31, 2007 to $283.7 million at December 31, 2008.

•	As noted above, the Company recognized a impairment charges of $65.4 million on the FHLMC and FNMA preferred equities in 2008 bringing the amortized cost to $2.7 million. During 2008, $16.9 million in equity securities were sold at a loss of $16.7 million. Equity securities were $930,000 at December 31, 2008 compared to $66.0 million at December 31, 2007. Equity securities included capital securities of U.S. government-sponsored entities.

•	Obligations of state and political subdivisions decreased $4.7 million to $56.7 million at December 31, 2008 from $61.4 million at December 31, 2007.

•	Other bonds decreased by $5.6 million to $15.2 million at December 31, 2008 compared to $20.8 million at December 31, 2007. Other bonds include high grade corporate bonds primarily issued by financial institutions.

Securities held-to-maturity decreased $7.3 million, or 19.5%, from $37.6 million at December 31, 2007 to $30.3 million at December 31, 2008, due to paydowns and sales of mortgage-backed securities as permitted under SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” These securities sold had paid down to less than 15% of their original face value.

There were no trading securities held at December 31, 2008 or December 31, 2007. When acquired, the Company holds trading securities and derivatives on a short-term basis based on market and liquidity conditions.

Investment Maturities and Yields

The following tables set forth the contractual or estimated maturities of the components of the Company’s securities portfolio as of December 31, 2008 and the weighted average yields. The table assumes estimated fair values for available-for-sale securities and amortized cost for held-to-maturity securities:

	Maturing
			After One But		After Five But
	Within One		Within		Within		After
	Year		Five Years		Ten Years		Ten Years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
	(Dollars in thousands)

Available- for-Sale-Securities:
U.S. Treasury and obligations of U.S. government-sponsored entities	$7,687	2.81%	$52,617	3.43%	$205,131	5.34%	$—	—%	$265,435	4.90%
Obligations of states and political subdivisions	682	3.61	8,135	3.60	36,034	3.74	11,813	4.08	56,664	3.79
Mortgage-backed securities	27,795	5.40	255,884	4.09	—	—	—	—	283,679	4.23
Equity securities(1)	—	—	—	—	—	—	930	—	930	—
Other bonds	—	—	3,745	4.53	3,063	4.39	8,433	1.91	15,241	2.96

Total	$36,164	4.82%	$320,381	3.98%	$244,228	5.09%	$21,176	3.04%	$621,949	4.44%

Held-to-Maturity Securities:
Obligations of states and political subdivisions	$—	—%	$451	4.31%	$800	3.85%	$—	—%	$1,251	4.02%
Mortgage-backed securities	—	—	29,016	4.42	—	—	—	—	29,016	4.42

Total	$—	—%	$29,467	4.42%	$800	3.85%	$—	—%	$30,267	4.40%

(1)	Equity securities, although they do not have a maturity date, are included in the after ten years column.

Deposits

The following table sets forth the changes in deposits as of the periods presented.

	December 31,
	2008	2007
	(Dollars in thousands)

Noninterest-bearing demand	$334,495	$321,317
Interest-bearing demand	176,224	226,225
Money market	208,484	291,501
Savings	129,101	129,476
Certificates of deposit less than $100,000	689,896	633,022
Certificates of deposit over $100,000	435,687	511,743
Brokered certificates of deposit	438,904	344,864

Total interest-bearing deposits	2,078,296	2,136,831

Total deposits	$2,412,791	$2,458,148

Total core deposits(1)	$848,304	$968,519

(1)	Includes noninterest-bearing and interest-bearing demand, money market, and savings.

Set forth below is a summary of the change in the Company’s deposits:

•	Deposits decreased by $45.4 million, or 1.8%; noninterest-bearing deposits increased by $13.2 million while interest-bearing deposits decreased by $58.5 million.

•	Core deposits, which include noninterest-bearing demand, interest-bearing demand, money market, and savings deposits, decreased $120.2 million, or 12.4%.

•	Certificates of deposits less than $100,000 increased 9.0% or $56.9 million.

•	Certificates of deposit over $100,000 decreased $76.1 million, or 14.9%.

•	Brokered certificates of deposit increased $94.0 million, or 27.3%. The Company purchased brokered certificates of deposit in order to move away from purchasing Federal funds during the financial system disruption. The underlying certificates of deposits of the brokered certificates of deposit are in denominations of less than $100,000.

The Company continues to participate in the FDIC’s Temporary Liquidity Guarantee Program. This program consists of two components. The first is the Transaction Account Guarantee Program where all noninterest-bearing transaction deposit accounts, including all personal and business checking deposit accounts, and NOW accounts, which are capped at a rate no higher than 0.50% are fully guaranteed, through December 31, 2009, regardless of dollar amount. All other deposit accounts continue to be covered by the FDIC’s expanded deposit insurance limit of $250,000 through December 31, 2009. The second component is the Debt Guarantee Program, which guarantees newly issued senior unsecured debt.

In 2009, the FDIC plans to increase premium assessments to maintain adequate funding of the Deposit Insurance Fund. Assessment rates set by the FDIC effective December 5, 2009 range from 5 to 43 basis points. These increases in premium assessments will increase the Company’s expenses. See “Item 1. Business — Supervision and Regulation — FDIC Insurance Premiums on Deposit Accounts.”

On February 27, 2009, the FDIC board agreed to impose an emergency special assessment of 20 basis points on all banks to restore the Deposit Insurance Fund to an acceptable level. The assessment, which will be payable on September 30, 2009, is in addition to a planned increase in premiums and a change in the way regular premiums are assessed, which the board also approved on that date. This emergency special assessment for the Company is projected to be $5.0 million based on December 31, 2008 data.

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

The following table sets forth the average amount of and the average rate paid on deposits by category for the indicated periods.

	Year Ended December 31,
	2008			2007			2006
	Average	Percent of		Average	Percent of		Average	Percent of
	Balance	Deposits	Rate	Balance	Deposits	Rate	Balance	Deposits	Rate
	(Dollars in thousands)

Noninterest-bearing demand deposits	$326,104	13.46%	0.00%	$274,819	12.90%	0.00%	$220,706	12.23%	0.00%
Interest-bearing demand deposits	200,869	8.29	0.98	182,276	8.55	1.85	150,503	8.34	1.17
Savings and money market accounts	384,496	15.87	1.30	386,722	18.15	2.57	346,933	19.23	2.18
Time Deposits:
Certificates of deposit, less than $100,000(1)	619,829	25.58	4.05	598,012	28.06	4.95	631,993	35.03	4.30
Certificates of deposit, over $100,000(1)(2)	891,354	36.80	3.81	689,335	32.34	4.90	442,199	24.51	4.63
Public funds	—	—	—	—	—	—	11,703	0.65	4.54

Total time deposits	1,511,183	62.38	3.91	1,287,347	60.40	4.92	1,085,895	60.19	4.44

Total deposits	$2,422,652	100.00%	2.73%	$2,131,164	100.00%	3.60%	$1,804,037	100.00%	3.19%

(1)	Certificates of deposit exclusive of public funds.

(2)	Includes brokered deposits.

The following table summarizes the maturity distribution of certificates of deposit in amounts of $100,000 or more as of the dates indicated. These deposits have been made by individuals, businesses, and public and other not-for-profit entities, most of which are located within the Company’s market area.

	December 31,
	2008	2007	2006
	(In thousands)

Three months or less	$402,122	$308,259	$271,994
Over three months through six months	172,417	241,765	63,168
Over six months through twelve months	229,867	230,985	160,478
Over twelve months	70,185	75,598	58,020

Total	$874,591	$856,607	$553,660

Borrowings

The following table summarizes the Company’s borrowings as of the dates indicated.

	December 31,
	2008	2007	2006
	(In thousands)

Federal funds purchased	$—	$81,000	$66,000
Revolving note payable	8,600	2,500	—
Securities sold under agreements to repurchase	297,650	283,400	201,079
Advances from the Federal Home Loan Bank	380,000	323,439	319,883
Junior subordinated debentures	60,791	60,724	65,812
Subordinated debt	15,000	—	—
Term note payable	55,000	70,000	—

Total	$817,041	$821,063	$652,774

The Company’s borrowings include overnight federal funds purchased, securities sold under agreements to repurchase, FHLB advances, junior subordinated debentures, and commercial bank notes payable and subordinated debt. The following tables set forth categories and the balances of the Company’s borrowings for the periods indicated.

	Year Ended December 31,
	2008	2007	2006
	(Dollars in thousands)

Federal funds purchased:
Balance at end of year	$—	$81,000	$66,000
Weighted average interest rate at end of year	—%	4.15%	5.30%
Maximum amount outstanding(1)	$184,500	$109,000	$95,000
Average amount outstanding	77,000	35,630	29,474
Weighted average interest rate during year(2)	2.62%	5.13%	5.18%

(1)	Based on amounts outstanding at each month end during the year.

(2)	During 2008, the federal funds target rate decreased by 225 basis points.

	Year Ended December 31,
	2008	2007	2006
	(Dollars in thousands)

Securities sold under repurchase agreements:
Balance at end of year	$297,650	$283,400	$201,079
Weighted average interest rate at end of year	4.29%	4.21%	4.40%
Maximum amount outstanding(1)	$394,764	$317,118	$294,599
Average amount outstanding	311,346	268,639	226,369
Weighted average interest rate during year	4.26%	4.21%	4.59%

(1)	Based on amount outstanding at month end during each year.

The Bank is a member of the FHLB. Membership requirements include common stock ownership in the FHLB. At December 31, 2008, the majority of the FHLB advances have various call provisions ranging from three months to two years. The Bank is currently in compliance with the FHLB’s membership requirements.

The following table sets forth categories and the balances of the Company’s FHLB advances as of the indicated dates or for the indicated periods.

	Year Ended December 31,
	2008	2007	2006
	(Dollars in thousands)

FHLB advances:
Balance at end of year	$380,000	$323,439	$319,883
Weighted average interest rate at end of year	3.38%	4.49%	4.54%
Maximum amount outstanding(1)	$380,000	$323,439	$319,883
Average amount outstanding	335,039	317,232	228,811
Weighted average interest rate during year	3.53%	4.66%	4.29%

(1)	Based on amount outstanding at month end during each year.

The Company’s credit agreements with a correspondent bank at December 31, 2008 consisted of a revolving line of credit, a term note loan, and subordinated debenture in the amounts of $8.6 million, $55.0 million, and $15.0 million, respectively.

The revolving line of credit has a maximum availability of $25.0 million, an interest rate of one-month LIBOR plus 155 basis points, and matures on April 3, 2009. During the fourth quarter of 2007, the Company utilized the proceeds from a $75.0 million term note loan to pay for the cash requirements of the Northwest Suburban acquisition. On March 31, 2008, the Company converted $15.0 million of this term note into subordinated debt and further reduced the remaining term note balance to $55.0 million. The resulting term note had an interest rate of one-month LIBOR plus 155 basis points at December 31, 2008 and matures on September 28, 2010.

The subordinated debt had an interest rate of one-month LIBOR plus 350 basis points at December 31, 2008, matures on March 31, 2018, and qualifies as Tier 2 capital.

The revolving line of credit and term note included the following covenants at December 31, 2008: (1) the Bank must not have nonperforming loans (loans on nonaccrual status and 90 days or more past due and troubled-debt restructured loans) in excess of 3.00% of total loans, (2) the Bank must report a quarterly profit, excluding charges related to acquisitions, and (3) the Bank must remain well capitalized. The Company was in compliance with these debt covenants at December 31, 2008.

As a result of the effects of recent economic conditions, the increase in nonperforming assets, and the impairment charges on goodwill and the FNMA and FHLMC preferred securities, the Company sought covenant waivers on two occasions since December 31, 2007. First, the lender waived a covenant violation in the first quarter of 2008 resulting from the Company’s net loss recognized in that period. Second, the lender waived a covenant violation in the third quarter of 2008 resulting from the Company’s net loss recognized in that period, contingent upon the Company making accelerated principal payments under the aforementioned term loan agreement. See Note 14 — Credit Agreement of the Notes to the consolidated financial statements for more details.

At December 31, 2008, the Company had $60.8 million in junior subordinated debentures owed to unconsolidated trusts that were formed to issue trust preferred securities.

The following table details the unconsolidated trusts and their common and trust preferred securities:

		December 31,
		2008	2007		Mandatory	Optional
Issuer	Issue Date	Amount	Amount	Rate	Redemption Date	Redemption Date(1)
		(In thousands)

MBHI Capital Trust III	December 19, 2003	$9,279	$9,279	LIBOR+3.00%	December 30, 2033	December 30, 2008
MBHI Capital Trust IV	December 19, 2003	10,310	10,310	LIBOR+2.85%	January 23, 2034	January 23, 2009
MBHI Capital Trust V	June 7, 2005	20,619	20,619	LIBOR+1.77%	June 15, 2035	June 15, 2010
Royal Capital Trust I	April 30, 2004	10,310	10,310	6.62% until July	July 23, 2034	July 23, 2009
				23, 2009; then
				LIBOR+2.75%
Unamortized purchase accounting adjustment		(37)	(104)
Northwest Suburban Capital Trust I	May 18, 2004	10,310	10,310	LIBOR+2.70%	July 23, 2034	July 23, 2009

Total		$60,791	$60,724

(1)	Redeemable at option of the Company.

Capital Resources

The Company monitors compliance with bank and bank-holding company regulatory capital requirements, focusing primarily on risk-based capital guidelines. Under the risk-based capital method of capital measurement, the ratio computed is dependent upon the amount and composition of assets recorded on the balance sheet and the amount and composition of off-balance-sheet items, in addition to the level of capital. Included in the risk-based capital method are two measures of capital adequacy: Tier 1, or core capital, and total capital, which consists of Tier 1 plus Tier 2 capital. See “Business — Supervision and Regulation — Bank Holding Company Regulation” for definitions of Tier 1 and Tier 2 capital and Note 16 to the Notes to the consolidated financial statements.

The following tables set forth the Company’s capital ratios as of the indicated dates.

	Risk-Based Capital Ratios December 31,
	2008		2007		2006
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)

Tier 1 capital to risk-weighted assets	$238,873	8.30%	$258,862	9.21%	$266,753	11.92%
Tier 1 capital minimum requirement	115,123	4.00	112,457	4.00	89,492	4.00
Total capital to risk-weighted assets	289,967	10.07	285,843	10.17	290,158	12.97
Total capital minimum requirements	230,247	8.00	224,914	8.00	178,984	8.00
Total risk-weighted assets	2,878,087		2,811,423		2,237,305

In December 2008, the Company issued 84,784 shares of Series T fixed cumulative perpetual preferred stock at $1,000 per share to the U.S. Treasury under the TARP CPP raising $84.8 million in capital, which qualifies for Tier I capital.

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

The Company includes $59.0 million for 2008 and 2007 and $64.0 million for 2006 of trust preferred securities in Tier I capital based on regulatory limitations.

Liquidity

The Company manages its liquidity position with the objective of maintaining access to sufficient funds to respond to the needs of depositors and borrowers and to take advantage of earnings enhancement opportunities. At December 31, 2008, the Company had cash and cash equivalents of $63.1 million. In addition to the normal inflow of funds from its securities portfolio, and repayments and maturities of loans and securities, the Company utilizes other short-term, intermediate-term and long-term funding sources such as securities sold under agreements to repurchase and overnight funds purchased from correspondent banks.

The FHLB provides an additional source of liquidity which has been used by the Bank since 1999. The Bank also has various funding arrangements with commercial and investment banks in the form of Federal funds lines, repurchase agreements, and brokered certificate of deposit programs. The Bank maintains these funding arrangements to achieve favorable costs of funds, manage interest rate risk, and enhance liquidity in the event of deposit withdrawals. The FHLB advances and repurchase agreements are subject to the availability of collateral. The Company believes it has sufficient liquidity to meet its current and future liquidity needs.

The Company monitors and manages its liquidity position on several levels, which vary depending upon the time period. As the time period is expanded, other data is factored in, including estimated loan funding requirements, estimated loan payoffs, securities portfolio maturities or calls, and anticipated depository buildups or runoffs.

The Company classifies the majority of its securities as available-for-sale, thereby maintaining significant liquidity. Certain available-for-sale securities were temporarily impaired at December 31, 2008, primarily due to changes in interest rates as well as current economic conditions that appear to be cyclical in nature. The Company has both the intent and ability to hold each of the temporarily impaired securities for the time necessary to recover its amortized cost. See the “Securities” section and “Risk Factors” for more details. The Company’s liquidity position is further enhanced by the structuring of a majority of its loan portfolio interest payments as monthly.

The Company’s cash flows are comprised of three classifications: cash flows from operating activities, cash flows from investing activities, and cash flows from financing activities. See Statement of Cash Flows in the Consolidated Financial Statements.

The Company continues to seek opportunities to diversify the customer base, enhance the product suite, and improve the overall liquidity position. The Company has developed analytical tools to help support the overall liquidity forecasting and contingency planning. In addition, the Company is developing a more efficient collateral management process which will further strengthen the Company’s liquidity.

Contractual Obligations, Commitments, and Off-Balance Sheet Arrangements

	December 31, 2008
	Payments Due By Period
	Within			After
	1 Year	2-3 Years	4-5 Years	5 Years	Other(1)	Total
	(In thousands)

Deposits without a stated maturity	$848,304	$—	$—	$—	$—	$848,304
Consumer and brokered certificates of deposits	1,406,407	143,367	14,702	11	—	1,564,487
Revolving note payable	8,600	—	—	—	—	8,600
Securities sold under agreements to repurchase	—	—	—	297,650	—	297,650
FHLB advances	40,000	—	—	340,000	—	380,000
Junior subordinated debentures	—	—	—	60,791	—	60,791
Subordinated debt	—	—	—	15,000	—	15,000
Term note payable	10,000	45,000	—	—	—	55,000
Operating leases	1,530	2,749	2,381	14,141	—	20,801
FIN 48 liability	—	—	—	—	2,378	2,378

Total contractual cash obligations	$2,314,841	$191,116	$17,083	$727,593	$2,378	$3,253,011

(1)	Duration of liability is not determinable.

The following table details the amounts and expected maturities of significant commitments as of December 31, 2008.

	Amount of Commitment Expiration Per Period
	Within			After
	1 Year	2-3 Years	4-5 Years	5 Years	Total
	(In thousands)

Lines of Credit:
Commercial real estate	$104,884	$13,098	$5,319	$133	$123,434
Consumer real estate	26,757	37,496	33,252	54,481	151,986
Consumer	—	—	—	2,220	2,220
Commercial	235,855	18,364	1,765	3,238	259,222
Letters of credit	43,934	11,602	3,496	—	59,032
Commitments to extend credit	68,213	—	—	—	68,213

Total commitments	$479,643	$80,560	$43,832	$60,072	$664,107

Asset/Liability Management

The business of the Company and the composition of its consolidated balance sheet consist of investments in interest-earning assets (primarily loans, mortgage-backed securities, and other securities) that are primarily funded by interest-bearing liabilities (deposits and borrowings). All of the financial instruments of the Company as of December 31, 2008 were held for other-than-trading purposes. Such financial instruments have varying levels of sensitivity to changes in market rates of interest. The Company’s net interest income is dependent on the amounts of and yields on its interest-earning assets as compared to the amounts of and rates on its interest-bearing liabilities. Net interest income is therefore sensitive to changes in market rates of interest.

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

Interest rate risk results when the maturity or repricing intervals and interest rate indices of the interest-earning assets, interest-bearing liabilities, and off-balance-sheet financial instruments are different, thus creating a risk that will result in disproportionate changes in the value of and the net earnings generated from the Company’s interest-earning assets, interest-bearing liabilities, and off-balance-sheet financial instruments. The Company’s exposure to interest rate risk is managed primarily through the Company’s strategy of selecting the types and terms of interest-earning assets and interest-bearing liabilities that generate favorable earnings while limiting the potential negative effects of changes in market interest rates. Because the Company’s primary source of interest-bearing liabilities is customer deposits, the Company’s ability to manage the types and terms of such deposits may be somewhat limited by customer maturity preferences in the market areas in which the Company operates. Over the past decade, hundreds of new bank branches have opened in the Company’s marketplace. Deposit pricing is competitive with promotional rates frequently offered by competitors. Ongoing competition for core and time deposits are driving up yields paid. Borrowings, which include FHLB advances, short-term borrowings, and long-term borrowings, are generally structured with specific terms which, in management’s judgment, when aggregated with the terms for outstanding deposits and matched with interest-earning assets, reduce the Company’s exposure to interest rate risk. The rates, terms, and interest rate indices of the Company’s interest-earning assets result primarily from the Company’s strategy of investing in securities and loans (a substantial portion of which have adjustable rates). This permits the Company to limit its exposure to interest rate risk, together with credit risk, while at the same time achieving a positive interest rate spread from the difference between the income earned on interest-earning assets and the cost of interest-bearing liabilities.

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

The Company performs a net interest income analysis as part of its asset/liability management practices. Net interest income analysis measures the change in net interest income in the event of hypothetical changes in interest rates. This analysis assesses the risk of change in net interest income in the event of sudden and sustained 1.0% and 2.0% increases in market interest rates. The tables below present the Company’s projected changes in net interest income for the various rate shock levels at December 31, 2008 and December 31, 2007, respectively. As result of current market conditions, 1.0% and 2.0% decreases in market interest rates are not applicable for 2008 as those decreases would result in some deposit interest rate assumptions falling below zero. Nonetheless, the Company’s net interest income could decline in those scenarios as yields on earning assets could continue to adjust downward.

	Change in Net Interest Income Over One Year Horizon
					Guideline
	December 31, 2008		December 31, 2007		Maximum
	Dollar	%	Dollar	%	%
	Change	Change	Change	Change	Change
	(Dollars in thousands)

+200 bp	$6,274	8.23%	$(2,161)	(2.36)%	(10.0)%
+100 bp	2,850	3.74	694	0.76	—
−100 bp	N/A	N/A	(225)	(0.25)	—
−200 bp	N/A	N/A	(3,507)	(3.83)	(10.0)

As shown above, at December 31, 2008, the effect of an immediate 200 basis point increase in interest rates would increase the Company’s net interest income by 8.23%, or $6.3 million. Overall net interest income sensitivity remains within the Company’s and recommended regulatory guidelines.

The changes in the Company’s net interest income sensitivity were due, in large part, to the addition of optionality on both sides of the balance sheet. The changes in net interest income over the one year horizon for December 31, 2008 under the 1.0% and 2.0% increases in market interest rates scenarios are reflective of this optionality. In a rising rate environment, yields on floating rate loans and investment securities are expected to re-price upwards more quickly than the cost of funds. The Company believes it manages such volatility to acceptable levels and is being appropriately compensated for the additional risk.

The Company does not have any sub-prime or Alt-A mortgage-backed securities in its securities portfolio nor does it have any sub- prime loans.

“Gap” analysis is used to determine the repricing characteristics of the Company’s assets and liabilities. The following table sets forth the interest rate sensitivity of the Company’s assets and liabilities as of December 31, 2008, and provides the repricing dates of the Company’s interest-earning assets and interest-bearing liabilities as of that date, as well as the Company’s interest rate sensitivity gap percentages for the periods presented.

	0-3	4-12		Over
	Months	Months	1-5 Years	5 Years	Total
	(Dollars in thousands)

INTEREST-EARNING ASSETS:
Federal funds sold and other short-term investments	$1,735	$—	$—	$—	$1,735
Securities available-for-sale, at fair value	224,510	106,857	186,407	104,175	621,949
Securities held-to-maturity, at amortized cost	1,659	4,378	13,947	10,283	30,267
Federal Reserve Bank and Federal Home Loan Bank stock	31,698	—	—	—	31,698
Loans	1,211,502	338,705	876,678	82,874	2,509,759

Total interest-earning assets	$1,471,104	$449,940	$1,077,032	$197,332	$3,195,408

INTEREST-BEARING LIABILITIES:
Interest-bearing demand deposits	$15,860	$47,580	$—	$112,784	$176,224
Money market deposits	18,764	56,291	—	133,429	208,484
Savings deposits	11,619	34,857	—	82,625	129,101
Time deposits	524,127	883,728	156,621	11	1,564,487

Total interest-bearing deposits	570,370	1,022,456	156,621	328,849	2,078,296

Federal funds purchased	—	—	—	—	—
Revolving note payable	8,600	—	—	—	8,600
Securities sold under agreements to repurchase	—	—	—	297,650	297,650
Advances from the Federal Home Loan Bank	40,000	—		340,000	380,000
Junior subordinated debentures	50,481	10,310	—	—	60,791
Subordinated debt	15,000	—	—	—	15,000
Term note payable	55,000	—	—	—	55,000

Total borrowings	169,081	10,310	—	637,650	817,041

Total interest-bearing liabilities	$739,451	$1,032,766	$156,621	$966,499	$2,895,337

Interest sensitivity gap	$731,653	$(582,826)	$920,411	$(769,167)	$300,071
Cumulative interest sensitivity gap	$731,653	$148,827	$1,069,238	$300,071
Interest sensitivity gap to total assets	20.5%	(16.3)%	25.8%	(21.5)%
Cumulative interest sensitivity gap to total assets	20.5%	4.2%	29.9%	8.4%

The chart above shows the Company was asset sensitive or had a positive Gap in the short-term (0-3 months) meaning a greater amount of interest-earning assets are repricing or maturing than the amount of interest-bearing liabilities during the same time period. A positive gap generally indicates the Company is positioned to benefit from a rising interest rate environment. The cumulative interest sensitivity Gap is still positive but substantially decreased in the 4-12 month period, indicating the Company’s GAP position is much more closely matched through that time period and rate changes would theoretically have much less effect on net interest income. In the 1-5 year period the cumulative interest sensitivity Gap becomes much more positive again showing the Company’s benefit from rising interest rates would increase. The Gap position does not necessarily indicate the level of the Company’s interest rate sensitivity or the impact to net interest income because the interest-earning assets and interest-bearing liabilities are repricing off of different indices.

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

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, an evaluation was performed under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer of the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)). Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that the Company’s disclosure controls and procedures as of December 31, 2008 are effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms and such information is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosure.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2008. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework.

Based on management’s assessment, it determined that, as of December 31, 2008, the Company’s internal control over financial reporting is effective based on those criteria.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2008, has been audited by PricewaterhouseCoopers LLP, the independent registered public accounting firm who also audited the Company’s consolidated financial statements, as stated in their report included under Item 8.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors and Executive Officers and Corporate Governance

Information regarding directors of the Company is included in the Company’s Proxy Statement for its 2009 Annual Meeting of Stockholders (the “Proxy Statement”) under the heading “Election of Directors” and the information included therein is incorporated herein by reference. Information regarding the executive officers of the Company is included in Item 1. Business of this report.

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

Item 13.	Certain Relationships and Related Transactions, and Director Independence

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

Information regarding principal accountant fees and services is included in the Proxy Statement under the heading “Independent Auditor,” and the information included therein is incorporated herein by reference.

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

(a) (3) Exhibits

The following exhibits are either filed as part of this report or are incorporated herein by reference:

2.1		Letter Agreement, dated December 5, 2008, between the Company and United States Department of the Treasury (incorporated by reference to Registrant’s Report on Form 8-K filed December 8, 2008, File No. 001-13735).
3.1		Amended and Restated Certificate of Incorporation, as amended (incorporated by reference to Registrant’s Form 10-Q for the quarter ended September 30, 2007, File No. 001-13735).
3	.1.1	Certificate of Designation for the Series A Preferred Stock (incorporated by reference to Registrant’s Report on Form 8-K filed December 7, 2007, File No. 001-13735).
3	.1.2	Deposit Agreement, dated December 5, 2007, among the Registrant, Illinois Stock Transfer Company and the holders from time to time of the Depositary Receipts issued pursuant to the Deposit Agreement (incorporated by reference to Registrant’s Report on Form 8-K filed December 7, 2007, File No. 001-13735).
3.2		Amended and Restated By-laws (incorporated by reference to Registrant’s Report on Form 8-K filed March 2, 2009, File No. 001-13735).
3.3		Certificate of Designation for the Series T Preferred Stock (incorporated by reference to Registrant’s Report on Form 8-K filed December 8, 2008, File No. 001-13735).
4.1		Specimen Common Stock Certificate (incorporated by reference to Registrant’s Registration Statement on Form S-1, Registration No. 333-42827).
4	.1.1	Form of Certificate for the Series A Preferred Stock (incorporated by reference to Registrant’s Report on Form 8-K filed December 7, 2007, File No. 001-13735).
4	.1.2	Form of Depositary Receipt for the Depositary Shares (incorporated by reference to Registrant’s Report on Form 8-K filed December 7, 2007, File No. 001-13735).
4	.1.3	Form of Certificate for the Series T Preferred Stock (incorporated by reference to Registrant’s Report on Form 8-K filed December 8, 2008, File No. 001-13735).
4	.1.4	Warrant for Purchase of Shares of Common Stock, Dated December 5, 2008 (incorporated by reference to Registrant’s Report on Form 8-K filed December 8, 2008, File No. 001-13735).
4.2		Certain instruments defining the rights of the holders of long-term debt of the Company and certain of its subsidiaries, none of which authorize a total amount of indebtedness in excess of 10% of the total assets of the Company and its subsidiaries on a consolidated basis, have not been filed as Exhibits. The Company hereby agrees to furnish a copy of any of these agreements to the SEC upon request.
*10	.1	Midwest Banc Holdings, Inc. Stock and Incentive Plan (incorporated by reference to Registrant’s Form 10-K for the year ended December 31, 2006, File No. 001-13735).
10.5		Lease dated as of December 24, 1958, between Western National Bank of Cicero and Midwest Bank and Trust Company, as amended (incorporated by reference to Registrant’s Registration Statement on Form S-1, Registration No. 333-42827).

10.6		Britannica Centre Lease, dated as of May 1, 1994, between Chicago Title and Trust Company, as Trustee under Trust Agreement dated November 2, 1977 and known as Trust No. 1070932 and Midwest Bank and Trust Company (incorporated by reference to Registrant’s Registration Statement on Form S-1, Registration No. 333-42827).
10.7		Lease dated as of March 20, 1996 between Grove Lodge No. 824 Ancient Free and Accepted Masons and Midwest Bank of Hinsdale (incorporated by reference to Registrant’s Registration Statement on Form S-1, Registration No. 333-42827)
10.8		Office Lease, undated, between Grove Lodge No. 824 Ancient Free and Accepted Masons and Midwest Bank of Hinsdale (incorporated by reference to Registrant’s Registration Statement on Form S-1, Registration No. 333-42827).
*10	.15	Form of 2001 Supplemental Executive Retirement Agreement (incorporated by reference to Registrant’s Form 10-Q for the quarter ended September 30, 2001, File No. 001-13735).
*10	.16	Form of Transitional Employment Agreement (Executive Officer Group) (incorporated by reference to Registrant’s Form 10-Q for the quarter ended September 30, 2001, File No. 001-13735).
*10	.17	Form of Restricted Stock Award Agreement for Officers, Restricted Stock Grant Notice for Officers, Incentive and Nonqualified Stock Options Award Agreements, and Stock Option Grant Notice for Officers (incorporated by reference to Registrant’s Report on Form 8-K filed August 29, 2005, File No. 001-13735).
*10	.18	Form of 2005 Supplemental Executive Retirement Agreement (incorporated by reference to Registrant’s Report on Form 8-K filed October 28, 2005, File No. 001-13735).
*10	.19	Form of Restricted Stock Award Agreement for Non-employee Directors and Restricted Stock Grant Notice for Non-employee Directors (incorporated by reference to Registrant’s Report on Form 8-K filed October 28, 2005, File No. 001-13735).
10.21		Lease dated as of April 29, 1976, between Joseph C. and Grace Ann Sanfilippo and Fairfield Savings and Loan Association, as amended (incorporated by reference to Registrant’s Form 10-K for the year ended December 31, 2003, File No. 001-13735).
10.22		Lease dated as of August 28, 2002 between Glen Oak Plaza and Midwest Bank and Trust Company (incorporated by reference to Registrant’s Form 10-K for the year ended December 31, 2003, File No. 001-13735).
10.24		Loan Agreement as of April 4, 2007, between the Company and M&I Marshall & Ilsley Bank (incorporated by reference to Registrant’s Report on Form 8-K filed April 6, 2007, File No. 001-13735).
*10	.25	Employment Agreement as of September 28, 2004 between the Company and the Chief Executive Officer (incorporated by reference to Registrant’s Form 10-Q for the quarter ended September 30, 2004, File No. 001-13735).
*10	.27	Midwest Banc Holdings, Inc. Severance Policy as of June 28, 2005 (incorporated by reference to Registrant’s Form 8-K dated June 28, 2005, File No. 001-13735).
10.29		Midwest Banc Holdings, Inc. Directors Deferred Compensation Plan (incorporated by reference to Registrant’s Report on Form 8-K filed December 19, 2008, File No. 001-13735).
*10	.30	Amendment to Employment Agreement as of September 28, 2004 between the Company and the Chief Executive Officer (incorporated by reference to Registrant’s Report on Form 8-K filed March 24, 2006, File No. 001-13735).
*10	.31	Amended and Restated Employment Agreement dated February 8, 2006 by and between Royal American Bank and Jay Fritz, assumed by the Company as of July 1, 2006 (incorporated by reference to Registrant’s Report on Form 8-K filed July 7, 2006, File No. 001-13735).
10.32		Lease dated April 1, 1993, by and between Royal American Bank and LaSalle National Trust, N.A., as amended, assumed by the Company as of July 1, 2006 (incorporated by reference to Registrant’s Form 10-Q for the quarter ended September 30, 2006, File No. 001-13735).
10.33		Lease dated April 19, 1993 by and between Royal American Bank and Hamilton Forsythe 1000 Tower Lane LLC, successor-in-interest to Bensenville Office Venture, as amended, assumed by the Company as of July 1, 2006 (incorporated by reference to Registrant’s Form 10-Q for the quarter ended September 30, 2006, File No. 001-13735).

10.34		Sublease dated January 31, 2006 by and between Royal American Bank and JPMorgan Chase Bank, National Association, assumed by the Company as of July 1, 2006 (incorporated by reference to Registrant’s Form 10-Q for the quarter ended September 30, 2006, File No. 001-13735).
10.35		Lease dated January 20, 2006 by and between Royal American Bank and MEG Associates Limited Partnership, assumed by the Company as of July 1, 2006 (incorporated by reference to Registrant’s Form 10-Q for the quarter ended September 30, 2006, File No. 001-13735).
10.36		Lease dated October 28, 1996 by and between Royal American Bank and Tiffany Pointe, Inc./Marquette Bank, as amended, assumed by the Company as of July 1, 2006 (incorporated by reference to Registrant’s Form 10-Q for the quarter ended September 30, 2006, File No. 001-13735).
10.37		Lease dated September 24, 1999, by and between Royal American Bank and Moats Office Properties, Inc., as amended, assumed by the Company as of July 1, 2006 (incorporated by reference to Registrant’s Form 10-Q for the quarter ended September 30, 2006, File No. 001-13735).
10.38		Lease dated July 14, 2006 by and between Midwest Bank and Trust Company and William C. Moran (incorporated by reference to Registrant’s Form 10-Q for the quarter ended September 30, 2006, File No. 001-13735).
*10	.41	Form of 2006 Supplemental Executive Retirement Agreement (incorporated by reference to Registrant’s Form 10-Q for the quarter ended September 30, 2006, File No. 001-13735).
*10	.42	First Amendment to the Form of 2005 Supplemental Executive Retirement Agreement (incorporated by reference to Registrant’s Form 10-Q for the quarter ended September 30, 2006, File No. 001-13735).
10.43		Lease dated November 9, 2005 by and between Midwest Bank and Trust Company and Crossings Commercial, LLC (incorporated by reference to Registrant’s Form 10-Q for the quarter ended September 30, 2006, File No. 001-13735).
10.44		Lease dated August 17, 2005 by and between Royal American Bank and L.F.A.J.J. Partners, LLC, assumed by the Company as of July 1, 2006 (incorporated by reference to Registrant’s Form 10-Q for the quarter ended March 31, 2007, File No. 001-13735).
10.45		Loan Agreement dated as of September 28, 2007 and amendment of loan agreement dated April 4, 2007, between the Company and M&I Marshall & Ilsley Bank (incorporated by reference to Registrant’s Report on Form 8-K filed October 1, 2007, File No. 001-13735).
*10	.46	Form of 2007 Transitional Employment Agreement (incorporated by reference to Registrant’s Report on Form 8-K filed October 1, 2007, File No. 001-13735).
*10	.47	Form of 2007 Supplemental Executive Retirement Agreement (incorporated by reference to Registrant’s Report on Form 8-K filed October 1, 2007, File No. 001-13735).
*10	.48	First Amendment to the Midwest Banc Holdings, Inc. Stock and Incentive Plan (incorporated by reference to Registrant’s Report on Form 8-K filed October 1, 2007, File No. 001-13735).
10.49		Lease dated December 27, 2007 by and between Midwest Bank and Trust Company and George Garner and Barbara Garner (incorporated by reference to Registrants Form 10-K for the year ended December 31, 2007, File No. 001-13735).
*10	.51	Second amendment to Employment Agreement as of September 28, 2004 between the Company and the Chief Executive Officer (incorporated by reference to Registrant’s Form 10-Q for the quarter ended March 31, 2008, File No. 001-13735).
*10	.52	Second amendment to the Amended and Restated Employment Agreement dated February 8, 2006 by and between Royal American Bank and Jay Fritz, assumed by the Company as of July 1, 2006 (incorporated by reference to Registrant’s Form 10-Q for the quarter ended March 31, 2008, File No. 001-13735).
10.53		Agreement of Purchase and Sale as of March 10, 2008 between the Company and PGG, LLC (incorporated by reference to Registrant’s Form 10-Q for the quarter ended March 31, 2008, File No. 001-13735).
10.54		First Amendment to Real Estate Purchase Agreement as of March 26, 2008 between the Company and PGG, LLC (incorporated by reference to Registrant’s Form 10-Q for the quarter ended March 31, 2008, File No. 001-13735).

10.55		Post-closing Occupancy Agreement as of March 28, 2008 between the Company and NMD Investments, LLC (incorporated by reference to Registrant’s Form 10-Q for the quarter ended March 31, 2008, File No. 001-13735).
10.56		Amendment to Loan Agreement dated as of September 28, 2007 and Loan Agreement dated March 31, 2008, between the Company and M&I Marshall & Ilsley Bank (incorporated by reference to Registrant’s Form 10-Q for the quarter ended March 31, 2008, File No. 001-13735).
10.57		Second Amendment of Loan Agreement dated April 4, 2007, between the Company and M&I Marshall & Ilsley Bank (incorporated by reference to Registrant’s Form 10-Q for the quarter ended March 31, 2008, File No. 001-13735).
*10	.58	Midwest Banc Holdings, Inc. Management Incentive Plan (incorporated by reference to Registrant’s Form 10-Q for the quarter ended March 31, 2008, File No. 001-13735).
*10	.59	Midwest Banc Holdings, Inc. Employee Stock Purchase Plan (incorporated by reference to Registrant’s Proxy Statement filed April 7, 2008, File No. 001-13735).
*10	.60	Form of Waiver, executed by each of the Senior Executive Officers (incorporated by reference to Registrant’s Report on Form 8-K filed December 8, 2008, File No. 001-13735).
*10	.61	EESA Amendment to Officer Employment Benefits executed by each of the Senior Executive Officers (incorporated by reference to Registrant’s Report on Form 8-K filed December 8, 2008, File No. 001-13735).
*10	.62	Settlement Agreement between the Company and James J. Giancola.
10.63		Lease dated August 7, 2008 by and between Midwest Bank and Trust Company and Buckingham Master Tenant, LLC.
10.64		Lease dated November 18, 2008 by and between Midwest Bank and Trust Company and Broadway 500 West Monroe Fee LLC.
10.65		Lease dated December 1, 2008 by and between Midwest Bank and Trust Company and 2150 I Corporation.
*10	.66	Letter agreement dated January 30, 2009 by and between the Company and the Chief Financial Officer.
10.67		M&I Marshall & Ilsley Bank Loan Agreement Covenant Waiver Letter dated March 4, 2009.
12.1		Ratios of Earnings To Fixed Charges and Preferred Stock Dividends.
21.1		Subsidiaries.
23.1		Consent of PricewaterhouseCoopers LLP.
31.1		Rule 13a-14(a) Certification of Principal Executive Officer.
31.2		Rule 13a-14(a) Certification of Principal Financial Officer.
32.1		Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, from the Company’s Chief Executive Officer and Chief Accounting Officer.

*	Indicates management contracts or compensatory plans or arrangements required to be filed as an exhibit.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Midwest Banc Holdings, Inc.

By:	/s/ J. J. Fritz
J. J. Fritz
President and Chief Executive Officer

Date: March 11, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Each person whose signature appears below constitutes and appoints J. J. Fritz, JoAnn Sannasardo Lilek, and Jan R. Thiry his true and law attorneys-in-fact and agents, each acting alone, with full powers of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any or all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in order to effectuate the filing of such report, as fully for all intents and purposes as he might or could do in person, thereby ratifying and confirming all that said attorneys-in-fact and agents, and each of them, or his substitutes, may lawfully do or cause to be done by virtue hereof.

Signature	Title	Date

/s/ Percy L. Berger Percy L. Berger	Chairman of the Board, Director	March 11, 2009

/s/ J. J. Fritz J. J. Fritz	President, Chief Executive Officer, and Director	March 11, 2009

/s/ Angelo A. DiPaolo Angelo A. DiPaolo	Director	March 11, 2009

/s/ Barry I. Forrester Barry I. Forrester	Director	March 11, 2009

/s/ Robert J. Genetski Robert J. Genetski	Director	March 11, 2009

/s/ Gerald F. Hartley Gerald F. Hartley	Director	March 11, 2009

/s/ Dennis M. O’Hara Dennis M. O’Hara	Director	March 11, 2009

Signature	Title	Date

/s/ Joseph Rizza Joseph Rizza	Director	March 11, 2009

/s/ Thomas A. Rosenquist Thomas A. Rosenquist	Director	March 11, 2009

/s/ E.V. Silveri E.V. Silveri	Director	March 11, 2009

/s/ Kenneth Velo Kenneth Velo	Director	March 11, 2009

/s/ JoAnn Sannasardo Lilek JoAnn Sannasardo Lilek	Executive Vice President and Chief Financial Officer	March 11, 2009

/s/ Jan R. Thiry Jan R. Thiry	Senior Vice President and Chief Accounting Officer	March 11, 2009

MIDWEST BANC HOLDINGS, INC.

CONSOLIDATED FINANCIAL STATEMENTS

MIDWEST BANC HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2008	2007
	(In thousands, except share and per share data)

ASSETS
Cash	$61,330	$70,111
Federal funds sold and other short-term investments	1,735	14,388

Total cash and cash equivalents	63,065	84,499
Securities available-for-sale, at fair value	621,949	710,881
Securities held-to-maturity, at amortized cost (fair value:
$30,387 at December 31, 2008 and $36,912 at December 31, 2007)	30,267	37,601

Total securities	652,216	748,482
Federal Reserve Bank and Federal Home Loan Bank stock, at cost	31,698	29,264
Loans	2,509,759	2,474,327
Allowance for loan losses	(44,432)	(26,748)

Net loans	2,465,327	2,447,579
Cash surrender value of life insurance	84,675	81,166
Premises and equipment, net	38,313	41,821
Foreclosed properties	12,018	2,220
Core deposit and other intangibles, net	14,683	17,044
Goodwill	78,862	160,407
Other assets	129,355	80,300

Total assets	$3,570,212	$3,692,782

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Deposits
Noninterest-bearing	$334,495	$321,317
Interest-bearing	2,078,296	2,136,831

Total deposits	2,412,791	2,458,148
Federal funds purchased	—	81,000
Revolving note payable	8,600	2,500
Securities sold under agreements to repurchase	297,650	283,400
Advances from the Federal Home Loan Bank	380,000	323,439
Junior subordinated debentures	60,791	60,724
Subordinated debt	15,000	—
Term note payable	55,000	70,000
Other liabilities	34,546	38,407

Total liabilities	3,264,378	3,317,618

Commitments and contingencies (see note 18)
Stockholders’ Equity
Preferred stock, $0.01 par value, 1,000,000 shares authorized;
Series A, $2,500 liquidation preference, 17,250 shares issued and outstanding at December 31, 2008 and 2007 Series T, $1,000 liquidation preference, 84,784 shares issued and outstanding at December 31, 2008 and none issued at December 31, 2007	1	—
Common stock, $0.01 par value, 64,000,000 shares authorized; 29,530,878 shares issued and 27,892,578 outstanding at December 31, 2008 and 29,275,687 shares issued and 27,803,794 outstanding at December 31, 2007	296	293
Additional paid-in capital	383,491	300,762
Warrant	5,229	—
(Accumulated deficit) retained earnings	(66,325)	102,762
Accumulated other comprehensive loss	(2,122)	(13,917)
Treasury stock, at cost (1,638,300 shares at December 31, 2008 and 1,471,893 shares at December 31, 2007)	(14,736)	(14,736)

Total stockholders’ equity	305,834	375,164

Total liabilities and stockholders’ equity	$3,570,212	$3,692,782

See accompanying notes to consolidated financial statements.

MIDWEST BANC HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2008	2007	2006
	(In thousands, except per share data)

Interest income
Loans	$151,120	$155,044	$123,854
Loans held for sale	—	89	125
Securities
Taxable	33,157	34,787	30,325
Exempt from federal income taxes	2,316	2,269	3,570
Trading securities	—	2	189
Dividend income from Federal Reserve Bank and Federal Home Loan Bank stock	741	839	693
Federal funds sold and other short-term investments	327	839	506

Total interest income	187,661	193,869	159,262

Interest expense
Deposits	66,025	76,692	57,518
Federal funds purchased and FRB discount window advances	2,064	1,829	1,526
Revolving note payable	474	186
Securities sold under agreements to repurchase	13,262	11,302	10,387
Advances from the Federal Home Loan Bank	11,824	14,769	9,808
Junior subordinated debentures	3,696	5,275	4,741
Subordinated debt	707	—	—
Term note payable	2,643	1,184	—

Total interest expense	100,695	111,237	83,980

Net interest income	86,966	82,632	75,282
Provision for loan losses	71,765	4,891	12,050

Net interest income after provision for loan losses	15,201	77,741	63,232

Noninterest income
Service charges on deposit accounts	7,742	6,697	5,733
Net (losses) gains on securities transactions	(16,596)	32	(153)
Impairment loss on securities	(65,387)
Net trading profits	—	—	624
(Loss) gains on sale of loans	(75)	443	760
Insurance and brokerage commissions	2,024	2,287	1,990
Trust	1,623	1,857	919
Increase in cash surrender value of life insurance	3,509	3,063	2,394
Gain on sale of property	15,196	—	—
Gain on extinguishment of debt	—	—	1,250
Other	1,368	1,098	1,034

Total noninterest (loss) income	(50,596)	15,477	14,551

Noninterest expense
Salaries and employee benefits	50,389	42,215	34,476
Occupancy and equipment	12,714	9,482	7,076
Professional services	8,590	5,470	4,971
Goodwill impairment	80,000	—	—
Loss on extinguishment of debt	7,121	—	—
Marketing	2,706	2,309	2,049
Foreclosed properties	332	34	311
Amortization of intangible assets	2,361	1,702	1,002
Merger related	271	1,312	1,595
Other	13,467	8,871	7,135

Total noninterest expense	177,951	71,395	58,615

(Loss) income before income taxes	(213,346)	21,823	19,168
(Benefit) provision for income taxes	(55,073)	3,246	1,422

Net (loss) income	(158,273)	18,577	17,746
Preferred stock dividends	3,728	204	—

Net (loss) income available to common stockholders	$(162,001)	$18,373	$17,746

Basic (loss) earnings per share	$(5.82)	$0.72	$0.76

Diluted (loss) earnings per share	$(5.82)	$0.72	$0.75

Cash dividends declared per common share	$0.26	$0.52	$0.51

See accompanying notes to consolidated financial statements

MIDWEST BANC HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

					(Accumulated		Accumulated
			Additional		Deficit)		Other		Total
	Preferred	Common	Paid in		Retained	Restricted	Comprehensive	Treasury	Stockholders’
	Stock	Stock	Capital	Warrant	Earnings	Stock	Loss	Stock	Equity
	(In thousands, except share and per share data)

Balance, December 31, 2005	$—	$221	$134,857	$—	$92,121	$(3,013)	$(7,606)	$(454)	$216,126
Cash dividends declared ($0.51 per share)	—	—	—	—	(12,060)	—	—	—	(12,060)
Issuance of 2,865,933 shares of stock upon acquisition	—	29	63,738	—	—	—	—	—	63,767
Issuance of common stock upon exercise of 151,894 stock options, net of tax benefits	—	2	2,551	—	—	—	—	—	2,553
Purchase of 204,188 treasury shares	—	—	—	—	—	—	—	(4,770)	(4,770)
Reclassification of restricted stock in conjunction with the adoption of FAS 123(R)	—	—	(3,013)	—	—	3,013	—	—	—
Issuance of 347,179 shares of restricted stock	—	3	(3)	—	—	—	—	—	—
Forfeiture of 9,250 shares of restricted stock	—	—	120	—	—	—	—	(120)	—
Stock-based compensation expense	—	—	2,547	—	—	—	—	—	2,547
Comprehensive income
Net income	—	—	—	—	17,746	—	—	—	17,746
Net increase in fair value of securities classified as available-for-sale, net of income taxes and reclassification adjustments	—	—	—	—	—	—	1,333	—	1,333

Total comprehensive income									19,079

Balance, December 31, 2006	—	255	200,797	—	97,807	—	(6,273)	(5,344)	287,242
Cash dividends declared ($11.84 per share) on preferred stock	—	—	—	—	(204)	—	—	—	(204)
Cash dividends declared ($0.52 per share) on common stock	—	—	—	—	(13,418)	—	—	—	(13,418)
Issuance of 17,250 shares of preferred stock, net of issuance costs	—	—	41,441	—	—	—	—	—	41,441
Issuance of 3,680,725 shares of stock upon acquisition	—	37	54,953	—	—	—	—	—	54,990
Issuance of common stock upon exercise of 36,443 stock options, net of tax benefits	—	—	429	—	—	—	—	—	429
Purchase of 661,500 treasury shares	—	—	—	—	—	—	—	(9,392)	(9,392)
Issuance of 59,700 shares of restricted stock	—	1	(1)	—	—	—	—	—	—
Stock-based compensation expense	—	—	3,143	—	—	—	—	—	3,143
Comprehensive income
Net income	—	—	—	—	18,577	—	—	—	18,577
Net decrease in fair value of securities classified as available-for-sale, net of income taxes and reclassification adjustments	—	—	—	—	—	—	(7,644)	—	(7,644)

Total comprehensive income									10,933

Balance, December 31, 2007	—	293	300,762	—	102,762	—	(13,917)	(14,736)	375,164
Cash dividends declared ($193.75 per share) on preferred stock	—	—	—	—	(3,342)	—	—	—	(3,342)
Cash dividends declared ($0.26 per share) on common stock	—	—	—	—	(7,404)	—	—	—	(7,404)
Issuance of 84,784 shares of preferred stock	1	—	79,554	—	—	—	—	—	79,555
Issuance of warrant to purchase 4,282,020 shares of common stock	—	—	—	5,229	—	—	—	—	5,229
Issuance of common stock upon exercise of 16,500 stock options, net of tax benefits	—	—	178	—	—	—	—	—	178
Issuance of 24,168 shares of common stock to employee stock purchase plan	—	—	35	—	—	—	—	—	35
Issuance of 278,324 shares of restricted stock	—	3	(3)	—	—	—	—	—	—
Accreted discount on preferred stock	—	—	68	—	(68)	—	—	—	—
Stock-based compensation expense	—	—	2,897	—	—	—	—	—	2,897
Comprehensive income
Net loss	—	—	—	—	(158,273)	—	—	—	(158,273)
Prior service cost resulting from the application of SFAS No. 87, net of income taxes	—	—	—	—	—	—	(433)	—	(433)
Net decrease in the projected benefit obligation, net of income taxes	—	—	—	—	—	—	(240)	—	(240)
Net increase in fair value of securities classified as available-for-sale, net of income taxes and reclassification adjustments	—	—	—	—	—	—	12,468	—	12,468

Total comprehensive loss									(146,478)

Balance, December 31, 2008	$1	$296	$383,491	$5,229	$(66,325)	$—	$(2,122)	$(14,736)	$305,834

See accompanying notes to consolidated financial statements.

MIDWEST BANC HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2008	2007	2006
	(In thousands)

Cash flows from operating activities
Net (loss) income	$(158,273)	$18,577	$17,746
Adjustments to reconcile net (loss) income to net cash provided by operating activities
Depreciation	4,206	3,288	2,546
Provision for loan losses	71,765	4,891	12,050
Amortization of other intangibles and purchase accounting adjustments	989	912	933
Goodwill impairment charge	80,000	—	—
Proceeds from sales of trading securities, net	—	—	624
Amortization of premiums and discounts on securities, net	630	819	832
Realized loss(gain) on sales of securities	16,596	(32)	153
Impairment loss on securities	65,387	—	—
Net gain on sales of trading securities	—	—	(624)
Net gain on sales of mortgage loans	—	(443)	(760)
Originations of loans held for sale	—	(40,800)	(61,163)
Proceeds from sales of loans held for sale	—	43,915	61,163
Loss on sale of loans	75	—	—
Gain on sale of property	(15,196)	—	—
Loss of early extinguishment of debt	7,121	—	—
Increase in cash surrender value of life insurance	(3,509)	(3,063)	(2,394)
Deferred income taxes	(43,757)	(323)	5,373
Loss on sale of other real estate, net	222	12	—
Amortization of unearned stock based compensation	2,897	3,085	2,501
Change in other assets	(12,122)	7,602	(15,943)
Change in other liabilities	(15)	(14,569)	10,978

Net cash provided by operating activities	17,016	23,871	34,015

Cash flows from investing activities
Sales of securities available-for-sale	108,770	189,495	101,730
Redemption of Federal Reserve Bank and Federal Home Loan Bank stock	1,000	499	1,427
Sales of securities held-to maturity	4,262	2,039	—
Maturities of securities available-for-sale	137,725	93,571	16,500
Principal payments on securities available-for-sale	50,875	69,254	77,164
Purchases of securities available-for-sale	(270,533)	(428,468)	(80,771)
Purchases of Federal Reserve Bank and Federal Home Loan Bank stock	(4,974)	(3,128)	(8,931)
Maturities of securities held-to-maturity	—	430	4,435
Principal payments on securities held-to-maturity	2,966	5,665	8,829
Purchase of mortgage loans	—	(5,776)	(10,014)
Proceeds from sale of mortgages	5,789	—	—
Loan originations and principal collections, net	(103,298)	(85,378)	(98,312)
Proceeds from sale of branch property	18,259	—	4,403
Cash paid, net of cash and cash equivalents in acquisition	—	(71,658)	(41,044)
Proceeds from sale of other real estate	244	225	8,779
Investment in life insurance	—	—	(5,926)
Additions to property and equipment	(3,889)	(3,869)	(5,178)

Net cash used in investing activities	(52,804)	(237,099)	(26,909)

MIDWEST BANC HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS — (Continued)

	Year Ended December 31,
	2008	2007	2006
	(In thousands)

Cash flows from financing activities
Net (decrease) increase in deposits	(44,997)	29,324	(32,218)
Payments of junior subordinated debt owed to unconsolidated trusts	—	(15,000)	—
Proceeds from borrowings	289,600	192,500	365,000
Repayments on borrowings	(234,075)	(120,000)	(200,000)
Preferred cash dividends paid	(3,342)	(204)	—
Common cash dividends paid	(11,076)	(13,004)	(11,439)
Change in federal funds purchased and securities sold under agreements to repurchase	(66,750)	91,151	(95,729)
Issuance of common stock to employee stock purchase plan	35	—	—
Issuance of preferred stock and warrant	84,784	41,441	—
Repurchase of common stock	—	(9,392)	(4,770)
Proceeds from issuance of treasury stock under stock option plan	175	379	1,983

Net cash provided by financing activities	14,354	197,195	22,827

(Decrease) increase in cash and cash equivalents	(21,434)	(16,033)	29,933
Cash and cash equivalents at beginning of year	84,499	100,532	70,599

Cash and cash equivalents at end of year	$63,065	$84,499	$100,532

Supplemental disclosures
Cash paid during the year for:
Interest	$103,436	$109,483	$80,191
Income taxes	2,700	10,100	2,811
Dividends declared not paid	$—	$3,672	$3,258
Acquisition
Noncash assets acquired	$—	$624,270	$619,835
Liabilities assumed	—	497,622	$515,024

Net noncash assets acquired	$—	$126,648	$104,811

Cash and cash equivalents acquired	$—	$10,066	$24,363

See accompanying notes to consolidated financial statements.

MIDWEST BANC HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 —	Nature of Operations

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

Cash and Cash Equivalents:  Cash and cash equivalents include cash, deposits with other financial institutions under 90 days, and federal funds sold. The Bank is required to maintain reserve balances in cash or on deposit with the Federal Reserve Bank, based on a percentage of deposits. The total of those reserve balances was $3.0 million at December 31, 2008.

Securities:  Securities are classified as held-to-maturity when the Company has the ability and the positive intent to hold those securities to maturity. Accordingly, they are stated at cost adjusted for amortization of premiums and accretion of discounts. Securities are classified as available-for-sale when the Company may decide to sell those securities due to changes in market interest rates, liquidity needs, changes in yields or alternative investments, and for other reasons. They are carried at fair value with unrealized gains and losses, net of taxes, reported in other comprehensive income. Interest income is reported net of amortization of premium and accretion of discount. Realized gains and losses on disposition of securities available-for-sale are based on the net proceeds and the adjusted carrying amounts of the securities sold, using the specific identification method. Trading securities are carried at fair value. Realized and unrealized gains and losses on trading securities are recognized in the statement of income as they occur. No trading securities were held at December 31, 2008 or 2007. Declines in the fair value of held-to-maturity and available-for-sale securities below their cost that are deemed to be other than temporary, if any, are reflected in earnings as realized losses. In estimating other-than-temporary losses, management considers (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value.

Loans:  Loans are reported net of the allowance for loan losses and deferred fees. Impaired loans are carried at the present value of expected future cash flows or the fair value of the related collateral, if the loan is considered to be collateral dependent. Interest on loans is included in interest income over the term of the loan based upon the

MIDWEST BANC HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Allowance for Loan Losses:  The allowance for loan losses represents management’s estimate of probable credit losses inherent in the loan portfolio. Estimating the amount of the allowance for loan losses requires significant judgment and the use of estimates related to the amount and timing of expected future cash flows and collateral values on impaired loans, estimated losses on pools of homogeneous loans based on historical loss experience, and consideration of current economic trends and conditions, all of which may be susceptible to significant change. Loan losses are charged off against the allowance, while recoveries of amounts previously charged off are credited to the allowance. A provision for loan losses is charged to operations based on management’s periodic evaluation of the factors previously mentioned, as well as other pertinent factors.

The Company’s methodology for determining the allowance for loan losses represents an estimation pursuant to Statement of Financial Accounting Standards (“SFAS”) No. 5, “Accounting for Contingencies,” and SFAS No. 114, “Accounting by Creditors for Impairment of a Loan.” The allowance reflects expected losses resulting from analyses developed through specific credit allocations for individual loans and historical loss experience for each loan category. The specific credit allocations are based on regular analyses of all loans over $300,000 where the internal credit rating is at or below a predetermined classification. These analyses involve a high degree of judgment in estimating the amount of loss associated with specific loans, including estimating the amount and timing of future cash flows and collateral values. The allowance for loan losses also includes consideration of concentrations and changes in portfolio mix and volume, and other qualitative factors. In addition, regulatory agencies, as an integral part of their examinations, may require the Company to make additions to the allowance based on their judgment about information available to them at the time of their examinations.

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

Premises and Equipment:  Premises and equipment are stated at cost, less accumulated depreciation and amortization. Provisions for depreciation and amortization, included in operating expenses, are computed on the straight-line method over the estimated useful lives of the assets ranging from three to thirty-nine years. The cost of maintenance and repairs is charged to income as incurred; significant improvements are capitalized.

MIDWEST BANC HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Goodwill:  Goodwill results from business acquisitions and represents the excess of the purchase price over the fair value of acquired net tangible assets and identifiable intangible assets. Goodwill is not amortized but assessed at least annually, at September 30, for impairment, and any such impairment is recognized in the period it is identified.

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

Comprehensive Income:  Comprehensive income includes both net income and other comprehensive income elements, including the change in unrealized gains and losses on securities available-for-sale as well as the prior service cost and unrealized gains and losses related to the projected benefit obligation of the Supplemental Executive Retirement plan, net of tax.

MIDWEST BANC HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Earnings Per Common Share:  Basic earnings per common share is net income available to common stockholders divided by the weighted average number of common shares outstanding during the period. Diluted earnings per common share includes the dilutive effect of additional potential common shares issuable under stock options, the warrant, and restricted stock awards as well as under the “if converted” method for the noncumulative redeemable convertible perpetual preferred stock. Earnings and dividends per share are restated for all stock splits and dividends through the date of issue of the financial statements.

Dividend Restriction:  Banking regulations require the Company and the Bank to maintain certain capital levels and may limit the dividends paid by the Bank to the Company or by the Company to stockholders. The Company will only be able to pay dividends with the approval of the U.S. Treasury Department.

Reclassifications:  Certain items in the prior year financial statements were reclassified to conform to the current year’s presentation. Such reclassifications had no effect on net income.

Accounting Pronouncements:

In June 2006, the FASB released FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarifies the accounting and reporting for uncertainties in the application of income tax laws, providing a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of income tax positions taken or expected to be taken in income tax returns. The Company’s adoption of FIN 48 on January 1, 2007 did not have a material impact on the Company’s consolidated financial position and results of operations. See Note 22 — Income Taxes for more details.

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

The Company adopted SFAS No. 157, “Fair Value Measurements,” on January 1, 2008, which defines fair value, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements. SFAS No. 157 applies to other accounting pronouncements that require or permit fair value measurements where the FASB had previously concluded in those pronouncements that fair value is the relevant measurement attribute. Accordingly, SFAS No. 157 does not require any new financial assets or liabilities to be measured at fair value. In February 2008, FASB issued FASB Staff Position (“FSP”) No. FAS 157-2, “Effective Date of FASB Statement No. 157.” This FSP delays the effective dates of SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value on a recurring basis (at least annually) to fiscal years beginning after November 15, 2008. In October 2008, the FASB issued Staff Position 157-3, “Determining the Fair Value of a Financial Asset in a Market That Is Not Active” (“FSP No. 157-3”), which clarifies the application of SFAS No. 157 in an inactive market and provides an illustrative example to demonstrate how the fair value of a financial asset is to be determined when the market for that financial asset is not active. FSP No. 157-3 became effective for the Company’s interim financial statements as of September 30, 2008 and did not significantly impact the methods by which the Company determines the fair values of its financial assets. The adoption of SFAS No. 157 did not have a material effect on the Company’s results of operations or consolidated financial position. See Note 17 — Fair Value for more information.

MIDWEST BANC HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In December 2007, FASB issued SFAS No. 141(R), “Business Combinations,” which replaces the current standard on business combinations, modifies the accounting for business combinations and requires, with limited exceptions, the acquirer in a business combination to recognize all of the assets acquired, liabilities assumed, and any noncontrolling interests in the acquiree at the acquisition-date, at fair value. SFAS No. 141(R) also requires certain contingent assets and liabilities acquired as well as contingent consideration to be recognized at fair value. In addition, the statement requires payments to third parties for consulting, legal, audit, and similar services associated with an acquisition to be recognized as expenses when incurred rather than capitalized as part of the cost of the acquisition. SFAS No. 141(R) is effective for fiscal years beginning on or after December 15, 2008 and early adoption is not permitted.

In June 2008, the FASB ratified the consensus reached by the Emerging Issues Task Force (“EITF”) on Issue No. 07-5, “Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock” (“EITF No. 07-5”). EITF No. 07-5 provides guidance for determining whether an equity-linked financial instrument (or embedded feature) is indexed to an entity’s own stock. EITF No. 07-5 applies to any freestanding financial instrument or embedded feature that has all of the characteristics of a derivative or freestanding instrument that is potentially settled in an entity’s own stock (with the exception of share-based payment awards within the scope of SFAS 123(R)). To meet the definition of “indexed to own stock,” an instrument’s contingent exercise provisions must not be based on (a) an observable market, other than the market for the issuer’s stock (if applicable), or (b) an observable index, other than an index calculated or measured solely by reference to the issuer’s own operations, and the variables that could affect the settlement amount must be inputs to the fair value of a “fixed-for-fixed” forward or option on equity shares. EITF No. 07-5 is effective for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The Company does not anticipate a material effect on its results of operations or consolidated financial position from adopting EITF No. 07-5.

In December 2008, the FASB issued FASB Staff Position FAS 140-4 and FIN 46(R)-8, “Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities” (“FSP No. FAS 140-4 and FIN 46(R)-8”). FSP No. FAS 140-4 and FIN 46(R)-8 amends SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities” and FIN No. 46, “Consolidation of Variable Interest Entities,” requiring additional disclosures about transfers of financial assets and the involvement with variable interest entities. These additional disclosures are intended to provide greater transparency about a transferor’s continuing involvement with transferred assets and variable interest entities. FSP No. FAS 140-4 and FIN 46(R)-8 is effective for fiscal years ending after December 15, 2008. The adoption of FSP No. FAS 140-4 and FIN 46(R)-8 did not have a material effect on the Company’s results of operations or consolidated financial position.

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

MIDWEST BANC HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The excess of purchase price over the fair value of net assets acquired was recorded as goodwill, which is not deductible for tax purposes. The purchase price allocation was finalized in the third quarter of 2008. The results of operations of Northwest Suburban have been included in the Company’s results of operations since October 1, 2007, the date of acquisition.

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

MIDWEST BANC HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following are the assets acquired and liabilities assumed from Northwest Suburban at October 1, 2007, including the adjustments made to record the transaction and to adjust the assets and liabilities to their estimated fair values.

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

The following are the unaudited pro forma consolidated results of operations of the Company for the years ended December 31, 2007 and 2006 as though Northwest Suburban and Royal American had been acquired as of January 1, 2006.

	2007	2006
	(In thousands, except per share data)

Net interest income	$96,429	$106,061
Net income	16,983	20,386
Basic earnings per share	0.60	0.72
Diluted earnings per share	0.60	0.71

Included in the pro forma results of operations for the years ended December 31, 2007 and 2006 were merger-related expenses, primarily change-in-control and severance payments, investment banker, legal and audit fees, net of tax of $4.3 million and $6.8 million, respectively.

MIDWEST BANC HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 4 —	Securities

The amortized cost and fair value of securities available-for-sale and held-to-maturity are as follows:

	December 31, 2008
		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
	(In thousands)

Securities available-for-sale
Obligations of U.S. Treasury and U.S. government-sponsored entities(1)	$263,483	$1,952	$—	$265,435
Obligations of states and political subdivisions	57,309	241	(886)	56,664
Mortgage-backed securities(1)(2)	281,592	3,363	(1,276)	283,679
Equity securities(3)	2,749	—	(1,819)	930
Corporate and other debt securities	19,176	—	(3,935)	15,241

Total securities available-for-sale	$624,309	$5,556	$(7,916)	$621,949

Securities held-to-maturity
Obligations of states and political subdivisions	$1,251	$12	$—	$1,263
Mortgage-backed securities(1)(2)	29,016	138	(30)	29,124

Total securities held-to-maturity	$30,267	$150	$(30)	$30,387

(1)	Includes obligations of the Federal Home Loan Mortgage Corporation (FHLMC) and Federal National Mortgage Association (FNMA).

(2)	Includes obligations of the Government National Mortgage Association (GNMA).

(3)	Includes issues from government-sponsored entities (FNMA and FHLMC).

	December 31, 2007
		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
	(In thousands)

Securities available-for-sale
Obligations of U.S. government-sponsored entities(1)	$181,983	$1,630	$—	$183,613
Obligations of states and political subdivisions	60,985	550	(135)	61,400
Mortgage-backed securities(1)(2)	383,633	58	(4,651)	379,040
Equity securities(3)	85,139	—	(19,160)	65,979
Corporate and other debt securities	22,095	—	(1,246)	20,849

Total securities available-for-sale	$733,835	$2,238	$(25,192)	$710,881

Securities held-to-maturity
Obligations of states and political subdivisions	$1,254	$14	$—	$1,268
Mortgage-backed securities(1)(2)	36,347	8	(711)	35,644

Total securities held-to-maturity	$37,601	$22	$(711)	$36,912

(1)	Includes obligations of the FHLMC and FNMA.

MIDWEST BANC HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(2)	Includes obligations of the GNMA.

(3)	Includes issues from government-sponsored entities (FNMA and FHLMC).

The following is a summary of the fair value of securities held-to-maturity and available-for-sale with unrealized losses and the time period of those unrealized losses:

	December 31, 2008
	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(In thousands)

Securities available-for-sale
Obligations of states and political subdivisions	$34,293	$(886)	$—	$—	$34,293	$(886)
Mortgage-backed securities
U.S. government-sponsored entities(1)	60,117	(198)	39,778	(1,078)	99,895	(1,276)
Equity securities(2)	899	(1,819)	—	—	899	(1,819)
Corporate and other debt securities	3,746	(287)	11,495	(3,648)	15,241	(3,935)

Total securities available-for-sale	99,055	(3,190)	51,273	(4,726)	150,328	(7,916)

Securities held-to-maturity
Obligations of states and political subdivisions	250	—	—	—	250	—
Mortgage-backed securities
U.S. government-sponsored entities(1)	—	—	20,521	(30)	20,521	(30)

Total securities held-to-maturity	250	—	20,521	(30)	20,771	(30)

Total temporarily impaired securities	$99,305	$(3,190)	$71,794	$(4,756)	$171,099	$(7,946)

(1)	Includes obligations of the FHLMC and FNMA.

(2)	Includes issues from government-sponsored entities (FNMA and FHLMC).

MIDWEST BANC HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	December 31, 2007
	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(In thousands)

Securities available-for-sale
Obligations of states and political subdivisions	$5,121	$(35)	$9,900	$(100)	$15,021	$(135)
Mortgage-backed securities
U.S. government-sponsored entities(1)	39,127	(182)	331,054	(4,469)	370,181	(4,651)
Equity securities(2)	65,979	(19,160)	—	—	65,979	(19,160)
Corporate and other debt securities	10,479	(603)	10,370	(643)	20,849	(1,246)

Total securities available-for-sale	120,706	(19,980)	351,324	(5,212)	472,030	(25,192)

Securities held-to-maturity
Mortgage-backed securities
U.S. government agencies(3)	—	—	8,105	(54)	8,105	(54)
U.S. government-sponsored entities(1)	—	—	26,394	(657)	26,394	(657)

Total securities held-to-maturity	—	—	34,499	(711)	34,499	(711)

Total temporarily impaired securities	$120,706	$(19,980)	$385,823	$(5,923)	$506,529	$(25,903)

(1)	Includes obligations of the FHLMC and FNMA.

(2)	Includes issues from government-sponsored entities (FNMA and FHLMC).

(3)	Includes obligations of the GNMA.

The unrealized loss on available-for-sale securities is included, net of tax, in other comprehensive loss on the consolidated balance sheets. Management does not believe any individual unrealized loss as of December 31, 2008, identified in the preceding table, represents other-than-temporary impairment. These unrealized losses are primarily attributable to the current credit environment and turmoil in the market for securities related to the housing industry. The Company has both the intent and ability to hold each of the securities shown in the table for the time necessary to recover its amortized cost.

•	The unrealized loss for U.S. government-sponsored entities’ mortgage-backed securities relate primarily to debt securities issued by FNMA and FHLMC. Each of these securities has a stated maturity date. FNMA has an issuer rating of Aaa by Moody’s and a long-term issuer default rating of AAA by Fitch. FHLMC has senior secured and unsecured debt ratings of Aaa by Moody’s and a long-term issuer default rating of AAA by Fitch. These mortgage-backed securities are notes with a weighted average maturity of approximately 26 years and a weighted average interest rate of 4.06%.

•	The unrealized losses on corporate and other debt securities relate to securities which were rated A- or better by either Moody’s or S&P as of December 31, 2008. These debt securities have a weighted average maturity of approximately 19 years and a weighted average interest rate of 3.35%.

MIDWEST BANC HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company recognized an other-than-temporary impairment charge of $17.6 million at March 31, 2008 on certain FNMA and FHLMC preferred equity securities with a cost basis of $85.1 million. In September 2008, the Company sold $16.9 million of the remaining $67.5 million recognizing a $16.7 million loss. The Company recognized an additional other-than-temporary impairment charge of $47.8 million at September 30, 2008 on the remaining securities and thereby reduced the amortized cost to their fair value of $2.7 million. Management believes this impairment was primarily attributable to economic conditions at that time, FNMA and FHLMC being placed into the Federal Housing Finance Agency’s conservatorship and the discontinued dividend payments. Since recovery did not appear likely in the near future, the Company recognized the impairment losses.

Securities with an approximate carrying value of $623.7 million and $600.2 million at December 31, 2008 and 2007 were pledged to secure public deposits, borrowings, and for other purposes as required or permitted by law. Included in securities pledged at December 31, 2008 and 2007 are $113.5 million and $183.9 million, respectively, which have been pledged for FHLB borrowings.

The amortized cost and fair value of securities by contractual maturity at December 31, 2008 are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized
	Cost	Fair Value
	(In thousands)

Securities available-for-sale
Due in one year or less	$8,243	$8,369
Due after one year through five years	63,791	64,497
Due after five years through ten years	244,611	244,228
Due after ten years	23,323	20,246

	339,968	337,340
Mortgage-backed securities	281,592	283,679

Total debt securities	621,560	621,019
Equity securities	2,749	930

Total securities available-for-sale	$624,309	$621,949

Securities held-to-maturity
Due in one year or less	$—	$—
Due after one year through five years	451	455
Due after five years through ten years	800	808

	1,251	1,263
Mortgage-backed securities	29,016	29,124

Total securities held-to-maturity	$30,267	$30,387

MIDWEST BANC HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Proceeds from sales of securities available-for-sale and the realized gross gains and losses are as follows:

	Year Ended December 31,
	2008	2007	2006
	(In thousands)

Proceeds from sales	$108,770	$189,495	$101,730

Gross realized gains	$325	$893	$341
Gross realized losses	(17,111)	(831)	(494)

Net gains (losses) on securities transactions	$(16,786)	$62	$(153)

As permitted under SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” certain securities held-to-maturity, where a substantial portion of their principal outstanding was collected and had a carrying value of $4.3 million were sold in 2008 at a gain of $151,000 and securities held-to-maturity with a carrying value of $2.1 million were sold in 2007 at a loss of $30,000. These securities had paid down to less than 15% of their original face value.

Note 5 —	Loans

Major classifications of loans are summarized as follows:

	December 31,
	2008		2007(1)
		% of Gross		% of Gross
	Amount	Loans	Amount	Loans
	(Dollars in thousands)

Commercial	$1,090,078	43.3%	$1,079,631	43.6%
Construction	366,178	14.6	464,583	18.8
Commercial real estate	729,729	29.1	627,928	25.4
Home equity	194,673	7.8	142,158	5.8
Other consumer	6,332	0.3	10,689	0.4
Residential mortgage	123,161	4.9	149,703	6.0

Total loans, gross	2,510,151	100.0%	2,474,692	100.0%
Net deferred fees	(392)		(365)

Total loans,net	$2,509,759		$2,474,327

(1)	Amounts have been reclassified to conform to current period presentation.

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

MIDWEST BANC HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company reclassified $5.0 million and $1.9 million in overdraft deposits to loans as of December 31, 2008 and 2007, respectively.

Statement of Position 03-3, “Accounting for Certain Loans or Debt Securities Acquired in a Transfer” (“SOP 03-3”) addresses accounting for differences between contractual cash flows and cash flows expected to be collected from an investor’s initial investment in loans or debt securities acquired in a transfer if those differences are attributable, at least in part, to credit quality. It includes loans acquired in purchase business combinations and applies to all nongovernmental entities. SOP 03-3 does not apply to loans originated by the Company. The Company’s assessment of loans acquired in the acquisition of Northwest Suburban as of October 1, 2007 identified $5.9 million in acquired loans to which the application of the provisions of SOP 03-3 was required. As a result of the application of SOP 03-3, the Company recorded purchase accounting adjustments reflecting a reduction in loans of $2.0 million related to acquired impaired loans, thus reducing the carrying value of these loans to $3.9 million as of December 31, 2007. The carrying value of these loans was $778,000 as of December 31, 2008, and there continues to be no allowance for loan losses regarding these loans. The Company does not consider prepayments in the determination of contractual or expected cash flows.

The following is the carrying value by source of repayment category for loans subject to SOP 03-3:

	December 31,	December 31,
	2008	2007
	(In thousands)

Commercial	$531	$726
Construction	—	211
Commercial real estate	—	2,736
Residential mortgage	247	260

Total carrying value	$778	$3,933

The following is a summary of changes in the accretable yield for the year ended December 31, 2008 and 2007:

	2008	2007
	(In thousands)

Balance at beginning of period	$249	$—
Additions	—	393
Accretion	(216)	(144)

Balance at end of period	$33	$249

The full contractual payment was received on a loan originally accounted for under SOP 03-3, and goodwill was reduced in second quarter of 2008 by the remaining fair value adjustment of that loan.

Note 6 —	Related Party Transactions

Certain executive officers, directors, and their related interests are loan customers of the Bank. These loans were made under comparable terms as for non-related parties and were determined to be arms-length transactions. A summary of loans made by the Bank to or for the benefit of directors, executive officers, and their related interests is as follows:

(In thousands)

Balance at December 31, 2007	$40,984
New loans	12,213
Repayments	(5,822)

Balance at December 31, 2008	$47,375

MIDWEST BANC HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 7 —	Allowance for Loan Losses

The following is a summary of changes in the allowance for loan losses:

	Year Ended December 31,
	2008	2007
	(In thousands)

Balance at beginning of year	$26,748	$23,229
Addition resulting from acquisition	—	2,767
Provision for loan losses	71,765	4,891
Loans charged off	(55,849)	(5,975)
Recoveries on loans previously charged off	1,768	1,836

Net loans charged off	(54,081)	(4,139)

Balance at end of year	$44,432	$26,748

A portion of the allowance for loan losses is allocated to impaired loans. Information with respect to impaired loans and the related allowance for loan losses is as follows:

	Year Ended December 31,
	2008	2007
	(In thousands)

Impaired loans for which no allowance for loan losses is allocated	$21,784	$15,490
Impaired loans with an allocation of the allowance for loan losses	43,180	43,652

Total impaired loans	$64,964	$59,142

Allowance for loan losses allocated to impaired loans	$4,546	$14,029

	Year Ended December 31,
	2008	2007
	(In thousands)

Average impaired loans	$57,058	$54,956
Interest income recognized on impaired loans on a cash basis	836	1,432

Interest payments on impaired loans are generally applied to principal, unless the loan principal is considered to be fully collectible, in which case interest is recognized on a cash basis.

Nonaccrual loans were $61.1 million and $49.2 million as of December 31, 2008 and 2007, respectively. There were no loans past due 90 days but still accruing as of December 31, 2008 and 2007. There was $11.0 million in troubled-debt restructured loans as of December 31, 2008 and none as of December 31, 2007. In order to improve the collectibility of the troubled-debt restructuring, the Company restructured the terms of the debt by lifting the forebearance agreement and lowering the interest rates including changing them from fixed to floating rates. No additional commitments were outstanding on the troubled-debt restructured loans as of December 31, 2008. These troubled-debt restructured loans were still accruing and no allowance was allocated at December 31, 2008.

MIDWEST BANC HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 8 —	Premises and Equipment

Premises and equipment are summarized as follows:

	December 31,
	2008	2007
	(In thousands)

Land and improvements	$14,456	$15,609
Buildings and improvements	33,992	35,686
Furniture and equipment	28,696	26,509

Total cost	77,144	77,804
Accumulated depreciation	(38,831)	(35,983)

Premises and equipment, net	$38,313	$41,821

On March 28, 2008, the Company sold two pieces of real property for $18.4 million creating a pre-tax gain of $15.2 million. The properties (a building with a parking lot and a second parking lot) are located in the Bucktown area of Chicago at 1601 North Milwaukee Avenue and 1617-1622 North Damen Avenue. The Company will continue to operate its existing Milwaukee Avenue branch in Bucktown through a continuing occupancy arrangement with the buyer after which it expects to relocate to a new branch in close proximity to the existing branch location in the second quarter of 2009. The Company pays $75,000 per month to rent the Milwaukee Avenue space and has vacated the Damen Avenue parking lot. The Company is responsible for one-half of the real estate taxes and the premiums for casualty and liability insurance on the Milwaukee Avenue property during the occupancy period.

Note 9 —	Goodwill and Core Deposit Intangibles

The following table presents the carrying amount and accumulated amortization of intangible assets (in thousands):

	December 31, 2008			December 31, 2007
	Gross			Gross		Net
	Carrying	Accumulated	Net Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount

Amortizing intangible assets:
Core deposit intangibles	$21,091	$(6,408)	$14,683	$21,091	$(4,047)	$17,044

The amortization of intangible assets was $2.4 million for the year ended December 31, 2008. At December 31, 2008, the projected amortization of intangible assets is $2.3 million, $2.2 million, $1.9 million, $1.8 million, $1.7 million for the years ending December 31, 2009, 2010, 2011, 2012, 2013, respectively, and $4.8 million in total for the subsequent years. The weighted average amortization period for the core deposit intangibles is approximately eight years as of December 31, 2008.

MIDWEST BANC HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table presents the changes in the carrying amount of goodwill and other intangibles during the years ended December 31, 2008 and 2007 (in thousands):

	2008		2007
		Core Deposit		Core Deposit
		and Other		and Other
	Goodwill	Intangibles	Goodwill	Intangibles

Balance at beginning of year	$160,407	$17,044	$79,488	$11,273
Addition resulting from acquisition	—	—	80,550	8,061
Impairment	(80,000)	—	—	—
Amortization	—	(2,361)	—	(1,702)
Purchase price adjustment(1)	(1,545)	—	369	—
Core deposit intangible retired(1)	—	—	—	(588)

Balance at end of year	$78,862	$14,683	$160,407	$17,044

(1)	On January 3, 2003, the Company purchased Big Foot Financial Corp. As a result of this acquisition, the Company had unrecognized tax benefits related to employee severance payments and acquisition costs. These unrecognized tax benefits were recognized in the first quarter of 2007, when the statute of limitations for Internal Revenue Service (“IRS”) audit of the final short period return closed. These unrecognized tax benefits, totaling $429,000, were credited to the core deposit intangible created as a result of the acquisition. A reversal of $283,000 in tax liability established on the date of acquisition was also credited to the core deposit intangible in the first quarter of 2007. During the third quarter of 2007, the core deposit intangible was increased by $124,000 due to an adjustment related the estimated tax liability established on the date of acquisition. Goodwill was reduced in the second quarter of 2008 by the remaining fair value adjustment of a loan accounted for under SOP 03-3 for which full contractual payment was received. Goodwill was also adjusted in the third quarter of 2008 for the final purchase price allocation for the Northwest Suburban acquisition.

Goodwill is not amortized but assessed at least annually for impairment, and any impairment recognized in the period it is identified. As of September 30, 2008, based upon the guidelines contained in SFAS No. 142, “Goodwill and Other Intangible Assets,” it was determined that the fair value of the Company’s assets and liabilities was lower than amounts recorded in the Company’s financial statements. Accordingly, the Company recognized a goodwill impairment charge of $80.0 million. Management believes this impairment was primarily attributable to the weakened economic conditions at that time as well as lower market valuations for banking institutions. The method for estimating the value of the Company included a weighted average of the discounted cash flows method, the guideline company method, and the guideline transaction methods. The Company cannot assure that it will not be required to take goodwill impairment charges in the future.

Note 10 —	Time Deposits

Interest-bearing time deposits in denominations of $100,000 and greater were $874.6 million as of December 31, 2008 and $856.6 million as of December 31, 2007. Interest expense related to deposits in denominations of $100,000 and greater was $33.9 million for 2008, $33.8 million for 2007, and $20.5 million for 2006.

MIDWEST BANC HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Certificates of deposit have scheduled maturities for the years 2009 through 2013 and thereafter as follows:

(In thousands)

2009	$1,406,407
2010	104,617
2011	38,751
2012	13,742
2013	959
Thereafter	11

$1,564,487

Note 11 —	Securities Sold Under Agreements to Repurchase

The Company has repurchase agreements with brokerage firms, which are in possession of the underlying securities. The same securities are returned to the Company at the maturity of the agreements. The following summarizes certain information relative to these borrowings:

	2008	2007
	(In thousands)

Outstanding at end of year	$297,650	$283,400
Weighted average interest rate at year end	4.29%	4.21%
Maximum amount outstanding as of any month end	$394,764	$317,118
Average amount outstanding	311,346	268,639
Approximate weighted average rate during the year	4.26%	4.21%

At December 31, 2008, securities sold under agreements to repurchase are summarized below:

			Collateral
			U.S. Government-Sponsored
			Entities Obligations and
			Mortgage-Backed
			Securities
	Repurchase	Weighted Average	Amortized
Original Term	Liability	Interest Rate	Cost	Fair Value
	(In thousands)

Over 3 years	$297,650	4.29%	$365,449	$368,714

MIDWEST BANC HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 12 —	Advances from the Federal Home Loan Bank

Advances from the Federal Home Loan Bank are summarized as follows:

	December 31, 2008
	Weighted
	Average
	Rate	Amount
	(In thousands)

Advances from the Federal Home Loan Bank due
2009	2.12%	$40,000
2010	—	—
2011	—	—
2012	—	—
2013	—	—
Thereafter	3.53	340,000

Total	3.38%	$380,000

At December 31, 2008, the majority of the Federal Home Loan Bank advances have various call provisions ranging from three months to two years. Various securities are pledged as collateral as discussed in Note 4 — Securities. In addition, the Company has collateralized the advances with a blanket lien arrangement at December 31, 2008 and 2007.

Note 13 —	Junior Subordinated Debentures

At December 31, 2008, the Company had $60.8 million in junior subordinated debentures owed to unconsolidated trusts that were formed to issue trust preferred securities. The trust preferred securities offerings were pooled private placements exempt from registration under the Securities Act pursuant to Section 4(2) thereunder. The Company has provided a full, irrevocable, and unconditional subordinated guarantee of the obligations of these trusts under the preferred securities. The Company is obligated to fund dividends on these securities before it can pay dividends on shares of its common stock and preferred stock. The Company is not deemed to have a controlling financial interest in these variable interest entities, and therefore is required to deconsolidate them.

The following table details the unconsolidated trusts and their common and trust preferred securities:

					Mandatory	Optional
		December 31,			Redemption	Redemption
Issuer	Issue Date	2008	2007	Rate	Date	Date(1)
		(In thousands)

MBHI Capital Trust III	December 19, 2003	$9,279	$9,279	LIBOR+3.00%	December 30, 2033	December 30, 2008
MBHI Capital Trust IV	December 19, 2003	10,310	10,310	LIBOR+2.85%	January 23, 2034	January 23, 2009
MBHI Capital Trust V	June 7, 2005	20,619	20,619	LIBOR+1.77%	June 15, 2035	June 15, 2010
Royal Capital Trust I	April 30, 2004	10,310	10,310	6.62% until July	July 23, 2034	July 23, 2009
				23, 2009; then
				LIBOR+2.75%
Unamortized purchase accounting adjustment		(37)	(104)
Northwest Suburban Capital Trust I	May 18, 2004	10,310	10,310	LIBOR+2.70%	July 23, 2034	July 23, 2009

Total		$60,791	$60,724

(1)	Redeemable at option of the Company.

MIDWEST BANC HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company acquired $10.3 million in junior subordinated debentures at LIBOR plus 2.70% through the acquisition of Northwest Suburban effective October 1, 2007 and redeemed $15.5 million in junior subordinated debentures at LIBOR plus 3.45% on November 7, 2007.

Note 14 —	Credit Agreements

The Company’s credit agreements with a correspondent bank at December 31, 2008 consisted of a revolving line of credit, a term note loan, and a subordinated debenture in the amounts of $8.6 million, $55.0 million, and $15.0 million, respectively.

The revolving line of credit has a maximum availability of $25.0 million, $16.4 million available at December 31, 2008, an interest rate of one-month LIBOR plus 155 basis points, and matures on April 3, 2009. During the fourth quarter of 2007, the Company utilized the proceeds from a $75.0 million term note loan to pay for the cash requirements of the Northwest Suburban acquisition. On March 31, 2008, the Company converted $15.0 million of this term note into subordinated debt and further reduced the remaining term note balance to $55.0 million. The resulting term note had an interest rate of one-month LIBOR plus 155 basis points at December 31, 2008 and matures on September 28, 2010. The subordinated debt had an interest rate of one-month LIBOR plus 350 basis points at December 31, 2008, matures on March 31, 2018, and qualifies as Tier 2 capital.

The revolving line of credit and term note included the following covenants at December 31, 2008: (1) the Bank must not have nonperforming loans (loans on nonaccrual status and 90 days or more past due and troubled-debt restructured loans) in excess of 3.00% of total loans, (2) the Bank must report a quarterly profit, excluding charges related to acquisitions, and (3) the Bank must remain well capitalized. The Company was in compliance with these debt covenants at December 31, 2008.

As a result of the effects of recent economic conditions, the increase in nonperforming assets, and the impairment charges on goodwill and the FNMA and FHLMC preferred securities, the Company sought covenant waivers on two occasions since December 31, 2007. First, the lender waived a covenant violation in the first quarter of 2008 resulting from the Company’s net loss recognized in that period. Second, the lender waived a covenant violation in the third quarter of 2008 resulting from the Company’s net loss recognized in that period, contingent upon the Company making accelerated principal payments under the aforementioned term loan agreement in the amounts and on or prior to the dates shown below:

July 1, 2009 — $5.0 million

October 1, 2009 — $5.0 million

January 4, 2010 — $5.0 million

Previously, no principal payments were due under the term loan agreement until the final maturity date of September 28, 2010. The waiver further provides that if the Company raises $15.0 million in new capital pursuant to an offering of common or convertible preferred stock, then the Company shall not be obligated to make any of the accelerated principal payments specified above that fall due after the date on which the Company receives such $15.0 million in new capital until the final maturity date of September 28, 2010. The Company has the capacity to satisfy all payment obligations outlined above.

In the event the lender declares the Company to be in default of any covenants, the Company has 30 days to cure the default, or the correspondent bank could, at its option, call the term note and any amounts outstanding on the revolving line of credit due and payable or increase the rate on those loans by 300 basis points.

Note 15 —	Preferred Stock and Warrant

Series T In December 2008, the Company raised $84.8 million in new equity through an offering of 84,784 shares of Series T fixed rate cumulative perpetual preferred stock and issued a warrant to purchase

MIDWEST BANC HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

4,282,020 shares of common stock at $2.97 per share to the U.S. Treasury Department (“Treasury”) under the Troubled Assets Relief Program (“TARP”) Capital Purchase Program. The Series T preferred stock has a cumulative dividend rate of 5.00% per annum of the stated liquidation preference for five years and increases to 9.00% thereafter.

The Series T preferred stock qualifies as Tier 1 capital. The Company may redeem the Series T preferred stock at its liquidation preference ($1,000 per share) plus accrued and unpaid dividends under the American Recovery and Reinvestment Act of 2009, subject to the Treasury’s consultation with the Company’s appropriate federal regulator.

Prior to the third anniversary of the Treasury’s purchase of the Series T preferred stock, unless the preferred stock has been redeemed or the Treasury has transferred all of the Series T preferred stock to third parties, the consent of the Treasury will be required for the Company to (i) pay any dividend on its common stock or (ii) repurchase its common stock or other equity or capital securities, including trust preferred securities, other than in connection with benefit plans consistent with past practice and certain other circumstances specified in the Purchase Agreement. The Series T preferred stock will be non-voting except for the class voting rights on matters that would adversely affect the rights of the holders of the Series T preferred stock.

Warrant The warrant has a 10-year term and is immediately exercisable upon its issuance, with an initial per share exercise price of $2.97. The warrant provides for the adjustment of the exercise price and the number of shares of common stock issuable upon exercise pursuant to customary anti-dilution provisions, such as upon stock splits or distributions of securities or other assets to holders of common stock, and upon certain issuances of common stock at or below a specified price relative to the initial exercise price. If the Company receives aggregate gross cash proceeds of not less than $84.784 million from qualified equity offerings on or prior to December 31, 2009, the number of shares of common stock issuable pursuant to Treasury’s exercise of the warrant will be reduced by one half of the original number of shares, taking into account all adjustments, underlying the warrant.

Series A In December 2007, the Company raised $41.4 million in new equity capital, net of issuance costs, through an offering of 1,725,000 depositary shares each representing 1/100th of a share of its Series A noncumulative redeemable convertible perpetual preferred stock, at $25.00 per depositary share. The depositary shares have a dividend rate of 7.75% per annum of the stated liquidation preference, which is initially equivalent to $1.937500 per year and $0.484375 per quarter per depositary share. Dividends are noncumulative and are payable if, when and as declared by the Company’s board of directors.

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

Note 16 —	Capital Requirements

The Company and the Bank are subject to regulatory capital requirements administered by the federal banking agencies. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, banks must

MIDWEST BANC HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

meet specific capital guidelines that involve quantitative measures of assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. Prompt corrective action provisions are not applicable to bank holding companies.

Quantitative measures established by regulation to ensure capital adequacy require banks and bank holding companies to maintain minimum amounts and ratios of total and Tier 1 capital to risk-weighted assets and Tier 1 capital to average assets. If a bank does not meet these minimum capital requirements, as defined, bank regulators can initiate certain actions that could have a direct material effect on the bank’s financial statements. Management believes that, as of December 31, 2008 and 2007, the Company and the Bank met all capital adequacy requirements to which they were subject.

As of December 31, 2008, the most recent Federal Deposit Insurance Corporation notification categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the institution’s categories. To be categorized as well capitalized, banks must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios.

The risk-based capital information for the Company is as follows:

	December 31,	December 31,
	2008	2007
	(In thousands)

Risk-weighted assets	$2,878,087	$2,811,423
Average assets	3,590,313	3,721,444
Capital components:
Stockholders’ equity	$305,834	$375,164
Plus: Guaranteed trust preferred securities	59,000	59,000
Less: Core deposit and other intangibles, net	(14,683)	(17,044)
Less: Goodwill	(78,862)	(160,407)
Less: Disallowed deferred tax assets	(32,748)	—
Plus: Unrealized losses on securities, net of tax	1,449	13,917
Less: Unrealized losses on equity securities, net of tax	(1,117)	(11,768)

Tier I capital	238,873	258,862
Allowance for loan losses	44,432	26,748
Reserve for unfunded commitments	1,068	233
Disallowed allowance for loan losses	(9,406)	—
Qualifying subordinated debt	15,000	—

Total risk-based capital	$289,967	$285,843

MIDWEST BANC HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The actual capital amounts and ratios for the Company and the Bank are presented in the following table:

			Minimum Required
			For Capital		To Be Well
	Actual		Adequacy Purposes		Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)

As of December 31, 2008
Total Capital (to risk-weighted assets)
Company	$289,967	10.1%	$230,247	8.0%	n/a	n/a
Bank	301,993	10.5	229,244	8.0	286,555	10.0
Tier 1 Capital (to risk-weighted assets)
Company	238,873	8.3	115,123	4.0	n/a	n/a
Bank	236,054	8.2	114,622	4.0	171,933	6.0
Tier 1 Capital (to average assets)
Company	238,873	6.7	143,613	4.0	n/a	n/a
Bank	236,054	6.6	143,000	4.0	178,750	5.0
As of December 31, 2007
Total Capital (to risk-weighted assets)
Company	$285,843	10.2%	$224,814	8.0%	n/a	n/a
Bank	351,352	12.6	223,959	8.0	279,949	10.0
Tier 1 Capital (to risk-weighted assets)
Company	258,862	9.2	112,457	4.0	n/a	n/a
Bank	324,370	11.6	111,980	4.0	167,969	6.0
Tier 1 Capital (to average assets)
Company	258,862	7.0	148,858	4.0	n/a	n/a
Bank	324,370	8.7	148,407	4.0	185,508	5.0

Note 17 —	Fair Value of Financial Instruments

The Company adopted SFAS No. 157, “Fair Value Measurement,” on January 1, 2008. SFAS No. 157 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between willing market participants on the measurement date. SFAS No. 157 also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair value:

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

The Company’s available-for-sale investment securities are the only financial assets that are measured at fair value on a recurring basis; it does not hold any financial liabilities that are measured at fair value on a recurring basis. The fair values of available-for-sale securities are determined by obtaining either quoted prices on nationally

MIDWEST BANC HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

recognized securities exchanges or matrix pricing, which is a mathematical technique used widely in the industry to value debt securities without relying exclusively on quoted prices for the specific securities but rather by relying on these securities’ relationship to other benchmark quoted securities. If quoted prices or matrix pricing are not available, the fair value is determined by an adjusted price for similar securities including unobservable inputs. The fair values of the available-for-sale securities were measured at December 31, 2008 using the following:

	Total	Quoted Prices or	Significant	Significant
	Fair Value	Identical Assets in	Other Observable	Unobservable
	at December 31,	Active Markets	Inputs	Inputs
	2008	(Level 1)	(Level 2)	(Level 3)
(In thousands)

Assets:
Available-for-sale securities	$621,949	$930	$612,586	$8,433

The following is a summary of changes in the fair value of the available-for-sale securities that were measured using significant unobservable inputs for the year ended December 31, 2008:

(In thousands)

Beginning balance	$10,479
Paydowns received	(35)
Total gains or losses (realized/unrealized):
Included in earnings	—
Included in other comprehensive income	(2,011)

Ending balance	$8,433

The Company’s impaired loans that are measured using the fair value of the underlying collateral are measured on a non-recurring basis. Once a loan is identified as individually impaired, management measures impairment in accordance with SFAS No. 114, “Accounting by Creditors for Impairment of a Loan.” At December 31, 2008, $41.3 million of the total impaired loans were evaluated based on the fair value of the collateral. The fair value of the collateral is determined by obtaining an observable market price or by obtaining an appraised value with management applying selling and other discounts to the underlying collateral value. If an appraised value is not available, the fair value of the impaired loan is determined by an adjusted appraised value including unobservable cash flows.

At December 31, 2008, the fair values of the impaired loans based on the fair value of the collateral were measured using the following:

		Quoted Prices or	Significant	Significant
		Identical Assets in	Other Observable	Unobservable
	December 31,	Active Markets	Inputs	Inputs
	2008	(Level 1)	(Level 2)	(Level 3)
(In thousands)

Assets:
Impaired loans	$37,098	$—	$—	$37,098

Loans which are measured for impairment using the fair value of collateral for collateral dependent loans, had a gross carrying amount of $41.3 million, with an associated valuation allowance of $4.2 million for a fair value of $37.1 million at December 31, 2008. The provision for loan losses for the year ended December 31, 2008, included $39.0 million of specific allowance allocations for impaired loans.

The fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. The methods and assumptions used to determine fair values for each class of financial instrument are presented below.

MIDWEST BANC HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The carrying amount is equivalent to the estimated fair value for cash and cash equivalents, federal funds purchased, Federal Reserve Bank and Federal Home Loan Bank stock, accrued interest receivable and payable, due from and to broker, noninterest-bearing deposits, short-term borrowings, and variable rate loans, interest-bearing deposits, or notes payable that reprice frequently and fully. The fair values of securities are determined by obtaining either quoted prices on nationally recognized securities exchanges or matrix pricing. For fixed rate loans or deposits and for variable rate loans or deposits with infrequent repricing or repricing limits, and securities sold under agreements to repurchase, fair value is based on discounted cash flows using current market rates applied to the estimated life and credit risk. Fair values for impaired loans are estimated using discounted cash flow analysis or underlying collateral values. The fair value of fixed rate debt is based on current rates for similar financing. The fair value of off-balance-sheet items, loan commitments, is not material.

The estimated fair values of the Company’s financial instruments were as follows:

	December 31,
	2008		2007
	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value
	(In thousands)

Financial assets
Cash and cash equivalents	$63,065	$63,065	$84,499	$84,499
Securities available-for-sale	621,949	621,949	710,881	710,881
Securities held-to-maturity	30,267	30,387	37,601	36,912
Federal Reserve Bank and Federal Home Loan Bank stock	31,698	31,698	29,264	29,264
Loans, net of allowance for loan losses	2,465,327	2,485,011	2,447,579	2,452,466
Accrued interest receivable	13,302	13,302	14,519	14,519
Financial liabilities
Deposits
Noninterest-bearing	334,495	334,495	321,317	321,317
Interest-bearing	2,078,296	2,008,100	2,136,831	2,000,618
Federal funds purchased	—	—	81,000	81,000
Revolving note payable	8,600	8,600	2,500	2,500
Securities sold under agreements to repurchase	297,650	369,376	283,400	305,394
Advances from Federal Home Loan Bank	380,000	410,992	323,439	339,108
Junior subordinated debentures	60,791	56,572	60,724	61,154
Subordinated debt	15,000	15,000	—	—
Term note payable	55,000	55,000	70,000	70,000
Accrued interest payable	8,553	8,553	11,014	11,014

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

In the normal course of business and to meet financing needs of customers, the Company is a party to financial instruments with off-balance-sheet risk. Since many commitments to extend credit expire without being used, the amounts below do not necessarily represent future cash commitments. These financial instruments include lines of credit, letters of credit, and commitments to extend credit. These are summarized as of December 31, 2008 as follows:

	Amount of Commitment Expiration Per Period
	Within			After
	1 Year	1-3 Years	4-5 Years	5 Years	Total
	(In thousands)

Lines of credit:
Commercial real estate	$104,884	$13,098	$5,319	$133	$123,434
Consumer real estate	26,757	37,496	33,252	54,481	151,986
Consumer	—	—	—	2,220	2,220
Commercial	235,855	18,364	1,765	3,238	259,222
Letters of credit	43,934	11,602	3,496	—	59,032
Commitments to extend credit	68,213	—	—	—	68,213

Total commercial commitments	$479,643	$80,560	$43,832	$60,072	$664,107

At December 31, 2008, commitments to extend credit included $26.0 million of fixed rate loan commitments. These commitments are due to expire within 30 to 90 days of issuance and have rates ranging from 5.25% to 8.00%. Substantially all of the unused lines of credit are at adjustable rates of interest.

In the normal course of business, the Company is involved in various legal proceedings. In the opinion of management, any liability resulting from such proceedings would not have a material adverse effect on the Company’s financial position or results of operations.

Note 19 —	Leases

The Bank leases a portion of its premises. The leases expire in various years through the year 2029. Future rental commitments under these noncancelable operating leases for the years 2009 through 2013 and thereafter are as follows:

(In thousands)

2009	$1,529
2010	1,451
2011	1,298
2012	1,184
2013	1,197
Thereafter	14,142

$20,801

Rent expense included in occupancy and equipment expense was $2.1 million, $1.3 million, and $1.1 million for the years ended December 31, 2008, 2007, and 2006. Occupancy expense has been reduced by $566,000, $494,000, and $475,000 for the years ended December 31, 2008, 2007, and 2006 due to rental income received on leased premises.

MIDWEST BANC HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 20 —	Stock Compensation and Restricted Stock Awards

Under the Company’s Stock and Incentive Plan (the “Plan”), officers, directors, and key employees may be granted incentive stock options to purchase the Company’s common stock at no less than 100% of the market price on the date the option is granted. Options can be granted to become exercisable immediately or in installments of 25% a year on each of the first through the fourth anniversaries of the grant date or may be issued subject to performance targets. In all cases, the options have a maximum term of ten years. The Plan also permits the issuance of nonqualified stock options, stock appreciation rights, restricted stock, and restricted stock units. The Plan authorizes a total of 3,900,000 shares for issuance. There are 1,881,507 shares remaining for issuance under the Plan at December 31, 2008. It is the Company’s policy to issue new shares of its common stock in conjunction with the exercise of stock options or grants of restricted stock.

During 2008, 16,500 employee stock options were exercised. Total employee stock options outstanding at December 31, 2008 were 379,371 with exercise prices ranging between $8.83 and $22.03, with a weighted average exercise price of $14.28, and expiration dates between 2009 and 2015. No stock options have been granted since 2005.

Information about option grants follows:

		Weighted Average	Weighted Average
	Number of	Exercise Price	Grant-Date Fair
	Options	Per Share	Value Per Share

Outstanding at December 31, 2005	687,942	$13.83	$4.57
Granted during 2006	—	—	—
Exercised during 2006	(151,894)	13.03	4.26
Forfeited during 2006	(19,000)	18.46	6.82

Outstanding at December 31, 2006	517,048	13.90	4.58
Granted during 2007	—	—	—
Exercised during 2007	(36,443)	10.38	3.19
Forfeited during 2007	(1,453)	15.21	5.57

Outstanding at December 31, 2007	479,152	14.03	4.63
Granted during 2008	—	—	—
Exercised during 2008	(16,500)	10.61	3.01
Forfeited during 2008	(83,281)	13.56	4.17

Outstanding at December 31, 2008	379,371	14.28	4.80

Options exercisable at year end are as follows:

		Weighted Average
	Number of	Exercise Price
	Options	Per Share

2006	475,548	$13.45
2007	451,652	13.70
2008	355,871	13.94

MIDWEST BANC HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Options outstanding at December 31, 2008 were as follows:

	Outstanding
		Weighted Average	Exercisable
		Remaining		Weighted Average
Range of Exercise Price	Number	Contractual Life	Number	Exercise Price

$8.83-10.59	157,121	1.57	157,121	$9.66
$10.75-14.90	93,750	1.74	93,750	13.71
$18.34-22.03	128,500	5.33	105,000	20.57

Outstanding at year end	379,371	3.04	355,871	13.94

At December 31, 2008, the aggregate intrinsic value of the options outstanding and exercisable were $1.8 million and $1.7 million, respectively. The total intrinsic value of options exercised during the years ended December 31, 2008, 2007, and 2006 was $50,000, $116,000, and $647,000, respectively.

The Company adopted SFAS No. 123(R), “Share-Based Payment,” in the first quarter of 2006 using the modified prospective application. Employee compensation expense for stock options previously granted was recorded in the consolidated income statement based on the grant’s vesting schedule. Forfeitures of stock option grants are estimated for those stock options where the requisite service is not expected to be rendered. The grant-date fair value for each grant was calculated using the Black-Scholes option pricing model, using the following weighted-average assumptions as of grant date. The following table reflects the only grant (those options granted in 2005) included in employee compensation expense.

2005

Fair value	$5.50
Risk-free interest rate	4.05%
Expected option life	5 years
Expected stock price volatility	22.06%

For the years ended December 31, 2008 and 2007, employee compensation expense related to stock options was $19,000 and $22,000, respectively. The total compensation cost related to nonvested stock options not yet recognized was $13,600 at December 31, 2008 and the weighted average period over which this cost is expected to be recognized is 18 months.

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

MIDWEST BANC HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Information about restricted share grants follows:

	Number of	Weighted Average
	Restricted	Grant-Date Fair Value
	Shares	Per Share

Outstanding at December 31, 2005	178,700	$18.97
Granted	347,179	22.61
Vested	(36,000)	18.97
Forfeited	(9,250)	19.43

Outstanding at December 31, 2006	480,629	21.59
Granted	59,700	14.99
Vested	(84,709)	20.85
Forfeited	(7,226)	20.77

Outstanding at December 31, 2007	448,394	20.87
Granted	278,324	9.45
Vested	(42,996)	17.77
Forfeited	(73,821)	16.40

Outstanding at December 31, 2008	609,901	16.42

For the years ended December 31, 2008, 2007, and 2006, the Company recognized $2.9 million, $3.1 million, and $2.2 million, respectively, in compensation expense related to the restricted stock grants. The Company realized a tax benefit of $3,000 and $54,000 for the years ended December 31, 2008 and 2007, respectively. The total fair value of shares outstanding was $10.0 million as of December 31, 2008. The total fair value of shares vested during the years ended December 31, 2008, 2007, and 2006 was $764,000, $1.8 million, and $683,000, respectively. The total compensation cost related to nonvested restricted shares not yet recognized was $4.6 million at December 31, 2008 and the weighted average period over which this cost is expected to be recognized is 37 months.

Note 21 —	Other Employee Benefit Plans

The Company maintains a 401(k) plan covering substantially all employees. Eligible employees may elect to make tax deferred contributions within a specified range of their compensation as defined in the plan. The Company contributes 1% more than the employee’s contribution up to a maximum 5% employer contribution. Contributions to the plan are expensed currently and were $1.2 million, $1.1 million, and $812,000 for the years ended December 31, 2008, 2007, and 2006, respectively.

The Company and various members of senior management have entered into a Supplemental Executive Retirement Plan (“SERP”). The SERP is an unfunded plan that provides for guaranteed payments, based on a percentage of the individual’s final salary, for 15 years after age 65. The benefit amount is reduced if the individual retires prior to age 65.

Effective April 1, 2008, the SERP agreements with employees constituted a pension plan under SFAS No. 87, “Employers’ Accounting for Pensions.” The objective of SFAS No. 87 is to recognize the compensation cost of pension benefits (including prior service cost) over that employee’s approximate service period. The benefit obligation was $6.4 million and $3.5 million as of December 31, 2008 and 2007, respectively, and is included in other liabilities. Expense of $1.8 million, $1.1 million, and $451,000 was recorded for the years ended December 31, 2008, 2007, and 2006, respectively, and has been included in salaries and employee benefits expense in the statements of operations.

MIDWEST BANC HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following is a summary of changes in the benefit obligation for the year ended December 31, 2008:

(In thousands)

Beginning balance	$3,477
Service cost	611
Interest cost	224
Amendment(1)	192
Prior service cost	776
Benefits paid	(10)
Actuarial loss	391
Pre-application of SFAS No. 87 expense	742

Ending balance	$6,403

(1)	Reflects acceleration of benefits to a participant.

The following is a summary of the net periodic costs for the year ended December 31, 2008:

(In thousands)

Service cost	$611
Interest cost	224
Amortization of prior service cost	71
Amendment	192
Pre-application of SFAS No. 87 expense	742

Net periodic benefit cost	$1,840

The following are the weighted-average assumptions used to determine the benefit obligation at December 31, 2008:

Discount rate
Net periodic pension cost	6.00%
Benefit obligation	5.75
Rate of compensation increase	4.00

The Company weighted-average assumptions were determined at December 31, 2008, the measurement date, based on common benchmarks used for measuring benefit liabilities, the Moody’s As corporate bond rate and Citigroup pension liability discount rate.

The Company recognized a $477,000 reduction associated with the prior service in accumulated other comprehensive income as of April 1, 2008. The prior service cost amortization expense for 2008 was $44,000, net of tax; $433,000 was unamortized as of December 31, 2008. The prior service cost amortization expense is projected to be $95,000 for 2009. The Company recognized a $240,000 actuarial loss in accumulated other comprehensive income as of December 31, 2008.

MIDWEST BANC HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid:

(In thousands)

2009	$125
2010	173
2011	280
2012	430
2013	486
Years 2014 — 2018	$4,239

The Company has purchased life insurance policies on various members of management. The Company is the beneficiary of these life insurance policies, which have an aggregate death benefit of approximately $217.0 million at December 31, 2008. In addition, the policies had aggregate cash surrender values of approximately $84.7 million at December 31, 2008 and $81.2 million at December 31, 2007.

Note 22 —	Income Taxes

The provision for income taxes from continuing operations consists of the following:

	Year Ended December 31,
	2008	2007	2006
	(In thousands)

Current
Federal	$(11,316)	$2,923	$7,307
State	—	—	—
Deferred
Federal	(36,756)	1,903	(4,846)
State	(7,001)	(1,580)	(1,039)

Total (benefit) provision for income taxes	$(55,073)	$3,246	$1,422

MIDWEST BANC HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The difference between the provision for income taxes in the consolidated financial statements and amounts computed by applying the current federal statutory income tax rate of 35% to income before income taxes is reconciled as follows:

	Year Ended December 31,
	2008		2007		2006
	(Dollars in thousands)

Income taxes computed at the statutory rate	$(74,671)	35.0%	$7,638	35.0%	$6,709	35.0%
Tax-exempt interest income on securities and loans	(802)	0.4	(771)	(3.5)	(1,171)	(6.1)
General business credits	(661)	0.3	(643)	(2.9)	(665)	(3.5)
State income taxes, net of federal tax benefit due to state operating loss	(4,419)	2.1	(1,027)	(4.7)	(676)	(3.5)
Income tax reserve adjustment	—	—	—	—	(591)	(3.1)
Life insurance cash surrender value increase, net of premiums	(1,195)	0.6	(1,072)	(4.9)	(838)	(4.4)
Dividends received deduction	(642)	0.3	(1,214)	(5.6)	(1,106)	(5.8)
Goodwill impairment	27,733	(13.0)	—	—	—	—
Annuity proceeds	—	—	267	1.2	—	—
Merger related expenses	—	—	—	—	(278)	(1.5)
Stock based compensation, net	—	—	—	—	56	0.3
Nondeductible costs and other, net	(416)	0.2	68	0.3	(18)	(0.0)

Total (benefit) provision for income taxes	$(55,073)	25.8%	$3,246	14.9%	$1,422	7.4%

MIDWEST BANC HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The net deferred tax asset, included in other assets and other liabilities in the accompanying consolidated balance sheets, consisted of the following components:

	December 31,
	2008	2007
	(In thousands)

Gross deferred tax assets
Unrealized loss on securities available-for-sale	$911	$8,742
Allowance for loan losses	17,543	10,519
Deferred compensation	4,675	3,116
Net operating loss carryforward	13,446	3,999
Income from partnerships	—	51
Deferred tax credits	1,351	786
Nonaccrual loan interest	—	2,326
Impairment charges	25,816	—
Other	433	—

Total gross deferred tax assets	64,175	29,539

Gross deferred tax liabilities
Depreciation	(612)	(1,087)
FHLB stock dividends	(1,526)	(1,536)
Amortizing intangible assets	(4,729)	(5,960)
Loss from partnerships	(812)	—
Other	—	(810)

Total gross deferred tax liabilities	(7,679)	(9,393)

Net deferred tax asset	$56,496	$20,146

As of December 31, 2008 and 2007, the Company believes it is more likely than not that deferred tax assets will be realized and, therefore, no allowance was considered necessary.

The unrecognized tax benefits at December 31, 2008 were as follows:

	Unrecognized Income
	Tax Benefits
	2008	2007
	(In thousands)

Balance, at beginning of period	$1,122	$1,238
Additions based on tax positions taken in current year	304	481
Additions (reductions) based on tax positions taken in prior year additions	1,835	(168)
Reductions due to statute of limitations	—	(429)

Balance, at end of period	$3,261	$1,122

The Company adopted the provisions of FIN No. 48, “Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109,” on January 1, 2007. The adoption of this standard did not have an impact on the Company’s consolidated financial position and results of operations. The Company recognizes interest accrued related to unrecognized tax benefits and penalties, if any, in income tax expense. As of the date of adoption, the Company had approximately $20,000 of interest accrued for potential income tax exposures and

MIDWEST BANC HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

$526,000 of unrecognized tax benefits that, if recognized, would affect the effective tax rate and $429,000 of unrecognized tax benefits that, if recognized, would not affect the effective tax rate. During the year ended December 31, 2007, the Company recognized approximately $20,000 in interest expense. At December 31, 2007, the Company had approximately $40,000 of interest accrued for potential income tax exposures and $729,000 of unrecognized tax benefits that, if recognized, would affect the effective tax rate. During the year ended December 31, 2008, the Company recognized approximately $127,000 in interest expense and $91,000 of penalty. At December 31, 2008, the Company had approximately $167,000 of interest and $91,000 of penalty accrued for potential income tax exposures and $2.1 million of unrecognized tax benefits that, if recognized, would affect the effective tax rate.

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

The Company is currently being audited by the Illinois Department of Revenue for the years 2003 through 2005. Thus it anticipates that it is reasonably possible within twelve months of December 31, 2008, that significant changes in the balance of the unrecognized tax benefit of up to $1.4 million may occur as a result of settlement of the Illinois income tax audit. The primary issue under exam is fully reserved for and relates to the exclusion from taxable income of interest on certain state-qualified U.S. obligations. The Company does not anticipate any adjustments that would result in a significant change to its financial position. An IRS audit for the years 2002 to 2005 was completed during the second quarter of 2007 and there were no changes made to the reported tax amounts for those years. Years that remain subject to examination include Federal from 2006 to present, Illinois from 2003 to present, 2005 to present for Indiana, and 2005 to present for Federal and Illinois for various acquired entities.

MIDWEST BANC HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 23 —	Earnings Per Share

	Year Ended December 31,
	2008	2007	2006
	(In thousands, except per share data)

Net (loss) income	$(158,273)	$18,577	$17,746
Series A preferred stock dividends	3,342	204	—
Series T preferred stock dividends	318	—	—
Series T discount accretion	68	—	—

Total preferred stock dividends	3,728	204	—

Net (loss) income available to common stockholders	$(162,001)	$18,373	$17,746

Basic
Weighted average common shares outstanding	27,854	25,426	23,348

Basic (loss) earnings per share	$(5.82)	$0.72	$0.76

Diluted
Weighted average common shares outstanding	27,854	25,426	23,348
Dilutive effect of stock options(1)	—	98	200
Dilutive effect of restricted stock(1)	—	56	242
Dilutive effect of warrant(1)	—	—	—

Diluted average common shares	27,854	25,580	23,790

Diluted (loss) earnings per share	$(5.82)	$0.72	$0.75

(1)	No dilutive shares from stock options or restricted stock were included in the computation of diluted earnings per share for any period there was a loss.

Options to purchase 379,371 shares at a weighted average exercise price of $14.28 and 117,750 shares at $20.56 were not included in the computation of diluted earnings per share for the years ended December 31, 2008 and 2007, respectively, because the options’ exercise price was greater than the average market price of the common stock and the options were, therefore, anti-dilutive. The warrant to purchase 4,282,020 shares at an exercise price of $2.97 was not included in the computation of diluted earnings per share because the warrant’s exercise price was greater than the average market price of common stock and was, therefore, anti-dilutive. The dilutive effect of the 609,901 shares of restricted stock was not included because of the anti-dilutive effect for the year ended December 31, 2008. Because of the anti-dilutive effect, the shares that would be issued if the Series A noncumulative redeemable convertible perpetual preferred stock were converted are not included in the computation of diluted earnings per share for the years ended December 31, 2008 and 2007.

MIDWEST BANC HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 24 —	Other Comprehensive Income

Changes in other comprehensive income or loss components and related taxes are as follows:

	Year Ended December 31,
	2008	2007	2006
	(In thousands)

Unrealized holding losses on securities available-for-sale	$(61,540)	$(12,221)	$(2,063)
Reclassification adjustment for losses(gains) recognized in income	16,747	(32)	153
Reclassification adjustment for impairment losses recognized in income	65,387	—	—
Accretion of unrealized gains on securities transferred from available-for-sale to held-to-maturity	(295)	(7)	(7)

Net unrealized gains (losses)	20,299	(12,260)	2,209
Tax effect	(7,831)	4,616	(876)

Net increase (decrease) in fair value of securities classified as available-for-sale, net of income taxes and reclassification adjustments	12,468	(7,644)	1,333
Prior service cost related to benefit obligation	(776)	—	—
Amortization of prior service cost	71	—	—
Actuarial loss related to the projected benefit obligation	(391)	—	—
Tax effect	423	—	—

Net changes in benefit obligation	(673)	—	—

Other comprehensive income(loss)	$11,795	$(7,644)	$1,333

MIDWEST BANC HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 25 —	Parent Company Financial Statements

The following are condensed balance sheets and statements of operations and cash flows for the Company, without subsidiaries:

CONDENSED BALANCE SHEETS

	December 31,
	2008	2007
	(In thousands)

ASSETS
Cash and cash equivalents	$43,469	$2,118
Investment in subsidiaries	358,480	501,292
Loan to subsidiary	30,000	—
Other assets	15,820	10,010

Total assets	$447,769	$513,420

LIABILITIES AND STOCKHOLDERS’ EQUITY
Revolving note payable	$8,600	$2,500
Subordinated debt	15,000	—
Term note payable	55,000	70,000
Junior subordinated debentures	60,791	60,724
Other liabilities	2,544	5,032

Total liabilities	141,935	138,256
Stockholders’ equity	305,834	375,164

Total liabilities and stockholders’ equity	$447,769	$513,420

CONDENSED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2008	2007	2006
	(In thousands)

Operating income
Dividends from subsidiaries	$22,311	$4,032	$10,477
Interest from subsidiaries	16	—	—
Fees from subsidiaries	1,103	1,103	1,000
Noninterest income	(51)	(162)	240
Interest expense	(7,519)	(6,645)	(4,741)
Noninterest expense	(8,037)	(3,330)	(5,662)

Income (loss) before income taxes and equity in undistributed income of subsidiaries	7,823	(5,002)	1,314
Income tax benefit	7,599	3,377	3,904
Equity in undistributed income of subsidiaries	(173,695)	20,202	12,528

Net (loss) income	$(158,273)	$18,577	$17,746

MIDWEST BANC HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2008	2007	2006
	(In thousands)

Cash flows from operating activities
Net (loss) income	$(158,273)	$18,577	$17,746
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities
Equity in undistributed income of subsidiaries	173,695	(20,202)	(12,528)
Depreciation	43	70	85
Amortization of stock-based compensation	899	22	2,501
Amortization of intangibles	67	67	34
Change in other assets	(5,794)	2,971	(159)
Change in other liabilities	1,039	(3,766)	3,752

Net cash provided by (used in) operating activities	11,676	(2,261)	11,431

Cash flows from investing activities
Cash paid, net of cash and cash equivalents in acquisition	—	(67,557)	(65,286)
Investment in subsidiaries	(17,000)	(20,000)	—
Loan advances to subsidiary	(30,000)	—	—
Property and equipment expenditures	—	(75)	(17)

Net cash used in continuing investing activities	(47,000)	(87,632)	(65,303)

Cash flows from financing activities
Payments of junior subordinated debentures	—	(15,000)	—
Proceeds from revolving note payable	24,600	75,000	—
Proceeds from term note payable	—	17,500	—
Repayments on revolving note payable	(18,500)	(15,000)	—
Repayments on term note payable	—	(5,000)	—
Cash common dividends paid	(11,076)	(13,003)	(11,439)
Cash preferred dividends paid	(3,342)	(204)	—
Issuance of common stock	35	—	—
Issuance of preferred stock and warrant	84,784	41,441	—
Repurchase of common stock	—	(9,392)	(4,770)
Proceeds from issuance of common and treasury stock under stock option plan	174	378	1,983

Net cash provided by (used in) financing activities	76,675	(76,720)	(14,226)

Increase (decrease) in cash and cash equivalents	41,351	(13,173)	(68,098)
Cash and cash equivalents at beginning of year	2,118	15,291	83,389

Cash and cash equivalents at end of year	$43,469	$2,118	$15,291

MIDWEST BANC HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 26 —	Quarterly Results of Operations (Unaudited)

	Three Months Ended,				Year Ended,
2008	March 31	June 30	September 30	December 31	December 31
	(In thousands, except per share data)

Interest income	$50,795	$47,244	$45,888	$43,734	$187,661
Interest expense	28,579	24,479	23,735	23,902	100,695

Net interest income	22,216	22,765	22,153	19,832	86,966
Provision for loan losses	5,400	4,415	41,950	20,000	71,765
Noninterest income (loss)	1,790	4,394	(60,512)	3,732	(50,596)
Noninterest expense	28,609	20,368	103,296	25,678	177,951

(Loss) income before income taxes	(10,003)	2,376	(183,605)	(22,114)	(213,346)
Benefit for income taxes	(4,587)	(52)	(23,891)	(26,543)	(55,073)

Net (loss) income	(5,416)	2,428	(159,714)	4,429	(158,273)
Preferred stock dividends	835	836	835	1,222	3,728

Net (loss) income available to common stockholders	$(6,251)	$1,592	$(160,549)	$3,207	$(162,001)

(Loss) earnings per common share(a)
Basic	$(0.22)	$0.06	$(5.76)	$0.12	$(5.82)
Diluted	(0.22)	0.06	(5.76)	0.12	(5.82)

Certain infrequent items are reflected in the quarterly results of 2008. The Company recognized a non-cash, non-operating, other-than-temporary impairment charge of $47.8 million at September 30, 2008 on certain FNMA and FHLMC preferred equity securities similar to the impairment charge of $17.6 million taken in the first quarter of 2008. In September 2008, the Company sold a portion of its FNMA and FHLMC preferred equity securities recognizing a $16.7 million loss. The income tax benefits related to the first and third quarter 2008 losses on FNMA and FHLMC securities were appropriately recognized as capital losses in those periods. As a result of subsequent law changes, $16.6 million in tax benefits were recognized in the fourth quarter of 2008 for losses reported in the third quarter of 2008.

During the third and fourth quarters of 2008, the Company recorded $42.0 million and $20.0 million in loan loss provision, respectively, reflecting management’s updated assessments of impaired loans and concerns about the continued deterioration of economic conditions. The Company also recognized an impairment charge of $80.0 million on its goodwill intangible asset during the third quarter of 2008 based upon an appraisal by an independent third party. During the first quarter of 2008, the Company incurred a $7.1 million loss on the early extinguishment of debt arising from the prepayment of $130.0 million in FHLB advances and recognized a $15.2 million gain on the sale of real estate.

MIDWEST BANC HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Three Months Ended,				Year Ended,
2007	March 31	June 30	September 30	December 31	December 31
	(In thousands, except per share data)

Interest income	$44,766	$46,492	$47,174	$55,437	$193,869
Interest expense	25,706	26,523	26,827	32,181	111,237

Net interest income	19,060	19,969	20,347	23,256	82,632
Provision for loan losses	645	1,036	1,800	1,410	4,891
Noninterest income	3,720	3,896	3,700	4,161	15,477
Noninterest expense	17,081	16,644	16,245	21,425	71,395

Income before income taxes	5,054	6,185	6,002	4,582	21,823
Provision for income taxes	642	1,078	1,166	360	3,246

Net income	4,412	5,107	4,836	4,222	18,577
Preferred stock dividends	—	—	—	204	204

Net income available to common stockholders	$4,412	$5,107	$4,836	$4,018	$18,373

Earnings per common share(a)
Basic	$0.18	$0.21	$0.20	$0.14	$0.72
Diluted	0.18	0.21	0.20	0.14	0.72

(a)	Earnings per share for the quarters and fiscal years have been calculated separately. Accordingly, quarterly amounts may not add to the annual amounts because of differences in the average common shares outstanding during each period.

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of Midwest Banc Holdings, Inc.:

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Midwest Banc Holdings, Inc. and its subsidiaries at December 31, 2008 and December 31, 2007, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2008 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting under Item 9A. Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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
March 11, 2009