Form 10-Q
period 2009-03-31
MIDWEST BANC HOLDINGS INC
filed 2009-05-11
CIK 1051379

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2009
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
          Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
          Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☑
          Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
          Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
          Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 8, 2008
Common, par value $0.01	27,929,029

MIDWEST BANC HOLDINGS, INC.
Form 10-Q

i

PART I
Item 1. Financial Statements
MIDWEST BANC HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS (Unaudited)
(In thousands, except for share data)

	March 31,	December 31,
	2009	2008
ASSETS
Cash	$56,516	$61,330
Short-term investments	1,762	1,735

Total cash and cash equivalents	58,278	63,065
Securities available-for-sale (securities pledged to creditors: $368,168 at March 31, 2009 and $368,714 at December 31, 2008)	685,858	621,949
Securities held-to-maturity (fair value: $29,598 at March 31, 2009 and $30,387 at December 31, 2008)	29,082	30,267

Total securities	714,940	652,216
Federal Reserve Bank and Federal Home Loan Bank stock, at cost	31,698	31,698
Loans	2,591,048	2,509,759
Allowance for loan losses	(53,011)	(44,432)

Net loans	2,538,037	2,465,327
Cash surrender value of life insurance	85,517	84,675
Premises and equipment, net	38,528	38,313
Foreclosed properties	18,534	12,018
Core deposit and other intangibles, net	14,110	14,683
Goodwill	78,862	78,862
Other assets	134,560	129,355

Total assets	$3,713,064	$3,570,212

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Deposits
Noninterest-bearing	$343,422	$334,495
Interest-bearing	2,200,583	2,078,296

Total deposits	2,544,005	2,412,791
Federal funds purchased	55,000	—
Revolving note payable	8,600	8,600
Securities sold under agreements to repurchase	297,650	297,650
Advances from the Federal Home Loan Bank	340,000	380,000
Junior subordinated debentures	60,807	60,791
Subordinated debt	15,000	15,000
Term note payable	55,000	55,000
Other liabilities	35,932	34,546

Total liabilities	3,411,994	3,264,378

Commitments and contingencies (see note 7)

Stockholders’ Equity
Preferred stock, $0.01 par value, 1,000,000 shares authorized; Series A, $2,500 liquidation preference, 17,250 shares issued and outstanding at March 31, 2009 and December 31, 2008
Series T, $1,000 liquidation preference, 84,784 shares issued and outstanding at March 31, 2009 and December 31, 2008	1	1
Common stock, $0.01 par value, 64,000,000 shares authorized; 29,596,012 shares issued and 27,929,029 outstanding at March 31, 2009 and 29,530,878 shares issued and 27,892,578 outstanding at December 31, 2008	297	296
Additional paid-in capital	384,097	383,491
Warrant	5,229	5,229
Accumulated deficit	(73,533)	(66,325)
Accumulated other comprehensive loss	(268)	(2,122)
Treasury stock, at cost (1,666,983 shares at March 31, 2009 and 1,638,300 shares at December 31, 2008)	(14,753)	(14,736)

Total stockholders’ equity	301,070	305,834

Total liabilities and stockholders’ equity	$3,713,064	$3,570,212

See accompanying notes to unaudited consolidated financial statements.

MIDWEST BANC HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
For the three months ended March 31, 2009 and 2008
(In thousands, except per share data)

	2009	2008
Interest Income
Loans	$34,549	$40,806
Securities
Taxable	6,940	9,060
Exempt from federal income taxes	550	598
Dividend income from Federal Reserve Bank stock	190	183
Federal funds sold and other short-term investments	37	148

Total interest income	42,266	50,795
Interest Expense
Deposits	13,685	19,089
Federal funds purchased	29	815
Revolving note payable	43	80
Securities sold under agreements to repurchase	3,205	3,178
Advances from the Federal Home Loan Bank	3,029	3,482
Junior subordinated debentures	739	1,045
Subordinated debt	152	3
Term note payable	282	887

Total interest expense	21,164	28,579

Net interest income	21,102	22,216
Provision for loan losses	13,000	5,400

Net interest income after provision for loan losses	8,102	16,816
Noninterest Income
Service charges on deposit accounts	1,894	1,963
Net gains (losses) on securities transactions	—	12
Impairment loss on securities	—	(17,586)
Insurance and brokerage commissions	320	560
Trust	282	449
Increase in cash surrender value of life insurance	842	858
Gain on sale of property	—	15,196
Other	5	338

Total noninterest income	3,343	1,790
Noninterest Expenses
Salaries and employee benefits	11,083	13,040
Occupancy and equipment	3,245	2,899
Professional services	2,102	1,538
Loss on early extinguishment of debt	—	7,121
Marketing	688	576
Foreclosed properties	345	5
Amortization of intangible assets	573	590
Merger related	—	114
Other	3,725	2,726

Total noninterest expenses	21,761	28,609

Loss before income taxes	(10,316)	(10,003)
Benefit for income taxes	(4,996)	(4,587)

Net Loss	(5,320)	(5,416)
Preferred stock dividends	2,123	835

Loss available to common stockholders	$(7,443)	$(6,251)

Basic loss per share	$(0.27)	$(0.22)

Diluted loss per share	$(0.27)	$(0.22)

Cash dividends declared per common share	$—	$0.13

See accompanying notes to unaudited consolidated financial statements.

MIDWEST BANC HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (Unaudited)
For the three months ended March 31, 2009 and 2008
(In thousands, except share and per share data)

					Retained	Accumulated
			Additional		Earnings	Other		Total
	Preferred	Common	Paid in		(Accumulated	Comprehensive	Treasury	Stockholders’
	Stock	Stock	Capital	Warrant	Deficit)	Income (Loss)	Stock	Equity
Balance, December 31, 2007	$—	$293	$300,762	$—	$102,762	$(13,917)	$(14,736)	$375,164

Cash dividends declared ($48.4375 per share) on Series A preferred stock	—	—	—	—	(835)	—	—	(835)

Cash dividends declared ($0.13 per share) on common stock	—	—	—	—	(3,701)	—	—	(3,701)

Issuance of 223,324 shares restricted stock	—	2	(2)	—	—	—	—	—

Stock-based compensation expense	—	—	873	—	—	—	—	873

Comprehensive income
Net loss	—	—	—	—	(5,416)	—	—	(5,416)
Net increase in fair value of securities classified as available- for-sale, net of income taxes and reclassification adjustments	—	—	—	—	—	15,071	—	15,071

Total comprehensive income								9,655

Balance, March 31, 2008	$—	$295	$301,633	$—	$92,810	$1,154	$(14,736)	$381,156

Balance, December 31, 2008	$1	$296	$383,491	$5,229	$(66,325)	$(2,122)	$(14,736)	$305,834

Cash dividends declared ($48.4375 per share) on Series A preferred stock	—	—	—	—	(836)	—	—	(836)

Cash dividends declared ($9.72 per share) on Series T preferred stock	—	—	—	—	(824)	—	—	(824)

Issuance of 128,970 shares restricted stock	—	1	(1)	—	—	—	—	—

Accreted discount on preferred stock	—	—	228	—	(228)	—	—	—

Stock-based compensation expense	—	—	379	—	—	—	—	379

Repurchase of 10,695 shares of common stock under benefit plan	—	—	—	—	—	—	(17)	(17)

Comprehensive income
Net loss	—	—	—	—	(5,320)	—	—	(5,320)
Prior service cost, net of income taxes	—	—	—	—	—	15	—	15
Net increase in fair value of securities classified as available- for-sale, net of income taxes	—	—	—	—	—	1,839	—	1,839

Total comprehensive loss								(3,466)

Balance, March 31, 2009	$1	$297	$384,097	$5,229	$(73,533)	$(268)	$(14,753)	$301,070

See accompanying notes to unaudited consolidated financial statements.

MIDWEST BANC HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
For the three Months Ended March 31, 2009 and 2008
(In thousands)

	2009	2008
Cash flows from operating activities
Net loss	$(5,320)	$(5,416)
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	1,023	1,026
Provision for loan losses	13,000	5,400
Amortization of core deposit and other intangibles	356	117
Amortization of premiums and discounts on securities, net	211	195
Realized loss on sale of available-for-sale securities, net	—	(12)
Impairment loss on securities	—	17,586
Gain on sale of property	—	(15,196)
Loss on early extinguishment of debt	—	7,121
Increase in cash surrender value of life insurance	(842)	(858)
Deferred income taxes	(9,427)	(4,688)
Loss on sale of other real estate, net	196	—
Amortization of deferred stock based compensation	379	873
Change in other assets	3,696	(5,667)
Change in other liabilities	782	169

Net cash provided by operating activities	4,054	650
Cash flows from investing activities
Sales of securities available-for-sale	—	83,936
Sales of securities held-to-maturity	—	4,443
Maturities of securities available-for-sale	47,000	25,585
Principal payments on securities available-for-sale	17,000	17,961
Principal payments on securities held-to-maturity	1,154	619
Purchases of securities available-for-sale	(125,084)	(148,300)
Loan originations and principal collections, net	(92,505)	(5,168)
Proceeds from sale of property	—	18,259
Proceeds from sale of foreclosed properties	244	—
Additions to property and equipment	(1,237)	(499)

Net cash used in investing activities	(153,428)	(3,164)
Cash flows from financing activities
Net increase in deposits	131,264	(53,272)
Proceeds from borrowings	—	4,000
Repayment of borrowings	(40,000)	(140,575)
Preferred cash dividends paid	(1,660)	(835)
Common cash dividends paid	—	(3,673)
Change in federal funds purchased and securities sold under agreements to repurchase	55,000	214,865
Repurchase of common shares under stock and incentive option plan	(17)	—

Net cash provided by financing activities	144,587	20,510

Increase (decrease) in cash and cash equivalents	(4,787)	17,996

Cash and cash equivalents at beginning of period	63,065	84,499

Cash and cash equivalents at end of period	$58,278	$102,495

Supplemental disclosures
Cash paid during period for:
Interest	$23,169	$29,297
Income taxes	582	1,000
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
          The annualized results of operations for the three months ended March 31, 2009 are not necessarily indicative of the results expected for the full year ending December 31, 2009.
          Included within salaries and benefits expense for the first quarter of 2009 was the reversal of $700,000 that had been over accrued at December 31, 2008. This item was identified in the prior year and was considered immaterial to the prior-year financial statements, and the correcting adjustment recorded in the current quarter is estimated to be immaterial to the projected income for the year ending December 31, 2009.
NOTE 2 — NEW ACCOUNTING PRONOUNCEMENTS
          The Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements,” on January 1, 2008, which defines fair value, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements. SFAS No. 157 applies to other accounting pronouncements that require or permit fair value measurements where the Financial Accounting Standards Board (“FASB”) had previously concluded in those pronouncements that fair value is the relevant measurement attribute. Accordingly, SFAS No. 157 does not require any new financial assets or liabilities to be measured at fair value. In February 2008, FASB issued FASB Staff Position (“FSP”) No. FAS 157-2, “Effective Date of FASB Statement No. 157.” This FSP delays the effective dates of SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value on a recurring basis (at least annually) to fiscal years beginning after November 15, 2008. In October 2008, the FASB issued Staff Position 157-3, “Determining the Fair Value of a Financial Asset in a Market That Is Not Active” (“FSP No. 157-3”), which clarifies the application of SFAS No. 157 in an inactive market and provides an illustrative example to demonstrate how the fair value of a financial asset is to be determined when the market for that financial asset is not active. FSP No. 157-3 became effective for the Company’s interim financial statements as of September 30, 2008 and did not significantly impact the methods by which the Company determines the fair values of its financial assets. On April 9, 2009, the FASB issued Staff Position 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“FSP No. 157-4”), which indicates that if an entity determines that either the volume and/or level of activity for an asset or liability has significantly decreased or price quotations or observable inputs are not associated with orderly transactions, increased analysis and management judgement will be required to estimate fair value. Valuation techniques such as an income approach might be appropriate to supplement or replace a market approach in those circumstances. FSP No. 157-4 requires entities to disclose in interim and annual periods the inputs and valuation techniques used to measure fair value along with any changes in valuation techniques and related inputs during the period. FSP No. 157-4 is effective for interim and annual periods ending after June 15, 2009. Accordingly, the Company will include these new disclosures beginning April 1, 2009. See Note 8 — Fair Value for more information.

MIDWEST BANC HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
          On April 9, 2009, the FASB issued Staff Position No. FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP No. 107-1”), which relates to fair value disclosures in public entity financial statements for financial instruments that are within scope of SFAS No. 107, “Disclosures about Fair Value of Financial Instruments.” This guidance increases the frequency of fair value disclosures from annual only to quarterly. FSP No. 107-1 is effective for interim and annual periods ending after June 15, 2009. The adoption of FSP No. 107-1 will not have a material effect on the Company’s results of operations or consolidated financial position, but will enhance required disclosures. Accordingly, the Company will include these new disclosures beginning April 1, 2009.
          On April 9, 2009, FASB issued Staff Position No. 115-2 and 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (“FSP No. 115-2”). This new guidance revises the recognition and reporting requirements for other-than-temporary impairments of debt securities. FSP No. 115-2 eliminates the “ability and intent to hold” provision for debt securities and impairment is considered to be other than temporary if a company (i) intends to sell the security, (ii) more likely than not will be required to sell the security before recovering its cost, or (iii) does not expect to recover the security’s entire amortized cost. This guidance also eliminates the “probability” standard relating to the collectibility of cash flows and impairment is considered to be other than temporary if the present value of cash flows expected to be collected is less than the amortized cost (credit loss). Other-than-temporary losses also need to be separated between the amount related to credit loss (which is recognized in current earnings) and the amount related to all other factors (which is recognized in other comprehensive income). FSP No. 115-2 is effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The Company has not elected to adopt early and is assessing the effect on the Company’s results of operations or consolidated financial position from adopting FSP No. 115-2.
          In December 2007, FASB issued SFAS No. 141(R), “Business Combinations,” which replaces the current standard on business combinations, modifies the accounting for business combinations and requires, with limited exceptions, the acquirer in a business combination to recognize all of the assets acquired, liabilities assumed, and any noncontrolling interests in the acquiree at the acquisition-date, at fair value. SFAS No. 141(R) also requires certain contingent assets and liabilities acquired as well as contingent consideration to be recognized at fair value. In addition, the statement requires payments to third parties for consulting, legal, audit, and similar services associated with an acquisition to be recognized as expenses when incurred rather than capitalized as part of the cost of the acquisition. SFAS No. 141(R) is effective for fiscal years beginning on or after December 15, 2008 and early adoption is not permitted. The adoption of SFAS No. 141(R) on January 1, 2009 did not have a material effect on the Company’s results of operations or consolidated financial position.

MIDWEST BANC HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
          In June 2008, the FASB ratified the consensus reached by the Emerging Issues Task Force (“EITF”) on Issue No. 07-5, “Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock” (“EITF No. 07-5”). EITF No. 07-5 provides guidance for determining whether an equity-linked financial instrument (or embedded feature) is indexed to an entity’s own stock. EITF No. 07-5 applies to any freestanding financial instrument or embedded feature that has all of the characteristics of a derivative or freestanding instrument that is potentially settled in an entity’s own stock (with the exception of share-based payment awards within the scope of SFAS 123(R)). To meet the definition of “indexed to own stock,” an instrument’s contingent exercise provisions must not be based on (a) an observable market, other than the market for the issuer’s stock (if applicable), or (b) an observable index, other than an index calculated or measured solely by reference to the issuer’s own operations, and the variables that could affect the settlement amount must be inputs to the fair value of a “fixed-for-fixed” forward or option on equity shares. EITF No. 07-5 is effective for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The adoption of EITF No. 07-5 did not have a material effect on the Company’s results of operations or consolidated financial position.
          On June 16, 2008, the FASB issued Staff Position EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (“FSP EITF 03-6-1”), which addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing earnings per share under the two-class method described in paragraphs 60 and 61 of SFAS No. 128, “Earnings per Share.” FSP EITF No. 03-6-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. All prior-period earnings per share data presented shall be adjusted retrospectively (including interim financial statements, summaries of earnings, and selected financial data) to conform with the provisions of this FSP. The adoption of FSP EITF 03-6-1 did not have a material effect on the Company’s results of operations or consolidated financial position.
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

MIDWEST BANC HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
NOTE 3 — SECURITIES
          The following tables set forth the composition of the Company’s securities portfolio by major category as of March 31, 2009 and December 31, 2008.

	March 31, 2009
	Held-to-Maturity		Available-for-Sale		Total
							% of
	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized
	Cost	Value	Cost	Value	Cost	Value	Cost
	(Dollars in thousands)
U.S. Treasury and obligations of U.S. government-sponsored entities	$—	$—	$316,365	$317,791	$316,365	$317,791	44.3%
Obligations of states and political subdivisions	1,251	1,282	57,283	58,338	58,534	59,620	8.2
Mortgage-backed securities	27,831	28,316	289,680	295,134	317,511	323,450	44.4
Equity securities	—	—	2,749	1,007	2,749	1,007	0.4
Other bonds	—	—	19,135	13,588	19,135	13,588	2.7

Total	$29,082	$29,598	$685,212	$685,858	$714,294	$715,456	100.0%

	December 31, 2008
	Held-to-Maturity		Available-for-Sale		Total
							% of
	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized
	Cost	Value	Cost	Value	Cost	Value	Cost
	(Dollars in thousands)
U.S. Treasury and obligations of U.S. government-sponsored entities	$—	$—	$263,483	$265,435	$263,483	$265,435	40.3%
Obligations of states and political subdivisions	1,251	1,263	57,309	56,664	58,560	57,927	9.0
Mortgage-backed securities	29,016	29,124	281,592	283,679	310,608	312,803	47.4
Equity securities	—	—	2,749	930	2,749	930	0.4
Other bonds	—	—	19,176	15,241	19,176	15,241	2.9

Total	$30,267	$30,387	$624,309	$621,949	$654,576	$652,336	100.0%

MIDWEST BANC HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
          The following is a summary of the fair value of securities held-to-maturity and available-for-sale with unrealized losses and an aging of those unrealized losses:

	March 31, 2009
	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(In thousands)
Securities available-for-sale:
Obligations of states and political subdivisions	$10,320	$(105)	$2,439	$(157)	$12,759	$(262)
Mortgage-backed securities:
U.S. government-sponsored entities (1)	29,668	(212)	23,179	(290)	52,847	(502)
Equity securities (2)	1,007	(1,742)	—	—	1,007	(1,742)
Corporate and other debt securities	3,613	(418)	9,975	(5,129)	13,588	(5,547)

Total available-for-sale	44,608	(2,477)	35,593	(5,576)	80,201	(8,053)

Total held-to-maturity	—	—	—	—	—	—

Total temporarily impaired securities	$44,608	$(2,477)	$35,593	$(5,576)	$80,201	$(8,053)

(1)	Includes obligations of the Federal Home Loan Mortgage Corporation (FHLMC) and Federal National Mortgage Association (FNMA).

(2)	Includes issues from government-sponsored entities (FHLMC and FNMA).
          The unrealized loss on available-for-sale securities is included, net of tax, in other comprehensive loss on the consolidated balance sheets. Management does not believe any individual unrealized loss as of March 31, 2009, identified in the preceding table, represents other-than-temporary impairment. The Company has both the intent and ability to hold each of the securities shown in the table for the time necessary to recover its amortized cost.
▪	The unrealized loss for U.S. government-sponsored entities’ mortgage-backed securities relate primarily to debt securities issued by FNMA and FHLMC. Each of these securities has a stated maturity date. FNMA has an issuer rating of Aaa by Moody’s and a long-term issuer default rating of AAA by Fitch. FHLMC has senior secured and unsecured debt ratings of Aaa by Moody’s and a long-term issuer default rating of AAA by Fitch. These mortgage-backed securities are notes with a weighted average maturity of approximately 26 years and a weighted average interest rate of 2.11%.

▪	The unrealized losses on corporate and other debt securities relate to securities which were rated BBB- or better by either Moody’s or S&P as of March 31, 2009. These debt securities have a weighted average maturity of approximately 19 years and a weighted average interest rate of 2.96%. With respect to the largest unrealized loss position, the Company has approximately 157% senior collateral coverage related to this security.

▪	The unrealized losses on equity securities relate to the preferred equity securities issued by FNMA and FHLMC which were rated Ca and C by Moody’s and S&P, respectively, as of March 31, 2009. The dividend on these equity securities has been suspended.

MIDWEST BANC HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
NOTE 4 — LOANS
          Major classifications of loans are summarized as follows:

	March 31,		December 31,
	2009		2008
		% of Gross		% of Gross
	Amount	Loans	Amount	Loans
	(Dollars in thousands)
Commercial	$1,106,164	42.7%	$1,090,078	43.3%
Construction	373,112	14.4	366,178	14.6
Commercial real estate	773,934	29.9	729,729	29.1
Home equity	213,473	8.2	194,673	7.8
Other consumer	6,327	0.2	6,332	0.3
Residential mortgage	118,792	4.6	123,161	4.9

Total loans, gross	2,591,802	100.0%	2,510,151	100.0%
Net deferred fees	(754)		(392)

Total loans, net	$2,591,048		$2,509,759

          Statement of Position 03-3, “Accounting for Certain Loans or Debt Securities Acquired in a Transfer” (“SOP 03-3”) addresses accounting for differences between contractual cash flows and cash flows expected to be collected from an investor’s initial investment in loans or debt securities acquired in a transfer if those differences are attributable, at least in part, to credit quality. It includes loans acquired in purchase business combinations and applies to all nongovernmental entities. SOP 03-3 does not apply to loans originated by the Company. The Company’s assessment of loans acquired in the acquisition of Northwest Suburban as of October 1, 2007 identified $5.9 million in acquired loans to which the application of the provisions of SOP 03-3 was required. As a result of the application of SOP 03-3, the Company recorded purchase accounting adjustments reflecting a reduction in loans of $2.0 million related to acquired impaired loans, thus reducing the carrying value of these loans to $3.9 million as of December 31, 2007. The carrying value of these loans was $754,000 as of March 31, 2009, and there continues to be no allowance for loan losses regarding these loans. The Company does not consider prepayments in the determination of contractual or expected cash flows.
          The following is the carrying value by source of repayment category for loans subject to SOP 03-3:

	March 31,	December 31,
	2009	2008
	(In thousands)
Commercial	$508	$531
Residential mortgage	246	247

Total carrying value	$754	$778

          The following is a summary of changes in the accretable yield for the quarter ended March 31, 2009:

(In thousands)
Balance at beginning of period	$33
Accretion	(14)

Balance at end of period	$19

MIDWEST BANC HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
NOTE 5 — ALLOWANCE FOR LOAN LOSSES
          Following is a summary of activity in the allowance for loan losses for the three months ended March 31, 2009 and 2008 (in thousands):

	2009	2008
Balance at beginning of period	$44,432	$26,748
Provision charged to operations	13,000	5,400

Loans charged off	(4,819)	(12,250)
Recoveries	398	446

Net loans (charged off) recoveries	(4,421)	(11,804)

Balance at end of period	$53,011	$20,344

          A portion of the allowance for loan losses is allocated to impaired loans. Information with respect to impaired loans and the amount of the allowance for loan losses allocated thereto, at March 31, 2009, is as follows (in thousands):

Impaired loans for which no allowance for loan losses is allocated	$16,942
Impaired loans with an allocation of the allowance for loan losses	60,273

Total impaired loans	$77,215

Allowance for loan losses allocated to impaired loans	$11,578

          Average impaired loans and interest income recognized on impaired loans are as follows for the three months ended March 31, 2009 (in thousands):

Average impaired loans	$63,838
Interest income recognized on impaired loans on a cash basis	102
          Interest payments on impaired loans are generally applied to principal, unless the loan principal is considered to be fully collectible, in which case interest is recognized on a cash basis.
          The Company had a reserve for losses on unfunded commitments of $1.3 million at March 31, 2009, up from $1.1 million at December 31, 2008 and $585,000 at March 31, 2008.
          Nonaccrual loans were $80.3 million and there were no loans past due 90 days but still accruing as of March 31, 2009. There was $11.0 million in troubled-debt restructured loans as of March 31, 2009.

MIDWEST BANC HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
NOTE 6 — GOODWILL AND INTANGIBLES
          The following table presents the carrying amount and accumulated amortization of intangible assets (in thousands):

	March 31, 2009			December 31, 2008
	Gross Carrying	Accumulated	Net Carrying	Gross Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount
Amortized intangible assets:
Core deposit and other intangibles	$21,091	$(6,981)	$14,110	$21,091	$(6,408)	$14,683
          The amortization of intangible assets was $573,000 for the three months ended March 31, 2009. At March 31, 2009, the projected amortization of intangible assets for the years ending December 31, 2009 through 2013 and thereafter is as follows (in thousands):

2009	$2,292
2010	2,222
2011	1,918
2012	1,803
2013	1,696
Thereafter	4,752
The weighted average amortization period for the core deposit intangibles is approximately eight years as of March 31, 2009.
          The following table presents the changes in the carrying amount of goodwill and other intangibles during the three months ended March 31, 2009 (in thousands):

		Core Deposit
		and Other
	Goodwill	Intangibles
Balance at beginning of period	$78,862	$14,683
Amortization	—	(573)

Balance at end of period	$78,862	$14,110

          Goodwill is not amortized but assessed at least annually for impairment or, for an interim period, if an event occurs or circumstances change that would more likely than not reduce fair values below carrying amounts. As of September 30, 2008, based upon the guidelines contained in SFAS No. 142, “Goodwill and Other Intangible Assets,” it was determined that the fair value of the Company’s assets and liabilities was lower than amounts recorded in the Company’s financial statements. Accordingly during the quarter ended September 30, 2008, the Company recognized a goodwill impairment charge of $80.0 million. The method for estimating the value of the Company included a weighted average of the discounted cash flows method, the guideline company method, and the guideline transaction methods. The Company does not believe that any new events or changes in circumstances have occurred since December 31, 2008 that would require an interim impairment analysis to be conducted as of March 31, 2009. The Company can give no assurance that it will not be required to record goodwill impairment charges in the future.

MIDWEST BANC HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
NOTE 7 — OFF-BALANCE-SHEET RISK
          In the normal course of business and to meet financing needs of customers, the Company is a party to financial instruments with off-balance-sheet risk. Since many commitments to extend credit expire without being used, the amounts below do not necessarily represent future cash commitments. These financial instruments include lines of credit, letters of credit, and commitments to extend credit. These are summarized as follows as of March 31, 2009:

	Amount of Commitment Expiration Per Period
	Within			After
	1 Year	1-3 Years	4-5 Years	5 Years	Total
	(In thousands)
Lines of Credit:
Commercial real estate	$97,526	$9,613	$6,419	$180	$113,738
Home equity	42,340	26,803	31,379	52,587	153,109
Consumer	—	—	—	2,187	2,187
Commercial	243,471	9,724	1,648	2,035	256,878
Letters of credit	41,512	12,116	3,543	—	57,171
Commitments to extend credit	37,406	—	—	—	37,406

Total commitments	$462,255	$58,256	$42,989	$56,989	$620,489

          At March 31, 2009, commitments to extend credit included $7.6 million of fixed rate loan commitments. These commitments are due to expire within 30 to 90 days of issuance and have rates ranging from 4.50% to 7.75%. Substantially all of the unused lines of credit are at adjustable rates of interest.
          In the normal course of business, the Company is involved in various legal proceedings. In the opinion of management, any liability resulting from such proceedings would not have a material adverse effect on the Company’s financial position or results of operations.
NOTE 8 — FAIR VALUE
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

MIDWEST BANC HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
          The Company’s available-for-sale investment securities are the only financial assets that are measured at fair value on a recurring basis; it does not hold any financial liabilities that are measured at fair value on a recurring basis. The fair values of available-for-sale securities are determined by obtaining either quoted prices on nationally recognized securities exchanges or matrix pricing, which is a mathematical technique used widely in the industry to value debt securities without relying exclusively on quoted prices for the specific securities but rather by relying on these securities’ relationship to other benchmark quoted securities. If quoted prices or matrix pricing are not available, the fair value is determined by an adjusted price for similar securities including unobservable inputs. The fair values of the available-for-sale securities were measured at March 31, 2009 and December 31, 2008 using the following:

	Total	Quoted Prices or	Significant	Significant
	Fair Value	Identical Assets in	Other Observable	Unobservable
	at March 31,	Active Markets	Inputs	Inputs
	2009	(Level 1)	(Level 2)	(Level 3)
(In thousands)
Assets:
Available-for-sale securities	$685,858	$1,007	$677,832	$7,019

	Total	Quoted Prices or	Significant	Significant
	Fair Value	Identical Assets in	Other Observable	Unobservable
	at December 31,	Active Markets	Inputs	Inputs
	2008	(Level 1)	(Level 2)	(Level 3)
(In thousands)
Assets:
Available-for-sale securities	$621,949	$930	$612,586	$8,433
          The following is a summary of changes in the fair value of the corporate available-for-sale securities that were measured using significant unobservable inputs for the quarters ended March 31, 2009 and 2008:

	March 31,
	2009	2008
	(In thousands)
Beginning balance	$8,433	$10,479
Paydowns received	(39)	—
Total gains or losses (realized/unrealized):
Included in earnings	—	—
Included in other comprehensive income	(1,375)	(819)

Ending balance	$7,019	$9,660

          The Company’s impaired loans that are measured using the fair value of the underlying collateral are measured on a non-recurring basis. Once a loan is identified as individually impaired, management measures impairment in accordance with SFAS No. 114, “Accounting by Creditors for Impairment of a Loan.” At March 31, 2009, $48.7 million of the total impaired loans were evaluated based on the fair value of the collateral. The fair value of the collateral is determined by obtaining an observable market price or by obtaining an appraised value with management applying selling and other discounts to the underlying collateral value. If an appraised value is not available, the fair value of the impaired loan is determined by an adjusted appraised value including unobservable cash flows.

MIDWEST BANC HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
          The fair values of the impaired loans based on the fair value of the collateral were measured at March 31, 2009 and December 31, 2008 using the following:

		Quoted Prices or	Significant	Significant
		Identical Assets in	Other Observable	Unobservable
	March 31,	Active Markets	Inputs	Inputs
	2009	(Level 1)	(Level 2)	(Level 3)
(In thousands)
Assets:
Impaired loans	$48,695	$—	$—	$48,695

		Quoted Prices or	Significant	Significant
		Identical Assets in	Other Observable	Unobservable
	December 31,	Active Markets	Inputs	Inputs
	2008	(Level 1)	(Level 2)	(Level 3)
(In thousands)
Assets:
Impaired loans	$37,098	$—	$—	$37,098
          Loans which are measured for impairment using the fair value of collateral for collateral dependent loans, had a gross carrying amount of $60.3 million, with an associated valuation allowance of $11.6 million for a fair value of $48.7 million at March 31, 2009. The provision for loan losses for the quarter ended March 31, 2009, included $8.9 million of specific allowance allocations for impaired loans.
NOTE 9 — STOCK COMPENSATION AND RESTRICTED STOCK AWARDS
          Under the Company’s Stock and Incentive Plan (the “Plan”), officers, directors, and key employees may be granted incentive stock options to purchase the Company’s common stock at no less than 100% of the market price on the date the option is granted. Options can be granted to become exercisable immediately or after a specified vesting period or may be issued subject to performance targets. In all cases, the options have a maximum term of ten years. The Plan also permits the issuance of nonqualified stock options, stock appreciation rights, restricted stock, and restricted stock units. The Plan authorizes a total of 3,900,000 shares for issuance. There are 1,546,267 shares remaining for issuance under the Plan at March 31, 2009. It is the Company’s policy to issue new shares of its common stock in conjunction with the exercise of stock options or grants of restricted stock.
          No employee stock options were exercised during the first quarter of 2009. Total employee stock options outstanding at March 31, 2009 were 649,477 with exercise prices ranging between $1.15 and $22.03, with a weighted average exercise price of $8.55, and expiration dates between 2009 and 2019. During the first quarter of 2009, 288,693 stock options were granted with an exercise price of $1.15, which will vest over the service period of three years.
          Information about option grants follows:

		Weighted Average	Weighted Average
	Number of	Exercise Price	Grant- Date Fair
	Options	Per Share	Value Per Share
Outstanding at December 31, 2008	379,371	$14.28	$4.80
Granted	288,693	1.15	0.66
Exercised	—	—	—
Forfeited	(18,587)	10.59	2.92

Outstanding at March 31, 2009	649,477	8.55	3.01

MIDWEST BANC HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
          Employee compensation expense for stock options previously granted was recorded in the consolidated income statement based on the grant’s vesting schedule. Forfeitures of stock option grants are estimated for those stock options where the requisite service is not expected to be rendered. The grant-date fair value for each grant was calculated using the Black-Scholes option pricing model. The following table reflects the stock options granted in 2009.

2009
Fair value	$0.66
Risk-free interest rate	2.78%
Expected option life	7.5 years
Expected stock price volatility	52.54%
          Employee compensation expense related to stock options was $14,000 and $5,000 for the three months ended March 31, 2009 and 2008. The total compensation cost related to nonvested stock options not yet recognized was $182,000 at March 31, 2009 and the weighted average period over which this cost is expected to be recognized is 33 months.
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
          For the three months ended March 31, 2009 and 2008, the Company recognized $366,000 and $868,000, respectively, in compensation expense related to the restricted stock grants. The total compensation cost related to nonvested restricted shares not yet recognized was $3.7 million at March 31, 2009 and the weighted average period over which this cost is expected to be recognized is 34 months.
          Information about unvested restricted shares outstanding and quarterly activity follows:

	Number of	Weighted Average
	Restricted	Grant-Date Fair Value
	Shares	Per Share
Outstanding at December 31, 2008	609,901	$16.42
Granted	128,970	1.15
Vested	(47,896)	15.80
Forfeited	(63,836)	18.65

Outstanding at March 31, 2009	627,139	13.09

MIDWEST BANC HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
NOTE 10 — SUPPLEMENTAL EXECUTIVE RETIREMENT PLAN
          The Company and various members of senior management have entered into a Supplemental Executive Retirement Plan (“SERP”). The SERP is an unfunded plan that provides for guaranteed payments, based on a percentage of the individual’s final salary, for 15 years after age 65. The benefit amount is reduced if the individual retires prior to age 65.
          Effective April 1, 2008, the SERP agreements with employees constituted a pension plan under SFAS No. 87, “Employers’ Accounting for Pensions.” The objective of SFAS No. 87 is to recognize the compensation cost of pension benefits (including prior service cost) over that employee’s approximate service period. Included in salaries and benefits expense in the statements of income was $319,000 and $742,000 of expense related to the SERP for the three months ended March 31, 2009 and 2008, respectively. The expense related to the SERP for the three months ended March 31, 2008 was calculated under Accounting Principles Board Opinion No. 12, “Omnibus Opinion — 1967.” The benefit obligation was $6.7 million and $6.4 million as of March 31, 2009 and December 31, 2008, respectively.
          The following is a summary of changes in the benefit obligation for the three months ended March 31, 2009 (in thousands):

Beginning balance	$6,403
Service cost	206
Interest cost	89
Distributions	(20)

Ending balance	$6,678

          The prior service cost amortization expense for the three months ended March 31, 2009 was $15,000, net of tax.

MIDWEST BANC HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
NOTE 11 — INCOME TAXES
          The difference between the provision for income taxes in the consolidated financial statements and amounts computed by applying the current federal statutory income tax rate of 35% to income before income taxes is reconciled as follows:

	Three Months Ended March 31,
	2009		2008
	(In thousands)
Income taxes computed at the statutory rate	$(3,611)	35.0%	$(3,501)	35.0%
Tax-exempt interest income on securities and loans	(229)	2.2	(197)	2.0
General business credits	(609)	5.9	(130)	1.3
State income taxes, net of federal tax benefit due to state operating loss	(523)	5.1	(732)	7.3
Life insurance cash surrender value increase, net of premiums	(293)	2.8	(300)	3.0
Dividends received deduction	—	—	(301)	3.0
Nondeductible costs and other, net	269	(2.6)	574	(5.7)

Benefit for income taxes	$(4,996)	48.4%	$(4,587)	45.9%

          The Company recognizes interest related to unrecognized tax benefits and penalties, if any, in income tax expense. During the period ended March 31, 2009 an audit was completed by the Illinois Department of Revenue for the years 2003 through 2005. The results of the audit were consistent with the tax reserves previously recorded. The primary issue related to the exclusion from taxable income of interest on certain state qualified U.S. obligations.
          An Illinois Department of Revenue audit has commenced for Royal American Corporation (“Royal American”) for the years 2005 through June 2006. Royal American was acquired by the Company on July 1, 2006. The Company is responsible for all taxes related to Royal American including periods prior to its acquisition. The Company does not anticipate any adjustments that would result in significant change to its financial position as a result of the audit. It is reasonably possible that the gross balance of unrecognized tax benefits may change within the next twelve months. Years that remain subject to examination include 2005 to present for federal, 2003 to present for Illinois, 2005 to present for Indiana, and 2005 to present for federal and Illinois for various acquired entities.

MIDWEST BANC HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
NOTE 12 — EARNINGS PER SHARE

	Three Months Ended
	March 31,
	2009	2008
	(In thousands, except per share data)
Net loss	$(5,320)	$(5,416)
Series A preferred stock dividends	836	835
Series T preferred stock dividends	1,059	—
Series T preferred stock discount accretion	228	—
Income allocated to participating securities (1)	—	—

Loss available to common stockholders	$(7,443)	$(6,251)

Basic
Weighted average common shares outstanding	27,925	27,838

Basic earnings per share	$(0.27)	$(0.22)

Diluted
Weighted average common shares outstanding	27,925	27,838
Dilutive effect of stock options (2)	—	—
Dilutive effect of restricted stock (2)	—	—

Diluted average common shares	27,925	27,838

Diluted earnings per share	$(0.27)	$(0.22)

(1)	No adjustment for unvested restricted shares was included in the computation of loss available to common stockholders for any period there was a loss. See Note 2 - New Accounting Pronouncements.

(2)	No shares of stock options or restricted stock were included in the computation of diluted earnings per share for any period there was a loss.
          Options to purchase 649,477 shares at a weighted average exercise price of $8.55 and 259,580 shares at $15.53 were not included in the computation of diluted earnings per share for the three months ended March 31, 2009 and 2008, respectively, because the option exercise prices were greater than the average market price of the common stock and the options were, therefore, anti-dilutive. The warrant to purchase 4,282,020 shares at an exercise price of $2.97 was not included in the computation of diluted earnings per share because the warrant’s exercise price was greater than the average market price of common stock and was, therefore, anti-dilutive. The dilutive effect of the 627,139 and 636,718 shares of restricted stock was not included because of the anti-dilutive effect for the three months ended March 31, 2009 and 2008, respectively. Because of their anti-dilutive effect, the shares that would be issued if the Series A noncumulative redeemable convertible perpetual preferred stock were converted are not included in the computation of diluted earnings per share for the three months ended March 31, 2009 and 2008.

MIDWEST BANC HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Note 13 — Credit Agreements
          The Company’s credit agreements with a correspondent bank at March 31, 2009 and December 31, 2008 consisted of a revolving line of credit, a term note loan, and a subordinated debenture in the amounts of $8.6 million, $55.0 million, and $15.0 million, respectively.
          The revolving line of credit had a maximum availability of $25.0 million, an interest rate of one-month LIBOR plus 155 basis points, and matures on April 3, 2009. In April 2009, the Company renewed the revolving line of credit for sixty days with a maximum availability of $15.0 million and an interest rate of one-month LIBOR plus 155 basis points with an interest rate floor of 4.25%.
          The term note had an interest rate of one-month LIBOR plus 155 basis points at March 31, 2009 and matures on September 28, 2010. The subordinated debt had an interest rate of one-month LIBOR plus 350 basis points at March 31, 2009, matures on March 31, 2018, and qualifies as Tier 2 capital.
          The revolving line of credit and term note included the following covenants at March 31, 2009: (1) the Bank must not have nonperforming loans (loans on nonaccrual status and 90 days or more past due and troubled-debt restructured loans) in excess of 3.00% of total loans, (2) the Bank must report a quarterly profit, excluding charges related to acquisitions, and (3) the Bank must remain well capitalized. At March 31, 2009, the Company was in violation of two of these debt covenants, (1) and (2), and is currently seeking covenant waivers. It is also negotiating with the lender for a renewal of the revolving line of credit for a longer period and for revisions to other terms of both loans, including the covenants. In connection therewith the Company has agreed to provide additional information, including credit quality projections, to the lender. Management expects that the Company will also violate the nonperforming loans covenant in future quarters unless the credit agreements are renegotiated. If the lender does not waive the covenant violations, $8.6 million outstanding under the revolving line of credit and $55.0 million outstanding under the term loan would become due.

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
Critical Accounting Policies and Estimates
          The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. By their nature, changes in these assumptions and estimates could significantly affect the Company’s financial position or results of operations. Actual results could differ from those estimates. Those critical accounting policies that are of particular significance to the Company are discussed in Item 7 of the Company’s 2008 Annual Report on Form 10-K.
Recent Developments
          On May 6, 2009, the Company announced that Roberto R. Herencia has been named president and Chief Executive Officer of the Company and the Bank, replacing J. J. Fritz, who will become senior executive vice president of Midwest Banc Holdings. Mr. Herencia, who also was appointed to the board of directors of the Company, was formerly president and director of Banco Popular North America based in Chicago and executive vice president of Popular, Inc., the parent company. He will assume his new role at the Company on May 15, 2009. Herencia, 49, spent 17 years at Banco Popular. In addition to serving as executive vice president of Popular, Inc. since 1997, and president and director of Banco Popular North America since December 2001, he served as chief operating officer, senior credit officer and reported to Popular’s CFO in charge of capital markets, M&A and rating agencies between 1991 and 2001. Prior to joining Popular, Mr. Herencia spent 10 years in a variety of senior positions at The First National Bank of Chicago, including serving as head of the emerging markets division and operations in Latin America. He was directly involved in the restructure, workout and debt for equity swaps of public and private sector credits in Latin America.
          The Company also announced on May 6, 2009, that the board of directors made the decision to suspend the dividend on the $43.1 million of Series A noncumulative redeemable convertible perpetual preferred stock; defer the dividend on the $84.8 million of Series T preferred stock; and take steps to defer interest payments on $60.8 million of its junior subordinated debentures as permitted by the terms of such debentures.
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

          On October 3, 2008 the Troubled Asset Relief Program, TARP, became effective. The TARP gave the U.S. Treasury authority to deploy up to $700 billion into the financial system with an objective of improving liquidity in capital markets. On October 14, 2008, the U.S. Treasury announced plans to direct $250 billion of this authority into preferred stock investments in financial institutions. The general terms of this preferred stock program are as follows for a participant: pay 5% dividends on the U.S. Treasury’s preferred stock for the first five years and 9% dividends thereafter; cannot increase common stock dividends for three years while Treasury is an investor without their permission; the U.S. Treasury receives warrants entitling it to buy a participant’s common stock equal to 15% of the U.S. Treasury’s total initial investment in the participant; and the participating company’s executives must agree to certain compensation restrictions, and restrictions on the amount of executive compensation which is tax deductible and other detailed terms and conditions. The terms of this preferred stock program could reduce investment returns to participating companies’ stockholders by restricting dividends to common stockholders, diluting existing stockholders’ interests, and restricting capital management practices. The TARP capital purchase program, CPP, is a voluntary program designed to help healthy institutions build capital to support the U.S. economy by increasing the flow of financing to U.S. businesses and consumers.
          Although the Company exceeds all applicable regulatory capital requirements, it submitted an application for participation in the CPP and, on December 5, 2008, it sold 84,784 shares of Series T preferred stock to the U.S. Treasury for an aggregate purchase price of $84.784 million and issued a warrant to the U.S. Treasury which will allow it to acquire 4,282,020 shares of its common stock for $2.97 per share. The Series T preferred stock qualifies as Tier 1 capital and will pay cumulative dividends at a rate of 5% per annum for the first five years, and 9% per annum thereafter. The Series T preferred stock may be redeemed by the Company after three years. Prior to the end of three years, the Series T preferred stock may be redeemed by the Company only with proceeds from the sale of qualifying equity securities. The senior preferred stock is non-voting, other than class voting rights on certain matters that could amend the rights of or adversely affect the stock.
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
          The EESA included a provision for an increase in the amount of deposits insured by the FDIC to $250,000 until December 2009. On October 14, 2008, the FDIC announced a new program, the Temporary Liquidity Guarantee Program, that provides unlimited deposit insurance on funds in noninterest-bearing transaction deposit accounts not otherwise covered by the existing deposit insurance limit of $250,000. The Company has elected to participate in the Temporary Liquidity Guarantee Program and incur a 10 basis point surcharge as a cost of participation. The behavior of depositors in regard to the level of FDIC insurance could cause the Company’s existing customers to reduce the amount of deposits held at the Company, or could cause new customers to open deposit accounts. The level and composition of the Company’s deposit portfolio directly impacts its funding cost and net interest margin.
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
          Among the provisions in the ARRA are restrictions affecting financial institutions that are participating in the CPP. These provisions are set forth in the form of amendments to the EESA. The amendments provide that during the period in which any TARP obligation is outstanding (other than those relating to warrants), TARP recipients are subject to standards for executive compensation and corporate governance to be set forth in regulations to be issued by the U.S. Treasury. Among these provisions included in ARRA are the following:
•	a limitation on incentive compensation paid or accrued to the top five executive officers based on the amount of TARP funds that the Company received. Under the provision, incentive compensation paid to such individuals may not exceed one-third of the individual’s annual compensation. It must be paid in restricted stock that does not fully vest during the period in which any obligation arising from financial assistance provided under TARP remains outstanding;

•	an expansion of the prohibitions on certain golden parachute payments to cover any severance payment for a departure for any reason (subject to certain limited exceptions) made to the senior executives named in the 2009 proxy statement and the next five highest paid employees;

•	a requirement that the chief executive officer and chief financial officer provide a written certification of compliance with certain executive compensation and corporate governance provisions in annual securities filings;

•	a requirement that companies adopt a company-wide policy regarding excessive or luxury expenditures as they relate to entertainment, renovations to offices or facilities, and aviation and other transportation services; and

•	a requirement that companies permit a separate non-binding shareholder vote to approve the compensation of senior executive officers.
          The U.S. Treasury has not adopted rules to implement these provisions. Congress has held other hearings and proposed additional legislation relating to TARP. Many of the proposals relate to executive compensation as well as additional regulatory reporting requirements. It is possible that the enactment of additional legislation related to TARP could restrict or require changes to lending, corporate governance or executive compensation.
          On February 27, 2009, the FDIC board agreed to impose an emergency special assessment of 20 basis points on all banks to restore the Deposit Insurance Fund to an acceptable level. The assessment, which would be payable on September 30, 2009, is in addition to a planned increase in premiums and a change in the way regular premiums are assessed, which the board also approved on that date. This emergency special assessment for the Company, if assessed in accordance with the February 27, 2009 directive, is projected to be $5.0 million based on March 31, 2009 data.

Selected Consolidated Financial Data
          The following table sets forth certain selected consolidated financial data.

	At or For the Three Months Ended
	March 31,		December 31,
	2009	2008	2008
	(Dollars in thousands, except per share data)
Statement of Income Data:
Total interest income	$42,266	$50,795	$43,734
Total interest expense	21,164	28,579	23,902

Net interest income	21,102	22,216	19,832
Provision for loan losses	13,000	5,400	20,000
Noninterest income	3,343	1,790	3,732
Noninterest expenses	21,761	28,609	25,678

(Loss) income before income taxes	(10,316)	(10,003)	(22,114)
Provision for income taxes	(4,996)	(4,587)	(26,543)

Net (loss) income	$(5,320)	$(5,416)	$4,429
Preferred stock dividends	2,123	835	1,222

Net (loss) income available to common stockholders	$(7,443)	$(6,251)	$3,207

Per Share Data:
(Loss) earnings per share (basic) (10)	$(0.27)	$(0.22)	$0.11
(Loss) earnings per share (diluted) (10)	(0.27)	(0.22)	0.11
Cash dividends declared on common stock	—	0.13	—
Book value	6.38	12.14	6.56
Tangible book value (non-GAAP measure) (9)	3.05	5.79	3.21
Selected Financial Ratios:
Return on average assets (1)	(0.59)%	(0.59)%	0.49%
Return on average equity (2)	(7.12)	(5.69)	7.17
Dividend payout ratio	—	N/M	—
Average equity to average assets	8.30	10.38	6.85
Tier 1 risk-based capital	7.39	9.33	8.30
Total risk-based capital	9.16	10.61	10.07
Net interest margin (tax equivalent) (3)(4)	2.63	2.82	2.51
Loan to deposit ratio	101.85	102.62	104.02
Net overhead expense to average assets (5)	2.05	1.01	2.43
Efficiency ratio (6)	84.04	65.88	104.58
Loan Quality Ratios:
Allowance for loan losses to total loans	2.05	0.82	1.77
Provision for loan losses to total loans	2.03	0.88	3.17
Net loans charged off to average total loans	0.70	1.93	2.39
Nonaccrual loans to total loans (7)	3.10	1.90	2.43
Nonperforming assets to total assets (8)	2.96	1.33	2.36
Allowance for loan losses to nonaccrual loans	0.66x	0.43x	0.73x
Balance Sheet Data:
Total assets	$3,713,064	$3,730,446	$3,570,212
Total earning assets	3,339,448	3,298,143	3,195,408
Average assets	3,648,873	3,686,269	3,590,313
Loans	2,591,048	2,467,701	2,509,759
Allowance for loan losses	53,011	20,344	44,432
Deposits	2,544,005	2,404,712	2,412,791
Borrowings	832,057	906,505	817,041
Stockholders’ equity	301,070	381,156	305,834
Tangible stockholders’ equity (non-GAAP measure) (9)	208,098	204,295	212,289

(1)	Net income divided by average assets.

(2)	Net income divided by average equity.

(3)	Net interest income, on a fully tax-equivalent basis, divided by average earning assets.

(4)	The following table reconciles reported net interest income on a fully tax-equivalent basis for the periods presented (in thousands):

	Three Months Ended
	March 31,		December 31,
	2009	2008	2008
Net interest income	$21,102	$22,216	$19,832
Tax-equivalent adjustment to net interest income	357	892	363

Net interest income, fully tax-equivalent basis	$21,459	$23,108	$20,195

(5)	Noninterest expense less noninterest income, excluding security gains or losses, divided by average assets.

(6)	Noninterest expense excluding amortization and foreclosed properties expense divided by noninterest income, excluding security gains or losses, plus net interest income on a fully tax-equivalent basis.

(7)	Includes total nonaccrual loans.

(8)	Includes total nonaccrual and foreclosed properties.

(9)	Stockholders’ equity less goodwill, core deposit and other intangible assets. Management believes that tangible stockholders’ equity (non-GAAP measure) is a more useful measure since it excludes the balances of intangible assets. The following table reconciles reported stockholders’ equity to tangible stockholders’ equity for the periods presented (in thousands):

	At March 31,		At December 31,
	2009	2008	2008
Stockholders’ equity	$301,070	$381,156	$305,834
Core deposit intangible and other intangibles, net	(14,110)	(16,454)	(14,683)
Goodwill	(78,862)	(160,407)	(78,862)

Tangible stockholders’ equity	$208,098	$204,295	$212,289

(10)	Prior periods with earnings were re-stated per FSP EITF 03-6-1.
Results of Operations — Three Months Ended
March 31, 2009 and 2008
          Set forth below are some highlights of first quarter 2009 results compared to the first quarter of 2008.
•	Basic and diluted loss per share for the three months ended March 31, 2009 and 2008 was $0.27 and $0.22 per share, respectively.

•	Net loss for the first quarter of 2009 was $5.3 million compared to $5.4 million for the first quarter of 2008. The first quarter of 2009 included a $13.0 million provision for loan losses. The first quarter of 2008 reflected a $17.6 million impairment charge on securities, a $7.1 million loss on the early extinguishment of debt and a $15.2 million gain on the sale of a branch property.

•	Net interest income decreased 5.0% to $21.1 million in the first quarter of 2009 compared to $22.2 million in the first quarter of 2008, primarily as a result of the decline in interest income on loans caused by decreases in the prime interest rate in 2008.

•	The net interest margin continues to be under pressure at 2.63% for the three months ended March 31, 2009 compared to 2.82% for the similar period of 2008, largely due to lower yields on earning assets caused by reductions in prime rate.

•	The annualized return on average assets was was (0.59)% for the three months ended March 31, 2009 and 2008.

•	The annualized return on average equity for the three months ended March 31, 2009 was (7.12)% compared to (5.69)% for the similar period in 2008.

•	The provision for loan losses increased by $7.6 million, to $13.0 million, in the first quarter of 2009 compared to $5.4 million for the comparable period in 2008, reflecting management’s current updated assessments of impaired loans and concerns about the continued deterioration of economic conditions.

•	Noninterest income was $3.3 million for the three months ended March 31, 2009 compared to $1.8 million over the comparable period in 2008. Excluding the impairment charge on securities and the gain on the sale of real estate, noninterest income was $4.2 million for the first quarter of 2008.

•	Noninterest expenses were $21.8 million during the first quarter of 2009 compared to $28.6 million for the similar period in 2008. Excluding the loss on the early extinguishment of debt and merger related charges, noninterest expense increased by $273,000 compared to the first quarter of 2008.

          Set forth below are some highlights of first quarter 2009 results compared to the fourth quarter of 2008.
•	Basic and diluted loss per share for the three months ended March 31, 2009 were $0.27 compared to earnings per share of $0.11 for three months ended December 31, 2008.

•	Net loss for the first quarter of 2009 was $5.3 million compared to net income of $4.4 million for the fourth quarter of 2008. Income tax benefits of $16.6 million related to securities losses recognized in the third quarter of 2008 were recorded in the fourth quarter of 2008 due to subsequent tax law changes. Without this adjustment, a net loss of $12.2 million would have resulted for the fourth quarter of 2008.

•	Net interest income increased by $1.3 million to $21.1 million in the first quarter of 2009 compared to $19.8 million in the fourth quarter of 2008, primarily as a result of lower cost of funds.

•	The net interest margin increased to 2.63% for the three months ended March 31, 2009 compared to 2.51% for the fourth quarter of 2008, mainly due to average rates paid on interest-bearing liabilities falling more than the yields on earning assets.

•	The annualized return on average assets for the three months ended March 31, 2009 was (0.59)% compared to 0.49% for the fourth quarter of 2008. Excluding the income tax benefit of $16.6 million, the annualized return on average assets would have been (1.35)% for the fourth quarter of 2008.

•	The annualized return on average equity for the three months ended March 31, 2009 was (7.12)% compared to 7.17% for the fourth quarter of 2008. Excluding the income tax benefit of $16.6 million, the annualized return on average equity would have been (19.72)% for the fourth quarter of 2008.

•	The provision for loan losses was $13.0 million in the first quarter of 2009 compared to $20.0 million for the fourth quarter of 2008, reflecting management’s current updated assessments of impaired loans and concerns about the continued deterioration of economic conditions.

•	Noninterest income was $3.3 million for the three months ended March 31, 2009 and $3.7 million in the fourth quarter of 2008.

•	Noninterest expenses were $21.8 million during the first quarter of 2009 compared to $25.7 million in the fourth quarter of 2008.

Net Interest Income
          The following table sets forth the average balances, net interest income on a tax equivalent basis and expense and average yields and rates for the Company’s interest-earning assets and interest-bearing liabilities for the indicated periods.

	For the Three Months Ended
	March 31, 2009			March 31, 2008			December 31, 2008
	Average		Average	Average		Average	Average		Average
	Balance	Interest	Rate	Balance	Interest	Rate	Balance	Interest	Rate
	(Dollars in thousands)
Interest-Earning Assets:
Federal funds sold and interest-bearing deposits due from banks	$4,787	$37	3.09%	$21,939	$148	2.70%	$18,748	$54	1.15%
Securities:
Taxable(1)	629,783	6,940	4.41	704,119	9,566	5.43	610,160	7,381	4.84
Exempt from federal income taxes(1)	58,551	846	5.78	61,847	920	5.95	58,670	848	5.78

Total securities	688,334	7,786	4.52	765,966	10,486	5.48	668,830	8,229	4.92
FRB and FHLB stock	31,698	190	2.40	29,230	183	2.50	31,698	190	2.40
Loans (collateral-based classification):
Commercial loans(1)(3)(4)	530,467	6,588	4.97	499,461	8,777	7.03	522,576	7,193	5.51
Commercial real estate loans(1)(3)(4)(6)	1,663,760	24,230	5.83	1,632,063	27,095	6.64	1,643,386	24,396	5.94
Agricultural loans(1)(3)(4)	7,516	119	6.33	5,412	92	6.80	7,054	113	6.41
Consumer real estate loans(3)(4)(6)	335,768	3,566	4.25	311,796	4,711	6.04	319,888	3,804	4.76
Consumer installment loans(3)(4)	6,259	107	6.84	11,098	195	7.03	6,898	118	6.84

Total loans	2,543,770	34,610	5.44	2,459,830	40,870	6.65	2,499,802	35,624	5.70

Total interest-earning assets	$3,268,589	$42,623	5.22%	$3,276,965	$51,687	6.31%	$3,219,078	$44,097	5.48%

Noninterest-Earning Assets:
Cash	$69,006			$55,634			$63,352
Premises and equipment, net	38,166			41,325			38,208
Allowance for loan losses	(46,503)			(27,287)			(41,522)
Other assets	319,615			339,632			311,197

Total noninterest-earning assets	380,284			409,304			371,235

Total assets	$3,648,873			$3,686,269			$3,590,313

Interest-Bearing Liabilities:
Deposits:
Demand deposits	$173,291	$256	0.59%	$217,515	$746	1.37%	$176,803	$317	0.72%
Money-market demand and savings accounts	351,778	753	0.86	411,091	1,828	1.78	334,217	785	0.94
Time deposits	1,618,236	12,676	3.13	1,470,272	16,515	4.49	1,637,302	14,422	3.52

Total interest-bearing deposits	2,143,305	13,685	2.55	2,098,878	19,089	3.64	2,148,322	15,524	2.89
Borrowings:
Federal funds purchased and repurchase agreements	333,990	3,234	3.87	402,774	3,993	3.97	305,242	3,278	4.30
FHLB advances	363,000	3,029	3.34	315,158	3,482	4.42	380,000	3,126	3.29
Junior subordinated debentures	60,799	739	4.86	60,733	1,045	6.88	60,783	911	6.00
Revolving note payable	8,600	43	2.00	6,368	80	5.03	17,470	204	4.67
Term note payable	55,000	282	2.05	69,835	887	5.08	55,000	616	4.48
Subordinated note payable	15,000	152	4.05	165	3	7.27	15,000	243	6.48

Total borrowings	836,389	7,479	3.58	855,033	9,490	4.44	833,495	8,378	4.02

Total interest-bearing liabilities	$2,979,694	$21,164	2.84%	$2,953,911	$28,579	3.87%	$2,981,817	$23,902	3.21%

Noninterest-Bearing Liabilities:
Demand deposits	$330,957			$316,507			$330,626
Other liabilities	35,203			33,248			32,075

Total noninterest-bearing liabilities	366,160			349,755			362,701
Stockholders’ equity	303,019			382,603			245,795

Total liabilities and stockholders’ equity	$3,648,873			$3,686,269			$3,590,313

Net interest income (tax equivalent)(1)(5)		$21,459	2.38%		$23,108	2.44%		$20,195	2.27%

Net interest margin (tax equivalent)(1)			2.63%			2.82%			2.51%

Net interest income(2)(5)		$21,102			$22,216			$19,832

Net interest margin(2)			2.58%			2.71%			2.46%
Average interest-earning assets to Interest-bearing liabilities	109.70%			110.94%			107.96%

(1)	Adjusted for 35% tax rate and the dividends-received deduction where applicable.

(2)	Not adjusted for 35% tax rate or for the dividends-received deduction.

(3)	Nonaccrual loans are included in the average balance; however, these loans are not earning any interest.

(4)	Includes loan fees of $476, $615, and $578 for the three months ended March 31, 2009, March 31, 2008, and December 31, 2008, respectively.

(5)	The following table reconciles reported net interest income on a tax equivalent basis for the periods presented (in thousands):

	For the three months ended,
	March 31,	March 31,	December 31,
	2009	2008	2008
Net interest income	$21,102	$22,216	$19,832
Tax equivalent adjustment to net interest income	357	892	363

Net interest income, tax equivalent basis	$21,459	$23,108	$20,195

(6) Includes construction loans.
          Net interest income is the difference between interest income and fees on earning assets and interest expense on deposits and borrowings. Net interest margin represents net interest income on a tax equivalent basis as a percentage of average earning assets during the period.
     Net interest income decreased by $1.1 million, or 5.0%, to $21.1 million in the first quarter of 2009 compared to the same period in 2008 but increased by $1.3 million, or 6.4%, compared to the previous quarter. The net interest margin, on a tax equivalent basis, increased to 2.63% compared to 2.51% for the prior quarter, mainly due to average rates paid on interest-bearing liabilities falling more than the yields on earning assets. Compared to the first quarter of 2008, the net interest margin decreased to 2.63% from 2.82%, largely as a result of lower yields on earning-assets due to the drops in prime rate in the previous year.
          Trends in average earning assets include:
•	Yields on average earning assets decreased by 109 basis points in the first quarter of 2009 compared to the first quarter of 2008, and average balances of earning assets decreased by $8.4 million. Yields on average earning assets decreased by 26 basis points compared to the fourth quarter of 2008, but average balances of earning assets increased by $49.5 million.

•	Average yields on loans for the first quarter of 2009 decreased by 121 basis points to 5.44% compared to the same period in 2008 and decreased by 26 basis points compared to the prior quarter. This decline in yields was primarily due to the re-pricing of the variable rate loans resulting from decreases in the prime rate. Beginning in the fourth quarter of 2008, most new and renewing variable rate loans have floors in place to help mitigate future decreases in market rates. The rate floors of most renewing variable rate loans are expected to be set above the previous rates of those loans. Average loans were $83.9 million higher in the quarter ended March 31, 2009 than the same period in 2008. Compared to the fourth quarter of 2008, average loan balances increased $44.0 million.

•	Yields on average securities decreased 96 basis points, mainly due to the decrease in dividends on FNMA and FHLMC preferred stock. Average securities balances decreased by $77.6 million in the first quarter of 2009 compared to the similar period in 2008, primarily the result of the impairment charges on FNMA and FHLMC preferred stock. Yields on average securities decreased by 40 basis points compared to the fourth quarter of 2008, while average balances decreased by $19.5 million.
          Trends in average interest-bearing liabilities include:
•	The Company’s cost of funds decreased by 103 and 37 basis points compared to the same period of 2008 and, the last quarter of 2008, respectively, mainly due to the drop in prime and LIBOR rates. Average interest-bearing liabilities increased by $25.8 million for the first quarter of 2009 compared to the first quarter of 2008 but decreased slightly by $2.1 million compared to the prior quarter.

•	Average interest-bearing deposits increased by $44.4 million while average rates decreased 109 basis points for the first quarter of 2009 compared to the similar period of 2008. Average rates paid on interest-bearing deposits decreased by 34 basis points and average balances decreased by $5.0 million compared to the fourth quarter of 2008.

•	Average interest-bearing demand deposit, money market, and savings accounts increased by $14.0 million compared to the fourth quarter of 2008 but decreased by $103.5 million compared to the first quarter of 2008.

•	The costs of average borrowings decreased by 86 basis points in the first quarter of 2009 compared to the same period in 2008, while average balances decreased by $18.6 million. Average borrowings increased slightly by $2.9 million in the first quarter of 2009 over the last quarter of 2008, while yields decreased by 44 basis points to 3.58%, largely due to decreases in short-term LIBOR rates.

•	At the end of the first quarter of 2008, the Company prepaid $130.0 million in FHLB advances at a weighted average rate of 4.94% and recognized a loss on the early extinguishment of debt of $7.1 million. The Company replaced these borrowings at a weighted average rate of approximately 2.57%. Average rates paid on FHLB advances decreased by 108 basis points in the first quarter of 2009 compared to the same period in 2008.
Noninterest Income
          Set forth below is a summary of the first quarter 2009 noninterest income activity compared to the first and fourth quarters of 2008.
•	Noninterest income was $3.3 million for the three months ended March 31, 2009 compared to $3.7 million for the fourth quarter of 2008 and $1.8 million for the same period in 2008, which includes significant transactions described below.

•	The Company recognized an impairment charge on securities of $17.6 million and a gain on the sale of property of $15.2 million in the first quarter of 2008. Excluding the impairment charge on securities and the gain on the sale of property, noninterest income was $4.2 million for the first quarter of 2008.

•	The annualized noninterest income to average assets ratio was 0.37% for the three months ended March 31, 2009 compared to 0.20% for the same period in 2008 and 0.41% for the three months ended December 31, 2008. Excluding the impairment charge on securities and the gain on the sale of property, the annualized noninterest income to average assets ratio was 0.46% for the first quarter of 2008.

•	Service charges on deposits decreased slightly by $69,000, or 3.5%, to $1.9 million in the first quarter of 2009 compared to the first quarter of 2008, largely due to the decrease in core deposits, and remained flat compared to the fourth quarter of 2008.

•	Trust income decreased by $167,000 in the first quarter of 2009 compared to the same period in 2008 but increased by $41,000 compared to the fourth quarter of 2008. Trust assets under management fell from $253.7 million at March 31, 2008 to $146.4 million at March 31, 2009, partially due to market value decreases and loss of accounts. Trust income is largely based on a percentage of assets under management.

•	Insurance and brokerage commissions for the three months ended March 31, 2009 were down $240,000, or 42.9%, compared to the similar period in 2008, mostly due to the difficult economy, but were basically at the same level as the fourth quarter of 2008.

•	Income from the increase in the cash surrender value of life insurance for the three months ended March 31, 2009 was approximately at the same level as the three months ended March 31, 2008 but was $33,000 lower than the fourth quarter of 2008.
Noninterest Expenses
          Set forth below is a summary of the first quarter 2009 noninterest expenses compared to the first quarter and fourth quarters of 2008.
•	Total noninterest expenses decreased 23.9%, or $6.8 million, to $21.8 million during the first quarter of 2009 compared to $28.6 million for the similar period in 2008. The Company recognized a loss on the early extinguishment of debt of $7.1 million resulting from the prepayment of $130.0 million in advances from the FHLB in the first quarter of 2008.

•	In comparison to the fourth quarter of 2008, total noninterest expenses decreased $3.9 million, or 15.3%, mainly as a result of lower salaries and benefits and professional services expenses.

•	The annualized noninterest expenses to average assets ratio was 2.42% for the three months ended March 31, 2009 lower that the 3.12% for the same period in 2008 and 2.85% for the three months ended December 31, 2008. Excluding the loss on the early extinguishment of debt and merger related charges, the annualized noninterest expenses to average assets ratio was 2.33% for the first quarter of 2008.

•	Salaries and benefits expense decreased by $2.0 million, or 15.0%, during the first quarter of 2009 compared to the first quarter of 2008 and by $2.7 million, or 19.8%, compared to the fourth quarter of 2008, which was due in large part to the difference in first quarter 2009 officer incentive expense including the reversal of $850,000 accrued in prior periods. This reversal was related to a reduction in previously planned staff bonuses and a recent decision to forego all 2008 bonuses for executive officers.

•	Occupancy and equipment expense increased by $346,000, or 11.9%, to $3.2 million during the first quarter of 2009 compared to the similar period in 2008, mainly as a result of increased building rent and furniture and equipment maintenance expenses, but decreased by $266,000, or 7.6%, compared to the fourth quarter of 2008, mainly due to decreased building maintenance and furniture and equipment depreciation and maintenance expenses.

•	Professional services expense rose by $564,000, or 36.7%, to $2.1 million in the first quarter of 2009 compared to the first quarter of 2008. Professional services expense decreased by

$1.1 million, or 35.1%, compared to the fourth quarter of 2008 due to expenses related to legal, printing and consulting fees associated with the TARP and other capital raising efforts in the fourth quarter of 2008.

•	Foreclosed properties expense increased $340,000 and $279,000 in the first quarter of 2009 compared to the first and fourth quarters of 2008, respectively, as a result of an increase in foreclosed assets as well as sales. Foreclosed properties increased by $6.5 million and $16.0 million compared to December 31, 2008 and March 31, 2008, respectively, due to the continued deterioration of economic conditions.

•	Marketing expenses were $112,000 higher in the first quarter of 2009 compared to the same period in 2008 but $154,000 lower than in the fourth quarter of 2008.

•	The Company is focused on identifying corporate-wide cost savings opportunities. It is looking to in-source certain key functions to reduce professional fees and is tightening discretionary spending.
Income Taxes
          The Company recorded an income tax benefit of $5.0 million, or 48.4% of income before income taxes, and $4.6 million, or 45.9% of income before income taxes, for the quarters ended March 31, 2009 and 2008, respectively. The change in the effective tax rate is attributed to the amount of pre-tax income and the level of tax credits and tax-exempt income. The Company’s marginal tax rate is approximately 40%.
          The difference between the provision for income taxes in the consolidated financial statements and amounts computed by applying the current federal statutory income tax rate of 35% to income before income taxes is reconciled as follows:

	Three Months Ended March 31,
	2009		2008
	(In thousands)
Income taxes computed at the statutory rate	$(3,611)	35.0%	$(3,501)	35.0%
Tax-exempt interest income on securities and loans	(229)	2.2	(197)	2.0
General business credits	(609)	5.9	(130)	1.3
State income taxes, net of federal tax benefit due to state operating loss	(523)	5.1	(732)	7.3
Life insurance cash surrender value increase, net of premiums	(293)	2.8	(300)	3.0
Dividends received deduction	—	—	(301)	3.0
Nondeductible costs and other, net	269	(2.6)	574	(5.7)

Benefit for income taxes	$(4,996)	48.4%	$(4,587)	45.9%

Financial Condition
          Set forth below are some balance sheet highlights at March 31, 2009 compared to December 31, 2008 and March 31, 2008.
•	Total assets increased $142.9 million to $3.7 billion, or 4.0%, at March 31, 2009 compared to year end 2008 but decreased $17.4 million compared to March 31, 2008.

•	Total loans increased $81.3 million to $2.6 billion at March 31, 2009 compared to year end 2008 and increased $123.3 million over the first quarter of 2008. Loan growth in the first quarter 2009 was facilitated in large part by the new capital raised in December 2008 under the TARP program.

•	Deposits increased by $131.2 million to $2.5 billion at March 31, 2009 compared to year end 2008 and increased by $139.3 million when compared to March 31, 2008. A successful retail certificate of deposit campaign produced over $100.0 million of new deposits.
          Set forth below are some highlights regarding asset quality at March 31, 2009 compared to December 31, 2008 and March 31, 2008.
•	Nonaccrual loans were 3.10% of total loans at March 31, 2009, up from 2.43% of total loans at year end and 1.90% at March 31, 2008.

•	Foreclosed properties increased from $12.0 million at year end to $18.5 million at March 31, 2009, mainly due to downturns of two loan relationships.

•	Loan delinquencies of 30-89 days were 1.48% of loans at March 31, 2009, up from 1.03% at December 31, 2008 and 0.82% at March 31, 2008, caused by the continued deterioration of economic conditions.

•	Nonperforming assets were 2.96% of total assets at March 31, 2009, up from 2.36% at year end and 1.33% at March 31, 2008, as a result of the increase in nonaccrual loans and foreclosed properties.

•	The allowance for loan losses was 2.05% of total loans as of March 31, 2009, versus 1.77% at year end 2008 and 0.82% at March 31, 2008, due to a $13.0 million provision in the first quarter of 2009.

•	The allowance for loan losses was 0.66 times nonaccrual loans at March 31, 2009, 0.73 at year end, and 0.43 for the corresponding period of 2008.
Loans
          The following table sets forth the composition of the Company’s loan portfolio on a source of repayment basis as of the indicated dates.

	March 31,		December 31,
	2009		2008
		% of Gross		% of Gross
	Amount	Loans	Amount	Loans
	(Dollars in thousands)
Commercial	$1,106,164	42.7%	$1,090,078	43.3%
Construction	373,112	14.4	366,178	14.6
Commercial real estate	773,934	29.9	729,729	29.1
Home equity	213,473	8.2	194,673	7.8
Other consumer	6,327	0.2	6,332	0.3
Residential mortgage	118,792	4.6	123,161	4.9

Total loans, gross	2,591,802	100.0%	2,510,151	100.0%
Net deferred fees	(754)		(392)

Total loans, net	$2,591,048		$2,509,759

          Total loans increased $81.3 million to $2.6 billion at March 31, 2009 from December 31, 2008, which the Company will continue to moderate through pricing discipline. Set forth below are other highlights of the loan portfolio.
•	Commercial loans increased $16.1 million to $1.1 billion, or 42.7% of the loan portfolio, as of March 31, 2009 from December 31, 2008.

•	Construction loans increased by $6.9 million to $373.1 million, or 14.4% of the loan portfolio, as of March 31, 2009 from $366.2 million and 14.6% at December 31, 2008.

•	Commercial real estate loans increased by $44.2 million to $773.9 million, or 29.9% of the loan portfolio, as of March 31, 2009 from $729.7 million and 29.1% at year end.

•	Home equity loans increased by $18.8 million to $213.5 million, or 8.2% of the loan portfolio, as of March 31, 2009 from $194.7 million at year end.

•	Residential mortgage loans decreased by $4.4 million to $118.8 million as of March 31, 2009 from $123.2 million at year end.

•	The Company does not hold any sub-prime loans in its portfolio.
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
          Following is a summary of activity in the allowance for loan losses for the three months ended March 31, 2009 and 2008 (in thousands):

	2009	2008
Balance at beginning of period	$44,432	$26,748
Provision charged to operations	13,000	5,400

Loans charged off	(4,819)	(12,250)
Recoveries	398	446

Net loans (charged off) recoveries	(4,421)	(11,804)

Balance at end of period	$53,011	$20,344

          A provision for loan losses of $13.0 million was taken for the first quarter of 2009 compared to $5.4 for the similar period in 2008, reflecting management’s updated assessments of impaired loans and concerns about the continued deterioration of economic conditions. The Company had net charge-offs of $4.4 million for the first quarter of 2009 compared to $11.8 million for the same period in 2008. During the first quarter of 2009, the Company charged off $4.4 million on loans to a long-term commercial customer who was adversely affected by the current economic conditions. At March 31, 2008, the Company charged off $10.8 million of balances related to the Large Problem Credit eliminating a substantial portion of the specific loan loss allowance previously allocated to this credit.
          The Company had a reserve for losses on unfunded commitments of $1.3 million at March 31, 2009, up from $1.1 million at December 31, 2008 and $585,000 at March 31, 2008.

          The following table sets forth certain asset quality ratios related to the allowance for loan losses on a quarter-to-date basis as of the indicated dates.

	March 31,		December 31,		March 31,
	2009		2008		2008
Net loans charged off to average loans during quarter	0.70%		2.39%		1.93%
Provision for loan losses to total loans	2.03		3.17		0.88
Allowance for loan losses to total loans	2.05		1.77		0.82
Allowance to nonaccrual loans	0.66	x	0.73	x	0.43	x
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

Nonaccrual Loans and Nonperforming Assets
          Nonaccrual loans increased by $19.2 million to $80.3 million at March 31, 2009 from December 31, 2008. The commercial loan portfolio experienced the most duress in the first quarter of 2009 with nonaccrual commercial loans increasing by $12.6 million, mostly due to the following three credits:
•	a $6.5 million loan to a company that markets to real estate agents and brokers that has been negatively affected by the real estate downturn;

•	a $2.8 million loan relationship with an energy company currently operating under a forebearance agreement; and

•	a $2.8 million loan relationship with a full-service tradeshow display company where the recent death of the principal caused a disruption in its business operations. This borrower is currently operating under a forebearance agreement.
          Foreclosed properties were $18.5 million at March 31, 2009, an increase of $6.5 million compared to year end mainly due to two loan relationships: $5.1 million related to multiple properties including vacant land parcels and an office building and $995,000 related to residential property. Nonperforming assets were $109.9 million at March 31, 2009 compared to $84.1 million at December 31, 2008. The Company had $11.0 million in troubled-debt restructuring to one borrower as of March 31, 2009 and December 31, 2008. These troubled-debt restructured loans were still accruing and no specific allowance was allocated to them at March 31, 2009.
          The following table sets forth information on the Company’s nonaccrual loans and nonperforming assets as of the indicated dates.

	March 31,	December 31,	March 31,
	2009	2008	2008
	(Dollars in thousands)
Impaired and other loans 90 days past due and accruing	$—	$—	$—

Nonaccrual loans	$80,332	$61,104	$46,916
Troubled-debt restructuring	11,006	11,006	—

Total nonperforming loans	91,338	72,110	46,916
Foreclosed properties	18,534	12,018	2,527

Total nonperforming assets	$109,872	$84,128	$49,443

Nonaccrual loans to loans	3.10%	2.43%	1.90%
Nonperforming assets to loans and foreclosed properties	4.21	3.34	2.00
Nonperforming assets to assets	2.96	2.36	1.33
          In addition to the loans summarized above, at March 31, 2009 and December 31, 2008, the Company had $81.3 million and $71.0 million of loans currently performing that have been internally assigned higher credit risk ratings. The higher risk ratings are primarily due to internally identified specific or collective credit characteristics including decreased capacity to repay loan obligations due to adverse market conditions, a lack of borrower or guarantor’s capital capacity and reduced collateral valuations securing the loans as a secondary source of repayment. These loans continue to accrue interest. Management does not expect losses on these loans, but recognizes that a higher level of scrutiny is prudent under the circumstances.

Securities
          The Company manages its securities portfolio to provide a source of both liquidity and earnings. The investment policy is developed in conjunction with established asset/liability committee directives. The investment policy of is reviewed by senior management of the Company in terms of its objectives, investment guidelines and consistency with overall Company performance and risk management goals. The investment policy is formally reviewed and approved annually by the Board of Directors. The asset/liability committee of is responsible for reporting and monitoring compliance with the investment policy. Reports are provided to the asset/liability committee and the Board of Directors of the Company on a regular basis.
          The following tables set forth the composition of the securities portfolio by major category as of March 31, 2009.

	March 31, 2009
	Held-to-Maturity		Available-for-Sale		Total
							% of
	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized
	Cost	Value	Cost	Value	Cost	Value	Cost
	(Dollars in thousands)
U.S. Treasury and obligations of U.S. government-sponsored entities	$—	$—	$316,365	$317,791	$316,365	$317,791	44.3%
Obligations of states and political subdivisions	1,251	1,282	57,283	58,338	58,534	59,620	8.2
Mortgage-backed securities	27,831	28,316	289,680	295,134	317,511	323,450	44.4
Equity securities	—	—	2,749	1,007	2,749	1,007	0.4
Other bonds	—	—	19,135	13,588	19,135	13,588	2.7

Total	$29,082	$29,598	$685,212	$685,858	$714,294	$715,456	100.0%

          Securities available-for-sale are carried at fair value, with related unrealized net gains or losses, net of deferred income taxes, recorded as an adjustment to equity capital. At March 31, 2009, unrealized gains on securities available-for-sale were $646,000, or $390,000 net of taxes, compared to unrealized losses of $2.4 million, or $1.4 million net of taxes, at December 31, 2008.
          Securities available-for-sale increased by $63.9 million, or 10.3%, to $685.9 million at March 31, 2009 from $621.9 million at December 31, 2008. Set forth below are other highlights of the securities portfolio.
•	U.S. Treasury and obligations of U.S. government-sponsored entities increased by $52.4 million to $317.8 million, or 44.3% of the portfolio, at March 31, 2009 compared to $265.4 million at year end. At March 31, 2009, obligations of U.S. government-sponsored entities included $272.9 million of callable debentures with maturities ranging from approximately five to nine years and next call dates ranging from fifteen days to five months.

•	U.S. government agency and government-sponsored entity mortgage-backed securities increased $11.5 million, from $283.7 million at December 31, 2008 to $295.1 million at March 31, 2009.

•	Equity securities increased $77,000 to $1.0 million at March 31, 2009 from December 31, 2008 as a result of the slight increase in fair market value. Equity securities included capital securities of U.S. government-sponsored entities.

•	Other bonds decreased by $1.7 million, or 10.9%, to $13.6 million at March 31, 2009 from $15.2 million at December 31, 2008 as a result of the decline in fair market value.

•	The securities portfolio does not contain any sub-prime or Alt-A mortgage-backed securities.

          Securities held-to-maturity decreased $1.2 million, or 3.9%, from $30.3 million at December 31, 2008 to $29.1 million at March 31, 2009, as a result of principal payments received. There were no trading securities held at March 31, 2009 or December 31, 2008.
          Certain available-for-sale securities were temporarily impaired at March 31, 2009, primarily due to changes in interest rates as well as current economic conditions that appear to be cyclical in nature. With respect to the largest unrealized loss position, the Company has approximately 157% senior collateral coverage related to this security. The unrealized losses on equity securities relate to the preferred equity securities issued by FNMA and FHLMC which were rated Ca and C by Moody’s and S&P, respectively, as of March 31, 2009. The dividend on these equity securities has been suspended. The Company has both the intent and ability to hold each of the temporarily impaired securities for the time necessary to recover its amortized cost. See Note 3 — Securities to the unaudited consolidated financial statements for more details.
Cash Surrender Value of Life Insurance
          The Company’s holdings in bank-owned life insurance (“BOLI”) increased by $842,000 during the first quarter of 2009 compared to year end from regular monthly increases in cash surrender values recognized as noninterest income. The BOLI is intended to produce revenue and offset a portion of future Supplemental Executive Retirement Plan liabilities and other employee benefit plan liabilities.
Deposits and Borrowed Funds
          The following table sets forth the composition of the Company’s deposits as of the indicated dates.

	March 31,	December 31,
	2009	2008
	(In thousands)
Noninterest-bearing demand	$343,422	$334,495

Interest-bearing demand	176,049	176,224
Money-market	227,114	208,484
Savings	133,755	129,101
Certificates of deposit less than $100,000	799,908	689,896
Certificates of deposit of $100,000 or more	452,996	435,687
Brokered certificates of deposit	410,761	438,904

Total interest-bearing deposits	2,200,583	2,078,296

Total	$2,544,005	$2,412,791

Total core deposits (1)	$880,340	$848,304

(1)	Consists of noninterest-bearing and interest-bearing demand, money market, and savings.
          Total deposits of $2.5 billion at March 31, 2009 represented an increase of $131.2 million, or 5.4%, from December 31, 2008. Changes in the Company’s deposits are noted below.
•	Noninterest-bearing deposits were $343.4 million at March 31, 2009, $8.9 million more than the $334.5 million level at December 31, 2008.

•	Interest-bearing deposits increased 5.9%, or $122.3 million to $2.2 billion at March 31, 2009 compared to December 31, 2008.

•	Core deposits, which consist of demand deposit, interest-bearing demand deposit, money market, and savings accounts, increased $32.0 million to $880.3 million at March 31, 2009 from $848.3 million at December 31, 2008 due to strong sales efforts.

•	Certificates of deposit under $100,000 increased $110.0 million, or 15.9%, from

December 31, 2008 to $799.9 million at March 31, 2009, as a result of successful promotions during the first quarter of 2009 producing over $100.0 million of new deposits at rates of 2.25% to 3.50%.

•	Certificates of deposit over $100,000 increased by $17.3 million from December 31, 2008 to $453.0 million at March 31, 2009.

•	Certificates of deposits through the CDARS and Internet networks were $76.9 million at March 31, 2009 compared to $41.6 million at December 31, 2008. These networks allow the Company to access other deposit funding sources.

•	Brokered certificates of deposit decreased $28.1 million, or 6.4%, to $410.8 million at March 31, 2009 compared to year end 2008. The brokered certificates of deposit are comprised of underlying certificates of deposits in denominations of less than $100,000.
          The Company continues to participate in the FDIC’s Temporary Liquidity Guarantee Program. This program consists of two components. The first is the Transaction Account Guarantee Program where all noninterest-bearing transaction deposit accounts, including all personal and business checking deposit accounts, and NOW accounts, which are capped at a rate no higher than 0.50%, are fully guaranteed, through December 31, 2009, regardless of dollar amount. All other deposit accounts continue to be covered by the FDIC’s expanded deposit insurance limit of $250,000 through December 31, 2009. The second component is the Debt Guarantee Program, which guarantees newly issued senior unsecured debt. The Company has not issued any such debt.
          In 2009, the FDIC increased premium assessments to maintain adequate funding of the Deposit Insurance Fund. Assessment rates set by the FDIC, effective December 5, 2008, range from 5 to 43 basis points. These increases in premium assessments will increase the Company’s expenses.
          On February 27, 2009, the FDIC board agreed to impose an emergency special assessment of 20 basis points on all banks to restore the Deposit Insurance Fund to an acceptable level. The assessment, which will be payable on September 30, 2009, is in addition to a planned increase in premiums and a change in the way regular premiums are assessed, which the board also approved on that date. The cost of this emergency special assessment to the Company is projected to be $5.0 million based on December 31, 2008 data. Based on current political and economic environments and concerns about the effects of this special assessment on the industry and economy, several proposals have been published to change or at least reduce the amount of the assessment.
          The Company competes for core deposits in the heavily-banked Chicago Metropolitan Statistical Area. Competitive pricing has made it difficult to maintain and grow these types of deposits. The level of competition for core deposits is not expected to ease in the near term. To overcome this challenge, the Company has changed and expanded staffing and management at its banking centers and initiated a number of customer outreach initiatives. The Company is also pursuing a new on-line account opening process to facilitate the growth of core deposit relationships.
          The Company’s recent campaigns include certificates of deposit promotions and core product promotions. In conjunction with this strategy, the Bank’s retail incentive program has shifted its focus to relationship building, with incentives being paid for cross-selling achievements. Relationship building, along with a continued focus on providing excellent customer service, is key to solidifying and growing the Bank’s customer base.

          Borrowed funds are summarized below:

	March 31,	December 31,
	2009	2008
	(In thousands)
Federal funds purchased	$55,000	$—
Revolving note payable	8,600	8,600
Securities sold under agreements to repurchase	297,650	297,650
Federal Home Loan Bank advances	340,000	380,000
Junior subordinated debentures	60,807	60,791
Subordinated debt	15,000	15,000
Term note payable	55,000	55,000

Total	$832,057	$817,041

          The Company utilizes securities sold under repurchase agreements as a source of funds that do not increase the Company’s reserve requirements. The Company had $297.7 million in securities sold under repurchase agreements at March 31, 2009 and December 31, 2008. These repurchase agreements are with primary dealers and have maturities of approximately eight to ten years with call provisions ranging from three months to one year.
          The Bank is a member of the FHLB. At March 31, 2009, total FHLB advances were $340.0 million compared to $380.0 million at year end. Such advances have maturities ranging from approximately eight to nine years and various call provisions ranging from three months to two years. The Company has collateralized the advances with various securities totaling $102.0 million and a blanket lien arrangement on its first mortgage and home equity loans at March 31, 2009.
          The Company’s credit agreements with a correspondent bank at March 31, 2009 consisted of a revolving line of credit, a term note loan, and subordinated debenture in the amounts of $8.6 million, $55.0 million, and $15.0 million, respectively.
          The revolving line of credit had a maximum availability of $25.0 million, an interest rate of one-month LIBOR plus 155 basis points, and matures on April 3, 2009. In April 2009, the Company renewed the revolving line of credit for sixty days with a maximum availability of $15.0 million and an interest rate of one-month LIBOR plus 155 basis points with an interest rate floor of 4.25%.
          The term note had an interest rate of one-month LIBOR plus 155 basis points at March 31, 2009 and matures on September 28, 2010. The subordinated debt had an interest rate of one-month LIBOR plus 350 basis points at March 31, 2009, matures on March 31, 2018, and qualifies as Tier 2 capital.
          The revolving line of credit and term note included the following covenants at March 31, 2009: (1) the Bank must not have nonperforming loans (loans on nonaccrual status and 90 days or more past due and troubled-debt restructured loans) in excess of 3.00% of total loans, (2) the Bank must report a quarterly profit, excluding charges related to acquisitions, and (3) the Bank must remain well capitalized. At March 31, 2009, the Company was in violation of two of these debt covenants, (1) and (2), and is currently seeking covenant waivers. It is also negotiating with the lender for a renewal of the revolving line of credit for a longer period and for revisions to other terms of both loans, including the covenants. In connection therewith the Company has agreed to provide additional information, including credit quality projections, to the lender. Management expects that the Company will also violate the nonperforming loans covenant in future quarters unless the credit agreements are renegotiated. If the lender does not waive the covenant violations, $8.6 million outstanding under the revolving line of credit and $55.0 million outstanding under the term loan would become due.

     As previously reported, the Company sought covenant waivers on two occasions since December 31, 2007. The lender waived a covenant violation in the first quarter of 2008 resulting from the Company’s net loss recognized in that period. On March 4, 2009, the lender waived a covenant violation in the third quarter of 2008 resulting from the Company’s net loss recognized in that period, contingent upon the Company making accelerated principal payments under the aforementioned term loan agreement in the amounts and on or prior to the dates shown below:
     July 1, 2009 — $5.0 million
     October 1, 2009 — $5.0 million
     January 4, 2010 — $5.0 million
     Previously, no principal payments were due under the term loan agreement until the final maturity date of September 28, 2010. The waiver further provides that if the Company raises $15.0 million in new capital pursuant to an offering of common or convertible preferred stock, then the Company shall not be obligated to make any of the accelerated principal payments specified above that fall due after the date on which the Company receives such $15.0 million in new capital until the final maturity date of September 28, 2010. The Company believes it has the capacity to satisfy all of the payment obligations outlined above.
Capital Resources
          Stockholders’ equity decreased $4.8 million from December 31, 2008 to $301.1 million at March 31, 2009. Total capital to average risk-weighted assets decreased to 9.2% at March 31, 2009 from 10.1% at December 31, 2008, primarily as a result of the decrease in Tier 1 capital.
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
          The Bank was categorized as well capitalized as of March 31, 2009. Management is not aware of any conditions or events since the most recent regulatory notification that would change the Company’s or the Bank’s categories.

          The risk-based capital information for the Company is as follows:

	March 31,	December 31,
	2009	2008
	(In thousands)
Risk-weighted assets	$2,952,556	$2,878,087
Average assets	3,648,873	3,590,313
Capital components:
Stockholders’ equity	$301,070	$305,834
Plus: Guaranteed trust preferred securities	59,000	59,000
Less: Core deposit and other intangibles, net	(14,110)	(14,683)
Less: Goodwill	(78,862)	(78,862)
Plus: Qualifying minority interest in consolidated subsidiary	94	—
Less: Disallowed tax assets	(47,554)	(32,748)
Less: Unrealized (gains) losses on securities, net of tax	(390)	1,449
Plus: Unrealized losses on equity securities, net of tax	(1,055)	(1,117)

Tier I capital	218,193	238,873
Allowance for loan losses	53,011	44,432
Reserve for unfunded commitments	1,300	1,068
Disallowed allowance	(17,190)	(9,406)
Qualifying subordinated debt	15,000	15,000

Total risk-based capital	$270,314	$289,967

          Capital levels and minimum required levels:

	At March 31, 2009
			Minimum Required		Minimum Required
	Actual		for Capital Adequacy		to be Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Total capital to risk-weighted assets Company	$270,314	9.2%	$236,204	8.0%	n/a	n/a
Midwest Bank and Trust Company	309,248	10.5	235,316	8.0	$294,146	10.0%

Tier I capital to risk-weighted assets Company	218,192	7.4	118,102	4.0	n/a	n/a
Midwest Bank and Trust Company	221,263	7.5	117,658	4.0	176,487	6.0

Tier I capital to average assets Company	218,192	6.0	145,955	4.0	n/a	n/a
Midwest Bank and Trust Company	221,263	6.1	145,216	4.0	181,520	5.0

	At December 31, 2008
			Minimum Required		Minimum Required
	Actual		for Capital Adequacy		to be Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Total capital to risk-weighted assets Company	$289,967	10.1%	$230,247	8.0%	n/a	n/a
Midwest Bank and Trust Company	301,993	10.5	229,244	8.0	$286,555	10.0%

Tier I capital to risk-weighted assets Company	238,873	8.3	115,123	4.0	n/a	n/a
Midwest Bank and Trust Company	236,054	8.2	114,622	4.0	171,933	6.0

Tier I capital to average assets Company	238,873	6.7	143,613	4.0	n/a	n/a
Midwest Bank and Trust Company	236,054	6.6	143,000	4.0	178,750	5.0

Liquidity
          The Company manages its liquidity position with the objective of maintaining access to sufficient funds to respond to the needs of depositors and borrowers and to take advantage of earnings enhancement opportunities. At March 31, 2009, the Company had cash and cash equivalents of $58.3 million. The Company expanded its effective liquidity management during the first quarter of 2009. The Bank’s liquidity position supported strong asset growth while liquid assets, including cash held at the Federal Reserve Bank and unencumbered securities, improved by $137.7 million or 3.8 times the amount as of December 31, 2008.
          In addition to the normal cash flows from its securities portfolio, and repayments and maturities of loans and securities, the Company utilizes other short-term, intermediate-term and long-term funding sources such as securities sold under agreements to repurchase and overnight funds purchased from correspondent banks.
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
          The Company monitors and manages its liquidity position on several levels, which include estimated loan funding requirements, estimated loan payoffs, securities portfolio maturities or calls, and anticipated depository buildups or runoffs.
          Certain available-for-sale securities were temporarily impaired at March 31, 2009, primarily due to changes in interest rates as well as current economic conditions that appear to be cyclical in nature. The Company has both the intent and ability to hold each of the temporarily impaired securities for the time necessary to recover its amortized cost. See Note 3 — Securities to the unaudited consolidated financial statements for more details. The Company’s liquidity position is further enhanced by monthly principal and interest payments received from a majority of the loan portfolio.
          The Company’s cash flows are comprised of three classifications: cash flows from operating activities, cash flows from investing activities, and cash flows from financing activities. See Statement of Cash Flows in the Consolidated Financial Statements.
          The Company continues to seek opportunities to diversify the customer base, enhance the product suite, and improve the overall liquidity position. The Company has developed analytical tools to help support the overall liquidity forecasting and contingency planning. In addition, the Company has developed a more efficient collateral management process which will further strengthen the Bank’s liquidity.

ITEM 3 — QUANTITATIVE AND QUALITATIVE DISCLOSURES
ABOUT MARKET RISK
Interest Rate Sensitivity Analysis
          The Company performs a net interest income analysis as part of its asset/liability management practices. Net interest income analysis measures the change in net interest income in the event of hypothetical parallel shifts in interest rates. This analysis assesses the risk of change in net interest income in the event of sudden and sustained 1.0% and 2.0% increases in market interest rates. The table below presents the Company’s projected changes in net interest income for the various rate shock levels at March 31, 2009 and December 31, 2008, respectively. As result of current market conditions, 1.0% and 2.0% decreases in market interest rates are not applicable for either time period as those decreases would result in some interest rate assumptions falling below zero. Nonetheless, the Company’s net interest income could decline in those scenarios as yields on earning assets could continue to adjust downward.

	Change in Net Interest Income Over One Year Horizon
					Guideline
	March 31, 2009		December 31, 2008		Maximum
	Dollar	%	Dollar	%	%
	Change	Change	Change	Change	Change
	(Dollars in thousands)
+200 bp	$6,989	8.10%	$6,274	8.23%	(10.0)%
+100 bp	3,202	3.71	2,850	3.74	—
-100 bp	N/A	N/A	N/A	N/A	—
-200 bp	N/A	N/A	N/A	N/A	(10.0)
          As shown above, at March 31, 2009, the effect of an immediate 200 basis point increase in interest rates would increase the Company’s net interest income by 8.10%, or $7.0 million. Overall net interest income sensitivity remains within the Company’s and recommended regulatory guidelines.
          In a rising rate environment, yields on floating rate loans and investment securities are expected to re-price upwards more quickly than the cost of funds.

ITEM 4 — CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
          As of the end of the period covered by this report, an evaluation was performed under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer of the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 240.13a-15(e)). Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2009 to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms.
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

•	The failure of assumptions underlying the establishment of the allowance for loan losses and estimation of values of collateral or cash flow projections and various financial assets and liabilities;

•	Volatility of rate sensitive deposits;

•	Operational risks, including data processing system failures or fraud;

•	Liquidity risks;

•	The ability to successfully acquire low cost deposits or funding;

•	The ability to successfully execute strategies to increase noninterest income;

•	Changes in the economic environment, competition, or other factors that may influence the anticipated growth rate of loans and deposits and the quality of the loan portfolio and loan and deposit pricing;

•	The impact from changes in federal and state tax laws relating to certain tax structures of the Company including an 80/20 company which holds a portion of the Company’s securities portfolio and a real estate investment trust which holds certain real estate loans previously held by the Bank;

•	The impact from liabilities arising from legal or administrative proceedings on the financial condition of the Company;

•	The ability of the Bank to pay dividends to the Company;

•	The Company’s ability to pay cash dividends on its common and preferred stock;

•	The Company’s ability to negotiate waivers for its March 31, 2009 loan covenant violations;

•	Possible administrative or enforcement actions of banking regulators in connection with any material failure of the Company or the Bank to comply with banking laws, rules or regulations;

•	Possible administrative or enforcement actions of the SEC in connection with the SEC inquiry of the restatement of the Company’s September 30, 2002 financial statements;

•	Governmental monetary and fiscal policies, as well as legislative and regulatory changes, that may result in the imposition of costs and constraints on the Company through higher FDIC insurance premiums, significant fluctuations in market interest rates, increases in capital requirements, and operational limitations;

•	Changes in general economic or industry conditions, nationally or in the communities in which the Company conducts business;

•	Changes in accounting principles, policies, or guidelines affecting the business conducted by the Company;

•	The impact of possible future non-cash goodwill impairment charges;

•	The effects of increased deposit insurance premiums;

•	Acts of war or terrorism; and

•	Other economic, competitive, governmental, regulatory, and technical factors affecting the Company’s operations, products, services, and prices.
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
          As of March 31, 2009, the Company currently had a $25.0 million short-term revolving line of credit and $55.0 million term note with a single lender; $8.6 million was outstanding under the revolving line of credit and $55.0 million was outstanding under the term loan. These loans are secured by the stock of the Bank.
          The Company is obligated to meet certain covenants under the loan agreement relating to these loans. A breach of any of these covenants could result in a default under both of the loan agreements. Upon the occurrence of an event of default, all amounts outstanding under the loan agreements could become immediately due and payable and its lender could terminate all commitments to extend further credit. The lender also could, at their option, increase the interest rate on those loans by 300 basis points. If the Company is unable to repay those amounts, the lender could proceed against the collateral granted to it to secure that indebtedness. If the lender accelerates the repayment of borrowings, we may not have sufficient assets to make the payments when due.
          The revolving line of credit matures on April 3, 2009 and the term loan matures on September 28, 2010. In April 2009, the Company renewed the revolving line of credit for sixty days with a maximum availability of $15.0 million and an interest rate of one-month LIBOR plus 155 basis points with an interest rate floor of 4.25%. Neither loan agreement includes a commitment to refinance the remaining outstanding balance of the loans when they mature and there is no guarantee that the lender will renew its loans on the maturity dates. Refusal to provide renewals or refinancing opportunities would cause the Company’s indebtedness to become immediately due and payable upon the contractual maturity of such indebtedness.
          If the Company fails to meet its payment obligations under the loan agreements, such failure will constitute an event of default on both the line of credit and term note. When an event of default occurs, the lender, may among other remedies, (1) cease permitting the Company to borrow further under the line of credit, (2) terminate any outstanding commitment and (3) seize the outstanding shares of the Bank’s capital stock held by the Company which have been pledged as collateral for borrowings under the loan agreements. If the lender were to take one or more of these actions, it could have a material adverse affect on the Company’s reputation, operations and ability to continue as a going concern, and investors could lose their investment in the securities.
          If the Company is unable to renew, replace or expand its sources of financing on acceptable terms, it may have an adverse effect on the Company’s business and results of operations and its ability to make distributions to stockholders. Upon liquidation, holders of the Company’s debt securities and lenders with respect to other borrowings will receive, and any holders of preferred stock that is currently outstanding and that it may issue in the future may receive, a distribution of the available assets prior to holders of common stock. The decisions by investors and lenders to enter into equity and financing transactions with the Company will depend upon a number of factors, including the Company’s historical and projected financial performance, compliance with the terms of its current loan arrangements, industry and market trends, the availability of capital and its investors’ and lenders’ policies and rates applicable thereto, and the relative attractiveness of alternative investment or lending opportunities. There can be no assurance that the Company will be able to raise sufficient capital to pay the loans in full by the maturity dates. In the event the correspondent bank declares the Company to be in default of any covenants, the Company has 30 days to cure the default, or the lender could, at its option, call the term note and any amounts outstanding on the revolving line of credit due and payable or increase the rate on those loans by 300 basis points.
          The revolving line of credit and term note included the following covenants at March 31, 2009: (1) the Bank must not have nonperforming loans (loans on nonaccrual status and 90 days or more past due and troubled-debt restructured loans) in excess of 3.00% of total loans, (2) the Bank must report a quarterly profit, excluding charges related to acquisitions, and (3) the Bank must remain well capitalized. At March 31, 2009, the Company was in violation of two of these debt covenants, (1) and (2), and is currently seeking covenant waivers. It is also negotiating with the lender for a renewal of the revolving line of credit for a longer period and for revisions to other terms of both loans, including the covenants. In connection therewith the Company has agreed to provide additional information, including credit quality projections, to the lender. Management expects that the Company will also violate the nonperforming loans covenant in future quarters unless the credit agreements are renegotiated. If the lender does not waive the covenant violations, $8.6 million outstanding under the revolving line of credit and $55.0 million outstanding under the term loan would become due.
          As previously reported, the Company sought covenant waivers on two occasions since December 31, 2007. The lender waived a covenant violation in the first quarter of 2008 resulting from the Company’s net loss recognized in that period. On March 4, 2009, the lender waived a covenant violation in the third quarter of 2008 resulting from the Company’s net loss recognized in that period, contingent upon the Company making accelerated principal payments under the aforementioned term loan agreement in the amounts and on or prior to the dates shown below:
          July 1, 2009 — $5.0 million
          October 1, 2009 — $5.0 million
          January 4, 2010 — $5.0 million
          Previously, no principal payments were due under the term loan agreement until the final maturity date of September 28, 2010. The waiver further provides that if the Company raises $15.0 million in new capital pursuant to an offering of common or convertible preferred stock, then the Company shall not be obligated to make any of the accelerated principal payments specified above that fall due after the date on which the Company receives such $15.0 million in new capital until the final maturity date of September 28, 2010. The Company believes it has the capacity to satisfy all of the payment obligations outlined above.
          The Bank will only be able to pay dividends on common stock in 2009 upon receipt of regulatory approval. The Company’s annual debt service currently includes approximate $4.4 million in annual interest expense related to its debt and trust preferred securities and $7.6 million in annual dividend obligations on the Company’s Series A Preferred Stock and Series T Preferred Stock. As of March 31, 2009, the Company had $17.7 million in cash on hand. In the event the Bank is unable to pay dividends, the Company may not be able to service debt, pay obligations or pay dividends on its Series A Preferred Stock (and, therefore, its Series A depository shares), Series T Preferred Stock, or its common stock.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
          None
Item 3. Defaults Upon Senior Securities
          None
Item 4. Submission of Matters to a Vote of Security Holders
          None
Item 5. Other Information
          None
Item 6. Exhibits
          The following exhibits are either filed as part of this report or are incorporated herein by reference:

3.2	Amended and Restated By-laws (incorporated by reference to Registrant’s Report on Form 8-K filed March 2, 2009, File No. 001-13735).

4.2	Certain instruments defining the rights of the holders of long-term debt of the Company and certain of its subsidiaries, none of which authorize a total amount of indebtedness in excess of 10% of the total assets of the Company and its subsidiaries on a consolidated basis, have not been filed as Exhibits. The Company hereby agrees to furnish a copy of any of these agreements to the SEC upon request.

10.68	Short-term Revolving Line of Credit Loan Agreement dated April 3, 2009 between the Company and M&I Marshall & Ilsley (incorporated by reference to Registrant’s Report on Form 8-K filed April 30, 2009, File No. 001-13735).

31.1	Rule 13a-14(a) Certification of Principal Executive Officer.

31.2	Rule 13a-14(a) Certification of Principal Financial Officer.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, from the Company’s Chief Executive Officer and Chief Accounting Officer.

SIGNATURES
          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Date: May 11, 2009

MIDWEST BANC HOLDINGS, INC. (Registrant)
By:	/s/ J. J. Fritz
J. J. Fritz,
President and Chief Executive Officer

By:	/s/ JoAnn Sannasardo Lilek
JoAnn Sannasardo Lilek,
Executive Vice President and Chief Financial Officer

Exhibit Index

3.2	Amended and Restated By-laws (incorporated by reference to Registrant’s Report on Form 8-K filed March 2, 2009, File No. 001-13735).

4.2	Certain instruments defining the rights of the holders of long-term debt of the Company and certain of its subsidiaries, none of which authorize a total amount of indebtedness in excess of 10% of the total assets of the Company and its subsidiaries on a consolidated basis, have not been filed as Exhibits. The Company hereby agrees to furnish a copy of any of these agreements to the SEC upon request.

10.68	Short-term Revolving Line of Credit Loan Agreement dated April 3, 2009 between the Company and M&I Marshall & Ilsley (incorporated by reference to Registrant’s Report on Form 8-K filed April 30, 2009, File No. 001-13735).

31.1	Rule 13a-14(a) Certification of Principal Executive Officer.

31.2	Rule 13a-14(a) Certification of Principal Financial Officer.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, from the Company’s Chief Executive Officer and Chief Accounting Officer.