Form 10-Q
period 2009-06-30
MIDWEST BANC HOLDINGS INC
filed 2009-08-10
CIK 1051379

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2009
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
          Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
          Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
          Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
          Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
          Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 10, 2009
Common, par value $0.01	27,943,994

MIDWEST BANC HOLDINGS, INC.
Form 10-Q

i

MIDWEST BANC HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS (Unaudited)
(In thousands, except for share data)

	June 30,	December 31,
	2009	2008
ASSETS
Cash	$36,965	$61,330
Federal funds sold and interest-bearing deposits in other banks	160,538	1,735

Total cash and cash equivalents	197,503	63,065
Securities available-for-sale (securities pledged to creditors: $358,164 at June 30, 2009 and $368,714 at December 31, 2008)	633,282	621,949
Securities held-to-maturity (fair value: $30,387 at December 31, 2008)	—	30,267

Total securities	633,282	652,216
Federal Reserve Bank and Federal Home Loan Bank stock, at cost	29,648	31,698
Loans	2,559,257	2,509,759
Allowance for loan losses	(63,893)	(44,432)

Net loans	2,495,364	2,465,327
Cash surrender value of life insurance	—	84,675
Premises and equipment, net	40,795	38,313
Foreclosed properties	19,588	12,018
Core deposit and other intangibles, net	13,537	14,683
Goodwill	78,862	78,862
Other assets	60,620	129,355

Total assets	$3,569,199	$3,570,212

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Deposits
Noninterest-bearing	$336,347	$334,495
Interest-bearing	2,202,143	2,078,296

Total deposits	2,538,490	2,412,791
Revolving note payable	8,600	8,600
Securities sold under agreements to repurchase	297,650	297,650
Advances from the Federal Home Loan Bank	340,000	380,000
Junior subordinated debentures	60,824	60,791
Subordinated debt	15,000	15,000
Term note payable	55,000	55,000

Total borrowings	777,074	817,041
Other liabilities	33,964	34,546

Total liabilities	3,349,528	3,264,378

Commitments and contingencies (see note 7)

Stockholders’ Equity
Preferred stock, $0.01 par value, 1,000,000 shares authorized; Series A, $2,500 liquidation preference, 17,250 shares issued and outstanding at June 30, 2009 and December 31, 2008; Series T, $1,000 liquidation preference, 84,784 shares issued and outstanding at June 30, 2009 and December 31, 2008	1	1

Common stock, $0.01 par value, 64,000,000 shares authorized; 29,807,270 shares issued and 27,943,994 outstanding at June 30, 2009 and 29,530,878 shares issued and 27,892,578 outstanding at December 31, 2008	299	296
Additional paid-in capital	384,707	383,491
Warrant	5,229	5,229
Accumulated deficit	(150,230)	(66,325)
Accumulated other comprehensive loss	(5,582)	(2,122)
Treasury stock, at cost (1,863,276 shares at June 30, 2009 and 1,638,300 shares at December 31, 2008)	(14,753)	(14,736)

Total stockholders’ equity	219,671	305,834

Total liabilities and stockholders’ equity	$3,569,199	$3,570,212

MIDWEST BANC HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(In thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Interest Income
Loans	$35,348	$37,392	$69,897	$78,198
Securities
Taxable	4,663	8,977	11,603	18,037
Exempt from federal income taxes	406	593	956	1,191
Dividends from Federal Reserve stock	170	184	360	367
Federal funds sold and interest-bearing deposits in other banks	75	98	112	246

Total interest income	40,662	47,244	82,928	98,039
Interest Expense
Deposits	12,210	16,111	25,895	35,200
Federal funds purchased and FRB discount window advances	20	672	49	1,487
Revolving note payable	88	94	131	174
Securities sold under agreements to repurchase	3,229	3,482	6,434	6,660
Advances from the Federal Home Loan Bank	3,035	2,437	6,064	5,919
Junior subordinated debentures	615	876	1,354	1,921
Subordinated debt	144	232	296	235
Term note payable	266	575	548	1,462

Total interest expense	19,607	24,479	40,771	53,058

Net interest income	21,055	22,765	42,157	44,981
Provision for loan losses	20,000	4,415	33,000	9,815

Net interest income after provision for loan losses	1,055	18,350	9,157	35,166
Noninterest Income
Service charges on deposit accounts	1,953	1,953	3,847	3,916
Net gains on securities transactions	4,251	44	4,251	56
Impairment loss on securities	(740)	—	(740)	(17,586)
Insurance and brokerage commissions	338	683	658	1,243
Trust fees	296	482	578	931
Increase in cash surrender value of life insurance	490	865	1,332	1,723
Gain on sale of property	—	—	—	15,196
Other	707	367	712	705

Total noninterest income	7,295	4,394	10,638	6,184
Noninterest Expense
Salaries and employee benefits	11,859	11,015	22,942	24,055
Occupancy and equipment	3,356	3,093	6,601	5,992
Professional services	1,890	1,796	3,992	3,334
Loss on early extinguishment of debt	—	—	—	7,121
Marketing	339	713	1,027	1,289
Foreclosed properties	450	237	795	242
Amortization of intangible assets	573	591	1,146	1,181
Merger related	—	80	—	194
FDIC insurance	3,261	474	4,436	634
Other	3,442	2,369	5,992	4,935

Total noninterest expense	25,170	20,368	46,931	48,977

(Loss) income before income taxes	(16,820)	2,376	(27,136)	(7,627)
Provision (benefit) for income taxes	59,647	(52)	54,651	(4,639)

Net (loss) income	(76,467)	2,428	(81,787)	(2,988)
Preferred stock dividends and premium accretion	1,290	836	3,413	1,671
Income allocated to participating securities	—	35	—	—

Net (loss) income available to common stockholders	$(77,757)	$1,557	$(85,200)	$(4,659)

Basic earnings per share	$(2.78)	$0.06	$(3.05)	$(0.17)

Diluted earnings per share	$(2.78)	$0.06	$(3.05)	$(0.17)

Cash dividends declared per common share	$—	$0.13	$—	$0.26

MIDWEST BANC HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (Unaudited)
For the Six Months Ended June 30, 2009 and 2008
(In thousands, except share and per share data)

					Retained	Accumulated
			Additional		Earnings	Other		Total
	Preferred	Common	Paid in		(Accumulated	Comprehensive	Treasury	Stockholders’
	Stock	Stock	Capital	Warrant	Deficit)	Income (Loss)	Stock	Equity
Balance, December 31, 2007	$—	$293	$300,762	$—	$102,762	$(13,917)	$(14,736)	$375,164
Cash dividends declared ($96.875 per share) on Series A preferred stock	—	—	—	—	(1,671)	—	—	(1,671)
Cash dividends declared ($0.26 per share) on common stock	—	—	—	—	(7,404)	—	—	(7,404)
Issuance of common stock upon exercise of 16,500 stock options, net of tax benefit	—	—	178	—	—	—	—	178
Issuance of 226,324 shares restricted stock	—	2	(2)	—	—	—	—	—
Stock-based compensation expense	—	—	1,591	—	—	—	—	1,591
Comprehensive income
Net loss	—	—	—	—	(2,988)	—	—	(2,988)
Prior service cost resulting from the application of SFAS No. 87, net of income taxes	—	—	—	—	—	(469)	—	(469)
Net increase in fair value of securities classified as available- for-sale, net of income taxes and reclassification adjustments	—	—	—	—	—	6,297	—	6,297

Total comprehensive income								2,840

Balance, June 30, 2008	$—	$295	$302,529	$—	$90,699	$(8,089)	$(14,736)	$370,698

Balance, December 31, 2008	$1	$296	$383,491	$5,229	$(66,325)	$(2,122)	$(14,736)	$305,834
Cash dividends declared ($48.4375 per share) on Series A preferred stock	—	—	—	—	(836)	—	—	(836)
Cash dividends declared ($9.72 per share) on Series T preferred stock	—	—	—	—	(824)	—	—	(824)
Issuance of 19,965 shares of common stock to employee stock purchase plan	—	—	14	—	—	—	—	14
Issuance of 334,882 shares of restricted stock	—	3	(3)	—	—	—	—	—
Accreted discount on Series T preferred stock	—	—	458	—	(458)	—	—	—
Stock-based compensation expense	—	—	747	—	—	—	—	747
Repurchase of 10,695 shares of common stock under benefit plan	—	—	—	—	—	—	(17)	(17)
Comprehensive income
Net loss	—	—	—	—	(81,787)	—	—	(81,787)
Prior service cost including income taxes adjustment	—	—	—	—	—	(224)	—	(224)
Income taxes adjustment on decrease in value of projected benefit obligation	—	—	—	—	—	(151)	—	(151)
Net decrease in fair value of securities classified as available- for-sale including income taxes adjustment	—	—	—	—	—	(3,085)	—	(3,085)

Total comprehensive loss								(85,247)

Balance, June 30, 2009	$1	$299	$384,707	$5,229	$(150,230)	$(5,582)	$(14,753)	$219,671

MIDWEST BANC HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
For the Six Months Ended June 30, 2009 and 2008
(In thousands)

	2009	2008
Cash flows from operating activities
Net loss	$(81,787)	$(2,988)
Adjustments to reconcile net (loss) income to net cash provided by operating activities
Depreciation	2,093	2,067
Provision for loan losses	33,000	9,815
Amortization of core deposit and other intangibles	724	330
Amortization of premiums and discounts on securities, net	405	316
Realized gain on sale of securities, net	(4,251)	(56)
Impairment loss on securities	740	17,586
Gain on sale of property	—	(15,196)
Loss on early extinguishment of debt	—	7,121
Increase in cash surrender value of life insurance	(1,332)	(1,723)
Deferred income taxes	47,894	1,673
Loss on disposition of foreclosed properties, net	178	222
Amortization of deferred stock based compensation	747	1,591
Change in other assets	19,213	(14,926)
Change in other liabilities	(190)	4,177

Net cash provided by operating activities	17,434	10,009

Cash flows from investing activities
Sales of securities available-for-sale	514,481	87,185
Sales of securities held-to-maturity	27,856	4,443
Maturities of securities available-for-sale	194,000	82,585
Principal payments on securities available-for-sale	42,279	32,232
Principal payments on securities held-to-maturity	2,468	1,871
Purchases of securities available-for-sale	(761,219)	(210,864)
Redemptions of Federal Reserve Bank and Federal Home Loan Bank stock	2,050	—
Loan originations and principal collections, net	(72,161)	(39,432)
Proceeds from sale of property	—	18,259
Proceeds from disposition of foreclosed properties	1,659	244
Liquidation of bank-owned life insurance	86,008	—
Additions to property and equipment	(4,575)	(2,047)

Net cash provided by (used in) investing activities	32,846	(25,524)

Cash flows from financing activities
Net increase(decrease) in deposits	125,821	(117,833)
Proceeds from borrowings	—	158,600
Repayments on borrowings	(40,000)	(144,075)
Preferred cash dividends paid	(1,660)	(1,671)
Common cash dividends paid	—	(7,373)
Change in federal funds purchased, FRB discount window advances, and securities sold under agreements to repurchase	—	131,250
Issuance of common stock to employee stock purchase plan	14	—
Repurchase of common stock under stock and incentive option plan	(17)	—
Proceeds from issuance of common under stock and incentive plan	—	175

Net cash provided by financing activities	84,158	19,073

Increase in cash and cash equivalents	134,438	3,558

Cash and cash equivalents at beginning of period	63,065	84,499

Cash and cash equivalents at end of period	$197,503	$88,057

Supplemental disclosures
Cash paid during period for:
Interest	$42,336	$53,596
Income taxes	742	2,700

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
          The annualized results of operations for the six months ended June 30, 2009 are not necessarily indicative of the results expected for the full year ending December 31, 2009.
NOTE 2 – NEW ACCOUNTING PRONOUNCEMENTS
          The Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements,” on January 1, 2008, which defines fair value, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements. SFAS No. 157 applies to other accounting pronouncements that require or permit fair value measurements where the Financial Accounting Standards Board (“FASB”) had previously concluded in those pronouncements that fair value is the relevant measurement attribute. Accordingly, SFAS No. 157 does not require any new financial assets or liabilities to be measured at fair value. In February 2008, FASB issued FASB Staff Position (“FSP”) No. FAS 157-2, “Effective Date of FASB Statement No. 157.” This FSP delays the effective dates of SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value on a recurring basis (at least annually) to fiscal years beginning after November 15, 2008. The adoption of FSP No. FAS 157-2 did not have a material effect on the Company’s results of operations or consolidated financial position. In October 2008, the FASB issued Staff Position 157-3, “Determining the Fair Value of a Financial Asset in a Market That Is Not Active” (“FSP No. 157-3”), which clarifies the application of SFAS No. 157 in an inactive market and provides an illustrative example to demonstrate how the fair value of a financial asset is to be determined when the market for that financial asset is not active. FSP No. 157-3 became effective as of September 30, 2008 and did not significantly impact the methods by which the Company determines the fair values of its financial assets. On April 9, 2009, the FASB issued Staff Position 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“FSP No. 157-4”), which indicates that if an entity determines that either the volume and/or level of activity for an asset or liability has significantly decreased or price quotations or observable inputs are not associated with orderly transactions, increased analysis and management judgement will be required to estimate fair value. Valuation techniques such as an income approach might be appropriate to supplement or replace a market approach in those circumstances. FSP No. 157-4 requires entities to disclose in interim and annual periods the inputs and valuation techniques used to measure fair value along with any changes in valuation techniques and related inputs during the period. FSP No. 157-4 is effective for interim and annual periods ending after June 15, 2009. Accordingly, the Company included these new disclosures beginning April 1, 2009. See Note 8 — Fair Value for more information.

MIDWEST BANC HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
          On April 9, 2009, the FASB issued Staff Position No. FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP No. 107-1”), which relates to fair value disclosures in public entity financial statements for financial instruments that are within scope of SFAS No. 107, “Disclosures about Fair Value of Financial Instruments.” This guidance increases the frequency of fair value disclosures from annual only to quarterly. FSP No. 107-1 is effective for interim and annual periods ending after June 15, 2009. The adoption of FSP No. 107-1 did not have a material effect on the Company’s results of operations or consolidated financial position, but will enhance required disclosures. Accordingly, the Company included these new disclosures beginning April 1, 2009. See Note 8 — Fair Value for more information.
          On April 9, 2009, FASB issued Staff Position No. 115-2 and 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (“FSP No. 115-2”). This new guidance revises the recognition and reporting requirements for other-than-temporary impairments of debt securities. FSP No. 115-2 eliminates the “ability and intent to hold” provision for debt securities and impairment is considered to be other than temporary if a company (i) intends to sell the security, (ii) more likely than not will be required to sell the security before recovering its cost, or (iii) does not expect to recover the security’s entire amortized cost. This guidance also eliminates the “probability” standard relating to the collectibility of cash flows and impairment is considered to be other than temporary if the present value of cash flows expected to be collected is less than the amortized cost (credit loss). Other-than-temporary losses also need to be separated between the amount related to credit loss (which is recognized in current earnings) and the amount related to all other factors (which is recognized in other comprehensive income). FSP No. 115-2 is effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The adoption of FSP No. 115-2 on April 1, 2009 did not have a material effect on the Company’s results of operations or consolidated financial position.
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
          In June 2008, the FASB ratified the consensus reached by the Emerging Issues Task Force (“EITF”) on Issue No. 07-5, “Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock” (“EITF No. 07-5”). EITF No. 07-5 provides guidance for determining whether an equity-linked financial instrument (or embedded feature) is indexed to an entity’s own stock. EITF No. 07-5 applies to any freestanding financial instrument or embedded feature that has all of the characteristics of a derivative or freestanding instrument that is potentially settled in an entity’s own stock (with the exception of share-based payment awards within the scope of SFAS 123(R)). To meet the definition of “indexed to own stock,” an instrument’s contingent exercise provisions must not be based on (a) an observable market, other than the market for the issuer’s stock (if applicable), or (b) an observable index, other than an index calculated or measured solely by reference to the issuer’s own operations, and the variables that could affect the settlement amount must be inputs to the fair value of a “fixed-for-fixed” forward or option on equity shares. EITF No. 07-5 is effective for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The adoption of EITF No. 07-5 on January 1, 2009 did not have a material effect on the Company’s results of operations or consolidated financial position.

MIDWEST BANC HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
          On June 16, 2008, the FASB issued Staff Position EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (“FSP EITF 03-6-1”), which addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing earnings per share under the two-class method described in paragraphs 60 and 61 of SFAS No. 128, “Earnings per Share.” FSP EITF No. 03-6-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Accordingly, the Company adopted the provisions of FSP EITF No. 03-6-1 effective January 1, 2009 and computed earnings per share using the two-class method for all periods presented. Upon adoption, the Company is required to retrospectively adjust earnings per share data to conform to the provisions in this FSP.
          In December 2008, the FASB issued FASB Staff Position FAS 140-4 and FIN 46(R)-8, “Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities” (“FSP No. FAS 140-4 and FIN 46(R)-8”). FSP No. FAS 140-4 and FIN 46(R)-8 amends SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities” and FIN No. 46, “Consolidation of Variable Interest Entities,” requiring additional disclosures about transfers of financial assets and the involvement with variable interest entities. These additional disclosures are intended to provide greater transparency about a transferor’s continuing involvement with transferred assets and variable interest entities. FSP No. FAS 140-4 and FIN 46(R)-8 is effective for fiscal years ending after December 15, 2008. The adoption of FSP No. FAS 140-4 and FIN 46(R)-8 on January 1, 2009 did not have a material effect on the Company’s results of operations or consolidated financial position.
          In May 2009, the FASB issued SFAS No. 165, “Subsequent Events,” which established principles and requirements for subsequent events. SFAS No. 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. The standard is based on the same principles as those that currently exist in the auditing standards. An entity must disclose the date through which subsequent events have been evaluated and whether that date is the date the financial statements were issued or available to be issued. The standard also requires disclosure of subsequent events that keep the financial statements from being misleading. SFAS No. 165 is effective for interim or annual periods ending after June 15, 2009. The adoption of SFAS No. 165 on June 30, 2009 did not have a material effect on the Company’s results of operations or consolidated financial position.
          In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R),” which eliminates the quantitative approach previously required for determining the primary beneficiary of a variable interest entity. If an enterprise is required to consolidate an entity as a result of the initial application of this standard, it should describe the transition method(s) applied and shall disclose the amount and classification in its statement of financial position of the consolidated assets or liabilities by the transition method(s) applied. If an enterprise is required to deconsolidate an entity as a result of the initial application of this standard, it should disclose the amount of any cumulative effect adjustment related to deconsolidation separately from any cumulative effect adjustment related to consolidation of entities. SFAS No. 167 is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. Earlier application is prohibited. The Company does not believe that the adoption of SFAS No. 165 will have a material effect on the Company’s results of operations or consolidated financial position.

MIDWEST BANC HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
NOTE 3 – SECURITIES
          The amortized cost and fair value of securities available-for-sale and held-to-maturity are as follows:

	June 30, 2009
		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
		(In thousands)
Securities available-for-sale
Obligations of U.S. Treasury	$518,780	$2	$(13)	$518,769
Obligations of states and political subdivisions	2,597	—	—	2,597
Mortgage-backed securities:
U.S. government agencies – residential (1)	51,303	3	(23)	51,283
U.S. government agencies – commercial (1)	19,065	—	(503)	18,562
U.S. government-sponsored entities – residential (2)	24,243	—	—	24,243
Equity securities of U.S. government-sponsored entities (3)	2,749	30	(674)	2,105
Qther bonds	19,079	—	(3,356)	15,723

Total securities available-for-sale	$637,816	$35	$(4,569)	$633,282

Total securities held-to-maturity	$—	$—	$—	$—

(1)	Includes obligations of the Government National Mortgage Association (“GNMA”).

(2)	Includes obligations of the Federal Home Loan Mortgage Corporation (“FHLMC”) and Federal National Mortgage Association (“FNMA”).

(3)	Includes issues from FNMA and FHLMC.

	December 31, 2008
		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
		(In thousands)
Securities available-for-sale
Obligations of U.S. Treasury and U.S. government-sponsored entities(1)	$263,483	$1,952	$—	$265,435
Obligations of states and political subdivisions	57,309	241	(886)	56,664
Mortgage-backed securities(1)(2)	281,592	3,363	(1,276)	283,679
Equity securities(3)	2,749	—	(1,819)	930
Corporate and other debt securities	19,176	—	(3,935)	15,241

Total securities available-for-sale	$624,309	$5,556	$(7,916)	$621,949

Securities held-to-maturity
Obligations of states and political subdivisions	$1,251	$12	$—	$1,263
Mortgage-backed securities(1)(2)	29,016	138	(30)	29,124

Total securities held-to-maturity	$30,267	$150	$(30)	$30,387

(1)	Includes obligations of the Federal Home Loan Mortgage Corporation (FHLMC) and Federal National Mortgage Association (FNMA).

(2)	Includes obligations of the Government National Mortgage Association (GNMA).

(3)	Includes issues from government-sponsored entities (FNMA and FHLMC).

MIDWEST BANC HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
          During the second quarter of 2009, the Company repositioned its securities portfolio to lower capital requirements associated with higher risk-weighted assets, restructure expected cash flows, reduce credit risk, and enhance the Bank’s asset sensitivity. The Company sold $538.1 million of its securities portfolio with an average yield of 3.94% and average life of slightly over two years, including $27.7 million of securities held-to-maturity. The securities sold consisted of U.S. government-sponsored entities debentures, mortgage-backed securities, and municipal bonds. These securities were sold in the open market at a net gain of $4.3 million; $117,000 of this gain was related to securities classified as held-to-maturity. The Company purchased $571.0 million of U.S. Treasury bills and Government National Mortgage Association mortgage-backed securities. The average yield on these securities is 0.43% with an average life of less than six months.
          As of June 30, 2009, the Company still held $27.6 million in five securities, including municipal bonds and U.S. government-sponsored entities mortgage-backed securities, that were identified for sale under this portfolio repositioning program. Consistent with that program and the Company’s stated intent to sell these securities, the Company recognized a $740,000 other-than-temporary impairment charge on June 30, 2009.
          The following is a summary of the fair value of securities held-to-maturity and available-for-sale with unrealized losses and an aging of those unrealized losses:

	June 30, 2009
	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
			(In thousands)
Securities available-for-sale:
Obligations of U.S. Treasury	$281,930	$(13)	$—	$—	$281,930	$(13)
Mortgage-backed securities:
U.S. government agencies – residential (1)	7,825	(23)	—	—	7,825	(23)
U.S. government agencies – commercial (1)	18,562	(503)	—	—	18,562	(503)
Equity securities of U.S. government-sponsored entities (2)	1,610	(674)	—	—	1,610	(674)
Corporate and other debt securities	—	—	15,273	(3,356)	15,723	(3,356)

Total available-for-sale	309,927	(1,213)	15,723	(3,356)	325,650	(4,569)

Total held-to-maturity	—	—	—	—	—	—

Total temporarily impaired securities	$309,927	$(1,213)	$15,723	$(3,356)	$325,650	$(4,569)

(1)	Includes obligations of GNMA.

(2)	Includes issues from FNMA and FHLMC.
          The unrealized loss on available-for-sale securities is included in other comprehensive loss on the consolidated balance sheets. Management has concluded that no individual unrealized loss as of June 30, 2009, identified in the preceding table, represents other-than-temporary impairment. The Company does not intend to sell nor would it be required to sell the securities shown in the table with unrealized losses before recovering their amortized cost.

MIDWEST BANC HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
NOTE 4 – LOANS
          Major classifications of loans (source of repayment basis) are summarized as follows:

	June 30,		December 31,
	2009		2008
		% of Gross		% of Gross
	Amount	Loans	Amount	Loans
		(Dollars in thousands)
Commercial	$1,100,979	43.1%	$1,090,078	43.3%
Construction	350,688	13.7	366,178	14.6
Commercial real estate	766,113	29.9	729,729	29.1
Home equity	225,789	8.8	194,673	7.8
Other consumer	5,627	0.2	6,332	0.3
Residential mortgage	110,735	4.3	123,161	4.9

Total loans, gross	2,559,931	100.0%	2,510,151	100.0%

Net deferred fees	(674)		(392)

Total loans, net	$2,559,257		$2,509,759

NOTE 5 – ALLOWANCE FOR LOAN LOSSES
Following is a summary of activity in the allowance for loan losses:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
		(In thousands)
Balance, at beginning of period	$53,011	$20,344	$44,432	$26,748

Provision charged to operations	20,000	4,415	33,000	9,815

Loans charged off	(9,726)	(2,998)	(14,545)	(15,248)
Recoveries	608	845	1,006	1,291

Net loans charged off	(9,118)	(2,153)	(13,539)	(13,957)

Balance, at end of period	$63,893	$22,606	$63,893	$22,606

          A portion of the allowance for loan losses is allocated to impaired loans. Information with respect to impaired loans and the amount of the allowance for loan losses allocated thereto is as follows:

June 30, 2009
(In thousands)
Impaired loans for which no allowance for loan losses is allocated	$20,420
Impaired loans with an allocation of the allowance for loan losses	72,443

Total impaired loans	$92,864

Allowance for loan losses allocated to impaired loans	$13,997

Six Months Ended
June 30, 2009
Average impaired loans	$73,513
Interest income recognized on impaired loans on a cash basis	232

MIDWEST BANC HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
NOTE 6 – GOODWILL AND INTANGIBLES
          The following table presents the carrying amount and accumulated amortization of intangible assets (in thousands):

	June 30, 2009			December 31, 2008
	Gross Carrying	Accumulated	Net Carrying	Gross Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount
Amortized intangible assets:
Core deposit and other intangibles	$21,091	$(7,554)	$13,537	$21,091	$(6,408)	$14,683
          The amortization of intangible assets was $573,000 and $1.1 million for the three and six months ended June 30, 2009, respectively. At June 30, 2009, the projected amortization of intangible assets for the years ending December 31, 2009 through 2013 and thereafter is as follows (in thousands):

2009	$2,292
2010	2,222
2011	1,918
2012	1,803
2013	1,696
Thereafter	4,752
The weighted average remaining amortization period for the core deposit intangibles is approximately seven years as of June 30, 2009.
          The following table presents the changes in the carrying amount of goodwill and other intangibles during the six months ended June 30, 2009 (in thousands):

		Core Deposit
		and Other
	Goodwill	Intangibles
Balance at beginning of period	$78,862	$14,683
Amortization	—	(1,146)

Balance at end of period	$78,862	$13,537

          Goodwill is not amortized but assessed at least annually for impairment or, for an interim period, if an event occurs or circumstances change that would more likely than not reduce fair values below carrying amounts. The Company does not believe that any new events or changes in circumstances have occurred since December 31, 2008 that would trigger an interim impairment analysis to be conducted as of June 30, 2009. The Company can give no assurance that it will not be required to record goodwill impairment charges in the future consistent with its policy and prior practice. Consistent with its policy and prior practice the Company will perform its next annual goodwill assessment as of September 30, 2009.

MIDWEST BANC HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
NOTE 7 – OFF-BALANCE-SHEET RISK
          The Company is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet financing needs of customers. Since many commitments to extend credit expire without being used, the amounts below do not necessarily represent future cash commitments. These financial instruments include lines of credit, letters of credit, and commitments to extend credit. These are summarized as follows as of June 30, 2009:

	Amount of Commitment Expiration Per Period
	Within			After
	1 Year	1-3 Years	4-5 Years	5 Years	Total
	(In thousands)
Lines of Credit:
Commercial real estate	$83,708	$9,367	$2,984	$80	$96,139
Home equity	31,352	28,685	33,305	42,894	136,236
Consumer	—	—	—	2,277	2,277
Commercial	183,043	2,746	2,942	249	188,980
Letters of credit	37,627	10,148	3,146	—	50,921
Commitments to extend credit	8,723	—	—	—	8,723

Total commitments	$344,453	$50,946	$42,377	$45,500	$483,276

          At June 30, 2009, commitments to extend credit included $2.1 million of fixed rate loan commitments. These commitments are due to expire within 30 to 90 days of issuance and have rates ranging from 4.50% to 7.75%. Substantially all of the unused lines of credit are at adjustable rates of interest.
          The Company had a reserve for losses on unfunded commitments of $1.3 million at June 30, 2009, up from $1.1 million at December 31, 2008 and $586,000 at June 30, 2008.
          During the second quarter of 2009, the Company began deferring the dividend on the $84.8 million of Series T cumulative preferred stock and deferring interest payments on $60.8 million of its junior subordinated debentures as permitted by the terms of such debentures. The deferred interest payments on the Company’s junior subordinated debentures are accrued in the period in which the payments would be made. The dividends on the Series T cumulative preferred stock are recorded only when declared.
          In the normal course of business, the Company is involved in various legal proceedings. In the opinion of management, any liability resulting from such proceedings would not have a material adverse effect on the Company’s financial position or results of operations.
NOTE 8 – FAIR VALUE
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

MIDWEST BANC HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
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
          The Company’s available-for-sale investment securities are the only financial assets that are measured at fair value on a recurring basis; it does not hold any financial liabilities that are measured at fair value on a recurring basis. The fair values of available-for-sale securities are determined by obtaining either quoted prices on nationally recognized securities exchanges or matrix pricing, which is a mathematical technique widely used to value debt securities without relying exclusively on quoted prices for the specific securities but rather by relying on these securities’ relationship to other benchmark quoted securities. If quoted prices or matrix pricing are not available, the fair value is determined by an adjusted price for similar securities including unobservable inputs.
          The fair values of the available-for-sale securities were measured at June 30, 2009 and December 31, 2008 using the following:

		Quoted Prices or	Significant	Significant
		Identical Assets in	Other Observable	Unobservable
	Total	Active Markets	Inputs	Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)
		(In thousands)
Assets at June 30, 2009:
Obligations of the U.S. Treasury	$518,769	$—	$518,769	$—
Obligations of states and political subdivisions	2,597	—	2,597	—
Mortgage-backed securities:
U.S. government agencies – residential (1)	51,283	—	51,283	—
U.S. government agencies – commercial (1)	18,562	—	18,562	—
U.S. government-sponsored entities – residential (2)	24,243	—	24,243	—
Equity securities of U.S. government-sponsored entities (2)	2,105	2,105	—	—
Other bonds	15,723	—	6,842	8,881

Available-for-sale securities	$633,282	$2,105	$622,296	$8,881

Assets at December 31, 2008:
Obligations of the U.S. Treasury and of U.S. government-sponsored entities	$265,435	$—	$265,435	$—
Obligations of states and political subdivisions	56,664	—	56,664	—
Mortgage-backed securities	283,679	—	283,679	—
Equity securities	930	930	—	—
Other bonds	15,241	—	6,808	8,433

Available-for-sale securities	$621,949	$930	$612,586	$8,433

(1)	Includes obligations of GNMA.

(2)	Includes obligations of FNMA and FHLMC.

(3)	Includes issues from FNMA and FHLMC.

MIDWEST BANC HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
          The following is a summary of changes in the fair value of other bonds that were measured using significant unobservable inputs for the three and six months ended June 30, 2009 and 2008:

	Three months ended		Six months ended
	June 30,		June 30,
	2009	2008	2009	2008
		(In thousands)
Beginning balance	$7,019	$9,660	$8,433	$10,479
Paydowns received	(56)	—	(95)	—
Total gains or losses (realized/unrealized):
Included in earnings	—	—	—	—
Included in other comprehensive income	1,918	(374)	543	(1,193)

Ending balance	$8,881	$9,286	$8,881	$9,286

          Certain of the Company’s impaired loans are measured using the fair value of the underlying collateral on a non-recurring basis. Once a loan is identified as individually impaired, management measures impairment in accordance with SFAS No. 114, “Accounting by Creditors for Impairment of a Loan.” At June 30, 2009, $72.4 million of the loans considered impaired were evaluated based on the fair value of the collateral compared to $41.3 million at December 31, 2008. The fair value of the collateral is determined by obtaining an observable market price or by obtaining an appraised value with management applying selling and other discounts to the underlying collateral value. If an appraised value is not available, the fair value of the impaired loan is determined by an adjusted appraised value including unobservable cash flows.
          The fair values of the impaired loans based on the fair value of the collateral were measured at June 30, 2009 and December 31, 2008 using the following:

		Quoted Prices or	Significant	Significant
		Identical Assets in	Other Observable	Unobservable
	Total	Active Markets	Inputs	Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)
		(In thousands)
Assets at June 30, 2009:
Impaired loans	$58,446	$—	$—	$58,446

Assets at December 31, 2008:
Impaired loans	$37,098	$—	$—	$37,098
          Loans which are measured for impairment using the fair value of collateral for collateral dependent loans, had a gross carrying amount of $72.4 million, with an associated valuation allowance of $14.0 million for a fair value of $58.4 million at June 30, 2009. At December 31, 2008, loans measured for impairment using the fair value of collateral had a carrying amount of $41.3 million, with an associated valuation allowance of $4.2 million for a fair value of $37.1 million. The provision for loan losses for the six months ended June 30, 2009, included $15.6 million of specific allowance allocations for impaired loans.

MIDWEST BANC HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
          The methods and assumptions used to determine fair values for each class of financial instrument are presented below.
          The carrying amount is equivalent to the estimated fair value for cash and cash equivalents, Federal Reserve Bank and Federal Home Loan Bank stock, accrued interest receivable and payable, noninterest-bearing deposits, short-term borrowings, and variable rate loans, interest-bearing deposits, or notes payable that reprice frequently and fully. The fair values of securities are determined by obtaining either quoted prices on nationally recognized securities exchanges or matrix pricing. For fixed rate loans or deposits and for variable rate loans or deposits with infrequent repricing or repricing limits, and securities sold under agreements to repurchase, fair value is based on discounted cash flows using current market rates and credit risk adjustments applied to the estimated life. Fair values for impaired loans are estimated using discounted cash flow analysis or underlying collateral values. The fair value of fixed rate debt is based on current rates for similar financing. The fair value of off-balance-sheet items, loan commitments, is not material due to their short-term nature and variable rates of interest.
          The estimated fair values of the Company’s financial instruments were as follows:

	June 30, 2009		December 31, 2008
	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value
		(In thousands)
Financial assets
Cash and cash equivalents	$197,503	$197,503	$63,065	$63,065
Securities available-for-sale	633,282	633,282	621,949	621,949
Securities held-to-maturity	—	—	30,267	30,387
Federal Reserve Bank and Federal Home Loan Bank stock	29,648	29,648	31,698	31,698
Loans, net of allowance for loan losses	2,495,364	2,530,172	2,465,327	2,485,011
Accrued interest receivable	9,362	9,362	13,302	13,302
Financial liabilities
Deposits
Noninterest-bearing	336,347	336,347	334,495	334,495
Interest-bearing	2,202,143	2,096,884	2,078,296	2,008,100
Revolving note payable	8,600	8,600	8,600	8,600
Securities sold under agreements to repurchase	297,650	330,497	297,650	369,376
Advances from Federal Home Loan Bank	340,000	366,849	380,000	410,992
Junior subordinated debentures	60,824	47,450	60,791	56,572
Subordinated debt	15,000	15,000	15,000	15,000
Term note payable	55,000	55,000	55,000	55,000
Accrued interest payable	6,899	6,899	8,553	8,553
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

MIDWEST BANC HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
NOTE 9 – STOCK COMPENSATION AND RESTRICTED STOCK AWARDS
          Under the Company’s Stock and Incentive Plan (the “Plan”), officers, directors, and key employees may be granted incentive stock options to purchase the Company’s common stock at no less than 100% of the market price on the date the option is granted. Options can be granted to become exercisable immediately or after a specified vesting period or may be issued subject to performance targets. In all cases, the options have a maximum term of ten years. The Plan also permits the issuance of nonqualified stock options, stock appreciation rights, restricted stock, and restricted stock units. The Plan authorizes a total of 3,900,000 shares for issuance. There are 1,448,582 shares remaining for issuance under the Plan at June 30, 2009. It is the Company’s policy to issue new shares of its common stock in conjunction with the exercise of stock options or grants of restricted stock.
          No employee stock options were exercised during the first six months of 2009. Total employee stock options outstanding at June 30, 2009 were 604,281 with exercise prices ranging between $1.15 and $22.03, with a weighted average exercise price of $8.21, and expiration dates between 2010 and 2019. During the first six months of 2009, 288,693 stock options were granted with an exercise price of $1.15, which will vest over a three-year service period.
          Information about option grants follows:

		Weighted Average	Weighted Average
	Number of	Exercise Price	Grant- Date Fair
	Options	Per Share	Value Per Share
Outstanding at December 31, 2008	379,371	$14.28	$4.80
Granted	288,693	1.15	0.66
Exercised	—	—	—
Forfeited	(63,783)	12.38	3.66

Outstanding at June 30, 2009	604,281	8.21	2.94

          Employee compensation expense for stock options previously granted was recorded in the consolidated statement of operations based on the grant’s vesting schedule. Forfeitures of stock option grants are estimated for those stock options where the requisite service is not expected to be rendered. The grant-date fair value for each grant was calculated using the Black-Scholes option pricing model. The following table reflects the assumptions used to determine the grant-date fair value stock options granted in 2009.

2009
Fair value	$0.66
Risk-free interest rate	2.78%
Expected option life	7.5 years
Expected stock price volatility	52.54%
          Employee compensation expense related to stock options was $14,000 and $27,000 for the three and six months ended June 30, 2009, respectively, compared to $5,000 and $11,000 for the three and six months ended June 30, 2008, respectively. The total compensation cost related to nonvested stock options not yet recognized was $156,000 at June 30, 2009 and the weighted average period over which this cost is expected to be recognized is 31 months.

MIDWEST BANC HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
          Under the Plan, officers, directors, and key employees may also be granted awards of restricted shares of the Company’s common stock. Holders of restricted shares are entitled to receive non-forfeitable cash dividends paid to the Company’s common stockholders and have the right to vote the restricted shares prior to vesting. The existing restricted share grants vest over various time periods not exceeding five years and some may be accelerated subject to achieving certain performance targets. Compensation expense for the restricted shares equals the market price of the related stock at the date of grant and is amortized on a straight-line basis over the expected vesting period. All restricted shares had a grant-date fair value equal to the market price of the underlying common stock at date of grant.
          For the three and six months ended June 30, 2009, the Company recognized $354,000 and $719,000 in compensation expense related to the restricted stock grants compared to $712,000 and $1.6 million for the three and six months ended June 30, 2008, respectively. The total compensation cost related to nonvested restricted shares not yet recognized was $3.3 million at June 30, 2009 and the weighted average period over which this cost is expected to be recognized is 31 months.
          Information about unvested restricted shares outstanding and year to date activity follows:

	Number of	Weighted Average
	Restricted	Grant-Date Fair Value
	Shares	Per Share
Outstanding at December 31, 2008	609,901	$16.42
Granted	334,882	1.22
Vested	(47,896)	15.80
Forfeited	(78,455)	18.13

Outstanding at June 30, 2009	818,432	10.06

NOTE 10 – SUPPLEMENTAL EXECUTIVE RETIREMENT PLAN
          The Company and various members of senior management have entered into a Supplemental Executive Retirement Plan (“SERP”). The SERP is an unfunded plan that provides for guaranteed payments, based on a percentage of the individual’s final salary, for 15 years after age 65. The benefit amount is reduced if the individual retires prior to age 65.
          Effective April 1, 2008, the SERP agreements with employees constituted a pension plan under SFAS No. 87, “Employers’ Accounting for Pensions.” The objective of SFAS No. 87 is to recognize the compensation cost of pension benefits (including prior service cost) over that employee’s approximate service period. Included in salaries and benefits expense in the consolidated statements of operations was $319,000 and $638,000 of expense related to the SERP for the three and six months ended June 30, 2009 compared to $291,000 and $1.0 million for the three and six months ended June 30, 2008, respectively. The expense related to the SERP for the three months ended March 31, 2008 of $742,000 was calculated under Accounting Principles Board Opinion No. 12, “Omnibus Opinion — 1967.” The prior service cost amortization expense was $29,000 for the six months ended June 30, 2009. The benefit obligation was $6.9 million and $6.4 million as of June 30, 2009 and December 31, 2008, respectively.

MIDWEST BANC HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
          The following is a summary of changes in the benefit obligation for the six months ended June 30, 2009 (in thousands):

Beginning balance	$6,403
Service cost	412
Interest cost	178
Distributions	(47)

Ending balance	$6,946

NOTE 11 – INCOME TAXES
          The difference between the provision for income taxes in the consolidated financial statements and amounts computed by applying the current federal statutory income tax rate of 35% to income before income taxes is reconciled as follows:

	Three Months Ended June 30,				Six Months Ended June 30,
	2009		2008		2009		2008
				(In thousands)
Income taxes computed at the statutory rate	$(5,887)	35.0%	$831	35.0%	$(9,498)	35.0%	$(2,670)	35.0%
Tax-exempt interest income on securities and loans	(173)	1.0	(207)	(8.7)	(402)	1.5	(404)	5.3
General business credits	315	(1.9)	(148)	(6.2)	(294)	1.1	(278)	3.6
State income taxes, net of federal tax benefit due to state operating loss	304	(1.8)	(28)	(1.2)	(219)	0.8	(760)	10.0
Life insurance cash surrender value increase, net of premiums	(173)	1.0	(303)	(12.8)	(466)	1.7	(603)	7.9
Liquidation of bank owned life insurance	6,924	(41.1)	—	—	6,924	(25.5)	—	—
Dividends received deduction	—	—	(301)	(12.7)	—	—	(602)	7.9
Valuation allowance	57,862	(344.0)	—	—	57,862	(213.2)	—	—
Nondeductible costs and other, net	475	(2.8)	104	4.4	744	(2.7)	678	(8.9)

(Benefit) provision for income taxes	$59,647	(354.6)%	$(52)	(2.2)%	$54,651	(201.3)%	$(4,639)	60.8%

          The Company recognizes interest related to unrecognized tax benefits and penalties, if any, in income tax expense.
          During the second quarter of 2009, the Company liquidated its $85.8 million investment in bank owned life insurance in order to reduce investment risk and its risk-weighted assets which favorably impacted the Bank’s regulatory capital ratios. The $16.3 million increase in cash surrender value of the policies since the time of purchase was treated as ordinary income for tax purposes. Additionally, a 10% IRS excise tax was incurred as a result of the liquidation. As a result, the Company recorded total tax expense of $8.1 million, including state taxes, in the second quarter of 2009 for this transaction.
          The Company established a valuation allowance of $60.0 million against its existing net deferred tax assets during the quarter. The valuation allowance includes $2.1 million relating to deferred taxes which were established for securities available for sale and for the SERP program. The Company’s primary deferred tax assets relate to its allowance for loan losses and impairment charges relating to FNMA and FHLMC preferred stock holdings. Under generally accepted accounting principles, a valuation allowance is required to be recognized if it is “more likely than not” that such deferred tax assets will not be realized. In making that determination, management is required to evaluate both positive and negative evidence including recent historical financial performance, forecasts of future income, tax planning strategies and assessments of the current and future economic and business conditions. The Company performs this evaluation on a quarterly basis.

MIDWEST BANC HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
          In conducting its regular quarterly evaluation, the Company made a determination to establish a valuation allowance as of June 30, 2009 based primarily upon the existence of a three year cumulative loss derived by combining the pre-tax income (loss) reported during the two most recent annual periods (calendar years ended 2007 and 2008) with management’s current projected results for the year ending 2009. This three year cumulative loss position is primarily attributable to significant provisions for loan losses incurred and currently forecasted during the three years ending 2009 and losses realized during 2008 on its FNMA and FHLMC preferred stock holdings and goodwill impairment. Although the Company’s current financial forecasts indicate sufficient taxable income will be generated in the future to ultimately realize the existing deferred tax benefits, those forecasts were not considered sufficient positive evidence to overcome the observable negative evidence associated with the three year cumulative loss position determined at June 30, 2009. The creation of the valuation allowance, although it increased tax expense for the quarter ended June 30, 2009 and similarly reduced tangible book value, did not have an effect on the Company’s cash flows. The remaining net deferred tax assets of $5.1 million are supported by available tax planning strategies.
          During the period ended June 30, 2009, an audit was completed by the Illinois Department of Revenue for Royal American Corporation for years 2005 through June 2006. A “no-change” letter was issued in conjunction with this audit. Royal American was acquired by the Company on July 1, 2006. The Company is responsible for all taxes related to Royal American including periods prior to its acquisition.
          An Illinois Department of Revenue audit has commenced for the Company for the years 2006 and 2007. The Company does not anticipate any adjustments as a result of the audit that would result in significant change to its financial position. It is reasonably possible that the gross balance of unrecognized tax benefits may change within the next twelve months.
          Years that remain subject to examination include 2005 to present for federal, 2005 to present for Illinois, 2005 to present for Indiana, and 2005 to present for federal and Illinois for various acquired entities.

MIDWEST BANC HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
NOTE 12 – EARNINGS PER SHARE

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
	(In thousands, except per share data)
Net (loss) income	$(76,467)	$2,428	$(81,787)	$(2,988)
Less:
Series A preferred stock dividends	—	836	835	1,671
Series T preferred stock dividends (1)	1,060	—	2,120	—
Series T preferred stock discount accretion	230	—	458	—
Income allocated to participating securities (2)	—	35	—	—

Loss available to common stockholders	$(77,757)	$1,557	$(85,200)	$(4,659)

Basic
Weighted average common shares outstanding	27,926	27,855	27,926	27,847

Basic earnings per share	$(2.78)	$0.06	$(3.05)	$(0.17)

Diluted
Weighted average common shares outstanding	27,926	27,855	27,926	27,847
Dilutive effect of stock options (3)	—	3	—	—
Dilutive effect of restricted stock (3)	—	100	—	—

Diluted average common shares	27,926	27,958	27,926	27,847

Diluted earnings per share	$(2.78)	$0.06	$(3.05)	$(0.17)

(1)	Reflects $824 in dividends declared in first quarter of 2009 and $1,060 and $1,296 in cumulative dividends not declared for the three and six months ended June 30, 2009, respectively.

(2)	No adjustment for unvested restricted shares was included in the computation of loss available to common stockholders for any period there was a loss. See Note 2 — New Accounting Pronouncements.

(3)	No shares of stock options or restricted stock were included in the computation of diluted earnings per share for any period there was a loss.
          Options to purchase 317,788 shares at $14.58 were not included in the computation of diluted earnings per share for the three and six months ended June 30, 2009 and 344,562 shares at $15.39 were not included for the three and six months ended June 30, 2008 because the option exercise prices were greater than the average market price of the common stock and the options were, therefore, anti-dilutive. The warrant to purchase 4,282,020 shares at an exercise price of $2.97 was not included in the computation of diluted earnings per share because the warrant’s exercise price was greater than the average market price of common stock and was, therefore, anti-dilutive. The dilutive effects of 818,432 shares of restricted stock for the three and six months ended June 30, 2009 and 623,693 shares of restricted stock for the six months ended June 30, 2008 were not included because of the anti-dilutive effect. Because of their anti-dilutive effect, the shares that would be issued if the Series A noncumulative redeemable convertible perpetual preferred stock were converted are not included in the computation of diluted earnings per share for the three and six months ended June 30, 2009 and 2008.

MIDWEST BANC HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
NOTE 13 — CREDIT AGREEMENTS
          The Company’s credit agreements with a correspondent bank at June 30, 2009 and December 31, 2008 consisted of a revolving line of credit, a term note, and a subordinated debenture in the amounts of $15.0 million, $55.0 million, and $15.0 million, respectively.
          The revolving line of credit had a maximum availability of $15.0 million, $8.6 million outstanding as of June 30, 2009, an interest rate at June 30, 2009 of one-month LIBOR plus 155 basis points with an interest rate floor of 4.25%, and matured on July 3, 2009. The term note had an interest rate of one-month LIBOR plus 155 basis points at June 30, 2009 and matures on September 28, 2010. The subordinated debt had an interest rate of one-month LIBOR plus 350 basis points at June 30, 2009, matures on March 31, 2018, and qualifies as Tier 2 capital.
          The revolving line of credit and term note included the following covenants at June 30, 2009: (1) Midwest Bank and Trust Company (the “Bank”) must not have nonperforming loans (loans on nonaccrual status and 90 days or more past due and troubled-debt restructured loans) in excess of 3.00% of total loans, (2) the Bank must report a quarterly profit, excluding charges related to acquisitions, and (3) the Bank must remain well capitalized. At June 30, 2009, the Company was in violation of debt covenant (1) and (2) and is currently seeking covenant waivers (the “Financial Covenant Defaults”). The Company is negotiating with the lender to extend the maturity of the revolving line of credit and to seek to modify certain other terms of both loans. In connection therewith the Company has agreed to provide additional information, including credit quality projections, to the lender. Management expects that the Company will also violate the nonperforming loans covenant in future quarters unless the credit agreements are renegotiated.
          The Company did not make a required $5.0 million principal payment due on July 1, 2009 under the covenant waiver for the third quarter of 2008. On July 8, 2009, the lender advised the Company that such non-compliance constitutes a continuing event of default under the loan agreements (the “Contingent Waiver Default”). The Company’s decision not to make the $5.0 million principal payment, together with its previously announced decision to suspend the dividend on its Series A preferred stock and defer the dividends on its Series T preferred stock and interest payments on its trust preferred securities, were made in order to retain cash and preserve liquidity and capital at the holding company.
          The revolving line of credit matured on July 3, 2009, and the Company did not pay to the lender all of the aggregate outstanding principal on the revolving line of credit on such date. The failure to make such payment constitutes an additional event of default under the credit agreements (the “Payment Default”; the Contingent Wavier Default, the Financial Covenant Defaults and the Payment Default are hereinafter collectively referred to as the “Existing Events of Default”).
          As a result of the occurrence and the continuance of the Existing Events of Default, the lender notified the Company that, as of July 8, 2009, the interest rate on the revolving line of credit increased to the then current default interest rate of 7.25%, and the interest rate under the term loan agreement increased to the default interest rate of 30 day LIBOR plus 455 basis points.
          The lender has advised the Company that, except for the imposition of the default rates of interest, the lender does not currently intend to exercise any other rights or remedies under the loan agreements; however, this current intent of the lender does not in any way limit or impair the lender’s right to exercise any and all rights and remedies available to it with respect to the Existing Events of Default or any other event of default without notice to the Company, unless such notice is expressly required by the terms of the loan agreements.
          The lender has also stated that although it is not exercising all of its rights and remedies at this time (other than the imposition of the default rates of interest on the revolving line of credit and the term loan agreement), the lender has not waived, or committed to waive, the Existing Events of Default or any other default or event of default.

MIDWEST BANC HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
NOTE 14 — SUBSEQUENT EVENTS
          The Company has performed an evaluation of events that have occurred subsequent to June 30, 2009 and through August 10, 2009 (the date of the filing of this Form 10-Q). There have been no subsequent events that occurred during such period that would require disclosure in this Form 10-Q, other than those that are described in Footnote 13 — Credit Agreements, or would be required to be recognized in the Consolidated Financial Statements as of or for the three- and six- month periods ending June 30, 2009.

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
Critical Accounting Policies and Estimates
          The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. By their nature, changes in these assumptions and estimates could significantly affect the Company’s financial position or results of operations. Actual results could differ from those estimates. Those critical accounting policies that are of particular significance to the Company are discussed in the Company’s Registration Statement on Form S-4 (File No. 333-160985) filed with the SEC on August 3, 2009 under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Estimates.”
Recent Developments
          On May 15, 2009, Roberto R. Herencia was named president and Chief Executive Officer of the Company and the Bank, replacing J. J. Fritz, who became senior executive vice president of Midwest Banc Holdings. Mr. Herencia, who also was appointed to the board of directors of the Company, was formerly president and director of Banco Popular North America based in Chicago and executive vice president of Popular, Inc., the parent company. Mr. Herencia, 49, spent 17 years at Banco Popular. In addition to serving as executive vice president of Popular, Inc. since 1997, and president and director of Banco Popular North America since December 2001, he served as chief operating officer, senior credit officer and reported to Popular’s CFO in charge of capital markets, M&A and rating agencies between 1991 and 2001. Prior to joining Popular, Mr. Herencia spent 10 years in a variety of senior positions at The First National Bank of Chicago, including serving as head of the emerging markets division and operations in Latin America. He was directly involved in the restructure, workout and debt for equity swaps of public and private sector credits in Latin America.
          Under Mr. Herencia’s direction, the Company immediately tightened its loan underwriting and pricing criteria and began aggressive balance sheet repositioning activities. These activities are designed to right-size the Company, preserve capital and reduce the risk inherent in the balance sheet. As a result of these activities, the Company reported an asset reduction for the second quarter of 2009 and a reduction in risk-weighted assets as defined for regulatory capital purposes. The Company remains adequately capitalized and the Bank remains well capitalized as of June 30, 2009.
          The Company announced on May 6, 2009, that the board of directors made the decision to suspend the dividend on the $43.1 million of Series A noncumulative redeemable convertible perpetual preferred stock; defer the dividend on the $84.8 million of Series T preferred stock; and take steps to defer interest payments on $60.8 million of its junior subordinated debentures as permitted by the terms of such debentures. Since the May 6th announcement, the Company has begun to defer interest on its junior subordinated debentures. The

Company has no current plans to resume dividend payments in respect of the Series A preferred stock or the Series T preferred stock or interest payments in respect of its junior subordinated debentures in the near future.
          On July 28, 2009, the Company announced that it has developed a detailed capital plan and timeline for execution (the “Capital Plan”). The Capital Plan was adopted in order to, among other things, improve the Company’s common equity capital and raise additional capital to enable it to better withstand and respond to adverse market conditions. Management has completed, or is in the process of completing, a number of steps as part of the Capital Plan, including:
•	Cost reduction initiatives which will eliminate $14.6 million in expenses on an annualized basis when compared to either our 2008 expenses excluding the goodwill impairment and loss on extinguishment of debt or our 2nd quarter 2009 expenses similarly excluding the FDIC special assessment and severance expenses. This will be accomplished through a reduction in force of over 100 employees, in-process and to be completed by September 30, 2009, salary reductions for employees led by our top executives’ salaries of 7% to 10%, suspension of certain benefits, elimination of discretionary projects and initiatives and an increased focus on expense control;

•	Retained independent consultants to refine credit loss projections through 2010;

•	Broadened investment banking support to assist with the capital plan;

•	Undertaking an offer to holders of the Company’s outstanding Depositary Shares, each representing 1/100th fractional interest in a share of the Company’s Series A noncumulative redeemable convertible perpetual preferred stock, to exchange their Depositary Shares for shares of the Company’s common stock (the “Exchange Offer”);

•	Other possible capital raising activities;

•	Continued negotiations with the company’s primary lender to restructure $55.0 million senior debt and $15.0 million subordinated debt;

•	Analyzed the ability to exchange $59.0 million of trust preferred securities into equity. We have been advised an exchange for equity cannot be facilitated for the collateral in a trust preferred pooled securitization as a consequence of the tax status of the trust prohibiting the ownership of an equity security; and

•	Filed an application seeking an investment by the U.S. Treasury of up to approximately $137.9 million (based on June 30, 2009 risk weighted assets) pursuant to its Capital Assistance Program (“CAP”) that would be used to redeem the $84.8 million outstanding preferred stock issued to the U.S. Treasury under its Capital Purchase Program (“CPP”) in 2008. The Company would seek to convert the CAP preferred stock to common stock following issuance of the CAP preferred stock to the U.S. Treasury (subject to regulatory approval). A condition precedent to the redemption of the $84.8 million outstanding preferred stock issued under the CPP is the payment of the deferred dividends.
          The Company believes the successful completion of its capital plan would substantially improve its capital position; however, no assurances can be made that the Company will be able to successfully complete all, or any portion of its capital plan, or that the capital plan will not be materially modified in the future. The Company’s decision to implement its Capital Plan reflects the adverse effect that the severe downturn in the commercial and residential real estate markets has had on the Company’s financial condition and capital base, as well as its assessment of current regulatory expectations of adequate levels of common equity capital. If the Company is not able to successfully complete a substantial portion of its Capital Plan, its business, and the value of its securities, may be materially and adversely affected, and it will be more difficult for the Company to meet the capital requirements expected of it by its primary banking regulators.
          On July 28, 2009, the Board of Directors of the Bank and the Company accepted the resignation of three directors, reducing the Boards from eleven to eight members.

Selected Consolidated Financial Data
          The following table sets forth certain selected consolidated financial data at or for the periods indicated.

At or For the Three Months Ended	At or For the Six Months Ended
June 30,	March 31,	June 30,
2009	2008	2009	2009	2008
(Dollars in thousands, except per share data)
Statement of Income Data:
Total interest income	$40,662	$47,244	$42,266	$82,928	$98,039
Total interest expense	19,607	24,479	21,164	40,771	53,058

Net interest income	21,055	22,765	21,102	42,157	44,981
Provision for loan losses	20,000	4,415	13,000	33,000	9,815
Noninterest income	7,295	4,394	3,343	10,638	6,184
Noninterest expenses	25,170	20,368	21,761	46,931	48,977

Income before income taxes	(16,820)	2,376	(10,316)	(27,136)	(7,627)
Provision for income taxes	59,647	(52)	(4,996)	54,651	(4,639)

Net (loss) income	(76,467)	2,428	$(5,320)	(81,787)	(2,988)
Preferred stock dividends and premium accretion	1,290	836	2,123	3,413	1,671
Income allocated to participating securities (9)	—	35	—	—	—

Net (loss) income available to common stockholders (9)	$(77,757)	$1,557	$(7,443)	$(85,200)	$(4,659)

Per Share Data:
Earnings per share (basic)	$(2.78)	$0.06	$(0.27)	$(3.05)	$(0.17)
Earnings per share (diluted)	(2.78)	0.06	(0.27)	(3.05)	(0.17)
Cash dividends declared on common stock	—	0.13	—	—	0.26
Book value	3.45	11.76	6.38	3.45	11.76
Tangible book value (non-GAAP measure) (8)	0.15	5.48	3.05	0.15	5.48
Selected Financial Ratios:
Return on average assets (1)	(8.38)%	0.26%	(0.59)%	(4.51)%	(0.16)%
Return on average equity (2)	(103.60)	2.57	(7.12)	(55.07)	(1.58)
Dividend payout ratio	—	237.83	—	—	N/M
Average equity to average assets	8.09	10.30	8.30	8.20	10.34
Tier 1 common capital to risk-weighted assets	0.33	5.50	1.25	0.33	5.50
Tier 1 risk-based capital to risk-weighted assets	7.20	9.09	7.42	7.20	9.09
Total risk-based capital to risk-weighted assets	9.03	10.43	9.18	9.03	10.43
Net interest margin (tax equivalent) (3)(4)	2.52	2.89	2.63	2.55	2.86
Loan to deposit ratio	100.82	106.88	101.85	100.82	106.88
Net overhead expense to average assets (5)	2.34	1.75	2.05	2.20	1.38
Efficiency ratio (6)	97.21	69.60	84.04	91.29	67.36
Loan Quality Ratios:
Allowance for loan losses to total loans	2.50	0.90	2.05	2.50	0.90
Provision for loan losses to total loans	3.13	0.71	2.03	2.60	0.79
Net loans charged off to average total loans	1.41	0.35	0.70	1.06	1.14
Nonaccrual loans to total loans	3.71	1.64	3.10	3.71	1.64
Nonperforming assets to total assets (7)	3.52	1.16	2.96	3.52	1.16
Allowance for loan losses to nonaccrual loans	0.67	x	0.55	x	0.66	x	0.67	x	0.55	x
Balance Sheet Data:
Total assets	$3,569,199	$3,726,720	$3,713,064	$3,569,199	$3,726,720
Total earning assets	3,344,103	3,275,580	3,339,448	3,344,103	3,275,580
Average assets	3,660,670	3,686,350	3,648,873	3,654,804	3,686,309
Loans	2,559,257	2,501,082	2,591,048	2,559,257	2,501,082
Allowance for loan losses	63,893	22,606	53,011	63,893	22,606
Deposits	2,538,490	2,340,043	2,544,005	2,538,490	2,340,043
Borrowings	777,074	974,007	832,057	777,074	974,007
Stockholders’ equity	219,671	370,698	301,070	219,671	370,698
Tangible stockholders’ equity (non-GAAP measure) (8)	127,272	195,751	208,098	127,272	195,751

(1)	Net income divided by average assets.

(2)	Net income divided by average equity.

(3)	Net interest income, on a fully tax-equivalent basis, divided by average earning assets.

(4)	The following table reconciles reported net interest income on a fully tax-equivalent basis for the periods presented:

	Three Months Ended			Six Months Ended
	June 30,		March 31,	June 30,
	2009	2008	2009	2009	2008
Net interest income	$21,055	$22,765	$21,102	$42,157	$44,981
Tax-equivalent adjustment to net interest income	—	909	357	—	1,801

Net interest income, fully tax-equivalent basis	$21,055	$23,674	$21,459	$42,157	$46,782

No tax-equivalent adjustment is included for the quarter and six months ended June 30, 2009 as a result of the Company’s current tax positon.

(5)	Noninterest expense less noninterest income, excluding security gains or losses, divided by average assets.

(6)	Noninterest expense excluding amortization and foreclosed properties expense divided by noninterest income, excluding security gains or losses, plus net interest income on a fully tax-equivalent basis.

(7)	Includes total nonaccrual and foreclosed properties.

(8)	Stockholders’ equity less goodwill, core deposit and other intangible assets. Management believes that tangible stockholders’ equity (non-GAAP measure) is a more useful measure since it excludes the balances of intangible assets reflecting the Company’s underlying worth. The following table reconciles reported stockholders’ equity to tangible stockholders’ equity for the periods presented (in thousands):

	At June 30,		At March 31,
	2009	2008	2009
Stockholders’ equity	$219,671	$370,698	$301,070
Core deposit intangible and other intangibles, net	(13,537)	(15,864)	(14,110)
Goodwill	(78,862)	(159,083)	(78,862)

Tangible stockholders’ equity	$127,272	$195,751	$208,098

(9)	Prior periods with earnings were re-stated as required by FSP EITF 03-6-1, which was effective on January 1, 2009, to allocate earnings available to common stockholders to restricted shares of common stock that are considered participating securities.
Results of Operations – Three and Six Months Ended
June 30, 2009 and 2008
          Set forth below are highlights of the second quarter of 2009 results compared to the second quarter of 2008 and the first quarter of 2009.
•	Basic and diluted loss per share for the three months ended June 30, 2009 was $2.78 compared to earnings of $0.06 for the comparable period in 2008 and a loss of $0.27 for the first quarter of 2009.

•	Net loss for the second quarter of 2009 was $76.5 million compared to $5.3 million loss in the first quarter of 2009 and earnings of $2.4 million for the second quarter of 2008.

•	The Company recorded a $57.9 million tax charge due to a valuation allowance on its deferred tax assets and an $8.1 million tax charge related to the liquidation of bank owned life insurance in the second quarter of 2009.

•	The Company recognized net gains on the securities portfolio repositioning of $4.3 million in the second quarter of 2009.

•	Net interest income decreased 7.5% to $21.1 million in the second quarter of 2009 compared to $22.8 million in the second quarter of 2008 but was flat compared to the first quarter of 2009. The net interest margin decreased to 2.52% in the second quarter of 2009 compared to 2.63% in the first quarter of 2009 and 2.89% in the second quarter of 2008 as a result of repositioning the securities portfolio into shorter term lower yielding securities.

•	The annualized return on average assets for the three months ended June 30, 2009 was (8.38)% compared to 0.26% for the similar period in 2008 and (0.59)% for the first quarter of 2009.

•	The annualized return on average equity for the three months ended June 30, 2009 was (103.60)% compared to 2.57% for the similar period in 2008 and (7.12)% for the first quarter of 2009.

•	The provision for loan losses was $20.0 million in the second quarter of 2009 compared to $4.4 million for the comparable period in 2008 and $13.0 million in the first quarter of 2009.

•	Noninterest income increased 66.0% to $7.3 million in the second quarter of 2009 compared to $4.4 million in the second quarter of 2008 and was $4.0 million higher than the $3.3 million in the first quarter of 2009, due to the $4.3 million net gains on the securities portfolio repositioning. Noninterest income ignoring the securities gains and impairment loss for the second quarter of 2009 was $3.8 million.

•	Noninterest expenses increased 23.6% to $25.2 million in the second quarter of 2009 compared to $20.4 million in the second quarter of 2008 and was $3.4 million higher than the $21.8 million in the first quarter of 2009.

•	The increase in noninterest expenses was largely due to the FDIC insurance special assessment of $1.7 million and increased regular quarterly FDIC premiums which was $1.7 million and $350,000 higher than the second quarter of 2008 and the first quarter of 2009, respectively. The Company also recognized net severance expense of $699,000 in the second quarter of 2009.
     Set forth below are highlights of the six months ended June 30, 2009 results compared to the results for the six months ended June 30, 2008.
•	Basic and diluted loss per share for the six months ended June 30, 2009 was $3.05 compared to $0.17 for the same period in 2008.

•	Net interest income decreased 6.3% to $42.2 million in the first half of 2009 compared to $45.0 million in the first half of 2008. The net interest margin was 2.55% for the six months ended June 30, 2009 compared to 2.86% for the similar period of 2008.

•	The annualized return on average assets for the six months ended June 30, 2009 was (4.51)% compared to (0.16)% for the similar period in 2008.

•	The annualized return on average equity for the six months ended June 30, 2009 was (55.07)% compared to (1.58)% for the similar period in 2008.

•	The provision for loan losses was $33.0 million in the first half of 2009 compared to $9.8 million for the comparable period in 2008.

•	Noninterest income increased 72.0% to $10.6 million in the first six months of 2009 compared to $6.2 million in the same period of 2008. Excluding the impairment charges and net gains on securities transactions and the gain on the sale of real estate, noninterest income was $7.1 million for the first half of 2009 compared to $8.5 million for same period in 2008.

•	Noninterest expenses decreased by 4.2% to $46.9 million in the first half of 2009 compared to $49.0 million in the first half of 2008. Excluding the loss on extinguishment of debt, noninterest expenses were $41.9 million the first half of 2008. The increase in noninterest expenses was largely due to the FDIC insurance special assessment of $1.7 million and increased regular quarterly FDIC premiums which was $2.1 million higher than the first six months of 2008.

Net Interest Income
          The following table sets forth the average balances, net interest income on a tax equivalent basis and expense and average yields and rates for the Company’s interest-earning assets and interest-bearing liabilities for the indicated periods.

	For the Three Months Ended
	June 30, 2009			June 30, 2008			March 31, 2009
	Average		Average	Average		Average	Average		Average
	Balance	Interest	Rate	Balance	Interest	Rate	Balance	Interest	Rate
	(Dollars in thousands)
Interest-Earning Assets:
Federal funds sold and interest-bearing deposits due from banks	$59,551	75	0.50%	$22,696	98	1.73%	$4,787	$37	3.09%
Securities:
Taxable(1)	626,489	4,663	2.98	701,254	9,512	5.43	629,783	6,940	4.41
Exempt from federal income taxes(1)	43,005	406	3.78	61,635	912	5.92	58,551	846	5.78

Total securities	669,494	5,069	3.03	762,889	10,424	5.47	688,334	7,786	4.52
FRB and FHLB stock	30,301	170	2.24	29,264	184	2.52	31,698	190	2.40
Loans:
Commercial loans(1)(2)(3)	549,168	6,770	4.93	486,794	7,360	6.05	530,467	6,588	4.97
Commercial real estate loans(1)(2)(3)(4)	1,675,704	24,608	5.87	1,642,838	25,702	6.26	1,663,760	24,230	5.83
Agricultural loans(2)(3)	9,991	164	6.57	6,139	95	6.19	7,516	119	6.33
Consumer real estate loans(2)(3)(4)	343,898	3,708	4.31	313,556	4,120	5.26	335,768	3,566	4.25
Consumer installment loans(2)(3)	5,996	98	6.54	10,159	170	6.69	6,259	107	6.84

Total loans	2,584,757	35,348	5.47	2,459,486	37,447	6.09	2,543,770	34,610	5.44

Total interest-earning assets	$3,344,103	$40,662	4.86%	$3,274,335	$48,153	5.88%	$3,268,589	$42,623	5.22%

Noninterest-Earning Assets:
Cash	$44,037			$52,693			$69,006
Premises and equipment, net	39,331			38,144			38,166
Allowance for loan losses	(58,211)			(20,412)			(46,503)
Other assets	291,410			341,590			319,615

Total noninterest-earning assets	316,567			412,015			380,284

Total assets	$3,660,670			$3,686,350			$3,648,873

Interest-Bearing Liabilities:
Deposits:
Interest-bearing demand deposits	$178,231	$222	0.50%	$215,076	$492	0.92%	$173,291	$256	0.59%
Money-market demand and savings accounts	358,791	721	0.80	399,380	1,197	1.20	351,778	753	0.86
Time deposits	1,658,904	11,267	2.72	1,448,198	14,422	3.98	1,618,236	12,676	3.13

Total interest-bearing deposits	2,195,926	12,210	2.22	2,062,654	16,111	3.12	2,143,305	13,685	2.55
Borrowings:
Federal funds purchased, FRB discount window advances, and repurchase agreements	319,397	3,249	4.07	451,351	4,154	3.68	333,990	3,234	3.87
FHLB advances	342,637	3,035	3.54	296,044	2,437	3.29	363,000	3,029	3.34
Junior subordinated debentures	60,816	615	4.04	60,749	876	5.77	60,799	739	4.86
Revolving note payable	8,600	88	4.09	8,896	94	4.23	8,600	43	2.00
Term note payable	55,000	266	1.93	55,000	575	4.18	55,000	282	2.05
Subordinated debt	15,000	144	3.84	15,000	232	6.19	15,000	152	4.05

Total borrowings	801,450	7,397	3.69	887,040	8,368	3.77	836,389	7,479	3.58

Total interest-bearing liabilities	$2,997,376	$19,607	2.62%	$2,949,694	$24,479	3.32%	$2,979,694	$21,164	2.84%

Noninterest-Bearing Liabilities:
Noninterest-bearing demand deposits	$333,600			$322,110			$330,957
Other liabilities	33,639			34,869			35,203

Total noninterest-bearing liabilities	367,239			356,979			366,160
Stockholders’ equity	296,055			379,677			303,019

Total liabilities and stockholders’ equity	$3,660,670			$3,686,350			$3,648,873

Net interest income (tax equivalent)(1)(5)		$21,055	2.24%		$23,674	2.56%		$21,459	2.38%

Net interest margin (tax equivalent)(1)			2.52%			2.89%			2.63%

Net interest income(5)(6)		$21,055			$22,765			$21,102

Net interest margin(5)			2.52%			2.78%			2.58%

Average interest-earning assets to Interest-bearing liabilities	111.57%			111.01%			109.70%

(1)	Adjusted for 35% tax rate and adjusted for the dividends-received deduction, except for the quarter ended June 30, 2009 as a result of the Company’s current tax positon.

(2)	Nonaccrual loans are included in the average balance; however, these loans are not earning any interest.

(3)	Includes loan fees of $574, $773, and $476 for the three months ended June 30, 2009, June 30, 2008, and March 31, 2009, respectively.

(4)	Includes construction loans.

(5)	The following table reconciles reported net interest income on a tax equivalent basis for the periods presented:

	For the three months ended,
	June 30,	June 30,	March 31,
	2009	2008	2009
Net interest income	$21,055	$22,765	$21,102
Tax equivalent adjustment to net interest income	—	909	357

	$21,055	$23,674	$21,459

(6)	Not adjusted for 35% tax rate or for the dividends-received deduction.

	For the Six Months Ended
	June 30, 2009			June 30, 2008
	Average		Average	Average		Average
	Balance	Interest	Rate	Balance	Interest	Rate
	(Dollars in thousands)
Interest-Earning Assets:
Federal funds sold and interest-bearing deposits due from banks	$32,320	$112	0.69%	$22,317	$246	2.20%
Securities:
Taxable(1)	628,127	11,603	3.69	702,687	19,078	5.43
Exempt from federal income taxes(1)	50,735	956	3.77	61,741	1,832	5.93

Total securities	678,862	12,559	3.70	764,428	20,910	5.47
FRB and FHLB stock	30,996	360	2.32	29,247	367	2.51
Loans:
Commercial loans(1)(2)(3)	539,869	13,321	4.93	493,127	16,137	6.54
Commercial real estate loans(1)(2)(3)(4)	1,669,766	48,814	5.85	1,637,451	52,797	6.45
Agricultural loans(2)(3)	8,760	283	6.46	5,775	187	6.48
Consumer real estate loans(2)(3)(4)	339,855	7,274	4.28	312,677	8,831	5.65
Consumer installment loans(2)(3)	6,127	205	6.69	10,628	365	6.87

Total loans	2,564,377	69,897	5.45	2,459,658	78,317	6.37

Total interest-earning assets	$3,306,555	$82,928	5.02%	$3,275,650	$99,840	6.10%

Noninterest-Earning Assets:
Cash	$56,453			$54,164
Premises and equipment, net	38,752			39,735
Allowance for loan losses	(52,389)			(23,850)
Other assets	305,433			340,610

Total noninterest-earning assets	348,249			410,659

Total assets	$3,654,804			$3,686,309

Interest-Bearing Liabilities:
Deposits:
Interest-bearing demand deposits	$175,775	$479	0.55%	$216,296	$1,238	1.14%
Money-market demand and savings accounts	355,304	1,474	0.83	405,235	3,025	1.49
Time deposits	1,638,682	23,942	2.92	1,459,235	30,937	4.24

Total interest-bearing deposits	2,169,761	25,895	2.39	2,080,766	35,200	3.38
Borrowings:
Federal funds purchased, FRB discount window advances and repurchase agreements	326,653	6,483	3.97	427,063	8,147	3.82
FHLB advances	352,762	6,064	3.44	305,601	5,919	3.87
Junior subordinated debentures	60,808	1,354	4.45	60,741	1,921	6.33
Revolving note payable	8,600	131	3.05	7,632	174	4.56
Term note payable	55,000	548	1.99	62,417	1,462	4.68
Subordinated debt	15,000	296	3.95	7,582	235	6.20

Total borrowings	818,823	14,876	3.63	871,036	17,858	4.10

Total interest-bearing liabilities	$2,988,584	$40,771	2.73%	$2,951,802	$53,058	3.59%

Noninterest-Bearing Liabilities:
Noninterest-bearing demand deposits	$332,286			$319,309
Other liabilities	34,417			34,058

Total noninterest-bearing liabilities	366,703			353,367
Stockholders’ equity	299,517			381,140

Total liabilities and stockholders’ equity	$3,654,804			$3,686,309

Net interest income (tax equivalent)(1)(5)		$42,157	2.29%		$46,782	2.51%

Net interest margin (tax equivalent)(1)			2.55%			2.86%

Net interest income(5)(6)		$42,157			$44,981

Net interest margin(5)			2.55%			2.75%

Average interest-earning assets to Interest- bearing liabilities	110.64%			110.97%

(1)	Adjusted for 35% tax rate and adjusted for the dividends-received deduction where applicable, except for the six months ended June 30, 2009 as a result of the Company’s current tax positon.

(2)	Nonaccrual loans are included in the average balance; however, these loans are not earning any interest.

(3)	Includes loan fees of $1,052 and $1,387 for the six months ended June 30, 2009 and 2008, respectively.

(4)	Includes construction loans.

(5)	The following table reconciles reported net interest income on a tax equivalent basis for the periods presented:

	For the six months ended,
	June 30,
	2009	2008
Net interest income	$42,157	$44,981
Tax equivalent adjustment to net interest income	—	1,801

Net interest income, tax equivalent basis	$42,157	$46,782

(6)	Not adjusted for 35% tax rate or for the dividends-received deduction.
          Net interest income is the difference between interest income and fees on earning assets and interest expense on deposits and borrowings. Net interest margin represents net interest income as a percentage of average earning assets during the period.
          Net interest income decreased by $1.7 million, or 7.5%, to $21.1 million in the second quarter of 2009 compared to the same period in 2008 and remained flat compared to the previous quarter. Net interest income declined by $2.8 million, or 6.3%, to $42.2 million in the first half of 2009 compared to the first half of 2008. The net interest margin, on a tax equivalent basis, decreased to 2.52% for the second quarter of 2009 compared to 2.63% for the first quarter of 2009 and 2.89% for the second quarter of 2008. The net interest margin declined to 2.55% for the six months ended June 30, 2009 compared to 2.86% for the same period in 2008, as a result of average rates on interest-earning assets falling more than the average rates paid on interest-bearing liabilities. Due to the Company’s current tax position, the net interest margin for the three and six months ended June 30, 2009 does not reflect a fully taxable-equivalent adjustment.
          Trends in average earning assets include:
•	Yields on average earning assets decreased by 102 basis points in the second quarter of 2009 compared to the second quarter of 2008, while average balances on earning assets increased by $69.8 million, mainly the result of loan growth. Yields on average earning assets decreased by 36 basis points compared to the first quarter of 2009. Yields on average earning assets decreased 108 basis points in the first six months of 2009 compared to the similar period in 2008, while average balances increased by $30.9 million. The decrease in yields was primarily due to the decrease in the overall market rates impacting variable rate loans and the drop in interest income on securities due to the securities portfolio repositioning.

•	Average yields on loans for the second quarter of 2009 increased slightly by 3 basis points to 5.47% compared to the first quarter of 2009 but were 62 basis points lower compared to the same period in 2008. For the first six months of 2009, average yields on loans decreased by 92 basis points to 5.45% compared to the first half of 2008. This decline in yields was primarily due to the re-pricing of the variable rate loans resulting from decreases in the prime rate which was partially mitigated by interest rate floors. Average loans increased by $125.3 million in the quarter ended June 30, 2009 compared to the same period in 2008. Average loan increased by $41.0 million compared to the first quarter of 2009. Average loans increased by $104.7 million in the first half of 2009 compared to the same period in 2008.

•	Yields on average securities decreased in the second quarter of 2009 compared to the prior quarter and the same period in 2008 due largely to the repositioning of the securities portfolio into shorter term lower yielding securities. Average securities decreased by $93.4 million in the second quarter of 2009 compared to the similar period in 2008 and decreased by $18.8 million compared to the first quarter of 2009. Yields on average securities decreased by 177 basis points in the first six months of 2009 compared to the similar period in 2008 and average balances decreased by $85.6 million.

•	During second quarter of 2009, the Company repositioned its securities portfolio to lower capital requirements associated with higher risk-weighted assets, restructure expected cash flows, reduce credit risk, and enhance the Bank’s asset sensitivity. The Company sold $538.1 million of its securities portfolio with an average yield of 3.94% and average life of slightly over two years. These securities were sold in the open market at a net gain of $4.3 million. The Company purchased $571.0 million of U.S. Treasury bills and Government National Mortgage Association mortgage-backed securities. The average yield on these securities is 0.43% with an average life of less than six months.
          Trends in interest-bearing liabilities include:
•	The Company’s cost of funds decreased by 22 basis points on a linked-quarter basis as a result of decreased rates paid on interest-bearing deposits. Average interest-bearing liabilities increased by $17.7 million for the second quarter of 2009 compared to the prior quarter. Yields on average interest-bearing liabilities decreased by 70 basis points, while average balances increased $47.7 million in the second quarter of 2009 compared to the similar period in 2008. When compared to the first half of 2008, the cost of funds decreased by 86 basis points to 2.73% for the first half of 2009, while average interest-bearing liabilities increased $36.8 million.

•	Average interest-bearing deposits increased by $133.3 million, while average rates decreased 90 basis points in the second quarter of 2009 compared to the similar period of 2008. Average rates paid on interest-bearing deposits decreased by 33 basis points to 2.22% for the second quarter of 2009 compared to the first quarter of 2009, but average balances increased by $52.6 million. Yields on average interest-bearing deposits decreased by 99 basis points in the first six months of 2009 compared to the similar period in 2008, and average balances increased by $89.0 million. Most of the decrease in average rates was in certificates of deposit that matured and re-priced at lower rates.

•	Average interest-bearing demand deposit, money market, and savings accounts increased by $12.0 million for the second quarter of 2009 compared to the first quarter of 2009 but decreased by $77.4 million compared to June 30, 2008. On a year-to-date basis, average interest-bearing demand deposit, money market, and savings accounts decreased by $90.5 million compared to 2008.

•	The costs of average borrowings decreased by 8 basis points in the second quarter of 2009 compared to the same period in 2008, while average balances decreased by $85.6 million largely due to increased deposits. Average borrowings decreased by $34.9 million in the second quarter of 2009 over the first quarter of 2009, while average rates paid increased by 11 basis points to 3.69%. For the six months ended June 30, 2009, average borrowings decreased by $52.2 million and average rates paid decreased by 47 basis points, largely due to decreases in short-term LIBOR rates.

Noninterest Income
          Set forth below is a summary of the second quarter 2009 noninterest income activity compared to the second quarter of 2008 and first quarter of 2009.
•	Noninterest income was $7.3 million for the three months ended June 30, 2009, an increase of $2.9 million, or 66.0%, over the comparable period in 2008, and was $4.0 million higher than the first quarter of 2009. This increase was primarily attributable to the net gains on the securities portfolio repositioning of $4.3 million recognized in the second quarter of 2009.

•	Due to these net gains, the annualized noninterest income to average assets ratio was 0.80% for the three months ended June 30, 2009 compared to 0.48% for the same period in 2008 and 0.37% for the three months ended March 31, 2009.

•	Service charges on deposits in the second quarter of 2009 were flat at $2.0 million when compared to the same period in 2008 and increased by $59,000 when compared to the first quarter of 2009.

•	Insurance and brokerage commissions for the three months ended June 30, 2009 decreased by $345,000, or 50.5%, to $338,000 when compared to the second quarter of 2008, mostly due to the difficult economy, but slightly increased by $18,000 when compared to first quarter of 2009.

•	Trust income decreased by $186,000 in the second quarter of 2009 compared to the second quarter of 2008 due to the decreased value of trust assets under management but slightly increased by $14,000 compared to the first quarter of 2009.

•	Income from the increase in the cash surrender value of life insurance decreased by $375,000 and $352,000 for the three months ended June 30, 2009 compared to the similar period in 2008 and the first quarter of 2009, respectively, reflecting the liquidation of the bank owned life insurance during the second quarter of 2009.
          Set forth below is a summary of the six months ended June 30, 2009 noninterest income activity compared to the same period in 2008.
•	Noninterest income was $10.6 million for the six months ended June 30, 2009, an increase of $4.5 million, or 72.0%, over the comparable period in 2008. This increase was primarily attributable to the net gains on the securities portfolio repositioning of $4.3 million recognized in the second quarter of 2009. In the first half of 2008, the Company recognized an impairment charge on securities of $17.6 million and a gain on the sale of property of $15.2 million. Excluding the net gains on the securities portfolio repositioning in 2009, the impairment charge on securities and the gain on the sale of property in 2008, noninterest income in the first half of 2009 decreased by $1.4 million when compared to the first half of 2008.

•	The annualized noninterest income to average assets ratio was 0.59% for the six months ended June 30, 2009 compared to 0.34% for the same period in 2008. Excluding the net gains on the securities portfolio repositioning in 2009, the impairment charge on securities and the gain on the sale of property in 2008, the annualized noninterest income to average assets ratio was 0.39% and 0.47% for the first half of 2009 and 2008, respectively.

•	Insurance and brokerage commissions for the six months ended June 30, 2009 decreased by $585,000 when compared to the first half of 2008, mostly due to the difficult economy causing a lower volume of transactions.

•	Trust income decreased by $353,000 in the first half of 2009 compared to the same period in 2008, partially due to market value decreases and loss of accounts. Trust income is largely based on a percentage of assets under management.

•	Income from the increase in the cash surrender value of life insurance decreased by $391,000 to $1.3 million during the six months ended June 30, 2009 compared to the similar period in 2008, reflecting the liquidation of the bank owned life insurance in the second quarter of 2009.
Noninterest Expenses
          Set forth below is a summary of the second quarter 2009 noninterest expenses compared to the second quarter of 2008 and the first quarter of 2009.
•	Total noninterest expenses increased 23.6%, or $4.8 million, to $25.2 million during the second quarter of 2009 compared to $20.4 million for the similar period in 2008. In comparison to the first quarter of 2009, total noninterest expenses increased by $3.4 million. This increase was largely due to the FDIC insurance special assessment of $1.7 million and increased quarterly FDIC insurance premiums which were $1.7 million and $350,000 higher than the second quarter of 2008 and the first quarter of 2009, respectively.

•	The annualized noninterest expenses to average assets ratio was 2.76% for the three months ended June 30, 2009 compared to 2.22% for the same period in 2008 and 2.42% for the three months ended March 31, 2009.

•	Salaries and benefits expense increased by $844,000, or 7.7%, during the second quarter of 2009 compared to the second quarter of 2008, and increased by $776,000, or 7.0%, compared to the first quarter of 2009, mostly due to severance costs related to cost reduction initiatives.

•	Occupancy and equipment expense increased by $263,000, or 8.5%, during the second quarter of 2009 to $3.4 million compared to the similar period in 2008, and by $111,000, or 3.4%, compared to the first quarter of 2008, mainly due to increased rent and maintenance expenses.

•	Professional services expense rose by $94,000 to $1.9 million in the second quarter of 2009 compared to the second quarter of 2008. Professional services expense decreased by $212,000 compared to the first quarter of 2009.

•	Marketing expenses in the second quarter of 2009 were $374,000 lower than in the second quarter of 2008 and $349,000 lower than the first quarter of 2009, as certain product programs were scaled back or put on hold in order to control costs.

•	Foreclosed properties expense increased in the second quarter of 2009 by $213,000 and $105,000 compared to the second quarter of 2008 and first quarter of 2009, respectively, due to the increase of $17.2 million and $1.1 million in foreclosed properties when compared to June 30, 2008 and March 30, 2009, respectively.

          Set forth below is a summary of noninterest expenses for the six months ended June 30, 2009 compared to the same period in 2008.
•	Total noninterest expenses decreased $2.0 million to $46.9 million during the first half of 2009 compared to $49.0 million for the similar period in 2008. The Company recognized a loss on the early extinguishment of debt of $7.1 million resulting from the prepayment of $130.0 million in advances from the FHLB in the first quarter of 2008. Compared to the first half of 2008, the FDIC insurance expense was higher by $3.8 million due to the special assessment of $1.7 million and increased quarterly premiums.

•	The annualized noninterest expenses to average assets ratio was 2.59% for the six months ended June 30, 2009 compared to 2.67% for the same period in 2008. Excluding the loss on the early extinguishment of debt, the annualized noninterest expenses to average assets ratio was 2.28% for the first half of 2008.

•	Salaries and benefits expense decreased by $1.1 million during the first half of 2009 compared to the first half of 2008, which was due in large part to the difference in first quarter 2009 officer incentive expense including the reversal of $850,000 accrued in prior periods. This reversal was related to a reduction in previously planned staff bonuses and a decision in 2009 to forego all 2008 bonuses for executive officers. This reversal was partly offset by the severance costs related to the cost reduction initiatives.

•	Occupancy and equipment expense increased by $609,000, or 10.2%, during the six months ended June 30, 2009 to $6.6 million compared to the similar period in 2009 mainly due to increased rent and maintenance expenses.

•	Professional services expense rose by $658,000, or 19.7%, to $4.0 million in the first half of 2009 compared to the first half of 2008 due to higher legal, including legal expenses related to problem loan workouts, and consulting expenses.

•	Marketing expenses for the six months ended June 30, 2009 were $1.0 million, or 20.3% lower than in the same period in 2008, as certain product programs were scaled back or put on hold in an effort to control costs.

•	Foreclosed properties expense increased in the first half of 2009 by $553,000 compared to the same period in 2008, due to the increase in foreclosed properties.
Income Taxes
          The Company recorded income tax expense of $59.6 million and an income tax benefit of $52,000 for the quarters ended June 30, 2009 and 2008, respectively. For the first half of 2009, the Company recorded income tax expense of $54.7 million compared to an income tax benefit of $4.6 million, or 60.8% of loss before taxes for the same period of 2008. The change in the effective tax rate is attributed to expense of $57.9 million related to adding a valuation allowance on deferred tax assets and the $8.1 million tax charge related to the liquidation of bank owned life insurance in the second quarter of 2009. The Company’s marginal tax rate is approximately 40%.

          The difference between the provision for income taxes in the consolidated financial statements and amounts computed by applying the current federal statutory income tax rate of 35% to income before income taxes is reconciled as follows:

	Three Months Ended June 30,				Six Months Ended June 30,
	2009		2008		2009		2008
	(In thousands)
Income taxes computed at the statutory rate	$(5,887)	35.0%	$831	35.0%	$(9,498)	35.0%	$(2,670)	35.0%
Tax-exempt interest income on securities and loans	(173)	1.0	(207)	(8.7)	(402)	1.5	(404)	5.3
General business credits	315	(1.9)	(148)	(6.2)	(294)	1.1	(278)	3.6
State income taxes, net of federal tax benefit due to state operating loss	304	(1.8)	(28)	(1.2)	(219)	0.8	(760)	10.0
Life insurance cash surrender value increase, net of premiums	(173)	1.0	(303)	(12.8)	(466)	1.7	(603)	7.9
Liquidation of bank owned life insurance	6,924	(41.1)	—	—	6,924	(25.5)	—	—
Dividends received deduction	—	—	(301)	(12.7)	—	—	(602)	7.9
Valuation allowance	57,862	(344.0)	—	—	57,862	(213.2)	—	—

Nondeductible costs and other, net	475	(2.8)	104	4.4	744	(2.7)	678	(8.9)

(Benefit) provision for income taxes	$59,647	(354.6)%	$(52)	(2.2)%	$54,651	(201.3)%	$(4,639)	60.8%

          During the quarter, the Company liquidated its $85.8 million investment in bank owned life insurance in order to reduce the Company’s investment risk and its risk-weighted assets which favorably impacted the Bank’s regulatory capital ratios. The $16.3 million increase in cash surrender value of the policies since the time of purchase is treated as ordinary income for tax purposes. Additionally, a 10% IRS excise tax was incurred as a result of the liquidation. As a result, the Company recorded total tax expense of $8.1 million, including state taxes, in the second quarter of 2009 for this transaction.
          The Company established a valuation allowance of $60.0 million against its existing net deferred tax assets during the quarter. The valuation allowance includes $2.1 million relating to deferred taxes which were established for securities available for sale and for the SERP program. The Company’s primary deferred tax assets relate to its allowance for loan losses and impairment charges relating to FNMA and FHLMC preferred stock holdings. Under generally accepted accounting principles, a valuation allowance is required to be recognized if it is “more likely than not” that such deferred tax assets will not be realized. In making that determination, management is required to evaluate both positive and negative evidence including recent historical financial performance, forecasts of future income, tax planning strategies and assessments of the current and future economic and business conditions. The Company performs this evaluation on a quarterly basis.
          In conducting its regular quarterly evaluation, the Company made a determination to establish a valuation allowance as of June 30, 2009 based primarily upon the existence of a three year cumulative loss derived by combining the pre-tax income (loss) reported during the two most recent annual periods (calendar years ended 2007 and 2008) with management’s current projected results for the year ending 2009. This three year cumulative loss position is primarily attributable to significant provisions for loan losses incurred and currently forecasted during the three years ending 2009 and losses realized during 2008 on its FNMA and FHLMC preferred stock holdings and goodwill impairment. Although the Company’s current financial forecasts indicate sufficient taxable income will be generated in the future to ultimately realize the existing deferred tax benefits, those forecasts were not considered sufficient positive evidence to overcome the observable negative evidence associated with the three year cumulative loss position determined at June 30, 2009. The creation of the valuation allowance, although it increased tax expense for the quarter ended June 30, 2009 and similarly reduced tangible book value, did not have an effect on the Company’s cash flows. The remaining net deferred tax assets of $5.1 million are supported by available tax planning strategies. The Company expects valuation allowance adjustments equal to any tax expense or benefits earned, therefore, it expects an effective rate of 0% in the near term.

Financial Condition
          Set forth below are balance sheet highlights at June 30, 2009 compared to December 31, 2008 and June 30, 2008.
•	Total assets decreased slightly at June 30, 2009 compared to year end 2008 and were down $157.5 million compared to June 30, 2008.

•	Total loans increased $49.5 million to $2.6 billion at June 30, 2009 compared to year end 2008 and by $58.2 million over the second quarter of 2008, but decreased by $31.8 million compared to the first quarter of 2009.

•	The $85.8 million investment in bank owned life insurance was liquidated during the second quarter of 2009 in order to reduce the Company’s investment risk and the Bank’s regulatory capital requirement.

•	At June 30, 2009, the Company established a valuation allowance of $60.0 million against its existing net deferred tax assets.

•	Deposits increased by $125.7 million to $2.5 billion at June 30, 2009 compared to year end 2008 and increased by $198.4 million when compared to June 30, 2008.
          Set forth below are asset quality highlights at June 30, 2009 compared to December 31, 2008 and June 30, 2008.
•	The downturn in the commercial and residential real estate markets continued to have a significant negative impact on the Company’s loan portfolio, resulting in a significant deterioration in credit quality and an increase in loan losses and its allowance for loan losses. The Company believes it is likely that the credit quality of its loan portfolio will further deteriorate through the end of 2009.

•	Nonaccrual loans were 3.71% of total loans at June 30, 2009, up from 2.43% of total loans at year end and 1.64% at June 30, 2008.

•	Foreclosed properties increased from $12.0 million at year end to $19.6 million at June 30, 2009, mainly due to the foreclosure action on three large loan relationships.

•	Loan delinquencies of 30-89 days were 2.18% of loans at June 30, 2009, up from 1.03% at December 31, 2008 and 0.35% at June 30, 2008, due to the continued deterioration of economic conditions.

•	Nonperforming assets were 3.52% of total assets at June 30, 2009, up from 2.36% at year end and 1.16% at June 30, 2008, as a result of the increase in nonaccrual loans and foreclosed properties.

•	The allowance for loan losses was 2.50% of total loans as of June 30, 2009, versus 1.77% at year end 2008 and 0.90% at June 30, 2008, due to a $33.0 million provision in the first half of 2009 with net charge-offs of $13.5 million during that period.

•	The allowance for loan losses to nonaccrual loans ratio was 67.24% at June 30, 2009, 72.72% at year end, and 55.20% for the corresponding period of 2008.

Loans
          The following table sets forth the composition of the Company’s loan portfolio on a source of repayment basis as of the indicated dates.

	June 30,		December 31,
	2009		2008
		% of Gross		% of Gross
	Amount	Loans	Amount	Loans
		(Dollars in thousands)
Commercial	$1,100,979	43.1%	$1,090,078	43.3%
Construction	350,688	13.7	366,178	14.6
Commercial real estate	766,113	29.9	729,729	29.1
Home equity	225,789	8.8	194,673	7.8
Other consumer	5,627	0.2	6,332	0.3
Residential mortgage	110,735	4.3	123,161	4.9

Total loans, gross	2,559,931	100.0%	2,510,151	100.0%

Net deferred fees	(674)		(392)

Total loans, net	$2,559,257		$2,509,759

          Total loans increased $49.5 million to $2.6 billion at June 30, 2009 from December 31, 2008, which the Company will continue to moderate through underwriting and pricing discipline. Total loans decreased by $31.8 million from the first quarter of 2009. Set forth below are other highlights of the loan portfolio.
•	Commercial loans increased $10.9 million to $1.1 billion as of June 30, 2009 from December 31, 2008 and comprise 43.1% of the loan portfolio.

•	Construction loans decreased by $15.5 million to $350.7 million, or 13.7% of the loan portfolio, as of June 30, 2009 from $366.2 million and 14.6% at December 31, 2008.

•	Commercial real estate loans increased by $36.4 million to $766.1 million, or 29.9% of the loan portfolio, as of June 30, 2009 from $729.7 million and 29.1% at year end.

•	Home equity loans increased by $31.1 million to $225.8 million, or 8.8% of the loan portfolio, as of June 30, 2009 from $194.7 million at year end.

•	Residential mortgage loans decreased by $12.4 million to $110.7 million as of June 30, 2009 from $123.2 million at year end.

•	The Company does not hold any sub-prime loans in its portfolio.
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

          Following is a summary of activity in the allowance for loan losses:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
		(In thousands)
Balance, at beginning of period	$53,011	$20,344	$44,432	$26,748

Provision charged to operations	20,000	4,415	33,000	9,815

Loans charged off	(9,726)	(2,998)	(14,545)	(15,248)
Recoveries	608	845	1,006	1,291

Net loans charged off	(9,118)	(2,153)	(13,539)	(13,957)

Balance, at end of period	$63,893	$22,606	$63,893	$22,606

          The Company recorded a provision for loan losses of $20.0 million for the three months ended June 30, 2009 reflecting management’s updated assessments of impaired loans, loans newly identified as impaired during the quarter, migration of loans not specifically analyzed for impairment into higher credit risk rating categories, and continued deterioration of economic conditions.
          A provision for loan losses of $33.0 million was taken for the first half of 2009 compared to $9.8 for the similar period in 2008, reflecting management’s updated assessments of impaired loans and the continued deterioration of economic conditions. The Company had net charge-offs of $13.5 million for the first six months of 2009 compared to $14.0 million for the same period in 2008.
          The Company had a reserve for losses on unfunded commitments of $1.3 million at June 30, 2009, up from $1.1 million at December 31, 2008 and $586,000 at June 30, 2008.
          The following table sets forth certain asset quality ratios related to the allowance for loan losses on a quarter-to-date basis as of the indicated dates.

	June 30,		December 31,		June 30,
	2009		2008		2008
Net loans charged off to average loans during quarter	1.41%		2.39%		0.35%
Provision for loan losses to total loans	3.13		3.17		0.71
Allowance for loan losses to total loans	2.50		1.77		0.90
Allowance to nonaccrual loans	0.67	x	0.73	x	0.55	x
          The Company recognizes that credit losses will be experienced and the risk of loss will vary with, among other things; general economic conditions; the type of loan being made; the creditworthiness of the borrower over the term of the loan; and in the case of a collateralized loan, the quality of the collateral. The allowance for loan losses represents the Company’s estimate of the amount deemed necessary to provide for probable losses existing in the portfolio. In making this determination, the Company analyzes the ultimate collectibility of the loans in its portfolio by incorporating feedback provided by internal loan staff. Each loan officer grades his or her individual commercial credits and the Company’s loan review personnel independently review the officers’ grades.
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
          There are many factors affecting the allowance for loan losses; some are quantitative while others require qualitative judgment. The process for determining the allowance (which management believes adequately considers all of the factors which potentially result in credit losses) includes subjective elements and, therefore, may be susceptible to significant change. To the extent actual outcomes differ from management estimates, additional provisions for credit losses could be required that may adversely affect the Company’s earnings or financial position in future periods.
Nonaccrual Loans and Nonperforming Assets
          Nonaccrual loans increased by $33.9 million to $95.0 million at June 30, 2009 from December 31, 2008. The commercial and commercial real estate loan portfolios experienced the most duress in the first six months of 2009.
          Nonaccrual commercial loans increased by $12.6 million, mostly due to the following three credits:
•	a $6.5 million loan to a company that markets to real estate agents and brokers that has been negatively affected by the real estate downturn;

•	a $2.8 million loan relationship with an energy company currently operating under a forebearance agreement; and

•	a $2.8 million loan relationship with a full-service tradeshow display company where the recent death of the principal caused a disruption in its business operations. This borrower is currently operating under a forebearance agreement.
          Nonaccrual commercial real estate loans increased by $13.2 million, due in large part to the following three credits:
•	a $4.9 million loan originated in 2003 for a commercial property in a western suburb of Chicago which has been stalled due to on-going litigation with the local municipality;

•	a $4.1 million relationship with a contractor for the development of three residential properties in northern suburbs of Chicago which have been slow to sell; and

•	a $2.4 million relationship with a real estate developer for eight investment properties near Rockford which have been impacted by local economic conditions.

          Foreclosed properties were $19.6 million at June 30, 2009, an increase of $7.6 million compared to year end mainly due to three new properties: $5.1 million related to multiple properties including vacant land parcels and an office building, $995,000 related to residential property, and $913,000 related to commercial and residential properties.
          Nonperforming assets were $125.6 million at June 30, 2009 compared to $84.1 million at December 31, 2008. The Company had $11.0 million in troubled-debt restructuring to one borrower as of June 30, 2009 and December 31, 2008. These troubled-debt restructured loans were still accruing and no specific allowance was allocated to them at June 30, 2009.
          The following table sets forth information on the Company’s nonaccrual loans and nonperforming assets as of the indicated dates.

	June 30,	December 31,	June 30,
	2009	2008	2008
	(Dollars in thousands)
Nonaccrual loans	$95,023	$61,104	$40,956
Troubled-debt restructuring	11,006	11,006	––

Total nonperforming loans	106,029	72,110	40,956
Foreclosed properties	19,588	12,018	2,375

Total nonperforming assets	$125,617	$84,128	$43,331

Nonaccrual loans to loans	3.71%	2.43%	1.64%
Nonperforming assets to loans and foreclosed properties	4.87	3.34	1.73
Nonperforming assets to assets	3.52	2.36	1.16
There were no impaired and other loans 90 days past due and accruing at June 30, 2009, December 31, 2008, and June 30, 2008.
          In addition to the loans summarized above, at June 30, 2009 and December 31, 2008, the Company had $92.6 million and $71.0 million of loans currently performing that have been internally assigned higher credit risk ratings. The higher risk ratings are primarily due to internally identified specific or collective credit characteristics including decreased capacity to repay loan obligations due to adverse market conditions, a lack of borrower or guarantor’s capital capacity and reduced collateral valuations securing the loans as a secondary source of repayment. These loans continue to accrue interest. Management does not expect losses on these loans, but recognizes that a higher level of scrutiny is prudent under the circumstances.
Securities
          The Company manages its securities portfolio to provide a source of both liquidity and earnings. The investment policy is developed in conjunction with established asset/liability committee directives. The investment policy is reviewed by senior management of the Company in terms of its objectives, investment guidelines and consistency with overall Company performance and risk management goals. The investment policy is formally reviewed and approved annually by the Board of Directors. The asset/liability committee of is responsible for reporting and monitoring compliance with the investment policy. Reports are provided to the asset/liability committee and the Board of Directors of the Company on a regular basis.

          The following tables set forth the composition of the Company’s securities portfolio by major category as of June 30, 2009.

	June 30, 2009
	Held-to-Maturity		Available-for-Sale		Total
							% of
	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized
	Cost	Value	Cost	Value	Cost	Value	Cost
			(Dollars in thousands)
Obligations of the U.S. Treasury	$—	$—	$518,780	$518,769	$518,780	$518,769	81.4%
Obligations of states and political subdivisions	—	—	2,597	2,597	2,597	2,597	0.4
Mortgage-backed securities:
U.S. government agencies – residential (1)	—	—	51,303	51,283	51,303	51,283	8.0
U.S. government agencies – commercial (1)	—	—	19,065	18,562	19,065	18,562	3.0
U.S. government-sponsored entities (2)	—	—	24,243	24,243	24,243	24,243	3.8
Equity securities of U.S. government-sponsored entities (3)	—	—	2,749	2,105	2,749	2,105	0.4
Other bonds	—	—	19,079	15,723	19,079	15,723	3.0

Total	$—	$—	$637,816	$633,282	$637,816	$633,282	100.0%

(1)	Includes obligations of GNMA.

(2)	Includes obligations of FNMA and FHLMC.

(3)	Includes issues from FNMA and FHLMC.
          Securities available-for-sale are carried at fair value, with related unrealized net gains or losses, net of deferred income taxes, recorded as an adjustment to other comprehensive loss. At June 30, 2009, unrealized losses on securities available-for-sale were $4.5 million compared to unrealized losses of $2.4 million, or $1.4 million net of taxes, at December 31, 2008. A deferred income tax adjustment to the carrying value was not recorded as a result of the Company’s tax position at June 30, 2009.
          During second quarter of 2009, the Company repositioned its securities portfolio to lower capital requirements associated with higher risk-weighted assets, restructure expected cash flows, reduce credit risk, and enhance the Bank’s asset sensitivity. The Company sold $538.1 million of its securities portfolio with an average yield of 3.94% and average life of slightly over two years. The securities sold included U.S. government-sponsored entities debentures, mortgage-backed securities, and municipal bonds. These securities were sold in the open market at a net gain of $4.3 million. The Company purchased $571.0 million of U.S. Treasury bills and Government National Mortgage Association mortgage-backed securities. The average yield on these securities is 0.43% with an average life of less than six months. The Company will reinvest into higher-yielding securities as opportunities present themselves.
          As of June 30, 2009, the Company still held $27.6 million in five securities, including municipal bonds and U.S. government-sponsored entities mortgage-backed securities, that were ear-marked for sale under this portfolio repositioning program. Consistent with that program and the Company’s stated intent to sell these securities, and the Company recognized a $740,000 other-than-temporary impairment charge during the quarter ended June 30, 2009.
          Securities available-for-sale increased by $11.3 million to $633.3 million at June 30, 2009 from December 31, 2008. Set forth below are other highlights of the securities portfolio.
•	U.S. Treasury and obligations of U.S. government-sponsored entities increased by $253.3 million to $518.8 million, or 95.4% of the portfolio, at June 30, 2009 compared to $265.4 million at year end. At June 30, 2009, the Company’s holdings in this category consisted of only U.S. Treasury bills with maturities of less than four months.

•	U.S. government agency and government-sponsored entity mortgage-backed securities decreased $189.6 million, from $283.7 million at December 31, 2008 to $94.1 million at June 30, 2009.

•	Equity securities increased $1.2 million to $2.1 million at June 30, 2009 from December 31, 2008 as a result of the increase in fair market value.

•	Other bonds increased by $482,000 to $15.7 million at June 30, 2009 from $15.2 million at December 31, 2008 as a result of the increase in fair market value.

•	The securities portfolio does not contain any sub-prime or Alt-A mortgage-backed securities.
          During the second quarter of 2009, as a part of its repositioning program described above, the Company sold its entire portfolio of securities held-to-maturity of $27.7 million at a net gain of $117,000.
          Certain available-for-sale securities were temporarily impaired at June 30, 2009, primarily due to changes in interest rates as well as current economic conditions that appear to be cyclical in nature. With respect to the largest unrealized loss position, the Company has approximately 166.6% senior collateral coverage related to this security. The unrealized losses on equity securities relate to the preferred equity securities issued by FNMA and FHLMC which were rated Ca and C by Moody’s and S&P, respectively, as of June 30, 2009. The dividend on these equity securities has been suspended.
          The Company does not intend to sell nor would it be required to sell the temporarily impaired securities before recovering their amortized cost. See Note 3 — Securities to the unaudited consolidated financial statements for more details.
Cash Surrender Value of Life Insurance
          During the second quarter of 2009, the Company liquidated its $85.8 million investment in bank owned life insurance in order to reduce the Company’s investment risk and risk-weighted assets which favorably impacted the Bank’s regulatory capital ratios. The $16.3 million increase in cash surrender value of the policies since the time of purchase is treated as ordinary income for tax purposes. Additionally, a 10% IRS excise tax was incurred as a result of the liquidation. The Company recorded a tax expense of $8.1 million in the second quarter of 2009 for this transaction.
Deposits and Borrowed Funds
          The following table sets forth the composition of the Company’s deposits as of the indicated dates.

	June 30,	December 31,
	2009	2008
	(In thousands)
Noninterest-bearing demand	$336,347	$334,495
Interest-bearing demand	177,782	176,224
Money market	218,946	208,484
Savings	133,072	129,101
Certificates of deposit less than $100,000	851,469	689,896
Certificates of deposit of $100,000 or more	441,078	435,687
Brokered certificates of deposit	379,796	438,904

Total interest-bearing deposits	2,202,143	2,078,296

Total	$2,538,490	$2,412,791

Total core deposits (1)	$866,147	$848,304

(1)	Consists of noninterest-bearing and interest-bearing demand, money market, and savings.
          Total deposits of $2.5 billion at June 30, 2009 represented an increase of $125.7 million, or 5.2%, from December 31, 2008. Changes in the Company’s deposits are noted below.

•	Noninterest-bearing deposits were $336.3 million at June 30, 2009, $1.9 million more than the $334.5 million level at December 31, 2008.

•	Interest-bearing deposits increased 6.0%, or $123.8 million to $2.2 billion at June 30, 2009 compared to December 31, 2008.

•	Core deposits, which consist of demand deposit, interest-bearing demand deposit, money market, and savings accounts, increased $17.8 million to $866.1 million at June 30, 2009 from $848.3 million at December 31, 2008 due to strong sales efforts.

•	Certificates of deposit under $100,000 increased $161.6 million, or 23.4%, from December 31, 2008 to $851.5 million at June 30, 2009, as a result of successful promotions.

•	Certificates of deposit over $100,000 increased by $5.4 million from December 31, 2008 to $441.1 million at June 30, 2009.

•	Certificates of deposits through the CDARS and Internet networks were $124.1 million at June 30, 2009 compared to $41.6 million at December 31, 2008. These networks allow the Company to access other deposit funding sources.

•	Brokered certificates of deposit decreased $59.1 million, or 13.5%, to $379.8 million at June 30, 2009 compared to year end 2008. The brokered certificates of deposit are comprised of underlying certificates of deposits in denominations of less than $100,000.
          The Company continues to participate in the FDIC’s Temporary Liquidity Guarantee Program. This program consists of two components. The first is the Transaction Account Guarantee Program where all noninterest-bearing transaction deposit accounts, including all personal and business checking deposit accounts, and NOW accounts, which are capped at a rate no higher than 0.50%, are fully guaranteed, through December 31, 2009, regardless of dollar amount. All other deposit accounts continue to be covered by the FDIC’s expanded deposit insurance limit of $250,000 through December 31, 2013. The second component is the Debt Guarantee Program, which guarantees newly issued senior unsecured debt. The Company has not issued any such debt.
          In 2009, the FDIC increased premium assessments to maintain adequate funding of the Deposit Insurance Fund. Assessment rates set by the FDIC, effective March 1, 2009, generally range from 12 to 45 basis points; however, these rates may be adjusted upward or downward if the institution has unsecured debt or secured liabilities. As a result, assessment rates for institutions may range from 7 basis points to 77.5 basis points. These increases in premium assessments increased the Company’s expenses.
          On May 22, 2009, the FDIC board agreed to impose an emergency special assessment of 5 basis points on all banks (based on June 30, 2009 assets) to restore the Deposit Insurance Fund to an acceptable level. The assessment, which will be payable on September 30, 2009, is in addition to the increase in premiums discussed above. The cost of this emergency special assessment to the Company is projected to be $1.7 million based on June 30, 2009 data. The FDIC has indicated that it is probable that an additional emergency assessment will be necessary in the fourth quarter of 2009.
          The Company competes for core deposits in the heavily-banked Chicago Metropolitan Statistical Area. Competitive pricing has made it difficult to maintain and grow these types of deposits. The level of competition for core deposits is not expected to ease in the near term. The Company’s recent campaigns include certificates of deposit promotions and core product promotions. The Company continues to pursue on-line account opening process to facilitate the growth of core deposit relationships.

          Borrowed funds are summarized below:

	June 30,	December 31,
	2009	2008
	(In thousands)
Revolving note payable	$8,600	$8,600
Securities sold under agreements to repurchase	297,650	297,650
Federal Home Loan Bank advances	340,000	380,000
Junior subordinated debentures	60,824	60,791
Subordinated debt	15,000	15,000
Term note payable	55,000	55,000

Total	$777,074	$817,041

          The Company utilizes securities sold under repurchase agreements as a source of funds that do not increase the Company’s reserve requirements. The Company had $297.7 million in securities sold under repurchase agreements at June 30, 2009 and December 31, 2008. These repurchase agreements are with primary dealers and have fixed rates ranging from 2.76% to 4.65% and maturities of approximately eight to nine years with call provisions ranging from three months to one year. The Company has collateralized the repurchase agreements with various securites totaling $358.2 million at June 30, 2009.
          The Bank is a member of the FHLB. At June 30, 2009, total FHLB advances were $340.0 million compared to $380.0 million at year end. Such advances have fixed rates ranging from 2.45% to 4.47% and maturities ranging from approximately eight to nine years and various call provisions ranging from three months to two years. The Company has collateralized the advances with various securities totaling $100.0 million and a blanket lien arrangement on its first mortgage and home equity loans at June 30, 2009.
          The Company’s credit agreements with a correspondent bank at June 30, 2009 and December 31, 2008 consisted of a revolving line of credit, a term note, and a subordinated debenture in the amounts of $15.0 million, $55.0 million, and $15.0 million, respectively.
          The revolving line of credit had a maximum availability of $15.0 million, $8.6 million outstanding as of June 30, 2009, an interest rate at June 30, 2009 of one-month LIBOR plus 155 basis points with an interest rate floor of 4.25%, and matured on July 3, 2009. The term note had an interest rate of one-month LIBOR plus 155 basis points at June 30, 2009 and matures on September 28, 2010. The subordinated debt had an interest rate of one-month LIBOR plus 350 basis points at June 30, 2009, matures on March 31, 2018, and qualifies as Tier 2 capital.
          The revolving line of credit and term note included the following covenants at June 30, 2009: (1) the Bank must not have nonperforming loans (loans on nonaccrual status and 90 days or more past due and troubled-debt restructured loans) in excess of 3.00% of total loans, (2) the Bank must report a quarterly profit, excluding charges related to acquisitions, and (3) the Bank must remain well capitalized. At June 30, 2009, the Company was in violation of debt covenants (1) and (2) and is currently seeking covenant waivers (the “Financial Covenant Defaults”). The Company is negotiating with the lender to extend the maturity of the revolving line of credit and to seek to modify certain other terms of both loans. In connection therewith the Company has agreed to provide additional information, including credit quality projections, to the lender. Management expects that the Company will also violate the nonperforming loans covenant in future quarters unless the credit agreements are renegotiated.
          The Company did not make a required $5.0 million principal payment due on July 1, 2009 under the covenant waiver for the third quarter of 2008. On July 8, 2009, the lender advised the Company that such non-compliance constitutes a continuing event of default under the loan agreements (the “Contingent Waiver Default”). The Company’s decision not to make the $5.0 million principal payment, together with its previously announced decision to suspend the dividend on its Series A preferred stock and defer the dividends on its Series T preferred stock and interest payments on its trust preferred securities, were made in order to retain cash and preserve liquidity and capital at the holding company.
          The revolving line of credit matured on July 3, 2009, and the Company did not pay to the lender all of the aggregate outstanding principal on the revolving line of credit on such date. The failure to make such payment constitutes an additional event of default under the credit agreements (the “Payment Default”; the Contingent Wavier Default, the Financial Covenant Defaults and the Payment Default are hereinafter collectively referred to as the “Existing Events of Default”).
          As a result of the occurrence and the continuance of the Existing Events of Default, the lender notified the Company that, as of July 8, 2009, the interest rate on the revolving line of credit increased to the default interest rate of 7.25%, and the interest rate under the term note agreement increased to the default interest rate of 30 day LIBOR plus 455 basis points.
          The lender has advised the Company that, except for the imposition of the default rates of interest, the lender does not currently intend to exercise any other rights or remedies under the loan agreements; however, this current intent of the lender does not in any way limit or impair the lender’s right to exercise any and all rights and remedies available to it with respect to the Existing Events of Default or any other event of default without notice to the Company, unless such notice is expressly required by the terms of the loan agreements.
          The lender has also stated that although it is not exercising all of its rights and remedies at this time (other than the imposition of the default rates of interest on the revolving line of credit and the term loan agreement), the lender has not waived, or committed to waive, the Existing Events of Default or any other default or event of default.
Capital Resources
          Stockholders’ equity decreased $86.2 million from December 31, 2008 to $219.7 million at June 30, 2009 largely due to the $81.8 million net loss for the six months ended June 30, 2009. Total capital to average risk-weighted assets decreased to 9.0% at June 30, 2009 from 10.1% at December 31, 2008, primarily as a result of the decrease in Tier 1 capital.
          The Company and the Bank are subject to regulatory capital requirements administered by federal banking agencies. Capital adequacy guidelines and prompt corrective action regulations involve quantitative measures of assets, liabilities and certain off-balance-sheet items calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by regulators about components, risk weightings and other factors, and the regulators can lower classifications in certain areas. Failure to meet various capital requirements can initiate regulatory action that could have a direct material adverse effect on the financial statements.
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
          The Company was categorized as adequately capitalized and the Bank was categorized as well capitalized as of June 30, 2009.

          The risk-based capital information for the Company is as follows:

	June 30,	December 31,
	2009	2008
	(In thousands)
Risk-weighted assets	$2,653,771	$2,878,087
Average assets	3,660,670	3,590,313
Capital components:
Stockholders’ equity	$219,671	$305,834
Plus: Guaranteed trust preferred securities	59,000	59,000
Less: Core deposit and other intangibles, net	(13,537)	(14,683)
Less: Goodwill	(78,862)	(78,862)
Less: Disallowed tax assets	(265)	(32,748)
Less: Prior service cost and decrease in projected benefit obligation	1,048	—
Less: Unrealized (gains) losses on securities, net of tax	4,533	1,449
Plus: Unrealized losses on equity securities, net of tax	(644)	(1,117)

Tier I capital	190,944	238,873
Allowance for loan losses	63,893	44,432
Reserve for unfunded commitments	1,342	1,068
Disallowed allowance	(31,667)	(9,406)
Qualifying subordinated debt	15,000	15,000

Total risk-based capital	$239,512	$289,967

          Capital levels and minimum required levels:

	At June 30, 2009
			Minimum Required		Minimum Required
	Actual		for Capital Adequacy		to be Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Total capital to risk-weighted assets Company	$239,598	9.0%	$212,302	8.0%	n/a	n/a
Midwest Bank and Trust Company	277,107	10.5	211,633	8.0	$264,542	10.0%
Tier I capital to risk-weighted assets Company	191,030	7.2	106,151	4.0	n/a	n/a
Midwest Bank and Trust Company	192,643	7.3	105,817	4.0	158,725	6.0
Tier I capital to average assets Company	191,030	5.2	146,427	4.0	n/a	n/a
Midwest Bank and Trust Company	192,643	5.3	145,793	4.0	182,241	5.0

	At December 31, 2008
			Minimum Required		Minimum Required
	Actual		for Capital Adequacy		to be Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Total capital to risk-weighted assets Company	$289,967	10.1%	$230,247	8.0%	n/a	n/a
Midwest Bank and Trust Company	301,993	10.5	229,244	8.0	$286,555	10.0%
Tier I capital to risk-weighted assets Company	238,873	8.3	115,123	4.0	n/a	n/a
Midwest Bank and Trust Company	236,054	8.2	114,622	4.0	171,933	6.0
Tier I capital to average assets Company	238,873	6.7	143,613	4.0	n/a	n/a
Midwest Bank and Trust Company	236,054	6.6	143,000	4.0	178,750	5.0
          On July 28, 2009, the Company announced that it has developed a detailed capital plan and timeline for execution. The capital plan was adopted in order to, among other things, improve the Company’s common equity capital and raise additional capital to enable it to better withstand and respond to adverse market conditions. Management has completed, or is in the process of completing, a number of steps as part of the

Capital Plan, including cost reduction initiatives, broadened investment banking support to assist with the Capital Plan, undertaking an offer to exchange the Company’s Series A Depositary Shares for common stock, negotiations to restructure the senior and subordinated debt, applying for an additional investment by the U.S. Treasury, and other possible capital rasing activities. See Recent Developments for more details.
          The Company believes the successful completion of its capital plan would substantially improve its capital position; however, no assurances can be made that the Company will be able to successfully complete all, or any portion of its Capital Plan, or that the Capital Plan will not be materially modified in the future. The Company’s decision to implement its Capital Plan reflects the adverse effect that the severe downturn in the commercial and residential real estate markets has had on the Company’s financial condition and capital base, as well as its assessment of current regulatory expectations of adequate levels of common equity capital. If the Company is not able to successfully complete a substantial portion of its Capital Plan, its business, and the value of its securities, may be materially and adversely affected, and it will be more difficult for the Company to meet the capital requirements expected of it by its primary banking regulators.
Liquidity
          The Company manages its liquidity position with the objective of maintaining access to sufficient funds to respond to the needs of depositors and borrowers and to take advantage of earnings enhancement opportunities. At June 30, 2009, the Company had cash and cash equivalents of $197.5 million. The Company expanded its liquidity during the first half of 2009. Liquid assets, including cash held at the Federal Reserve Bank and unencumbered securities, improved by $61.0 million during the second quarter of 2009.
          In addition to the normal cash flows from its securities portfolio, and repayments and maturities of loans and securities, the Company utilizes other short-term, intermediate-term and long-term funding sources such as securities sold under agreements to repurchase and overnight funds purchased from correspondent banks.
          The FHLB provides an additional source of liquidity which has been used by the Bank since 1999. The Bank also has various funding arrangements with commercial and investment banks in the form of Federal funds lines, repurchase agreements, and internet-based and brokered certificate of deposit programs. The Bank maintains these funding arrangements to achieve favorable costs of funds, manage interest rate risk, and enhance liquidity in the event of deposit withdrawals. The FHLB advances and repurchase agreements are subject to the availability of collateral. The Company has collateralized the FHLB advances with various securities totaling $100.0 million and a blanket lien arrangement on its first mortgage and home equity loans and the repurchase agreements with various securites totaling $358.2 million at June 30, 2009. The Company believes it has sufficient liquidity to meet its current and future near-term liquidity needs; however, no assurances can be made that the Company’s liquidity position will not be materially, adversely affected in the future. See “Risk Factors — We may not be able to access sufficient and cost-effective sources of liquidity necessary to fund our operations and meet our payment obligations under our existing funding commitments, including the repayment of our brokered deposits.”
          The Company monitors and manages its liquidity position on several levels, which include estimated loan funding requirements, estimated loan payoffs, securities portfolio maturities or calls, and anticipated depository buildups or runoffs.
          Certain available-for-sale securities were temporarily impaired at June 30, 2009, primarily due to changes in interest rates as well as current economic conditions that appear to be cyclical in nature. The Company does not intend to sell nor would it be required to sell the temporarily impaired securities before recovering their amortized cost. See Note 3 — Securities to the unaudited consolidated financial statements for more details. The Company’s liquidity position is further enhanced by monthly principal and interest payments received from a majority of the loan portfolio.
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
          The Company announced on May 6, 2009, that the board of directors made the decision to suspend the dividend on the $43.1 million of Series A noncumulative redeemable convertible perpetual preferred stock; defer the dividend on the $84.8 million of Series T preferred stock; and take steps to defer interest payments on $60.8 million of its junior subordinated debentures as permitted by the terms of such debentures. Since the May 6th announcement, the Company has begun to defer interest on its junior subordinated debentures. The Company has no current plans to resume dividend payments in respect of the Series A preferred stock or the Series T preferred stock or interest payments in respect of its junior subordinated debentures in the near future.

ITEM 3 — QUANTITATIVE AND QUALITATIVE DISCLOSURES
ABOUT MARKET RISK
Interest Rate Sensitivity Analysis
          The Company performs a net interest income analysis as part of its asset/liability management practices. Net interest income analysis measures the change in net interest income in the event of hypothetical parallel shifts in interest rates. This analysis assesses the risk of change in net interest income in the event of sudden and sustained 1.0% and 2.0% increases in market interest rates. The table below presents the Company’s projected changes in net interest income for the various rate shock levels at June 30, 2009 and December 31, 2008, respectively. As result of current market conditions, 1.0% and 2.0% decreases in market interest rates are not applicable for either time period as those decreases would result in some interest rate assumptions falling below zero. Nonetheless, the Company’s net interest income could decline in those scenarios as yields on earning assets could continue to adjust downward.

	Change in Net Interest Income Over One Year Horizon
					Guideline
	June 30, 2009		December 31, 2008		Maximum
	Dollar	%	Dollar	%	%
	Change	Change	Change	Change	Change
	(Dollars in thousands)
+200 bp	$12,789	18.72%	$6,274	8.23%	(10.0)%
+100 bp	5,731	8.39	2,850	3.74	––
-100 bp	N/A	N/A	N/A	N/A	––
-200 bp	N/A	N/A	N/A	N/A	(10.0)
          As shown above, at June 30, 2009, the effect of an immediate 200 basis point increase in interest rates would increase the Company’s net interest income by 18.72%, or $12.8 million. Overall net interest income sensitivity remains within the Company’s and recommended regulatory guidelines.
          In a rising rate environment, yields on floating rate loans and investment securities are expected to re-price upwards more quickly than the cost of funds. Due to a portion of the Bank’s variable-rate loans being at rate floors, yields on variable-rate loans are not expected to adjust upwards as quickly or the full extent as market interest rates.

ITEM 4 – CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
          As of the end of the period covered by this report, an evaluation was performed under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer of the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 240.13a-15(e)). Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2009 to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures and is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms.
Changes in Internal Controls Over Financial Reporting
          There were no changes in the Company’s internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES
LITIGATION REFORM ACT OF 1995
          This report contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The Company and its representatives may, from time to time, make written or oral statements that are “forward-looking” and provide information other than historical information, including statements contained in this Form 10-Q, the Company’s other reports and documents filed with the Securities and Exchange Commission or in communications to its stockholders. These statements involve known and unknown risks, uncertainties and other factors that may cause actual results to be materially different from any results, levels of activity, performance or achievements expressed or implied by any forward-looking statement. These factors include, among other things, the factors listed below.
          In some cases, the Company has identified forward-looking statements by such words or phrases as “will likely result,” “is confident that,” “expects,” “should,” “could,” “may,” “will continue to,” “believes,” “anticipates,” “predicts,” “forecasts,” “estimates,” “projects,” “potential,” “intends,” or similar expressions identifying “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, including the negative of those words and phrases. These forward-looking statements are based on management’s current views and assumptions regarding future events, future business conditions, and the outlook for the Company based on currently available information. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those expressed in, or implied by, these statements. The Company cautions readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made.
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
          Among the factors that could have an impact on the Company’s ability to achieve the plans, goals, and future events and conditions expressed or implied in forward-looking statements are:
•	Management’s ability to effectively manage interest rate risk and the impact of interest rates in general on the volatility of the Company’s net interest income;

•	Risks and uncertainties related to the contemplated Exchange Offer and to the Capital Plan, including
•	the Company’s ability to successfully execute the Exchange Offer, including securing the exchange of a significant number of Depositary Shares;

•	the Company’s ability to successfully implement and achieve the other goals of the Capital Plan, the success of which is dependent on a successful Exchange Offer; and

•	whether the Company will need to materially modify our Capital Plan in the future;
•	the effect of the recently enacted Emergency Economic Stabilization Act of 2008, the American Recovery and Reinvestment Act of 2009, the implementation by the Department of the U.S. Treasury (the “U.S. Treasury”) and federal banking regulators of a number of programs to address capital and liquidity issues in the banking system and additional programs that will apply to us in the future, all of which may have significant effects on us and the financial services industry;

•	The possibility that the Company’s wholesale funding sources may prove insufficient to replace deposits at maturity and support potential growth;

•	Inaccessibility of funding sources on the same terms on which the Company has historically relied if it is unable to maintain its current capital ratings;

•	The decline in commercial and residential real estate sales volume and the likely potential for continuing illiquidity in the real estate market, including within the Chicago metropolitan area;

•	The risks associated with the high concentration of commercial real estate loans in the Company’s portfolio;

•	The uncertainties in estimating the fair value of developed real estate and undeveloped land in light of declining demand for such assets and continuing illiquidity in the real estate market;

•	Uncertainties with respect to the future utilization of the Company’s deferred tax assets;

•	Negative developments and disruptions in the credit and lending markets, including the impact of the ongoing credit crisis on the Company’s business and on the businesses of its customers as well as other banks and lending institutions with which the Company has commercial relationships;

•	A continuation of the recent unprecedented volatility in the capital markets;

•	The risks associated with implementing the Company’s business strategy, including its ability to preserve and access sufficient capital to execute on its strategy;

•	Rising unemployment and its impact on the Company’s customers’ savings rates and their ability to service debt obligations;

•	Fluctuations in the value of the Company’s investment securities;

•	The ability to attract and retain senior management experienced in banking and financial services;

•	The sufficiency of the allowance for loan losses to absorb the amount of actual losses inherent in the existing portfolio of loans;

•	The Company’s ability to adapt successfully to technological changes to compete effectively in the marketplace;

•	Credit risks and risks from concentrations (by geographic area and by industry) within the Bank’s loan portfolio and individual large loans;

•	The effects of competition from other commercial banks, thrifts, mortgage banking firms, consumer finance companies, credit unions, securities brokerage firms, insurance companies, money market and other mutual funds, and other financial institutions operating in the Company’s market or elsewhere or providing similar services;

•	The failure of assumptions underlying the establishment of the allowance for loan losses and estimation of values of collateral or cash flow projections and various financial assets and liabilities;

•	Volatility of rate sensitive deposits;

•	Operational risks, including data processing system failures or fraud;

•	Liquidity risks;

•	The ability to successfully acquire low cost deposits or funding;

•	The ability to successfully execute strategies to increase noninterest income;

•	Changes in the economic environment, competition, or other factors that may influence loan demand, deposit flows, and the quality of the loan portfolio and loan and deposit pricing;

•	The impact from changes in federal and state tax laws relating to certain tax structures of the Company including an 80/20 company which holds a portion of the Company’s securities portfolio and a real estate investment trust which holds certain real estate loans previously held by the Bank;

•	The impact from liabilities arising from legal or administrative proceedings on the financial condition of the Company;

•	The ability of the Bank to pay dividends to the Company;

•	The Company’s ability to pay cash dividends on its common and preferred stock and interest on its junior subordinated debentures;

•	The Company’s ability to negotiate waivers for its loan covenant violations and restructure payment;

•	Possible administrative or enforcement actions of banking regulators in connection with any material failure of the Company or the Bank to comply with banking laws, rules or regulations;

•	Possible administrative or enforcement actions of the SEC in connection with the SEC inquiry of the restatement of the Company’s September 30, 2002 financial statements;

•	Governmental monetary and fiscal policies, as well as legislative and regulatory changes, that may result in the imposition of costs and constraints on the Company through higher FDIC insurance premiums, significant fluctuations in market interest rates, increases in capital requirements, and operational limitations;

•	Changes in general economic or industry conditions, nationally or in the communities in which the Company conducts business;

•	Changes in legislation or regulatory and accounting principles, policies, or guidelines affecting the business conducted by the Company;

•	The impact of possible future goodwill and other material impairment charges;

•	The effects of increased deposit insurance premiums;

•	Acts of war or terrorism; and

•	Other economic, competitive, governmental, regulatory, and technical factors affecting the Company’s operations, products, services, and prices.

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
Item 1A. Risk Factors
          The Company has updated, as set forth below, the descriptions of certain risks and uncertainties that could affect the Company’s business, future performance or financial condition originally included in Part I, Item 1A of its Annual Report on Form 10-K for the year ended December 31, 2008. Additionally, as a result of the adoption of the Capital Plan, the Company has identified certain other risks and uncertainties related to its Capital Plan. These risk factors could materially adversely affect the Company’s business, financial condition, future results or trading price of the Company’s common stock. In addition to the other information contained in the reports the Company files with the SEC, investors should consider these risk factors prior to making an investment decision with respect to the Company’s securities. The risks described in the risk factors below, however, are not the only risks facing the Company. Additional risks and uncertainties not currently known to the Company or those that are currently considered to be immaterial also may materially adversely affect the Company’s business, financial condition and/or operating results.
Risks Related to Our Contemplated Exchange Offer and to Our Capital Plan
The Exchange Offer and other aspects of our Capital Plan will result in a substantial amount of our common stock entering the market, which could adversely affect the market price of our Common Stock.
          As of July 30, 2009, we had approximately 27,943,994 million shares of common stock outstanding. As part of our contemplated Exchange Offer, we recently filed a registration statement that seeks to register up to 15,000,000 shares of common stock to be issued in the Exchange Offer. Although the exact number of shares of common stock that may be issued is not yet determinable and will be based on a number of factors, if the Exchange Offer is consummated and participation in the Exchange Offer is high, a substantial number of shares of common stock is expected to be issued. In addition, assuming stockholder approval of the increase in our authorized shares of common stock from 64,000,000 to 4,000,000,000, we may issue a substantial number of additional shares of common stock and other equity securities pursuant to our Capital Plan, including to the U.S. Treasury. The issuance of such a large number of shares of our common stock could adversely affect the market price of our common stock. See also “Risks Related to the Implementation of Our Capital Plan —We contemplate issuing a significant amount of common stock to accomplish the goals of our Capital Plan. The issuance of even a portion of the additional Common Stock contemplated under our Capital Plan will be dilutive, potentially significantly, to holders of our common stock.”
The market price of our Common Stock may be subject to continued significant fluctuations and volatility.
          The stock markets have recently experienced high levels of volatility. These market fluctuations have adversely affected, and may continue to adversely affect, the trading price of our common stock. In addition, the market price of our common stock has been subject to significant fluctuations and volatility and may continue to fluctuate or further decline. Factors that could cause fluctuations, volatility or further decline in the market price of our common stock, many of which could be beyond our control, include, among other things:
• changes or perceived changes in the condition, operations, results or prospects of our businesses and market assessments of these changes or perceived changes;

• announcements relating to significant corporate transactions, including the Exchange Offer and other possible transactions contemplated by our Capital Plan;
• changes in governmental regulations or proposals, or new governmental regulations or proposals, affecting us, including those relating to the current financial crisis and global economic downturn;
• the continued decline, failure to stabilize or lack of improvement in general market and economic conditions, including real estate and credit markets;
• market assessments concerning the continued listing of our Common Stock on NASDAQ;
• the departure of key personnel;
• operating and stock price performance of companies that investors deem comparable to us; and
• market assessments of the Exchange Offer, including as to whether and when the Exchange Offer will take place.
Future dividend payments and Common Stock repurchases are restricted by the terms of the U.S. Treasury’s current equity investment in the Company as well as the terms of the Company’s outstanding Series A Preferred Stock and trust preferred securities .
          Under the terms of the Company’s agreement with the U.S. Treasury, for so long as any Series T Preferred Stock remains outstanding, the Company is prohibited from paying dividends on its common stock, and from making certain repurchases of equity securities, including its common stock, without the U.S. Treasury’s consent until the third anniversary of the U.S. Treasury’s investment or until the U.S. Treasury has transferred all of the Series T Preferred Stock to third parties. Furthermore, as long as the Series T Preferred Stock issued to the U.S. Treasury is outstanding, dividend payments and repurchases or redemptions relating to certain equity securities, including its common stock, are prohibited until all accrued and unpaid dividends are paid on such preferred stock, subject to certain limited exceptions. In the event that Midwest is approved for participation in the CAP and uses CAP proceeds to redeem the Series T Preferred Stock, the dividend and repurchase restrictions under the CAP will be applicable to Midwest. The CAP dividend restrictions provide that for so long as the U.S. Treasury owns preferred stock or Common Stock of Midwest that it acquired under the CAP, the maximum quarterly dividend that Midwest will be permitted to pay on its common stock will be $0.01 per share. In addition, Midwest will not be permitted to pay dividends on common stock or any other junior preferred stock of pari passu preferred stock unless all accrued and unpaid dividends on the CAP preferred stock have been paid. The CAP repurchase restrictions provide that for so long as the U.S. Treasury owns preferred stock or Common Stock of Midwest that it acquired under the CAP, Midwest may not repurchase any equity securities or trust preferred securities without the prior consent of the U.S. Treasury.
          In addition, (i) our Certificate of Incorporation currently requires us to pay dividends on our Series A Preferred Stock and on our Series T Preferred Stock before we pay any dividends on our Common Stock and (ii) under the terms of our junior subordinated debentures of the Company, we can not declare or pay any dividends on our Common Stock or preferred stock if we have delayed interest payments on the trust preferred securities issued under the related indenture. During the second quarter of 2009, the Company suspended the payment of dividends on its outstanding Series A Preferred Stock and Series T Preferred Stock and began deferring interest on its trust preferred securities. Accordingly we will not pay dividends on our Common Stock to the extent we have not resumed paying dividends on any outstanding shares of Series T Preferred Stock or Series A Preferred Stock.

We may fail to realize all of the anticipated benefits of the Exchange Offer.
          A principal goal of the Exchange Offer is to increase our Tangible Common equity (“TCE”) and Tier 1 Common. A view has recently developed that TCE and Tier 1 Common are important metrics for analyzing a banking organization’s financial condition and capital strength. We believe that increasing our TCE and Tier 1 Common will reduce our expenses associated with preferred stock dividends, enhance our standing with our regulators and improve market and public perception of our financial strength. However, given the relatively recent emergence of TCE and Tier 1 Common as important metrics for analyzing the financial condition and capital strength of a banking organization, and the rapidly changing and uncertain financial environment, there can be no assurance that we will achieve these objectives or that the benefits, if any, realized from the Exchange Offer will be sufficient to restore market and public perception of our financial strength.
          In addition, if the Exchange Offer is not completed or is delayed we may be subject to the following material risks:
• the market price of our Common Stock may decline to the extent that the current market price of our Common Stock reflects a market assumption that the Exchange Offer has been or will be completed;
• the market price of our Depositary Shares may decline to the extent that the current market price of our Depositary Shares reflects a market assumption that the Exchange Offer has been or will be completed; and
• we may not be able to increase our TCE or Tier 1 Common and thus fail to increase a key measure of financial strength as viewed by our regulators and the market.
We contemplate issuing a significant amount of Common Stock to accomplish the goals of our Capital Plan. The issuance of even a portion of the additional Common Stock contemplated under our Capital Plan will be dilutive, potentially significantly, to holders of our Common Stock.
          Our Capital Plan contemplates various methods of issuing additional amounts of common equity in order to improve our capital position, in addition to issuing shares as part of an Exchange Offer, including:
• seeking an investment by the U.S. Treasury of approximately $137.9 million (based on our June 30, 2009 risk-weighted assets) pursuant to the CAP that would principally be used to exchange our existing Fixed Rate Cumulative Perpetual Preferred Stock, Series T, with an aggregate liquidation preference of $84,784,000 (the “Series T Preferred Stock”), which is currently held by the U.S. Treasury, for another class of mandatory convertible preferred stock to be issued to the U.S. Treasury under the CAP, and to thereafter convert this new class of preferred stock into shares of Common Stock, subject to regulatory approval;
• negotiating with our primary lender to restructure $55.0 million of senior debt and $15.0 million of subordinated debt; and
• engaging in one or more private and/or public offerings of common and/or convertible preferred stock.
          Any one of the foregoing events, if affected, would further dilute holders of our Common Stock.
          In addition, in connection with purchasing the Series T Preferred Stock, the U.S. Treasury received a warrant to purchase 4,282,020 shares of our Common Stock at an initial per share exercise price of $2.97, subject to adjustment, which expires ten years from the issuance date. Even if we were to redeem the Series T Preferred Stock, there is no assurance that this warrant will be fully retired, and therefore that it will not be exercised, prior to its expiration date. The issuance of additional Common Stock or common equivalent securities in future equity offerings, to the U.S. Treasury or otherwise, or as a result of the exercise of the warrant the U.S. Treasury holds will dilute the ownership interest of our existing common stockholders. In addition, the terms of the warrant we issued to the U.S. Treasury under the CPP provides that, if we issue Common Stock or securities convertible or exercisable into, or exchangeable for, Common Stock at a price that is less than 90% of the market price of such shares on the last trading day preceding the date of the agreement to sell such shares, the number and the per share price of Common Stock to be purchased pursuant to the warrant will be adjusted pursuant to its terms.
          There can be no assurances that we will not in the future determine that it is necessary or advisable to issue additional shares of Common Stock, securities convertible into or exchangeable for Common Stock or common equivalent securities to fund strategic initiatives or other business needs or to build additional capital, whether as a result of a modification of our Capital Plan or in addition to the actions contemplated by our Capital Plan. The market price of our Common Stock could decline as a result of this Exchange Offer or any of the other exchanges or capital raising activities contemplated by our Capital Plan, as well as other sales of Common Stock or similar securities in the market thereafter, or the perception that such sales could occur. We may also choose to issue securities convertible into or exercisable for our Common Stock and such securities may contain anti-dilution provisions. Such anti-dilution adjustment provisions may have a further dilutive effect on other holders of our Common Stock.
Exchanging our Series T Preferred Stock for mandatory convertible preferred shares under the CAP is likely to impose additional restrictions on operations and could adversely affect liquidity.
          If we are permitted to participate in and issue mandatory convertible preferred shares under the CAP, we likely will be subject to additional conditions and limitations related to executive compensation and corporate governance as well as new public reporting obligations. Many of our competitors will not be subject to these restrictions and therefore may gain a competitive advantage.
          Furthermore, the CAP mandatory convertible preferred shares, if issued, would accrue cumulative dividends at a rate of 9% per annum until their mandatory conversion to Common Stock after seven years or prior redemption. This would represent an increase in dividend payments over the current CPP rate of 5% per annum (for the first five years), which could adversely impact liquidity, limit our ability to return capital to stockholders and have a material adverse effect on us.
          Exchanging our Series T Preferred Stock for mandatory convertible preferred shares under the CAP, and then converting such shares to Common Stock would result in the U.S. government acquiring a significant interest in us, which may have an adverse effect on operations and the market price of our Common Stock. Likewise, the potential issuance of a significant amount of Common Stock or equity convertible into our Common Stock to a private investor or group of private investors may have the same effect.
          Exchanging a large amount of our Series T Preferred Stock for mandatory convertible preferred shares issued under the CAP, and then converting such shares to Common Stock will result in the U.S. Treasury having the ability to exercise significant influence on matters submitted to stockholders for approval, including the election of directors and certain transactions. The U.S. Treasury has stated that it will issue a set of principles governing its exercise of voting rights with respect to shares of our Common Stock that it may acquire. These principles have not yet been issued. The U.S. Treasury may also transfer all, or a portion, of its shares to another person or entity and, in the event of such a transfer, that person or entity could become a significant stockholder of us. In addition, any issuance of a large amount of common equity or equity convertible into common to a private investor or group of investors may pose similar risks.
          Having a significant stockholder may make some future transactions more difficult or perhaps impossible to complete without the support of such stockholder. The interests of the significant stockholder may not coincide with our interests or the interests of other stockholders. There can be no assurance that any significant stockholder will exercise its influence in our best interests as opposed to its best interests as a significant stockholder. A significant stockholder may make it difficult to approve certain transactions even if they are supported by the other stockholders, which may have an adverse effect on the market price of our Common Stock. As noted above, the U.S. Treasury has not yet issued guidelines outlining how it will exercise its voting rights if it acquires shares of our Common Stock.
Issuing a significant amount of convertible preferred equity to the U.S. Treasury or issuing a significant amount of common equity to a private investor may result in a change in control of us under regulatory standards and contractual terms.
          Our obtaining a significant amount of additional capital from the U.S. Treasury or any individual private investor could result in a change of control for us under applicable regulatory standards and contractual terms. Such change of control may trigger notice, approval and/or other regulatory requirements in many states and jurisdictions in which we operate. We are also a party to various contracts and other agreements that may require us to obtain consents from our respective contract counterparties in the event of a change in control or require us to pay change-in-control payments with respect to our officers and key employees (subject to U.S. Treasury restrictions as a result of our participation in TARP or CAP). The failure to obtain any required regulatory consents or approvals or contractual consents due to a change in control and/or any need to make substantial payments under our employment agreements with our officers and key employees may have a material adverse effect on our financial condition, results of operations or cash flows.
Risks Related to Our Business, Operations and Industry
Our results of operations, financial condition and business may be materially, adversely affected if we fail to successfully implement our Capital Plan.
          Our Capital Plan contemplates a number of different strategies intended to reduce our costs, increase our common equity capital and to enable us to withstand and better respond to adverse market conditions. There can be no assurances, however, that we will be able to successfully execute on each or every component of the Capital Plan, in a timely manner or at all, and a number of events and conditions must occur in order for the plan to achieve its intended effect. For instance, one of the key elements of our Capital Plan is to raise additional equity capital. There can be no assurance, however, that private capital will be available to us on acceptable terms or at all. In addition, we must obtain stockholder approval to allow us to increase our authorized common stock and issue the aggregate number of shares of Common Stock contemplated under our Capital Plan. Such stockholder approval, however, may not be obtained. If we are not able to successfully complete our Capital Plan, we could be adversely impacted by negative assessments regarding our ability to withstand continued adverse economic conditions. In addition, even if we succeed in executing on our Capital Plan, our regulators could require us to change the amount or composition of our capital or impose other directives relating to our business.
Failure to maintain compliance with regulatory standards and mandates could result in adverse regulatory action against us and restrict certain activities.
          If we are required to address any weaknesses identified by our regulators or if we fail to maintain compliance with regulatory standards and mandates established by our regulators, we could become subject to enforcement orders that would require us to, among other things, undertake corrective action to remedy perceived deficiencies or weaknesses and mitigate risk, or face further regulation and intervention. Any corrective actions that we could be required to undertake, and any failure to comply with the terms established or agreed to, could result in constraints on our business operations or further adverse regulatory actions and restrictions upon our activities.
Changes in economic conditions, in particular a continued economic slowdown in Chicago, Illinois, could hurt our business materially.
          Our business is directly affected by factors such as economic, political and market conditions, broad trends in industry and finance, legislative and regulatory changes, changes in government monetary and fiscal policies and inflation, all of which are beyond its control. A continued deterioration in economic conditions, in particular a continuing economic slowdown in Chicago, Illinois, and surrounding areas, has resulted and may continue to result in the following consequences, any of which could hurt or continue to hurt the Company’s business materially:
• loan delinquencies may continue to increase or remain at elevated levels;
• problem assets and foreclosures may continue to increase or remain at elevated levels;
• unemployment may continue to increase;
• demand for our products and services may decline;
• low cost or noninterest bearing deposits may decrease; and
• collateral for loans made by us, especially residential and commercial real estate, may decline or continue to decline in value, in turn reducing customers’ borrowing power, and reducing the value of assets and collateral associated with our existing loans.
A large percentage of our loans are collateralized by real estate, including our construction loans, and adverse changes in the real estate market may result in losses and adversely affect our profitability.
          A majority of the Company’s loan portfolio is comprised of loans at least partially collateralized by real estate; a substantial portion of this real estate collateral is located in the Chicago market.
          As of June 30, 2009, commercial real estate loans totaled $1.3 billion, or 51% of the Company’s total loan portfolio, and construction loans, including land acquisition and development, totaled an additional $350.7 million, or 14% of its total loan portfolio.
          Adverse changes in the economy affecting real estate values generally or in the Chicago market specifically could significantly impair the value of our collateral and our ability to sell the collateral upon foreclosure. In the event of a default with respect to any of these loans, amounts received upon sale of the collateral may be insufficient to recover outstanding principal and interest on the loans. As a result, our profitability could be negatively impacted by an adverse change in the real estate market.
          Construction and land acquisition and development lending involve additional risks because funds may be advanced based upon values associated with the completed project, which is uncertain. Because of the uncertainties inherent in estimating construction costs, as well as the market value of the completed project and the effects of governmental regulation of real property, it is relatively difficult to evaluate accurately the total funds required to complete a project and the related loan-to-value ratio. As a result, construction loans often involve the disbursement of substantial funds with repayment dependent, in part, on the success of the ultimate project and the ability of the borrower to sell or lease the property, rather than the ability of the borrower or guarantor to repay principal and interest. If our appraisal of the anticipated value of the completed project proves to be overstated, we may have inadequate security for the loan.
The Company’s allowance for loan losses may not be sufficient to cover actual loan losses, which could adversely affect its results of operations or its financial condition.
          As a lender, the Company is exposed to the risk that its loan customers may not repay their loans according to their terms and that the collateral securing the payment of these loans may be insufficient to assure repayment. The Company has and may continue to experience significant loan losses, which could continue to have a material adverse effect on its operating results. Management makes various assumptions and judgments about the collectability of the Company’s loan portfolio, which are based in part on:
• current economic conditions and their estimated effects on specific borrowers;
• an evaluation of the existing relationships among loans, potential loan losses and the present level of the allowance;
• management’s internal review of the loan portfolio; and
• results of examinations of its loan portfolio by regulatory agencies.
          The Company maintains an allowance for loan losses in an attempt to cover probable incurred loan losses inherent in its loan portfolio. Additional loan losses will likely continue to occur in the future and may occur at a rate greater than experienced historically. In determining the amount of the allowance, the Company relies on an analysis of its loan portfolio, experience, and evaluation of general economic conditions. If the Company’s assumptions and analysis prove to be incorrect, its current allowance may not be sufficient. In addition, adjustments may be necessary to allow for unexpected volatility or deterioration in the local or national economy or other factors such as changes in interest rates that may be beyond its control. In addition, federal and state regulators periodically review its allowance for loan losses and may require the Company to increase its provision for loan losses or recognize further loan charge-offs, based on judgments different than those of management. Any increase in the Company’s loan allowance or loan charge-offs could have a material adverse effect on its results of operations.
          The Company’s nonperforming assets, which consist of nonaccrual loans, troubled debt restructured loans, foreclosed real estate and other repossessed assets, may also impact the sufficiency of the Company’s allowance for loan losses. Nonperforming assets totaled $125.6 million as of June 30, 2009, an increase of $82.3 million, or 190%, from $43.3 million at June 30, 2008.
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
          The Company’s net income depends primarily upon its net interest income. Net interest income is income that remains after deducting, from total income generated by earning assets, the interest expense attributable to the acquisition of the funds required to support earning assets. Income from earning assets includes income from loans, investment securities and short-term investments. The amount of interest income is dependent on many factors, including the volume of earning assets, the general level of interest rates, the dynamics of changes in interest rates and the level of nonperforming loans. The cost of funds varies with the amount of funds required to support earning assets, the rates paid to attract and hold deposits, rates paid on borrowed funds and the levels of non-interest-bearing demand deposits and equity capital.
          Different types of assets and liabilities may react differently, and at different times, to changes in market interest rates. The Company expects that it will periodically experience “gaps” in the interest rate sensitivities of its assets and liabilities. That means either its interest-bearing liabilities will be more sensitive to changes in market interest rates than its interest earning assets, or vice versa. When interest-bearing liabilities mature or reprice more quickly than interest earning assets, an increase in market rates of interest could reduce the Company’s net interest income. Likewise, when interest-earning assets mature or reprice more quickly than interest-bearing liabilities, falling interest rates could reduce net interest income. The Company is unable to predict changes in market interest rates which are affected by many factors beyond its control including inflation, recession, unemployment, money supply, domestic and international events and changes in the United States and other financial markets. Based on its net interest income simulation model, if market interest rates were to increase immediately by 100 or 200 basis points (a parallel and immediate shift of the yield curve) net interest income would be expected to increase by 3.74% and 8.23%, respectively, from what it would be if rates were to remain at December 31, 2008 levels. The actual amount of any increase or decrease may be higher or lower than that predicted by the Company’s simulation model. Net interest income is not only affected by the level and direction of interest rates, but also by the shape of the yield curve, relationships between interest sensitive instruments and key driver rates, balance sheet growth, client loan and deposit preferences and the timing of changes in these variables.
          As result of current market conditions, the Company’s net interest income simulation model did not test the effects of 1.0% and 2.0% decreases in market interest rates at December 31, 2008 or June 30, 2009 as those decreases would result in some deposit interest rate assumptions falling below zero. Nonetheless, the Company’s net interest income could decline in those scenarios as yields on earning assets could continue to adjust downward. Although the Company is seeking to mitigate this risk by instituting interest rate floors into its variable-rate loan products, continuation of the existing interest rate environment, featuring an historically low absolute level of market rates of interest, could have a material adverse effect on the Company.
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

We may not be able to access sufficient and cost-effective sources of liquidity necessary to fund our operations and meet our payment obligations under our existing funding commitments, including the repayment of our brokered deposits.
          We depend on access to a variety of funding sources, including deposits, to provide sufficient liquidity to meet our commitments and business needs and to accommodate the transaction and cash management needs of our clients, including funding our loan growth. We must also have sufficient funds available to satisfy our obligation to repay any wholesale borrowings we have outstanding, including brokered deposits, when they come due. Currently, our primary sources of liquidity are our clients’ deposits, as well as brokered deposits, federal funds borrowings, the Federal Reserve Bank Discount Window, Federal Home Loan Bank advances and repayments and maturities of loans and securities.
          To the extent our deposit growth is not commensurate with our funding needs, we may need to access alternative, more expensive funding sources, including increasing our reliance on brokered deposits. Addressing these funding needs will be even more challenging if the amount of brokered deposits we utilize approaches our internal policy limits or, if the Bank fails to maintain well-capitalized status, the FDIC requires us to obtain its permission in order to renew any maturing brokered deposits, or if the Federal Home Loan Bank places more stringent requirements on our ability to borrow funds. Likewise, the federal funds market, which is an important short-term liquidity source for us, has experienced a high degree of volatility and disruption since the second quarter of 2008. In the second quarter of 2009, we experienced an increase in deposits that has allowed us to reduce to some extent our reliance on wholesale funding sources for the time being. However, there can be no assurance that this level of deposit growth will continue or that we will be able to maintain the lower reliance on wholesale deposits that we have experienced in the last quarter. There is also no way to determine with any degree of certainty the reasons for the recent growth in our deposits and, hence, whether these deposits are, in whole or in part, permanent or transitory. If the returns in the equity markets continue to improve or FDIC insurance coverage is reduced, some of our deposits could move to higher yielding investment alternatives, thus causing a reduction in our deposits and increased reliance on wholesale funding sources. If in the future additional cost-effective funding is not available on terms satisfactory to us or at all, we may not be able to meet our funding obligations, which could adversely affect our results of operations and earnings.
          Our holding company’s liquidity position is affected by the amount of cash and other liquid assets on hand, payment of interest and dividends on debt and equity instruments issued by the holding company (all of which have been recently suspended or deferred), capital we inject into the Bank, any redemption of debt for cash issued by the holding company, proceeds we raise through the issuance of debt and/or equity instruments through the holding company, if any, and dividends received from the Bank. Our future liquidity position may be adversely affected if in the future one or a combination of the following events occurs: the Bank continues to experience net losses and, accordingly, is unable or prohibited by our regulators to pay a dividend to the holding company sufficient to satisfy our holding company’s cash flow needs, we deem it advisable or are required by the Federal Reserve to use cash at the holding company to support the capital position of the Bank, the Bank fails to remain “well-capitalized” and, accordingly, our regulators require us to obtain prior approval to renew our existing brokered deposits or originate additional brokered deposits, we are required to provide additional collateral against our FHLB borrowings and are unable to do so, or we have difficulty raising cash at the holding company level through the issuance of debt or equity instruments or accessing additional sources of credit. Our financial flexibility will be severely constrained if we are unable to maintain our access to funding or if adequate financing is not available. If we are required to rely more heavily on more expensive funding sources to support our business, our revenues may not increase proportionately to cover our costs. In this case, our operating margins would be adversely affected. A lack of liquidity and cost-effective funding alternatives would materially adversely affect our results of operations and earnings.
          In addition, six of the agreements with one of the Bank’s repurchase agreement counterparties permit that counterparty to terminate the repurchase agreements if the Bank does not maintain its well-capitalized status. At June 30, 2009 the Bank’s repurchase agreements with those provisions totaled $224.8 million with fixed interest rates ranging from 2.76% to 4.65%, maturities ranging from approximately 7.5 to 8.5 years, and call provisions (at the counterparty’s option) ranging from zero to three months. Due to the relatively high fixed rates on these borrowings as compared to currently low market rates of interest, the Bank would incur substantial costs to unwind these repurchase agreements if terminated prior to their maturities. Accordingly, if the Bank does not maintain its well-capitalized status and the counterparty exercises its option to terminate one or more of these repurchase agreements prior to maturity, the associated unwind costs could have a material adverse effect on the Company’s results of operations and financial condition.

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
          Changes in the mix of the Company’s funding sources could have an adverse effect on its income. 34% of the Company’s funding sources as of June 30, 2009 are in lower-rate transactional deposit accounts. Market rate increases or competitive pricing could heighten the risk of moving to higher-rate funding sources, which would cause an adverse impact on its net income.
The Company is party to loan agreements that require it to observe certain covenants that limit its flexibility in operating its business; and it has recently breached covenants under its loan agreements, which , as a result, have given its lenders the right to take certain courses of actions that have been and, with respect to unexercised rights, would be significantly detrimental to holders of the Company’s securities.
          Under the terms of an amendment to the Company’s existing $15.0 million revolving credit facility, the Company and the lender previously agreed to extend the maturity of the short-term revolving line of credit until July 3, 2009. Prior to that date, the revolving line of credit bore interest at the 30 day LIBOR plus 155 basis points, with a floor of 4.25%. Currently, the Company has $8.6 million outstanding on the revolving line of credit together with $55.0 million outstanding under a separate term note. These loans are secured by all of the outstanding shares of stock of the Bank.
          The Company is obligated to meet certain covenants under its loan agreements. Recently, the Company has breached certain of its covenants under its loan agreements and has been advised of certain events of default, including as follows:
• The Company advised its lender that its ratio of non-performing loans to total loans was 3.5% at March 31, 2009. In addition, the Company posted a net loss for the first quarter of 2009. Subsequently, the lender notified the Company that it was not in compliance with both the non-performing loans to total loans covenant and the profitability covenant in the loan agreements for the period ending March 31, 2009 (collectively, the “Financial Covenant Defaults”).
• The Company did not make a required $5.0 million principal payment due on July 1, 2009. As previously reported, the Company has sought covenant waivers on two occasions since December 31, 2007. The lender waived a covenant violation in the first quarter of 2008 resulting from the Company’s net loss recognized in that period. On March 4, 2009, the lender waived a covenant violation for the third quarter of 2008 resulting from the Company’s net loss recognized in that period, contingent upon the Company making accelerated principal payments under the term loan agreement in the amounts and on or prior to the dates shown below:
July 1, 2009 —$5.0 million
October 1, 2009 —$5.0 million
January 4, 2010 —$5.0 million

          Previously, no principal payments were due under the term loan agreement until its final maturity date of September 28, 2010. This contingent waiver further provides that if the Company raises $15.0 million in new capital pursuant to an offering of common or convertible preferred stock, then the Company will not be obligated to make any of the accelerated principal payments specified above that fall due after the date on which the Company receives such $15.0 million in new capital, until the final maturity date of September 28, 2010.
          On July 8, 2009, the lender advised the Company that the failure to make the required $5 million principal payment constituted a continuing event of default under the loan agreements (the “Contingent Waiver Default”). The Company’s decision not to make the principal payment, together with it’s previously announced decision to suspend the dividend on its Series A Preferred Stock and defer the dividends on its Series T preferred stock and interest payments on its trust preferred securities, were made in order to retain cash and preserve liquidity and capital at the holding company.
          Finally, the revolving line of credit matured on July 3, 2009 and the Company did not pay to the lender all of the aggregate outstanding principal on the revolving line of credit on such date. The failure to make such payments constitutes an additional event of default under the loan agreements (the “Payment Default”; the Financial Covenant Defaults, the Contingent Wavier Default, and the Payment Default are hereinafter collectively referred to as the “Existing Events of Default”).
          As a result of the occurrence and the continuance of the Existing Events of Default, the lender notified the Company that, as of July 8, 2009, the interest rate on the revolving line of credit increased to the default interest rate of 7.25%, and the interest rate under the term loan agreement increased to the default interest rate of 30 day LIBOR plus 455 basis points.
          A breach of any of the covenants under the loan agreements results in a default under the loan agreements. Upon the occurrence of an event of default, the lender may, among other remedies, (1) cease permitting the Company to borrow further under the line of credit, (2) terminate any outstanding commitment and (3) seize the outstanding shares of the Bank’s capital stock held by the Company which have been pledged as collateral for borrowings under the loan agreements. If the lender were to take one or more of these actions, it could have a material adverse affect on the Company’s reputation, operations and ability to continue as a going concern, and investors could lose their investment in the securities.
          The lender has advised the Company that, except for the imposition of the default rates of interest, the lender does not currently intend to exercise any other rights or remedies under the loan agreements; however, this current intent of the lender does not in any way limit or impair the lender’s right to exercise any and all rights and remedies available to it with respect to the Existing Events of Default or any other event of default at any time without notice to the Company, unless such notice is expressly required by the terms of the loan agreements.
          The lender has also stated that although it is not exercising all of its rights and remedies at this time (other than the imposition of the default rates of interest on the revolving line of credit and the term loan agreement), the lender has not waived, or committed to waive, the Existing Events of Default or any other default or event of default.
          If the Company is unable to renegotiate, renew, replace or expand its sources of financing on acceptable terms, it may have a material adverse effect on the Company’s business and results of operations. Upon liquidation, holders of the Company’s debt securities and lenders with respect to other borrowings will receive, and any holders of preferred stock that is currently outstanding and that it may issue in the future may receive, a distribution of the available assets prior to holders of Common Stock. The decisions by investors and lenders to enter into equity and financing and refinancing transactions with the Company will depend upon a number of factors, including the Company’s historical and projected financial performance, compliance with the terms of its current loan arrangements, industry and market trends, the availability of capital and its investors’ and lenders’ policies and rates applicable thereto, and the relative attractiveness of alternative investment or lending opportunities. There can be no assurance that the Company will be able to raise sufficient capital to return to compliance under its existing debt arrangements or pay the loans in full.
Our common stock could be delisted from Nasdaq.
          Our common stock is currently listed on Nasdaq. We may fail to comply with the continued listing requirements of Nasdaq, which may result in the delisting of our common stock. Nasdaq’s continued listing requirements require that, among other things, the minimum closing bid price of our common stock be at least $1.00 for more than 30 consecutive trading days. In October 2008, Nasdaq implemented a temporary suspension on the enforcement of the minimum $1.00 closing bid price requirement, which expired on July 31, 2009. Recently, our common stock has been trading below $1.00. If we fail to comply with the reinstated minimum closing bid price requirement and were unable to cure such defect within the six months following receipt of a notice from Nasdaq regarding our failure to achieve the minimum closing bid price of our common stock, Nasdaq might delist our common stock following delisting procedures established by Nasdaq, which may include, subject to NASDAQ’s discretion, an additional cure period and the opportunity for us to appeal delisting.
          Also, in the future we could fall out of compliance with other minimum criteria for continued listing, including minimum market capitalization, minimum stockholders’ equity and minimum public float. A failure to meet any of these other continued listing requirements could result in delisting. Delisting would have an adverse effect on the liquidity of our common stock and, as a result, the market price for our common stock might become more volatile. Delisting could also make it more difficult for us to raise additional capital. Although we expect that quotes for our common stock would continue to be available on the OTC Bulletin Board or on the “Pink Sheets,” such alternatives are generally considered to be less efficient markets, and our stock price, as well as the liquidity of our common stock, may be adversely impacted as a result.
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
          On October 7, 2008, the FDIC released a five-year recapitalization plan and a proposal to raise premiums to recapitalize the fund. In order to implement the restoration plan, the FDIC proposed to change both its risk- based assessment system and its base assessment rates. Assessment rates would increase by seven basis points across the range of risk weightings. In December 2008, the FDIC adopted its rule, uniformly increasing the risk-based assessment rates by seven basis points, annually, resulting in a range of risk-based assessment of 12 basis points to 50 basis points. Changes to the risk-based assessment system would include increasing premiums for institutions that rely on excessive amounts of brokered deposits, increasing premiums for excessive use of secured liabilities, and lowering premiums for smaller institutions with very high capital levels.
          On February 27, 2009, the FDIC board agreed to impose an emergency special assessment of 20 basis points on all banks to restore the Deposit Insurance Fund to an acceptable level. The assessment, which will be payable on September 30, 2009, is in addition to a planned increase in premiums and a change in the way regular premiums are assessed, which the board also approved on that date. This emergency special assessment for the Company is projected to be approximately $1.7 million based on December 31, 2008 data.
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

The widespread effect of falling housing prices on financial markets has adversely affected and could continue to adversely affect the Company’s profitability, liquidity, and financial condition.
          Turmoil in the financial markets, precipitated by falling housing prices and rising delinquencies and foreclosures, has negatively impacted the valuation of securities supported by real estate collateral, including certain securities owned by the Company. The Company has experienced losses of $82.1 million on investments in government sponsored enterprises, such as Fannie Mae and Freddie Mac, which has materially adversely impacted its capital base. The Company relies on its investment securities portfolio as a source of net interest income and as a means to manage its funding and liquidity needs. If defaults in the underlying collateral are such that the security can no longer meet its debt service requirements, the Company’s net interest income, cash flows, and capital will be reduced.
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
          When the Company acquires a business, a portion of the purchase price of the acquisition may be allocated to goodwill and identifiable intangible assets. The amount of the purchase price which is allocated to goodwill is determined by the excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired. At June 30, 2009, the Company’s goodwill and identifiable intangible assets were approximately $92.4 million. Under generally accepted accounting principles, if the Company determines that the carrying value of its goodwill or intangible assets is impaired, the Company is required to write down the value of these assets. The Company conducts an annual review to determine whether goodwill and identifiable intangible assets are impaired.
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
          We will continue to assess any shortfall in the Company’s market capitalization relative to its total book value and tangible book value, which management currently attributes to both industry-wide and Company-specific factors, and to evaluate whether any additional adjustments are required in the carrying value of goodwill. If the Company’s common stock continues to trade at a price below book value, the Company may be required in a future period to recognize an impairment of all, or some portion, of its remaining goodwill. The Company cannot assure that it will not be required to take additional goodwill impairment charges in the future. Any impairment charge would have a negative effect on its stockholders’ equity and financial results. If an impairment charge is significant enough to result in negative net income for the period, it could affect the ability of the Bank to upstream dividends to the Company, which could have a material adverse effect on the Company’s liquidity.
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
          The Company also is required, under generally accepted accounting principles, to assess the need for a valuation allowance on its deferred tax assets. If, based on the weight of available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized, the Company would be required to reduce its deferred tax assets by a valuation allowance and increase income tax expense. We recently established a valuation allowance of $57.9 million related to our deferred tax assets, which contributed significantly to our net loss for the quarter ended June 30, 2009. At June 30, 2009 our net deferred tax asset was $5.1 million and we may be required to reduce this remaining amount in the future, which would adversely affect our earnings or exacerbate any net loss.
If the Company’s investment in the common stock of the Federal Home Loan Bank of Chicago is other than temporarily impaired, its financial condition and results of operations could be materially impaired.
          The Bank owns common stock of the Federal Home Loan Bank of Chicago, FHLBC. The common stock is held to qualify for membership in the Federal Home Loan Bank System and to be eligible to borrow funds under the FHLBC’s advance program. The aggregate cost and fair value of the Company’s FHLBC common stock as of June 30, 2009 was $19.0 million based on its par value. There is no market for the FHLBC common stock.

          On October 10, 2007, the FHLBC entered into a consensual cease and desist order with the Federal Housing Finance Board, now known as the Federal Housing Finance Agency, the FHFA. Under the terms of the order, capital stock repurchases and redemptions, including redemptions upon membership withdrawal or other termination, are prohibited unless the FHLBC receives the prior approval of the Director of the Office of Supervision of the FHFA, the Director. The order also provides that dividend declarations are subject to the prior written approval of the Director and required the FHLBC to submit a capital structure plan to the FHFA. The FHLBC has not declared any dividends since the order was issued and it has not received approval of a capital structure plan. In July of 2008, the FHFA amended the order to permit the FHLBC to repurchase or redeem newly-issued capital stock to support new advances, subject to certain conditions set forth in the order. The Company’s FHLBC common stock is not newly issued and is not affected by this amendment.
          Recent published reports indicate that certain member banks of the Federal Home Loan Bank System could have materially lower regulatory capital levels due to the application of certain accounting rules and asset quality issues. In an extreme situation, it is possible that the capitalization of a Federal Home Loan Bank, including the FHLBC, could be substantially diminished or reduced to zero. The Company’s FHLBC common stock is accounted for in accordance with the AICPS Statement of Position (“SOP”) No. 01-6, Accounting by Certain Entities that Lend to or Finance the Activities of Others. SOP 01-6 provides that, for impairment testing purposes, the value of long term investments such as FHLBC common stock is based on the “ultimate recoverability” of the par value of the security without regard to temporary declines in value. Consequently, if events occur that give rise to substantial doubt about the ultimate recoverability of the par value of the Company’s FHLBC common stock, this investment could be deemed to be other-than-temporarily impaired, and the impairment loss that we would be required to record would cause our earnings to decrease by the after-tax amount of the impairment loss.
As a bank holding company that conducts substantially all of the Company’s operations through its subsidiaries, its ability to pay dividends, repurchase its shares, or to repay its indebtedness depends upon liquid assets held by the bank holding company as well as the results of operations of the Company’s subsidiaries the Company and its subsidiaries are subject to other restrictions.
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
          Most of the Company’s ability to pay dividends and make payments on its debt securities comes from amounts paid to it by the Bank. Under applicable banking law, the total dividends declared in any calendar year by the Bank may not, without the approval of the Federal Reserve exceed the aggregate of the Bank’s net profits and retained net profits for the preceding two years. The Bank is also subject to limits on dividends under the Illinois Banking Act. The Bank will not be able to pay dividends to the Company in 2009 without prior approval of the Federal Reserve.
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
          The Company’s ability to declare and pay dividends is also subject to:
• the terms of junior subordinated debentures of the Company, pursuant to which it can not declare or pay any dividends or distributions on, or redeem, purchase, acquire or make a liquidation payment with respect to, any of its Common Stock or preferred stock if, at that time, there is a default under the junior subordinated debentures or a related guarantee or it has delayed interest payments on the securities issued under the junior indenture; and
• the Company’s outstanding Series A and Series T Preferred Stock, which have preference over the Company’s Common Stock with respect to the payment of dividends as well as distributions of assets upon liquidation, and no dividends on the Common Stock may be declared and paid unless and until dividends have been paid on its preferred stock.
The Company expects to seek or may be compelled to seek additional capital in the future, but capital may not be available when it is needed.
          The Company is required by federal and state regulatory authorities to maintain adequate levels of capital to support its operations. A number of financial institutions have recently raised considerable amounts of capital as a result of deterioration in their results of operations and financial condition arising from the turmoil in the mortgage loan market, deteriorating economic conditions, declines in real estate values and other factors, which may diminish our ability to raise additional capital. Our recently announced Capital Plan also contemplates raising capital in an effort to improve our capital position.
          The Company’s ability to raise additional capital, as part of its Capital Plan or otherwise, will depend on conditions in the capital markets, economic conditions and a number of other factors, many of which are outside its control, and on its financial performance. Accordingly, the Company cannot be assured of its ability to raise additional capital, as part of its Capital Plan or otherwise, or on terms acceptable to it. If the Company cannot raise additional capital, as part of its Capital Plan or otherwise, it may have a material adverse effect on its financial condition, results of operations and prospects. If the Company cannot raise additional capital as part of its Capital Plan or otherwise, it may be subject to increased regulatory supervision and the imposition of restrictions on its operations and potential for growth. These restrictions could negatively impact the Company’s ability to manage or expand its operations in a manner that the Company may deem beneficial to the Company’s stockholders and could result in significant increases in its operating expenses or decreases in its revenues.
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
          On October 3, 2008, the Emergency Economic Stabilization Act of 2008, EESA, was enacted. The U.S. Treasury and banking regulators have implemented and may continue to implement a number of programs under this legislation and otherwise to address capital and liquidity issues in the banking system, including the TARP Capital Purchase Program. In addition, other regulators have taken steps to attempt to stabilize and add liquidity to the financial markets, such as the FDIC Temporary Liquidity Guarantee Program, TLG Program, which we did not “opt-out” of. However, there can be no assurance that we will issue any guaranteed debt under the TLG Program, or that we will participate in any other stabilization programs in the future.
          The EESA followed, and has been followed by, numerous actions by the Federal Reserve, the U.S. Congress, U.S. Treasury, the FDIC, the SEC and others to address recent liquidity and credit instability crises. These measures include homeowner relief that encourage loan restructuring and modification; the establishment of significant liquidity and credit facilities for financial institutions and investment banks; the lowering of the federal funds rate; emergency action against short selling practices; a temporary guaranty program for money market funds; the establishment of a commercial paper funding facility to provide back-stop liquidity to commercial paper issuers; and coordinated international efforts to address illiquidity and other weaknesses in the banking sector.
          On February 17, 2009, President Barack Obama signed the American Recovery and Reinvestment Act of 2009, ARRA, more commonly known as the economic stimulus or economic recovery package. ARRA includes a wide variety of programs intended to stimulate the economy and provide for extensive infrastructure, energy, health and education needs. In addition, ARRA imposes new executive compensation and corporate governance limits on current and future participants in TARP, including the Company, which are in addition to those previously announced by U.S. Treasury. The new limits remain in place until the participant has redeemed the preferred stock sold to U.S. Treasury, subject to U.S. Treasury’s consultation with the recipient’s appropriate federal regulator.

          On February 25, 2009, the U.S. Treasury announced the CAP pursuant to its authority under EESA, applicable to publicly- held companies. CAP consists of two components. First, the U.S. Treasury conducted a coordinated supervisory capital assessment exercise for each banking organization whose assets exceed $100 billion. Second, the U.S. Treasury may purchase mandatory convertible preferred stock from qualifying financial institutions in order to create a bridge to private capital in the future. CAP is supplemental to the various programs enacted by the U.S. Government and does not replace any existing program.
          There can also be no assurance as to the ultimate impact that the EESA, the ARRA, the programs promulgated under these acts and other programs will have on the financial markets, including the extreme levels of volatility and limited credit availability currently being experienced. The failure of the EESA, the ARRA and other programs to stabilize the financial markets and a continuation or worsening of current financial market conditions could materially and adversely affect our business, financial condition, results of operations, access to credit or the trading price of our common stock.
          The EESA, the ARRA and the programs enacted under these acts are relatively new legislation and regulations and, as such, are subject to change and evolving interpretation. There can be no assurances as to the effects that such changes will have on the effectiveness of the EESA, the ARRA or on our business, financial condition or results of operations.
          The purpose of these legislative and regulatory actions is to stabilize the U.S. banking system. The EESA, the ARRA and the other regulatory initiatives described above and which may be proposed in the future may not have their desired effects. If the volatility in the markets continues and economic conditions fail to improve or worsen, our business, financial condition, results of operations and cash flows could be materially and adversely affected.
The limitations on incentive compensation contained in the ARRA may adversely affect the Company’s ability to retain its highest performing employees.
          The ARRA imposes new executive compensation limits on participants in TARP, including the Company, which are in addition to those previously announced by U.S. Treasury. The ARRA and regulations promulgated under the ARRA contain numerous limitations on the amount and form of compensation that may be paid to the highest paid employees, including restrictions on bonus and other incentive compensation payable to the five executives named in a company’s proxy statement, restrictions on severance payments to the ten highest paid employees, and requirements for the repayment of bonuses in certain circumstances by the 25 highest paid employees. It is possible that the Company may be unable to create a compensation structure that permits it to retain its highest performing employees. If this were to occur, the Company’s business and results of operations could be adversely affected, perhaps materially.
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
Provisions in the Company’s amended and restated certificate of incorporation and its amended and restated bylaws may delay or prevent an acquisition of the Company by a third party.
          The Company’s amended and restated certificate of incorporation and its amended and restated bylaws contain provisions that may make it more difficult for a third party to gain control or acquire the Company without the consent of its board of directors. These provisions also could discourage proxy contests and may make it more difficult for dissident stockholders to elect representatives as directors and take other corporate actions. These provisions of the Company’s governing documents may have the effect of delaying, deferring or preventing a transaction or a change in control that some or many of its stockholders might believe to be in their best interest.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
          None
Item 3. Defaults Upon Senior Securities
          None
Item 4. Submission of Matters to a Vote of Security Holders
          The annual meeting of stockholders of the Company was held on May 6, 2009. Three proposals were submitted to a vote of the stockholders as described in the Company’s proxy statement dated April 3, 2009. The following is a brief description of the matters voted upon, as well as the outcome of the vote:
1.	To elect eleven members to serve on the Company’s Board of Directors for a term of one year:

Nominee	For	Against	Abstain
Percy L. Berger, CPA	21,086,285	2,149,719	416,507
J. J Fritz	18,805,300	4,740,596	106,614
Angelo DiPaolo	21,629,415	1,911,517	111,578
Barry I. Forrester, CFA	20,884,077	2,644,880	123,554
Robert J. Genetski, PhD	20,859,998	2,675,977	116,535
Gerald F. Hartley, CPA	20,821,655	2,713,060	117,795
Dennis M. O’Hara	20,929,766	2,599,540	123,205
Joseph Rizza	21,760,175	1,785,991	106,344
Thomas A. Rosenquist	21,876,892	1,658,248	117,371
E.V. Silveri	20,674,682	2,869,119	108,709
Monsignor Kenneth Velo	21,950,226	1,579,400	122,885
2.	To ratify the appointment of PricewaterhouseCoopers LLP:

Votes For:	22,141,375
Against:	1,458,030
Abstain:	53,106
3.	To approve, in an advisory (non-binding) vote, the compensation of the named executive officers:

Votes For:	19,787,056
Against:	2,903,426
Abstain:	962,030
Item 5. Other Information
          None
Item 6. Exhibits
          The following exhibits are either filed as part of this report or are incorporated herein by reference:

4.2	Certain instruments defining the rights of the holders of long-term debt of the Company and certain of its subsidiaries, none of which authorize a total amount of indebtedness in excess of 10% of the total assets of the Company and its subsidiaries on a consolidated basis, have not been filed as Exhibits. The Company hereby agrees to furnish a copy of any of these agreements to the SEC upon request.

10.69	Short-term Revolving Line of Credit Loan Agreement dated June 3, 2009 between the Company and M&I Marshall & Ilsley.

31.1	Rule 13a-14(a) Certification of Principal Executive Officer.

31.2	Rule 13a-14(a) Certification of Principal Financial Officer.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, from the Company’s Chief Executive Officer and Chief Accounting Officer.

SIGNATURES
          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Date: August 10, 2009

MIDWEST BANC HOLDINGS, INC. (Registrant)
By:	/s/ Roberto R. Herencia
Roberto R. Herencia,
President and Chief Executive Officer

By:	/s/ JoAnn Sannasardo Lilek
JoAnn Sannasardo Lilek,
Executive Vice President and Chief Financial Officer

Exhibit Index

4.2	Certain instruments defining the rights of the holders of long-term debt of the Company and certain of its subsidiaries, none of which authorize a total amount of indebtedness in excess of 10% of the total assets of the Company and its subsidiaries on a consolidated basis, have not been filed as Exhibits. The Company hereby agrees to furnish a copy of any of these agreements to the SEC upon request.

10.69	Short-term Revolving Line of Credit Loan Agreement dated June 3, 2009 between the Company and M&I Marshall & Ilsley.

31.1	Rule 13a-14(a) Certification of Principal Executive Officer.

31.2	Rule 13a-14(a) Certification of Principal Financial Officer.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, from the Company’s Chief Executive Officer and Chief Accounting Officer.