Form 10-Q
period 2009-09-30
MIDWEST BANC HOLDINGS INC
filed 2009-11-09
CIK 1051379

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2009
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
     Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.
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
     Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 9, 2009
Common, par value $0.01	28,116,312

MIDWEST BANC HOLDINGS, INC.
Form 10-Q

i

MIDWEST BANC HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS (Unaudited)
(In thousands, except for share data)

	September 30,	December 31,
	2009	2008
ASSETS
Cash	$32,278	$61,330
Federal funds sold and other short-term investments	295,162	1,735

Total cash and cash equivalents	327,440	63,065
Securities available-for-sale (securities pledged to creditors:
$480,614 at September 30, 2009 and $482,224 at December 31, 2008)	615,543	621,949
Securities held-to-maturity (fair value: $30,387 at December 31, 2008)	—	30,267

Total securities	615,543	652,216
Federal Reserve Bank and Federal Home Loan Bank stock, at cost	27,652	31,698
Loans	2,454,101	2,509,759
Allowance for loan losses	(83,506)	(44,432)

Net loans	2,370,595	2,465,327
Cash surrender value of life insurance	—	84,675
Premises and equipment, net	40,589	38,313
Foreclosed properties	20,980	12,018
Core deposit and other intangibles, net	12,964	14,683
Goodwill	78,862	78,862
Other assets	49,505	129,355

Total assets	$3,544,130	$3,570,212

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Deposits
Noninterest-bearing	$330,901	$334,495
Interest-bearing	2,224,288	2,078,296

Total deposits	2,555,189	2,412,791
Revolving note payable	8,600	8,600
Securities sold under agreements to repurchase	297,650	297,650
Advances from the Federal Home Loan Bank	340,000	380,000
Junior subordinated debentures	60,828	60,791
Subordinated debt	15,000	15,000
Term note payable	55,000	55,000

Total borrowings	777,078	817,041
Other liabilities	31,624	34,546

Total liabilities	3,363,891	3,264,378

Commitments and contingencies (see note 9)

Stockholders’ Equity
Preferred stock, $0.01 par value, 1,000,000 shares authorized; Series A, $2,500 liquidation preference, 17,250 shares issued and outstanding at September 30, 2009 and December 31, 2008; Series T, $1,000 liquidation preference, 84,784 shares issued and outstanding at September 30, 2009 and December 31, 2008	1	1
Common stock, $0.01 par value, 64,000,000 shares authorized; 29,847,092 shares issued and 28,116,312 outstanding at September 30, 2009 and 29,530,878 shares issued and 27,892,578 outstanding at December 31, 2008	301	296
Additional paid-in capital	385,219	383,491
Warrant	5,229	5,229
Accumulated deficit	(191,726)	(66,325)
Accumulated other comprehensive loss	(4,032)	(2,122)
Treasury stock, at cost (1,730,780 shares at September 30, 2009 and 1,638,300 shares at December 31, 2008)	(14,753)	(14,736)

Total stockholders’ equity	180,239	305,834

Total liabilities and stockholders’ equity	$3,544,130	$3,570,212

See accompanying notes to unaudited consolidated financial statements.

MIDWEST BANC HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(In thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Interest Income
Loans	$33,294	$37,364	$103,191	$115,562
Securities
Taxable	1,488	7,739	13,091	25,776
Exempt from federal income taxes	29	574	985	1,765
Dividends from Federal Reserve and Federal Home Loan Bank stock	160	184	520	551
Federal funds sold and other short-term investments	164	27	276	273

Total interest income	35,135	45,888	118,063	143,927
Interest Expense
Deposits	11,385	15,301	37,280	50,501
Federal funds purchased and FRB discount window advances	—	563	49	2,050
Revolving note payable	158	96	289	270
Securities sold under agreements to repurchase	3,264	3,338	9,698	9,998
Advances from the Federal Home Loan Bank	3,065	2,779	9,129	8,698
Junior subordinated debentures	497	864	1,851	2,785
Subordinated debt	145	229	441	464
Term note payable	679	565	1,227	2,027

Total interest expense	19,193	23,735	59,964	76,793

Net interest income	15,942	22,153	58,099	67,134
Provision for credit losses	37,450	42,200	71,453	52,367

Net interest income after provision for credit losses	(21,508)	(20,047)	(13,354)	14,767
Noninterest Income
Service charges on deposit accounts	2,013	1,918	5,860	5,834
Net gains (losses) on securities transactions	386	(16,652)	4,637	(16,596)
Impairment loss on securities	—	(47,801)	(740)	(65,387)
Losses on sales of loans	—	(75)	—	(75)
Insurance and brokerage commissions	268	448	926	1,691
Trust fees	337	451	915	1,382
Increase in cash surrender value of life insurance	—	911	1,332	2,634
Gain on sale of property	—	—	—	15,196
Other	653	288	1,365	993

Total noninterest income (loss)	3,657	(60,512)	14,295	(54,328)
Noninterest Expense
Salaries and employee benefits	8,948	12,515	31,890	36,570
Occupancy and equipment	3,175	3,211	9,776	9,203
Professional services	2,838	2,016	6,830	5,350
Loss on early extinguishment of debt	—	—	—	7,121
Marketing	201	575	1,228	1,864
Foreclosed properties	3,098	24	3,893	266
Amortization of intangible assets	573	590	1,719	1,771
Merger related	—	77	—	271
Goodwill impairment	—	80,000	—	80,000
FDIC insurance	1,550	1,465	5,986	2,099
Other	2,067	2,573	7,056	7,156

Total noninterest expense	22,450	103,046	68,378	151,671

Loss before income taxes	(40,301)	(183,605)	(67,437)	(191,232)
Provision (benefit) for income taxes	966	(23,891)	55,617	(28,530)

Net loss	(41,267)	(159,714)	(123,054)	(162,702)
Preferred stock dividends and premium accretion	1,289	835	4,702	2,506
Income allocated to participating securities	—	—	—	—

Net loss available to common stockholders	$(42,556)	$(160,549)	$(127,756)	$(165,208)

Basic earnings per share	$(1.52)	$(5.76)	$(4.57)	$(5.93)

Diluted earnings per share	$(1.52)	$(5.76)	$(4.57)	$(5.93)

Cash dividends declared per common share	$—	$—	$—	$0.26

See accompanying notes to unaudited consolidated financial statements.

MIDWEST BANC HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (Unaudited)
For the Nine Months Ended September 30, 2009 and 2008
(In thousands, except share and per share data)

					Retained	Accumulated
			Additional		Earnings	Other		Total
	Preferred	Common	Paid in		(Accumulated	Comprehensive	Treasury	Stockholders’
	Stock	Stock	Capital	Warrant	Deficit)	Loss	Stock	Equity
Balance, December 31, 2007	$—	$293	$300,762	$—	$102,762	$(13,917)	$(14,736)	$375,164
Cash dividends declared ($145.3125 per share) on Series A preferred stock	—	—	—	—	(2,506)	—	—	(2,506)
Cash dividends declared ($0.26 per share) on common stock	—	—	—	—	(7,404)	—	—	(7,404)
Issuance of common stock upon exercise of 16,500 stock options, net of tax benefit	—	—	178	—	—	—	—	178
Issuance of 226,324 shares restricted stock	—	2	(2)	—	—	—	—	—
Stock-based compensation expense	—	—	2,283	—	—	—	—	2,283
Comprehensive loss
Net loss	—	—	—	—	(162,702)	—	—	(162,702)
Prior service cost, net of income taxes	—	—	—	—	—	(449)	—	(449)
Net increase in fair value of securities classified as available- for-sale, net of income taxes and reclassification adjustments	—	—	—	—	—	2,673	—	2,673

Total comprehensive loss								(160,478)

Balance, September 30, 2008	$—	$295	$303,221	$—	$(69,850)	$(11,693)	$(14,736)	$207,237

Balance, December 31, 2008	$1	$296	$383,491	$5,229	$(66,325)	$(2,122)	$(14,736)	$305,834
Cash dividends declared ($48.4375 per share) on Series A preferred stock	—	—	—	—	(836)	—	—	(836)
Cash dividends declared ($9.72 per share) on Series T preferred stock	—	—	—	—	(824)	—	—	(824)
Issuance of 19,965 shares of common stock to employee stock purchase plan	—	—	14	—	—	—	—	14
Issuance of 166,568 shares of common stock to directors’ deferred compensation plan	—	2	113	—	—	—	—	115
Issuance of 334,882 shares of restricted stock	—	3	(3)	—	—	—	—	—
Accreted discount on Series T preferred stock	—	—	687	—	(687)	—	—	—
Stock-based compensation expense	—	—	917	—	—	—	—	917
Repurchase of 10,695 shares of common stock under benefit plan	—	—	—	—	—	—	(17)	(17)
Comprehensive loss
Net loss	—	—	—	—	(123,054)	—	—	(123,054)
Prior service cost including income taxes adjustment	—	—	—	—	—	(201)	—	(201)
Income taxes adjustment on decrease in value of projected benefit obligation	—	—	—	—	—	(151)	—	(151)
Net decrease in fair value of securities classified as available- for-sale including income taxes adjustment	—	—	—	—	—	(1,558)	—	(1,558)

Total comprehensive loss								(124,964)

Balance, September 30, 2009	$1	$301	$385,219	$5,229	$(191,726)	$(4,032)	$(14,753)	$180,239

See accompanying notes to unaudited consolidated financial statements.

MIDWEST BANC HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
For the Nine Months Ended September 30, 2009 and 2008
(In thousands)

	2009	2008
Cash flows from operating activities
Net loss	$(123,054)	$(162,702)
Adjustments to reconcile net loss to net cash provided by operating activities
Depreciation	3,096	3,107
Provision for loan losses	69,700	51,765
Amortization of core deposit and other intangibles	1,115	630
Goodwill impairment charge	—	80,000
Amortization of premiums and discounts on securities, net	389	431
Realized (gain) loss on sale of securities, net	(4,637)	16,596
Impairment loss on securities	740	65,387
Net loss on sales of loans	—	75
Gain on sale of property	—	(15,196)
Loss on early extinguishment of debt	—	7,121
Increase in cash surrender value of life insurance	(1,332)	(2,634)
Deferred income taxes	48,706	(14,259)
Loss on disposition of foreclosed properties, net	178	222
Valuation loss on foreclosed properties	2,569	—
Amortization of deferred stock based compensation	917	2,283
Change in other assets	29,517	(16,774)
Change in other liabilities	(2,471)	(436)

Net cash provided by operating activities	25,433	15,616

Cash flows from investing activities
Sales of securities available-for-sale	573,741	108,770
Sales of securities held-to-maturity	27,856	4,443
Redemption of Federal Reserve Bank and Federal Home Loan Bank stock	4,046	1,000
Maturities of securities available-for-sale	1,007,865	107,585
Principal payments on securities available-for-sale	49,537	42,496
Principal payments on securities held-to-maturity	2,468	2,430
Purchases of securities available-for-sale	(1,621,933)	(244,043)
Purchases of Federal Reserve Bank and Federal Home Loan Bank stock	—	(4,535)
Loan originations and principal collections, net	11,698	(68,969)
Sale of mortgage loans	—	5,789
Proceeds from sale of property	—	18,259
Proceeds from disposition of foreclosed properties	1,989	244
Liquidation of bank-owned life insurance	86,008	—
Additions to property and equipment	(5,372)	(2,694)

Net cash provided by (used in) investing activities	137,903	(29,225)

Cash flows from financing activities
Net increase in deposits	142,587	55,185
Proceeds from borrowings	—	234,600
Repayments on borrowings	(40,000)	(167,075)
Preferred cash dividends paid	(1,660)	(2,506)
Common cash dividends paid	—	(11,076)
Change in federal funds purchased, FRB discount window advances, and securities sold under agreements to repurchase	—	(66,750)
Repurchase of common stock under stock and incentive plan	(17)	—
Proceeds from issuance of common under stock and incentive plan	129	175

Net cash provided by financing activities	101,039	42,553

Increase (decrease) in cash and cash equivalents	264,375	28,944

Cash and cash equivalents at beginning of period	63,065	84,499

Cash and cash equivalents at end of period	$327,440	$113,443

Supplemental disclosures
Cash paid during period for:
Interest	$61,237	$78,685
Income taxes	1,842	2,700
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
     The annualized results of operations for the nine months ended September 30, 2009 are not necessarily indicative of the results expected for the full year ending December 31, 2009. Certain items in the prior year financial statements were reclassified to conform to the current year’s presentation. Such reclassifications had no effect on net income.
NOTE 2 — FORBEARANCE AGREEMENT
     The Company’s credit agreements with a correspondent bank at September 30, 2009 included a revolving line of credit and term note. The Company was in violation of the financial covenants contained in the revolving line of credit and term note. The Company also did not make a required principal payment on the term note due on July 1, 2009 and did not pay all of the aggregate outstanding principal on the revolving line of credit that matured July 3, 2009. On July 8, 2009, the lender advised the Company that the non-compliance and failure to make the principal payments constitute events of default. See Note 15 — Credit Agreements.
     On October 22, 2009, the Company entered into a forbearance agreement (“Forbearance Agreement”) with its lender that provides for a forbearance period through March 31, 2010, during which time the Company will continue to pursue completion of its previously disclosed capital plan. Management believes that the Forbearance Agreement provides the Company sufficient time to complete all major elements of the capital plan; however there can be no assurance that any or all major elements of the capital plan will be completed in a timely manner or at all. During the forbearance period, the Company is not obligated to make interest and principal payments in excess of funds held in a deposit security account (which will be funded with $325,000), and while retaining all rights and remedies under the credit agreements, the lender has agreed not to demand payment of amounts due or begin foreclosure proceedings in respect of the collateral, which consists primarily of all the stock of the Company’s principal subsidiary, Midwest Bank and Trust Company, and has agreed to forbear from exercising the rights and remedies available to it in respect of existing defaults and future compliance with certain covenants through March 31, 2010. As part of the Forbearance Agreement, the Company entered into a tax refund security agreement under which it agreed to deliver to the lender the expected proceeds to be received in connection with an outstanding Federal income tax refund in the approximate amount of $2.1 million. These proceeds, when received, will be placed in the deposit security account, and will be available for interest and principal payments. The Forbearance Agreement may terminate prior to March 31, 2010 if the Company defaults under any of its representations, warranties or obligations contained in either the Forbearance Agreement or credit agreements, or the Bank becomes subject to receivership by the FDIC or the Company becomes subject to other bankruptcy or insolvency type proceeding.
     Upon the expiration of the forbearance period, the principal and interest payments that were due under the revolving line of credit and the term note, as modified by the covenant waivers, at the time the Forbearance Agreement was entered into will once again become due and payable, along with such other amounts as may have become due during the forbearance period. Absent successful completion of all or a significant portion of the Capital Plan, the Company expects that it would not be able to meet any demands for payment of amounts then due at the expiration of the forbearance period. If the Company is unable to renegotiate, renew, replace or expand its sources of financing on acceptable terms, it may have a material adverse effect on the Company’s business and results of operations.

MIDWEST BANC HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
NOTE 3 — REGULATORY ACTIONS
     The Bank’s primary regulators, the Federal Reserve Bank of Chicago and the Illinois Department of Financial and Professional Regulation, Division of Banking, have recently completed a safety and soundness examination of the Bank. As a result of that examination, the Company expects that the Federal Reserve Bank and the Division of Banking will request that the Bank enter into a formal supervisory action requiring it to take certain steps intended to improve its overall condition. Such a supervisory action could require the Bank, among other things, to: implement the previously disclosed capital plan to strengthen the Bank’s capital position; develop a plan to improve the quality of the Bank’s loan portfolio by charging off loans and reducing its position in assets classified as “substandard;” develop and implement a plan to enhance the Bank’s liquidity position; and enhance the Bank’s loan underwriting and workout remediation teams. The final supervisory action may contain other conditions and targeted time frames as specified by the regulators.
     The Company believes that the successful completion of all or a significant portion of the Capital Plan will enable the Bank to meet the requirements of any formal supervisory action with the regulators and will ensure that the Bank is able to comply with applicable bank regulations. However, the successful completion of all or any portion of the capital plan is not assured and if the Company or the Bank is unable to comply with the terms of the anticipated supervisory action or any other applicable regulations, the Company and the Bank could become subject to additional, heightened supervisory actions and orders. If our regulators were to take such additional actions, the Company and the Bank could become subject to various requirements limiting the ability to develop new business lines, mandating additional capital, and/or requiring the sale of certain assets and liabilities. Failure of the Company to meet these conditions could lead to further enforcement action on behalf of the regulators. The terms of any such additional regulatory actions, orders or agreements could have a materially adverse effect on the business of the Bank and the Company.
NOTE 4 — NEW ACCOUNTING PRONOUNCEMENTS
     The Financial Accounting Standards Board (“FASB”) has established the FASB Accounting Standards CodificationTM (“Codification” or “ASC”) as the single source of authoritative U.S. generally accepted accounting principles (“GAAP”) recognized by the FASB to be applied by nongovernmental entities (ASC 105). Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. The Codification supersedes all existing non-SEC accounting and reporting standards. All other non-grandfathered, non-SEC accounting literature not included in the Codification will become non-authoritative. Following the Codification, the Board will not issue new standards in the form of Statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts. Instead, it will issue Accounting Standards Updates (“ASU”), which will serve to update the Codification, provide background information about the guidance and provide the basis for conclusions on the changes to the Codification.
     GAAP is not intended to be changed as a result of the FASB’s Codification project, but it will change the way the guidance is organized and presented. As a result, these changes will have a significant impact on how companies reference GAAP in their financial statements and in their accounting policies for financial statements issued for interim and annual periods ending after September 15, 2009. The Company has implemented the Codification in this quarterly report by providing references to the Codification topics.

MIDWEST BANC HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     In December 2007, the FASB revised the authoritative guidance for business combinations (ASC 805), which modifies the accounting for business combinations and requires, with limited exceptions, the acquirer in a business combination to recognize all of the assets acquired, liabilities assumed, and any noncontrolling interests in the acquiree at the acquisition-date, at fair value. This guidance also requires certain contingent assets and liabilities acquired as well as contingent consideration to be recognized at fair value. In addition, this guidance requires payments to third parties for consulting, legal, audit, and similar services associated with an acquisition to be recognized as expenses when incurred rather than capitalized as part of the cost of the acquisition. This guidance is effective for fiscal years beginning on or after December 15, 2008 and early adoption is not permitted. The adoption of this guidance on January 1, 2009 did not have a material effect on the Company’s results of operations or consolidated financial position.
     In June 2008, the FASB provided guidance for determining whether an equity-linked financial instrument (or embedded feature) is indexed to an entity’s own stock (ASC 815-40-15). This guidance applies to any freestanding financial instrument or embedded feature that has all of the characteristics of a derivative or freestanding instrument that is potentially settled in an entity’s own stock (with the exception of share-based payment awards within the scope of the authoritative guidance for stock compensation (ASC 718)). To meet the definition of “indexed to own stock,” an instrument’s contingent exercise provisions must not be based on (a) an observable market, other than the market for the issuer’s stock (if applicable), or (b) an observable index, other than an index calculated or measured solely by reference to the issuer’s own operations, and the variables that could affect the settlement amount must be inputs to the fair value of a “fixed-for-fixed” forward or option on equity shares. This guidance is effective for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The adoption of this guidance on January 1, 2009 did not have a material effect on the Company’s results of operations or consolidated financial position.
     On June 16, 2008, the FASB issued authoritative guidance for determining whether instruments granted in share-based payment transactions are participating securities (ASC 260). This guidance addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing earnings per share under the two-class method. This guidance is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Accordingly, the Company adopted the provisions of this guidance effective January 1, 2009 and computed earnings per share using the two-class method for all periods presented. Upon adoption, the Company retrospectively adjusted earnings per share data to conform to the provisions in this guidance.
     In December 2008, the FASB amended the authoritative guidance regarding disclosures by public entities about transfers of financial assets (ASC 860) and interests in variable interest entities (ASC 810), which requires additional disclosures about transfers of financial assets and the involvement with variable interest entities. These additional disclosures are intended to provide greater transparency about a transferor’s continuing involvement with transferred assets and variable interest entities. This guidance is effective for fiscal years ending after December 15, 2008. The adoption of this guidance on January 1, 2009 did not have a material effect on the Company’s results of operations or consolidated financial position.

MIDWEST BANC HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     On April 9, 2009, the FASB amended the authoritative guidance for fair value measurements and disclosures (ASC 820), which requires increased analysis and management judgment to estimate fair value if an entity determines that either the volume and/or level of activity for an asset or liability has significantly decreased or price quotations or observable inputs are not associated with orderly transactions. Valuation techniques such as an income approach might be appropriate to supplement or replace a market approach in those circumstances. This guidance requires entities to disclose in interim and annual periods the inputs and valuation techniques used to measure fair value along with any changes in valuation techniques and related inputs during the period. This guidance is effective for interim and annual periods ending after June 15, 2009. Accordingly, the Company included these new disclosures beginning April 1, 2009. See Note 10 — Fair Value for more information.
     On April 9, 2009, the FASB amended the authoritative guidance for interim disclosures about fair value of financial instruments (ASC 825), which relates to fair value disclosures in public entity financial statements for financial instruments. This guidance increases the frequency of fair value disclosures from annual only to quarterly. This guidance is effective for interim and annual periods ending after June 15, 2009. The adoption of this guidance did not have a material effect on the Company’s results of operations or consolidated financial position, but enhanced required disclosures. Accordingly, the Company included these new disclosures beginning April 1, 2009. See Note 10 — Fair Value for more information.
     On April 9, 2009, the FASB issued new authoritative guidance that revises the recognition and reporting requirements for other-than-temporary impairments of debt securities (ASC 320). This guidance eliminates the “ability and intent to hold” provision for debt securities and impairment is considered to be other than temporary if a company (i) intends to sell the security, (ii) more likely than not will be required to sell the security before recovering its cost, or (iii) does not expect to recover the security’s entire amortized cost. This guidance also eliminates the “probability” standard relating to the collectibility of cash flows and impairment is considered to be other than temporary if the present value of cash flows expected to be collected is less than the amortized cost (credit loss). Other-than-temporary losses also need to be separated between the amount related to credit loss (which is recognized in current earnings) and the amount related to all other factors (which is recognized in other comprehensive income). This guidance is effective for interim and annual periods ending after June 15, 2009. The adoption of this guidance on April 1, 2009 did not have a material effect on the Company’s results of operations or consolidated financial position.
     In May 2009, the FASB issued authoritative guidance establishing principles and requirements for subsequent events (ASC 855). This guidance establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. This guidance is based on the same principles as those that currently exist in the auditing standards. An entity must disclose the date through which subsequent events have been evaluated and whether that date is the date the financial statements were issued or available to be issued. This guidance also requires disclosure of subsequent events to keep the financial statements from being misleading. This guidance is effective for interim or annual periods ending after June 15, 2009. The adoption of this guidance on June 30, 2009 did not have a material effect on the Company’s results of operations or consolidated financial position.
     In June 2009, the FASB issued SFAS No. 166, “Accounting for Transfers of Financial Assets an amendment of FASB Statement No. 140.” This guidance eliminates the concept of a qualifying special-purpose entity, introduces the concept of a “participating interest,” which will limit the circumstances where the transfer of a portion of a financial asset will qualify as a sale, assuming all other derecognition criteria are met, it clarifies and amends the derecognition criteria for determining whether a transfer qualifies for sale accounting, and requires additional disclosures. The Company does not believe that the adoption of SFAS No. 166 on January 1, 2010 will have a material effect on the Company’s results of operations or consolidated financial position. This authoritative guidance has not yet been incorporated within the FASB’s Codification.

MIDWEST BANC HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R),” which eliminates the quantitative approach previously required for determining the primary beneficiary of a variable interest entity. If an enterprise is required to consolidate an entity as a result of the initial application of this standard, it should describe the transition method(s) applied and shall disclose the amount and classification in its statement of financial position of the consolidated assets or liabilities by the transition method(s) applied. If an enterprise is required to deconsolidate an entity as a result of the initial application of this standard, it should disclose the amount of any cumulative effect adjustment related to deconsolidation separately from any cumulative effect adjustment related to consolidation of entities. The Company does not believe that the adoption of SFAS No. 167 on January 1, 2010 will have a material effect on the Company’s results of operations or consolidated financial position. This authoritative guidance has not yet been incorporated within the FASB’s Codification.
NOTE 5 — SECURITIES
     The amortized cost and fair value of securities available-for-sale and held-to-maturity are as follows:

	September 30, 2009
		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
	(In thousands)
Securities available-for-sale
Obligations of U.S. Treasury	$451,785	$8	$(1)	$451,792
Obligations of states and political subdivisions	212	5	—	217
Mortgage-backed securities:
U.S. government agencies — residential (1)	147,043	513	(553)	147,003
U.S. government-sponsored entities — residential (2)	1,783	13	—	1,796
Equity securities of U.S. government-sponsored entities (3)	2,749	1,270	(148)	3,871
Corporate and other debt securities	14,979	—	(4,115)	10,864

Total securities available-for-sale	$618,551	$1,809	$(4,817)	$615,543

Total securities held-to-maturity	$—	$—	$—	$—

(1)	Includes obligations of the Government National Mortgage Association (“GNMA”).

(2)	Includes obligations of the Federal Home Loan Mortgage Corporation (“FHLMC”).

(3)	Includes issues from Federal National Mortgage Association (“FNMA”) and FHLMC.

MIDWEST BANC HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	December 31, 2008
		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
	(In thousands)
Securities available-for-sale
Obligations of U.S. Treasury and U.S. government-sponsored entities (1)	$263,483	$1,952	$—	$265,435
Obligations of states and political subdivisions	57,309	241	(886)	56,664
Mortgage-backed securities (1)(2)	281,592	3,363	(1,276)	283,679
Equity securities (3)	2,749	—	(1,819)	930
Corporate and other debt securities	19,176	—	(3,935)	15,241

Total securities available-for-sale	$624,309	$5,556	$(7,916)	$621,949

Securities held-to-maturity
Obligations of states and political subdivisions	$1,251	$12	$—	$1,263
Mortgage-backed securities (1)(2)	29,016	138	(30)	29,124

Total securities held-to-maturity	$30,267	$150	$(30)	$30,387

(1)	Includes obligations of the FHLMC and FNMA.

(2)	Includes obligations of GNMA.

(3)	Includes issues from FNMA and FHLMC.
     During the second quarter of 2009, the Company repositioned its securities portfolio to lower capital requirements associated with higher risk-weighted assets, restructure expected cash flows, reduce credit risk, and enhance the Bank’s asset sensitivity. The Company sold $538.1 million of its securities portfolio with an average yield of 3.94% and average life of slightly over two years, including $27.7 million of securities classified as held-to-maturity. The securities sold consisted of U.S. government-sponsored entities debentures, mortgage-backed securities, and municipal bonds. These securities were sold in the open market at a net gain of $4.3 million; $117,000 of this gain was related to securities classified as held-to-maturity. The Company purchased $571.0 million of U.S. Treasury bills and Government National Mortgage Association mortgage-backed securities. The average yield on these securities is 0.43% with an average life of less than six months.
     As of June 30, 2009, the Company still held $27.6 million in five securities, including municipal bonds and U.S. government-sponsored entities mortgage-backed securities, that were identified for sale under this portfolio repositioning program. Consistent with that program and the Company’s stated intent to sell these securities, the Company recognized a $740,000 other-than-temporary impairment charge on June 30, 2009. As of September 30, 2009, the Company continued to hold two of the five securities with balances totaling $2.0 million, which included a municipal bond and a mortgage-backed security of a U.S. government-sponsored entity that were identified for sale under this portfolio repositioning program, which were not impaired as of that date.

MIDWEST BANC HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
          The following is a summary of the fair value of securities held-to-maturity and available-for-sale with unrealized losses and an aging of those unrealized losses:

	September 30, 2009
	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(In thousands)
Securities available-for-sale:
Obligations of U.S. Treasury	$49,997	$(1)	$—	$—	$49,997	$(1)
Mortgage-backed securities:
U.S. government agencies — residential (1)	51,656	(553)	—	—	51,656	(553)
Equity securities of U.S. government-sponsored entities (2)	831	(148)	—	—	831	(148)
Corporate and other debt securities	—	—	10,864	(4,115)	10,864	(4,115)

Total securities available-for-sale	102,484	(702)	10,864	(4,115)	113,348	(4,817)

Total temporarily impaired securities	$102,484	$(702)	$10,864	$(4,115)	$113,348	$(4,817)

(1)	Includes obligations of GNMA.

(2)	Includes issues from FNMA and FHLMC.

			December 31, 2008
	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(In thousands)
Securities available-for-sale
Obligations of states and political subdivisions	$34,293	$(886)	$—	$—	$34,293	$(886)
Mortgage-backed securities U.S. government-sponsored entities(1)	60,117	(198)	39,778	(1,078)	99,895	(1,276)
Equity securities of U.S. government-sponsored entities (2)	899	(1,819)	—	—	899	(1,819)
Corporate and other debt securities	3,746	(287)	11,495	(3,648)	15,241	(3,935)

Total securities available-for-sale	99,055	(3,190)	51,273	(4,726)	150,328	(7,916)

Securities held-to-maturity
Obligations of states and political subdivisions	250	—	—	—	250	—
Mortgage-backed securities U.S. government-sponsored entities(1)	—	—	20,521	(30)	20,521	(30)

Total securities held-to-maturity	250	—	20,521	(30)	20,771	(30)

Total temporarily impaired securities	$99,305	$(3,190)	$71,794	$(4,756)	$171,099	$(7,946)

(1)	Includes obligations of GNMA.

(2)	Includes issues from FNMA and FHLMC.
          The unrealized loss on available-for-sale securities is included in other comprehensive loss on the consolidated balance sheets. Management has concluded that no individual unrealized loss as of September 30, 2009, identified in the preceding table, represents other-than-temporary impairment. The Company does not intend to sell nor would it be required to sell the securities shown in the table with unrealized losses before recovering their amortized cost.

MIDWEST BANC HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
NOTE 6 — LOANS
          Major classifications of loans (source of repayment basis) are summarized as follows:

	September 30,		December 31,
	2009		2008
		% of Gross		% of Gross
	Amount	Loans	Amount	Loans
	(Dollars in thousands)
Commercial	$1,045,533	42.6%	$1,090,078	43.3%
Construction	324,074	13.2	366,178	14.6
Commercial real estate	744,464	30.3	729,729	29.1
Home equity	227,966	9.3	194,673	7.8
Other consumer	5,583	0.2	6,332	0.3
Residential mortgage	107,124	4.4	123,161	4.9

Total loans, gross	2,454,744	100.0%	2,510,151	100.0%

Net deferred fees	(643)		(392)

Total loans, net	$2,454,101		$2,509,759

NOTE 7 — ALLOWANCE FOR LOAN LOSSES
          Following is a summary of activity in the allowance for loan losses:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
	(In thousands)
Balance, at beginning of period	$63,893	$22,606	$44,432	$26,748
Provision charged to operations	36,700	41,950	69,700	51,765
Loans charged off	(17,723)	(25,224)	(32,268)	(40,472)
Recoveries	636	96	1,642	1,387

Net loans charged off	(17,087)	(25,128)	(30,626)	(39,085)

Balance, at end of period	$83,506	$39,428	$83,506	$39,428

          The provision for credit losses reflected on the consolidated statements of operations includes the provision for loan losses and the provision for unfunded commitment losses as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
	(In thousands)
Provision for loan losses	$36,700	$41,950	$69,700	$51,765
Provision for unfunded commitment losses	750	250	1,753	602

Provision for credit losses	$37,450	$42,200	$71,453	$52,367

          A portion of the allowance for loan losses is allocated to impaired loans. Information with respect to impaired loans and the amount of the allowance for loan losses allocated thereto is as follows:

September 30, 2009
(In thousands)
Impaired loans for which no allowance for loan losses is allocated	$52,519
Impaired loans with an allocation of the allowance for loan losses	139,141

Total impaired loans	$191,660

Allowance for loan losses allocated to impaired loans	$38,779

Nine Months Ended
September 30, 2009
Average impaired loans	$103,051
Interest income recognized on impaired loans on a cash basis	443

MIDWEST BANC HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
NOTE 8 — GOODWILL AND INTANGIBLES
          The following table presents the carrying amount and accumulated amortization of intangible assets (in thousands):

	September 30, 2009			December 31, 2008
	Gross Carrying	Accumulated	Net Carrying	Gross Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount
Amortized intangible assets:
Core deposit and other intangibles	$21,091	$(8,127)	$12,964	$21,091	$(6,408)	$14,683
     The amortization of intangible assets was $573,000 and $1.7 million for the three and nine months ended September 30, 2009, respectively. At September 30, 2009, the projected amortization of intangible assets for the years ending December 31, 2009 through 2013 and thereafter is as follows (in thousands):

2009	$2,292
2010	2,222
2011	1,918
2012	1,803
2013	1,696
Thereafter	4,752
The weighted average remaining amortization period for the core deposit intangibles is approximately seven years as of September 30, 2009.
          The following table presents the changes in the carrying amount of goodwill and other intangibles during the nine months ended September 30, 2009 (in thousands):

		Core Deposit
		and Other
	Goodwill	Intangibles
Balance at beginning of period	$78,862	$14,683
Amortization	—	(1,719)

Balance at end of period	$78,862	$12,964

          Consistent with established policy, an annual review for goodwill impairment as of September 30, 2009 was conducted with the assistance of a nationally recognized third party valuation specialist. Based upon that review, the Company determined that the $78.9 million goodwill recorded on the September 30, 2009 balance sheet was not impaired.

MIDWEST BANC HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
NOTE 9 — OFF-BALANCE-SHEET RISK
          The Company is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet financing needs of customers. Since many commitments to extend credit expire without being used, the amounts below do not necessarily represent future cash commitments. These financial instruments include lines of credit, letters of credit, and commitments to extend credit. These are summarized as follows as of September 30, 2009:

	Amount of Commitment Expiration Per Period
	Within			After
	1 Year	1-3 Years	4-5 Years	5 Years	Total
	(In thousands)
Lines of Credit:
Commercial real estate	$81,610	$5,632	$5,238	$—	$92,480
Home equity	31,528	23,031	27,983	31,051	113,593
Consumer	—	—	—	1,986	1,986
Commercial	207,627	3,016	2,655	4,740	218,038
Letters of credit	43,836	3,220	2,828	—	49,884
Commitments to extend credit	12,922	—	—	—	12,922

Total commitments	$377,523	$34,899	$38,704	$37,777	$488,903

          At September 30, 2009, commitments to extend credit included $12.9 million of fixed rate loan commitments. These commitments are due to expire within 30 to 90 days of issuance and have rates ranging from 6.25% to 7.25%. Substantially all of the unused lines of credit are at adjustable rates of interest.
          The Company had a reserve for losses on unfunded commitments of $2.1 million at September 30, 2009, up from $1.1 million at December 31, 2008 and $793,000 at September 30, 2008.
          During the second quarter of 2009, the Company began deferring payment of dividends on the $84.8 million of Series T cumulative preferred stock and deferring interest payments on $60.8 million of its junior subordinated debentures as permitted by the terms of such debentures. The deferred interest payments on the Company’s junior subordinated debentures are accrued in the period in which the payments would have been made which were $1.1 million through September 30, 2009.. The dividends on the Series T cumulative preferred stock are recorded only when declared. The cumulative amount of dividends not declared was $2.7 million for the nine months ended September 30, 2009.
          In the normal course of business, the Company is involved in various legal proceedings. In the opinion of management, any liability resulting from such proceedings would not have a material adverse effect on the Company’s financial position or results of operations.

MIDWEST BANC HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
NOTE 10 — FAIR VALUE
          The Company adopted the authoritative guidance for fair value measurement (ASC 820) on January 1, 2008. This guidance defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between willing market participants on the measurement date. This guidance also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair value:
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

MIDWEST BANC HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     The fair values of the available-for-sale securities were measured at September 30, 2009 and December 31, 2008 using the following:

		Quoted Prices or	Significant	Significant
		Identical Assets in	Other Observable	Unobservable
	Total	Active Markets	Inputs	Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)
	(In thousands)
Assets at September 30, 2009:
Obligations of the U.S. Treasury	$451,792	$—	$451,792	$—
Obligations of states and political subdivisions	217	—	217	—
Mortgage-backed securities:
U.S. government agencies — residential (1)	147,003	—	147,003	—
U.S. government-sponsored entities — residential (2)	1,796	—	1,796	—
Equity securities of U.S. government-sponsored entities (3)	3,871	3,871	—	—
Corporate and other debt securities	10,864	—	3,538	7,326

Available-for-sale securities	$615,543	$3,871	$604,346	$7,326

Assets at December 31, 2008:
Obligations of the U.S. Treasury and of U.S. government-sponsored entities (4)	$265,435	$—	$265,435	$—
Obligations of states and political subdivisions	56,664	—	56,664	—
Mortgage-backed securities (1)(4)	283,679	—	283,679	—
Equity securities of U.S. government-sponsored entities (3)	930	930	—	—
Corporate and other debt securities	15,241	—	6,808	8,433

Available-for-sale securities	$621,949	$930	$612,586	$8,433

(1)	Includes obligations of GNMA.

(2)	Includes obligations of FHLMC.

(3)	Includes issues from FNMA and FHLMC.

(4)	Includes obligations of FHLMC and FNMA.
     The following is a summary of changes in the fair value of other bonds that were measured using significant unobservable inputs for the three and nine months ended September 30, 2009 and 2008:

	Three months ended		Nine months ended
	September 30,		September 30,
	2009	2008	2009	2008
	(In thousands)

Beginning balance	$8,881	$9,286	$8,433	$10,479
Paydowns received	(72)	—	(167)	—
Total gains or losses (realized/unrealized):
Included in earnings	—	—	—	—
Included in other comprehensive income	(1,483)	(6,436)	(940)	(7,629)

Ending balance	$7,326	$2,850	$7,326	$2,850

MIDWEST BANC HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     Certain of the Company’s impaired loans are measured using the fair value of the underlying collateral on a non-recurring basis. Once a loan is identified as individually impaired, management measures impairment in accordance with the authoritative guidance for loan impairments (ASC 310-10-35). At September 30, 2009, $139.1 million of the loans considered impaired were evaluated based on the fair value of the collateral compared to $41.3 million at December 31, 2008. The fair value of the collateral is determined by obtaining an observable market price or by obtaining an appraised value with management applying selling and other discounts to the underlying collateral value. If a current appraised value is not available, the fair value of the impaired loan is determined by an adjusted appraised value including unobservable cash flows.
     The fair values of the impaired loans based on the fair value of the collateral were measured at September 30, 2009 and December 31, 2008 using the following:

		Quoted Prices or	Significant	Significant
		Identical Assets in	Other Observable	Unobservable
	Total	Active Markets	Inputs	Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)
	(In thousands)
Assets at September 30, 2009:
Impaired loans	$100,362	$—	$—	$100,362
Assets at December 31, 2008:
Impaired loans	$37,098	$—	$—	$37,098
     Loans which are measured for impairment using the fair value of collateral for collateral dependent loans, had a gross carrying amount of $139.1 million, with an associated valuation allowance of $38.8 million for a fair value of $100.4 million at September 30, 2009. At December 31, 2008, loans measured for impairment using the fair value of collateral had a carrying amount of $41.3 million, with an associated valuation allowance of $4.2 million for a fair value of $37.1 million. The provision for loan losses for the nine months ended September 30, 2009, included $48.7 million of specific allowance allocations for impaired loans.
     The methods and assumptions used to determine fair values for each class of financial instrument are presented below.

MIDWEST BANC HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     The estimated fair values of the Company’s financial instruments were as follows:

	September 30, 2009		December 31, 2008
	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value
	(In thousands)
Financial assets
Cash and cash equivalents	$327,440	$327,440	$63,065	$63,065
Securities available-for-sale	615,543	615,543	621,949	621,949
Securities held-to-maturity	—	—	30,267	30,387
Federal Reserve Bank and Federal Home Loan Bank stock	27,652	27,652	31,698	31,698
Loans, net of allowance for loan losses	2,370,595	2,283,820	2,465,327	2,485,011
Accrued interest receivable	9,506	9,506	13,302	13,302
Financial liabilities
Deposits
Noninterest-bearing	330,901	330,901	334,495	334,495
Interest-bearing	2,224,288	2,238,968	2,078,296	2,008,100
Revolving note payable	8,600	8,357	8,600	8,600
Securities sold under agreements to repurchase	297,650	334,776	297,650	369,376
Advances from Federal Home Loan Bank	340,000	371,126	380,000	410,992
Junior subordinated debentures	60,828	26,510	60,791	56,572
Subordinated debt	15,000	9,904	15,000	15,000
Term note payable	55,000	53,007	55,000	55,000
Accrued interest payable	7,128	7,128	8,553	8,553
     The remaining other assets and liabilities of the Company are not considered financial instruments and are not included in the above disclosures. The fair value adjustment of off-balance-sheet items including loan commitments was not considered material due to their short-term nature and variable rates of interest.
     The methods and assumptions used to determine fair values for each class of financial instrument are presented below.
     A test for goodwill impairment was conducted as of September 30, 2009 with the assistance of a nationally recognized third party valuation specialist. In Step 2 of that test, the Company estimated the fair value of assets and liabilities in the same manner as if a purchase of the reporting unit was taking place from a market participant perspective. Management worked closely with the third party valuation specialist throughout the valuation process, provided necessary information and reviewed and approved the methodologies, assumptions and conclusions.
     The fair value estimation methodology selected for our most significant assets and liabilities was based on our observations and knowledge of methodologies typically and currently utilized by market participants, the structure and characteristics of the asset and liability in terms of cash flows and collateral, and the availability and reliability of significant inputs required for a selected methodology and comparative data to evaluate the outcomes.

MIDWEST BANC HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     The carrying amount is equivalent to the estimated fair value for cash and cash equivalents, Federal Reserve Bank and Federal Home Loan Bank stock, and accrued interest receivable and payable. The fair values of securities are determined by obtaining either quoted prices on nationally recognized securities exchanges or matrix pricing. The Company selected the income approach for performing loans, retail certificates of deposit and borrowings. The Company estimated discounted fair values separately for nonaccrual loans and loans 60-89 days past due. The income approach was deemed appropriate for the assets and liabilities noted above due to the limited current comparable market transaction data available.
     Net loans were $2.4 billion or 67% of Company assets as of September 30, 2009. The estimated fair value of net loans was $86.8 million or 3.7% below book value. In computing this estimated fair value, performing loans were broken into fixed and variable components, floors and collateral coverage ratios were considered, and appropriate comparable market discount rates were used to compute fair values using a discounted cash flow approach. A 40% discount was applied to nonaccrual loans based upon recent Company charge-off experience and a 10% discount was applied to loans 60-89 days past due.
     There is no readily available market for a significant portion of the Company’s financial instruments. Accordingly, fair values are based on various factors relative to expected loss experience, current economic conditions, risk characteristics, and other factors. The assumptions and estimates used in the fair value determination process are subjective in nature and involve uncertainties and significant judgment and, therefore, fair values cannot be determined with precision. Changes in assumptions could significantly affect these estimated values. Further discussion of material assumptions used in the fair value estimates and the effect of certain changes in material assumptions on those values is included in Note 8 — Goodwill and Intangibles.

MIDWEST BANC HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
NOTE 11 — STOCK COMPENSATION AND RESTRICTED STOCK AWARDS
     Under the Company’s Stock and Incentive Plan (the “Plan”), officers, directors, and key employees may be granted incentive stock options to purchase the Company’s common stock at no less than 100% of the market price on the date the option is granted. Options can be granted to become exercisable immediately or after a specified vesting period or may be issued subject to performance targets. In all cases, the options have a maximum term of ten years. The Plan also permits the issuance of nonqualified stock options, stock appreciation rights, restricted stock, and restricted stock units. The Plan authorizes a total of 3,900,000 shares for issuance. There are 1,636,778 shares remaining for issuance under the Plan at September 30, 2009. It is the Company’s policy to issue new shares of its common stock in conjunction with the exercise of stock options or grants of restricted stock.
     No employee stock options were exercised during the first nine months of 2009. Total employee stock options outstanding at September 30, 2009 were 548,581 with exercise prices ranging between $1.15 and $22.03, with a weighted average exercise price of $8.11, and expiration dates between 2010 and 2019. During the first nine months of 2009, 288,693 stock options were granted with an exercise price of $1.15, which will vest over a three-year service period.
     Information about option grants follows:

		Weighted Average	Weighted Average
	Number of	Exercise Price	Grant- Date Fair
	Options	Per Share	Value Per Share
Outstanding at December 31, 2008	379,371	$14.28	$4.80
Granted	288,693	1.15	0.66
Exercised	—	—	—
Forfeited	(119,483)	10.88	3.38

Outstanding at September 30, 2009	548,581	8.11	2.93

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
     Employee compensation expense related to stock options was $14,000 and $42,000 for the three and nine months ended September 30, 2009, respectively, compared to $5,000 and $16,000 for the three and nine months ended September 30, 2008, respectively. The total compensation cost related to nonvested stock options not yet recognized was $132,000 at September 30, 2009 and the weighted average period over which this cost is expected to be recognized is 28 months.

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
     For the three and nine months ended September 30, 2009, the Company recognized $156,000 and $876,000 in compensation expense related to the restricted stock grants compared to $688,000 and $2.3 million for the three and nine months ended September 30, 2008, respectively. The total compensation cost related to nonvested restricted shares not yet recognized was $1.4 million at September 30, 2009 and the weighted average period over which this cost is expected to be recognized is 32 months.
     Information about restricted shares outstanding and activity follows:

	Number of	Weighted Average
	Restricted	Grant-Date Fair Value
	Shares	Per Share
Outstanding at December 31, 2008	609,901	$16.42
Granted	334,882	1.22
Vested	(47,896)	15.80
Forfeited	(210,951)	17.70

Outstanding at September 30, 2009	685,936	8.64

NOTE 12 — SUPPLEMENTAL EXECUTIVE RETIREMENT PLAN
     The Company and various members of senior management have entered into a Supplemental Executive Retirement Plan (“SERP”). The SERP is an unfunded plan that provides for guaranteed payments, based on a percentage of the individual’s final salary, for 15 years after age 65. The benefit amount is reduced if the individual retires prior to age 65.
     Effective April 1, 2008, the SERP agreements with employees constituted a pension plan under the authoritative guidance for compensation — retirement plans (ASC 715). The objective of this guidance is to recognize the compensation cost of pension benefits (including prior service cost) over that employee’s approximate service period. Included in salaries and benefits expense in the statements of income was $319,000 and $956,000 of expense related to the SERP for the three and nine months ended September 30, 2009, respectively, compared to $310,000 and $1.3 million, for the three and nine months ended September 30, 2008, respectively. The expense related to the SERP for the three months ended March 31, 2008 of $742,000 was calculated under the authoritative guidance for deferred compensation arrangements (ASC 710). The prior service cost amortization expense was $71,000 for the nine months ended September 30, 2009. The benefit obligation was $7.2 million and $6.4 million as of September 30, 2009 and December 31, 2008, respectively.

MIDWEST BANC HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     The following is a summary of changes in the benefit obligation for the nine months ended September 30, 2009:

September 30,
2009
(In thousands)

Beginning balance	$6,403
Service cost	618
Interest cost	267
Distributions	(75)

Ending balance	$7,213

NOTE 13 — INCOME TAXES
     The difference between the provision for income taxes in the consolidated financial statements and amounts computed by applying the current federal statutory income tax rate of 35% to income before income taxes is reconciled as follows:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2009		2008		2009		2008
	(In thousands)
Income taxes computed at the statutory rate	$(14,105)	35.0%	$(64,262)	35.0%	$(23,603)	35.0%	$(66,931)	35.0%
Tax-exempt interest income on securities and loans	(47)	0.1	(213)	0.1	(449)	0.7	(617)	0.3
General business credits	(147)	0.4	(168)	0.1	(441)	0.7	(445)	0.2
State income taxes, net of federal tax benefit due to state operating loss	(2,388)	5.9	(2,137)	1.2	(2,607)	3.9	(2,898)	1.5
Life insurance cash surrender value increase, net of premiums	—	—	(319)	0.2	(466)	0.7	(922)	0.5
Liquidation of bank-owned life insurance	—	—	—	—	6,924	(10.3)	—	—
Dividends received deduction	—	—	(47)	—	—	—	(649)	0.3
Goodwill impairment	—	—	28,000	(15.3)	—	—	28,000	(14.6)
Valuation allowance	17,397	(43.2)	14,851	(8.1)	75,259	(111.7)	14,851	(7.8)
Nondeductible costs and other, net	256	(0.6)	404	(0.2)	1,000	(1.5)	1,081	(0.5)

(Benefit) provision for income taxes	$966	(2.4)%	$(23,891)	13.0%	$55,617	(82.5)%	$(28,530)	14.9%

     The Company recognizes interest related to unrecognized tax benefits and penalties, if any, in income tax expense.
     During the third quarter of 2009, the Company recorded a tax expense of $966,000. This expense relates primarily to the adjustment made to the net deferred tax asset as a result of the reduced ability to use available tax planning strategies.
     During the second quarter of 2009, the Company liquidated its $85.8 million investment in bank owned life insurance in order to reduce the Company’s investment risk and the Bank’s regulatory capital requirement. The $16.3 million increase in cash surrender value of the policies since the time of purchase is treated as ordinary income for tax purposes. Additionally, a 10% IRS excise tax was incurred as a result of the liquidation. As a result, the Company recorded federal tax expense of $6.9 million and an additional state tax expense of $1.2 million in the second quarter of 2009 for this transaction.

MIDWEST BANC HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     The Company increased the total valuation allowance by $16.9 million to $76.9 million against its existing net deferred tax assets during the quarter. The valuation allowance includes $1.6 million recorded in accumulated other comprehensive loss fully offsetting deferred taxes which were established for securities available for sale and for the SERP program. The Company’s primary deferred tax assets relate to its allowance for loan losses, net operating losses (“NOL’s”) and impairment charges relating to FNMA and FHLMC preferred stock holdings. Under generally accepted accounting principles, a valuation allowance is required to be recognized if it is “more likely than not” that such deferred tax assets will not be realized. In making that determination, management is required to evaluate both positive and negative evidence including recent historical financial performance, forecasts of future income, tax planning strategies and assessments of the current and future economic and business conditions. The Company performs and updates this evaluation on a quarterly basis.
     In conducting its regular quarterly evaluation, the Company made a determination to maintain the valuation allowance as of September 30, 2009 based primarily upon the existence of a three year cumulative loss derived by combining the pre-tax income (loss) reported during the two most recent annual periods (calendar years ended 2007 and 2008) with management’s current projected results for the year ending 2009. This three year cumulative loss position is primarily attributable to significant provisions for loan losses incurred and currently forecasted during the three years ending 2009 and losses realized during 2008 on its FNMA and FHLMC preferred stock holdings. The Company’s current financial forecasts indicate that taxable income will be generated in the future. However, the existing deferred tax benefits may not be fully realized due to statutory limitations on their utilization based on the Company’s planned capital restructuring. The creation and subsequent addition to the valuation allowance, although it increased tax expense for the second and third quarters and similarly reduced tangible book values, did not have an effect on the Company’s cash flows. The remaining net deferred tax assets of $4.1 million are supported by available tax planning strategies.
     An Illinois Department of Revenue audit has commenced for the Company for the years 2006 and 2007. The Company has also been notified that Royal American Corporation will be audited by the IRS for the carryback of its separate company loss for 2006 to 2004. The Company is responsible for all taxes related to Royal American including periods prior to its acquisition. The Company does not anticipate any adjustments as a result of these audits that would result in significant change to its financial position. It is reasonably possible that the gross balance of unrecognized tax benefits may change within the next twelve months.
     Years that remain subject to examination include 2006 to present for federal, 2005 to present for Illinois, 2005 to present for Indiana, and 2005 to present for federal and Illinois for various acquired entities.

MIDWEST BANC HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
NOTE 14 — EARNINGS PER SHARE

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
	(In thousands, except per share data)
Net loss	$(41,267)	$(159,714)	$(123,054)	$(162,702)
Less: Series A preferred stock dividends	—	835	835	2,506
Series T preferred stock dividends (1)	1,060	—	3,180	—
Series T preferred stock discount accretion	229	—	687	—
Income allocated to participating securities (2)	—	—	—	—

Loss available to common stockholders	$(42,556)	$(160,549)	$(127,756)	$(165,208)

Basic
Weighted average common shares outstanding	27,953	27,859	27,936	27,851

Basic earnings per share	$(1.52)	$(5.76)	$(4.57)	$(5.93)

Diluted
Weighted average common shares outstanding	27,953	27,859	27,936	27,851
Dilutive effect of stock options (3)	—	—	—	—
Dilutive effect of restricted stock (3)	—	—	—	—

Diluted average common shares	27,953	27,859	27,936	27,851

Diluted earnings per share	$(1.52)	$(5.76)	$(4.57)	$(5.93)

(1)	Includes $824 in dividends declared in first quarter of 2009 and $1,060 and $2,661 in cumulative dividends not declared for the three and nine months ended September 30, 2009, respectively.

(2)	No adjustment for unvested restricted shares was included in the computation of loss available to common stockholders for any period there was a loss. See Note 4 — New Accounting Pronouncements.

(3)	No shares of stock options or restricted stock were included in the computation of diluted earnings per share for any period there was a loss.
     Options to purchase 548,581 shares at $8.11 were not included in the computation of diluted earnings per share for the three and nine months ended September 30, 2009 and 421,322 shares at $14.10 were not included for the three and nine months ended September 30, 2008 because the option exercise prices were greater than the average market price of the common stock and the options were, therefore, anti-dilutive. The warrant to purchase 4,282,020 shares at an exercise price of $2.97 was not included in the computation of diluted earnings per share because the warrant’s exercise price was greater than the average market price of common stock and was, therefore, anti-dilutive. A total of 685,936 shares of restricted stock for the three and nine months ended September 30, 2009 and 615,637 shares of restricted stock for the three and nine months ended September 30, 2008 were not included in the computation of diluted shares because of the anti-dilutive effect. The shares that would be issued if the Series A noncumulative redeemable convertible perpetual preferred stock were converted are not included in the computation of diluted earnings per share for the three and nine months ended September 30, 2009 and 2008 because of their anti-dilutive effect.

MIDWEST BANC HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
NOTE 15 — CREDIT AGREEMENTS
     The Company’s credit agreements with a correspondent bank at September 30, 2009 and December 31, 2008 consisted of a revolving line of credit, a term note, and a subordinated debenture in the amounts of $8.6 million, $55.0 million, and $15.0 million, respectively.
     The revolving line of credit had a maximum availability of $8.6 million, an outstanding balance of $8.6 million as of September 30, 2009, an interest rate at September 30, 2009 of one-month LIBOR plus 455 basis points with an interest rate floor of 7.25%, and matured on July 3, 2009. The term note had an interest rate of one-month LIBOR plus 455 basis points at September 30, 2009 and matures on September 28, 2010. The subordinated debt had an interest rate of one-month LIBOR plus 350 basis points at September 30, 2009, matures on March 31, 2018, and qualifies as Tier 2 capital.
     The revolving line of credit and term note included the following financial covenants at September 30, 2009: (1) Midwest Bank and Trust Company (the “Bank”) must not have nonperforming loans (loans on nonaccrual status and 90 days or more past due and troubled-debt restructured loans) in excess of 3.00% of total loans, (2) the Bank must report a quarterly profit, excluding charges related to acquisitions, and (3) the Bank must remain well capitalized. At September 30, 2009, the Company was in violation of financial convenants (the “Financial Covenant Defaults”).
     The Company did not make a required $5.0 million principal payment on the term note due on July 1, 2009 under the covenant waiver for the third quarter of 2008. On July 8, 2009, the lender advised the Company that such non-compliance constitutes a continuing event of default under the loan agreements (the “Contingent Waiver Default”). The Company’s decision not to make the $5.0 million principal payment, together with its previously announced decision to suspend the dividend on its Series A preferred stock and defer the dividends on its Series T preferred stock and interest payments on its trust preferred securities, were made in order to retain cash and preserve liquidity and capital at the holding company.
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
     As a result of the occurrence and the continuance of the Existing Events of Default, the lender notified the Company that, as of July 8, 2009, the interest rate on the revolving line of credit increased to the then current default interest rate of 7.25%, which represents the current interest rate floor, and the interest rate under the term loan agreement increased to the default interest rate of 30 day LIBOR plus 455 basis points. The Company also did not make a required $5.0 million principal payment on the term note due on October 1, 2009 under the covenant waiver for the third quarter of 2008.

MIDWEST BANC HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     As a result, and as a result of the other Existing Events of Default, the lender possesses certain rights and remedies, including the ability to demand immediate payment of amounts due totaling $63.6 million plus accrued interest or foreclose on the collateral supporting the credit agreements, being 100% of the stock of the Company’s wholly-owned subsidiary, the Bank.
     On October 22, 2009, the Company entered into a forbearance agreement with its lender that provides for a forbearance period through March 31, 2010. See Note 2 — Forbearance Agreement.
NOTE 16 — SUBSEQUENT EVENTS
     The Company has performed an evaluation of events that have occurred subsequent to September 30, 2009 and through November 9, 2009 (the date of the filing of this Form 10-Q). There have been no subsequent events that occurred during such period that would require disclosure in this Form 10-Q, other than those that are described in Note 2 — Forbearance Agreement, Note 3 — Regulatory Actions, and Note 15 — Credit Agreements, or would be required to be recognized in the Consolidated Financial Statements as of or for the three- and nine- month periods ending September 30, 2009.

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
Critical Accounting Policies and Estimates
     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. By their nature, changes in these assumptions and estimates could significantly affect the Company’s financial position or results of operations. Actual results could differ from those estimates. Those critical accounting policies that are of particular significance to the Company are discussed in the Company’s Registration Statement on Form S-4 (File No. 333-160985) filed with the SEC on October 26, 2009 under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Estimates.”
Recent Developments
     On October 22, 2009, the Company entered into a forbearance agreement (“Forbearance Agreement”) with its lender that provides for a forbearance period through March 31, 2010, during which time the Company will continue to pursue completion of its previously disclosed capital plan. Management believes that the Forbearance Agreement provides the Company sufficient time to complete all major elements of the capital plan; however there can be no assurance that any or all major elements of the capital plan will be completed in a timely manner or at all. During the forbearance period, the Company is not obligated to make interest and principal payments in excess of funds held in a deposit security account (which will be funded with $325,000), and while retaining all rights and remedies under the credit agreements, the lender has agreed not to demand payment of amounts due or begin foreclosure proceedings in respect of the collateral, which consists primarily of all the stock of the Company’s principal subsidiary, Midwest Bank and Trust Company, and has agreed to forbear from exercising the rights and remedies available to it in respect of existing defaults and future compliance with certain covenants through March 31, 2010. As part of the Forbearance Agreement, the Company entered into a tax refund security agreement under which it agreed to deliver to the lender the expected proceeds to be received in connection with an outstanding Federal income tax refund in the approximate amount of $2.1 million. These proceeds, when received, will be placed in the deposit security account, and will be available for interest and principal payments. The Forbearance Agreement may terminate prior to March 31, 2010 if the Company defaults under any of its representations, warranties or obligations contained in either the Forbearance Agreement or credit agreements, or the Bank becomes subject to receivership by the FDIC or the Company becomes subject to other bankruptcy or insolvency type proceeding.
     Upon the expiration of the forbearance period, the principal and interest payments that were due under the revolving line of credit and the term note, as modified by the covenant waivers, at the time the Forbearance Agreement was entered into will once again become due and payable, along with such other amounts as may have become due during the forbearance period. Absent successful completion of all or a significant portion of the Capital Plan, the Company expects that it would not be able to meet any demands for payment of amounts then due at the expiration of the forbearance period. If the Company is unable to renegotiate, renew, replace or expand its sources of financing on acceptable terms, it may have a material adverse effect on the Company’s business and results of operations.
     The Bank’s primary regulators, the Federal Reserve Bank of Chicago and the Illinois Department of Financial and Professional Regulation, Division of Banking, have recently completed a safety and soundness examination of the Bank. As a result of that examination, the Company expects that the Federal Reserve Bank and the Division of Banking will request that the Bank enter into a formal supervisory action requiring it to take certain steps intended to improve its overall condition. Such a supervisory action could require the Bank, among other things, to: implement the capital restoration plan described below to strengthen the Bank’s capital position; develop a plan to improve the quality of the Bank’s loan portfolio by charging off loans and reducing its position in assets classified as “substandard;” develop and implement a plan to enhance the Bank’s liquidity position; and enhance the Bank’s loan underwriting and workout remediation teams. The final supervisory action may contain other conditions and targeted time frames as specified by the regulators.
     The Company believes that the successful completion of all or a significant portion of the Capital Plan will enable the Bank to meet the requirements of any formal supervisory action with the regulators and will ensure that the Bank is able to comply with applicable bank regulations. However, the successful completion of all or any portion of the capital plan is not assured and if the Company or the Bank is unable to comply with the terms of the anticipated supervisory action or any other applicable regulations, the Company and the Bank could become subject to additional, heightened supervisory actions and orders. If our regulators were to take such additional actions, the Company and the Bank could become subject to various requirements limiting the ability to develop new business lines, mandating additional capital, and/or requiring the sale of certain assets and liabilities. Failure of the Company to meet these conditions could lead to further enforcement action on behalf of the regulators. The terms of any such additional regulatory actions, orders or agreements could have a materially adverse effect on the business of the Bank and the Company.
     Brogan Ptacin and Kelly J. O’Keeffe, each an Executive Vice President of the Bank, resigned from the Bank effective August 14, 2009. Messrs. Ptacin and O’Keeffe’s responsibilities were assigned to other members of management.
     On July 28, 2009, the Board of Directors of the Bank and the Company accepted the resignation of three directors, reducing the Boards from eleven to eight members. On September 21, 2009, the Company announced the death of Director Thomas A. Rosenquist. The boards of the Company and the Bank now have seven members.
     On July 28, 2009, the Company announced that it had developed a detailed capital plan and timeline for execution (the “Capital Plan”). The Capital Plan was adopted in order to, among other things, improve the Company’s common equity capital and raise additional capital to enable it to better withstand and respond to adverse market conditions. Management has completed, or is in the process of completing, a number of steps as part of the Capital Plan, including:
•	Cost reduction initiatives which will eliminate $14.6 million in expenses on an annualized basis when compared to either our 2008 expenses excluding the goodwill impairment and loss on extinguishment of debt or our 2nd quarter 2009 expenses similarly excluding the FDIC special assessment and severance expenses. This will be accomplished through a reduction in force of over 100 employees, which was completed by September 30, 2009, salary reductions for employees led by the Company’s top executives’ salaries of 7% to 10%, suspension of certain benefits, elimination of discretionary projects and initiatives and an increased focus on expense control;
•	Retained independent consultants to refine credit loss projections through 2010;
•	Broadened investment banking support to assist with the capital plan;
•	Undertaking an offer to holders of the Company’s outstanding Depositary Shares, each representing 1/100th fractional interest in a share of the Company’s Series A noncumulative redeemable convertible perpetual preferred stock, to exchange their Depositary Shares for shares of the Company’s common stock (the “Exchange Offer”). On October 26, 2009, the Company amended its registration statement previously filed with the SEC in connection with the proposed Exchange Offer;
•	Possible capital raising activities;

•	Continued negotiations with the company’s primary lender to restructure $55.0 million senior debt and $15.0 million subordinated debt;
•	Analyzed the ability to exchange $59.0 million of trust preferred securities into equity. We have been advised an exchange for equity cannot be facilitated for the collateral in a trust preferred pooled securitization as a consequence of the tax status of the trust prohibiting the ownership of an equity security; and
•	Filed an initial application seeking an investment by the U.S. Treasury of up to approximately $137.9 million (based on June 30, 2009 risk weighted assets) pursuant to its Capital Assistance Program (“CAP”) that would be used to redeem the $84.8 million outstanding preferred stock issued to the U.S. Treasury under its Capital Purchase Program (“CPP”) in 2008. The Company would seek to convert the CAP preferred stock to common stock following issuance of the CAP preferred stock to the U.S. Treasury (subject to regulatory approval). A condition precedent to the redemption of the $84.8 million outstanding preferred stock issued under the CPP is the payment of the deferred dividends, which were $2.7 million thorugh September 30, 2009.
•	The Company is in negotiations with the U.S. Treasury related to conversion of the $84.8 million outstanding preferred stock issued to the U.S. Treasury under its Capital Purchase Program in 2008, to common stock. Subsequent to filing its intitial application, the Company amended its application to reduce the amount of the requested investment to $84.8 million.
     The Company believes the successful completion of its Capital Plan would substantially improve its capital position; however, no assurances can be made that the Company will be able to successfully complete all, or any portion of its Capital Plan, or that the Capital Plan will not be materially modified in the future. The Company’s decision to implement its Capital Plan reflects the adverse effect that the severe downturn in the commercial and residential real estate markets has had on the Company’s financial condition and capital base, as well as its assessment of current regulatory expectations of adequate levels of common equity capital. If the Company is not able to successfully complete a substantial portion of its Capital Plan, the Company expects that its business, and the value of its securities, will be materially and adversely affected, and it will be more difficult for the Company to meet the capital requirements expected of it by its primary banking regulators.
     On May 6, 2009, the Company announced that Roberto R. Herencia was named president and Chief Executive Officer of the Company and the Bank, replacing J. J. Fritz, who became senior executive vice president of Midwest Banc Holdings. Mr. Herencia, who also was appointed to the board of directors of the Company, was formerly president and director of Banco Popular North America based in Chicago and executive vice president of Popular, Inc., the parent company. Under Mr. Herencia’s direction, the Company immediately tightened its loan underwriting and pricing criteria, began aggressive balance sheet repositioning activities, and developed a comprehensive capital plan, as discussed above. These activities are designed to right-size the Company, preserve capital and reduce the risk inherent in the balance sheet. As a result of these activities, the Company reported asset reductions for the second and third quarters of 2009 and reductions in risk-weighted assets as defined for regulatory capital purposes.
     The Company announced on May 6, 2009, that the Board of Directors made the decision to suspend the dividend on the $43.1 million of Series A noncumulative redeemable convertible perpetual preferred stock; defer the dividend on the $84.8 million of Series T preferred stock; and defer interest payments on $60.8 million of its junior subordinated debentures as permitted by the terms of such debentures. The Company has no current plans to resume dividend payments in respect of the Series A preferred stock or the Series T preferred stock or interest payments in respect of its junior subordinated debentures.

Selected Consolidated Financial Data
     The following table sets forth certain selected consolidated financial data at or for the periods indicated.

At or For the Three Months Ended	At or For the Nine Months Ended
September 30,	June 30,	September 30,
2009	2008	2009	2009	2008
(Dollars in thousands, except per share data)
Statement of Income Data:
Total interest income	$35,135	$45,888	$40,662	$118,063	$143,927
Total interest expense	19,193	23,735	19,607	59,964	76,793

Net interest income	15,942	22,153	21,055	58,099	67,134
Provision for credit losses	37,450	42,200	20,750	71,453	52,367
Noninterest income(loss)	3,657	(60,512)	7,295	14,295	(54,328)
Noninterest expenses	22,450	103,046	24,420	68,378	151,671

Loss before income taxes	(40,301)	(183,605)	(16,820)	(67,437)	(191,232)
Provision (benefit) for income taxes	966	(23,891)	59,647	55,617	(28,530)

Net loss	(41,267)	(159,714)	(76,467)	(123,054)	(162,702)
Preferred stock dividends and premium accretion	1,289	835	1,290	4,702	2,506
Income allocated to participating securities (9)	—	—	—	—	—

Net loss available to common stockholders	$(42,556)	$(160,549)	$(77,757)	$(127,756)	$(165,208)

Per Common Share Data:
Earnings per share (basic)	$(1.52)	$(5.76)	$(2.78)	$(4.57)	$(5.93)
Earnings per share (diluted)	(1.52)	(5.76)	(2.78)	(4.57)	(5.93)
Cash dividends declared on common stock	—	—	—	—	0.26
Book value at end of period	2.02	5.89	3.45	2.02	5.89
Tangible book value at end of period (non-GAAP measure) (9)	(1.25)	2.51	0.15	(1.25)	2.51
Selected Financial Ratios:
Return on average assets (1)	(4.49)%	(17.25)%	(8.38)%	(4.50)%	(5.90)%
Return on average equity (2)	(78.30)	(181.60)	(103.60)	(61.15)	(58.64)
Dividend payout ratio	—	—	—	—	N/M
Average equity to average assets	5.73	9.50	8.09	7.36	10.06
Tier 1 common capital to risk-weighted assets	(1.24)	2.64	0.33	(1.24)	2.64
Tier 1 risk-based capital	6.05	6.26	7.20	6.05	6.26
Total risk-based capital	7.95	8.04	9.03	7.95	8.04
Net interest margin (tax equivalent) (3)(4)	1.83	2.77	2.52	2.30	2.83
Loan to deposit ratio	96.04	99.25	100.82	96.04	99.25
Net overhead expense to average assets (5)	2.08	10.73	2.34	2.12	4.52
Efficiency ratio (6)	97.74	386.61	97.21	91.63	154.70
Loan Quality Ratios:
Allowance for loan losses to total loans	3.40	1.58	2.50	3.40	1.58
Provision for loan losses to total loans	5.93	6.69	3.13	3.80	2.77
Net loans charged off to average total loans	2.71	3.98	1.41	1.61	2.11
Nonaccrual loans to total loans	7.90	2.42	3.71	7.90	2.42
Nonperforming assets to total assets (7)	6.06	1.91	3.52	6.06	1.91
Allowance for loan losses to nonaccrual loans	0.43	x	0.65	x	0.67	x	0.43	x	0.65	x
Balance Sheet Data:
Total assets	$3,544,130	$3,583,377	$3,569,199	$3,544,130	$3,583,377
Total earning assets	3,392,458	3,176,629	3,344,103	3,392,458	3,176,629
Average assets	3,650,053	3,682,449	3,660,670	3,653,203	3,685,013
Loans	2,454,101	2,494,225	2,559,257	2,454,101	2,494,225
Allowance for loan losses	83,506	39,428	63,893	83,506	39,428
Deposits	2,555,189	2,513,004	2,538,490	2,555,189	2,513,004
Borrowings	777,078	829,024	777,074	777,078	829,024
Stockholders’ equity	180,239	207,237	219,671	180,239	207,237
Tangible stockholders’ equity (non-GAAP measure) (8)	88,413	113,101	127,272	88,413	113,101

(1)	Net income divided by average assets.

(2)	Net income divided by average equity.

(3)	Net interest income, on a fully tax-equivalent basis, divided by average earning assets.

(4)	The following table reconciles reported net interest income on a fully tax-equivalent basis for the periods presented:

	Three Months Ended			Nine Months Ended
	September 30,		June 30,	September 30,
	2009	2008	2009	2009	2008
Net interest income	$15,942	$22,153	$21,055	$58,099	$67,134
Tax-equivalent adjustment to net interest income	—	457	—	—	2,258

Net interest income, fully tax-equivalent basis	$15,942	$22,610	$21,055	$58,099	$69,392

No tax-equivalent adjustment is included for the 2009 periods as a result of the Company’s current tax position.

(5)	Noninterest expense less noninterest income, excluding security gains or losses, divided by average assets.

(6)	Noninterest expense excluding amortization and foreclosed properties expense divided by noninterest income, excluding security gains or losses, plus net interest income on a fully tax-equivalent basis.

(7)	Includes total nonaccrual, troubled-debt restructured loans, and foreclosed properties.

(8)	Stockholders’ equity less goodwill, core deposits and other intangible assets. Management believes that tangible stockholders’ equity (non-GAAP measure) is a more useful measure since it excludes the balances of intangible assets reflecting the Company’s underlying worth. The following table reconciles reported stockholders’ equity to tangible stockholders’ equity for the periods presented:

	At September 30,		At June 30,
	2009	2008	2009
Stockholders’ equity	$180,239	$207,237	$219,671
Core deposit intangible and other intangibles, net	12,964	15,274	13,537
Goodwill	78,862	78,862	78,862

Tangible stockholders’ equity	$88,413	$113,101	$127,272

(9)	Prior periods with earnings were re-stated as required by the authoritative guidance for determining whether instruments granted in share-based payment transactions are participating securities (ASC 260-10-55), which was effective on January 1, 2009, to allocate earnings available to common stockholders to restricted shares of common stock that are considered participating securities.

(10)	The provision for credit losses includes the provision for loan losses and the provision for unfunded commitments losses as follows:

	Three Months Ended			Nine Months Ended
	September 30,		June 30,	September 30,
	2009	2008	2009	2009	2008
Provision for loan losses	$36,700	$41,950	$20,000	$69,700	$51,765
Provision for unfunded commitments losses	750	250	750	1,753	602

Provision for credit losses	$37,450	$42,200	$20,750	$71,453	$52,367

Results of Operations — Three and Nine Months Ended
September 30, 2009 and 2008 and Three Months Ended June 30, 2009
     Set forth below are highlights of the third quarter of 2009 results compared to the third quarter of 2008 and the second quarter of 2009.
     Basic and diluted loss per share for the three months ended September 30, 2009 was $1.52 compared to $5.76 for the comparable period in 2008 and $2.78 for the second quarter of 2009. Net loss for the third quarter of 2009 was $41.3 million compared to $76.5 million loss in the second quarter of 2009 and loss of $159.7 million for the third quarter of 2008. The results of the second quarter of 2009 included a $57.9 million tax charge due to a valuation allowance on deferred tax assets and an $8.1 million tax charge related to the liquidation of bank owned life insurance which was partly offset by the $4.3 million in net gains on the securities portfolio repositioning.
     The annualized return on average assets for the three months ended September 30, 2009 was (4.49)% compared to (17.25)% for the similar period in 2008 and (8.38)% for the second quarter of 2009. The annualized return on average equity for the three months ended September 30, 2009 was (78.30)% compared to (181.60)% for the similar period in 2008 and (103.60)% for the second quarter of 2009.
     Net interest income decreased 28.0% to $15.9 million in the third quarter of 2009 compared to $22.2 million in the third quarter of 2008 and was 24.3% lower than the second quarter of 2009. Similarly, the net interest margin decreased to 1.83% in the third quarter of 2009 compared to 2.52% in the second quarter of 2009 and 2.77% in the third quarter of 2008, as a result of repositioning the securities portfolio into shorter term lower yielding securities in the second quarter of 2009, the net reversals of interest income related to the increase in nonaccrual loans, the decrease in loan balances, and the increase in low-yielding interest-bearing deposits due from banks.

     The provision for credit losses was $37.5 million in the third quarter of 2009 compared to $42.2 million for the comparable period in 2008 and $20.8 million in the second quarter of 2009. The increase in provision for credit losses in the third quarter of 2009 was due to the large increase in nonaccrual loans. See “Financial Condition — Allowance for Loan Losses.”
     Noninterest income was $3.7 million in the third quarter of 2009 compared to ($60.5) million in the third quarter of 2008 and $7.3 million in the second quarter of 2009. The third quarter of 2008 included $16.7 million in securities losses and a $47.8 million securities impairment loss. The second quarter of 2009 included $4.3 million of net gains on the securities portfolio repositioning.
     Noninterest expenses decreased $80.6 million to $22.5 million in the third quarter of 2009 compared to $103.0 million in the third quarter of 2008 and were $2.0 million lower than the $24.4 million in the second quarter of 2009. The third quarter of 2008 included an $80.0 million goodwill impairment charge. The Company also completed its annual goodwill impairment study as of September 30, 2009 and determined that goodwill was not impaired. The decline in noninterest expense of $2.0 million in the third quarter of 2009 reflects the impact of the cost reduction efforts, which began late in the second quarter of 2009. Excluding one time impacts, salaries and benefits were $1.8 million lower compared to the second quarter reflecting a reduction in force of 77 full-time equivalent (“FTE”) employees (116 FTE employees, or a 21.6% reduction year to date), salary reductions for remaining employees, and suspension of the Company’s 401(k) contribution. The decrease in noninterest expenses compared to the previous quarter was also due to the FDIC insurance special assessment of $1.7 million in the second quarter of 2009.
     Set forth below are highlights of the nine months ended September 30, 2009 results compared to the results for the nine months ended September 30, 2008.
     Net loss for the nine months ended September 30, 2009 was $123.1 million, or $4.57 per basic and diluted share, compared to $162.7 million, or $5.93 per basic and diluted share, for the same period in 2008. The annualized return on average assets for the nine months ended September 30, 2009 was (4.50)% compared to (5.90)% for the similar period in 2008. The results for the nine months ended September 30, 2009 included a $57.9 million tax charge due to a valuation allowance on its deferred tax assets and an $8.1 million tax charge related to the liquidation of bank owned life insurance which was partly offset by the $4.6 million in net gains on the securities portfolio mainly due to the repositioning. The results of the nine months ended September 30, 2008 included impairment charges on securities and goodwill of $65.4 million and $80.0 million, respectively, net losses on securities transactions and extinguishement of debt of $16.6 million and $7.1 million, respectively, and a gain on the sale of property of $15.2 million. The annualized return on average equity for the nine months ended September 30, 2009 was (61.15)% compared to (58.64)% for the similar period in 2008.
     Net interest income decreased 13.5% to $58.1 million in the first nine months of 2009 compared to $67.1 million in the first nine months of 2008 largely due to the repositioning the securities portfolio into shorter term lower yielding securities in the second quarter of 2009 and the net interest reversals related to the increase in nonaccrual loans. The net interest margin was 2.30% for the nine months ended September 30, 2009 compared to 2.83% for the similar period of 2008.
     The provision for credit losses was $71.5 million in the first nine months of 2009 compared to $52.4 million for the comparable period in 2008 due to a large increase in nonaccrual loans. Noninterest income increased to $14.3 million in the first nine months of 2009 compared to ($54.3) million in the same period of 2008. The increase in cash surrender value of life insurance decreased $1.3 million compared to the nine months ended September 30, 2008. Noninterest expenses decreased to $68.4 million for the nine months ended September 30, 2009 compared to $151.7 million for the similar period of 2008. FDIC insurance expense increased $3.9 million in the nine months ended September 30, 2009 to $6.0 million compared to the same period in 2008 due to the FDIC insurance special assessment of $1.7 million and increased regular quarterly FDIC premiums. The increase in foreclosed properties expense of $3.6 million and $1.5 million increase in professional services expenses were partly offset by the decrease in salaries and benefits expense of $4.7 million.
Net Interest Income
     The following table sets forth the average balances, net interest income on a tax equivalent basis and average yields and rates for the Company’s interest-earning assets and interest-bearing liabilities for the indicated periods.

	For the Three Months Ended
	September 30, 2009			September 30, 2008			June 30, 2009
	Average		Average	Average		Average	Average		Average
	Balance	Interest	Rate	Balance	Interest	Rate	Balance	Interest	Rate
	(Dollars in thousands)

Interest-Earning Assets:
Federal funds sold and interest-bearing deposits due from banks	$303,890	164	0.22%	$6,005	27	1.80%	$59,551	75	0.50%
Securities:
Taxable(1)	637,198	1,488	0.93	654,531	7,823	4.78	626,489	4,663	2.98
Exempt from federal income taxes(1)	2,390	29	4.85	60,688	883	5.82	43,005	406	3.78

Total securities	639,588	1,517	0.95	715,219	8,706	4.87	669,494	5,069	3.03
FRB and FHLB stock	27,999	160	2.29	29,694	184	2.48	30,301	170	2.24
Loans:
Commercial loans(1)(2)(3)	527,661	7,015	5.32	544,013	8,145	5.99	549,168	6,770	4.93
Commercial real estate loans(1)(2)(3)(4)	1,620,388	22,416	5.53	1,639,444	24,919	6.08	1,675,704	24,608	5.87
Agricultural loans(2)(3)	8,350	133	6.37	6,531	103	6.31	9,991	164	6.57
Consumer real estate loans(2)(3)(4)	343,128	3,640	4.24	314,377	4,119	5.24	343,898	3,708	4.31
Consumer installment loans(2)(3)	5,607	90	6.42	8,288	142	6.85	5,996	98	6.54

Total loans	2,505,134	33,294	5.32	2,512,653	37,428	5.96	2,584,757	35,348	5.47

Total interest-earning assets	$3,476,611	$35,135	4.04%	$3,263,571	$46,345	5.68%	$3,344,103	$40,662	4.86%

Noninterest-Earning Assets:
Cash	$34,903			$57,463			$44,037
Premises and equipment, net	40,705			38,412			39,331
Allowance for loan losses	(67,605)			(23,059)			(58,211)
Other assets	165,439			346,062			291,410

Total noninterest-earning assets	173,442			418,878			316,567

Total assets	$3,650,053			$3,682,449			$3,660,670

Interest-Bearing Liabilities:
Deposits:
Interest-bearing demand deposits	$179,094	$205	0.46%	$194,416	$422	0.87%	$178,231	$222	0.50%
Money-market demand and savings accounts	344,203	687	0.80	393,745	1,184	1.20	358,791	721	0.80
Time deposits	1,765,654	10,493	2.38	1,487,827	13,695	3.68	1,658,904	11,267	2.72

Total interest-bearing deposits	2,288,951	11,385	1.99	2,075,988	15,301	2.95	2,195,926	12,210	2.22

Borrowings:
Federal funds purchased, FRB discount window advances, and repurchase agreements	297,693	3,264	4.39	403,025	3,901	3.87	319,397	3,249	4.07
FHLB advances	340,000	3,065	3.61	348,315	2,779	3.19	342,637	3,035	3.54
Junior subordinated debentures	60,827	497	3.27	60,766	864	5.69	60,816	615	4.04
Subordinated debt	15,000	145	3.87	15,000	229	6.11	15,000	144	3.84
Revolving note payable	8,600	158	7.35	9,404	96	4.08	8,600	88	4.09
Term note payable	55,000	679	4.94	55,000	565	4.11	55,000	266	1.93

Total borrowings	777,120	7,808	4.02	891,510	8,434	3.78	801,450	7,397	3.69

Total interest-bearing liabilities	$3,066,071	$19,193	2.50%	$2,967,498	$23,735	3.20%	$2,997,376	$19,607	2.62%

Noninterest-Bearing Liabilities:
Noninterest-bearing demand deposits	$341,197			$335,025			$333,600
Other liabilities	33,688			30,048			33,639

Total noninterest-bearing liabilities	374,885			365,073			367,239
Stockholders’ equity	209,097			349,878			296,055

Total liabilities and stockholders’ equity	$3,650,053			$3,682,449			$3,660,670

	For the Three Months Ended
	September 30, 2009			September 30, 2008			June 30, 2009
	Average		Average	Average		Average	Average		Average
	Balance	Interest	Rate	Balance	Interest	Rate	Balance	Interest	Rate
	(Dollars in thousands)
Net interest income (tax equivalent)(1)(5)		$15,942	1.54%		$22,610	2.48%		$21,055	2.24%

Net interest margin (tax equivalent)(1)			1.83%			2.77%			2.52%

Net interest income(5)(6)		$15,942			$22,153			$21,055

Net interest margin(5)			1.83%			2.72%			2.52%

Average interest-earning assets to interest-bearing liabilities	113.39%			109.98%			111.57%

(1)	Adjusted for 35% tax rate and adjusted for the dividends-received deduction, except for the quarters ended September 30, and June 30, 2009 as a result of the Company’s current tax position.

(2)	Nonaccrual loans are included in the average balance; however, these loans are not earning any interest.

(3)	Includes loan fees of $528, $900, and $574 for the three months ended September 30, 2009, September 30, 2008, and June 30, 2009, respectively.

(4)	Includes construction loans.

(5)	The following table reconciles reported net interest income on a tax equivalent basis for the periods presented:

	For the three months ended,
	September 30,	September 30,	June 30,
	2009	2008	2009
Net interest income	$15,942	$22,153	$21,055
Tax equivalent adjustment to net interest income	—	457	—

Net interest income, tax equivalent basis	$15,942	$22,610	$21,055

(6)	Not adjusted for 35% tax rate or for the dividends-received deduction.

	For the Nine Months Ended
	September 30, 2009			September 30, 2008
	Average		Average	Average		Average
	Balance	Interest	Rate	Balance	Interest	Rate
	(Dollars in thousands)

Interest-Earning Assets:
Federal funds sold and interest-bearing deposits due from banks	$123,838	$276	0.30%	$16,840	$273	2.16%
Securities:
Taxable(1)	631,184	13,091	2.77	686,517	26,901	5.22
Exempt from federal income taxes(1)	34,443	985	3.81	61,388	2,715	5.90

Total securities	665,627	14,076	2.82	747,905	29,616	5.28
FRB and FHLB stock	29,986	520	2.31	29,397	551	2.50
Loans:
Commercial loans(1)(2)(3)	535,755	20,336	5.06	510,213	24,282	6.35
Commercial real estate loans(1)(2)(3)(4)	1,653,125	71,230	5.75	1,638,120	77,716	6.33
Agricultural loans(2)(3)	8,622	416	6.43	6,029	290	6.41
Consumer real estate loans(2)(3)(4)	340,959	10,914	4.27	313,247	12,950	5.51
Consumer installment loans(2)(3)	5,951	295	6.61	9,843	507	6.87

Total loans	2,544,412	103,191	5.41	2,477,452	115,745	6.23

Total interest-earning assets	$3,363,863	$118,063	4.68%	$3,271,594	$146,185	5.96%

Noninterest-Earning Assets:
Cash	$49,191			$55,272
Premises and equipment, net	39,410			39,290
Allowance for loan losses	(57,517)			(23,584)
Other assets	258,256			342,441

Total noninterest-earning assets	289,340			413,419

Total assets	$3,653,203			$3,685,013

Interest-Bearing Liabilities:
Deposits:
Interest-bearing demand deposits	$176,893	$683	0.51%	$208,949	$1,660	1.06%
Money-market demand and savings accounts	351,563	2,161	0.82	401,377	4,209	1.40
Time deposits	1,681,472	34,436	2.73	1,468,836	44,632	4.05

Total interest-bearing deposits	2,209,928	37,280	2.25	2,079,162	50,501	3.24

Borrowings:
Federal funds purchased, FRB discount window advances and repurchase agreements	316,893	9,747	4.10	418,992	12,048	3.83
FHLB advances	348,462	9,129	3.49	319,943	8,698	3.62
Junior subordinated debentures	60,814	1,851	4.06	60,749	2,785	6.11
Subordinated debt	15,000	441	3.92	10,073	464	6.14
Revolving note payable	8,600	289	4.48	8,227	270	4.38
Term note payable	55,000	1,227	2.97	59,927	2,027	4.51

Total borrowings	804,769	22,684	3.76	877,911	26,292	3.99

Total interest-bearing liabilities	$3,014,697	$59,964	2.65%	$2,957,073	$76,793	3.46%

Noninterest-Bearing Liabilities:
Noninterest-bearing demand deposits	$335,288			$324,586
Other liabilities	34,172			32,711

	For the Nine Months Ended
	September 30, 2009			September 30, 2008
	Average		Average	Average		Average
	Balance	Interest	Rate	Balance	Interest	Rate
	(Dollars in thousands)
Total noninterest-bearing liabilities	369,460			357,297
Stockholders’ equity	269,046			370,643

Total liabilities and stockholders’ equity	$3,653,203			$3,685,013

Net interest income (tax equivalent)(1)(5)		$58,099	2.03%		$69,392	2.50%

Net interest margin (tax equivalent)(1)			2.30%			2.83%

Net interest income(5)(6)		$58,099			$67,134

Net interest margin(6)			2.30%			2.74%

Average interest-earning assets to interest-bearing liabilities	111.58%			110.64%

(1)	Adjusted for 35% tax rate and adjusted for the dividends-received deduction, except for the nine months ended September 30, 2009 as a result of the Company’s current tax position

(2)	Nonaccrual loans are included in the average balance; however, these loans are not earning any interest.

(3)	Includes loan fees of $1,580 and $2,288 for the nine months ended September 30, 2009 and 2008, respectively.

(4)	Includes construction loans.

(5)	The following table reconciles reported net interest income on a tax equivalent basis for the periods presented:

	For the nine months ended,
	September 30,
	2009	2008
Net interest income	$58,099	$67,134
Tax equivalent adjustment to net interest income	—	2,258

Net interest income, tax equivalent basis	$58,099	$69,392

(6)	Not adjusted for 35% tax rate or for the dividends-received deduction.
     Net interest income is the difference between interest income and fees on earning assets and interest expense on deposits and borrowings. Net interest margin represents net interest income as a percentage of average earning assets during the period.
     Net interest income decreased by $6.2 million, or 28.0%, to $15.9 million in the third quarter of 2009 compared to the same period in 2008 and decreased by $5.1 million compared to the previous quarter. Net interest income declined by $9.0 million, or 13.5%, to $58.1 million in the first nine months of 2009 compared to the same period of 2008. As a result of the securities portfolio repositioning in the second quarter, reversals of interest income related to the increase in nonaccrual loans, and the decrease in loan balances, the net interest margin, on a tax equivalent basis, decreased to 1.83% for the third quarter of 2009 compared to 2.52% for the second quarter of 2009 and 2.77% for the third quarter of 2008. The net interest margin declined to 2.30% for the nine months ended September 30, 2009 compared to 2.83% for the same period in 2008, as a result of the securities portfolio repositioning in the second quarter of 2009, reversals of interest income related to the increase in nonaccrual loans, and the lower yields earned on loans. Due to the Company’s current tax position, the net interest margin for the 2009 periods does not reflect a fully taxable-equivalent adjustment.
Trends in Interest-earning Assets
     Yields on average interest-earning assets decreased by 164 basis points in the third quarter of 2009 compared to the third quarter of 2008, while average balances on interest-earning assets increased by $213.0 million, mainly as the result of the increase in interest-bearing deposits due from banks. Yields on average interest-earning assets decreased by 82 basis points compared to the second quarter of 2009. Yields on average earning assets decreased 128 basis points in the first nine months of 2009 compared to the similar period in 2008, while average balances increased $92.3 million. The decrease in yields was primarily due to the decrease in the overall market rates impacting variable rate loans, interest foregone on nonaccruing loans, and the decline in interest income on securities due to the securities portfolio repositioning into shorter term, lower yielding securities.
     Average yields on loans for the third quarter of 2009 decreased by 15 basis points to 5.32% compared to the second quarter of 2009 and were 64 basis points lower compared to the same period in 2008. For the first nine months of 2009, average yields on loans decreased by 82 basis points to 5.41% compared to the same period of 2008. This decline in yields was primarily due to the re-pricing of the variable rate loans resulting from decreases in the prime rate which was partially mitigated by interest rate floors. Average loans decreased by $7.5 million in the quarter ended September 30, 2009 compared to the same period in 2008 and decreased by $79.6 million compared to the second quarter of 2009. Average loans increased by $67.0 million in the first nine months of 2009 compared to the same period in 2008.
     Yields on average securities decreased in the third quarter of 2009 compared to the prior quarter and the same period in 2008 by 208 basis points and 392 basis points, respectively, due largely to the repositioning of the securities portfolio into shorter term lower, yielding securities. Average securities decreased by $75.6 million in the third quarter of 2009 compared to the similar period in 2008 and decreased by $29.9 million compared to the second quarter of 2009, mainly due to sales. Yields on average securities decreased by 246 basis points in the first nine months of 2009 compared to the similar period in 2008 and average balances decreased by $82.3 million.
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
Trends in Interest-bearing Liabilities
     The Company’s cost of funds decreased by 12 basis points on a linked-quarter basis as a result of decreased rates paid on interest-bearing deposits. Average interest-bearing liabilities increased by $68.7 million for the third quarter of 2009 compared to the prior quarter. Yields on average interest-bearing liabilities decreased by 70 basis points due to the lower costs of interest-bearing deposits, while average balances increased $98.6 million in the third quarter of 2009 compared to the similar period in 2008. When compared to the first nine months of 2008, the cost of funds decreased by 81 basis points to 2.65% for the first nine months of 2009 due to the lower costs of interest-bearing deposits, while average interest-bearing liabilities increased $57.6 million.
     Average interest-bearing deposits increased by $213.0 million, while average rates decreased 96 basis points in the third quarter of 2009 compared to the similar period of 2008. Average rates paid on interest-bearing deposits decreased by 23 basis points to 1.99% for the third quarter of 2009 compared to the second quarter of 2009, but average balances increased by $93.0 million. Yields on average interest-bearing deposits decreased by 99 basis points in the first nine months of 2009 compared to the similar period in 2008, and average balances increased by $130.8 million. Most of the decrease in average rates was in certificates of deposit that matured and re-priced at lower rates.
     Average interest-bearing demand deposit, money market, and savings accounts decreased by $13.7 million for the third quarter of 2009 compared to the second quarter of 2009 and decreased by $64.9 million compared to the third quarter of 2008. On a year-to-date basis, average interest-bearing demand deposit, money market, and savings accounts decreased by $81.9 million compared to 2008.
     The costs of average borrowings increased by 24 basis points in the third quarter of 2009 compared to the same period in 2008, while average balances decreased by $114.4 million. Less reliance on borrowings was largely due to increased funds from deposits. Average borrowings decreased by $24.3 million in the third quarter of 2009 over the second quarter of 2009, while average rates paid increased by 33 basis points to 4.02%

due to the increase to the default rates on the revolving and term notes payable. For the nine months ended September 30, 2009, average borrowings decreased by $73.1 million and average rates paid decreased by 23 basis points, largely due to decreases in short-term LIBOR rates.
Noninterest Income
     Set forth below is a summary of the third quarter 2009 noninterest income activity compared to the third quarter of 2008 and second quarter of 2009.
     The annualized noninterest income to average assets ratio was 0.40% for the three months ended September 30, 2009 compared to (6.54)% for the same period in 2008 and 0.80% for the three months ended June 30, 2009, as a result of the changes in noninterest income discussed below. Noninterest income was $3.7 million for the three months ended September 30, 2009, an increase of $64.2 million over the comparable period in 2008. Noninterest income for third quarter of 2008 included losses on securities transactions of $16.7 million and an impairment charge on securities of $47.8 million. Noninterest income for the third quarter of 2009 was $3.6 million lower than the second quarter of 2009. This decrease was primarily attributable to the net gains less impairment charges on the securities portfolio repositioning of $3.5 million recognized in the second quarter of 2009.
     Service charges on deposits in the third quarter of 2009 were flat at $2.0 million when compared to the same period in 2008 and the second quarter of 2009. Insurance and brokerage commissions for the three months ended September 30, 2009 decreased by $180,000, or 40.2%, to $268,000 when compared to the third quarter of 2008, and decreased by $70,000 when compared to the second quarter of 2009. These decreases are mostly due to the difficult economy. Trust income decreased by $114,000 in the third quarter of 2009 compared to the third quarter of 2008 due to the decreased value of trust assets under management but increased by $41,000 compared to the second quarter of 2009. Income from the increase in the cash surrender value of life insurance decreased by $911,000 and $491,000 for the three months ended September 30, 2009 compared to the similar period in 2008 and the second quarter of 2009, respectively, reflecting the liquidation of the bank owned life insurance during the second quarter of 2009.
     Set forth below is a summary of the nine months ended September 30, 2009 noninterest income activity compared to the same period in 2008.
     The annualized noninterest income to average assets ratio was 0.52% for the nine months ended September 30, 2009 compared to (1.97)% for the same period in 2008, as a result of the changes in noninterest income discussed below. Noninterest income was $14.3 million for the nine months ended September 30, 2009, an increase of $68.6 million over the comparable period in 2008. In the first nine months of 2008, the Company recognized an impairment charge on securities of $65.4 million, net losses of $16.6 million on securities transactions, and a gain on the sale of property of $15.2 million.
     Service charges on deposits in the nine months ended September 30, 2009 were flat at $5.9 million when compared to the same period in 2008. Insurance and brokerage commissions for the nine months ended September 30, 2009 decreased by $765,000, or 45.2%, when compared to the same period in 2008, mostly due to the difficult economy causing a lower volume of transactions. Trust income decreased by $467,000 in the first nine months of 2009 compared to the same period in 2008, partially due to market value decreases and loss of accounts. Trust income is largely based on a percentage of assets under management. Income from the increase in the cash surrender value of life insurance decreased by 49.4% to $1.3 million during the nine months ended September 30, 2009 compared to the similar period in 2008, reflecting the liquidation of the bank owned life insurance in the second quarter of 2009.

Noninterest Expenses
     Set forth below is a summary of the third quarter 2009 noninterest expenses compared to the third quarter of 2008 and the second quarter of 2009.
     The annualized noninterest expenses to average assets ratio was 2.44% for the three months ended September 30, 2009 compared to 11.16% for the same period in 2008 and 2.76% for the three months ended June 30, 2009, as a result of the changes in noninterest expense discussed below. Total noninterest expenses decreased by $80.6 million, to $22.5 million during the third quarter of 2009 compared to $103.0 million for the similar period in 2008. Noninterest expenses for third quarter of 2008 included a goodwill impairment charge of $80.0 million. The decline in noninterest expense of $2.0 million in the third quarter of 2009 compared to the second quarter of 2009 reflects the impact of the cost reduction efforts, which began late in the second quarter of 2009. Excluding one time impacts, salaries and benefits were $1.8 million lower compared to the second quarter reflecting a reduction in force of 77 full-time equivalent (“FTE”) employees (116 FTE employees, or a 21.6% reduction year to date), salary reductions for remaining employees, and the suspension of the Company’s 401(k) contribution. The decrease in noninterest expenses compared to the previous quarter was also due to the FDIC insurance special assessment of $1.7 million in the second quarter of 2009.
     Salaries and benefits expense decreased by $3.6 million, or 28.5%, during the third quarter of 2009 compared to the third quarter of 2008 and by $2.9 million, or 24.5%, compared to the second quarter of 2009, due to the cost reduction initiatives described above as well as the decrease in incentive and stock based compensation expenses. Occupancy and equipment expense was relatively flat during the third quarter of 2009 at $3.2 million compared to the similar period in 2008, but decreased by $181,000, or 5.4%, compared to the second quarter of 2009, mainly due to decreased rent and maintenance expenses. Professional services expense rose by $822,000 to $2.8 million in the third quarter of 2009 compared to the third quarter of 2008. Professional services expense increased by $948,000 compared to the second quarter of 2009. This increase was due to the increased legal and consulting fees related to capital plan activities, the goodwill study, and loan portfolio credit-loss studies. Marketing expenses in the third quarter of 2009 were $374,000 lower than in the third quarter of 2008 and $138,000 lower than the second quarter of 2009, as certain programs were scaled back or put on hold in order to control costs. Foreclosed properties expense increased in the third quarter of 2009 by $3.1 million and $2.6 million compared to the third quarter of 2008 and second quarter of 2009, respectively, due to the increase in foreclosed properties and the write-down of certain properties to current fair value less costs to sell. The average balance of foreclosed properties was $20.8 million for the third quarter of 2009 compared to $18.7 million for the second quarter of 2009.
     Set forth below is a summary of noninterest expenses for the nine months ended September 30, 2009 compared to the same period in 2008.
     The annualized noninterest expenses to average assets ratio was 2.50% for the nine months ended September 30, 2009 compared to 5.52% for the same period in 2008. Total noninterest expenses decreased $83.3 million to $68.4 million during the nine months ended September 30, 2009 compared to $151.7 million for the similar period in 2008. The Company recognized a goodwill impairment charge of $80.0 million and a loss on the early extinguishment of debt of $7.1 million resulting from the prepayment of $130.0 million in advances from the FHLB in 2008.
     Salaries and benefits expense decreased by $4.7 million, or 12.8%, during the nine months ended September 30, 2009 compared to the same period in 2008, which was due in large part to decrease of $2.9 million in incentive expense and $1.4 million in stock-based compensation expense. This decrease was also due to the reduction in force of 130 FTE employees from September 30, 2008, salary reductions for remaining employees, and the suspension of the Company’s 401(k) contribution. Occupancy and equipment expense increased by $573,000, or 6.2%, during the nine months ended September 30, 2009 to $9.8 million compared to the similar period in 2009 mainly due to increased rent and maintenance expenses. Professional services expense rose by $1.5 million, or 27.7%, to $6.8 million in the first nine months of 2009 compared to the same period in 2008 due to higher legal, including legal expenses related to problem loan workouts, and consulting expenses related to capital plan activities, the goodwill study, and loan portfolio credit-loss studies. Marketing expenses for the nine months ended September 30, 2009 were $1.2 million, or 34.1% lower than in the same period in 2008, as certain programs were scaled back or put on hold in an effort to control costs. Foreclosed properties expense increased in the nine months ended September 30, 2009 by $3.6 million compared to the same period in 2008, due to the increase in foreclosed properties and the write-down of certain properties to updated fair values less costs to sell. Foreclosed properties were $21.0 million at September 30, 2009 compared to $12.0 million at year end 2008. FDIC insurance expense increased $3.9 million in the nine months ended September 30, 2009 to $6.0 million compared to the same period in 2008 due to the special assessment of $1.7 million and increased regular quarterly FDIC premiums.
Income Taxes
     The Company recorded income tax expense of $966,000 and an income tax benefit of $23.9 million for the quarters ended September 30, 2009 and 2008, respectively. For the nine months ended September 30, 2009, the Company recorded income tax expense of $55.6 million compared to an income tax benefit of $28.5 million for the same period of 2008. The change in the effective tax rate reflects $57.9 million related to the recognition of a valuation allowance on deferred tax assets and the $8.1 million tax charge related to the liquidation of bank owned life insurance in the second quarter of 2009. The Company’s marginal tax rate is approximately 40%; however, under current conditions the Company would expect to offset any tax benefits earned with similar increases in the valuation allowance.
     The difference between the provision for income taxes in the consolidated financial statements and amounts computed by applying the current federal statutory income tax rate of 35% to income before income taxes is reconciled as follows:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2009		2008		2009		2008
	(In thousands)
Income taxes computed at the statutory rate	$(14,105)	35.0%	$(64,262)	35.0%	$(23,603)	35.0%	$(66,931)	35.0%
Tax-exempt interest income on securities and loans	(47)	0.1	(213)	0.1	(449)	0.7	(617)	0.3
General business credits	(147)	0.4	(168)	0.1	(441)	0.7	(445)	0.2
State income taxes, net of federal tax benefit due to state operating loss	(2,388)	5.9	(2,137)	1.2	(2,607)	3.9	(2,898)	1.5
Life insurance cash surrender value increase, net of premiums	—	—	(319)	0.2	(466)	0.7	(922)	0.5
Liquidation of bank-owned life insurance	—	—	—	—	6,924	(10.3)	—	—
Dividends received deduction	—	—	(47)	—	—	—	(649)	0.3
Goodwill impairment	—	—	28,000	(15.3)	—	—	28,000	(14.6)
Valuation allowance	17,397	(43.2)	14,851	(8.1)	75,259	(111.7)	14,851	(7.8)
Nondeductible costs and other, net	256	(0.6)	404	(0.2)	1,000	(1.5)	1,081	(0.5)

(Benefit) provision for income taxes	$966	(2.4)%	$(23,891)	13.0%	$55,617	(82.5)%	$(28,530)	14.9%

     The Company increased the total valuation allowance by $16.9 million to $76.9 million against its existing net deferred tax assets during the third quarter of 2009. The valuation allowance includes $1.6 million recorded in accumulated other comprehensive loss fully offsetting deferred taxes which were established for securities available for sale and for the SERP program. The Company’s primary deferred tax assets relate to its allowance for loan losses, net operating losses (“NOL’s”) and impairment charges relating to FNMA and FHLMC preferred stock holdings. Under generally accepted accounting principles, a valuation allowance is required to be recognized if it is “more likely than not” that such deferred tax assets will not be realized. In making that determination, management is required to evaluate both positive and negative evidence including recent historical financial performance, forecasts of future income, tax planning strategies and assessments of the current and future economic and business conditions. The Company performs and updates this evaluation on a quarterly basis.

     In conducting its regular quarterly evaluation, the Company made a determination to maintain the valuation allowance as of September 30, 2009 based primarily upon the existence of a three year cumulative loss derived by combining the pre-tax income (loss) reported during the two most recent annual periods (calendar years ended 2007 and 2008) with management’s current projected results for the year ending 2009. This three year cumulative loss position is primarily attributable to significant provisions for loan losses incurred and currently forecasted during the three years ending 2009 and losses realized during 2008 on its FNMA and FHLMC preferred stock holdings. The Company’s current financial forecasts indicate that taxable income will be generated in the future. However, the existing deferred tax benefits may not be fully realized due to statutory limitations on their utilization based on the Company’s planned capital restructuring. The creation and subsequent addition to the valuation allowance, although it increased tax expense for the second and third quarters and similarly reduced tangible book values, did not have an effect on the Company’s cash flows. The remaining net deferred tax assets of $4.1 million are supported by available tax planning strategies. The Company expects valuation allowance adjustments equal to any tax expense or benefits earned; therefore, it expects an effective rate of 0% in the near term.
     During the second quarter of 2009, the Company liquidated its $85.8 million investment in bank owned life insurance in order to reduce the Company’s investment risk and its risk-weighted assets which favorably impacted the Bank’s regulatory capital ratios. The $16.3 million increase in cash surrender value of the policies since the time of purchase was treated as ordinary income for tax purposes. Additionally, a 10% IRS excise tax was incurred as a result of the liquidation. As a result, the Company recorded federal tax expense of $6.9 million and an additional state tax expense of $1.2 million in the second quarter of 2009 for this transaction.
Financial Condition
     The Company has improved the quality of the Bank’s balance sheet over the past two quarters through building of loan loss reserves, repositioning of the securities portfolio to provide a high level of liquidity and re-assessing the valuation of its deferred tax assets, while maintaining the Bank’s regulatory capital ratios as the Company executes a complex and comprehensive Capital Plan.
     Set forth below are balance sheet highlights at September 30, 2009 compared to December 31, 2008 and September 30, 2008.
•	Total assets decreased $26.1 million at September 30, 2009 compared to year end 2008 and were down $39.2 million compared to September 30, 2008.

•	Cash and cash equivalents increased $264.4 million at September 30, 2009 compared to year end 2008 and were up $214.0 million compared to September 30, 2008 improving the liquidity position.

•	Total loans decreased $55.7 million to $2.5 billion at September 30, 2009 compared to year end 2008 and by $40.1 million over the third quarter of 2008, partly due to stricter underwriting standards and charge-offs.

•	The $85.8 million investment in bank owned life insurance was liquidated during the second quarter of 2009 in order to reduce the Company’s investment risk and the Bank’s regulatory capital requirement.

•	At June 30, 2009, the Company established a valuation allowance of $60.0 million against its existing net deferred tax assets. The Company increased the valuation allowance by $16.9 million to $76.9 million against its existing net deferred tax assets during the third quarter of 2009.

•	Deposits increased by $142.4 million to $2.6 billion at September 30, 2009 compared to year end

2008 and increased by $42.2 million when compared to September 30, 2008, mainly as a result of successful certificate of deposit promotions.
     Set forth below are asset quality highlights at September 30, 2009 compared to December 31, 2008 and September 30, 2008.
•	The downturn in the commercial and residential real estate markets continued to have a material negative impact on the Company’s loan portfolio, resulting in a significant deterioration in credit quality and an increase in loan losses and its allowance for loan losses. The Company believes it is likely that the credit quality of its loan portfolio will further deteriorate through the end of 2009.

•	Nonaccrual loans were 7.90% of total loans at September 30, 2009, up from 2.43% of total loans at year end and 2.42% at September 30, 2008.

•	Foreclosed properties increased from $12.0 million at year end to $21.0 million at September 30, 2009, mainly due to the foreclosure action on three large loan relationships.

•	Loan delinquencies of 30-89 days were 3.24% of loans at September 30, 2009, up from 1.03% at December 31, 2008 and 0.99% at September 30, 2008, due to the continued deterioration of economic conditions.

•	Nonperforming assets were 6.06% of total assets at September 30, 2009, up from 2.36% at year end and 1.91% at September 30, 2008, as a result of the increase in nonaccrual loans and foreclosed properties.

•	The allowance for loan losses was 3.40% of total loans as of September 30, 2009, versus 1.77% at year end 2008 and 1.58% at September 30, 2008, due to a $69.7 million provision in the first nine months of 2009 with net charge-offs of $30.6 million during that period.

•	The allowance for loan losses to nonaccrual loans ratio was 43.07% at September 30, 2009, 72.72% at year end, and 65.20% for the corresponding period of 2008.
Loans
     Average total loans decreased $79.6 million during the third quarter of 2009. From June 30, 2009 to September 30, 2009, loans outstanding declined $105.2 million, primarily due to stricter underwriting standards. Average loans yielded 5.32% in the third quarter of 2009, compared to 5.47% in the second quarter of 2009, with 82% of all loans tied to prime having interest rate floors in place and 78% of those loans currently at their floors.

     The following table sets forth the composition of the Company’s loan portfolio on a source of repayment basis as of the indicated dates.

	September 30,		December 31,
	2009		2008
		% of Gross		% of Gross
	Amount	Loans	Amount	Loans
	(Dollars in thousands)
Commercial	$1,045,533	42.6%	$1,090,078	43.3%
Construction	324,074	13.2	366,178	14.6
Commercial real estate	744,464	30.3	729,729	29.1
Home equity	227,966	9.3	194,673	7.8
Other consumer	5,583	0.2	6,332	0.3
Residential mortgage	107,124	4.4	123,161	4.9

Total loans, gross	2,454,744	100.0%	2,510,151	100.0%

Net deferred fees	(643)		(392)

Total loans, net	$2,454,101		$2,509,759

     Total loans decreased $55.7 million at September 30, 2009 from December 31, 2008. Total loans decreased by $105.2 million from the second quarter of 2009. Set forth below are other highlights of the loan portfolio. The Company expects to see continued portfolio declines in the near term due to its emphasis on underwriting and pricing discipline begun in the second quarter of 2009.
•	Commercial loans decreased $44.5 million to $1.0 billion as of September 30, 2009 from December 31, 2008 and comprise 42.6% of the loan portfolio.

•	Construction loans decreased by $42.1 million to $324.1 million, or 13.2% of the loan portfolio, as of September 30, 2009 from $366.2 million and 14.6% at December 31, 2008.

•	Commercial real estate loans increased by $14.7 million to $744.5 million, or 30.3% of the loan portfolio, as of September 30, 2009 from $729.7 million and 29.1% at year end.

•	Home equity loans increased by $33.3 million to $228.0 million, or 9.3% of the loan portfolio, as of September 30, 2009 from $194.7 million at year end.

•	Residential mortgage loans decreased by $16.0 million to $107.1 million as of September 30, 2009 from $123.2 million at year end.

•	The Company does not hold any sub-prime loans in its residential mortgage portfolio.
Allowance for Loan Losses
     The allowance for loan losses has been established to provide for those loans that may not be repaid in their entirety for a variety of reasons. The allowance is maintained at a level considered by management to be adequate to provide for probable incurred losses. The allowance is increased by provisions charged to earnings and is reduced by charge-offs, net of recoveries. The provision for loan losses is based upon past loan loss experience and management’s evaluation of the loan portfolio under current economic conditions. Loans are charged to the allowance for loan losses when, and to the extent, they are deemed by management to be uncollectible. The allowance for loan losses is comprised of allocations for specific loans and a historical loss based portion for all other loans.

Following is a summary of activity in the allowance for loan losses:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
	(In thousands)
Balance, at beginning of period	$63,893	$22,606	$44,432	$26,748
Provision charged to operations	36,700	41,950	69,700	51,765
Loans charged off	(17,723)	(25,224)	(32,268)	(40,472)
Recoveries	636	96	1,642	1,387

Net loans charged off	(17,087)	(25,128)	(30,626)	(39,085)

Balance, at end of period	$83,506	$39,428	$83,506	$39,428

     The Company recorded a provision for loan losses of $36.7 million for the three months ended September 30, 2009 reflecting management’s assessment of impaired loans, specific reserves associated with loans identified as impaired during the quarter, the migration of loans not specifically analyzed for impairment into higher credit risk rating categories, and the continued deterioration of economic conditions.
     A provision for loan losses of $69.7 million was taken for the nine months ended September 30, 2009 compared to $51.8 million for the similar period in 2008, reflecting management’s updated assessments of impaired loans and the continued deterioration of economic conditions. The Company had net charge-offs of $30.6 million for the first nine months of 2009 compared to $39.1 million for the same period in 2008.
     The Company had a reserve for losses on unfunded commitments of $2.1 million at September 30, 2009, up from $1.1 million at December 31, 2008 and $793,000 at September 30, 2008.
     The following table sets forth certain asset quality ratios related to the allowance for loan losses on a quarter-to-date basis as of the indicated dates.

	September 30,	December 31,	September 30,
	2009	2008	2008

Net loans charged off to average loans during quarter	2.71%	2.39%	3.98%
Provision for loan losses to total loans	5.93	3.17	6.69
Allowance for loan losses to total loans	3.40	1.77	1.58
Allowance to nonaccrual loans	0.43x	0.73x	0.65x
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
     The Company’s methodology for determining the allowance for loan losses represents an estimation performed pursuant to the authoritative guidance for contingencies (ASC 450) and loan impairments (ASC 310-10-35). The allowance reflects expected losses resulting from analyses developed through specific credit allocations for individual loans and historical loss experience for each loan category. The specific credit allocations are based on regular analyses of all loans over $300,000 where the internal credit rating is at or below a predetermined classification. These analyses involve a high degree of judgment in estimating the amount of loss associated with specific loans, including estimating the amount and timing of future cash flows and collateral values. The allowance for loan losses also includes consideration of concentrations, changes in portfolio mix and volume, loan risk ratings and other qualitative factors.
     During the third quarter of 2009, steps were taken to improve the credit review function. The Company strengthened its portfolio review process, tracking of credit trends and documentation of exceptions. The Company devoted additional resources to its loan workout unit and engaged an independent firm to actively manage problem loans.
     With the additional resources devoted to the loan workout area, management has sharpened its understanding of the factors impacting the primary and secondary sources of repayment and collateral support, and has used this information in the risk ratings and other classifications utilized in the computation of the allowance for loan losses. In determining loan specific reserves in the allowance for loan losses, the Company generally assigns average discounts of 20-35% to independent appraisal values, dependent upon loan and collateral type. These discount rates have been adjusted upward in recent periods based upon the rapid deterioration in the current Chicago commercial real estate market. As a result, although the Company’s allowance for loan losses to nonperforming loans ratio dropped to 43% as of September 30, 2009, from a range of 58-62% during December 2008 through June 2009, specific reserves to loans analyzed for possible impairment increased to 20% from 7% as of December 31, 2008 and 15% as of June 30, 2009.
     In the third quarter of 2009, the Company recorded a provision for loan losses of $36.7 million and recognized net loan charge-offs totaling $17.1 million. Nonaccrual loans increased $98.9 million compared to the prior quarter to $193.9 million, or 7.9 percent of loans. As nonaccrual loans have increased throughout 2009, the provision for loan losses has been double net charge-offs for each quarter reflecting this deterioration and the ratio of allowance for loan losses to loans increased significantly to 3.40% at September 30, 2009, from 2.50% at June 30, 2009 and 1.58% at September 30, 2008.
     Management computes and provides to the Board of Directors various allowance for loan loss and other credit quality ratios as one tool to assist in comparing and understanding changes from previous periods and to the relative performance of its peers. These reviews are performed to better understand changes in credit quality over time and to determine the reasonableness of the level of the allowance for loan losses. Although these ratios provide useful benchmarks, this analysis is just one tool used to determine that the level of the allowance for loan losses is adequate.
     There are many factors affecting the allowance for loan losses; some are quantitative while others require qualitative judgment. The process for determining the allowance (which management believes adequately considers all of the factors which potentially result in credit losses) includes subjective elements and, therefore, the allowance may be susceptible to significant change. To the extent actual outcomes differ from management estimates, additional provisions for loan losses could be required that may adversely affect the Company’s earnings or financial position in future periods.
     Key lending personnel have been re-assigned to the Company’s special assets (loan workout) group in the second quarter of 2009. The Bank has devoted additional resources to its workout unit and engaged an independent firm to actively manage problem loans.
Nonaccrual Loans and Nonperforming Assets
     Nonaccrual loans increased by $132.8 million to $193.9 million at September 30, 2009 from December 31, 2008. Nonperforming assets were $214.9 million at September 30, 2009 compared to $84.1 million at December 31, 2008. The Company had $11.0 million in troubled-debt restructuring to one borrower as of December 31, 2008 which went to nonaccrual status during the third quarter of 2009.
     The following table sets forth information on the Company’s nonaccrual loans and nonperforming assets as of the indicated dates.

	September 30,	December 31,	June 30,
	2009	2008	2009
	(Dollars in thousands)

Nonaccrual loans:
Commercial and industrial	$23,653	$3,559	$13,038
Commercial real estate — non-owner occupied	56,715	10,310	26,836
Commercial real estate — owner occupied	22,423	14,244	17,611
Construction	55,920	20,726	24,444
Vacant land	24,962	6,550	5,456

Total commercial and commercial real estate	183,673	55,389	87,385
Other consumer	8,032	5,315	5,584
Home equity	2,172	400	2,054

Total consumer	10,204	5,715	7,638

Total nonaccrual loans	193,877	61,104	95,023

Trouble debt restructured loans (commercial real estate — non-owner occupied)	—	11,006	11,006

Total nonperforming loans	193,877	72,110	106,029

Foreclosed properties	20,980	12,018	19,588

Total nonperforming assets	$214,857	$84,128	$125,617

Nonaccrual loans to loans	7.90%	2.43%	3.71%
Nonperforming assets to loans and foreclosed properties	8.68	3.34	4.87
Nonperforming assets to assets	6.06	2.36	3.52
There were no impaired and other loans 90 days past due and accruing at September 30, 2009, December 31, 2008, or September 30, 2008.
     Nonaccrual commercial loans increased by $20.1 million from December 31, 2008 to September 30, 2009, in part due to the following relationships:
•	a $6.2 million loan relationship secured by business assets and retail and office buildings to a company that markets to real estate agents and brokers;

•	a $6.5 million loan to a company that markets to real estate agents and brokers that has been negatively affected by the real estate downturn;

•	a $2.8 million loan relationship with an energy company currently operating under a forbearance agreement;

•	a $2.8 million loan relationship with a full-service tradeshow display company where the recent death of the principal caused a disruption in its business operations. This borrower is currently operating under a forbearance agreement;

•	a $2.8 million ($0.6 million commercial and industrial and $2.2 million commercial real estate) loan relationship with a full-service tradeshow display company secured by business assets where the recent death of the principal caused a disruption in its business operations. This borrower is currently operating under a forbearance agreement; and

•	a $0.8 million loan relationship secured by retail and office properties to a banker.
     Nonaccrual commercial real estate and construction loans increased by $108.2 million from December 31, 2008 to September 30, 2009, due in large part to the following relationships:
•	a $12.6 million loan relationship related to a construction project for several projects in and near Lake County, Illinois;

•	a $11.0 million loan relationship with collateral located in a western suburb of Chicago, consisting of improved lots on 25 acres. The property value has declined and there are currently no units under contract. The guarantors have limited liquidity and net worth and continue efforts to raise equity to fund the real estate investment;

•	a $9.5 million loan relationship that consists of several loans for various commercial properties in Cook County, Illinois. Third party real estate management and marketing firms have been engaged by the borrower. The management company is focusing on stabilizing buildings, renewing leases and seeking new tenants. The properties securing the loans have experienced increased vacancies and resulting decreases in operating income to provide sufficient cash flow to meet contractual loan payments. The guarantor has limited liquidity;

•	a $8.6 million loan relationship secured with 26 acres of property on in McHenry County. The borrower’s plans to sell portions of the property have taken longer than expected. The guarantor adds only limited financial support;

•	a $6.5 million loan relationship, of which $2.5 million has been charged off, secured with a project located in Cook County experiencing slow sales. The properties securing the loans have not sold with the borrower now renting properties at a level that is not sufficient to meet contractual loan payments. There are multiple guarantors who have limited liquidity;

•	a $5.3 million loan relationship secured with property where the development has stalled and the guarantor is considering alternative strategies to sell or liquidate the assets. The guarantor is currently providing contractual payments; however, in the future their liquidity position will no longer enable them to continue to meet loan repayment terms;

•	a $4.9 million loan relationship to a residential homebuilder originated in 2003 for a commercial property in a western suburb of Chicago which has been stalled due to on-going litigation with the local municipality. Total credit exposure to this customer is $8.6 million;

•	a $4.1 million loan relationship secured by three single family residences with a contractor for the development of those properties in northern suburbs of Chicago which have been slow to sell; and

•	a $2.4 million ($1.5 million commercial real estate and $0.9 million vacant land) loan relationship secured by single and multi-family residences and vacant land impacted by local economic conditions.
     In addition to the loans summarized above, at September 30, 2009 and December 31, 2008, the Company had $74.8 million and $71.0 million of loans that are currently performing, which, however, have been internally assigned higher credit risk ratings. The higher risk ratings are primarily due to internally identified specific or collective credit characteristics including decreased capacity to repay loan obligations due to adverse market conditions, a lack of borrower or guarantor’s capital capacity and reduced collateral valuations securing the loans as a secondary source of repayment. These loans continue to accrue interest. Management does not expect losses on these loans, but recognizes that a higher level of scrutiny is prudent under the circumstances.
     Foreclosed properties were $21.0 million at September 30, 2009, an increase of $9.0 million compared to year end mainly due to three new properties: $5.1 million related to multiple properties including vacant land parcels and an office building, $995,000 related to residential property, and $913,000 related to commercial and residential properties. Certain foreclosed properties were written down to current fair value less costs to sell during the third quarter of 2009 and a corresponding charge of $2.6 million was recorded in foreclosed properties expense.
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
     The following tables set forth the composition of the Company’s securities portfolio by major category as of September 30, 2009. No securities classified as held-to-maturity were held at September 30, 2009.

	Available-for-Sale
	(Dollars in thousands)
			% of
	Amortized	Fair	Amortized
	Cost	Value	Cost
Obligations of the U.S. Treasury	$451,785	$451,792	73.1%
Obligations of states and political subdivisions	212	217	0.0
Mortgage-backed securities:
U.S. government agencies — residential (1)	147,043	147,003	23.8
U.S. government-sponsored entities (2)	1,783	1,796	0.3
Equity securities of U.S. government-sponsored entities (3)	2,749	3,871	0.4
Corporate and other debt securities	14,979	10,864	2.4

Total	$618,551	$615,543	100.0%

(1)	Includes obligations of GNMA.

(2)	Includes obligations of FHLMC.

(3)	Includes issues from FNMA and FHLMC.
     Securities available-for-sale are carried at fair value, with related unrealized net gains or losses, net of deferred income taxes, recorded as an adjustment to other comprehensive loss. At September 30, 2009, unrealized losses on securities available-for-sale were $3.0 million compared to unrealized losses of $2.4 million, or $1.4 million net of taxes, at December 31, 2008. A deferred income tax adjustment to the carrying value was not recorded as a result of the Company’s tax position at September 30, 2009.
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

Treasury bills and Government National Mortgage Association mortgage-backed securities. The average yield on these securities is 0.43% with an average life of less than six months. The Company reinvested and will continue to reinvest into higher-yielding securities as opportunities present themselves.
     As of June 30, 2009, the Company still held $27.6 million in five securities, including municipal bonds and U.S. government-sponsored entities mortgage-backed securities, that were ear-marked for sale under this portfolio repositioning program. Consistent with that program and the Company’s stated intent to sell these securities, and the Company recognized a $740,000 other-than-temporary impairment charge during the quarter ended June 30, 2009. As of September 30, 2009, the Company continued to hold two of the five securities with balances totaling $2.0 million, which included a municipal bond and a mortgage-backed security of a U.S. government-sponsored entity that were identified for sale under this portfolio repositioning program, which were not impaired as of that date. The three securities sold during the third quarter resulted in a net gain of $136,000.
     During the second quarter of 2009, as a part of its repositioning program, the Company sold its entire portfolio of securities held-to-maturity of $27.7 million at a net gain of $117,000.
     Securities available-for-sale decreased by $6.4 million to $615.5 million at September 30, 2009 from December 31, 2008. Set forth below are other highlights of the securities portfolio.
•	U.S. Treasury and obligations of U.S. government-sponsored entities increased by $186.4 million to $451.8 million, or 73.1% of the portfolio, at September 30, 2009 compared to $265.4 million at year end. At September 30, 2009, the Company’s holdings in this category consisted of only U.S. Treasury bills with maturities of less than four months.
•	U.S. government agency and government-sponsored entity mortgage-backed securities decreased $134.9 million, from $283.7 million at December 31, 2008 to $148.8 million at September 30, 2009.
•	Equity securities increased $2.9 million to $3.9 million at September 30, 2009 from December 31, 2008 as a result of the increase in fair market value.
•	Corporate and other debt securities decreased by $4.4 million to $10.9 million at September 30, 2009 from $15.2 million at December 31, 2008 as a result of a sale transaction.
•	The securities portfolio does not contain any sub-prime or Alt-A mortgage-backed securities.
     Certain available-for-sale securities were temporarily impaired at September 30, 2009, primarily due to changes in interest rates as well as current economic conditions that appear to be cyclical in nature. With respect to the largest unrealized loss position, the Company has approximately 155.8% senior collateral coverage related to this security. The unrealized losses on equity securities relate to the preferred equity securities issued by FNMA which were rated Ca and C by Moody’s and S&P, respectively, as of September 30, 2009. The dividend on these equity securities were suspended beginning in late 2008.
     The Company does not intend to sell nor would it be required to sell the temporarily impaired securities before recovering their amortized cost. See Note 5 — Securities to the unaudited consolidated financial statements for more details.
Cash Surrender Value of Life Insurance
     During the second quarter of 2009, the Company liquidated its entire $85.8 million investment in bank owned life insurance in order to reduce the Company’s investment risk and risk-weighted assets, which favorably impacted the Bank’s regulatory capital ratios. The $16.3 million increase in cash surrender value of the policies since the time of purchase was treated as ordinary income for tax purposes. Additionally, a 10% IRS excise tax was incurred as a result of the liquidation. The Company recorded a tax expense of $8.1 million in the second quarter of 2009 for this transaction.
Goodwill
     Goodwill was $78.9 million at September 30, 2009 and December 31, 2008. Consistent with established policy, an annual review for goodwill impairment as of September 30, 2009 was conducted with the assistance of a nationally recognized third party valuation specialist. Based upon that review, the Company determined that the $78.9 million goodwill recorded on the September 30, 2009 balance sheet was not impaired.
     As a result of our previous annual test performed at September 30, 2008, the Company determined goodwill was impaired and recorded an $80.0 million impairment to reduce the goodwill balance to $78.9 million. Under the authoritative guidance for intangibles — goodwill and other (ASC 350), a goodwill impairment test could be triggered between annual testing dates if an event occurred or circumstances changed that would more likely than not reduce the fair value of goodwill below the carrying amount. During each of the quarters ended March 31, 2009 and June 30, 2009, management considered whether events and circumstances would require an interim test of goodwill impairment. Management concluded that it was not more likely than not that these events and changes in circumstances, both individually and in the aggregate, reduced the fair value of the Company’s single reporting unit below its carrying amount. Management’s analysis was based on and considered changes in the key indicators and inputs consistent with those included in our previous annual review such as stock price, estimated control premium, future available cash flows, market multiples, business strategy, credit quality metrics, loan growth, core deposits and regulatory capital requirements along with interest rates, credit spreads and collateral values.
     Following is a summary of the methodologies employed to conduct the Company’s testing at September 30, 2009, the underlying assumptions and related rationale in the context of current facts and circumstances, and how the methodologies employed compared with those used in the prior year test.
     The Company operates in one operating segment, community banking, as defined in the authoritative guidance for segment reporting (ASC 280) and currently does not internally report its operating income below that level or provide such information to its CEO, the company’s chief operating decision maker. For this reason, the Company performs its goodwill impairment test as one reporting unit at the consolidated Company level.
     The methods for estimating the value of the Company under Step 1 of the goodwill impairment test included a weighted average of the discounted cash flow method, the guideline company method and the guideline transaction method. The discounted cash flow method computes the discounted value of both projected annual cash flows and an assumed terminal value. The guideline company and guideline transaction methods use publicly available information on selected peer banks and recent sales of controlling interests in comparable banks to estimate the fair value of the Company. This process allows the Company to determine an appropriate implied control premium which serves to adjust the Company’s market capitalization to an estimated fair value utilized in connection with the Company’s annual goodwill impairment evaluation. The Company used the discounted cash flow method under the income approach weighted at 50%, the guideline public company method weighted at 30% and the guideline transaction method weighted at 20%. The weightings were determined by professional judgment based upon the relative strengths of each of the three methods as it relates to the quality and quantity of available and verifiable information.
     Management worked closely with the third party valuation specialist throughout the valuation process. Management provided necessary information to this third party and reviewed the methodologies and assumptions used including loan and deposit growth, regulatory capital requirements and the Company’s business strategy.
     A reconciliation was performed of the fair value estimate to the Company’s publicly traded market capitalization using the thirty day average closing prices of its common and preferred stock through the valuation date. The implied control premium derived by comparing the Company’s market capitalization to the Step 1 fair value estimate was determined to be within a reasonable range of actual control premiums observed in recently completed transactions in an industry peer group. The results of this reconciliation supported the reasonableness of the fair value estimate used in the goodwill impairment test.

     In Step 1 of the analysis, it was determined that the fair value estimate was less than the carrying value of the single reporting unit. However, in Step 2 of the test it was determined that the decline in the fair value was attributable to a decline in the fair values of the assets of the single reporting unit and an increase in the fair values of liabilities, not to a decline in the value of the goodwill. In general, as a result of the Step 2 analysis, management concluded the decrease in the fair value is primarily attributable to prolonged weak economic conditions and the impact these conditions have had on the fair value of the Company’s loan portfolio and decreases in market interest rates.. The decline in interest rates caused the increase in the fair value of borrowings structured in previous periods when market interest rates were higher. These two factors more than account for the drop in the Company’s fair value, leaving goodwill unimpaired. A discussion of the Step 2 test assumptions, methods and results is presented below.
     In Step 2 of the test, the Company estimated the fair value of assets and liabilities in the same manner as if a purchase of the reporting unit was taking place from a market participant perspective, which includes estimating the fair value of other intangibles. The fair value estimation methodology selected for the Company’s most significant assets and liabilities was based on the Company’s observations and knowledge of methodologies typically and currently utilized by market participants, the structure and characteristics of the asset and liability in terms of cash flows and collateral, and the availability and reliability of significant inputs required for a selected methodology and comparative data to evaluate the outcomes. Specifically, the Company selected the income approach for performing loans, retail certificates of deposit, core deposit intangibles, and borrowings, and the market approach for branch properties. The Company estimated fair values separately for nonaccrual loans and loans 60-89 days past due. The income approach was deemed appropriate for the assets and liabilities noted above due to the limited current comparable market transaction data available. The market approach was deemed appropriate for the branch properties and foreclosed properties due to the nature of the underlying real and personal property. In Step 2, the Company did not use multiple approaches to estimate the fair value of any given asset or liability category; therefore, no weightings were incorporated into the Company’s methodology in this step.
     Net loans were $2.4 billion or 66.9% of Company assets as of September 30, 2009. The estimated fair value of net loans was $86.8 million or 3.7% below book value. In computing this estimated fair value, performing loans were separated into fixed and variable components, floors and collateral coverage ratios were considered, and appropriate comparable market discount rates were used to compute fair values using a discounted cash flow approach. A 40% discount was applied to nonaccrual loans based upon recent Company charge-off experience and a 10% discount was applied to loans 60-89 days past due and accruing.
     The core deposit intangible asset fair value was estimated by computing the expected future cost savings from holding low cost deposits and resulted in a fair value estimate $12.3 million above book value. Estimated fair value for the Company’s branch facilities was $7.1 million above book value based upon values determined from the most recent appraisals received adjusted for estimated property value declines from appraisal dates to September 30, 2009.
     The fair values of the Company’s liabilities were estimated using price estimates from a nationally known dealer for 82% of borrowings, and discounted cash flows reflecting the effects of credit spreads for the remaining borrowings and time and brokered deposits. The fair value estimate for all liabilities was $41.3 million above book carrying value. Time and brokered deposits were determined to have a net fair value $14.7 million over book carrying value and borrowings accounted for the remaining $26.6 million.
     Although Step 1 of the impairment test showed the fair value of stockholder’s equity was $88.2 million below the book carrying value, thereby requiring Step 2 testing, the Step 2 results indicated the estimated fair values of other assets and liabilities net were $113.0 million below the book carrying amounts and therefore none of that decrease was attributable to the $78.6 million of goodwill on the books as of at September 30, 2009.
     Material assumptions used in the fair value estimate include projected earnings, projected balance sheet and capital levels, effective tax rates, market discount rates, terminal residual values, composition of market comparables and the weighting of computational method results in Step 1 testing. Changes in any of these assumptions can have a material effect on the fair value used in the goodwill impairment evaluation. In particular, changes in projected earnings and market bank stock levels have a material effect on the Step 1 estimated fair values. As a financial institution, the fair value estimates in Step 2 are extremely sensitive to changes in market interest rates and credit spreads, especially on the values of longer term fixed rate assets and liabilities. As noted above, net loans represented 66.9% of total assets as of September 30, 2009. Using the September 30, 2009 impairment study values, a 1% change in loan fair values up or down due to market interest rates or changes in credit spreads would change the net loan fair value by $23.7 million. Core deposit intangible fair values increase with increases in market interest rates. The fair value of long term borrowings with fixed interest rates increases as market rates decline and decreases as market rates increase.
     The assumptions and methodologies used for annual goodwill impairment testing for September 30, 2009 as discussed above, were similar to those used in the prior year and the same third party valuation specialist was used; however, since interest rates continued to decline, credit spreads had widened and asset quality had materially changed, the evaluation of loan fair values was more granular and involved segregating the loan balances into much finer groups for valuation purposes including segregating 60-89 day past due loans and assigning a 10% discount rate on them.
     In the fourth quarter of 2009 the Company will perform another goodwill impairment test if, in its assessment, it determines any events have occurred or circumstances have changed (triggering events) during that quarter that would more likely than not reduce the fair value of goodwill below the carrying amount.

Deposits and Borrowed Funds
     The following table sets forth the composition of the Company’s deposits as of the indicated dates.

	September 30,	December 31,
	2009	2008
	(In thousands)
Noninterest-bearing demand	$330,901	$334,495

Interest-bearing demand	176,597	176,224
Money-market	206,653	208,484
Savings	134,539	129,101
Certificates of deposit less than $100,000	878,695	689,896
Certificates of deposit of $100,000 or more	403,149	435,687
Brokered certificates of deposit	424,655	438,904

Total interest-bearing deposits	2,224,288	2,078,296

Total	$2,555,189	$2,412,791

Total core deposits (1)	$848,690	$848,304

(1)	Consists of noninterest-bearing and interest-bearing demand, money market, and savings.
     Total deposits of $2.6 billion at September 30, 2009 represented an increase of $142.4 million, or 5.9%, from December 31, 2008. Changes in the Company’s deposits are noted below.
•	Noninterest-bearing deposits were $330.9 million at September 30, 2009, $3.6 million less than the $334.5 million level at December 31, 2008.
•	Interest-bearing deposits increased 7.0%, or $146.0 million to $2.2 billion at September 30, 2009 compared to December 31, 2008.
•	Core deposits, which consist of noninterest-bearing demand, interest-bearing demand, money market, and savings, increased slightly to $848.7 million at September 30, 2009 from $848.3 million at December 31, 2008.
•	Certificates of deposit under $100,000 increased $188.8 million, or 27.4%, from December 31, 2008 to $878.7 million at September 30, 2009, as a result of successful promotions which allowed the Company to build liquidity.
•	Certificates of deposit over $100,000 decreased by $32.5 million from December 31, 2008 to $403.1 million at September 30, 2009.
•	Certificates of deposits through the CDARS and Internet networks were $139.0 million at September 30, 2009 compared to $41.6 million at December 31, 2008. These networks allow the Company to access other deposit funding sources.
•	Brokered certificates of deposit decreased $14.2 million, or 3.2%, to $424.7 million at September 30, 2009 compared to year end 2008. The brokered certificates of deposit are comprised of underlying certificates of deposits in denominations of less than $100,000.
     The Company continues to participate in the FDIC’s Temporary Liquidity Guarantee Program. This program consists of two components. The first is the Transaction Account Guarantee Program where all noninterest-bearing transaction deposit accounts, including all personal and business checking deposit accounts, and NOW accounts, which are capped at a rate no higher than 0.50%, are fully guaranteed, through June 30, 2010, regardless of dollar amount. All other deposit accounts continue to be covered by the FDIC’s expanded deposit insurance limit of $250,000 through December 31, 2013. The second component is the Debt Guarantee Program, which guarantees newly issued senior unsecured debt. The Company has not issued any such debt and currently does not plan to issue, any such debt.
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
     On May 22, 2009, the FDIC board agreed to impose an emergency special assessment of 5 basis points on all banks (based on June 30, 2009 assets) to restore the Deposit Insurance Fund to an acceptable level. The assessment, which was paid on September 30, 2009, is in addition to the increase in premiums discussed above. The cost of this emergency special assessment to the Company was $1.7 million. The FDIC also has publicly stated that at least one additional special assessment for 2009 is probable. On September 29, 2009, the FDIC issued a Notice of Proposed Rulemaking that, if adopted, would require FDIC-insured institutions to prepay their estimated quarterly risk-based assessments for the fourth quarter 2009 and for all of 2010, 2011 and 2012, but would supplant the proposed additional special assessment for 2009. The Company expects its FDIC insurance expense to increase by approximately $600,000 quarterly starting in the fourth quarter of 2009.
     The Company competes for core deposits in the highly competitive Chicago Metropolitan Statistical Area. Competitive pricing has made it difficult to maintain and grow these types of deposits. The level of competition for core deposits is not expected to ease in the near term. The Company’s recent campaigns include certificates of deposit promotions and core product promotions. The Company continues to pursue on-line account opening process to facilitate the growth of core deposit relationships.
     Borrowed funds are summarized below:

	September 30,	December 31,
	2009	2008
	(In thousands)
Revolving note payable	$8,600	$8,600
Securities sold under agreements to repurchase	297,650	297,650
Federal Home Loan Bank advances	340,000	380,000
Junior subordinated debentures	60,828	60,791
Subordinated debt	15,000	15,000
Term note payable	55,000	55,000

Total	$777,078	$817,041

     The Company utilizes securities sold under repurchase agreements as a source of funds that do not increase the Company’s reserve requirements. The Company had $297.7 million in securities sold under repurchase agreements at September 30, 2009 and December 31, 2008. These repurchase agreements are with primary dealers and have fixed rates ranging from 2.76% to 4.65% and maturities of approximately eight to nine years with call provisions ranging from three months to one year. The Company has collateralized the repurchase agreements with various securities totaling $365.6 million at September 30, 2009.
     In addition, the repurchase agreements with one of the repurchase agreement counterparties permit that counterparty to terminate the repurchase agreements if the Bank does not maintain its well-capitalized status. At September 30, 2009, the repurchase agreements with those provisions totaled $262.7 million with fixed interest rates ranging from 2.76% to 4.65%, maturities ranging from approximately 7.5 to 8.5 years, and call provisions (at the counterparty’s option) ranging from three months to one year. Due to the relatively high fixed rates on these borrowings as compared to currently low market rates of interest, the Bank would incur substantial costs to unwind these repurchase agreements if terminated prior to their maturities. Accordingly, if the Bank does not maintain its well-capitalized status and the counterparty exercises its option to terminate one or more of these repurchase agreements prior to maturity, the associated unwind costs could have a material adverse effect on the Company’s results of operations and financial condition.
     The Bank is a member of the FHLB. At September 30, 2009, total FHLB advances were $340.0 million compared to $380.0 million at year end. Such advances have fixed rates ranging from 2.45% to 4.47% and maturities ranging from approximately eight to nine years and various call provisions ranging from three months to two years. The Company has collateralized the advances with various securities totaling $115.0 million and first mortgage and home equity loans totaling $237.5 million at September 30, 2009.
Revolving and Term Loan Facilities; Events of Default
     The Company’s credit agreements with a correspondent bank at September 30, 2009 and December 31, 2008 consisted of a revolving line of credit, a term note, and a subordinated debenture in the amounts of $8.6 million, $55.0 million, and $15.0 million, respectively.
     The revolving line of credit had a maximum availability of $8.6 million, an outstanding balance of $8.6 million as of September 30, 2009, an interest rate at September 30, 2009 of one-month LIBOR plus 455 basis points with an interest rate floor of 7.25%, and matured on July 3, 2009. The term note had an interest rate of one-month LIBOR plus 455 basis points at September 30, 2009 and matures on September 28, 2010. The subordinated debt had an interest rate of one-month LIBOR plus 350 basis points at September 30, 2009, matures on March 31, 2018, and qualifies as Tier 2 capital.
     The revolving line of credit and term note included the following financial covenants at September 30, 2009: (1) the Bank must not have nonperforming loans (loans on nonaccrual status and 90 days or more past due and troubled-debt restructured loans) in excess of 3.00% of total loans, (2) the Bank must report a quarterly profit, excluding charges related to acquisitions, and (3) the Bank must remain well capitalized. At September 30, 2009, the Company was in violation of financial covenants (the “Financial Covenant Defaults”).
     The Company did not make a required $5.0 million principal payment on the term note due on July 1, 2009 under the covenant waiver for the third quarter of 2008. On July 8, 2009, the lender advised the Company that such non-compliance constitutes a continuing event of default under the loan agreements (the “Contingent Waiver Default”). The Company’s decision not to make the $5.0 million principal payment, together with its previously announced decision to suspend the dividend on its Series A preferred stock and defer the dividends on its Series T preferred stock and interest payments on its trust preferred securities, were made in order to retain cash and preserve liquidity and capital at the holding company.
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
     As a result of the occurrence and the continuance of the Existing Events of Default, the lender notified the Company that, as of July 8, 2009, the interest rate on the revolving line of credit increased to the default interest rate of 7.25%, and the interest rate under the term note agreement increased to the default interest rate of 30 day LIBOR plus 455 basis points. The Company also did not make a required $5.0 million principal payment on the term note due on October 1, 2009 under the covenant waiver for the third quarter of 2008.

     As a result, and as a result of the other Existing Events of Default, the lender possesses certain rights and remedies, including the ability to demand immediate payment of amounts due totaling $63.6 million plus accrued interest or foreclose on the collateral supporting the credit agreements, being 100% of the stock of the Company’s wholly-owned subsidiary, the Bank.
     On October 22, 2009, the Company entered into a forbearance agreement (“Forbearance Agreement”) with its lender that provides for a forbearance period through March 31, 2010, during which time the Company will continue to pursue completion of its previously disclosed capital plan. Management believes that the Forbearance Agreement provides the Company sufficient time to complete all major elements of the capital plan; however there can be no assurance that any or all major elements of the capital plan will be completed in a timely manner or at all. During the forbearance period, the Company is not obligated to make interest and principal payments in excess of funds held in a deposit security account (which will be funded with $325,000), and while retaining all rights and remedies within the credit agreements, the lender has agreed not to demand payment of amounts due or begin foreclosure proceedings in respect of the collateral (which consists primarily of all the stock of the Bank), and has agreed to forbear from exercising the rights and remedies available to it in respect of existing defaults and future compliance with certain covenants through March 31, 2010. As part of the Forbearance Agreement, the Company entered into a tax refund security agreement under which it agreed to deliver to the lender the expected proceeds to be received in connection with an outstanding Federal income tax refund in the approximate amount of $2.1 million. These proceeds, when received, will be placed in the deposit security account, and will be available for interest and principal payments. The Forbearance Agreement may terminate prior to March 31, 2010 if the Company defaults under any of its representations, warranties or obligations contained in either the Forbearance Agreement or credit agreements (other than with respect to certain financial and regulatory covenants), or the Bank becomes subject to receivership by the FDIC or the Company becomes subject to other bankruptcy or insolvency type proceeding.
     Upon the expiration of the forbearance period, the principal and interest payments that were due under the revolving line of credit and the term note, as modified by the covenant waivers, at the time the Forbearance Agreement was entered into will once again become due and payable, along with such other amounts as may have become due during the forbearance period. Absent successful completion of all or a significant portion of the Capital Plan, the Company expects that it would not be able to meet any demands for payment of amounts then due at the expiration of the forbearance period. If the Company is unable to renegotiate, renew, replace or expand its sources of financing on acceptable terms, it may have a material adverse effect on the Company’s business and results of operations.
Capital Resources
     Stockholders’ equity decreased $125.6 million from December 31, 2008 to $180.2 million at September 30, 2009, largely due to the $123.1 million net loss for the nine months ended September 30, 2009. Total capital to average risk-weighted assets decreased to 7.95% at September 30, 2009 from 10.07% at December 31, 2008, primarily as a result of the decrease in Tier 1 capital. The Bank’s total capital to average risk-weighted assets decreased to 10.17% at September 30, 2009 from 10.54% at December 31, 2008, primarily as a result of the decrease in Tier 1 capital.
     The Company and the Bank are subject to regulatory capital requirements administered by federal banking agencies. Capital adequacy guidelines and prompt corrective action regulations involve quantitative measures of assets, liabilities and certain off-balance-sheet items calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by regulators about components, risk weightings and other factors, and the regulators can lower classifications in certain areas. Failure to meet regulatory capital requirements could prompt regulatory action that could have a direct material adverse effect on the financial statements.

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
     The Company was undercapitalized and the Bank was categorized as well capitalized as of September 30, 2009.
     The risk-based capital information for the Company is as follows:

	September 30,	December 31,
	2009	2008
	(In thousands)
Risk-weighted assets	$2,502,626	$2,878,087
Average assets	3,650,053	3,590,313
Capital components:
Stockholders’ equity	$180,239	$305,834
Plus: Guaranteed trust preferred securities	59,000	59,000
Less: Core deposit and other intangibles, net	(12,964)	(14,683)
Less: Goodwill	(78,862)	(78,862)
Less: Disallowed tax assets	—	(32,748)
Less: SERP prior service cost and decrease in projected benefit obligation	1,025	—
Less: Unrealized (gains) losses on securities, net of tax	3,007	1,449
Plus: Unrealized losses on equity securities, net of tax	—	(1,117)

Tier I capital	151,445	238,873

Allowance for loan losses	83,506	44,432
Reserve for unfunded commitments	2,091	1,068
Disallowed allowance	(53,644)	(9,406)
Qualifying subordinated debt	15,000	15,000
Unrealized gains on equity securities, net of tax	505	—

Total risk-based capital	$198,903	$289,967

     Capital levels and minimum required levels:

	At September 30, 2009
			Minimum Required		Minimum Required
	Actual		for Capital Adequacy		to be Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Total capital to risk-weighted assets Company	$198,903	7.95%	$200,210	8.00%	n/a	n/a
Midwest Bank and Trust Company	253,635	10.17	199,432	8.00	$249,291	10.00%

Tier I capital to risk-weighted assets Company	151,445	6.05	100,105	4.00	n/a	n/a
Midwest Bank and Trust Company	221,297	8.88	99,716	4.00	149,574	6.00

Tier I common capital to risk-weighted assets Company	(30,991)	(1.24)	n/a	n/a	n/a	n/a
Midwest Bank and Trust Company	221,297	8.88	n/a	n/a	n/a	n/a

Tier I capital to average assets Company	151,445	4.15	146,002	4.00	n/a	n/a
Midwest Bank and Trust Company	221,297	6.08	145,642	4.00	182,053	5.00

	At December 31, 2008
			Minimum Required		Minimum Required
	Actual		for Capital Adequacy		to be Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Total capital to risk-weighted assets Company	$289,967	10.07%	$230,247	8.00%	n/a	n/a
Midwest Bank and Trust Company	301,993	10.54	229,244	8.00	$286,555	10.00%

Tier I capital to risk-weighted assets Company	238,873	8.30	115,123	4.00	n/a	n/a
Midwest Bank and Trust Company	236,054	8.24	114,622	4.00	171,933	6.00

Tier I common capital to risk-weighted assets Company	57,125	1.98	n/a	n/a	n/a	n/a
Midwest Bank and Trust Company	236,054	8.24	n/a	n/a	n/a	n/a

Tier I capital to average assets Company	238,873	6.65	143,613	4.00	n/a	n/a
Midwest Bank and Trust Company	236,054	6.60	143,000	4.00	178,750	5.00
     On July 28, 2009, the Company announced that it had developed a detailed capital plan and timeline for execution. The capital plan was adopted in order to, among other things, improve the Company’s common equity capital and raise additional capital to enable it to better withstand and respond to adverse market conditions. Management has completed, or is in the process of completing, a number of steps as part of the Capital Plan, including cost reduction initiatives, broadened investment banking support to assist with the Capital Plan, undertaking an offer to exchange the Company’s Series A Depositary Shares for common stock, negotiations to restructure the senior and subordinated debt, and possible capital raising activities. See Recent Developments for more details.
     The Company believes the successful completion of its Capital Plan would substantially improve its capital position; however, no assurances can be made that the Company will be able to successfully complete all, or any portion of its Capital Plan, or that the Capital Plan will not be materially modified in the future. The Company’s decision to implement its Capital Plan reflects the adverse effect that the severe downturn in the commercial and residential real estate markets has had on the Company’s financial condition and capital base, as well as its assessment of current regulatory expectations of adequate levels of common equity capital. If the Company is not able to successfully complete a substantial portion of its Capital Plan, the Company expects that its business, and the value of its securities, will be materially and adversely affected, and it will be more difficult for the Company to meet the capital requirements expected of it by its primary banking regulators.
     The Bank’s primary regulators, the Federal Reserve Bank of Chicago and the Illinois Department of Financial and Professional Regulation, Division of Banking, have recently completed a safety and soundness examination of the Bank. As a result of that examination, the Company expects that the Federal Reserve Bank and the Division of Banking will request that the Bank enter into a formal supervisory action requiring it to take certain steps intended to improve its overall condition. Such a supervisory action could require the Bank, among other things, to: implement the capital restoration plan described above to strengthen the Bank’s capital position; develop a plan to improve the quality of the Bank’s loan portfolio by charging off loans and reducing its position in assets classified as “substandard;” develop and implement a plan to enhance the Bank’s liquidity position; and enhance the Bank’s loan underwriting and workout remediation teams. The final supervisory action may contain other conditions and targeted time frames as specified by the regulators.

     The Company believes that the successful completion of all or a significant portion of the Capital Plan will enable the Bank to meet the requirements of any formal supervisory action with the regulators and will ensure that the Bank is able to comply with applicable bank regulations. However, the successful completion of all or any portion of the capital plan is not assured and if the Company or the Bank is unable to comply with the terms of the anticipated supervisory action or any other applicable regulations, the Company and the Bank could become subject to additional, heightened supervisory actions and orders. If our regulators were to take such additional actions, the Company and the Bank could become subject to various requirements limiting the ability to develop new business lines, mandating additional capital, and/or requiring the sale of certain assets and liabilities. Failure of the Company to meet these conditions could lead to further enforcement action on behalf of the regulators. The terms of any such additional regulatory actions, orders or agreements could have a materially adverse effect on the business of the Bank and the Company.
Liquidity
     The Company manages its liquidity position of the Bank with the objective of maintaining access to sufficient funds to respond to the needs of depositors and borrowers and to take advantage of earnings enhancement opportunities. At September 30, 2009, the Company had cash and cash equivalents of $327.4 million. The Bank expanded its liquidity during 2009. Liquid assets, including cash held at the Federal Reserve Bank and unencumbered securities, improved from the second quarter of 2009 by $86.5 million during the third quarter of 2009 to $324.6 million compared to $36.1 million at December 31, 2008.
     In addition to the normal cash flows from its securities portfolio, and repayments and maturities of loans and securities, the Bank utilizes other short-term, intermediate-term and long-term funding sources such as securities sold under agreements to repurchase and overnight funds purchased from correspondent banks.
     The FHLB provides an additional source of liquidity which has been used by the Bank since 1999. The Bank also has various funding arrangements with commercial and investment banks in the form of Federal funds lines, repurchase agreements, and internet-based and brokered certificate of deposit programs. The Bank maintains these funding arrangements to achieve favorable costs of funds, manage interest rate risk, and enhance liquidity in the event of deposit withdrawals. The FHLB advances and repurchase agreements are subject to the availability of collateral. The Bank has collateralized the FHLB advances with various securities totaling $115.0 million and first mortgage and home equity loans totaling $237.5 million and the repurchase agreements with various securities totaling $365.6 million at September 30, 2009. The Company believes it has sufficient liquidity to meet its current and future near-term liquidity needs; however, no assurances can be made that the Company’s liquidity position will not be materially, adversely affected in the future. See “Risk Factors — We may not be able to access sufficient and cost-effective sources of liquidity necessary to fund our operations and meet our payment obligations under our existing funding commitments, including the repayment of our brokered deposits.”
     The Company monitors and manages its liquidity position on several levels, which include estimated loan funding requirements, estimated loan payoffs, securities portfolio maturities or calls, and anticipated depository buildups or runoffs.
     Certain available-for-sale securities were temporarily impaired at September 30, 2009, primarily due to changes in interest rates as well as current economic conditions that appear to be cyclical in nature. The Company does not intend to sell nor would it be required to sell the temporarily impaired securities before recovering their amortized cost. See Note 5 — Securities to the unaudited consolidated financial statements for more details. The Company’s liquidity position is further enhanced by monthly principal and interest payments received from a majority of the loan portfolio.
     The Company continues to seek opportunities to diversify the customer base, enhance the product suite, and improve the overall liquidity position. The Company has developed analytical tools to help support the overall liquidity forecasting and contingency planning. In addition, the Company has developed a more efficient collateral management process which has strengthened the Bank’s liquidity.
     The Company announced on May 6, 2009, that the board of directors made the decision to suspend the dividend on the $43.1 million of Series A noncumulative redeemable convertible perpetual preferred stock; defer the dividend on the $84.8 million of Series T preferred stock; and take steps to defer interest payments on $60.8 million of its junior subordinated debentures as permitted by the terms of such debentures. Since the May 6th announcement, the Company has begun to defer interest on its junior subordinated debentures. The accrued interest payable on junior subordinated debentures was $1.1 million through September 30, 2009. The Company has no current plans to resume dividend payments in respect of the Series A preferred stock or the Series T preferred stock or interest payments in respect of its junior subordinated debentures.
     The Company’s holding company’s liquidity position is affected by the amount of cash and other liquid assets on hand, payment of interest and dividends on debt and equity instruments issued by the holding company (all of which have been recently suspended or deferred), capital it injects into the Bank, any redemption of debt for cash issued by the holding company, proceeds it raises through the issuance of debt and/or equity instruments through the holding company, if any, and dividends received from the Bank. The Company’s future liquidity position may be adversely affected if one or a combination of the following events occurs: the Bank continues to experience net losses and, accordingly, is unable or prohibited by the Company’s regulators to pay a dividend to the holding company sufficient to satisfy our holding company’s cash flow needs, the Company deems it advisable or is required by the Federal Reserve to use cash at the holding company to support the capital position of the Bank, the Bank fails to remain “well-capitalized” and, accordingly, the regulators require the Bank to obtain prior approval to renew its existing brokered deposits or originate additional brokered deposits, the Bank is required to provide additional collateral against its FHLB borrowings and is unable to do so, or the Company has difficulty raising cash at the holding company level through the issuance of debt or equity instruments or accessing additional sources of credit.
     On October 22, 2009, the Company entered into a forbearance agreement with the lender under its revolving and term loan facilities, pursuant to which, among other things, the lender agreed to forbear from exercising the rights and remedies available to it as a consequence of certain continuing events of default, except for continuing to impose default rates of interest. The forbearance is effective for the period beginning July 3, 2009 until March 31, 2010, or earlier if, among other things, the Company breaches representations and warranties contained in the forbearance agreement, or the Company defaults on certain obligations under the forbearance agreement or credit agreements (other than with respect to certain financial and regulatory covenants) or the Bank becomes subject to receivership by the FDIC or the Company becomes subject to other bankruptcy or insolvency type proceedings.
     Upon the expiration of the forbearance period, the principal and interest payments that were due under the revolving line of credit and the term note, as modified by the covenant waivers, at the time the Forbearance Agreement was entered into will once again become due and payable, along with such other amounts as may have become due during the forbearance period. Absent successful completion of all or a significant portion of the Capital Plan, the Company expects that it would not be able to meet any demands for payment of amounts then due at the expiration of the forbearance period. If the Company is unable to renegotiate, renew, replace or expand its sources of financing on acceptable terms, it may have a material adverse effect on the Company’s business and results of operations.

ITEM 3 — QUANTITATIVE AND QUALITATIVE DISCLOSURES
ABOUT MARKET RISK
Interest Rate Sensitivity Analysis
     The Company performs a net interest income analysis as part of its asset/liability management practices. Net interest income analysis measures the change in net interest income in the event of hypothetical parallel shifts in interest rates. This analysis assesses the risk of change in net interest income in the event of sudden and sustained 1.0% and 2.0% increases in market interest rates. The table below presents the Company’s projected changes in net interest income for the various rate shock levels at September 30, 2009 and December 31, 2008, respectively. As result of current market conditions, 1.0% and 2.0% decreases in market interest rates are not applicable for either time period as those decreases would result in some interest rate assumptions falling below zero. Nonetheless, the Company’s net interest income could decline in those scenarios as yields on earning assets could continue to adjust downward.

	Change in Net Interest Income Over One Year Horizon
					Guideline
	September 30, 2009		December 31, 2008		Maximum
	Dollar	%	Dollar	%	%
	Change	Change	Change	Change	Change
	(Dollars in thousands)
+200 bp	$16,631	26.04%	$6,274	8.23%	(10.0)%
+100 bp	7,793	12.20	2,850	3.74	—
-100 bp	N/A	N/A	N/A	N/A	—
-200 bp	N/A	N/A	N/A	N/A	(10.0)
     As shown above, at September 30, 2009, the effect of an immediate 200 basis point increase in interest rates would increase the Company’s net interest income by 26.04%, or $16.6 million. Overall net interest income sensitivity remains within the Company’s and recommended regulatory guidelines.
     In a rising rate environment, yields on floating rate loans and investment securities are expected to re-price upwards more quickly than the cost of funds. Due to a portion of the Bank’s variable-rate loans being at rate floors, yields on variable-rate loans are not expected to adjust upwards as quickly or the full extent as market interest rates.

ITEM 4 — CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
     As of the end of the period covered by this report, an evaluation was performed under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer of the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 240.13a-15(e)). Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2009 to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures and is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms.
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
     Among the factors that could have an impact on the Company’s ability to achieve the plans, goals, and future events and conditions expressed or implied in forward-looking statements are:
•	Management’s ability to effectively manage interest rate risk and the impact of interest rates in general on the volatility of the Company’s net interest income;
•	Risks and uncertainties related to the contemplated Exchange Offer and to the Capital Plan, including
•	the Company’s ability to successfully execute the Exchange Offer, including securing the exchange of a significant number of Depositary Shares;
•	the Company’s ability to successfully implement and achieve the other goals of the Capital Plan, the success of which is dependent on a successful Exchange Offer; and
     • whether the Company will need to materially modify its Capital Plan in the future;
•	the effect of the recently enacted Emergency Economic Stabilization Act of 2008, the American Recovery and Reinvestment Act of 2009, the implementation by the Department of the U.S. Treasury (the “U.S. Treasury”) and federal banking regulators of a number of programs to address capital and liquidity issues in the banking system and additional programs that will apply to us in the future, all of which may have significant effects on us and the financial services industry;

•	The possibility that the Company’s wholesale funding sources may prove insufficient to replace deposits at maturity and support potential growth;
•	Inaccessibility of funding sources on the same terms on which the Company has historically relied if it is unable to maintain its current capital ratings;
•	The decline in commercial and residential real estate sales volume and the likely potential for continuing illiquidity in the real estate market, including within the Chicago metropolitan area;
•	The risks associated with the high concentration of commercial real estate loans in the Company’s portfolio;
•	The uncertainties in estimating the fair value of developed real estate and undeveloped land in light of declining demand for such assets and continuing illiquidity in the real estate market;
•	Uncertainties with respect to the future utilization of the Company’s deferred tax assets;
•	Negative developments and disruptions in the credit and lending markets, including the impact of the ongoing credit crisis on the Company’s business and on the businesses of its customers as well as other banks and lending institutions with which the Company has commercial relationships;
•	A continuation of the recent unprecedented volatility in the capital markets;
•	The risks associated with implementing the Company’s business strategy, including its ability to preserve and access sufficient capital to execute on its strategy;
•	Rising unemployment and its impact on the Company’s customers’ savings rates and their ability to service debt obligations;
•	Fluctuations in the value of the Company’s investment securities;
•	The ability to attract and retain senior management experienced in banking and financial services;
•	Credit risks and risks from concentrations (by geographic area and by industry) within the Bank’s loan portfolio and individual large loans;
•	The sufficiency of the allowance for loan losses to absorb the amount of actual losses inherent in the existing portfolio of loans;
•	The failure of assumptions underlying the establishment of the allowance for loan losses and estimation of values of collateral or cash flow projections and various financial assets and liabilities;
•	The Company’s ability to adapt successfully to technological changes to compete effectively in the marketplace;
•	The effects of competition from other commercial banks, thrifts, mortgage banking firms, consumer finance companies, credit unions, securities brokerage firms, insurance companies, money market and other mutual funds, and other financial institutions operating in the Company’s market or elsewhere or providing similar services;
•	Volatility of rate sensitive deposits;

•	Operational risks, including data processing system failures or fraud;

•	Liquidity risks;

•	The ability to successfully acquire low cost deposits or funding;

•	Changes in the economic environment, competition, or other factors that may influence loan demand, deposit flows, and the quality of the loan portfolio and loan and deposit pricing;

•	The impact from liabilities arising from legal or administrative proceedings on the financial condition of the Company;

•	The ability of the Bank to pay dividends to the Company;

•	The Company’s ability to pay cash dividends on its common and preferred stock and interest on its junior subordinated debentures;

•	The Company’s ability to restructure payments or comply with the terms of the forbearance agreement;

•	Possible administrative or enforcement actions of banking regulators in connection with any material failure of the Company or the Bank to comply with banking laws, rules or regulations, or terms of the expected enforcement action;

•	Possible administrative or enforcement actions of the SEC in connection with the SEC inquiry of the restatement of the Company’s September 30, 2002 financial statements;

•	Governmental monetary and fiscal policies, as well as legislative and regulatory changes, that may result in the imposition of costs and constraints on the Company through higher FDIC insurance premiums, significant fluctuations in market interest rates, increases in capital requirements, and operational limitations;

•	Changes in general economic or industry conditions, nationally or in the communities in which the Company conducts business;

•	Changes in legislation or regulatory and accounting principles, policies, or guidelines affecting the business conducted by the Company;

•	The impact of possible future goodwill and other material impairment charges;

•	The effects of increased deposit insurance premiums;

•	The Bank’s ability to comply with the terms of an agreement with its regulators (which the Company anticipates entering into shortly) pursuant to which the Bank will agree to take certain corrective actions to improve its financial condition;

•	The ability of the Bank’s repurchase agreement counterparties to terminate the repurchase agreements if the Bank does not maintain its well-capitalized status and the substantial costs the Bank would incur to unwind these repurchase agreements prior to their maturies;

•	The Company’s ability absent successful completion of all or a significant portion of the Capital Plan to repay the funds due at the expiration of the forbearance period;
•	The delisting of the Company’s common stock from Nasdaq;

•	Acts of war or terrorism; and

•	Other economic, competitive, governmental, regulatory, and technical factors affecting the Company’s operations, products, services, and prices.
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
     As of September 30, 2009, we had approximately 28,116,312 million shares of common stock outstanding. As part of our contemplated Exchange Offer, we recently filed a registration statement that seeks to register up to 15,000,000 shares of common stock to be issued in the Exchange Offer. Although the exact number of shares of common stock that may be issued is not yet determinable and will be based on a number of factors, if the Exchange Offer is consummated and participation in the Exchange Offer is high, a substantial number of shares of common stock is expected to be issued. In addition, assuming stockholder approval of the increase in our authorized shares of common stock from 64,000,000 to 4,000,000,000, we may issue a substantial number of additional shares of common stock and other equity securities pursuant to our Capital Plan, including to the U.S. Treasury. The issuance of such a large number of shares of our common stock could adversely affect the market price of our common stock. See also “Risks Related to the Implementation of Our Capital Plan —We contemplate issuing a significant amount of common stock to accomplish the goals of our Capital Plan. The issuance of even a portion of the additional Common Stock contemplated under our Capital Plan will be dilutive, potentially significantly, to holders of our common stock.”
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
     Under the terms of the Company’s agreement with the U.S. Treasury, for so long as any Series T Preferred Stock remains outstanding, the Company is prohibited from paying dividends on its common stock, and from making certain repurchases of equity securities, including its common stock, without the U.S. Treasury’s consent until the third anniversary of the U.S. Treasury’s investment or until the U.S. Treasury has transferred all of the Series T Preferred Stock to third parties. Furthermore, as long as the Series T Preferred Stock issued to the U.S. Treasury is outstanding, dividend payments and repurchases or redemptions relating to certain equity securities, including its common stock, are prohibited until all accrued and unpaid dividends are paid on such preferred stock, subject to certain limited exceptions. In the event that Midwest is approved for participation in the CAP and uses CAP proceeds to redeem the Series T Preferred Stock, the dividend and repurchase restrictions under the CAP will be applicable to Midwest. The CAP dividend restrictions provide that for so long as the U.S. Treasury owns preferred stock or Common Stock of Midwest that it acquired under the CAP, the maximum quarterly dividend that Midwest will be permitted to pay on its common stock will be $0.01 per share. In addition, Midwest will not be permitted to pay dividends on common stock or any other junior preferred stock or pari passu preferred stock unless all accrued and unpaid dividends on the CAP preferred stock have been paid. The CAP repurchase restrictions provide that for so long as the U.S. Treasury owns preferred stock or Common Stock of Midwest that it acquired under the CAP, Midwest may not repurchase any equity securities or trust preferred securities without the prior consent of the U.S. Treasury.
     In addition, (i) our Certificate of Incorporation currently requires us to pay dividends on our Series A Preferred Stock and on our Series T Preferred Stock before we pay any dividends on our Common Stock and (ii) under the terms of our junior subordinated debentures of the Company, we can not declare or pay any dividends on our Common Stock or preferred stock if we have delayed interest payments on the trust preferred securities issued under the related indenture. During the second quarter of 2009, the Company suspended the payment of dividends on its outstanding Series A Preferred Stock, and Series T Preferred Stock and began deferring interest on its trust preferred securities. Accordingly, we will not pay dividends on our Common Stock to the extent we have not resumed paying dividends on any outstanding shares of Series T Preferred Stock, including all cumulative unpaid dividends, or Series A Preferred Stock and until we begin paying interest on our trust preferred securities and repaying all of the unpaid but accrued interest on such securities.

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
     Our Capital Plan contemplates various methods of issuing additional amounts of common equity in order to improve our capital position, in addition to issuing shares as part of an Exchange Offer, including:
•	seeking an investment by the U.S. Treasury pursuant to the CAP that would be used to exchange our existing Fixed Rate Cumulative Perpetual Preferred Stock, Series T, with an aggregate liquidation preference of $84,784,000 (the “Series T Preferred Stock”), which is currently held by the U.S. Treasury, for another class of mandatory convertible preferred stock to be issued to the U.S. Treasury under the CAP, and to thereafter convert this new class of preferred stock into shares of Common Stock, subject to regulatory approval;

•	negotiating with our primary lender to restructure $55.0 million of senior debt and $15.0 million of subordinated debt; and

•	engaging in one or more private and/or public offerings of common and/or convertible preferred stock.
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
     There can be no assurances that we will not in the future determine that it is necessary or advisable to issue additional shares of Common Stock, securities convertible into or exchangeable for Common Stock or common equivalent securities to fund strategic initiatives or other business needs or to build additional capital, whether as a result of a modification of our Capital Plan or in addition to the actions contemplated by our Capital Plan. The market price of our Common Stock could decline as a result of the Exchange Offer or any of the other exchanges or capital raising activities contemplated by our Capital Plan, as well as other sales of Common Stock or similar securities in the market thereafter, or the perception that such sales could occur. We may also choose to issue securities convertible into or exercisable for our Common Stock and such securities may contain anti-dilution provisions. Such anti-dilution adjustment provisions may have a further dilutive effect on other holders of our Common Stock.
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
     Our issuing a significant amount of convertible preferred equity of the U.S. Treasury or obtaining a significant amount of additional capital any individual private investor could result in a change of control for us under applicable regulatory standards and contractual terms. Such change of control may trigger notice, approval and/or other regulatory requirements in many states and jurisdictions in which we operate. A change in control also could limit our ability to utilize net operating losses and tax credit carryforwards for tax purposes. We are also a party to various contracts and other agreements that may require us to obtain consents from our respective contract counterparties in the event of a change in control or require us to pay change-in-control payments with respect to our officers and key employees (subject to U.S. Treasury restrictions as a result of our participation in TARP or CAP). The failure to obtain any required regulatory consents or approvals or contractual consents due to a change in control and/or any need to make substantial payments under our employment agreements with our officers and key employees may have a material adverse effect on our financial condition, results of operations or cash flows.
Risks Related to Our Business, Operations and Industry
Our results of operations, financial condition and business may be materially, adversely affected if we fail to successfully implement our Capital Plan.
     Our Capital Plan contemplates a number of different strategies intended to reduce our costs, increase our common equity capital and to enable us to withstand and better respond to adverse market conditions. There can be no assurances, however, that we will be able to successfully execute on each or every component of the Capital Plan, in a timely manner or at all, and a number of events and conditions must occur in order for the plan to achieve its intended effect. For instance, one of the key elements of our Capital Plan is to raise $100-$125 million in equity capital. There can be no assurance, however, that private capital will be available to us on acceptable terms or at all. In addition, we must obtain stockholder approval to allow us to increase our authorized common stock and issue the aggregate number of shares of Common Stock contemplated under our Capital Plan. Such stockholder approval, however, may not be obtained. If we are not able to successfully complete our Capital Plan, we could be adversely impacted by negative assessments regarding our ability to withstand continued adverse economic conditions. Moreover, our business, and the value of our securities will be materially and adversely affected, and it will be more difficult for us to meet the capital requirements expected of us by our primary banking regulators. In addition, even if we succeed in executing on our Capital Plan, our regulators could require us to change the amount or composition of our capital or impose other directives relating to our business.
Our regulators have recently completed a safety and soundness examination of the Bank and we anticipate that the Bank will enter into an agreement with our regulators shortly pursuant to which we will agree to take certain corrective actions to improve our financial condition.
     The Bank is subject to extensive supervision and regulation by federal and state bank regulators. The Bank’s regulators conduct periodic safety and soundness examinations of the Bank to ensure that the Bank meets applicable regulatory requirements. The Bank’s primary regulators, the Federal Reserve Bank of Chicago and the Illinois Division of Banking, have recently completed a safety and soundness examination of the Bank.

Given the difficult economic conditions that are negatively impacting the Bank as described above, the Company and the Bank anticipate that the Federal Reserve Bank and the Division of Banking will request that the Bank enter into a written agreement requiring it to take certain steps intended to improve its overall condition. Such an agreement could require the Bank, among other things, to: implement the capital restoration plan described above to strengthen the Bank’s capital position; develop a plan to improve the quality of the Bank’s loan portfolio by charging off loans and reducing its position in assets classified as “substandard”; develop and implement a plan to enhance the Bank’s liquidity position; and enhance the Bank’s loan underwriting and workout remediation teams. The final agreement may contain other conditions and targeted time frames as specified by the regulators.
     The Company believes that the successful completion of all or a significant portion of the Capital Plan will enable the Bank to meet the requirements of any formal supervisory action with the regulators and will ensure that the Bank is able to comply with applicable bank regulations. If, however, we are unable to successfully implement the Capital Plan and cannot comply with the terms of a formal supervisory action with the regulators or any other applicable regulations, we could become subject to additional, heightened supervisory actions and orders. If our regulators were to take such additional actions, we could become subject to various restrictions limiting our ability to develop new business lines, and we could be required to raise additional capital, and/or dispose of certain assets and liabilities. The terms of any such additional regulatory actions, orders or agreements could have a materially adverse effect on the business of the Bank and the Company.
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
     As of September 30, 2009, commercial real estate loans totaled $1.3 billion, or 50% of the Company’s total loan portfolio, and construction loans, including land acquisition and development, totaled an additional $352.1 million, or 13% of its total loan portfolio.
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
     The Company’s nonperforming assets, which consist of nonaccrual loans, foreclosed real estate and other repossessed assets, may also impact the sufficiency of the Company’s allowance for loan losses. Nonperforming assets totaled $214.9 million as of September 30, 2009, an increase of $146.4 million, or 214%, from $68.5 million at September 30, 2008.

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
     Different types of assets and liabilities may react differently, and at different times, to changes in market interest rates. The Company expects that it will periodically experience “gaps” in the interest rate sensitivities of its assets and liabilities. That means either its interest-bearing liabilities will be more sensitive to changes in market interest rates than its interest earning assets, or vice versa. When interest-bearing liabilities mature or reprice more quickly than interest earning assets, an increase in market rates of interest could reduce the Company’s net interest income. Likewise, when interest-earning assets mature or reprice more quickly than interest-bearing liabilities, falling interest rates could reduce net interest income. The Company is unable to predict changes in market interest rates which are affected by many factors beyond its control including inflation, recession, unemployment, money supply, domestic and international events and changes in the United States and other financial markets. Based on its net interest income simulation model, if market interest rates were to increase immediately by 100 or 200 basis points (a parallel and immediate shift of the yield curve) net interest income would be expected to increase by 12.20% and 26.04%, respectively, from what it would be if rates were to remain at December 31, 2008 levels. The actual amount of any increase or decrease may be higher or lower than that predicted by the Company’s simulation model. Net interest income is not only affected by the level and direction of interest rates, but also by the shape of the yield curve, relationships between interest sensitive instruments and key driver rates, balance sheet growth, client loan and deposit preferences and the timing of changes in these variables.
     As result of current market conditions, the Company’s net interest income simulation model did not test the effects of 1.0% and 2.0% decreases in market interest rates at December 31, 2008 or September 30, 2009 as those decreases would result in some deposit interest rate assumptions falling below zero. Nonetheless, the Company’s net interest income could decline in those scenarios as yields on earning assets could continue to adjust downward. Although the Company is seeking to mitigate this risk by instituting interest rate floors into its variable-rate loan products, continuation of the existing interest rate environment, featuring an historically low absolute level of market rates of interest, could have a material adverse effect on the Company.
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
     To the extent our deposit growth is not commensurate with our funding needs, we may need to access alternative, more expensive funding sources, including increasing our reliance on brokered deposits. Addressing these funding needs will be even more challenging if the amount of brokered deposits we utilize approaches our internal policy limits or, if the Bank fails to maintain well-capitalized status, the FDIC requires us to obtain its permission in order to renew any maturing brokered deposits, or if the Federal Home Loan Bank places more stringent requirements on our ability to borrow funds. Likewise, the federal funds market, which is an important short-term liquidity source for us, has experienced a high degree of volatility and disruption since the second quarter of 2008. In 2009, we experienced an increase in deposits that has allowed us to reduce to some extent our reliance on wholesale funding sources for the time being. However, there can be no assurance that this level of deposit growth will continue or that we will be able to maintain the lower reliance on wholesale deposits that we have experienced in the last quarter. There is also no way to determine with any degree of certainty the reasons for the recent growth in our deposits and, hence, whether these deposits are, in whole or in part, permanent or transitory. If the returns in the equity markets continue to improve or FDIC insurance coverage is reduced, some of our deposits could move to higher yielding investment alternatives, thus causing a reduction in our deposits and increased reliance on wholesale funding sources. If in the future additional cost-effective funding is not available on terms satisfactory to us or at all, we may not be able to meet our funding obligations, which could adversely affect our results of operations and earnings.
     Our holding company’s liquidity position is affected by the amount of cash and other liquid assets on hand, payment of interest and dividends on debt and equity instruments issued by the holding company (all of which have been recently suspended or deferred), capital we inject into the Bank, any redemption of debt for cash issued by the holding company, proceeds we raise through the issuance of debt and/or equity instruments through the holding company, if any, and dividends received from the Bank. Our future liquidity position may be adversely affected if a combination of the following events occurs: the Bank continues to experience net losses and, accordingly, is unable or prohibited by our regulators to pay a dividend to the holding company sufficient to satisfy our holding company’s cash flow needs, we deem it advisable or are required by the Federal Reserve to use cash at the holding company to support the capital position of the Bank, the Bank fails to remain “well-capitalized” and, accordingly, our regulators require us to obtain prior approval to renew our existing brokered deposits or originate additional brokered deposits, we are required to provide additional collateral against our FHLB borrowings and are unable to do so, or we have difficulty raising cash at the holding company level through the issuance of debt or equity instruments or accessing additional sources of credit. Our financial flexibility will be severely constrained if we are unable to maintain our access to funding or if adequate financing is not available. If we are required to rely more heavily on more expensive funding sources to support our business, our revenues may not increase proportionately to cover our costs. In this case, our operating margins would be adversely affected. A lack of liquidity and cost-effective funding alternatives would materially adversely affect our results of operations and earnings.

     In addition, the agreements with one of the Bank’s repurchase agreement counterparties permit that counterparty to terminate the repurchase agreements if the Bank does not maintain its well-capitalized status. At September 30, 2009 the Bank’s repurchase agreements with those provisions totaled $262.7 million with fixed interest rates ranging from 2.76% to 4.65%, maturities ranging from approximately 7.5 to 8.5 years, and call provisions (at the counterparty’s option) ranging from three months to one year. Due to the relatively high fixed rates on these borrowings as compared to currently low market rates of interest, the Bank would incur substantial costs to unwind these repurchase agreements if terminated prior to their maturities. Accordingly, if the Bank does not maintain its well-capitalized status and the counterparty exercises its option to terminate one or more of these repurchase agreements prior to maturity, the associated unwind costs could have a material adverse effect on the Company’s results of operations and financial condition.
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
     Changes in the mix of the Company’s funding sources could have an adverse effect on its income. 33% of the Company’s funding sources as of September 30, 2009 are in lower-rate transactional deposit accounts. Market rate increases or competitive pricing could heighten the risk of moving to higher-rate funding sources, which would cause an adverse impact on its net income.
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
     On July 8, 2009, the lender advised the Company that the failure to make the required $5 million principal payment on July 1, 2009 constituted a continuing event of default under the loan agreements (the “Contingent Waiver Default”). The Company also did not make the $5 million principal payment on October 1, 2009. The Company’s decision not to make the principal payment, together with it’s previously announced decision to suspend the dividend on its Series A Preferred Stock and defer the dividends on its Series T preferred stock and interest payments on its trust preferred securities, were made in order to retain cash and preserve liquidity and capital at the holding company.
•	Finally, the revolving line of credit matured on July 3, 2009 and the Company did not pay to the lender all of the aggregate outstanding principal on the revolving line of credit on such date. The failure to make such payments constitutes an additional event of default under the loan agreements (the “Payment Default”; the Financial Covenant Defaults, the Contingent Wavier Default, and the Payment Default are hereinafter collectively referred to as the “Existing Events of Default”).
     As a result of the occurrence and the continuance of the Existing Events of Default, the lender notified the Company that, as of July 8, 2009, the interest rate on the revolving line of credit increased to the default interest rate of 7.25%, and the interest rate under the term loan agreement increased to the default interest rate of 30 day LIBOR plus 455 basis points.
     A breach of any of the covenants under the loan agreements results in a default under the loan agreements. Upon the occurrence of an event of default, the lender may, among other remedies, (1) cease permitting the Company to borrow further under the line of credit, (2) terminate any outstanding commitment and (3) seize the outstanding shares of the Bank’s capital stock held by the Company which have been pledged as collateral for borrowings under the loan agreements. If the lender were to take one or more of these actions, it could have a material adverse effect on the Company’s reputation and operations, and investors could lose their investment in the securities.
     On October 22, 2009, the Company entered into a forbearance agreement with the lender, pursuant to which, among other things, the lender agreed to forbear from exercising the rights and remedies available to it as a consequence of the Existing Events of Default (the “Forbearance”), except for continuing to impose default rates of interest. The Forbearance is effective for the period beginning July 3, 2009 until March 31, 2010, or earlier if, among other things, the Company breaches representations and warranties contained in the forbearance agreement, or the Company defaults on certain obligations under its loan agreements (other than with respect to certain financial and regulatory covenants) or the Bank becomes subject to receivership by the FDIC or the Company becomes subject to other bankruptcy or insolvency type proceeding.
     Although it is not exercising all of its rights and remedies at this time (other than the continued imposition of the default rates of interest on the revolving line of credit and the term loan agreement), the lender has not waived, or committed to waive, the Existing Events of Default or any other default or event of default.
     Upon the expiration of the Forbearance, the principal and interest payments that were due under the revolving line of credit and the term note, as modified by the covenant waivers, at the time the forbearance agreement was entered into will once again become due and payable, along with such other amounts as may have become due during the Forbearance. Absent successful completion of all or a significant portion of the Capital Plan, the Company expects that it would not be able to meet any demands for payment of amounts then due at the expiration of the Forbearance. If the Company is unable to renegotiate, renew, replace or expand its sources of financing on acceptable terms, it may have a material adverse effect on the Company’s business and results of operations. Upon liquidation, holders of the Company’s debt securities and lenders with respect to other borrowings will receive, and any holders of preferred stock that is currently outstanding and that it may issue in the future may receive, a distribution of the available assets prior to holders of Common Stock. The decisions by investors and lenders to enter into equity and financing and refinancing transactions with the Company will depend upon a number of factors, including the Company’s historical and projected financial performance, compliance with the terms of its current loan arrangements, industry and market trends, the availability of capital and its investors’ and lenders’ policies and rates applicable thereto, and the relative attractiveness of alternative investment or lending opportunities. There can be no assurance that the Company will be able to raise sufficient capital to return to compliance under its existing debt arrangements or pay the loans in full.
Our common stock could be delisted from Nasdaq.
     Our common stock is currently listed on Nasdaq. On September 15, 2009, we received a letter notifying us of our failure to maintain a minimum closing bid price of $1.00 per share on our common stock over the preceding 30 consecutive business days as required by Nasdaq rules. Accordingly, we have until March 15, 2010 to demonstrate compliance by maintaining a minimum closing bid price of at least $1.00 for a minimum of ten consecutive business days. If we do not regain compliance with the minimum closing bid price rule by March 15, 2010, our common stock will become subject to delisting by Nasdaq. In such an event, we may be eligible for an additional grace period by transferring our common stock listing from the Nasdaq Global Market to the Nasdaq Capital Market. To transfer our listing to the Nasdaq Capital Market, we will be required to meet Nasdaq Capital Market’s initial listing criteria, other than with respect to the minimum closing bid price requirement. If we are then permitted to transfer our listing to the Nasdaq Capital Market, we expect that we would be granted an additional 180 calendar day compliance period. If we are not eligible to transfer to the Nasdaq Capital Market or for an additional compliance period, we could appeal Nasdaq’s determination to delist its common stock.
     Although we would have an opportunity to regain compliance with Nasdaq’s minimum bid price requirement during the compliance periods described above, the perception or possibility that our Common Stock could be delisted in the future could negatively affect the liquidity and price of our Common Stock. Delisting would have an adverse effect on the liquidity of our common stock and, as a result, the market price for our common stock might become more volatile. Delisting could also make it more difficult for us to raise additional capital. Although we expect that quotes for our common stock would continue to be available on the OTC Bulletin Board or on the “Pink Sheets,” such alternatives are generally considered to be less efficient markets, and our stock price, as well as the liquidity of our common stock, may be adversely impacted as a result.

     Also, in the future we could fall out of compliance with other minimum criteria for continued listing, including minimum market capitalization, minimum stockholders’ equity and minimum public float. A failure to meet any of these other continued listing requirements could result in delisting of our Common Stock.
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
     On May 22, 2009, the FDIC board agreed to impose an emergency special assessment of five basis points on all banks to restore the Deposit Insurance Fund to an acceptable level. The assessment, which was payable on September 30, 2009, is in addition to a planned increase in premiums and a change in the way regular premiums are assessed, which the FDIC board previously approved. This emergency special assessment for the Company was approximately $1.7 million. The FDIC also has publicly stated that at least one additional special assessment for 2009 is probable. On September 29, 2009, the FDIC issued a Notice of Proposed Rulemaking that, if adopted, would require FDIC-insured institutions to prepay their estimated quarterly risk-based assessments for the fourth quarter 2009 and for all of 2010, 2011 and 2012, but would supplant the proposed additional special assessment for 2009. These increases in premium assessments and current and future special assessments have increased and may continue to increase our expenses and adversely impact our earnings.
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
If the Company is required to write down goodwill or other intangible assets or if it is required to mark-to-market certain of its assets or further reduce its deferred tax assets by a valuation allowance, its financial condition and results of operations would be negatively affected.

     When the Company acquires a business, a portion of the purchase price of the acquisition may be allocated to goodwill and identifiable intangible assets. The amount of the purchase price which is allocated to goodwill is determined by the excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired. At September 30, 2009, the Company’s goodwill and identifiable intangible assets were approximately $91.8 million. Under generally accepted accounting principles, if the Company determines that the carrying value of its goodwill or intangible assets is impaired, the Company is required to write down the value of these assets. The Company conducts an annual review to determine whether goodwill and identifiable intangible assets are impaired.
     Under the authoritative guidance for intangibles — goodwill and other (ASC 350), goodwill must be tested for impairment annually and, under certain circumstances, at intervening interim dates. A goodwill impairment test also could be triggered between annual testing dates if an event occurs or circumstances change that would more likely than not reduce the fair value below the carrying amount. Examples of those events or circumstances would include the following:
•	significant adverse change in business climate;

•	significant unanticipated loss of clients/assets under management;

•	unanticipated loss of key personnel;

•	sustained periods of poor investment performance;

•	significant loss of deposits or loans;

•	significant reductions in profitability; or

•	significant changes in loan credit quality.
     The Company’s goodwill and intangible assets are reviewed annually for impairment as of September 30th of each year. This review in 2008 was conducted with the assistance of a third party valuation specialist. In conducting the review, the market value of the Company’s common stock, estimated control premiums, projected cash flow and various pricing analyses are all taken into consideration to determine if the fair value of the assets and liabilities in its business exceed their carrying amounts. On September 30, 2008, the Company recorded a non-cash goodwill impairment charge of $80.0 million. This goodwill impairment charge was not tax deductible, did not impact its tangible equity or regulatory capital ratios, and did not adversely affect its overall liquidity position. It is classified as a noninterest expense item. During each of the quarters ended December 31, 2008, March 31, 2009 and June 30, 2009, management considered whether events and circumstances would require an interim test of goodwill impairment. Management concluded that it was not more likely than not that these events and changes in circumstances, both individual and in the aggregate, reduced the fair value of the Company’s single reporting unit below its carrying amount. Management’s analysis was based on changes in the key indicators and inputs that were used to determine the fair values at September 30, 2008. The Company also completed its annual goodwill impairment study as of September 30, 2009 and determined that goodwill was not impaired.
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
     The Company also is required, under generally accepted accounting principles, to assess the need for a valuation allowance on its deferred tax assets. If, based on the weight of available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized, the Company would be required to reduce its deferred tax assets by a valuation allowance and increase income tax expense. We recently established a valuation allowance of $60.0 million related to our deferred tax assets, which contributed significantly to our net loss for the quarter ended June 30, 2009. At September 30, 2009, the valuation allowance increased to $76.9 million and our net deferred tax asset was $4.1 million and we may be required to reduce this remaining amount in the future, which would adversely affect our earnings or exacerbate any net loss.
If the Company’s investment in the common stock of the Federal Home Loan Bank of Chicago is other than temporarily impaired, its financial condition and results of operations could be materially impaired.
     The Bank owns common stock of the Federal Home Loan Bank of Chicago, FHLBC. The common stock is held to qualify for membership in the Federal Home Loan Bank System and to be eligible to borrow funds under the FHLBC’s advance program. The aggregate cost and fair value of the Company’s FHLBC common stock as of September 30, 2009 was $17.0 million based on its par value. There is no market for the FHLBC common stock.
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
     Recent published reports indicate that certain member banks of the Federal Home Loan Bank System could have materially lower regulatory capital levels due to the application of certain accounting rules and asset quality issues. In an extreme situation, it is possible that the capitalization of a Federal Home Loan Bank, including the FHLBC, could be substantially diminished or reduced to zero. The Company’s FHLBC common stock is accounted for in accordance with the authoritative guidance for financial services — depository and lending (ASC 942-325-35). This guidance provides that, for impairment testing purposes, the value of long term investments such as FHLBC common stock is based on the “ultimate recoverability” of the par value of the security without regard to temporary declines in value. Consequently, if events occur that give rise to substantial doubt about the ultimate recoverability of the par value of the Company’s FHLBC common stock, this investment could be deemed to be other-than-temporarily impaired, and the impairment loss that we would be required to record would cause our earnings to decrease by the after-tax amount of the impairment loss.

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
     The Company’s effective tax rates may be adversely affected by changes in federal or state tax laws, regulations and agency interpretations. In this regard, recent changes in Illinois laws may adversely affect the Company’s results of operations. Under prior tax law, the Company enjoyed favorable tax treatment with respect to the dividends it received from Midwest Funding, L.L.C., a captive real estate investment trust, or a REIT. A change in Illinois tax law relating to the deductibility of captive REIT dividends eliminated this tax benefit beginning January 1, 2009, and is likely to increase the Company’s effective tax rate beginning in that year.
     In addition, in connection with the determination of the Company’s provision for income and other taxes and during the preparation of its tax returns, management makes certain judgments based upon reasonable interpretations of tax laws, regulations and agency interpretations which are inherently complex. Management’s interpretations are subject to challenge upon audit by the tax authorities, which have become increasingly aggressive in challenging tax positions taken by financial institutions, including certain positions that the Company has taken. If the Company is not successful in defending the tax positions that it has taken, the Company’s financial condition and results of operations may be adversely affected.
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
     None
Item 3. Defaults Upon Senior Securities
     None
Item 4. Submission of Matters to a Vote of Security Holders
     None
Item 5. Other Information
     None
Item 6. Exhibits
     The following exhibits are either filed as part of this report or are incorporated herein by reference:

3.1	Amended and Restated By-laws of the Company, as amended to date (incorporated by reference to Registrant’s Report on Form 8-K filed July 29, 2009, File No. 001-13735).

4.2	Certain instruments defining the rights of the holders of long-term debt of the Company and certain of its subsidiaries, none of which authorize a total amount of indebtedness in excess of 10% of the total assets of the Company and its subsidiaries on a consolidated basis, have not been filed as Exhibits. The Company hereby agrees to furnish a copy of any of these agreements to the SEC upon request.

10.1	Amended and Restated Midwest Banc Holdings, Inc. Severance Policy (incorporated by reference to Registrant’s Report on Form 8-K filed July 29, 2009, File No. 001-13735).

10.2	Forbearance agreement dated October 22, 2009 between the Company and M&I Marshall & Ilsley Bank (incorporated by reference to Registrant’s Report on Form 8-K filed October 28, 2009, File No. 001-13735).

31.1	Rule 13a-14(a) Certification of Principal Executive Officer.

31.2	Rule 13a-14(a) Certification of Principal Financial Officer.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, from the Company’s Chief Executive Officer and Chief Accounting Officer.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Date: November 9, 2009

MIDWEST BANC HOLDINGS, INC. (Registrant)
By:	/s/ Roberto R. Herencia
Roberto R. Herencia,
President and Chief Executive Officer

By:	/s/ JoAnn Sannasardo Lilek
JoAnn Sannasardo Lilek,
Executive Vice President and Chief Financial Officer

Exhibit Index

3.1	Amended and Restated By-laws of the Company, as amended to date (incorporated by reference to Registrant’s Report on Form 8-K filed July 29, 2009, File No. 001-13735).

4.2	Certain instruments defining the rights of the holders of long-term debt of the Company and certain of its subsidiaries, none of which authorize a total amount of indebtedness in excess of 10% of the total assets of the Company and its subsidiaries on a consolidated basis, have not been filed as Exhibits. The Company hereby agrees to furnish a copy of any of these agreements to the SEC upon request.

10.1	Amended and Restated Midwest Banc Holdings, Inc. Severance Policy (incorporated by reference to Registrant’s Report on Form 8-K filed July 29, 2009, File No. 001-13735).

10.2	Forbearance agreement dated October 22, 2009 between the Company and M&I Marshall & Ilsley Bank (incorporated by reference to Registrant’s Report on Form 8-K filed October 28, 2009, File No. 001-13735).

31.1	Rule 13a-14(a) Certification of Principal Executive Officer.

31.2	Rule 13a-14(a) Certification of Principal Financial Officer.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, from the Company’s Chief Executive Officer and Chief Accounting Officer.