Form 10-K
period 2009-12-31
MIDWEST BANC HOLDINGS INC
filed 2010-03-31
CIK 1051379

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2009
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
$25.00 liquidation preference, NASDAQ Capital Market
(Title of Class)

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $0.01 par value, NASDAQ Capital Market
(Title of Class)

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐     No ☑

The aggregate market value of the voting and nonvoting common equity held by nonaffiliates of the registrant on June 30, 2009, based on the last sales price quoted on the NASDAQ Global Market System on that date, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $21.0 million.

As of March 30, 2010, the number of shares outstanding of the registrant’s common stock, par value $0.01 per share, was 38,176,225.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Company’s Proxy Statement for the 2010 Annual Meeting of Stockholders are incorporated by reference into Part III.

MIDWEST BANC HOLDINGS, INC.

FORM 10-K

PART I

Item 1.	Business

The Company

Midwest Banc Holdings, Inc. (the “Company”), a Delaware corporation founded in 1983, is a community-based bank holding company headquartered in Melrose Park, Illinois. Through its wholly owned subsidiaries, the Company provides a wide range of services, including traditional banking services, personal and corporate trust services, and insurance brokerage and retail securities brokerage services. The Company’s principal operating subsidiary is Midwest Bank and Trust Company (the “Bank”), an Illinois state bank that operates 26 banking centers in the Chicago metropolitan area. The Company operates in one business segment, community banking, providing a full range of services to individual and corporate customers. Midwest Financial and Investment Services, Inc., a subsidiary of the Bank, is a Financial Industry Regulatory Authority (“FINRA”), registered broker/dealer that provides securities brokerage and insurance services to customers of the Bank.

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

Recent Developments

Outlook for 2010

Regulatory Capital:  As a result of significant credit quality deterioration during 2009, the Bank was “undercapitalized” for regulatory capital ratio purposes at December 31, 2009. Credit quality continued to deteriorate in early 2010 and, as a result, the Bank’s interim capital position was “significantly undercapitalized” as of January 31, 2010. The Company expects the Bank to be “critically undercapitalized” at March 31, 2010. See Item 1. “Business — Supervision and Regulation — Capital Requirements.” In addition, the Company was “undercapitalized” at December 31, 2009 and is expected to remain undercapitalized at March 31, 2010.

Any failure by the Company to improve the Bank’s regulatory capital ratios in a timely manner will result in material adverse consequences, including the possibility that the Company may become subject to a voluntary or involuntary bankruptcy filing, the Bank could be placed into FDIC receivership by its regulators, or the Bank could be acquired by a third party in a transaction in which the Company receives no value for its interest in the Bank, any of which events would be expected to result in a loss of all or a substantial portion of the value of the Company’s outstanding securities.

The Company and the Bank were notified on March 25, 2010 by the Federal Reserve Bank of Chicago (the “Federal Reserve Bank”) that the Bank’s capital plan, submitted on March 15, 2010, was not accepted. According to the Federal Reserve Bank, the plan was not accepted because, among other things, the Company has not yet raised $125 million of new equity, which is a condition to the Company’s ability to convert to common stock the new convertible preferred stock, Series G, that the Company issued to the U.S. Department of the Treasury (the “U.S. Treasury”) in March 2010 in exchange for all outstanding preferred stock, Series T, previously held by the U.S. Treasury.

On March 29, 2010, as a result of the Bank’s significantly undercapitalized status, the Bank consented to the issuance of a Prompt Corrective Action Directive (“PCA”) by the Federal Reserve Bank. The PCA provides that the Bank, in conjunction with the Company, must within 45 days of March 29, 2010 either: (i) increase the Bank’s capital so that it becomes adequately capitalized; (ii) enter into and close on an agreement to sell the Bank subject to regulatory approval and customary closing conditions; or (iii) take other necessary measures to make the Bank adequately capitalized. The PCA also prohibits the Bank from making any capital distributions, including dividends and from soliciting and accepting new deposits bearing an interest rate that exceeds the prevailing effective rates on deposits of comparable amounts and maturities in the Bank’s market area. The Bank must submit to the Federal

Reserve Bank within 30 days a plan and timetable for conforming the rates of interest paid on existing non-time deposit accounts to these levels.

The PCA also subjects the Bank to other operating restrictions, including payment of bonuses to senior executive officers and increasing their compensation, restrictions on asset growth and branching, and ensuring that all transactions between the Bank and any affiliates comply with Section 23A of the Federal Reserve Act. The Bank was already in compliance with certain of these guidelines as the Bank is already significantly undercapitalized. For example, the Bank has been complying with the FDIC’s rules relating to the payment of interest on deposits. The Company and the Bank continue to be subject to the Written Agreement entered into with the Federal Reserve Bank and the Illinois Division of Banking in December 2009 as further described under “Recent Developments — Written Agreement with Regulators.”

Forbearance Agreement:  On October 22, 2009, the Company entered into a Forbearance Agreement with its lender pursuant to which, among other things, the lender agreed to forbear from exercising the rights and remedies available to it as a consequence of certain existing events of default under the Company’s loan agreements (the “Loan Agreements”) through March 31, 2010 (the “Forbearance Agreement”). When the Forbearance Agreement expires on March 31, 2010, the lender could declare all amounts owed under the Loan Agreements immediately due and payable. Should the lender demand payment at that time, or any time thereafter, the Company presently would be unable to repay the amounts due. As a result, the lender could, among other remedies, foreclose on outstanding shares of the Bank’s capital stock, which would have a material adverse effect on the Company’s business, operations and ability to continue as a going concern and could result in a loss of all or a substantial portion of the value of the Company’s outstanding securities.

Although the lender has the right to foreclose on the common stock of the Bank, the Company has not received any indication from the lender through the date of filing that it intends to exercise its rights to foreclose. Should the lender exercise such rights, the Bank could become a wholly-owned subsidiary of the lender or another potential buyer, through a sale of the collateral by the lender. Such a transaction would not likely have an impact on the operations of the Bank or its customers, and customer deposits would continue to be subject to FDIC insurance. If such actions were taken by the lender to exercise its rights to the collateral, the Company’s ability to continue to generate sufficient cash flows to fund its operations and obligations would be significantly limited, which may force the Company into bankruptcy. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Borrowings.” Upon the expiration of the forbearance period, the principal and interest payments that were due under the revolving line of credit and the term note, as modified by the covenant waivers, at the time the Forbearance Agreement was entered into will once again become due and payable, along with such other amounts as may have become due during the forbearance period. Absent successful completion of all or a significant portion of the Capital Plan, the Company expects that it would not be able to meet any demands for payment of amounts then due at the expiration of the forbearance period. If the Company is unable to renegotiate, renew, replace or expand its sources of financing on acceptable terms, it may have a material adverse effect on the Company’s business and results of operations. See Note 5 — Summary of Significant Accounting Policies, Going Concern of the notes to the consolidated financial statements.

Capital Plan:  As announced in 2009, the Company has developed a detailed capital plan in order to, among other things, increase the Company’s common equity capital and raise additional capital. Subsequent to year end, the Company exchanged approximately 82% of its outstanding depositary shares representing interests in the Company’s Series A preferred stock for newly issued shares of common stock, thereby increasing the Company’s common equity capital, and exchanged all outstanding shares of the U.S. Treasury’s Series T preferred stock for shares of a new class of convertible preferred stock, Series G, which provides an opportunity to further increase the Company’s common equity if certain conditions are met, as further discussed under “Recent Developments — Capital Plan — Exchange Transaction with the U.S. Treasury.”

Raising new equity capital is also required by the Company’s and the Bank’s regulators pursuant to recent actions taken by such regulators, as more fully described under “Recent Developments — Written Agreement with Regulators.” While the Company continues to pursue new equity capital, it has not yet received any commitment for a new equity capital investment, and there can be no assurance that the Company will be able to raise a sufficient amount of new equity capital in a timely manner, on acceptable terms or at all. If the Company ultimately is unsuccessful in raising a sufficient amount of new equity capital or, alternatively, executing another strategic initiative, the Company may become subject to a voluntary or involuntary bankruptcy filing, the Bank could be placed into FDIC receivership by its regulators, or the Bank could be acquired by a third party in a transaction in which the Company receives no value for its interest in the Bank. Any such event could be expected to result in a loss of all or a substantial portion of the value of the Company’s outstanding securities.

Going Concern:  The Company incurred net losses of $248.8 million and $162.0 million for the years ended December 31, 2009 and 2008, respectively, primarily due to provisions for credit losses and goodwill impairment charges during both years, tax charges related to a valuation allowance on deferred tax assets in 2009, and impairment charges and realized losses on the preferred stock of FNMA and FHLMC in 2008. Due to the resulting deterioration in capital levels of the Bank and the Company, combined with the current uncertainty as to the Company’s ability to raise sufficient amounts of new equity capital, recent regulatory actions with respect to the Company and the Bank, and the current inability of the Company to repay amounts owed under its Loan Agreements with its primary lender if, upon or subsequent to the expiration of the Forbearance Agreement on March 31, 2010, its primary lender were to declare the amounts outstanding thereunder immediately due and payable, there is substantial doubt about the Company’s ability to continue as a going concern.

The Company’s independent registered public accounting firm has included in its report on the Company’s consolidated financial statements for the year ended December 31, 2009 an explanatory paragraph with respect to the substantial doubt as to the Company’s ability to continue as a going concern. Management’s plans to address the Company’s ability to continue as a going concern are described in detail in Note 2 — Regulatory Capital of the notes to the consolidated financial statements. The Company’s financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Existence of substantial doubt as to the Company’s ability to continue as a going concern may have a material adverse impact on the Company and the Bank’s business, financial condition and results of operations and the ability to raise necessary new equity capital. Moreover, relationships with third parties with whom the Company and the Bank do business or on whom they rely, including depositors (particularly those with deposit accounts in excess of FDIC insurance limits), customers and clients, vendors, employees and financial counter-parties could be significantly adversely impacted because these individuals and entities may react adversely to events leading to the conclusion that there is a substantial doubt about the Company’s ability to continue as a going concern, making it more difficult for the Company to address the issues giving rise to the substantial doubt about its ability to continue as a going concern.

Liquidity — Bank:  The Bank depends on access to a variety of funding sources, including deposits, to provide sufficient liquidity to meet its commitments and business needs and to accommodate the transaction and cash management needs of its clients, including funding loans. The Bank also must have sufficient funds available to satisfy its obligation to repay any wholesale borrowings it has outstanding, including brokered deposits and other obligations, when they come due. Although management currently believes the Bank has the ability and the available liquidity to meet its near-term potential and actual obligations, if in the future additional cost-effective funding is not available on terms satisfactory to the Bank or at all, the Bank may not be able to meet its funding obligations, which could adversely affect the Company’s results of operations. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity.”

Liquidity — Company:  As a holding company without independent operations, the Company’s liquidity (on an unconsolidated basis) is primarily dependent upon the Company’s ability to raise debt or equity capital from third parties and the receipt of dividends from its operating subsidiary. The Company is currently in default under its Loan Agreements with its primary lender, and its revolving credit facility has matured and is no longer available. Despite its recent efforts to obtain new equity capital, the Company has not yet obtained a commitment for new equity capital. As a result of recent regulatory actions, the Company’s principal operating subsidiary, the Bank, is prohibited from paying any dividends or making any loans to the Company. At December 31, 2009, the Company’s cash and cash equivalents, on an unconsolidated basis amounted to $3.4 million. Presently, the Company does not have sufficient liquidity on an unconsolidated basis to meet its short-term obligations, which include the approximately $63.6 million in outstanding debt that its lender could accelerate and demand payment for upon the expiration of the Forbearance Agreement on March 31, 2010. Assuming continued receipt of management fees from the Bank, which are subject to approval the Bank’s regulators, the Company believes that, if the lender does not exercise its right to demand payment of amounts owed under the Loan Agreements, that it has adequate liquidity to meet its near-term commitments. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity.”

Goodwill Impairment; Increase in Valuation Allowance:  The Company is in the process of assessing the carrying value of goodwill and it is possible that the Company may be required to recognize an impairment in the quarter ended March 31, 2010, as it believes that the events and changes in circumstances noted above represent trigger events under the authoritative guidance, indicating potential impairment of goodwill. As of December 31, 2009, the carrying amount of goodwill was $64.9 million. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Goodwill.” The Company is in the process of assessing the realizability of its deferred tax assets and it is possible that the Company may be required to recognize an additional impairment in the quarter ended March 31, 2010.

Repurchase Agreements:  The agreements with one of the Bank’s repurchase agreement counterparties could permit that counterparty to terminate the repurchase agreements if the Bank does not maintain its well-capitalized status. Because the Bank is currently not well-capitalized, there is a risk that the counterparty could exercise its option to terminate one or more of these repurchase agreements prior to maturity. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Borrowings.”

Written Agreement with Regulators

As a result of a safety and soundness examination of the Bank by the Federal Reserve Bank of Chicago (the “Federal Reserve Bank”) and the Illinois Department of Financial and Professional Regulation, Division of Banking (the “Illinois Division of Banking”), the Company and the Bank entered into a written agreement (the “Written Agreement”) with the Federal Reserve Bank and the Illinois Division of Banking on December 18, 2009, that is intended to strengthen the Bank and improve the Company’s overall financial condition. As disclosed in previous documents filed with the Securities and Exchange Commission, the Company had anticipated entering into a formal supervisory action following the completion of the examination and was already taking many of the steps referenced in the Written Agreement.

The Written Agreement establishes timeframes for the completion of measures which have been previously identified by the Company and the regulators as important to improve the Company’s financial performance. Under the Written Agreement, the Company was required to prepare and file with the regulators within specified timeframes (generally, 60 days from the date of the Written Agreement) various specific plans designed to improve (i) board oversight over the management and operations of the Bank, (ii) credit risk management practices, (iii) management of problem loans, (iv) the allowance for loan losses, (v) the Bank’s earnings and budget, (vi) liquidity and funds management and (vii) interest rate risk management.

The Written Agreement requires, among other things, that the Company and the Bank obtain prior approval in order to pay dividends. In addition, the Company must obtain prior approval of the Federal Reserve Bank to (i) take any other form of payment from the Bank representing a reduction in capital of the Bank; (ii) make any distributions of interest, principal or other sums on subordinated debentures or trust preferred securities; (iii) incur, increase or guarantee any debt; or (iv) purchase or redeem any shares of the Company’s stock. Pursuant to the terms of the Written Agreement, the Company and the Bank were also required, within 60 days of the date of the Written Agreement, to submit an acceptable written plan to the regulators to maintain sufficient capital at the Company, on a consolidated basis, and at the Bank on a standalone basis. The Company submitted its written plan in February 2010. In addition, the Written Agreement also provides that the Company and the Bank must notify the Federal Reserve Bank and the Illinois Division of Banking if the capital ratios of either fall below those set forth in the capital plans that are approved by the Federal Reserve Bank and the Illinois Division of Banking. The Company must also notify the regulators before appointing any new directors or senior executive officers or changing the responsibilities of any senior executive officer position. The Written Agreement also requires the Company and the Bank to comply with certain restrictions regarding indemnification and severance payments.

The Bank must furnish periodic progress reports to the Illinois Division of Banking and the Federal Reserve Bank regarding its compliance with the Written Agreement. The Written Agreement will remain in effect until stayed, modified, terminated or suspended by the Federal Reserve Bank and the Illinois Division of Banking.

There can be no assurance that the Company will be able to satisfy, in a timely manner or at all, the requirements set forth in the Written Agreement, or that the plans adopted in response to the Written Agreement’s requirements will have their intended effect. The Company believes that the successful completion of all or a significant portion of its capital plan, as defined below, which includes executing transactions that seek to improve the Company’s and the Bank’s capital position, increase its common equity and Tier 1 capital and raise additional capital, will help the Bank and the Company to meet the requirements of the Written Agreement. The Company believes that a new equity raise of approximately $250 million in conjunction with the Company’s primary lender restructuring its debt to common equity will position the Company and Bank to remain well capitalized through at least December 31, 2010. However, the successful completion of all or any portion of the Capital Plan is not assured, and if the Company or the Bank is unable to timely comply with the terms of the Written Agreement or any other applicable regulations or regulatory directives, including the recently issued PCA, the Company and the Bank could become subject to additional, heightened supervisory actions and orders, which could, among other things, mandate additional capital, require the sale of certain assets and liabilities, and otherwise have a material adverse effect on the business of the Bank and the Company. Failure of the Company and the Bank to meet these conditions could lead to further enforcement action by the regulators, including the appointment of a receiver for the Bank, and any such appointment could be expected to result in a loss of the entire value of the Company’s outstanding securities. See also “Recent Developments — Outlook for 2010” for a discussion of the PCA recently issued by the Federal Reserve Bank.

Regulatory Capital

As of December 31, 2009, the Company and the Bank did not meet all regulatory capital adequacy requirements administered by the federal banking agencies. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, banks must meet specific capital guidelines that involve quantitative measures of assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. Prompt corrective action provisions are not applicable to bank holding companies.

Quantitative measures established to ensure capital adequacy require banks and bank holding companies to maintain minimum amounts and ratios of total and Tier 1 capital to risk-weighted assets and Tier 1 capital to average assets. If a bank does not meet these minimum capital requirements, as defined, bank regulators can initiate certain actions that could have a direct material adverse effect on the bank’s financial condition and ongoing operations.

As of December 31, 2009, the most recent Federal Deposit Insurance Corporation notification categorized the Bank as undercapitalized under the regulatory framework for prompt corrective action. As a result of the Bank’s undercapitalized status for regulatory capital purposes as of December 31, 2009, the Bank is no longer able to accept or renew brokered deposits, whether wholesale or retail, secure deposits rates that are 75 basis points higher than the prevailing effective rates on insured deposits of comparable amounts or maturities in the Bank’s normal market area or the national rates periodically release by the FDIC, pay dividends or make other capital distributions, or obtain funds through Federal funds lines.

In addition, the agreements with one of the Bank’s repurchase agreement counterparties could permit that counterparty to terminate the repurchase agreements as a result of the Bank being categorized as less than well capitalized. At December 31, 2009, the Bank’s repurchase agreements with those provisions totaled $262.7 million with fixed interest rates ranging from 2.76% to 4.65%, maturities ranging from approximately 7.5 to 8.5 years, and quarterly call provisions (at the counterparty’s option). Due to the relatively high fixed rates on these borrowings as compared to currently low market rates of interest, the Bank would incur substantial costs to unwind these repurchase agreements if terminated prior to their maturities. These associated unwind costs could have a material adverse effect on the Company’s results of operations and financial condition in the period of payment. The associated unwind costs would be the difference between the fair value and carrying value of the repurchase agreements on the date of termination. Because the repurchase agreements are collateralized at an amount sufficient to cover any such unwind costs which may be incurred, any such costs would result in a charge in the statement of operations but would not expect to have an adverse effect on the Bank’s liquidity.

Based on current trends, the Company projects the Bank will be critically undercapitalized at March 31, 2010. See “Recent Developments — Outlook for 2010.”

See Note 19 — Capital Requirements of the notes to the consolidated financial statements for a further discussion of the Company’s and Bank’s capital requirements.

Capital Plan

In July 2009, the Company announced that it had developed a detailed capital plan and timeline for execution (the “Capital Plan”). The Capital Plan was adopted in order to, among other things, improve the Company’s common equity capital and raise additional capital to enable it to better withstand and respond to adverse market conditions. Management has completed, or is in the process of completing a number of significant steps as part of the Capital Plan.

Steps already completed include the following:

•	Exchanging 82% of the Company’s outstanding depositary shares, each representing 1/100th fractional interest in a share of the Company’s Series A noncumulative redeemable convertible perpetual preferred stock, for shares of the Company’s common stock (the “Exchange Offer”);

•	Exchange by the U.S. Treasury of the Company’s outstanding Series T preferred stock for a new series of fixed rate cumulative mandatorily convertible preferred stock, Series G;

•	Cost reduction initiatives, including a reduction in force of over 100 employees, completed on September 30, 2009, salary reductions, suspension of certain benefits, elimination of discretionary projects and initiatives and an increased focus on expense control;

•	Retaining independent consultants to refine cumulative credit loss projections;

•	Engaging investment banking support to assist with the Capital Plan;

Exchange Transaction with the U.S. Treasury.  On March 8, 2010, the U.S. Treasury exchanged the 84,784 shares of Series T preferred stock, having an aggregate approximate liquidation preference of $84.8 million, plus approximately $4.6 million in cumulative dividends not declared or paid on such preferred stock, for a new series of fixed rate cumulative mandatorily convertible preferred stock, Series G, with the same liquidation preference. The warrant dated December 5, 2008 to purchase 4,282,020 shares of common stock was also amended to re-set the strike price of the warrant to be consistent with the conversion price of the Series G preferred stock. The U.S. Treasury has the authority to convert the new preferred stock into the Company’s common stock at any time. In addition, the Company can compel a conversion of the new preferred stock into common stock, subject to the following conditions: (i) the Company receives appropriate approvals from the Federal Reserve; (ii) approximately $78.6 million principal amount of the Company’s revolving, senior, and subordinated debt shall have previously been converted into common stock on terms acceptable to the U.S. Treasury in its sole discretion; (iii) the Company shall have completed a new cash equity raise of not less than $125 million on terms acceptable to the U.S. Treasury in its sole discretion; and (iv) the Company has made the anti-dilution adjustments to the new preferred stock, if any, as required by the terms thereof. Unless earlier converted, the new preferred stock converts automatically into shares of the Company’s common stock on March 8, 2017.

Having successfully completed the Exchange Offer and the exchange with the U.S. Treasury, management is now concentrating on the restructuring of the Company’s outstanding senior debt and certain subordinated debt with its primary lender along with raising significant new equity capital. Accomplishing both of these components is essential to the successful completion of the overall Capital Plan because the inability to complete one of these components will significantly jeopardize the ability to realize the achievement of the other principal components. Accordingly, the Company expects that any failure to complete either one of these two final components will affect its ability to continue as a going concern.

Capital Raising Activities.  The Company is involved in discussions and information sharing with several potential strategic and financial investors that are conducting due diligence reviews of the Company and its business.

Restructuring of Debt with Primary Lender.  The Company continues to be in discussions with its primary lender concerning its willingness to restructure the Company’s outstanding debt or convert all or a portion of such debt into common stock. The Company currently has $8.6 million outstanding on a revolving line of credit together with $55.0 million outstanding under a separate term note with its primary lender. These loans are secured by all of the outstanding shares of stock of the Bank. On October 22, 2009, the Company entered into a forbearance agreement (the “Forbearance Agreement”) with the lender, pursuant to which, among other things, the lender agreed to forbear from exercising the rights and remedies available to it as a consequence of certain existing events of default (except for continuing to impose default rates of interest) until March 31, 2010, or earlier in the event of certain breaches or defaults or upon the occurrence of certain receivership or insolvency events. The Company has not breached or defaulted under any of its representations, warranties or obligations contained in either the Forbearance Agreement or credit agreements. The Company has received no commitment from its lender that it will pursue a debt restructuring or conversion transaction with the Company.

Other Recent Developments

The Company had a net loss of $242.7 million for the year ended December 31, 2009. Basic and diluted loss per share for the year ended December 31, 2009 were both $8.89. This loss was mainly attributed to the $170.2 million provision for credit losses as the Company continued to address credit issues, tax charges including $116.3 million related to a valuation allowance on deferred tax assets and $8.1 million related to the liquidation of bank-owned life insurance, and a goodwill impairment charge of $14.0 million. Margin was also negatively impacted by repositioning of the securities portfolio which achieved a $107.2 million reduction in risk-weighted assets along with several other liquidity preservation steps but at a cost of reduced earning asset yields for 2009. Noninterest expense was also negatively affected by higher Federal Deposit Insurance Corporation (“FDIC”) insurance costs and professional fees incurred to perform independent cumulative loan loss studies under various methodologies and assumptions, including highly stressed scenarios, in order to determine the Company’s capital needs, as well as execute the Capital Plan. Operating expenses increased further to manage impaired loans within the special assets group, and carrying costs of foreclosed properties. The increases were partially offset by the impact of staff reductions, suspension of the 401(k) match and other expense control initiatives estimated at $15.9 million on an annual basis.

Executive management was expanded to add additional talent with specific skills essential to work on mission critical tasks. Stephen L. Eastwood was named Executive Vice President and Chief Risk Officer of the Bank in November 2009. Alberto J. Paracchini was named Executive Vice President, Planning and Development of the Bank in January 2010. Darrin R. Bacon was named Executive Vice President, Head of Commercial and Industrial Lending of the Bank in February 2010.

On July 28, 2009, the Board of Directors of the Bank and the Company accepted the resignation of three directors, reducing the Boards from eleven to eight members. On September 21, 2009, the Company announced the death of director Thomas A. Rosenquist. The boards of the Company and the Bank now have seven members.

On May 15, 2009, Roberto R. Herencia assumed the role of president and Chief Executive Officer of the Company and the Bank, replacing J. J. Fritz, who became senior executive vice president of the Company. Mr. Herencia, who also was appointed to the board of directors of the Company, was formerly president and director of Banco Popular North America based in Chicago and executive vice president of Popular, Inc., the parent company. Under Mr. Herencia’s direction, the Company immediately tightened its loan underwriting and pricing criteria, began aggressive balance sheet repositioning activities, and developed a comprehensive capital plan. Actions the Company has taken to tighten its loan underwriting include tightening debt coverage capacity and loan to value advance rates; enhancing stress testing of new loans assuming both interest rate and credit risk changes; determining the adequacy of prior loan repayment sources in both the current market and potential future more adverse markets; increasing the focus on secondary source of repayment capacity over and above collateral; requiring increased equity for lending transactions; and strengthening credit risk review of guarantor liquidity and financial net worth to support potential additional needs for equity or capital to support loan transactions. In addition, the Bank has identified select industries where there are perceived higher levels of increased risk or less stability to determine current loan exposure to these markets and determine proactive steps to mitigate risk or exit certain industries or credit relationships. These activities are designed to right-size the Company by reducing the loan portfolio, both in the aggregate and within the select industry portfolios noted above, thereby reducing risk-weighted assets commensurate with the decreasing amount of available capital. As a result of these activities, the Company reported asset reductions since the second quarter of 2009 and reductions in risk-weighted assets as defined for regulatory capital purposes.

The Company also announced on May 6, 2009, that the Board of Directors made the decision to suspend the dividend on the $43.1 million of Series A Preferred Stock; defer the dividend on the $84.8 million of Series T Preferred Stock; and defer interest payments on $60.8 million of its junior subordinated debentures as permitted by the terms of such debentures. The Written Agreement requires the Company to obtain prior approval to resume dividend payments in respect of the Series A Preferred Stock or interest payments in respect of its junior subordinated debentures.

In response to the financial crises affecting the overall banking system and financial markets, on October 3, 2008, the Emergency Economic Stabilization Act of 2008 (“EESA”), was enacted. Under the EESA, the U.S. Treasury has the authority to, among other things, purchase mortgages, mortgage backed securities and certain other financial instruments from financial institutions for the purpose of stabilizing and providing liquidity to the U.S. financial markets.

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

The EESA followed, and has been followed by, numerous actions by the Federal Reserve, the U.S. Congress, U.S. Treasury, the FDIC, the Securities and Exchange Commission (“SEC”) and others to address the current liquidity and credit crisis that has followed the sub-prime meltdown that commenced in 2007. These measures include homeowner relief that encourage loan restructuring and modification; the establishment of significant liquidity and credit facilities for financial institutions and investment banks; the lowering of the federal funds rate; emergency action against short selling practices; a temporary guaranty program for money market funds; the establishment of a commercial paper funding facility to provide back-stop liquidity to commercial paper issuers; and coordinated international efforts to address illiquidity and other weaknesses in the banking sector.

On February 17, 2009, President Barack Obama signed the American Recovery and Reinvestment Act of 2009 (“ARRA”), more commonly known as the economic stimulus or economic recovery package. ARRA includes a wide variety of programs intended to stimulate the economy and provide for extensive infrastructure, energy, health and education needs. In addition, ARRA imposes new executive compensation and corporate governance limits on current and future participants in Troubled Asset Relief Program (“TARP”), including the Company, which are in addition to those previously announced by U.S. Treasury. The new limits remain in place until the participant has redeemed the preferred stock sold to U.S. Treasury, which is now permitted under ARRA without penalty and without the need to raise new capital, subject to U.S. Treasury’s consultation with the recipient’s appropriate federal regulator.

Among the provisions in the ARRA are restrictions affecting financial institutions that are participating in the Capital Purchase Program (“CPP”). These provisions are set forth in the form of amendments to the EESA. The amendments provide that during the period in which any TARP obligation is outstanding (other than those relating to warrants), TARP recipients are subject to standards for executive compensation and corporate governance to be set forth in regulations to be issued by the U.S. Treasury. A discussion of the EESA compensation rules is set forth below at “Supervision and Regulation — Participation in Capital Purchase Program.”

Both the Federal Reserve and the FDIC have recently proposed rules which will affect incentive compensation plans of banks and bank holding companies. See “Supervision and Regulation — Compensation Guidelines.”

In 2009, the FDIC increased premium assessments to maintain adequate funding of the Deposit Insurance Fund. These increases in premium assessments have increased the Company’s expenses. A discussion of FDIC premium assessments is discussed below at “Supervision and Regulation — Financial Institution Regulation.”

2008 Developments

The Company recognized a non-cash, non-operating, other-than-temporary impairment charge of $47.8 million at September 30, 2008 on certain FNMA and FHLMC preferred equity securities similar to the impairment charge of $17.6 million taken in the first quarter of 2008. In September 2008, the Company sold a portion of its FNMA and FHLMC preferred equity securities recognizing a $16.7 million loss. It also recognized an $80.0 million impairment charge on its goodwill intangible asset based upon the annual test performed with the assistance of a nationally recognized third party valuation specialist. The decline in value was primarily the result of a decline in market capitalization. During 2008, the Company recognized net loan charge-offs of $54.1 million and recorded a $71.8 million loan loss provision, reflecting management’s updated assessments of impaired loans and concerns about the continued deterioration of economic conditions. During the first quarter of 2008, the Company also incurred a $7.1 million loss on the early extinguishment of debt arising from the prepayment of $130.0 million in FHLB advances, and recognized a $15.2 million gain on the sale of real estate.

On December 5, 2008, for an aggregate purchase price of $84.784 million, the Company sold 84,784 shares of Series T Preferred stock to the U.S. Treasury and issued a warrant to the U.S. Treasury which will allow it to acquire 4,282,020 shares of the Company’s common stock for $2.97 per share. The proceeds of $84.8 million were allocated between the Series T Preferred stock and the warrant based on their relative fair values. A nationally recognized independent valuation specialist was used to assist in the valuation of the Series T Preferred stock and the related warrant.

The Board of Directors of the Company and the Bank elected Percy L. Berger Chairman of the Board of Directors of the Company and the Bank effective December 31, 2008. Mr. Berger replaced Homer J. Livingston, Jr. who resigned as a Director and Chairman effective December 31, 2008.

Strategy

The year ended December 31, 2009 was the Company’s most challenging year. Like all other financial institutions, it faced the worst economy in 75 years. The Company entered the economic recession in a weakened financial position due to two major issues: (1) the Company suffered an $82.1 million loss in 2008 on investments in preferred stock of FNMA and FHLMC substantially reducing the Company’s capital position; and (2) the Company had financed the cash component of the bank acquisition in 2007 with bank loans secured by the Bank’s stock, subordinated debt, and a convertible preferred stock issue. These two matters left the Company with less tangible equity and financial flexibility to confront the economic recession. As the recession ensued, the Company incurred net losses of $248.8 million and $162.0 million for the years ended December 31, 2009 and 2008, respectively, primarily due to provisions for credit losses and goodwill impairment charges during both years, tax charges related to a valuation allowance on deferred tax assets in 2009, and impairment charges and realized losses on the preferred stock of FNMA and FHLMC in 2008 noted above. Due to the resulting deterioration in capital levels of the Bank and the Company, the Company and the Bank entered into a Written Agreement on December 18, 2009 and a Prompt Corrective Action on March 29, 2010, both as described in “Recent Developments — Outlook for 2010.”

Due to these overriding concerns, the Bank’s 2009 strategy focused on Building a New Foundation. That strategy was created and launched by the Company’s new Chief Executive Officer, Roberto R. Herencia, who joined the Bank in May 2009. The strategy for recovery and rebuilding, initiated through Mr. Herencia’s 100-Day Plan contained the following five components:

1. Preserve capital by optimizing the use of the Company’s balance sheet;

2. Ensure credit discipline and creation of stress testing the loan portfolio;

3. Reduce expenses;

4. Craft a comprehensive capital plan; and

5. Communicate, communicate, communicate — with employees, customers, and stakeholders.

In July 2009, the Company announced that it had developed a detailed capital plan and timeline for execution in order to, among other things, improve the Company’s common equity capital and raise additional capital to enable it to better withstand and respond to adverse market conditions. As described above in “Recent Developments — Capital Plan,” management has completed or is in the process of completing a number of significant steps as part of the Capital Plan. The Company’s immediate priorities are to comply with the terms of the PCA and Written Agreement, restore the capital ratios, and preserve the value of the Bank.

The Company seeks to emerge as a strong, viable community bank with minimal nonperforming assets and classified loans, high capital ratios, ample liquidity, quality performance and proven management in place. The Company is committed to building customer relationships, delivering for stockholders, partnering with its communities and engaging employees.

Certain information with respect to the Bank and the Company’s nonbank subsidiaries as of December 31, 2009, is set forth below:

			# of Banking
			Centers
Company Subsidiaries	Headquarters	Market Area	or Offices

Bank:
Midwest Bank and Trust Company	Elmwood Park, IL	Algonquin, Bensenville, Bloomingdale, Buffalo Grove, Chicago, Des Plaines, Downers Grove, Elgin, Elmwood Park, Franklin Park, Glenview, Hinsdale, Inverness, Long Grove, McHenry, Melrose Park, Mount Prospect, Naperville, Norridge, North Barrington, Roselle, and Union	26
Non-bank subsidiaries of the Bank:
MBTC Investment Company	Las Vegas, NV	*	2
Midwest Funding, L.L.C.	Melrose Park, IL	**	1
Midwest Financial and Investment
Services, Inc.	Elmwood Park, IL	****	23
Non-bank subsidiaries of the Company:
MBHI Capital Trust III	Melrose Park, IL	***	—
MBHI Capital Trust IV	Melrose Park, IL	***	—
MBHI Capital Trust V	Melrose Park, IL	***	—
Royal Capital Trust I	Melrose Park, IL	***	—
Northwest Capital Trust I	Melrose Park, IL	***	—

*	Provides additional investment portfolio management to the Bank.

**	Provides real estate asset management services to the Bank.

***	The trust is a statutory business trust formed as a financing subsidiary of the Company.

****	Provides securities brokerage services.

History

The Bank

Midwest Bank and Trust Company was established in 1959 in Elmwood Park, Illinois to provide community and commercial banking services to individuals and businesses in the neighboring western suburbs of Chicago. The

Company has pursued growth opportunities for the Bank through acquisitions and the establishment of new branches. The most recent are described below.

•	On October 1, 2007, the Company completed its acquisition of Northwest Suburban Bancorp, Inc. (“Northwest Suburban”). The Company issued 3.7 million common shares, paid $81.2 million in cash, and incurred $414,000 in costs which were capitalized for a total purchase price of $136.7 million. Northwest Suburban’s primary operating subsidiary, Mount Prospect National Bank, merged into the Bank on October 1, 2007. Northwest Suburban had total assets of $546.2 million.

•	During December 2008, the Bank closed two unprofitable branches located in Addison and Lake Zurich, Illinois.

•	During 2009, the Bank relocated its Bucktown and Michigan Avenue Chicago branches and opened a second branch in the downtown Chicago business district. Also, in June 2009, the Bank closed two unprofitable branches located in Island Lake and Lakemoor, Illinois.

Non-bank Subsidiaries

The Bank’s non-bank subsidiaries were established to support the retail and commercial banking activities of the Bank.

In August 2002, the Bank established MBTC Investment Company. This subsidiary was capitalized through the transfer of investment securities from the Bank and was formed to diversify management of that portion of the Company’s securities portfolio. In May 2006, MBTC Investment Company established Midwest Funding, L.L.C. This subsidiary holds real estate assets.

In July 2006, the Bank acquired Midwest Financial and Investment Services, Inc. (“Midwest Financial”) through the acquisition of Royal American Corporation (“Royal American”). Midwest Financial is a registered bank-affiliated securities broker-dealer and registered investment advisor and is registered with the SEC as a broker-dealer and is a member of FINRA. It operates a general securities business as an introducing broker-dealer.

The Company formed four statutory trusts between October 2002 and June 2005 to issue $54.0 million in floating-rate trust preferred securities. Through the Royal American merger in July 2006, the Company acquired a statutory trust that in April 2004 had issued $10.0 million in trust preferred securities which had a fixed rate until the optional redemption date of July 23, 2009 and a floating rate thereafter until maturity. Through the Northwest Suburban merger in October 2007, the Company acquired a statutory trust that in May 2004 had issued $10.0 million in floating-rate trust preferred securities. These offerings were pooled private placements exempt from registration under the Securities Act of 1933 pursuant to Section 4(2) thereunder. In November 2007, the Company redeemed $15.0 million in trust preferred securities originally issued through MBHI Capital Trust II. The Company has provided a full, irrevocable, and unconditional subordinated guarantee of the obligations of the five existing trusts under the preferred securities. The Company is obligated to fund dividends on these securities before it can pay dividends on its shares of common and preferred stock. See Note 16 — Junior Subordinated Debentures of the notes to the consolidated financial statements. These five trusts and their trust preferred securities are detailed below as follows:

					Initial
				Mandatory	Optional
				Redemption	Redemption
Issuer	Issue Date	Amount	Rate	Date	Date(1)
		(In thousands)

MBHI Capital Trust III	December 19, 2003	$9,000	LIBOR+3.00%	December 30, 2033	December 30, 2008
MBHI Capital Trust IV	December 19, 2003	10,000	LIBOR+2.85%	January 23, 2034	January 23, 2009
MBHI Capital Trust V	June 7, 2005	20,000	LIBOR+1.77%	June 15, 2035	June 15, 2010
Royal Capital Trust I	April 30, 2004	10,000	6.62% until July 23, 2009; LIBOR+2.75% thereafter	July 23, 2034	July 23, 2009
Northwest Suburban Capital Trust I	May 18, 2004	10,000	LIBOR+2.70%	July 23, 2034	July 23, 2009

(1)	Redeemable at option of the Company as of the initial optional redemption date provided and quarterly thereafter.

Markets

The largest segments of the Company’s customer base live and work in relatively mature markets in Cook, DuPage, Kane, Lake, and McHenry Counties. The Company considers its primary market areas to be those areas immediately surrounding its offices for retail customers and generally within a 10-20 mile radius for commercial relationships. The Bank operates 26 full-service locations in the Chicago metropolitan area. The communities in which the Bank’s offices are located have a broad spectrum of demographic characteristics. These communities include a number of densely populated areas as well as suburban areas, and some extremely high-income areas as well as many middle-income and some low-to-moderate income areas.

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

Several major multi-bank holding companies operate in the Chicago metropolitan market. Generally, these financial institutions are significantly larger than the Company and have access to greater capital and other resources. Several hundred new bank branches were opened in the Company’s marketplace between 2004 and 2007. Deposit pricing is competitive with promotional rates frequently offered by competitors. In addition, many of the Company’s non-bank competitors are not subject to the same degree of regulation as that imposed on bank holding companies, federally insured banks, and Illinois-chartered banks. As a result, such non-bank competitors have advantages over the Company in providing certain services.

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

The Chicago market is highly competitive making it more difficult to retain and attract customer relationships. The Company recognizes this and has initiatives to address the competition. Part of the Company’s marketing strategy is to create a performance-driven sales environment, increase activity in its branches, launch a renewed promotional image, and build and market a strong private banking program. The Company competes for qualified personnel by offering competitive levels of compensation, management and employee cash incentive programs, and by augmenting compensation with stock options and/or restricted stock grants pursuant to its stock and incentive plan. Attracting and retaining high quality employees is important in enabling the Company to compete effectively for market share.

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

Time Deposits.  The Company offers a wide range of time deposits (including traditional and Roth Individual Retirement Accounts), usually offered at premium rates with special features to protect the customer’s interest earnings in changing interest rate environments.

Lending Services

The Company’s loan portfolio consists of commercial loans, construction loans, commercial real estate loans, consumer real estate loans, and consumer loans. The Company generally requires personal guarantees of the principal except on cash secured, state or political subdivision, or not-for-profit organization loans. The Company offers lending services in the following areas:

Commercial Loans.  Commercial and industrial loans are made to small-to medium-sized businesses that are sole proprietorships, partnerships, and corporations. Generally, these loans are secured with collateral including accounts receivable, inventory and equipment. The personal guarantees of the principals may also be required. Frequently, these loans are further secured with real estate collateral. Owner-occupied commercial real estate loans, where repayment is not dependent on the real estate collateral, are classified as commercial loans.

Construction Loans.  Construction loans include loans for land development and for commercial and residential development and improvements. The majority of these loans are in-market to known and established borrowers. During the past three years, these types of loans decreased as a percentage of the loan portfolio to 13.3% at December 31, 2009 from 21.8% at December 31, 2006.

Commercial Real Estate Loans.  Commercial real estate loans are loans secured by real estate including farmland, multifamily residential properties, and other nonfarm-nonresidential properties. These loans are generally short-term balloon loans, with fixed or adjustable rate mortgages and terms of one to five years.

Consumer Real Estate Loans.  Consumer real estate loans are made to finance residential units that will house from one to four families. The Company originates both fixed and adjustable rate consumer real estate loans.

Home equity lines of credit, included within the Company’s consumer real estate loan portfolio, are secured by the borrower’s home and can be drawn at the discretion of the borrower. These lines of credit are generally at variable interest rates. Home equity lines, combined with the outstanding loan balance of prior mortgage loans, generally do not exceed 80% of the appraised value of the underlying real estate collateral at the time of issuance.

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

ATMs

The Bank maintains a network of 30 ATM sites generally located within the Bank’s local market. All ATMs are owned by the Bank. Twenty-six of the ATM sites are located at various banking centers and four are maintained off-site. The Bank is a member of the STAR, Allpoint/STARsf, and MoneyPass networks. The Bank’s participation in the Allpoint /STARsf and MoneyPass networks allows customers to have surcharge free access to their accounts at thousands of ATMs nationwide.

Trust Activities

The Bank offers personal and corporate trust, employee benefit trust, land trust, and agencies, custody, and escrow services. As of December 31, 2009, the Bank maintained trust relationships holding an aggregate market value of $154.8 million in assets and administered 1,565 land trust accounts.

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

Employees

As of December 31, 2009, the Company and its subsidiaries had 416 full-time equivalent employees compared to 536 full-time equivalent employees a year ago. Management considers its relationship with its employees to be good.

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

The Company has a Corporate Governance webpage. The public can access information about the Company’s corporate governance at www.midwestbanc.com and by selecting About Us, then Corporate Information and then Corporate Governance. The Company posts the following on its Corporate Governance webpage:

•	Excessive or Luxury Expenditures Policy

•	Code of Business Conduct and Ethics

•	Director Independence Standards

•	Asset/Liability Committee Charter

•	Audit Committee Charter

•	Compensation Committee Charter

•	Corporate Governance and Nominating Committee Charter

•	Board Enterprise Risk Management Committee Charter

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

Under the Illinois Banking Act, any person (or person acting in concert) who acquires 25% or more of the Company’s stock may be required to obtain the prior approval of the Illinois Department of Financial and Professional Regulation, Division of Banking (the “Illinois Division of Banking”). Under the Change in Bank Control Act, a person may be required to obtain the prior approval of the Federal Reserve before acquiring the power to directly or indirectly control the management, operations or policies of the Company or before acquiring 10% or more of any class of its outstanding voting stock.

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

The Federal Reserve’s capital guidelines classify bank holding company capital into two categories. Tier 1, or “core capital” generally is defined as the sum of eligible core capital elements, less any amounts of goodwill and other items that are required to be deducted in accordance with the Federal Reserve capital guidelines. Eligible Tier 1 or core capital elements consist of qualifying common stockholders’ equity, qualifying noncumulative perpetual preferred stock (including related surplus), senior perpetual preferred stock issued to the U.S. Treasury under the TARP (including related surplus), minority interests related to qualifying common or noncumulative perpetual preferred stock directly issued by a consolidated U.S. depository institution or foreign bank subsidiary, and restricted core capital elements (“Tier 1 Capital”). Tier 1 Capital must represent at least 50% of a bank holding company’s qualifying total capital.

For purposes of determining bank holding company Tier 1 Capital, restricted core capital elements include cumulative perpetual preferred stock (including related surplus), minority interests related to qualifying perpetual preferred stock directly issued by a consolidated U.S. depository institution or foreign bank subsidiary, minority interests related to qualifying common stockholder’s equity or perpetual preferred stock issued by a consolidated subsidiary that is neither a US depository or a foreign bank, qualifying trust preferred securities and subordinated debentures issued to the Treasury under the TARP, established by the EESA by a bank holding company that has made a valid election to be taxed under Subchapter S of Chapter 1 of the U.S. Internal Revenue Code or by a bank holding company organized in mutual form.

Eligible Tier 2, or “supplementary capital” includes allowance for loan and lease losses (subject to limitations), perpetual preferred stock and related surplus (subject to conditions), hybrid capital instruments, perpetual debt and mandatory convertible debt securities, term subordinated debt and intermediate-term preferred stock, including related surplus (subject to limits) and unrealized holding gains on equity securities (subject to limitations). The maximum amount of Tier 2 Capital that may be included in a bank holding company’s total capital is limited to 100% of Tier 1 Capital.

The Federal Reserve capital guidelines limit the aggregate amount of “restricted core capital ” elements that a bank holding company may include in Tier 1 Capital. Until March 31, 2011, the aggregate amount of “restrictive core” elements consisting of cumulative perpetual preferred stock (including related surplus) and qualifying trust preferred securities that a BHC may include in Tier 1 Capital is limited to 25% of the sum of (i) qualifying common stockholder equity, (ii) qualifying noncumulative and cumulative perpetual preferred stock (including related surplus), (iii) qualifying minority interest in the equity accounts of consolidated subsidiaries and (iv) qualifying trust preferred securities.

After March 31, 2011, these Tier 1 “restrictive core capital” element limits will change. After that date, the aggregate amount of all restricted core capital elements that may be included by a bank holding company as Tier 1 Capital must not exceed 25% of the sum of all core capital elements, including restricted core capital elements, net of goodwill less any associated deferred tax liability.

The excess of restricted core capital not included in Tier 1 may generally be included in the Tier 2 Capital calculation. However, after March 31, 2011, the aggregate amount of term subordinated debt (excluding mandatory convertible debt) and limited-life preferred stock as well as excess qualifying trust preferred securities and Class C minority interest that may be included in Tier 2 capital is limited to 50 percent of Tier 1 capital (net of goodwill and other intangible assets required to be deducted). After March 31, 2011, amounts of these instruments in excess of this limit, although not included in Tier 2 capital, will be taken into account by the Federal Reserve in its overall assessment of a banking organization’s funding and financial condition.

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

As of December 31, 2009, the Company’s regulatory capital fell below the Federal Reserve’s minimum requirements to be considered adequately capitalized. The Company had a total capital to risk-weighted assets ratio of 0.4%, a Tier 1 capital to risk-weighted assets ratio of 0.2%, and a leverage ratio of 0.1%. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Capital Resources.”

In response to the financial crises affecting the overall banking system and financial markets, on October 3, 2008, the Emergency Economic Stabilization Act of 2008 (“EESA”), was enacted. Under EESA, the U.S. Treasury has the authority to, among other things, purchase mortgages, mortgage backed securities and certain other financial instruments from financial institutions for the purpose of stabilizing and providing liquidity to the U.S. financial markets.

As indicated above, on December 5, 2008, the Company sold 84,784 shares of Series T preferred stock to the U.S. Treasury for an aggregate purchase price of $84.784 million and issued a warrant to the U.S. Treasury to acquire 4,282,020 shares of its common stock for $2.97 per share pursuant to the Letter Agreement. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Capital Resources” for details regarding the exchange of all the shares of Series T preferred stock.

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

On February 17, 2009, President Barack Obama signed the American Recovery and Reinvestment Act of 2009 (“ARRA”), more commonly known as the economic stimulus or economic recovery package. ARRA includes a wide variety of programs intended to stimulate the economy and provide for extensive infrastructure, energy, health and education needs. In addition, ARRA imposes new executive compensation and corporate governance limits on current and future participants in TARP, including the Company, which are in addition to those previously announced by U.S. Treasury (see “Participation in Capital Purchase Program”). The new limits remain in place until the participant has redeemed the preferred stock sold to U.S. Treasury, which is now permitted under ARRA without penalty and without the need to raise new capital, subject to U.S. Treasury’s consultation with the recipient’s appropriate federal regulator.

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

The Sarbanes-Oxley Act provides for disgorgement of bonuses issued to top executives prior to restatement of a company’s financial statements if such restatement was due to corporate misconduct. Executives are also prohibited from insider trading during pension fund “blackout” periods, and loans to company executives are restricted. The legislation and the related regulations accelerated the time frame for disclosures by public companies, as they must immediately disclose any material changes in their financial condition or operations. Directors and executive officers must also provide information for most changes in ownership in a company’s securities within two business days of the change.

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

Delaware law also places certain limitations on the ability of the Company to pay dividends. For example, the Company may not pay dividends to its stockholders if, after giving effect to the dividend, the Company would not be able to pay its debts as they become due. Because a major source of the Company’s cash receipts is dividends the Company receives and expects to receive from the Bank, the Company’s ability to pay dividends to stockholders is likely to be dependent on the amount of dividends paid by the Bank. No assurance can be given that the Bank can pay any such dividends to the Company on its stock. Because the Bank had a net loss of $231.0 million in 2009, the Bank will only be able to pay dividends in 2010 upon receipt of regulatory approval, though as stated in the Written Agreement, the Company and the Bank must obtain prior approval in order to pay dividends. In addition, under the terms of the Company’s Series T preferred stock sold to the U.S. Treasury, the Company will only be able to pay dividends with the approval of the U.S. Treasury. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Capital Resources” for details regarding the exchange of all the shares of Series T preferred stock.

Participation in Capital Purchase Program

On December 5, 2008, the Company issued $84.8 million of its Series T Preferred Stock to the U.S. Treasury under the CPP. In order to participate in the CPP, the Company has to comply with certain executive compensation rules contained in EESA. The ARRA includes provisions that further regulate the executive compensation of financial institutions participating in the CPP. The Treasury has adopted regulations to implement the EESA compensation rules as amended by ARRA.

On March 8, 2010, the Series T Preferred Stock held by the U.S. Treasury was exchanged for a new series of Fixed Rate Cumulative Mandatorily Convertible Preferred Stock, Series G (the “Series G Preferred Stock”). For a further, discussion of the Exchange Agreement and the Series G Preferred Stock, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Capital Resources.”

Persons Subject to the Rules.  Pursuant to the terms of the Exchange Agreement, the Company will have to continue to comply with the EESA compensation rules. These rules, described below, apply to the senior executive officers (the “SEOs”), and certain most highly compensated employees of the Company. SEOs are the principal executive officer, the PEO, the principal financial officer, the PFO, and the three most highly compensated executive officers (other than the PEO and the PFO). The determination of the three most highly compensated executive officers and the most highly compensated employees for a particular year is based on their annual compensation for the last completed fiscal year (as it is determined pursuant to Item 402(a) of Regulation S-K). The Company’s SEOs subject to the EESA compensation rules for 2010 are: Roberto R. Herencia, JoAnn Sannasardo Lilek, J.J. Fritz, Jonathan P. Gilfillan, and Stephan L. Markovits.

Compensation Committee Duties — Semi-annual Reviews.  The compensation committee must review at least every six months with senior risk officers the SEO compensation plans and all employee compensation plans and the risks these plans pose to the Company. In this review, the committee must identify and limit:

•	the features in the SEO compensation plans so they do not encourage SEOs to take unnecessary and excessive risks that could threaten the value of the Company;

•	any features in employee compensation plans that pose risks to the Company to ensure that it is not unnecessarily exposed to risks, including any features in these SEO compensation plans or employee compensation plans that would encourage behavior focused on short-term results rather than long-term value creation; and

•	the terms of each employee compensation plan in order to eliminate the features in a plan that could encourage the manipulation of reported earnings of the Company to enhance the compensation of employees.

Annual Narrative.  The compensation committee must annually prepare a narrative description of how it limited the features in:

•	SEO compensation plans that could encourage SEOs to take unnecessary and excessive risks that could threaten the value of the Company, including how these SEO compensation plans do not encourage behavior focused on short-term results rather than long-term value creation;

•	employee compensation plans to ensure that the Company is not unnecessarily exposed to risks, including how these employee compensation plans do not encourage behavior focused on short-term results rather than long-term value creation; and

•	employee compensation plans that could encourage the manipulation of reported earnings of the Company to enhance the compensation of employees.

Annual Certification.  The compensation committee must certify annually that the committee has reviewed:

•	with senior risk officers the SEO compensation plans and has made all reasonable efforts to ensure that these plans do not encourage SEOs to take unnecessary and excessive risks that threaten the value of the Company;

•	with senior risk officers the employee compensation plans and has made all reasonable efforts to limit unnecessary risks these plans pose to the Company; and

•	the employee compensation plans to eliminate any features of these plans that would encourage the manipulation of reported earnings of the Company to enhance the compensation of any employee.

Reporting of Narrative and Certification.  The Company must provide the narrative disclosure and the certification in its annual compensation committee report included in its annual meeting proxy statement and file a copy of the certification with the U.S. Treasury.

Stockholder Non-Binding “Say on Pay.”  The Company must allow its stockholders the opportunity to participate annually in a non-binding vote on senior executive compensation. The stockholder vote will not be construed as overruling a decision by the board of directors nor does it create or imply any additional fiduciary duty by the board. Furthermore, it does not restrict or limit the ability of stockholders to make other proposals related to executive compensation.

Compliance Certifications.  The Company’s PEO and PFO must provide a written certification of compliance with the provisions of Section 111 of EESA, as amended by ARRA. The certification must be filed within 90 days of the end of any fiscal year. The Company must include these certifications in its annual report on Form 10-K and must file them with the U.S. Treasury.

Limitation on the Company’s Compensation Tax Deduction.  The Company is subject to the provisions of Section 162(m)(5) of the Internal Revenue Code of 1986, as amended; this provision limits the deduction for compensation paid to SEOs to $500,000 (including performance based compensation).

Clawback.  The Company must recover any bonus, retention award or incentive compensation paid to (or accrued for) SEOs and the next 20 most highly compensated employees if the payments or accruals were based on materially inaccurate financial statements or any other materially inaccurate performance metric criteria, the Clawback. The Company must exercise its Clawback rights unless it determines that it is unreasonable to do so (e.g., the costs of recovery exceed the amount involved).

Severance Prohibited.  The Company may not make golden parachute payments (defined as any payment for “departure from a company for any reason, except for payments for services performed or benefits accrued”) to its SEOs or any of the next five most highly compensated employees. A golden parachute payment includes a payment for departure from the Company for any reason, other than a payment for services performed or benefits accrued, including an amount due upon a change in control of the Company.

Limits on Bonuses, Retention Awards and Incentive Compensation.  The Company may not pay or accrue any bonus, retention award, or incentive compensation to or for the Company’s SEOs unless the amounts are payable as long-term restricted stock, provided that the stock does not fully vest until the repayment of TARP assistance and has a value that is no greater than one-third of the total annual compensation.

Long-Term Restricted Stock.  The value of the long-term restricted stock can be no greater than one-third of the employee’s total annual compensation. For purposes of determining annual compensation, each equity-based compensation (including the long-term restricted stock grant ) will be included in this calculation in the year in which it is granted at its total fair market value on the grant date.

Except as described below, the long-term restricted stock cannot fully vest until the repayment of all financial assistance by the Company.

Furthermore, an employee must provide services to the Company for at least two years after the grant date of the long-term restricted stock (or stock unit) in order to vest in this stock (or stock unit). However, the award may vest prior to this two year period (but after the TARP funds have been repaid) due to the death, disability or a change in control.

Restricted stock may become transferable (or in the case of a restricted stock unit, payable) earlier. For each 25% of the TARP financial assistance which is repaid, 25% of the total long-term restricted stock may become transferable (or 25% of the restricted stock unit may be payable).

In the case of restricted stock (but not a restricted stock unit), the fair market value of the stock may be subject to inclusion in income for income tax purposes before the stock becomes transferable. As a consequence, if this occurs, the rule permits sales to the extent necessary to pay the applicable taxes.

Perquisites.  The Company must disclose annually to the U.S. Treasury and the Federal Reserve any perquisites (as defined in Item 402(c)(2) of Regulation S-K) whose total value exceeds $25,000 provided to the SEOs and next 20 most highly compensated employees. The filing must include the amount and nature of the perquisite and a justification for offering the perquisite (including a justification for all perquisites offered to the individual). The filing must be made within 120 days of the end of the fiscal year.

Tax Gross-Ups.  The Company is prohibited from providing tax gross-ups or other reimbursements for the payment of taxes to any of the SEOs and next twenty most highly compensated employees relating to any form of compensation, including severance payments and perquisites.

Compensation Consultant.  The Company must disclose annually to the U.S. Treasury and the Federal Reserve whether the Company, the board, or the compensation committee has engaged a compensation consultant. This disclosure must include all of the types of services the compensation consultant has provided during the past three years, including any “benchmarking” or comparisons employed to identify certain percentile levels of compensation (for example, other peer group companies used for benchmarking and a justification for using these companies, and the lowest percentile level of other companies’ employee compensation considered for compensation proposals). The filing must be made within 120 days of the end of the fiscal year.

Limits on Luxury Expenditures.  The board of directors of the Company must adopt an excessive or luxury expenditures policy, file this policy with the U.S. Treasury and the Federal Reserve, and post the text of this policy on its Internet website. The policy must cover, among other things (i) entertainment or events; (ii) office and facility renovations; (iii) aviation or other transportation services; and (iv) other similar items, activities or events. The policy (1) must identify the types and categories of expenses prohibited or requiring prior approval; (2) include approval procedures for those expenses requiring prior approval; (3) mandate PEO and PFO certification of the prior approval of any expenditures requiring the prior approval of any SEO, other similar executive officers, or the board of directors; (4) mandate prompt internal reporting of any violation of this policy; and (5) require accountability for adherence to this policy.

This policy was adopted in August 2009 and is posted on the Company’s website at www.midwestbanc.com. If a material amendment is made to the policy it must be provided to the U.S. Treasury and Federal Reserve and it must be posted on the Company’s website within ninety days.

Compensation Guidelines

In October 2009, the Federal Reserve issued a comprehensive proposal on incentive compensation policies (the “Incentive Compensation Proposal”) intended to ensure that the incentive compensation policies of banking organizations do not undermine their safety and soundness by encouraging excessive risk-taking. The Incentive Compensation Proposal, which covers all employees that have the ability to materially affect a bank’s risk profile, either individually or as part of a group, is based upon the key principles that incentive compensation arrangements should (i) provide incentives that do not encourage risk-taking beyond the organization’s ability to effectively identify and manage risks, (ii) be compatible with effective internal controls and risk management, and (iii) be supported by strong corporate governance, including active and effective oversight by the board of directors. Banks were instructed to begin an immediate review of their incentive compensation policies to ensure that they do not encourage excessive risk-taking and implement corrective programs as needed. Where deficiencies in incentive compensation arrangements exist, they must be immediately addressed.

The Federal Reserve will review, as part of its regular, risk-focused examination process, the incentive compensation of banks, such as the Bank, that are not “large, complex banking organizations.” These reviews will be tailored based on the scope and complexity of the bank’s activities and the prevalence of incentive compensation arrangements. The findings of the supervisory initiatives will be included in its examination reports and deficiencies will be incorporated into the bank’s supervisory ratings, which can affect the bank’s ability to make acquisitions and take other actions. Enforcement actions may be taken against a bank if its incentive compensation arrangements, or related risk-management control or governance processes, pose a risk to the organization’s safety and soundness and it is not taking prompt and effective measures to correct the deficiencies.

In January 2010, the FDIC announced that it would seek public comment on whether banks with compensation plans that encourage risky behavior should be charged with higher deposit assessment rates than such banks would otherwise be charged. The scope and content of the U.S. banking regulators’ policies on executive compensation are continuing to develop and are likely to continue evolving in the near future. It cannot be determined at this time whether compliance with such policies will adversely affect the Company’s ability to hire, retain and motivate its key employees.

Bank Regulation

Under Illinois law, the Bank is subject to supervision and examination by Illinois Division of Banking. The Bank is a member of the Federal Reserve System and as such is also subject to examination by the Federal Reserve. The Federal Reserve also supervises compliance with the provisions of federal law and regulations, which place restrictions on loans by member banks to their directors, executive officers and other controlling persons. The Bank is also a member of the FHLB of Chicago and may be subject to examination by the FHLB of Chicago. Any affiliates of the Bank and the Company are also subject to examination by the Federal Reserve and the Illinois Division of Banking.

The deposits of the Bank are insured by the Deposit Insurance Fund (the “DIF”), under the provisions of the Federal Deposit Insurance Act (the “FDIA”), and the Bank is, therefore, also subject to supervision and examination by the FDIC. The FDIA requires that the appropriate federal regulatory authority approve any merger and/or consolidation by or with an insured bank, as well as the establishment or relocation of any bank or branch office. The FDIA also gives the Federal Reserve and other federal bank regulatory agencies power to issue cease and desist orders against banks, holding companies or persons regarded as “institution affiliated parties.” A cease and desist order can either prohibit such entities from engaging in certain unsafe and unsound bank activity or can require them to take certain affirmative action.

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

As discussed above, under Illinois law, the Bank is subject to supervision and examination by Illinois Division of Banking, and, as a member of the Federal Reserve System, by the Federal Reserve. Each of these regulatory agencies conducts routine, periodic examinations of the Bank and the Company.

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

Dividend Limitations.  As a state member bank, the Bank may not declare or pay a dividend if the total of all dividends declared during the calendar year, including the proposed dividend, exceeds the sum of the Bank’s net income (as reportable in its Reports of Condition and Income) during the current calendar year and the retained net income of the prior two calendar years, unless the dividend has been approved by the Federal Reserve. Under Illinois law, the Bank may not pay dividends in an amount greater than its net profits then on hand, after deducting losses and bad debts. For the purpose of determining the amount of dividends that an Illinois state-chartered bank may pay, bad debts are defined as debts upon which interest is past due and unpaid for a period of six months or more, unless such debts are well-secured and in the process of collection.

In addition to the foregoing, the ability of the Company and the Bank to pay dividends may be affected by the various minimum capital requirements and the capital and noncapital standards established under the Federal Deposit Insurance Corporation Improvements Act of 1991 (“FDICIA”) as described below. The right of the Company, its stockholders and its creditors to participate in any distribution of the assets or earnings of its subsidiaries is further subject to the prior claims of creditors of the respective subsidiaries.

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

At December 31, 2009, the Bank has a Tier 1 capital to risk-weighted assets ratio and a total capital to risk-weighted assets ratio which fall below the above requirements. The Bank has a total capital to risk-weighted assets ratio of 6.4%, a Tier 1 capital to risk-weighted assets ratio of 5.1%, and a Tier 1 leverage ratio of 3.4%. See “Capital Resources” for additional details including the impact on the Bank.

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

In addition, the federal banking agencies adopted a final rule, which modified the risk-based capital standards to provide for consideration of interest rate risk when assessing the capital adequacy of a bank. Under this rule, the Federal Reserve and the FDIC must explicitly include a bank’s exposure to declines in the economic value of its capital due to changes in interest rates as a factor in evaluating a bank’s capital adequacy. On January 7, 2010, the federal banking agencies adopted a joint agency policy statement providing guidance to banks for managing interest rate risk. The policy statement emphasizes the importance of adequate oversight by management and a sound risk management process. The assessment of interest rate risk management made by the bank’s examiners will be incorporated into the bank’s overall risk management rating and used to determine the effectiveness of management.

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

Prompt Corrective Action.  Pursuant to the Federal Reserve regulations implementing the prompt corrective action provisions of FDICIA, a bank will be deemed to be: (i) well-capitalized if the bank has a total risk-based capital ratio of 10% or greater, Tier 1 risk-based capital ratio of 6% or greater and leverage ratio of 5% or greater; (ii) adequately capitalized if the bank has a total risk-based capital ratio of 8% or greater, Tier 1 risk-based capital ratio of 4% or greater and leverage ratio of 4% or greater (3% for the most highly rated banks); (iii) undercapitalized if the bank has a total risk-based capital ratio of less than 8%, Tier 1 risk-based capital ratio of less than 4% or leverage ratio of less than 4% (less than 3% for the most highly rated banks); (iv) significantly undercapitalized if the bank has a total risk-based capital ratio of less than 6%, Tier 1 risk-based capital ratio of less than 3% or leverage ratio of less than 3%; and (v) critically undercapitalized if the bank has a ratio of tangible equity to total assets of 2% or less.

Under certain circumstances, a well-capitalized, adequately capitalized or undercapitalized institution may be treated as if the institution were in the next lower capital category. A depository institution is generally prohibited from making capital distributions, including paying dividends, or paying management fees to a holding company if the institution would thereafter be undercapitalized. Institutions that are adequately but not well-capitalized cannot accept, renew or rollover brokered deposits except with a waiver from the FDIC and are subject to restrictions on the interest rates that can be paid on such deposits. Undercapitalized institutions may not accept, renew or rollover brokered deposits.

The banking regulatory agencies are permitted or, in certain cases, required to take certain actions with respect to institutions falling within one of the three undercapitalized categories. Depending on the level of an institution’s capital, the agencies’ corrective powers include, among other things:

•	prohibiting the payment of principal and interest on subordinated debt;

•	prohibiting the holding company from making distributions without prior regulatory approval;

•	placing limits on asset growth and restrictions on activities;

•	placing additional restrictions on transactions with affiliates;

•	restricting the interest rate the institution may pay on deposits;

•	prohibiting the institution from accepting deposits from correspondent banks; and

•	in the most severe cases, appointing a conservator or receiver for the institution.

A banking institution that is in any of the three undercapitalized categories is required to submit a capital restoration plan, and such a plan will not be accepted unless, among other things, the banking institution’s holding company guarantees the plan up to a certain specified amount. Any such guarantee from a depository institution’s holding company is entitled to a priority of payment in bankruptcy.

FDICIA also contains a variety of other provisions that may affect the Company’s operations, including reporting requirements, regulatory standards for real estate lending, “truth in savings” provisions, and the requirement that a depository institution give 90 days prior notice to customers and regulatory authorities before closing any branch.

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

On February 8, 2006, President Bush signed into law the Federal Deposit Insurance Reform Act of 2005, the Reform Act.

The FDIC merged the Bank Insurance Fund and the Savings Association Insurance fund to form the DIF on March 31, 2006 in accordance with the Reform Act. The FDIC maintains the DIF by assessing depository institutions an insurance premium. The FDIC annually sets the reserve level of the DIF within a statutory range between 1.15% and 1.50% of insured deposits. If the reserve level of the insurance fund falls below 1.15%, or is expected to do so within six months, the FDIC must adopt a restoration plan that will restore the DIF to a 1.15% ratio generally within five years. If the reserve level exceeds 1.35%, the FDIC may return some of the excess in the form of dividends to insured institutions.

Effective January 1, 2007 the FDIC introduced a new risk based system for deposit insurance premium assessments. This risk based assessment system established four Risk Categories. Risk Category I includes well-capitalized institutions that are financially sound with only a few minor weaknesses.

Due to disruptions in the financial markets and the large numbers of bank failures in the last several years, the DIF reserve ratio has fallen below 1.15%. In response to these circumstances, the FDIC on October 7, 2008 established a Restoration Plan for the DIF which was implemented immediately. The 2008 Restoration Plan called for the FDIC to set assessment rates such that the reserve ratio would return to 1.15% within five years. On February, 27, 2009, the FDIC Board of Directors adopted a new final rule that modified the risk-based assessment fee system applied to FDIC insured financial institutions. The final rule established new base assessment rates beginning on April 1, 2009. The new initial base assessment rates are as follows:

Initial Base Assessment Rates (in basis points)

Risk	Risk	Risk	Risk
Category	Category	Category	Category
I	II	III	IV

12-16	22	32	45

In addition, the final rule introduced three possible adjustments to the base assessment rates. The final rule provided for adjustments that decrease the base assessment rate up to five basis points for long term unsecured debt, including senior unsecured debt (other than debt guaranteed under the Temporary Liquidity Guarantee Program) and subordinated debt and, for small institutions, a portion of Tier 1 capital. The new rule also provides for a potential adjusted increase of the base assessment rate in an amount of up to 50% of an institution’s prior assessment rate for secured liabilities that exceed 25% of its domestic deposits. In addition, a possible adjustment to the base rate assessment was provided under the final rule based upon brokered deposits in excess of 10% of domestic deposits.

After applying all possible adjustments, minimum and maximum total assessment rates under the final rule for each risk category are as follows:

Total Base Assessment Rates

	Risk	Risk	Risk	Risk
	Category	Category	Category	Category
	I	II	III	IV

Initial Base Assessment Rate	12-16	22	32	45
Unsecured Debt Adjustment	-5-0	-5-0	-5-0	-5-0
Secured Liability Adjustment	0-8	0-11	0-16	0-22.5
Brokered Deposit Adjustment	—	0-10	0-10	0-10
Total Base Assessment Rate	7-24.0	17-43.0	27-58.0	40-77.5

On May 22, 2009, the FDIC adopted a final rule imposing a 5 basis point special assessment on each insured depository institution’s assets minus Tier 1 capital as of June 30, 2009. The amount of the special assessment for any institution will not exceed 10 basis points times the institution’s assessment base for the second quarter 2009. The special assessment was collected on September 30, 2009. At that time, an additional special assessment of up to 5 basis points to be assessed later in 2009 was identified as probable.

On October 2, 2009, the FDIC amended the DIF Restoration Plan adopted on February 27, 2009. The October 2009 amendments provided that the time period to restore the DIF to the statutory range between 1.15% and 1.50% of insured deposits was extended to eight years. Further, the FDIC determined that it would not impose any further special assessments under the authority of the final rule adopted in May 2009 and that the assessment rates would remain at their current levels through the end of 2010. Further the FDIC adopted a uniform 3 basis point increase in assessment rates effective January 1, 2011, to ensure that the fund returns to 1.15 percent within the Amended Restoration Plan period of eight years.

On November 17, 2009 the FDIC issued a final rule requiring insured institutions to prepay their estimated quarterly risk-based assessments for the fourth quarter of 2009, and for all of 2010, 2011, and 2012. Under the FDIC final rule, assessments for these periods were collected on December 30, 2009, along with each institution’s regular quarterly risk-based deposit insurance assessment for the third quarter of 2009. For purposes of estimating an institution’s assessments for the fourth quarter of 2009, and for all of 2010, 2011, and 2012, and calculating the amount that an institution would prepay on December 30, 2009, the institution’s assessment rate was based on its total base assessment rate in effect on September 30, 2009. However certain financial institutions, including the Bank, were exempted from the new prepayment regulations and will continue to pay their risk-based assessments on a quarterly basis.

In addition to the FDIC insurance program, the Bank is required to pay a Financing Corporation (“FICO”) assessment (on a semi-annual basis) in order to share in the payment of interest due on bonds used to provide liquidity to the savings and loan industry in the 1980s. During 2009, the Bank’s FICO assessment totaled $266,000, or 1.04 basis points of its insured deposits.

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

On October 3, 2008, EESA was signed into law and included a provision for an increase in the amount of deposits insured by the FDIC to $250,000 until December 2009. On October 14, 2008, the FDIC announced a new program, the Temporary Liquidity Guarantee Program (the “TLGP”) where all noninterest-bearing transaction deposit accounts, including all personal and business checking deposit accounts, and NOW accounts, which are capped at a rate no higher than 0.50%, are fully guaranteed, through June 30, 2010, regardless of dollar amount. The Company has elected to participate in the program and has been assessed a 10 basis point surcharge.

On May 20, 2009, the Helping Families Save Their Homes Act was signed into law. Provisions of this act extended the dates for the increase in the amount of deposits insured by the FDIC to $250,000 until December 2013. The act also extended the TLGP coverage until June 30, 2010, for those institutions that had previously agreed to participate and who have made an election to not opt out from the program as of December 31, 2009. The Company has elected to continue participating in the extended TLGP coverage.

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

Brokered Deposits.  Well-capitalized institutions are not subject to limitations on brokered deposits, while an adequately capitalized institution is able to accept, renew or rollover brokered deposits only with a waiver from the FDIC and subject to certain restrictions on the yield paid on such deposits. Undercapitalized institutions are not permitted to accept or renew brokered deposits.

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

Bank Secrecy Act and USA Patriot Act.  In 1970, Congress enacted the Currency and Foreign Transactions Reporting Act, commonly known as the Bank Secrecy Act (the “BSA”). The BSA requires financial institutions to maintain records of certain customers and currency transactions and to report certain domestic and foreign currency transactions, which may have a high degree of usefulness in criminal, tax, or regulatory investigations or proceedings. Under this law, financial institutions are required to develop a BSA compliance program. In 2001, the President signed into law comprehensive anti-terrorism legislation commonly known as the USA Patriot Act. The USA Patriot Act requires financial institutions to assist in detecting and preventing international money laundering and the financing of terrorism.

The U.S. Treasury has adopted additional rules and regulations in order to implement the USA Patriot Act. Under these regulations, law enforcement officials communicate names of suspected terrorists and money launderers to financial institutions so as to enable financial institutions to promptly locate accounts and transactions involving those suspects. Financial institutions receiving names of suspects must search their account and transaction records for potential matches and report positive results to the U.S. Department of the Treasury Financial Crimes Enforcement Network (“FinCEN”). Each financial institution must designate a point of contact to receive information requests. These regulations outline how financial institutions can share information concerning suspected terrorist and money laundering activity with other financial institutions under the protection of a statutory safe harbor if each financial institution notifies FinCEN of its intent to share information.

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

Interstate Banking and Branching Legislation.  Under the Interstate Banking and Efficiency Act of 1994 (the“Interstate Banking Act”), bank holding companies are allowed to acquire banks across state lines subject to various requirements of the Federal Reserve. In addition, under the Interstate Banking Act, banks are permitted, under some circumstances, to merge with one another across state lines and thereby create a main bank with branches in separate states. After establishing branches in a state through an interstate merger transaction, a bank may establish and acquire additional branches at any location in the state where any bank involved in the interstate merger could have established or acquired branches under applicable federal and state law.

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

•	require lenders to disclose credit terms in meaningful and consistent ways;

•	prohibit discrimination against an applicant in any consumer or business credit transaction;

•	prohibit discrimination in housing-related lending activities;

•	require certain lenders to collect and report applicant and borrower data regarding loans for home purchases or improvement projects;

•	require lenders to provide borrowers with information and a written good faith estimate regarding the nature and cost of real estate settlements;

•	prohibit certain lending practices and limit escrow account amounts with respect to real estate transactions; and

•	prescribe possible penalties for violations of the requirements of consumer protection statutes and regulations.

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

Home Mortgage Disclosure Act.  The Federal Home Mortgage Disclosure Act (“HMDA”), grew out of public concern over credit shortages in certain urban neighborhoods. One purpose of the HMDA is to provide public information that will help show whether financial institutions are serving the housing credit needs of the neighborhoods and communities in which they are located. The HMDA also includes a “fair lending” aspect that requires the collection and disclosure of data about applicant and borrower characteristics as a way of identifying possible discriminatory lending patterns and enforcing anti-discrimination statutes. The HMDA requires institutions to report data regarding applications for loans for the purchase or improvement of one-to four-family and multi-family dwellings, as well as information concerning originations and purchases of such loans. Federal bank regulators rely, in part, upon data provided under the HMDA to determine whether depository institutions engage in discriminatory lending practices.

The appropriate federal banking agency, or in some cases, U.S. Department of Housing and Urban Development, enforces compliance with the HMDA and implements its regulations. Administrative sanctions, including civil money penalties, may be imposed by supervisory agencies for violations of this act.

Real Estate Settlement Procedures Act.  The Federal Real Estate Settlement Procedures Act (“RESPA”), requires lenders to provide borrowers with disclosures and a written good faith estimate regarding the nature and cost of real estate settlements. RESPA also prohibits certain abusive practices, such as kickbacks, places limitations on the amount that certain settlement charges can exceed the written good faith estimate of those charges and limits the amount of escrow accounts. Violations of RESPA may result in imposition of penalties, including: (1) civil liability equal to three times the amount of any charge paid for the settlement services or civil liability of up to $1,000 per claimant, depending on the violation; (2) awards of court costs and attorneys’ fees; and (3) fines of not more than $10,000 or imprisonment for not more than one year, or both.

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

On July 14, 2008, the Federal Reserve Board approved a final rule, which was effective on October 1, 2009, amending Regulation Z (Truth in Lending) to prohibit unfair, abusive or deceptive home mortgage lending practices and restricts certain other mortgage practices. The final rule also establishes advertising standards and requires certain mortgage disclosures to be given to consumers earlier in the transaction.

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

The new rules took effect on October 1, 2009. The single exception is the escrow requirement, which will be phased in during 2010 to allow lenders to establish new systems as needed.

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

Fair and Accurate Credit Transactions Act.  In connection with the passage of the Fair and Accurate Credit Transactions (“FACT”) Act, the Bank’s financial regulator issued final rules and guidelines, effective November 1, 2008, requiring the Bank to adopt and implement a written identity theft prevention program, paying particular attention to 26 identified “red flag” events. The program must also assess the validity of address change requests for card issuers and for users of consumer reports to verify the subject of a consumer report in the event of notice of an address discrepancy.

The FACT Act gives consumers the ability to challenge the Bank with respect to credit reporting information provided by the Bank. The new rule also prohibits the Bank from using certain information it may acquire from an affiliate to solicit the consumer for marketing purposes unless the consumer has been give notice and an opportunity to opt out of such solicitation for a period of five years.

Federal Home Loan Bank System.  The Bank is a member of the Federal Home Loan Bank System, which consists of 12 regional FHLBs. The FHLB system provides a central credit facility primarily for member institutions. The Bank, as a member of the FHLB of Chicago (“FHLBC”) is required to acquire and hold shares of capital stock in the FHLBC in an amount at least equal to 1% of the aggregate principal amount of its unpaid residential mortgage loans and similar obligations at the beginning of each year, or 1/20 of its advances (borrowings) from the FHLBC, whichever is greater. At December 31, 2009, the Bank had advances from the FHLBC with aggregate outstanding principal balances of $340.0 million, and the Bank’s investment in the FHLBC stock of $17.0 million was at its minimum requirement. FHLB advances must be secured by specified types of collateral and are available to member institutions primarily for funding purposes.

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

EXECUTIVE OFFICERS OF THE REGISTRANT

Listed below are the executive officers of the Company as of March 30, 2010.

Roberto R. Herencia (50) assumed the roles of President and Chief Executive Officer of the Company and the Bank, and was appointed to the board of directors of the Company on May 15, 2009. He was formerly president and director of Banco Popular North America based in Chicago and executive vice president of Popular, Inc., the parent company. Mr. Herencia spent 17 years at Banco Popular. In addition to serving as executive vice president of Popular, Inc. since 1997, and president and director of Banco Popular North America since December 2001, he served as chief operating officer, senior credit officer and reported to Popular’s CFO in charge of capital markets, M&A and rating agencies between 1991 and 2001. Prior to joining Popular, Mr. Herencia spent 10 years in a variety of senior positions at The First National Bank of Chicago, including serving as head of the emerging markets division and operations in Latin America. He was directly involved in the restructure, workout and debt for equity swaps of public and private sector credits in Latin America.

JoAnn Sannasardo Lilek (53) was named Executive Vice President and Chief Financial Officer of the Company and the Bank in March 2008. Ms. Lilek was chief financial officer for DSC Logistics, a Chicago-based national supply chain management firm. Before joining DSC, Lilek had a 23 year career at ABNAmro North American Inc. where her positions included executive vice president reporting directly to the chairman, executive vice president and chief financial officer Wholesale Banking North America and group senior vice president and corporate controller.

Jan R. Thiry, CPA (57) was named Chief Accounting Officer of the Company and the Bank in March 2007. Mr. Thiry has been a director of Midwest Financial since June 2007., He has been director and secretary of MBTC Investment Company since March 2008 and president since February 2009. Mr. Thiry was hired in December 2006 as Senior Vice President and Controller of the Company and the Bank. He served as senior vice president and controller of CIB Marine Bancshares in Pewaukee, Wisconsin from 1999 to 2006. Mr. Thiry has also held senior positions at M&I Corporation and Security Bank in Milwaukee, Wisconsin. Additionally, he was a senior auditor at KPMG LLP.

Darrin R. Bacon (46) was named Executive Vice President Head of Commercial and Industrial Lending of the Bank in February 2010. Mr. Bacon has been in commercial banking for 23 years. He joined the Bank in 2006 as Senior Vice President running the Naperville commercial banking group. Mr. Bacon came to the Bank through the acquisition of Royal American where he served as senior vice president since 2001. Prior to this, he spent 10 years with First Chicago Bank/American National Bank. The latter three years he ran a commercial banking division out of American National Bank’s Wheaton office. Mr. Bacon began his banking career in 1986 with Boulevard Bank, N.A. in Chicago, IL. He completed his formal credit training during his four years at Boulevard Bank, N.A.

Sheldon Bernstein (63) was named Executive Vice President of the Bank in January 2005. He previously served as Senior Vice President of the Company from 2001 to 2005. Mr. Bernstein has served as President of the Bank, Cook County Region from 2000 to 2004. From 2000 through 2002, he served as Chief Operating Officer of the Bank. Previously, Mr. Bernstein served as Executive Vice President-Lending of the Bank since 1993. He was also served as director of Midwest Financial and Investment Services, Inc. from 2002 to 2005. Mr. Bernstein was a director of First Midwest Data Corp from 2001 to 2002.

Thomas J. Bell, III (43) was named Executive Vice President and Chief Investment Officer of the Company and the Bank in December 2008. He was named Treasurer of the Bank in September 2009. Mr. Bell previously served as Senior Vice President for ABN AMRO North America Inc., a Chicago-based bank holding company for the LaSalle Banks. In his fourteen years of service at ABN AMRO, Mr. Bell contributed to multiple disciplines within the asset and liability management, capital markets and treasury functions. Prior to ABN AMRO/LaSalle, Mr. Bell spent several years with the Federal Reserve Bank of Chicago.

Thomas A. Caravello (61) was named Executive Vice President and Chief Credit Officer of the Bank in January 2005. Mr. Caravello was named manager, president, and chief executive officer of Midwest Funding, L.L.C. in May 2006. He has served as Senior Vice President — Credit Administration from 2003 to 2005. Previously he served as Vice President — Credit Administration from 1998 to 2003.

Mary C. Ceas, SPHR, (52) was named Senior Vice President — Human Resources of the Company and the Bank in 2000. Previously, Ms. Ceas was Vice President — Human Resources since 1997 and served as Director — Training and Development from 1995 to 1997.

Bruno P. Costa (49) was named Executive Vice President and Chief Operations and Technology Officer of the Bank in January 2005. He served as President of the Information Services Division of the Bank from 2002 to 2005. Mr. Costa served as President and Chief Executive Officer of First Midwest Data Corp. from 1995 to 2002. He held various management positions at the Bank since 1983.

Stephen L. Eastwood (61) was named Executive Vice President and Chief Risk Officer of the Bank in November 2009. Prior, Mr. Eastwood was an independent consultant specializing in financial reorganizations. From 2004 to 2006, Mr. Eastwood served as the deputy chief education officer of the Chicago Public Schools. Prior to 2004, Mr. Eastwood held a variety of leadership positions over a 32-year career in Chicago banking units that merged with JPMorgan Chase. While at JPMorgan Chase he served as president of Banc One Capital Holdings Corporation and as chief credit officer of American National Bank.

J. J. Fritz (61) was named Senior Executive Vice President of the Company and the Bank in May 2009. He previously served as President and Chief Executive Officer of the Company and Chief Executive Officer of the Bank since January 29, 2009. He was named Director and Executive Vice President of the Company and Director, President, and Chief Operating Officer of the Bank in July 2006. Mr. Fritz was also named director, president, and chief executive officer of Midwest Financial in July 2006. Mr. Fritz and other investors founded Royal American in 1991, where he served as chairman and chief executive officer, after he served as chief executive officer of First Chicago Bank of Mt. Prospect. His lengthy career in the Chicago metropolitan area also includes positions at Northern Trust, First National Bank of Libertyville and Continental Illinois National Bank.

Jonathan P. Gilfillan (49) was named Executive Vice President and Division Head of Commercial Real Estate Lending of the Bank in July 2008. Mr. Gilfillan previously served as Senior Vice President for Park National Bank since 2007. Prior to joining Park National, Mr. Gilfillan spent his career at LaSalle Bank NA, where he had been specializing in CRE lending since 1992.

Thomas H. Hackett (62) was named Executive Vice President of the Bank in November 2003. Mr. Hackett was named manager and vice president of Midwest Funding, L.L.C. in May 2006. He previously was division manager at Banc One, Chicago, Illinois from 2002 to 2003. Prior, he was first vice president of American National Bank of Chicago from 1997 to 2002. He has also served in similar capacities at First Chicago/NBD, Park Ridge, IL, NBD of Woodridge and Heritage Bank of Woodridge, Illinois.

Stephan L. Markovits (60) was named Executive Vice President of the Bank in October 2007. Mr. Markovits previously was president of Northwest Suburban Bancorp, Inc. from 2003 to 2007. He also held various management positions at Plains Bank of Illinois from 1998 to 2003.

Dennis M. Motyka (60) was named Executive Vice President of the Bank and director of Midwest Financial in October 2005. He previously was senior vice president and director of banking centers for Cole Taylor Bank in Rosemont from 2002 to 2005. He served as senior vice president and Illinois regional manager for LaSalle Bank in Chicago from 1996 to 2002. He also held positions with Comerica Bank and Affiliated Bank, both in Franklin Park, as well as with Western National Bank in Cicero.

Alberto J. Paracchini (39) was named Executive Vice President and Head of Planning and Development of the Bank in January 2010. Prior, Mr. Paracchini spent 16 years at Popular, Inc. where he held leadership positions in both banking and mortgage subsidiaries. From 2006 through 2008, Mr. Paracchini served as president and chief financial officer of Popular Financial Holdings and chief financial officer of E-Loan, an internet banking and mortgage company. Prior to 2006, Mr. Paracchini headed all operational and technology functions at Banco Popular North America and also served as chief financial officer where he was responsible for all financial and treasury activities.

David Taylor (44) was named Executive Vice President of the Bank’s wealth management group in August 2008. Mr. Taylor was named chief executive officer of Midwest Financial and Investment Services, Inc. in November 2009. Mr. Taylor previously held management positions at Bank of America US Trust Wealth Management (formerly LaSalle Bank) for 11 years. Mr. Taylor began his career in 1989 with Pioneer Bank & Trust Company.

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES
LITIGATION REFORM ACT OF 1995

This report contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended The Company and its representatives may, from time to time, make written or oral statements that are “forward-looking” and provide information other than historical information, including statements contained in the Form 10-K, the Company’s other reports and documents filed with the Securities and Exchange Commission or in communications to its stockholders. These statements involve known and unknown risks, uncertainties and other factors that may cause actual results to be materially different from any results, levels of activity, performance or achievements expressed or implied by any forward-looking statement. These factors include, among other things, the factors listed below.

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

Among the factors that could have an impact on the Company’s ability to achieve the plans, goals, and future events and conditions expressed or implied in forward-looking statements are:

•	The Company and Bank’s ability to timely comply with the terms of the PCA and the Written Agreement with their regulators pursuant to which the Company and Bank agreed to take certain corrective actions to improve their capital positions and financial condition;

•	Possible administrative or enforcement actions of banking regulators in connection with any material failure of the Company or the Bank to comply with banking laws, rules or regulations, or terms of the PCA and the Written Agreement;

•	The potential call by the Bank’s repurchase agreement counterparty to terminate the repurchase agreements since the Bank has not maintained its well-capitalized status and the substantial costs the Bank would incur to unwind these repurchase agreements prior to their maturities;

•	Uncertainties regarding the Company’s ability to raise a sufficient amount of new equity capital in a timely manner in order to increase its regulatory capital ratios as required by the PCA, facilitate a possible restructuring or equity conversion of its senior and subordinated debt, permit a conversion of the U.S. Treasury’s preferred equity investment into common stock and otherwise successfully implement and achieve the goals of the Capital Plan, and whether the Company will need to materially modify its Capital Plan in the future;

•	The expiration of the Forbearance Agreement with our primary lender on March 31, 2010, which will permit the lender to exercise all its rights in full as a result of certain existing events of default, including taking possession of all of the Bank’s capital stock held by the Company and pledged to the lender as collateral;

•	The Company’s ability to address its own liquidity problem;

•	Management’s ability to effectively manage interest rate risk and the impact of interest rates in general on the volatility of the Company’s net interest income;

•	the effect of the Emergency Economic Stabilization Act of 2008, the American Recovery and Reinvestment Act of 2009, the implementation by the U.S. Department of the Treasury (the “U.S. Treasury”) and federal banking regulators of a number of programs to address capital and liquidity issues in the banking system and additional programs that will apply to us in the future, all of which may have significant effects on us and the financial services industry;

•	The effect on the Company’s profitability if interest rates fluctuate as well as the effect of the Bank’s customers’ changing use of deposit products;

•	The possibility that the Company’s wholesale funding sources may prove insufficient to replace deposits at maturity and support potential growth;

•	Inaccessibility of funding sources on the same terms on which the Company has historically relied, due to its current capital ratings;

•	The decline in commercial and residential real estate sales volume and the likely potential for continuing illiquidity in the real estate market, including within the Chicago metropolitan area;

•	The risks associated with the high concentration of commercial real estate loans in the Company’s portfolio;

•	The uncertainties in estimating the fair value of developed real estate and undeveloped land in light of declining demand for such assets and continuing illiquidity in the real estate market;

•	Uncertainties with respect to the future utilization of the Company’s deferred tax assets;

•	Negative developments and disruptions in the credit and lending markets, including the impact of the ongoing credit crisis on the Company’s business and on the businesses of its customers as well as other banks and lending institutions with which the Company has commercial relationships;

•	A continuation of the recent unprecedented volatility in the capital markets;

•	The risks associated with implementing the Company’s business strategy, including its ability to preserve and access sufficient capital to execute on its strategy;

•	Rising unemployment and its impact on the Company’s customers’ savings rates and their ability to service debt obligations;

•	Fluctuations in the value of the Company’s investment securities;

•	The ability to attract and retain senior management experienced in banking and financial services;

•	The risks associated with management changes and employee turnover;

•	Credit risks and risks from concentrations (by geographic area and by industry) within the Bank’s loan portfolio and individual large loans;

•	The risk that the allowance for loan losses may prove insufficient to absorb actual losses in the loan portfolio;

•	Possible volatility in loan charge-offs and recoveries between periods;

•	The imprecision of assumptions underlying the establishment of the allowance for loan losses and change in estimated values of collateral or cash flow projections and various financial assets and liabilities;

•	The Company’s ability to adapt successfully to technological changes to compete effectively in the marketplace;

•	The effects of competition from other commercial banks, thrifts, mortgage banking firms, consumer finance companies, credit unions, securities brokerage firms, insurance companies, money market and other mutual funds, and other financial institutions operating in the Company’s market or elsewhere or providing similar services;

•	Volatility of rate sensitive deposits;

•	Operational risks, including data processing system failures or fraud;

•	Liquidity risks;

•	The possibility that the Bank would experience deposit erosion caused by the expiration of the FDIC’s Temporary Liquidity Guarantee Program;

•	The ability to successfully acquire low cost deposits or funding;

•	Changes in the economic environment, competition, or other factors that may influence loan demand, deposit flows, and the quality of the loan portfolio and loan and deposit pricing;

•	The impact from liabilities arising from legal or administrative proceedings on the financial condition of the Company;

•	The inability of the Bank to pay dividends to the Company;

•	The Company’s inability to pay cash dividends on its common and preferred stock and interest on its junior subordinated debentures;

•	Governmental monetary and fiscal policies, as well as legislative and regulatory changes, that may result in the imposition of costs and constraints on the Company through higher FDIC insurance premiums, significant fluctuations in market interest rates, increases in capital requirements, and operational limitations;

•	Changes in general economic or capital market conditions, interest rates, debt credit ratings, deposit flows, loan demand, including loan syndication opportunities;

•	Changes in legislation or regulatory and accounting requirements, principles, policies, or guidelines affecting the business conducted by the Company, including the results of regulatory examinations;

•	The impact of possible future goodwill and other material impairment charges;

•	The effects of increased deposit insurance premiums;

•	The delisting of the Company’s common stock from Nasdaq;

•	Acts of war or terrorism; and

•	Other economic, competitive, governmental, regulatory, and technological factors affecting the Company’s operations, products, services, and prices.

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

The Bank was undercapitalized under regulatory guidelines at December 31, 2009, and continued losses and deterioration in credit quality are likely to cause the Bank’s capital levels to further decline in the near term.

The Bank was “undercapitalized” for regulatory capital ratio purposes at December 31, 2009 as compared to “well-capitalized” at September 30, 2009. Credit quality continued to deteriorate in early 2010 and, as a result, the Bank’s interim capital position was “significantly undercapitalized” as of January 31, 2010, and the Company expects the Bank to be “critically undercapitalized” at March 31, 2010. A bank is considered critically undercapitalized when it has a tangible equity to total assets ratio of equal to or less than 2.00%. See Item 1. “Business — Supervision and Regulation — Capital Requirements.” In addition, the Company was “undercapitalized” at December 31, 2009 and is expected to remain undercapitalized at March 31, 2010. Failure by the Company to improve the Bank’s regulatory capital ratios within the timeframe required under the Prompt Correction Act discussed below will result in material adverse consequences, including the possibility that the Company may become subject to a voluntary or involuntary bankruptcy filing, the Bank could be placed into FDIC receivership by its regulators, or the Bank could be acquired by a third party in a transaction in which the Company receives no value for its interest in the Bank, any of which events would be expected to result in a loss of all or a substantial portion of the value of the Company’s outstanding securities.

Due to the Bank’s significantly undercapitalized status, the Federal Reserve Bank has issued a Prompt Corrective Action Directive (“PCA”) pursuant to which the Bank must either become adequately capitalized or be sold within 45 days of the PCA. Any failure to comply with the terms of the PCA will have a material adverse effect on the business of the Company.

The PCA consented to by the Bank provides that the Bank, in conjunction with the Company, must within 45 days of March 29, 2010 either: (i) increase the Bank’s capital so that it becomes adequately capitalized; (ii) enter into and close an agreement to sell the Bank subject to regulatory approval and customary closing conditions; or (iii) take other necessary measures to make the Bank adequately capitalized. The PCA also prohibits or restricts the Bank from taking certain other actions and subjects the Bank to other operating restrictions. In addition, the Company and the Bank continue to be subject to the written agreement (the “Written Agreement”) with the Federal Reserve Bank and the Illinois Division of Banking that requires the Company and the Bank to take certain steps intended to improve their overall condition, as further described under “Business — Recent Developments — Written Agreement with Regulators.”

There can be no assurance that the Company or the Bank will be able to satisfy, in a timely manner or at all, the requirements set forth in the PCA and the Written Agreement, or that the plans adopted in response to the requirements of the PCA and the Written Agreement will have their intended effect. As further described under “Business — Recent Developments — Outlook for 2010,” the Company and the Bank were notified on March 25, 2010 by the Federal Reserve Bank that the Bank’s capital plan previously submitted as required under the Written Agreement was not accepted. Moreover, the PCA does not prevent bank regulators from increasing the amount or composition of capital required to be raised, denying any sale of the Bank or imposing other directives restricting the Company’s or the Bank’s business.

If the Company or the Bank is unable to comply with the terms of the PCA, the Written Agreement or any other applicable regulations, the Company and the Bank will become subject to additional, heightened supervisory actions and orders, including further enforcement action by the regulators that may, among other things, result in the appointment of a receiver for the Bank or the acquisition of the Bank in a transaction in which the Company receives no value. Any such appointment or sale of the Bank could be expected to result in a loss of all or a substantial portion of the value of the Company’s outstanding securities.

The Company does not have the ability to pay amounts that will become immediately due and payable upon the expiration of the Forbearance Agreement with the Company’s primary lender on March 31, 2010.

The Company has been in violation of certain financial covenants under its revolving line of credit and term note and the related loan documents (collectively, the “Loan Agreements”) since September 30, 2009. The lender under the Loan Agreements advised the Company that such noncompliance constituted a continuing event of default. As a result, the lender possesses certain rights and remedies, including the ability to demand immediate payment of amounts owed under the Loan Agreements totaling approximately $63.6 million plus accrued interest or to foreclose on 100% of the stock of the Bank which was pledged as collateral to support the Company’s obligations under the Loan Agreements. On October 22, 2009, the Company entered into a Forbearance Agreement with its lender under the Loan Agreements, pursuant to which, among other things, the lender agreed to forbear from exercising the rights and remedies available to it as a consequence of certain existing events of default, other than continuing to impose default rates of interest (the “Forbearance Agreement”). The Forbearance Agreement expires on March 31, 2010, at which time the lender could declare immediately due and payable all amounts owed under the Loan Agreements. Should the lender demand payment at or after that time, the Company presently would be unable to repay the amounts due. As a result, the lender could, among other remedies, foreclose on outstanding shares of the Bank’s capital stock, which would have a material adverse effect on the Company’s business, operations and ability to continue as a going concern and could result in a loss of all or a substantial portion of the value of the Company’s outstanding securities.

If the Company fails to raise additional capital in a timely manner, the Company may be forced to seek bankruptcy protection and/or the Bank could be placed under FDIC receivership.

A principal component of the Company’s overall capital plan has been to raise new equity capital necessary in order to improve the regulatory capital ratios of the Company and the Bank. The timely raising of new equity capital is also critical in order to increase the Bank’s capital as required by the PCA. While the Company continues to pursue new equity capital, it has not received any commitment for a new equity capital investment, and there can be no assurance that the Company will be able to raise a sufficient amount of new equity capital in a timely manner, on acceptable terms or at all. If the Company ultimately is unsuccessful in raising a sufficient amount of new equity capital or, alternatively, executing another strategic initiative, the Company may become subject to a voluntary or involuntary bankruptcy filing, the Bank could be placed into FDIC receivership by its regulators, or the Bank could be acquired by a third party in a transaction in which the Company receives no value for its interest in the Bank. Any such event could be expected to result in a loss of all or a substantial portion of the value of the Company’s outstanding securities.

As a result of the above-described events and circumstances, the Company has determined that there is substantial doubt as to the Company’s ability to continue as a going concern.

Due to the deterioration in the capital ratios of the Bank and the Company, the uncertainty as to the Company’s ability to raise sufficient amounts of new equity capital, recent regulatory actions with respect to the Company and the Bank, including the PCA, and the current inability of the Company to repay amounts owed under the Loan Agreements if, after the expiration of the Forbearance Agreement, its lender were to declare the amounts owed thereunder immediately due and payable, the Company has determined that there is substantial doubt as to the Company’s ability to continue as a going concern. Although the Company believes that the raising of additional capital, if timely achieved, will alleviate the substantial doubt about the Company’s ability to continue as a going-concern, there can be no assurance that such actions will be achieved in a timely manner or at all, or if achieved, that they will be sufficient to alleviate the uncertainty about the Company’s ability to continue as a going concern. The Company’s independent registered public accounting firm has included in its report on the Company’s consolidated financial statements for the year ended December 31, 2009 an explanatory paragraph with respect to the substantial doubt as to the Company’s ability to continue as a going concern. The Company is undercapitalized at December 31, 2009, as defined by the regulatory capital requirements administered by the federal banking agencies, and does not have sufficient liquidity to meet the potential demand for all amounts due under its lending arrangements upon termination of the Forbearance Agreement that expires on March 31, 2010. The Company’s financial statements do not include any adjustments that might result from the outcome of this uncertainty.

A substantial doubt as to the Company’s ability to continue as a going concern may have a material adverse impact on the Company and the Bank’s business, financial condition and results of operations and the ability to raise necessary new equity capital. Moreover, relationships with third parties with whom the Company and the Bank do business or on whom they rely, including depositors (particularly those with deposit accounts in excess of FDIC insurance limits), customers and clients, vendors, employees and financial counter-parties could be significantly adversely impacted because these individuals and entities may react adversely to the going concern issue, making it more difficult for the Company to address the issues giving rise to the going concern.

The Company has incurred cumulative losses since January 1, 2008 and expect to incur losses in the future.

Since January 1, 2008, the Company has incurred losses of $401.0 million through December 31, 2009. These losses are due to the goodwill impairment charges, a substantial increase in provision for credit losses, and the losses on the preferred stock of FNMA and GNMA.

The Company expects to incur losses through 2010. The Company cannot provide any assurances that it will not incur additional losses, especially in light of economic conditions that continue to adversely affect the Company’s borrowers and local markets. Further losses in 2010 could require the Company to access additional capital, which may or may not be available. Losses subsequent to December 31, 2009, will reduce the Company’s capital and may require it to write down or write off its deferred tax assets and goodwill.

The Company’s results of operations, financial condition and business may be materially, adversely affected if it fails to successfully implement the Capital Plan.

The Company’s Capital Plan it announced in July 2009 contemplates a number of different strategies intended to increase common equity capital and raise additional capital as further described under “Capital Plan” of Part I Item 1 above. There can be no assurances, however, that the Company will be able to successfully execute on each or every component of the Capital Plan, in a timely manner or at all, and a number of events and conditions must occur in order for the plan to achieve its intended effect. For instance, one of the key elements of the Capital Plan is to raise a significant amount of new equity capital. The Company’s ability to raise additional equity capital is subject to a number of factors and there can be no assurance that the Company can raise additional capital in a timely manner, on acceptable terms or at all.

If the Company is not able to successfully complete the Capital Plan, the Company could be adversely impacted by negative assessments regarding its ability to withstand continued adverse economic conditions. Moreover, the Company’s business, and the value of its securities would be materially and adversely affected, it would be more difficult for the Company to meet the capital requirements of the Company’s primary banking regulators, it would likely become increasingly difficult to seek further forbearance or waivers from the Company’s primary lender for continuing or any new events of default and it would be difficult to obtain forbearance or waivers, if necessary, from the counterparties to the repurchase agreements, any of which circumstances may make it difficult for the Company in the future to demonstrate its ability to continue as a going concern. If the Company is unable to successfully complete its Capital Plan and were to continue to suffer further deterioration of its loan portfolio, the Company may consider with a strategic or financial partner a plan of reorganization to recapitalize the Bank pursuant to chapter 11 of the bankruptcy code or become subject to an involuntary bankruptcy petition and/or the Bank could be placed into FDIC receivership by its regulators. Any such event could be expected to result in a loss of the entire value of the Company’s outstanding common stock and all or substantially all of the value of any depositary shares outstanding.

Changes in economic conditions, in particular a continued economic slowdown in Chicago, Illinois, has hurt and could continue to hurt the Company’s business materially.

The Company’s business is directly affected by factors such as economic, political and market conditions, broad trends in industry and finance, legislative and regulatory changes, changes in government monetary and fiscal policies and inflation, all of which are beyond its control. A continued deterioration in economic conditions, in particular a continuing economic slowdown in Chicago, Illinois, and surrounding areas, has resulted and may continue to result in the following consequences, any of which could hurt or continue to hurt the Company’s business materially:

•	loan delinquencies may continue to increase or remain at elevated levels;

•	problem assets and foreclosures may continue to increase or remain at elevated levels;

•	unemployment may continue to increase;

•	demand for the Company’s products and services may decline;

•	low cost or noninterest bearing deposits may decrease; and

•	collateral for loans made by the Company, especially residential and commercial real estate, may decline or continue to decline in value, in turn reducing customers’ borrowing power, and reducing the value of assets and collateral associated with the Company’s existing loans.

A large percentage of the Company’s loans are collateralized by real estate, including construction loans, and adverse changes in the real estate market may result in continued or increased losses and continue adversely affect the Company’s profitability.

A majority of the Company’s loan portfolio is comprised of loans at least partially collateralized by real estate; a substantial portion of this real estate collateral is located in the Chicago market.

As of December 31, 2009, collateral-based classification basis, commercial real estate loans totaled $1.2 billion, or 52.5% of the Company’s total loan portfolio, and construction loans, including land acquisition and development, totaled an additional $308.6 million, or 13.3% of its total loan portfolio.

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

Construction and land acquisition and development lending involve additional risks because funds may be advanced based upon values associated with the completed project, which is uncertain. Because of the uncertainties inherent in estimating construction costs, as well as the market value of the completed project and the effects of governmental regulation of real property, it is relatively difficult to evaluate accurately the total funds required to complete a project and the related loan-to-value ratio. As a result, construction loans often involve the disbursement of substantial funds with repayment dependent, in part, on the success of the ultimate project and the ability of the borrower to sell or lease the property, rather than the ability of the borrower or guarantor to repay principal and interest. If the appraisal of the anticipated value of the completed project proves to be overstated, the Company may have inadequate security for the loan.

Nonperforming assets take significant time to resolve and adversely affect the Company’s results of operations and financial condition.

At December 31, 2009, the Company’s nonperforming loans were $285.5 million, or 12.3% of its loan portfolio, and the nonperforming assets (which include nonperforming loans, troubled-debt restructured loans, and foreclosed properties) were $312.4 million, or 9.06% of total assets. In addition, the Company had approximately $62.9 million in accruing loans that were 30 to 89 days delinquent at December 31, 2009.

The Company’s nonperforming assets adversely affect its net income in various ways. Until economic and market conditions improve, the Company expects to continue to incur additional losses relating to an increase in nonperforming loans. The Company does not record interest income on nonaccrual loans, thereby adversely affecting its income, and increasing its loan administration costs. The Company does incur the costs of funding problem assets and foreclosed properties, however. When the Company takes collateral in foreclosures and similar proceedings, its is required to mark the collateral to its then fair value less expected selling costs, which, when compared to the principal amount of the loan, may result in a loss. These nonperforming loans and foreclosed properties also increase the Company’s risk profile. There can be no assurance that: (i) the Company will be able to reduce its nonperforming assets timely; or (ii) that it will not experience further increases in nonperforming loans in the future. Any of these actions may result in additional future credit losses and additional regulatory enforcement actions.

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

The Company maintains an allowance for loan losses in an attempt to cover probable incurred loan losses inherent in its loan portfolio. Additional loan losses will likely continue to occur in the future and may occur at a rate greater than experienced historically. In determining the amount of the allowance, the Company relies on an analysis of its loan portfolio, experience, and evaluation of general economic conditions. If the Company’s assumptions and analysis prove to be incorrect, its current allowance may not be sufficient. In addition, adjustments may be necessary to allow for unexpected volatility or deterioration in the local or national economy or other factors such as changes in interest rates that may be beyond its control. The results of examination from regulatory agencies are also considered. Any increase in the Company’s loan allowance or loan charge-offs could have a material adverse effect on its results of operations.

The level of the Company’s nonperforming assets, which consist of nonaccrual loans, troubled debt restructured loans, foreclosed real estate and other repossessed assets, may also impact the sufficiency of the Company’s allowance for loan losses. Nonperforming assets totaled $312.4 million as of December 31, 2009, an increase of $228.3 million, or 271.3%, from $84.1 million at December 31, 2008.

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

Different types of assets and liabilities may react differently, and at different times, to changes in market interest rates. The Company expects that it will periodically experience “gaps” in the interest rate sensitivities of its assets and liabilities. That means either its interest-bearing liabilities will be more sensitive to changes in market interest rates than its interest earning assets, or vice versa. When interest-bearing liabilities mature or reprice more quickly than interest earning assets, an increase in market rates of interest could reduce the Company’s net interest income. Likewise, when interest-earning assets mature or reprice more quickly than interest-bearing liabilities, falling interest rates could reduce net interest income. The Company is unable to predict changes in market interest rates which are affected by many factors beyond its control including inflation, recession, unemployment, money supply, domestic and international events and changes in the United States and other financial markets. Based on its net interest income simulation model, if market interest rates were to increase immediately by 100 or 200 basis points (a parallel and immediate shift of the yield curve) net interest income would be expected to increase by 8.29% and 18.12%, respectively, from what it would be if rates were to remain at December 31, 2009 levels. The actual amount of any increase or decrease may be higher or lower than that predicted by the Company’s simulation model. Net interest income is not only affected by the level and direction of interest rates, but also by the shape of the yield curve, credit spreads, relationships between interest sensitive instruments and key driver rates, balance sheet growth, client loan and deposit preferences and the timing of changes in these variables.

As result of current market conditions, the Company’s net interest income simulation model did not test the effects of 100 and 200 basis point decreases in market interest rates at December 31, 2008 or December 31, 2009 as those decreases would result in some deposit interest rate assumptions falling below zero. Nonetheless, the Company’s net interest income could decline in those scenarios as yields on earning assets could continue to adjust downward. Although the Company is seeking to mitigate this risk by instituting interest rate floors into its variable-rate loan products, continuation of the existing interest rate environment, featuring an historically low absolute level of market rates of interest, could have a material adverse effect on the Company.

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

The Company and the Bank may not be able to access sufficient and cost-effective sources of liquidity necessary to fund operations and meet payment obligations under their existing funding commitments, including the repayment of brokered deposits.

The Bank depends on access to a variety of funding sources, including deposits, to provide sufficient liquidity to meet its commitments and business needs and to accommodate the transaction and cash management needs of its clients, including funding loans. The Bank also must have sufficient funds available to satisfy its obligation to repay any wholesale borrowings its has outstanding, including brokered deposits and other obligations, when they come due. Currently, the Bank’s primary sources of liquidity are clients’ deposits, as well as brokered deposits, Federal Home Loan Bank advances, and repayments and maturities of loans and securities.

To the extent deposit growth is not commensurate with its funding needs, the Bank may need to access alternative, more expensive funding sources. Addressing these funding needs in the future will be even more challenging given that the Bank is undercapitalized for regulatory capital purposes, and as a result, the Bank is no longer able to accept or renew brokered deposits, whether wholesale or retail, secure deposits at rates that are 75 basis points higher than the prevailing effective rates on insured deposits of comparable amounts or maturities in the Bank’s normal market area or the national rates periodically release by the FDIC. In addition, the Bank is not knowingly accepting deposits in excess of FDIC insurance coverage limits, and believes it has sufficient liquidity to fund its near-term potential and actual obligations. Scheduled maturities of brokered deposits are $60.1 million in the first quarter 2010, $64.9 million in the second quarter 2010, $206.4 million in the third quarter 2010, $76.5 million in the fourth quarter 2010 and $46.6 million thereafter.

Although the Bank experienced an increase in deposits that has allowed it to reduce to some extent its reliance on wholesale funding sources during 2009, there can be no assurance that this level of deposit growth will continue. There is also no way to determine with any degree of certainty whether these deposits are, in whole or in part, permanent or transitory. If the returns in the equity markets continue to improve or FDIC insurance coverage is reduced, some of the Bank’s deposits could move to higher yielding investment alternatives outside of the Bank, thus causing a reduction in the Bank’s deposits and increased reliance on wholesale funding sources. Although management currently believes the Bank has the ability and the available liquidity to meet its near-term potential and actual obligations, if in the future additional cost-effective funding is not available on terms satisfactory to the Bank or at all, the Bank may not be able to meet its funding obligations, which could adversely affect the Company’s results of operations and earnings.

In addition, as further described below, several of the Bank’s repurchase agreements could permit the counterparty to terminate the repurchase agreements prior to maturity because the Bank is not currently well-capitalized. Due to the relatively high fixed rates on these borrowings as compared to currently low market rates of interest, the Bank would incur substantial costs to unwind these repurchase agreements if terminated prior to their maturities, which could have a material adverse effect on the Company’s results of operations and financial condition in the period of payment. As a result of the Bank’s capital position, it had to increase the amount of collateral securing the existing FHLBC advances, and the wholesale funding market is no longer available to the Bank.

As a holding company without independent operations, the Company’s liquidity (on an unconsolidated basis) is primarily dependent upon the Company’s ability to raise debt or equity capital from third parties and the receipt of dividends from its operating subsidiaries. The Company is currently in default under its Loan Agreements and its revolving credit facility has matured and is no longer available. Despite its recent efforts to obtain new equity capital, the Company has not yet obtained a commitment for new equity capital. As a result of recent regulatory actions, the Company’s principal operating subsidiary, the Bank, is prohibited from paying any dividends or making any loans to the Company. At December 31, 2009, the Company’s cash and cash equivalents on an unconsolidated basis amounted to $3.4 million. The Company’s liquidity position on an unconsolidated basis can be adversely affected by, among other things, decreases in the amount of cash and other liquid assets on hand due to increased expenses or otherwise; the payment of interest or principal on debt issued by the Company (including any amounts demanded upon expiration of the Forbearance Agreement); any payment of dividends on equity securities issued by the holding company (all of which have been suspended or deferred); any capital it injects into the Bank; and any redemption of debt for cash issued by the holding company. The Company’s unconsolidated liquidity position also may be adversely affected if the Bank continues to be unable or prohibited by its regulators to pay a dividend to the Company sufficient to satisfy the Company’s cash flow needs; if it is required by the Federal Reserve to use cash at the holding company to support the capital position of the Bank; or if it continues to have difficulty raising cash at the holding company level through the issuance of debt or equity instruments or accessing additional sources of credit. Although the Company receives a management fee from the Bank for services provided by the Company in support of the Bank’s operations, the timing and amount of such management fees are subject to approval by the Bank’s regulators, and there can be no assurances that such fees will be approved in the future or that the amounts of such fees will be sufficient to meet the Company’s costs of providing services to the Bank.

Presently, the Company does not have sufficient liquidity on an unconsolidated basis to meet its short-term obligations, which include the approximately $63.6 million in outstanding debt that its lender could accelerate and demand payment for upon the expiration of the Forbearance Agreement on March 31, 2010. The Company believes that, if the lender does not exercise its right to demand payment of amounts owed under the Loan Agreements, that it has adequate liquidity to meet its near-term commitments.

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

Changes in the mix of the Company’s funding sources could have an adverse effect on its income. 33.7% of the Company’s funding sources as of December 31, 2009 are in lower-rate transactional deposit accounts. Market rate increases or competitive pricing could heighten the risk of moving to higher-rate funding sources, which would cause an adverse impact on the Company’s results of operations.

The Company is in breach of certain financial covenants under its Loan Agreements and its lender has the right to take certain courses of action that would, if exercised, have a material adverse effect on the Company’s operations and ability to continue as a going concern.

At December 31, 2009, the Company had approximately $78.6 million outstanding under the Loan Agreements. Approximately $63.6 million of the amounts outstanding under the Loan Agreements are secured by all of the outstanding shares of stock of the Bank. The Company has breached certain financial covenants under the Loan Agreements, certain of which breaches constitute events of default. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Borrowings.” Due to the occurrence and the continuance of such events of default, the interest rate on the revolving line of credit increased to the default interest rate of 7.25%, and the interest rate under the term loan agreement increased to the default interest rate of 30 day LIBOR plus 455 basis points.

On October 22, 2009, the Company entered into the Forbearance Agreement with the lender, pursuant to which, among other things, the lender agreed to forbear from exercising the rights and remedies available to it as a consequence of the existing events of default, except for continuing to impose default rates of interest. The Forbearance Agreement expires on March 31, 2010, or earlier if, among other things, the Company breaches representations and warranties contained in, or defaults on its obligations under, the Forbearance Agreement, or the Company defaults on certain obligations under its loan agreements (other than with respect to certain financial and regulatory covenants) or the Bank becomes subject to receivership by the FDIC or the Company becomes subject to other bankruptcy or insolvency type proceedings. The Forbearance Agreement did not waive any of the Company’s events of default or any other default or event of default, and the lender has not committed to waive any of the existing and continuing events of default following the expiration of the Forbearance Agreement.

Upon the expiration of the Forbearance Agreement, the principal and interest amounts that were owed under the Loan Agreements, as modified by earlier covenant waivers, at the time the Forbearance Agreement was entered into will once again become due and payable, along with such other amounts as may have become due during the forbearance period. The Company will not be able to meet any demands for payment of amounts then due at the expiration of the Forbearance Agreement. As a result of the events of default, the lender may, among other remedies, seize the outstanding shares of the Bank’s capital stock held by the Company that have been pledged as collateral for borrowings under the Loan Agreements.

If the lender were to take one or more of the above actions, or if the Company is unable to renegotiate, renew, replace or expand its sources of financing on acceptable terms, it could have a material adverse effect on the Company’s business, operations and ability to continue as a going concern, and investors could lose all or a substantial portion of their investment in the securities of the Company they hold. Upon a liquidation, holders of the Company’s debt securities (including subordinated debt securities underlying the Company’s trust preferred securities) and lenders with respect to other borrowings would be entitled to receive a distribution of the available assets, if any, prior to holders of the Company’s preferred stock and common stock, and holders of preferred stock would be entitled to receive distribution of the available assets, if any, prior to holders of the Company’s common stock. Any decisions by investors and lenders to enter into equity and financing and refinancing transactions with the Company will depend upon a number of factors, including the Company’s historical and projected financial performance, the degree of non-compliance with the terms of its current loan arrangements, industry and market trends, the availability of capital and its investors’ and lenders’ policies and rates applicable thereto, and the relative attractiveness of alternative investment or lending opportunities. There can be no assurance that the Company will be able to raise sufficient capital to return to compliance under its existing debt arrangements or pay the loans in full.

There is a risk that the counterparty to certain of the Bank’s existing repurchase agreements may have the right to terminate the repurchase agreements, which could materially and adversely affect the Company’s financial position and earnings in the period of termination.

The agreements with one of the Bank’s repurchase agreement counterparty could permit that counterparty to terminate the repurchase agreements if the Bank does not maintain its well-capitalized status. Because the Bank is not well-capitalized, there is a risk that the counterparty could exercise its option to terminate one or more of these repurchase agreements prior to maturity. At December 31, 2009, the Bank’s repurchase agreements with those provisions totaled $262.7 million with fixed interest rates ranging from 2.76% to 4.65%, maturities ranging from approximately 7.5 to 8.5 years, and quarterly call provisions (at the counterparty’s option). Due to the relatively high fixed rates on these borrowings as compared to currently low market rates of interest, the Bank would incur substantial costs to unwind these repurchase agreements if terminated prior to their maturities, which could have a material adverse effect on the Company’s results of operations and financial condition in the period of payment. The associated unwind costs would be the difference between the fair value and carrying value of the repurchase agreements on the date of termination. Because the repurchase agreements are collateralized at an amount sufficient to cover any such unwind costs which may be incurred, any such costs would result in a charge in the statement of operations but would not be expected to have a material adverse effect on the Bank’s liquidity.

The Company’s common stock could be delisted from Nasdaq.

The Company’s common stock is currently listed on Nasdaq. On September 15, 2009, the Company received a letter notifying the Company of failure to maintain a minimum closing bid price of $1.00 per share on Company common stock over the preceding 30 consecutive business days as required by Nasdaq rules. The letter stated that the Company had until March 15, 2010 to demonstrate compliance by maintaining a minimum closing bid price of at least $1.00 for a minimum of ten consecutive business days. The Company was not able to satisfy this requirement.

On March 11, 2010, Nasdaq notified the Company that it had approved the Company’s application to transfer its common stock from the Nasdaq Global Market to the Nasdaq Capital Market effective March 16, 2010. Nasdaq has advised the Company that it has been granted an additional 180 calendar-day compliance period which will end on September 13, 2010.

If the Company does not maintain a minimum closing bid price of at least $1.00 for a minimum of ten consecutive business days by September 13, 2010, Nasdaq will notify the Company that its common stock is subject to delisting from Nasdaq. At that time, the Company may appeal Nasdaq’s determination to delist its common stock to a Listing Qualifications Panel.

Although the Company was allowed to transfer to the Nasdaq Capital Market, the perception or possibility that the Company’s common stock could be delisted in the future could negatively affect the liquidity and price of its common stock. Delisting would have an adverse effect on the liquidity of the common stock and, as a result, the market price for the common stock might become more volatile. Delisting could also make it more difficult for the Company to raise additional capital. Although the Company expects that quotes for its common stock would continue to be available on the OTC Bulletin Board or, if it were delisted from Nasdaq, on the “Pink Sheets,” such alternatives are generally considered to be less efficient markets, and the stock price, as well as the liquidity of the common stock, may be adversely impacted as a result.

Also, in the future the Company could fall out of compliance with other minimum criteria for continued listing, including minimum market capitalization, minimum stockholders’ equity and minimum public float. A failure to meet any of these other continued listing requirements could result in delisting of the Company’s common stock.

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

With recent increased concerns about bank failures, customers increasingly are concerned about the extent to which their deposits are insured by the FDIC. Customers may withdraw deposits in an effort to ensure that the amount they have on deposit with their bank is fully insured. On October 14, 2008, the FDIC announced a new program, the Temporary Liquidity Guarantee Program (the “TLGP”) where all noninterest-bearing transaction deposit accounts, including all personal and business checking deposit accounts, and NOW accounts, which are capped at a rate no higher than 0.50%, are fully guaranteed, through June 30, 2010, regardless of dollar amount. The Company has elected to participate in the program. If this program is not extended beyond June 30, 2010, the Company may experience a decrease in deposits. Decreases in deposits may adversely affect the Company’s funding costs, net income, and liquidity.

The Bank’s deposit insurance premium could be substantially higher in the future, which could have a material adverse effect on the Company’s future earnings.

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

On May 22, 2009, the FDIC board agreed to impose an emergency special assessment of five basis points on all banks to restore the Deposit Insurance Fund to an acceptable level. The assessment, which was payable on September 30, 2009, is in addition to a planned increase in premiums and a change in the way regular premiums are assessed, which the FDIC board previously approved. The cost of this emergency special assessment to the Company was approximately $1.7 million. On November 12, 2009, the FDIC issued new assessment regulations that require FDIC-insured institutions to prepay on December 30, 2009 their estimated quarterly risk-based assessments for the fourth quarter 2009 and for all of 2010, 2011 and 2012; however certain financial institutions, including the Bank, were exempted from the new prepayment regulations and will continue to pay their risk-based assessments on a quarterly basis.

The recent assessment increases and special assessments discussed above, along with any future further assessment increases and special assessments applicable to the Bank, have increased and may continue to increase Banks expenses and adversely impact the Company’s earnings. Future assessments are also expected to increase as a result of the Bank being undercapitalized as of December 31, 2009.

FDIC insurance expense has increased substantially, from $2.6 million in 2008 to $9.3 million in 2009, which includes a special assessment. The Company expects to pay significantly higher FDIC premiums in the future, especially until its regulatory capital and risk profile improve. Bank failures have significantly depleted the FDIC’s DIF and reduced its ratio of reserves to insured deposits. The FDIC has adopted a revised risk-based deposit insurance assessment schedule which raised deposit insurance premiums, and the FDIC has also implemented a special assessment on all depository institutions. Additional special assessments may be imposed by the FDIC for future periods. The Bank participates in the TLGP’s noninterest-bearing transaction account guarantee and pays the FDIC a fee for such guarantee. These actions significantly increased the Company’s noninterest expense in 2009 and are expected to increase its costs for the foreseeable future. The Bank’s insurance premiums will also increase as a result of becoming less than “well capitalized.” TLGP’s noninterest-bearing transaction account guarantee program has been extended to June 30, 2010. Institutions, such as the Bank, that participate in the extended program are required to pay 15 to 25 basis points annualized fee in accordance with its risk category rating assigned by the FDIC.

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

The Company’s ability to engage in routine funding transactions could be adversely affected by the actions and commercial soundness of other financial institutions. As a result, defaults by, or even rumors or questions about, one or more financial services companies, or the financial services industry generally, have led to market-wide liquidity problems and could lead to losses or defaults by the Company or by other institutions. Many of these transactions expose the Company to credit risk in the event of default of the Company’s counterparty or client. In addition, the Company’s credit risk may be exacerbated when its collateral held cannot be realized or is liquidated at prices not sufficient to recover the full amount of the loan or derivative exposure due the Company. There is no assurance that any such losses would not materially and adversely affect the Company’s business, financial condition or results of operations.

The widespread effect of falling housing prices on financial markets has adversely affected and could continue to adversely affect the Company’s profitability, liquidity, and financial condition.

Turmoil in the financial markets, precipitated by falling housing prices and rising delinquencies and foreclosures, has negatively impacted the valuation of securities supported by real estate collateral, including certain securities owned by the Company. In 2008, the Company has experienced losses of $82.1 million on investments in government sponsored enterprises, such as Fannie Mae and Freddie Mac, which has materially adversely impacted its capital base. The Company relies on its investment securities portfolio as a source of net interest income and as a means to manage its funding and liquidity needs. If defaults in the underlying collateral are such that the security can no longer meet its debt service requirements, the Company’s net interest income, cash flows, and capital will be reduced.

The value of securities in the Company’s investment securities portfolio may be negatively affected by continued disruptions in securities markets.

The market for some of the investment securities held in the Company’s portfolio has become extremely volatile over the past twelve months. Generally, assets required to be carried at fair value are valued based on quoted market prices or on valuation models that use market data inputs. Because the Company’s carries these assets on its books at their fair values, the Company may incur losses even if the assets in question present minimal credit risk. Volatile market conditions may detrimentally affect the value of these securities, such as through reduced valuations due to the perception of heightened credit and liquidity risks. There can be no assurance that the declines in market value associated with these disruptions will not result in other than temporary impairments of these assets, which would lead to accounting charges that could have a material adverse effect on the Company’s net income and capital levels.

If the Company is required to write down goodwill or other intangible assets or if it is required to mark-to-market certain of its assets or further reduce its deferred tax assets by a valuation allowance, its financial condition and results of operations would be negatively affected.

When the Company acquires a business, a portion of the purchase price of the acquisition may be allocated to goodwill and identifiable intangible assets. The amount of the purchase price which is allocated to goodwill is determined by the excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired. At December 31, 2009, the Company’s goodwill and identifiable intangible assets were approximately $77.3 million. Under generally accepted accounting principles, if the Company determines that the carrying value of its goodwill or identifiable intangible assets is impaired, the Company is required to write down the value of these assets. The Company conducts an annual review to determine whether goodwill and identifiable intangible assets are impaired and updates this analysis on an interim basis, under certain circumstances.

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

The Company’s goodwill and intangible assets are reviewed annually for impairment as of September 30th of each year. This review in 2009 was conducted with the assistance of a third party valuation specialist. Based upon that review, the Company determined that the $78.9 million of goodwill recorded on the September 30, 2009 balance sheet was not impaired. The Company determined that activities in the fourth quarter of 2009, including the Written Agreement with the regulators, the decline in the Bank’s regulatory capital position to undercapitalized, and the significant deterioration in the market price of the Company’s common stock, constituted triggering events requiring an interim goodwill impairment test. As a result of that test, the Company recorded a $14.0 million goodwill impairment as of December 31, 2009. The Company cannot assure that it will not be required to take goodwill impairment charges in the future. See “Management’s Discussion and Analysis of Financial Condition and Results of Operation — Financial Condition — Goodwill” for a discussion of the methodologies employed and assumptions used in conducting the Company’s annual impairment test.

The Company will continue to assess the shortfall in the Company’s equity fair value relative to its total book value and tangible book value, which management currently attributes to both industry-wide and Company-specific factors, and to evaluate whether any additional adjustments are required in the carrying value of goodwill. The Company may be required in a future period to recognize an impairment of all, or some portion, of its remaining goodwill.

Any impairment charge would have a negative effect on its stockholders’ equity and financial results. If an impairment charge is significant enough to result in or significantly contribute to negative net income for the period, it could affect the ability of the Bank to upstream dividends to the Company, which could have a material adverse effect on the Company’s liquidity.

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

The Company also is required, under generally accepted accounting principles, to assess the need for a valuation allowance on its deferred tax assets. If, based on the weight of available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized, the Company would be required to reduce its deferred tax assets by a valuation allowance and increase income tax expense. The Company recently established a valuation allowance of $60.0 million related to its deferred tax assets, which contributed significantly to the net loss for the quarter ended June 30, 2009. At December 31, 2009, the valuation allowance increased to $117.1 million and the net deferred tax asset was $4.3 million. The Company may be required to reduce this remaining amount in the future, which would adversely affect the Company’s earnings or exacerbate any net loss.

Companies are subject to a change of ownership test under Section 382 of the Internal Revenue Code of 1986, as amended, that, if met, would limit the annual utilization of the pre-change of ownership carryforward as well as the ability to use certain unrealized built-in losses. Under the Company’s planned capital restructuring, it is likely that a change of ownership under Section 302 will occur. Generally, under Section 382, the yearly limitation on the Company’s ability to utilize such deductions will be equal to the product of the applicable long-term tax exempt rate and the sum of the values of the Company’s common stock and Series G preferred stock immediately before the ownership change. The Company’s ability to utilize deductions related to credit losses during the twelve-month period following such an ownership change would also be limited under Section 382, together with net operating loss carryforwards, to the extent that such deductions reflect a net loss that was “built-in” to the Company’s assets immediately prior to the ownership change.

If the Company’s investment in the common stock of the Federal Home Loan Bank of Chicago is other than temporarily impaired, its financial condition and results of operations could be materially impaired.

The Bank owns common stock of the Federal Home Loan Bank of Chicago (“FHLBC”). The common stock is held to qualify for membership in the Federal Home Loan Bank System and to be eligible to borrow funds under the FHLBC’s advance program. The aggregate cost and fair value of the Company’s FHLBC common stock as of December 31, 2009 was $17.0 million based on its par value. There is no market for the FHLBC common stock.

On October 10, 2007, the FHLBC entered into a consensual cease and desist order with the Federal Housing Finance Board, now known as the Federal Housing Finance Agency (“FHFA”). Under the terms of the order, capital stock repurchases and redemptions, including redemptions upon membership withdrawal or other termination, are prohibited unless the FHLBC receives the prior approval of the Director of the Office of Supervision of the FHFA (the “Director”). The order also provides that dividend declarations are subject to the prior written approval of the Director and required the FHLBC to submit a capital structure plan to the FHFA. The FHLBC has not declared any dividends since the order was issued and it has not received approval of a capital structure plan. In July of 2008, the FHFA amended the order to permit the FHLBC to repurchase or redeem newly-issued capital stock to support new advances, subject to certain conditions set forth in the order. The Company’s FHLBC common stock is not newly-issued and is not affected by this amendment.

Recent published reports indicate that certain member banks of the Federal Home Loan Bank System could have materially lower regulatory capital levels due to the application of certain accounting rules and asset quality issues. In an extreme situation, it is possible that the capitalization of a Federal Home Loan Bank, including the FHLBC, could be substantially diminished or reduced to zero. The Company’s FHLBC common stock is accounted for in accordance with the authoritative guidance for financial services — depository and lending (ASC 942-325-35). This guidance provides that, for impairment testing purposes, the value of long term investments such as FHLBC common stock is based on the “ultimate recoverability” of the par value of the security without regard to temporary declines in value. Consequently, if events occur that give rise to substantial doubt about the ultimate recoverability of the par value of the Company’s FHLBC common stock, this investment could be deemed to be other-than-temporarily impaired, and the impairment loss that would be required to be recorded would cause the Company’s earnings to decrease by the after-tax amount of the impairment loss.

As a bank holding company that conducts substantially all of the Company’s operations through its subsidiaries, its ability to pay dividends, repurchase its shares, or to repay its indebtedness depends upon liquid assets held by the bank holding company, as well as the results of operations of the Company’s subsidiaries. The Company and its subsidiaries are subject to other restrictions.

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

Most of the Company’s ability to pay dividends and make payments on its debt securities comes from amounts paid to it by the Bank. Under applicable banking law, the total dividends declared in any calendar year by the Bank may not, without the approval of the Federal Reserve, exceed the aggregate of the Bank’s net profits and retained net profits for the preceding two years. The Bank is also subject to limits on dividends under the Illinois Banking Act. Because of its lack of earnings, the PCA and the Written Agreement, the Bank is prohibited from paying any dividends or making any loans to the Company.

If, in the opinion of the federal bank regulatory agency, a depository institution under its jurisdiction is engaged in or is about to engage in an unsafe or unsound practice (which, depending on the financial condition of the depository institution, could include the payment of dividends), the agency may require that the bank cease and desist from the practice. The Federal Reserve has similar authority with respect to bank holding companies. In addition, the federal bank regulatory agencies have issued policy statements which provide that insured banks and bank holding companies should generally only pay dividends out of current operating earnings. Finally, these regulatory authorities have established guidelines with respect to the maintenance of appropriate levels of capital by a bank, bank holding company or savings association under their jurisdiction. Compliance with the standards set forth in these guidelines has restricted and will continue to restrict the amount of dividends, if any, that the Company and its affiliates can pay in the future.

The Company’s ability to declare and pay dividends or to repurchase its shares is also subject to:

•	the terms of junior subordinated debentures of the Company, pursuant to which it can not declare or pay any dividends or distributions on, or redeem, purchase, acquire or make a liquidation payment with respect to, any of its common stock or preferred stock if, at that time, there is a default under the junior subordinated debentures or a related guarantee or it has delayed interest payments on the securities issued under the junior indenture; and

•	the Company’s outstanding Series A and Series G Preferred Stock, which have preference over the Company’s common stock with respect to the payment of dividends as well as distributions of assets upon liquidation, and no dividends on the common stock may be declared and paid unless and until dividends have been paid on its preferred stock. Furthermore, the Company cannot repurchase its common stock until all dividends have been paid on the Series G Preferred Stock.

The Company must seek additional capital in the future, but capital may not be available when it is needed.

The Company is required by federal and state regulatory authorities to maintain adequate levels of capital to support its operations. A number of financial institutions have recently raised considerable amounts of capital as a result of deterioration in their results of operations and financial condition arising from the turmoil in the mortgage loan market, deteriorating economic conditions, declines in real estate values and other factors, which may diminish the Company’s ability to raise additional capital. As discussed under “Business — Recent Developments —

Outlook for 2010” and “— Capital Plan,” the Company also is seeking to raise capital in an effort to improve the Company’s capital position and comply with the PCA.

The Company’s ability to raise additional capital will depend on conditions in the capital markets, economic conditions and a number of other factors, many of which are outside its control, and on its current and anticipated financial performance. Accordingly, the Company cannot be assured of its ability to raise, sufficient amount of additional capital, as part of its Capital Plan or otherwise, or on terms acceptable to it. If the Company cannot raise, sufficient amount of additional capital it may have a material adverse effect on its financial condition, results of operations and prospects, as further described under “Risk Factors-If the Company fails to raise additional capital in a timely manner, the Company may be forced to seek bankruptcy and/or the Bank could be placed under FDIC receivership.

The Company’s effective tax rates may be adversely affected by changes in federal and state tax laws.

The Company’s effective tax rates may be adversely affected by changes in federal or state tax laws, regulations and agency interpretations. In this regard, recent changes in Illinois laws may adversely affect the Company’s results of operations. Under prior tax law, the Company enjoyed favorable tax treatment with respect to the dividends it received from Midwest Funding, L.L.C., a captive real estate investment trust, or a REIT. A change in Illinois tax law relating to the deductibility of captive REIT dividends eliminated this tax benefit beginning January 1, 2009, and increased the Company’s effective tax rate beginning in that year.

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

Management regularly reviews and updates the Company’s internal controls, disclosure controls and procedures, and corporate governance policies and procedures. Any system of controls, however well designed and operated, is based in part on certain assumptions and can provide only reasonable, not absolute, assurances that the objectives of the system are met. Any failure or circumvention of the Company’s controls and procedures or failure to comply with regulations related to controls and procedures could have a material adverse effect on the Company’s business, results of operations, cash flows and financial condition.

The Company relies heavily on communications and information systems to conduct its business. Any failure, interruption or breach in security of these systems could result in failures or disruptions in the Company’s customer relationship management, general ledger, deposit, loan and other systems. While the Company has policies and procedures designed to prevent or limit the effect of the failure, interruption or security breach of the Company’s information systems, there can be no assurance that any such failures, interruptions or security breaches will not occur or, if they do occur, that they will be adequately addressed. Additionally, the Company outsources a portion of its data processing to a third party. If the Company’s third party provider encounters difficulties or if the Company has difficulty in communicating with such third party, it will significantly affect the Company’s ability to adequately process and account for customer transactions, which would significantly affect the Company’s business operations. Furthermore, breaches of such third party’s technology may also cause reimbursable loss to the Company’s consumer and business customers, through no fault of its own. The occurrence of any failures, interruptions or security breaches of information systems used to process customer transactions could damage the Company’s reputation, result in a loss of customer business, subject the Company to additional regulatory scrutiny, or expose the Company to civil litigation and possible financial liability, any of which could have a material adverse effect on the Company’s financial condition, results of operations and cash flows.

The Company continually encounters technological change.

The financial services industry is continually undergoing rapid technological change with frequent introductions of new technology-driven products and services. The effective use of technology increases efficiency and enables financial institutions to better serve customers and to reduce costs. The Company’s future success depends, in part, upon its ability to address the needs of its customers by using technology to provide products and services that will satisfy customer demands, as well as to create additional efficiencies in the Company’s operations. Many competitors have substantially greater resources to invest in technological improvements. The Company may not be able to effectively implement new technology-driven products and services or be successful in marketing these products and services to its customers. Failure to successfully keep pace with technological change affecting the financial services industry could have a material adverse impact on the Company’s business and, in turn, its financial condition, results of operations and cash flows.

The Company is subject to various reporting requirements that increase compliance costs, and failure to comply timely could adversely affect its reputation and the value of its securities.

The Company is required to comply with various corporate governance and financial reporting requirements under the Sarbanes-Oxley Act of 2002, as well as rules and regulations adopted by the Securities and Exchange Commission, the Public Company Accounting Oversight Board and Nasdaq. In particular, the Company is required to include management and independent auditor reports on internal controls as part of its Annual Report on Form 10-K pursuant to Section 404 of the Sarbanes-Oxley Act. The Company expects to continue to spend significant amounts of time and money on compliance with these rules. In addition, pursuant to the Written Agreement, the Company is required to prepare and submit various reports to its regulators and may face further reporting obligations in the future due to its financial condition. Compliance with various regulatory reporting requires significant commitments of time from management and its directors, which reduces the time available for the performance of their other responsibilities. The Company’s failure to track and comply with the various rules may materially adversely affect its reputation, ability to obtain the necessary certifications to financial statements, lead to additional regulatory enforcement actions, and could adversely affect the value of its securities.

The Company’s ability to attract and retain management and key personnel may affect future growth and earnings and may be adversely affected by compensation and employment restrictions to which it may be subject.

The Company’s success is largely dependent on the personal contacts of its officers and employees in its market areas. If the Company loses key employees, temporarily or permanently, its business could be hurt. The Company could be particularly hurt if its key employees leave to work for the Company’s competitors. The Company’s future success depends on the continued contributions of its existing senior management personnel.

Both the Company and the Bank are currently required to obtain regulatory approval to add new executive officers or directors or to enter into any agreement to provide indemnification or severance payments. The personal and financial disclosures required by the regulators of prospective executives and directors are detailed and invasive. For this reason, the Company may not be able to attract qualified candidates who are willing to provide the necessary disclosures.

The Federal Reserve and the FDIC have indicated they are considering policies to change financial institutions compensation to avoid promoting undue risk taking. The terms of these policies are unknown, and the timing and effects of any such policies on the Company are also unknown.

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

On October 3, 2008, the Emergency Economic Stabilization Act of 2008, EESA, was enacted. The U.S. Treasury and banking regulators have implemented and may continue to implement a number of programs under this legislation and otherwise to address capital and liquidity issues in the banking system, including the TARP Capital Purchase Program. In addition, other regulators have taken steps to attempt to stabilize and add liquidity to the financial markets, such as the FDIC Temporary Liquidity Guarantee Program, TLG Program, which the Company did not “opt-out” of. However, there can be no assurance that the Company will issue any guaranteed debt under the TLG Program, or that the Company will participate in any other stabilization programs in the future.

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

There can also be no assurance as to the ultimate impact that the EESA, the ARRA, the programs promulgated under these acts and other programs will have on the financial markets, including the extreme levels of volatility and limited credit availability currently being experienced. The failure of the EESA, the ARRA and other programs to stabilize the financial markets and a continuation or worsening of current financial market conditions could materially and adversely affect the Company’s business, financial condition, results of operations, access to credit or the trading price of the Company’s common stock.

The EESA, the ARRA and the programs enacted under these acts are relatively new legislation and regulations and, as such, are subject to change and evolving interpretation. There can be no assurances as to the effects that such changes will have on the effectiveness of the EESA, the ARRA or on the Company’s business, financial condition or results of operations.

The purpose of these legislative and regulatory actions is to stabilize the U.S. banking system. The EESA, the ARRA and the other regulatory initiatives described above and which may be proposed in the future may not have their desired effects. If the volatility in the markets continues and economic conditions fail to improve or worsen, the Company’s business, financial condition, results of operations and cash flows could be materially and adversely affected.

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

From time to time, customers make claims and take legal action pertaining to the Company’s performance of its fiduciary responsibilities. Whether customer claims and legal action related to the Company’s performance of its fiduciary responsibilities are founded or unfounded, if such claims and legal actions are not resolved in a manner favorable to the Company, they may result in significant financial liability and/or adversely affect the market perception of the Company and its products and services as well as impact customer demand for the Company’s products and services. Any financial liability or reputation damage could have a material adverse effect on the Company’s business, which, in turn, could have a material adverse effect on the Company’s financial condition, results of operations and cash flows.

Future sales of the Company’s common stock or other securities will dilute the ownership interests of its existing stockholders and could depress the market price of the Company’s common stock.

The Company will need to issue additional shares of common stock in the near future to meet its capital needs and regulatory requirements. The Company can issue common stock without stockholder approval, up to the number of authorized shares set forth in its amended and restated certificate of incorporation, as amended (the “Certificate of Incorporation”). The Company’s Board of Directors may determine from time to time a need to obtain additional capital through the issuance of additional shares of common stock or other securities including securities convertible into or exchangeable for shares of the Company’s common stock, subject to limitations imposed by Nasdaq and the Federal Reserve. There can be no assurance that such shares can be issued at prices or on terms better than or equal to the terms obtained by the Company’s current stockholders. The issuance of any additional shares of common stock or convertible or exchangeable securities by the Company in the future may result in a reduction of the book value or market price, if any, of the then-outstanding common stock. Issuance of additional shares of common stock or convertible or exchangeable securities will reduce the proportionate ownership and voting power of the Company’s existing stockholders.

In addition, sales of a substantial number of shares of the Company’s common stock or convertible or exchangeable securities in the public market by its stockholders, or the perception that such sales are likely to occur, could cause the market price of the Company’s common stock to decline. The Company cannot predict the effect, if any, that future sales of its common stock in the market, or availability of shares of its common stock for sale in the market, will have on the market price of its common stock. Therefore, the Company can give no assurance sales of substantial amounts of its common stock in the market, or the potential for large amounts of sales in the market, would not cause the price of its common stock to decline or impair the Company’s ability to raise capital through sales of its common stock.

The Company cannot guarantee whether such financing will be available to it on acceptable terms or at all. If the Company is unable to obtain future financing, it may not have the capital and financial resources it requires for its business or that are necessary to meet regulatory requirements.

Shares of the Company’s preferred stock may be issued in the future which could materially adversely affect the rights of the holders of the Company’s common stock.

The Company has the authority under its Certificate of Incorporation to issue additional series of preferred stock and to determine the designations, preferences, rights and qualifications or restrictions of those shares without any further vote or action of its stockholders. The rights of the holders of the Company’s common stock will be subject to, and may be materially adversely affected by, the rights of the holders of any preferred stock that may be issued by the Company in the future.

Offerings of debt, which could be senior to the Company’s common stock upon liquidation, or preferred equity securities, which may be senior to its common stock for purposes of dividend distributions or upon liquidation, may adversely affect the market price of the Company’s common stock.

The Company may attempt to increase its capital resources or, it could be forced to raise additional capital through other securities offerings, including trust preferred securities, senior or subordinated notes and preferred stock. Holders of the Company’s debt securities and other lenders, as well as holders of the Company’s preferred securities generally will be entitled to receive distributions of its available assets prior to distributions to the holders of its common stock upon the Company’s bankruptcy, dissolution or liquidation. Additional equity offerings may dilute the holdings of the Company’s existing stockholders or reduce the market price of the Company’s common stock, or both. Holders of the Company’s common stock are not entitled to preemptive rights or other protections against dilution.

The outstanding shares of the Company’s Series G preferred stock may be converted by the U.S. Treasury at any time or will be converted if certain conditions are met, which will dilute the Company’s existing stockholders in the case of conversion. In addition, the Company’s ability to pay dividends on those shares is restricted.

On March 8, 2010, the U.S. Treasury exchanged the 84,784 shares of Series T preferred stock, having an aggregate approximate liquidation preference of $84.8 million, plus approximately $4.6 million in cumulative dividends not declared or paid on such preferred stock, for a new series of fixed rate cumulative mandatorily convertible preferred stock, Series G, with the same liquidation preference. The warrant dated December 5, 2008 to purchase 4,282,020 shares of common stock was also amended to re-set the strike price of the warrant to be consistent with the conversion price of the Series G preferred stock. The U.S. Treasury has the authority to convert the new preferred stock into the Company’s common stock at any time. In addition, the Company can compel a conversion of the new preferred stock into common stock, subject to the following conditions: (i) the Company receives appropriate approvals from the Federal Reserve; (ii) approximately $78.6 million principal amount of the Company’s revolving, senior, and subordinated debt shall have previously been converted into common stock on terms acceptable to the U.S. Treasury in its sole discretion; (iii) the Company shall have completed a new cash equity raise of not less than $125 million on terms acceptable to the U.S. Treasury in its sole discretion; and (iv) the Company has made the anti-dilution adjustments to the new preferred stock, if any, as required by the terms thereof. Unless earlier converted, the new preferred stock converts automatically into shares of the Company’s common stock on March 8, 2017. If the outstanding shares of the Company’s Series G preferred stock are converted by the U.S. Treasury, it will dilute the Company’s existing stockholders. In addition, the Company’s ability to pay dividends on those shares is restricted.

The Company is exposed to risk of environmental liabilities with respect to properties to which it takes title.

In the course of the Company’s business, the Company may own or foreclose and take title to real estate, and could be subject to environmental liabilities with respect to these properties. The Company may be held liable to a governmental entity or to third parties for property damage, personal injury, investigation and clean-up costs incurred by these parties in connection with environmental contamination, or may be required to investigate or clean up hazardous or toxic substances, or chemical releases at a property. The costs associated with investigation or remediation activities could be substantial. In addition, as the owner or former owner of a contaminated site, the Company may be subject to common law claims by third parties based on damages and costs resulting from environmental contamination emanating from the property. If the Company ever becomes subject to significant environmental liabilities, the Company’s business, financial condition, cash flows, liquidity and results of operations could be materially and adversely affected.

Severe weather, natural disasters, acts of war or terrorism and other external events could significantly impact the Company’s business.

Severe weather, natural disasters, acts of war or terrorism and other adverse external events could have a significant impact on the Company’s ability to conduct business. Such events could affect the stability of the Company’s deposit base; impair the ability of borrowers to repay outstanding loans, impair the value of collateral securing loans, cause significant property damage, result in loss of revenue and/or cause the Company to incur additional expenses. Although management has established disaster recovery policies and procedures and is insured for these situations, the occurrence of any such event could have a material adverse effect on the Company’s business, which, in turn, could have a material adverse effect on the Company’s financial condition, results of operations and cash flows.

Non-Compliance with USA PATRIOT Act, Bank Secrecy Act, or Other Laws and Regulations Could Result in Fines or Sanctions, and Curtail Expansion Opportunities

Financial institutions are required under the USA PATRIOT and Bank Secrecy Acts to develop programs to prevent financial institutions from being used for money laundering and terrorist activities. Financial institutions are also obligated to file suspicious activity reports with the U.S. Treasury’s office of Financial Crimes Enforcement Network if such activities are detected. These rules also require financial institutions to establish procedures for identifying and verifying the identity of customers seeking to open new financial accounts. Failure or the inability to comply with these regulations could result in fines or penalties, curtailment of expansion opportunities, intervention or sanctions by regulators and costly litigation or expensive additional controls and systems. During the last few years, several banking institutions have received large fines for non-compliance with these laws and regulations. The Company has developed policies and continue to augment procedures and systems designed to assist in compliance with these laws and regulations.

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

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

The following table sets forth certain information regarding the Company’s principal office and bank branches.

	Date	Net Book Value at	Leased or
Location	Acquired	December 31, 2009	Owned
	(In thousands)

Principal Office of the Company and Midwest Bank and Trust Company Banking Office
501 West North Avenue Melrose Park, Illinois 60160	1987	$973	Owned
Other Midwest Bank and Trust Company Banking Offices
1606 North Harlem Avenue Elmwood Park, Illinois 60607	1959	3,080	Owned
2045 East Algonquin Road Algonquin, Illinois 60102	1994	558	Owned
1000 Tower Lane #125 Bensenville, Illinois 60106	2006	3	Leased
236 West Lake Street Bloomingdale, Illinois 60108	2006	430	Leased
1001 Johnson Drive Buffalo Grove, Illinois 60089	2006	11	Leased
61 East Van Buren Chicago, Illinois 60605	1986	993	Leased
4012 North Pulaski Road Chicago, Illinois 60641	1993	717	Owned
500 W. Monroe Chicago, Illinois 60606	2009	2,082	Leased
7227 West Addison Street Chicago, Illinois 60634	1996	967	Owned
2130 West North Avenue Chicago, Illinois 60647	2003	833	Leased
1545 Ellinwood Ave Des Plaines, Illinois 60016	2007	5,342	Owned
927 Curtiss Street Downers Grove, Illinois 60515	1996	87	Leased
645 Tollgate Road Elgin, Illinois 60123	2006	—	Leased
9668 Franklin Avenue Franklin Park, Illinois 60131	2006	94	Leased
1441 Waukegan Road Glenview, Illinois 60025	2003	386	Leased
500 West Chestnut Street Hinsdale, Illinois 60521	1991	1,250	Owned
1604 West Colonial Parkway Inverness, Illinois 60067	2006	—	Leased
1190 Old McHenry Road Long Grove, Illinois 60047	2003	—	Leased
5555 Bull Valley Road McHenry, Illinois 60050	1998	979	Owned
50 N. Main Street Mount Prospect, Illinois 60056	2007	4,659	Owned
1730 Park Street Naperville, Illinois 60563	2006	501	Owned
8301 West Lawrence Norridge, Illinois 60656	2003	263		*
444 N. Rand Road North Barrington, Illinois 60010	2007	4,454	Owned
505 North Roselle Road Roselle, Illinois 60172	1999	1,838	Owned
17622 Depot Street Union, Illinois 60180	1987	55	Owned

*	Land is leased and building is owned.

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

Item 4.	Reserved

PART II

Item 5.	Market for the Registrant’s Common Equity and Related Stockholder Matters and Issuer Purchases of Equity Securities

The Company’s common stock is traded and quoted on the Nasdaq Capital Market under the symbol “MBHI.” On March 16, 2010, the Company transferred the listing of its common stock from the Nasdaq Global Market to the Nasdaq Capital Market in light of the Company’s failure to meet the Nasdaq Global Market’s minimum closing bid price requirement of $1.00 per share. If the Company is not able to satisfy the minimum closing bid price requirement by September 13, 2010, the Company’s common stock may be delisted. See “Risk Factors.” As of March 26, 2010, the Company had approximately 913 stockholders of record, based upon securities position listings furnished by the Company’s transfer agent. The Company believes the number of beneficial owners is greater than the number of record holders because a large portion of the Company’s common stock is held through brokerage firms in “street name.” The table below sets forth the high and low sale prices of the common stock and the cash dividends declared during the periods indicated.

			Dividends Declared
	High	Low	Per Common Share

2008
First Quarter	$13.93	$9.63	$0.13
Second Quarter	13.21	4.87	0.13
Third Quarter	7.50	2.90	—
Fourth Quarter	4.50	1.30	—
2009
First Quarter	$2.00	$0.69	$—
Second Quarter	1.93	0.67	—
Third Quarter	0.97	0.52	—
Fourth Quarter	0.75	0.30	—

Issuer Purchases of Equity Securities

In 2006, the Company announced a 5.0% stock repurchase program. No shares were repurchased during 2009 nor 2008 under this program. As of December 31, 2009, there were 374,111 shares remaining for repurchase under this program, should the Company decide to do so with the approval of the U.S. Treasury and, as a result of the Written Agreement, the Federal Reserve.

Information regarding the equity compensation plan is included in Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters and the information included therein is incorporated herein by reference.

Holders of common stock are entitled to receive such dividends that may be declared by the Board of Directors from time to time and paid out of funds legally available therefore. Because the Company’s consolidated net income consists largely of net income of the Bank, the Company’s ability to pay dividends depends upon its receipt of dividends from the Bank. The Bank’s ability to pay dividends is regulated by banking statutes. The Bank will not be able to pay dividends to the Company in 2010 without prior approval of the Federal Reserve. See “Supervision and Regulation, Financial Institution Regulation — Dividend Limitations.” The Company will only be able to pay dividends with the approval of the U.S. Treasury and, as a result of the Written Agreement, the Federal Reserve must approve any dividend payments by the Company. The declaration of dividends by the Company is discretionary and depends on the Company’s earnings and financial condition, regulatory limitations, tax considerations and other factors including limitations imposed by the terms of the Company’s outstanding junior subordinated debentures owed to its unconsolidated trusts. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity.”

Performance Graph

The following graph shows a comparison of the cumulative returns for the Company, the S&P 500 Index, and the NASDAQ Market Bank Stocks Index for the period beginning December 31, 2004 and ending December 31, 2009. The information assumes that $100 was invested at the closing price on December 31, 2004 in the common stock of the Company and each index and that all dividends were reinvested.

Item 6.	Selected Consolidated Financial Data

The following table sets forth certain selected consolidated financial data at or for the periods indicated. In accordance with the authoritative guidance for the disposal of long-lived assets (ASC 360-10-05), the results of operations and gain on sale of Midwest Bank of Western Illinois are shown in the Company’s statement of income for 2005 as “discontinued operations.” This information should be read in conjunction with the Company’s Consolidated Financial Statements and notes thereto included herein. See “Item 8, Consolidated Financial Statements and Supplementary Data.”

	Year Ended December 31,
	2009	2008	2007	2006	2005
	(Dollars in thousands, except per share data)

Statement of Income Data:
Total interest income	$150,508	$187,661	$193,869	$159,262	$112,244
Total interest expense	77,637	100,695	111,237	83,980	50,797

Net interest income	72,871	86,966	82,632	75,282	61,447
Provision for credit losses(1)	170,203	72,642	4,891	12,025	2,797
Noninterest income (loss)	17,130	(50,596)	15,477	14,551	(6,245)
Noninterest expenses	106,915	177,074	71,395	58,640	60,319

(Loss) income before income taxes and discontinued operations	(187,117)	(213,346)	21,823	19,168	(7,914)
Provision (benefit) for income taxes	55,596	(55,073)	3,246	1,422	(6,325)

(Loss) income from continuing operations	(242,713)	(158,273)	18,577	17,746	(1,589)
Income from discontinued operations	—	—	—	—	7,533

Net (loss) income	(242,713)	(158,273)	18,577	17,746	5,944

Preferred stock dividends and premium accretion	6,057	3,728	204	—	—
Income allocated to participating securities(2)	—	—	325	217	46

Net (loss) income available to common stockholders	$(248,770)	$(162,001)	$18,048	$17,529	$5,898

Per Common Share Data:
(Loss) earnings per share (basic) from continuing operations	$(8.89)	$(5.82)	$0.71	$0.75	$(0.08)
Earnings per share (basic) from discontinued operations	—	—	—	—	0.38
(Loss) earnings per share (basic)	(8.89)	(5.82)	0.71	0.75	0.30
(Loss) earnings per share (diluted) from continuing operations	(8.89)	(5.82)	0.71	0.74	(0.08)
Earnings per share (diluted) from discontinued operations	—	—	—	—	0.38
(Loss) earnings per share (diluted)	(8.89)	(5.82)	0.71	0.74	0.30
Cash dividends declared	—	0.26	0.52	0.51	0.48
Book value at end of period	(2.39)	6.56	11.94	11.65	9.91
Tangible book value at end of period (non-GAAP measure)(3)	(5.14)	3.21	5.56	7.97	9.78

	Year Ended December 31,
	2009		2008		2007		2006		2005
	(Dollars in thousands, except per share data)

Selected Financial Ratios:
Return on average assets from continuing operations(4)	(6.69)%		(4.32)%		0.58%		0.67%		(0.07)%
Return on average equity from continuing operations(5)	(100.76)		(46.65)		6.13		7.04		(0.95)
Dividend payout ratio	—		N/M		73.04		67.95		162.38
Average equity to average assets	6.64		9.27		9.53		9.57		7.29
Tier 1 risk-based capital	0.22		8.30		9.21		11.92		16.97
Total risk-based capital	0.43		10.07		10.17		12.97		18.07
Net interest margin (taxable equivalent)(6)(7)(8)	2.16		2.75		3.02		3.32		3.31
Loan to deposit ratio(8)	90.28		104.02		100.66		99.44		88.62
Net overhead expense to average assets(8)(9)	2.59		3.98		1.76		1.67		2.14
Efficiency ratio(8)(10)	113.23		144.15		68.29		60.55		75.44
Loan Quality Ratios(8):
Allowance for loan losses to total loans at the end of year	5.55		1.77		1.08		1.19		1.32
Provision for loan losses to total loans	7.23		2.86		0.20		0.62		0.19
Net loans charged off to average total loans	3.32		2.18		0.20		0.59		0.09
Nonaccrual loans to total loans at the end of year(11)	11.80		2.43		1.99		2.20		0.59
Nonperforming assets to total assets(12)	9.09		2.36		1.39		1.55		0.83
Allowance for loan losses to nonaccrual loans	0.47	x	0.73	x	0.54	x	0.54	x	2.25	x
Ratio of Earnings to Fixed Charges and Preferred Stock Dividends (13):
Including deposit interest	(1.31)		(1.05)		1.19		1.22		0.83
Excluding deposit interest	(3.03)		(2.76)		3.79		3.82		2.42
Balance Sheet Data:
Total assets	$3,435,545		$3,570,212		$3,692,782		$2,942,046		$2,307,608
Total earning assets(8)	3,343,911		3,195,408		3,266,461		2,617,894		2,126,227
Average assets	3,625,855		3,661,209		3,181,990		2,635,138		2,305,086
Loans(8)	2,320,319		2,509,759		2,474,327		1,946,816		1,349,996
Allowance for loan losses(8)	128,800		44,432		26,748		23,229		17,760
Deposits(8)	2,570,111		2,412,791		2,458,148		1,957,810		1,523,384
Borrowings(8)	777,078		817,041		821,063		652,774		538,480
Stockholders’ equity	56,476		305,834		375,164		287,242		216,126
Tangible stockholders’ equity (non-GAAP measure)(3)(8)	(20,777)		212,289		197,713		196,481		213,447

N/M Not meaningful

(1)	The provision for credit losses includes the provision for loan losses and the provision for unfunded commitments losses as follows:

	2009	2008	2007	2006	2005

Provision for loan losses	$167,700	$71,765	$4,891	$12,050	$2,589
Provision for unfunded commitments losses	2,503	877	—	(25)	208

Provision for credit losses	$170,203	$72,642	$4,891	$12,025	$2,797

(2)	Prior periods with earnings were restated as required by the authoritative guidance for determining whether instruments granted in share-based payment transactions are participating securities (ASC 260), which was effective on January 1, 2009 and required retrospective application, to allocate earnings available to common stockholders to restricted shares of common stock that are considered participating securities.

(3)	Stockholders’ equity less goodwill, core deposit intangible and other intangible assets. Management believes that tangible stockholders’ equity (non-GAAP measure) is a useful measure since it excludes the balances of intangible assets which are subjective components of valuation. The following table reconciles reported stockholders’ equity to tangible stockholders’ equity for the periods presented:

	2009	2008	2007	2006	2005

Stockholders’ equity	$56,476	$305,834	$375,164	$287,242	$216,126
Core deposit intangible and other intangibles, net	(12,391)	(14,683)	(17,044)	(11,273)	(1,788)
Goodwill	(64,862)	(78,862)	(160,407)	(79,488)	(891)

Tangible stockholders’ equity	$(20,777)	$212,289	$197,713	$196,481	$213,447

(4)	Net income divided by average assets.

(5)	Net income divided by average equity.

(6)	Net interest income, on a fully taxable-equivalent basis, divided by average earning assets.

(7)	The following table reconciles reported net interest income on a fully taxable-equivalent basis for the periods presented:

	2009	2008	2007	2006	2005

Net interest income	$72,871	$86,966	$82,632	$75,282	$61,447
Taxable-equivalent adjustment to net interest income	—	2,621	3,612	4,286	2,628

Net interest income, fully taxable-equivalent basis	$72,871	$89,587	$86,244	$79,568	$64,075

No taxable-equivalent adjustment is included for 2009 as a result of the Company’s current tax position.

(8)	Reflects continuing operations due to the sale of bank subsidiary on September 30, 2005.

(9)	Noninterest expense less noninterest income, excluding security gains/losses and impairments, divided by average assets.

(10)	Noninterest expense excluding amortization of intangible assets and foreclosed properties expense divided by noninterest income, excluding security gains/losses and impairments, plus net interest income on a fully taxable-equivalent basis.

(11)	Includes total nonaccrual, impaired and all other loans 90 days or more past due.

(12)	Includes total nonaccrual and all other loans 90 days or more past due, trouble-debt restructured loans and foreclosed properties.

(13)	For purposes of calculating the ratio of earnings to combined fixed charges and preferred stock dividends, earnings are the sum of (a) income (loss) before income taxes and discontinued operations and (b) fixed charges; and fixed charges are the sum of: (x) interest cost, including interest on deposits, (y) that portion of rent expense estimated to be representative of the interest factor and (z) amortization of issuance costs on trust preferred securities. The preferred stock dividend amounts represent pre-tax earnings required to cover dividends on Series A preferred stock and Series T preferred stock.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

The Company’s principal business is conducted by the Bank which provides a full range of community-based financial services, including commercial and retail banking. The profitability of the Company’s operations depends primarily on its net interest income, provision for credit losses, noninterest income, noninterest expenses, and income taxes. Net interest income is the difference between the income the Company receives on its loan and securities portfolios and its cost of funds, which consists of interest paid on deposits and borrowings. The provision for credit losses reflects the cost of credit risk related to the Company’s loan relationships. Noninterest income consists of service charges on deposit accounts, securities gains or losses or impairments, gains or losses on sales of loans, insurance and brokerage commissions, trust income, increase in cash surrender value of life insurance, gains on sale of property and extinguishment of debt, and other noninterest income. Noninterest expenses include salaries and employee benefits, occupancy and equipment expenses, professional services, goodwill impairment, loss on extinguishment of debt, marketing expenses, foreclosed property expenses, amortization of intangible assets, merger-related expenses, FDIC premiums, and other noninterest expenses. The Company is subject to state and federal income taxes.

Net interest income is dependent on the amounts of and yields on interest-earning assets as compared to the amounts of and rates on interest-bearing liabilities. Net interest income is sensitive to changes in market interest rates and is also dependent on the Company’s asset/liability management processes to react appropriately to such changes. The provision for credit losses is based upon management’s assessment of the collectibility of the loan portfolio and related commitments under current economic conditions. Noninterest expenses are influenced by the growth of operations. Growth in the number of account relationships directly affects such expenses as data processing costs, supplies, postage, and other miscellaneous expenses. The provision for income taxes is affected by tax law and regulation, accounting principles and policies, and income tax strategies.

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

The Company’s methodology for determining the allowance for loan losses represents an estimation pursuant to the authoritative guidance for contingencies (ASC 450) and loan impairments (ASC 310-10-35). The allowance reflects estimated incurred losses resulting from analyses developed through specific credit allocations for individual loans and historical loss experience for other loans grouped within the Company’s internal credit rating framework. The specific credit allocations are based on regular analyses of all loans over $300,000 where the internal credit rating is at or below a predetermined classification. These analyses involve a high degree of judgment in estimating the amount of loss associated with specific loans including estimating the amount and timing of future cash flows and collateral values. The allowance for loan losses also includes consideration of concentrations and changes in portfolio mix and volume and other qualitative factors. The results of examination from regulatory agencies are also considered.

There are many factors affecting the allowance for loan losses; some are quantitative while others require qualitative judgment. The process for determining the allowance, which management believes adequately considers all of the potential factors which result in credit losses, includes subjective elements and, therefore, may be susceptible to significant change. To the extent actual outcomes differ from management estimates, additional provisions for loan losses could be required that could adversely affect the Company’s earnings or financial position in future periods.

A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect all principal and interest under the original loan terms. Impairment is evaluated in total for smaller-balance impaired loans of similar nature such as residential mortgage and consumer loans below a specific internal credit rating and on an individual basis for other loans that exceed the set threshold of $300,000. If a loan is impaired, a portion of the allowance is allocated so that the loan is reported, net, at the present value of estimated future cash flows using the loan’s existing rate or at the fair value of collateral if repayment is expected solely from the collateral.

Income Taxes:  The Company recognizes expense for federal and state income taxes currently payable, as well as for deferred federal and state taxes for estimated future tax effects of temporary differences between the tax basis of assets and liabilities and amounts reported in the consolidated balance sheets, as well as loss carryforwards and tax credit carryforwards. Realization of deferred tax assets is dependent upon generating sufficient taxable income in either the carryforward or carryback periods to cover net operating losses generated by the reversal of temporary differences. A valuation allowance is provided by way of a charge to income tax expense if it is determined that it is not more likely than not that some or all of the deferred tax asset will be realized. If different assumptions and conditions were to prevail, the valuation allowance may not be adequate to absorb unrealized deferred taxes and the amount of income taxes payable may need to be adjusted by way of a charge or credit to expense. Furthermore, income tax returns are subject to audit by the IRS and state taxing authorities. Income tax expense for current and prior periods is subject to adjustment based upon the outcome of such audits. The Company believes it has adequately accrued for all probable income taxes payable. Accrual of income taxes payable and valuation allowances against deferred tax assets are estimates subject to change based upon the outcome of future events.

The Company has entered into tax allocation agreements with its subsidiary entities included in the consolidated US federal and unitary and combined state income tax returns. These agreements govern the timing and amount of income tax payments required by the various entities.

The Company accounts for uncertainties in the application of income tax laws and income tax positions taken or expected to be taken in income tax returns under the authoritative guidance for income taxes (ASC 740).

Evaluation of Securities for Impairment:  Securities are classified as held-to-maturity when the Company has the ability and intent to hold those securities to maturity. Accordingly, they are stated at cost adjusted for amortization of premiums and accretion of discounts. Securities are classified as available-for-sale when the Company may decide to sell those securities due to changes in market interest rates, liquidity needs, changes in yields or alternative investments, and for other reasons. They are carried at fair value with unrealized gains and losses, net of taxes, reported in other comprehensive income (loss). Interest income is reported net of amortization of premium and accretion of discount. Realized gains and losses on the disposition of securities available-for-sale are based on the net proceeds and the adjusted cost of the securities sold, using the specific identification method. Declines in the fair value of held-to-maturity and available-for-sale securities below their cost that are deemed to be other than temporary are recognized in earnings as realized losses, if the amounts are related to credit loss, or recognized in other comprehensive income, if the amounts are related to other factors. In determining other-than-temporary losses for debt securities, management considers whether the Company (i) intends to sell the security, (ii) more likely than not will be required to sell the security before recovering its cost, or (iii) does not expect to recover the security’s entire amortized cost. Other-than-temporary losses are separated between the amount related to credit loss (which is recognized in current earnings) and the amount related to all other factors (which is recognized in other comprehensive income). In estimating other-than-temporary losses for equity securities, management considers (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value.

Evaluation of Goodwill Impairment:  When the Company acquires a business, a portion of the purchase price of the acquisition may be allocated to goodwill and identifiable intangible assets. The amount of the purchase price which is allocated to goodwill is determined by the excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired. At December 31, 2009, the Company’s goodwill and identifiable intangible assets were $77.3 million. Under generally accepted accounting principles, if the Company determines that the carrying value of its goodwill or identifiable intangible assets is impaired, the Company is required to write down the value of these assets. The Company conducts an annual review to determine whether goodwill and identifiable intangible assets are impaired and updates this analysis on an interim basis, under certain circumstances.

Goodwill impairment charges are non-cash, non tax deductible, do not impact tangible equity, and do not adversely affect the Company’s overall liquidity position. Goodwill impairments are classified in the income statement as noninterest expense.

Under the authoritative guidance for intangibles — goodwill and other (ASC 350), goodwill must be tested for impairment annually and, under certain circumstances, at intervening interim dates. A goodwill impairment test also could be triggered between annual testing dates if an event occurs or circumstances change that would more likely than not reduce the fair value below the carrying amount. Examples of those events or circumstances would include the following: a) significant adverse change in business climate, b) significant unanticipated loss of clients/assets under management, c) unanticipated loss of key personnel, d) sustained periods of poor investment performance, e) significant loss of deposits or loans, f) significant reductions in profitability, or g) significant changes in loan credit quality. Representative indicators of fair value considered by management during interim reporting periods include, but are not limited to: a) stock price, b) estimated control premiums for the Company and peer banking organizations, c) future available cash flows generated by earnings, d) market multiples of other community banking firms in our market area, e) institutional investors’ and correspondent lender’s understanding and acceptance of business strategy, f) credit quality metrics, g) loan growth and the ability to generate lending activity, h) core deposit levels and activity, and i) regulatory capital levels.

The Company’s goodwill and intangible assets are reviewed annually for impairment as of September 30th of each year. This review is conducted with the assistance of a third party valuation specialist. In conducting the review, the market value of the Company’s common stock and preferred stocks, estimated control premiums, projected cash flow and various pricing analyses are all taken into consideration to determine if the fair value of the assets and liabilities in its business exceed their carrying amounts. On September 30, 2008 and December 31, 2009, the Company recorded goodwill impairment charges of $80.0 million and $14.0 million, respectively. The Company also completed its annual goodwill impairment study for 2009 as of September 30, 2009 and determined that goodwill was not impaired at that time. The Company will continue to assess any shortfall in its equity fair value relative to its total book value and tangible book value, including what might be attributed to either industry-wide or Company-specific factors, and to evaluate whether any additional adjustments are required in the carrying value of goodwill. If the Company’s common stock continues to trade at a price below book value, the Company may be required in a future period to recognize an impairment of all, or some portion, of its remaining goodwill. The Company cannot assure that it will not be required to take additional goodwill impairment charges in the future. Any impairment charge would have a negative effect on its stockholders’ equity and financial results. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Goodwill.”

Accounting Pronouncements

The Financial Accounting Standards Board (“FASB”) has established the FASB Accounting Standards Codificationtm (“Codification” or “ASC”) as the single source of authoritative U.S. generally accepted accounting principles (“GAAP”) recognized by the FASB to be applied by nongovernmental entities (ASC 105). Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. The Codification supersedes all existing non-SEC accounting and reporting standards. All other non-grandfathered, non-SEC accounting literature not included in the Codification has become non-authoritative. The Board will not issue new standards in the form of Statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts. Instead, it will issue Accounting Standards Updates (“ASU”), which will serve to update the Codification, provide background information about the guidance and provide the basis for conclusions on the changes to the Codification. GAAP is not intended to be changed as a result of the Codification, but it has changed the way the guidance is organized and presented.

In December 2007, FASB revised the authoritative guidance for business combinations (ASC 805), which modifies the accounting for business combinations and requires, with limited exceptions, the acquirer in a business combination to recognize all of the assets acquired, liabilities assumed, and any noncontrolling interests in the acquiree at the acquisition-date, at fair value. This guidance also requires certain contingent assets and liabilities acquired as well as contingent consideration to be recognized at fair value. In addition, the statement requires payments to third parties for consulting, legal, audit, and similar services associated with an acquisition to be recognized as expenses when incurred rather than capitalized as part of the cost of the acquisition. The adoption of this guidance on January 1, 2009 did not have a material effect on the Company’s consolidated results of operations or consolidated financial position.

The Company adopted the authoritative guidance for fair value measurements (ASC 820) on January 1, 2008, which defines fair value, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements. This guidance applies to other ASC topics that require or permit fair value measurements. Accordingly, this guidance did not require any new financial assets or liabilities to be measured at fair value. In February 2008, FASB delayed the effective dates of this guidance for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value on a recurring basis (at least annually) to fiscal years beginning after November 15, 2008. In October 2008, the FASB amended this guidance, which clarifies the application of fair value measurements in an inactive market and provides an illustrative example to demonstrate how the fair value of a financial asset is to be determined when the market for that financial asset is not active. This amendment became effective for the Company’s interim financial statements as of September 30, 2008 and did not significantly impact the methods by which the Company determines the fair values of its financial assets. On April 9, 2009, the FASB amended the authoritative guidance for fair value measurements and disclosures (ASC 820), which amendment requires increased analysis and management judgment to estimate fair value if an entity determines that either the volume and/or level of activity for an asset or liability has significantly decreased or price quotations or observable inputs are not associated with orderly transactions. Valuation techniques such as an income approach might be appropriate to supplement or replace a market approach in those circumstances. This guidance requires entities to disclose in interim and annual periods the inputs and valuation techniques used to measure fair value along with any changes in valuation techniques and related inputs during the period. This guidance is effective for interim and annual periods ending after June 15, 2009. Accordingly, the Company included these new disclosures beginning April 1, 2009. See Note 20 — Fair Value of the notes to the consolidated financial statements for more details.

In June 2008, the FASB provided guidance for determining whether an equity-linked financial instrument (or embedded feature) is indexed to an entity’s own stock (ASC 815-40-15). This guidance applies to any freestanding financial instrument or embedded feature that has all of the characteristics of a derivative or freestanding instrument that is potentially settled in an entity’s own stock (with the exception of share-based payment awards within the scope of the authoritative guidance for stock compensation (ASC 718)). To meet the definition of “indexed to own stock,” an instrument’s contingent exercise provisions must not be based on (a) an observable market, other than the market for the issuer’s stock (if applicable), or (b) an observable index, other than an index calculated or measured solely by reference to the issuer’s own operations, and the variables that could affect the settlement amount must be inputs to the fair value of a “fixed-for-fixed” forward or option on equity shares. The adoption of this guidance on

January 1, 2009 did not have a material effect on the Company’s consolidated results of operations or consolidated financial position.

In June 2008, the FASB issued authoritative guidance for determining whether instruments granted in share-based payment transactions are participating securities (ASC 260). This guidance addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing earnings per share under the two-class method. The Company adopted the provisions of this guidance effective January 1, 2009 and computed earnings per share using the two-class method for all periods presented. Upon adoption, the Company was required to retrospectively adjust earnings per share data to conform to the provisions in this guidance.

In April 2009, the FASB amended the authoritative guidance for interim disclosures about fair value of financial instruments (ASC 825), which relates to fair value disclosures in public entity financial statements for financial instruments. This guidance increases the frequency of fair value disclosures from annual only to quarterly. This guidance is effective for interim and annual periods ending after June 15, 2009. The adoption of this guidance did not have a material effect on the Company’s consolidated results of operations or consolidated financial position, but enhanced required disclosures. Accordingly, the Company included these new disclosures beginning April 1, 2009. See Note 20 — Fair Value of the notes to the consolidated financial statements for more details. In January 2010, the FASB issued authoritative guidance on improving disclosures about fair value measurements (ASU 2010-6). This guidance requires new disclosures for transfers in and out of Levels 1 and 2 and the reasons for the transfers as well as additional breakout of asset and liability categories. This guidance is effective for interim and annual reporting periods beginning after December 15, 2009. This guidance also requires purchases, sales, issuances and settlements to be reported separately in the summary of changes in Level 3 fair value measurements. This additional guidance will be effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. The Company does not anticipate a material effect on the its consolidated results of operations or consolidated financial position from adopting this guidance.

In April 2009, FASB issued new authoritative guidance that revises the recognition and reporting requirements for other-than-temporary impairments of debt securities (ASC 320). This new guidance revises the recognition and reporting requirements for other-than-temporary impairments of debt securities. This guidance eliminates the “ability and intent to hold” provision for debt securities and impairment is considered to be other than temporary if a company (i) intends to sell the security, (ii) more likely than not will be required to sell the security before recovering its cost, or (iii) does not expect to recover the security’s entire amortized cost. This guidance also eliminates the “probability” standard relating to the collectibility of cash flows and impairment is considered to be other than temporary if the present value of cash flows expected to be collected is less than the amortized cost (credit loss). Other-than-temporary losses also need to be separated between the amount related to credit loss (which is recognized in current earnings) and the amount related to all other factors (which is recognized in other comprehensive income). This guidance is effective for interim and annual periods ending after June 15, 2009. The adoption of this guidance on April 1, 2009 did not have a material effect on the Company’s consolidated results of operations or consolidated financial position.

In May 2009, the FASB issued authoritative guidance establishing principles and requirements for subsequent events (ASC 855). This guidance establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. This guidance is based on the same principles as those that currently exist in the auditing standards. This guidance also requires disclosure of subsequent events that keep the financial statements from being misleading. The adoption of this guidance on June 30, 2009 did not have a material effect on the Company’s consolidated results of operations or consolidated financial position. In February 2010, the FASB issued ASU 2010-09, Subsequent Events (“ASU 2010-09”), effective immediately, which amends ASC 855 to clarify that an SEC filer is not required to disclose the date through which subsequent events have been evaluated in the financial statements. The adoption of ASU 2010-09 did not have a material effect on the Company’s consolidated results of operations or consolidated financial position. See Note 30 — Subsequent Events of the notes to the consolidated financial statements for more details.

In June 2009, the FASB issued authoritative guidance establishing accounting and reporting standards for transfers and servicing of financial assets and also establishing the accounting for transfers of servicing rights (ASC

860). This guidance eliminates the concept of a qualifying special-purpose entity and introduces the concept of a “participating interest,” which will limit the circumstances where the transfer of a portion of a financial asset will qualify as a sale, assuming all other derecognition criteria are met. This guidance also clarifies and amends the derecognition criteria for determining whether a transfer qualifies for sale accounting as well as requires additional disclosures. These additional disclosures are intended to provide greater transparency about a transferor’s continuing involvement with transferred assets. The adoption of ASC 860 on January 1, 2010 did not have a material effect on the Company’s consolidated results of operations or consolidated financial position.

In June 2009, the FASB issued authoritative guidance which eliminates the quantitative approach previously required for determining the primary beneficiary of a variable interest entity (ASC 810). If an enterprise is required to consolidate an entity as a result of the initial application of this standard, it should describe the transition method(s) applied and shall disclose the amount and classification in its statement of financial position of the consolidated assets or liabilities by the transition method(s) applied. If an enterprise is required to deconsolidate an entity as a result of the initial application of this standard, it should disclose the amount of any cumulative effect adjustment related to deconsolidation separately from any cumulative effect adjustment related to consolidation of entities. The adoption of ASC 810 on January 1, 2010 did not have a material effect on the Company’s consolidated results of operations or consolidated financial position.

Consolidated Results of Operations

The Company incurred net losses for the years ended December 31, 2009 and 2008. Due to the resulting deterioration in capital levels of the Bank and the Company, combined with the current uncertainty as to the Company’s ability to raise sufficient amounts of new equity capital, recent regulatory actions with respect to the Company and the Bank, and the current inability of the Company to repay amounts owed under its Loan Agreements with its primary lender if, upon or subsequent to the expiration of the Forbearance Agreement on March 31, 2010, its primary lender were to declare the amounts outstanding thereunder immediately due and payable, there is substantial doubt about the Company’s ability to continue as a going concern. See “Recent Developments — Outlook for 2010.”

2009 Compared to 2008

Results of operations for 2009 reflect aggressive actions taken to preserve capital and liquidity in order to better withstand the losses in the Company’s loan portfolio stemming from the worst economy in 75 years. While the Company provides a full line of financial services to corporate and individual customers located in the greater Chicago metropolitan area, it is primarily a lender to many middle market and small businesses within the community banking segment. The length and breadth of the economic downturn, including record high unemployment and vacancy rates, is continuing to put pressure on the Bank’s borrowers, reducing both their ability to support their borrowings from a cash flow perspective and the value of property pledged as collateral for those borrowings in the case of default. With a large concentration of the loan portfolio in commercial real estate, the Company experienced accelerated deterioration in its portfolio during 2009 as both delinquencies on commercial real estate loans increased and declines in related collateral values continued. Unfortunately, losses taken in 2008, mainly attributed to the recognition of impairment charges and realized losses on the preferred stock of FNMA and FHLMC, as well as the impairment charge on goodwill of $82.1 million and $80.0 million, respectively, and a $72.6 million provision for credit losses, eroded a large part of the Company’s capital base.

In response, in 2009, the Company initiated changes to optimize its balance sheet, preserve regulatory capital, enhance liquidity, reduce costs aggressively, tighten loan underwriting standards, and build a strong loan workout area in anticipation of growth in problem loans, and announced a capital restructuring plan. The Company’s actions to strengthen its balance sheet and capital position to enable it to withstand a challenging economic cycle as well as the credit quality deterioration have resulted in steep declines in results of operations for 2009. The Company had a net loss of $242.7 million for the year ended December 31, 2009 compared to net loss of $158.3 million for the prior year. Basic and diluted loss per share for the year ended December 31, 2009 were both $8.89 compared to $5.82 for 2008. The return on average assets was (6.69)% for 2009 compared to a (4.32)% for 2008. The return on average equity was (100.76)% in 2009 compared to (46.65)% in 2008.

This loss was mainly attributed to the $170.2 million provision for credit losses as the Company continued to address credit issues, tax charges including $116.3 million related to a valuation allowance on deferred tax assets and $8.1 million related to the liquidation of bank-owned life insurance, and a goodwill impairment charge of $14.0 million. The net interest margin was also negatively impacted by repositioning of the securities portfolio, which achieved a $107.2 million reduction in risk-weighted assets, along with several other liquidity preservation steps but at a cost of reduced earning asset yields for 2009. Noninterest expense was also negatively affected by higher FDIC insurance costs and professional fees incurred to perform independent cumulative loan loss studies under various methodologies and assumptions, including highly stressed scenarios, in order to determine the Company’s capital needs, as well as execute the Capital Plan. Operating expenses increased further to manage impaired loans within the special assets group, and carrying costs of foreclosed properties. The increases were offset substantially by the impact of staff reductions, suspension of the 401(k) match and other expense control initiatives estimated at $15.9 million on an annual basis.

Set forth below are additional highlights of 2009 results compared to 2008.

Net Interest Income.  Net interest income on a fully taxable-equivalent basis decreased $16.7 million, or 18.7%, to $72.9 million in 2009 from $89.6 million in 2008. This decrease was primarily due to the decrease in the overall market rates impacting variable-rate loans, interest foregone on nonaccrual loans, and the decline in interest income on securities due to the securities portfolio repositioning into shorter-term and lower risk-weighted securities featuring lower yields. As a result, the net interest margin, on a tax equivalent basis, decreased to 2.16% for the year ended December 31, 2009 from 2.75% for the prior year. Due to the Company’s current tax position, the net interest margin for 2009 does not reflect a fully taxable-equivalent adjustment.

Trends in Fully Taxable-Equivalent Interest Income and Average Interest-Earning Assets.  Interest income decreased $39.8 million to $150.5 million in 2009 compared to $190.3 million in 2008. Average earning assets increased by $113.5 million but average yields decreased by 138 basis points. Interest income on loans decreased $18.2 million to $133.2 million in 2009 from $151.4 million in 2008 due to a 79 basis point drop in yields and a decline in average loans. This decline in yields was primarily due to the re-pricing of the variable-rate loans resulting from decreases in the prime rate, which was partially mitigated by interest rate floors and the loss of interest income related to the increase in nonaccrual loans.

Interest income on securities decreased $21.7 million to $16.2 million in 2009 from $37.8 million in 2008 as a result of a decrease in yields from 5.20% in 2008 to 2.49% while average securities decreased by $78.0 million. The decline in securities yield was primarily due to the repositioning of the securities portfolio into shorter-term and lower risk-weighted securities featuring lower yields. During the second quarter of 2009, the Company repositioned its securities portfolio to (i) lower capital requirements associated with higher risk-weighted assets, (ii) restructure expected cash flows, and (iii) reduce credit risk.

Trends in Interest Expense and Average Interest-Bearing Liabilities.  Interest expense decreased $23.1 million to $77.6 million in 2009 from $100.7 million in 2008. Average balances of interest-bearing liabilities increased by $51.1 million in 2009 to $3.0 billion compared to the prior year while rates paid decreased 82 basis points to 2.58% during 2009 compared to 3.40% in 2008 due to the lower costs of interest-bearing deposits.

Interest expense on interest-bearing deposits decreased by $18.8 million to $47.2 million in 2009 from $66.0 million in 2008. Average interest-bearing deposits increased $120.1 million to $2.2 billion in 2009 compared to $2.1 billion in the prior year mainly as a result of successful certificates of deposit promotions and new channels of distribution. Average rates paid on interest-bearing deposits decreased by 102 basis points to 2.13% in 2009 compared to 3.15% in the prior year. Average interest-bearing demand deposit, money market, and savings accounts decreased $59.2 million in 2009 compared to 2008 while average rates paid decreased 48 basis points. Average certificates of deposit less than $100,000 increased by $178.4 million, due to successful deposit promotions and new distribution channels, while average rates paid decreased by 128 basis points. Average certificates of deposit greater than $100,000 remained flat in 2009 while average rates paid decreased 142 basis points. Most of the decrease in average rates was in certificates of deposit that matured and re-priced at lower rates. Average brokered deposits increased by $16.5 million in 2009 compared to the prior year, but average rates paid decreased by 218 basis points.

Interest expense on borrowings decreased to $30.4 million in 2009 from $34.7 million in 2008, largely due to decreases in short-term LIBOR rates and a decrease in borrowings. Average borrowings decreased by $68.9 million to $797.8 million in 2009 compared to $866.7 million in the prior year. Less reliance on borrowings was largely due to increased funds from deposits.

Interest expense on Federal funds purchased and securities sold under agreements to repurchase decreased by $2.3 million in 2009 while average balances decreased $78.3 million. Interest expense on FHLB advances slightly increased by $371,000 in 2009 compared to the prior year while average balances increased by $11.3 million during the same period. Interest expense on junior subordinated debentures decreased by $1.4 million in 2009 compared to the prior year and rates paid decreased by 231 basis points. During the second quarter of 2009, the Company begun to defer interest on its junior subordinated debentures. The accrued interest deferred on junior subordinated debentures was $1.5 million through December 31, 2009. Interest expense on the revolving and term notes, increased in the second half of 2009 due to the increase to the default rates beginning in the third quarter of 2009. The interest amount due relating to the credit agreements (as discussed in Note 17 — Credit Agreements of the notes to the consolidated financial statements) was $700,000 at December 31, 2009.

Provision for Credit Losses.  The provision for credit losses increased by $97.6 million to $170.2 million in 2009 from $72.6 million in 2008; the large increase reflected the continued deterioration in credit quality of the portfolio as a result of current economic conditions. Nonaccrual loans increased $212.7 million to $273.8 million at December 31, 2009 compared to the prior year, and net charged off loans increased $29.3 million to $83.3 million. See Financial Condition — Analysis of Allowance for Loan Losses.

Noninterest Income.  The Company’s total noninterest income was $17.1 million in 2009 compared to $(50.6) million in 2008. In 2008, the Company recognized an impairment charge on securities of $65.4 million, net losses of $16.6 million on securities transactions, and a gain on the sale of property of $15.2 million.

Service charges on deposits were flat at $7.7 million in 2009 compared to the prior year. The cash surrender value of life insurance decreased $2.2 million, or 62.0%, reflecting the liquidation of the bank owned life insurance in the second quarter of 2009. Trust income decreased $402,000, or 24.8%, to $1.2 million in 2009 compared to 2008, partially due to a decrease in accounts. Trust income is largely based on a percentage of assets under management, which were $154.8 million and $154.5 million at December 31, 2009 and 2008, respectively. Insurance and brokerage commissions decreased by $878,000, or 43.4%, to $1.1 million in 2009 compared to the prior year, mostly due to the difficult economy causing a lower volume of transactions and the departure of brokers.

Noninterest Expense.  The Company’s total noninterest expense decreased by $70.2 million, to $106.9 million in 2009, from $177.1 million in 2008. Noninterest expense for 2008 included an $80.0 million non-cash goodwill impairment charge and a $7.1 million loss on the early extinguishment of debt. Noninterest expense for 2009 included a $14.0 million non-cash goodwill impairment charge. Noninterest expense as a percentage of average assets was 2.95% for 2009 compared to 4.84% for 2008.

Salaries and employee benefits decreased $9.9 million, or 19.6%, which was due in large part to decreases of $4.6 million in incentive expense and $1.8 million in stock-based compensation expense. The decrease was also due to the reduction in force of 120 full-time equivalents employees from December 31, 2008, salary reductions for remaining employees, and the suspension of the Company’s 401(k) contribution. Occupancy and equipment increased $337,000 to $13.1 million in 2009 compared to the prior year. Professional services increased $920,000 to $9.5 million in 2009 due to higher legal, including legal expenses related to problem loan workouts, and consulting expenses related to Capital Plan activities, the goodwill impairment studies, and loan portfolio credit-loss studies. Marketing expenses decreased by $1.4 million, or 50.5%, in 2009 compared to the prior year, as certain programs were scaled back or put on hold in an effort to control costs.

Foreclosed properties expense increased by $7.0 million to $7.3 million in 2009 compared to the prior year, due to the increase in foreclosed properties and the write-down of certain properties to updated fair values less costs to sell. Foreclosed properties were $26.9 million at December 31, 2009 compared to $12.0 million at year end 2008. FDIC insurance expense increased $6.7 million to $9.3 million in the 2009 compared to the same period in 2008 due to the special assessment of $1.7 million and increased regular quarterly FDIC premiums. FDIC insurance expense is expected to increase in 2010 as a result of the Bank being undercapitalized as of December 31, 2009.

The efficiency ratio was 113.23% for the year ended December 31, 2009 compared to 144.15% in 2008.

Federal and State Income Tax.  The Company’s consolidated income tax rate varies from statutory rates. The Company recorded income tax expense of $55.6 million in 2009 compared to a benefit of $55.1 million in 2008. The change in the effective tax rate reflects $116.3 million related to the recognition of a valuation allowance on deferred tax assets and the $8.1 million tax charge related to the liquidation of bank owned life insurance in the second quarter of 2009. The Company’s marginal tax rate is approximately 40%. Under current conditions, the Company would expect to offset any tax benefits earned with similar increases in tax expense as a result of an increase in the valuation allowance.

Set forth below is a reconciliation of the effective tax rate for the years ended December 31, 2009 and 2008 to statutory rates.

	Year Ended December 31,
	2009		2008
	(Dollars in thousands)

Income taxes computed at the statutory rate	$(65,491)	35.0%	$(74,671)	35.0%
Tax-exempt interest income on securities and loans	(455)	0.2	(802)	0.4
General business credits	(566)	0.3	(661)	0.3
State income taxes, net of federal tax benefit due to state operating loss	(6,699)	3.6	(4,419)	2.1
Life insurance cash surrender value increase, net of premiums	(466)	0.2	(1,195)	0.6
Liquidation of bank-owned life insurance	6,924	(3.7)	—	—
Dividends received deduction	—	—	(642)	0.3
Goodwill impairment	4,900	(2.6)	27,733	(13.0)
Valuation allowance	116,286	(62.1)	—	—
Nondeductible costs and other, net	1,163	(0.6)	(416)	0.1

Total (benefit) provision for income taxes	$55,596	(29.7)%	$(55,073)	25.8%

2008 Compared to 2007

The Company had a net loss of $158.3 million for the year ended December 31, 2008. This loss was mainly attributed to the impairment charges and realized losses on the preferred stock of FNMA and FHLMC as well as the impairment charge on goodwill of $82.1 million and $80.0 million, respectively, and a $72.6 million provision for credit losses. Set forth below are some highlights of 2008 results compared to 2007.

Net loss was $158.3 million for the year ended December 31, 2008 compared to net income of $18.6 million for the prior year. Basic and diluted (loss) earnings per share for the year ended December 31, 2008 were both $(5.82) compared to $0.72 for 2007. The return on average assets was (4.32)% for 2008 compared to a 0.58% for 2007. The return on average equity was (46.65)% in 2008 compared to a 6.13% in 2007. Top line revenue (net interest income plus noninterest income) decreased by $61.7 million, or 62.9%, to $36.4 million for 2008 compared to $98.1 million in the prior year. Excluding the gains, losses and impairment charges on securities and the gain on sale of property incurred in 2008, top line revenue increased 5.2%, or $5.1 million.

Net Interest Income.  Net interest income on a fully taxable-equivalent basis increased $3.3 million, or 3.9%, to $89.6 million in 2008 from $86.2 million in 2007. This increase was due to interest expense declining to a greater extent than interest income due to the drops in the federal funds and prime rates. The Federal Open Market Committee cut the federal funds rate target by 225 basis points during 2008. As a result, the Company aggressively re-priced its deposits downward and benefited from the decreases in the federal funds rate. The Northwest Suburban acquisition completed on October 1, 2007 also contributed to this increase. The Company’s net interest margin (tax equivalent net interest income as a percentage of earning assets) decreased to 2.75% for 2008 compared to 3.02% for 2007. The increase in nonaccrual loans and decrease in dividends on FNMA and FHLMC preferred stock contributed to the decline in the net interest margin. Impairment charges on FNMA and FHLMC preferred stock and net charge-offs partially offset the overall increase in earning assets.

Trends in Fully Taxable-Equivalent Interest Income and Average Interest-Earning Assets.  Interest income decreased $7.2 million to $190.3 million in 2008 compared to $197.5 million in 2007. Average earning assets increased by $398.4 million ($498.3 million of earning assets were acquired through the Northwest Suburban acquisition on October 1, 2007) but average yields decreased by 107 basis points. Interest income on loans decreased $4.0 million to $151.4 million in 2008 from $155.3 million in 2007 due to a 134 basis point drop in yield despite an increase of $394.4 million in average loans; $439.2 million in loans were acquired in the Northwest Suburban acquisition on October 1, 2007. The decline in loan yield was primarily due to the re-pricing of variable-rate loans resulting from decreases in the prime rate as well as the increase in nonaccrual loans. Most new and renewing loans beginning in the fourth quarter of 2008 have floors in place which will help mitigate future margin contraction.

Interest income on securities decreased $2.6 million to $37.8 million in 2008 from $40.4 million in 2007 as a result of a decrease in yields from 5.55% in 2007 to 5.20% while average securities increased slightly. The decline in securities yield was primarily due to the termination of dividends on FNMA and FHLMC preferred stock in the second half of the year and on the FHLBC stock in 2007. Dividend income on FNMA and FHLMC preferred stock decreased $2.2 million in 2008 compared to the prior year. Dividend income on FHLBC stock was $333,000 in 2007 compared to none in 2008.

Trends in Interest Expense and Average Interest-Bearing Liabilities.  Interest expense decreased $10.5 million to $100.7 million in 2008 from $111.2 million in 2007. Average balances of interest-bearing liabilities increased by $398.1 million in 2008 to $3.0 billion compared to $2.6 billion in the prior year while rates paid decreased 94 basis points to 3.40% during 2008 compared to 4.34% in 2007.

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

Interest expense on borrowings increased slightly to $34.7 million in 2008 from $34.5 million in 2007 even though average borrowings were up. Average borrowings increased by $157.9 million to $866.7 million in 2008 compared to $708.8 million in the prior year, primarily as a result of the Company’s asset growth exceeding deposit growth and the $81.2 million cash used for the Northwest Suburban acquisition in October 2007.

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

Provision for Credit Losses.  The provision for credit losses increased by $67.8 million to $72.6 million in 2008 from $4.9 million in 2007; the large increase reflected the deterioration in credit quality of the portfolio as economic conditions reduced: (i) the borrowers ability to make debt service payments; and (ii) the value of the underlying collateral for many loans.

Noninterest Income.  The Company’s total noninterest income was $(50.6) million in 2008 compared to $15.5 million in 2007. In 2008 losses on securities of $82.0 million were mostly related to sales and impairments recorded on FHLMC and FNMA preferred stock holdings. The Company also recorded a gain on the sale of a branch property of $15.2 million in the first quarter of 2008.

Service charges on deposits increased $1.0 million as a result of the increased deposit base from the Northwest Suburban acquisition. The cash surrender value of life insurance increased $446,000, reflecting the addition of $12.9 million of such insurance acquired with Northwest Suburban. Trust income decreased $234,000 due mostly to the drop in trust asset values from the difficult economy and the departure of trust customers. Insurance and brokerage commissions decreased by $263,000 mostly due to the difficult economy and the departure of employees. Gains on sale of loans decreased by $518,000, a result of outsourcing the residential mortgage origination operations in mid-2007.

Noninterest Expense.  The Company’s total noninterest expense increased by $106.6 million, to $178.0 million in 2008, from $71.4 million in 2007. Noninterest expense for 2008 included an $80.0 million non-cash goodwill impairment charge and a $7.1 million loss on the early extinguishment of debt. Noninterest expense as a percentage of average assets was 4.84% for 2008 compared to 2.24% for 2007.

Salaries and employee benefits increased $8.2 million, or 19.4%, reflecting the additions to management and employees from the Northwest Suburban acquisition, key additions to the management team, and separation benefits of $1.2 million. Occupancy and equipment increased $3.2 million in 2008 compared to the prior year reflecting the five additional branches acquired in the Northwest Suburban acquisition. Professional services increased $3.1 million in 2008 due to an increase in loan workout legal fees and consulting expense. Marketing expenses increased by $397,000, or 17.2%, in 2008 compared to the prior year as deposit retention efforts and Company image campaigns were increased.

Foreclosed properties expense increased by $298,000 in 2008 compared to the prior year as a result of the increase in properties. Amortization of intangible assets increased by $659,000 as a direct result of the increase in intangible assets from the Northwest Suburban acquisition in October 2007. Non-capitalized merger related expense was $271,000 in 2008 compared to $1.3 million in 2007.

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

The efficiency ratio was 144.15% for the year ended December 31, 2008 compared to 68.29% in 2007.

Federal and State Income Tax.  The Company’s consolidated income tax rate varies from statutory rates. The Company recorded income tax benefit of $55.1 million in 2008 compared to expense of $3.2 million in 2007. Set forth below is a reconciliation of the effective tax rate for the years ended December 31, 2008 and 2007 to statutory rates.

	Year Ended December 31,
	2008		2007
	(Dollars in thousands)

Income taxes computed at the statutory rate	$(74,671)	35.0%	$7,638	35.0%
Tax-exempt interest income on securities and loans	(802)	0.4	(771)	(3.5)
General business credits	(661)	0.3	(643)	(2.9)
State income taxes, net of federal tax benefit due to state operating loss	(4,419)	2.1	(1,027)	(4.7)
Life insurance cash surrender value increase, net of premiums	(1,195)	0.6	(1,072)	(4.9)
Dividends received deduction	(642)	0.3	(1,214)	(5.6)
Goodwill impairment	27,733	(13.0)	—	—
Annuity proceeds	—	—	267	1.2
Nondeductible costs and other, net	(416)	0.1	68	0.3

Total provision (benefit) for income taxes	$(55,073)	25.8%	$3,246	14.9%

Interest-Earning Assets and Interest-Bearing Liabilities

The following table sets forth the average balances, net interest income and expense and average yields and rates for the Company’s interest-earning assets and interest-bearing liabilities for the indicated periods on a taxable-equivalent basis assuming a 35.0% tax rate.

	Year Ended December 31,
	2009			2008			2007
	Average		Average	Average		Average	Average		Average
	Balance	Interest	Rate	Balance	Interest	Rate	Balance	Interest	Rate
	(Dollars in thousands)

Interest-Earning Assets:
Federal funds sold and other short-term investments	$185,487	$472	0.25%	$17,320	$327	1.89%	$17,124	$839	4.90%
Securities:
Taxable(1)	624,215	15,190	2.43	667,324	34,282	5.14	669,154	36,901	5.51
Exempt from federal income taxes(1)	25,780	986	3.82	60,704	3,563	5.87	58,844	3,491	5.93

Total securities	649,995	16,176	2.49	728,028	37,845	5.20	727,998	40,392	5.55
FRB and FHLB stock	29,397	680	2.31	29,975	741	2.47	24,697	839	3.40
Loans held for sale	—	—	—	—	—	—	1,450	89	6.14
Loans:
Commercial loans(1)(2)(3)	520,911	26,721	5.13	513,321	31,475	6.13	452,438	34,105	7.54
Commercial real estate loans(1)(2)(3)(4)	1,632,689	91,187	5.59	1,639,442	102,112	6.23	1,336,421	100,954	7.55
Agricultural loans(1)(2)(3)	7,913	511	6.46	6,287	403	6.41	3,406	268	7.87
Consumer real estate loans(2)(3)(4)	339,767	14,379	4.23	314,917	16,754	5.32	285,999	19,207	6.72
Consumer installment loans(2)(3)	5,783	382	6.61	9,103	625	6.87	10,432	788	7.55

Total loans	2,507,063	133,180	5.31	2,483,070	151,369	6.10	2,088,696	155,322	7.44

Total interest-earning assets	$3,371,942	$150,508	4.46%	$3,258,393	$190,282	5.84%	$2,859,965	$197,481	6.91%

Noninterest-Earning Assets:
Cash	$45,724			$57,303			$57,185
Premises and equipment, net	39,663			39,018			27,093
Allowance for loan losses	(65,366)			(28,093)			(24,977)
Other assets	233,892			334,588			262,724

Total noninterest-earning assets	253,913			402,816			322,025

Total assets	$3,625,855			$3,661,209			$3,181,990

Interest-Bearing Liabilities:
Deposits:
Interest-bearing demand deposits	$176,930	$862	0.49%	$200,869	$1,977	0.98%	$182,276	$3,366	1.85%
Money-market demand accounts and savings accounts	349,278	2,864	0.82	384,496	4,994	1.30	386,722	9,949	2.57
Time deposits less than $100,000	798,254	22,132	2.77	619,828	25,106	4.05	598,012	29,603	4.95
Time deposits of $100,000 or more	892,178	21,350	2.39	891,354	33,948	3.81	689,335	33,774	4.90

Total interest-bearing deposits	2,216,640	47,208	2.13	2,096,547	66,025	3.15	1,856,345	76,692	4.13
Borrowings:
Federal funds purchased and repurchase agreements	312,052	13,011	4.17	390,399	15,326	3.93	304,269	13,131	4.32
FHLB advance	346,329	12,195	3.52	335,039	11,824	3.53	317,232	14,769	4.66
Junior subordinated debt	60,818	2,290	3.77	60,758	3,696	6.08	66,114	5,275	7.98
Revolving note payable	8,600	448	5.21	10,550	474	4.49	3,007	186	6.19
Term note payable	55,000	1,900	3.45	58,689	2,643	4.50	18,205	1,184	6.50
Subordinated debt	15,000	585	3.90	11,311	707	6.25	—	—	—

Total borrowings	797,799	30,429	3.81	866,746	34,670	4.00	708,827	34,545	4.87

Total interest-bearing liabilities	$3,014,439	$77,637	2.58%	$2,963,293	$100,695	3.40%	$2,565,172	$111,237	4.34%

Noninterest-Bearing Liabilities:
Demand deposits	$337,246			$326,104			$274,819
Other liabilities	33,290			32,551			38,804

Total noninterest-bearing liabilities	370,536			358,655			313,623
Stockholders’ equity	240,880			339,261			303,195

Total liabilities and stockholders’ equity	$3,625,855			$3,661,209			$3,181,990

Net interest income (tax equivalent)(1)(5)		$72,871	1.88%		$89,587	2.44%		$86,244	2.57%

Net interest margin (tax equivalent)(1)			2.16%			2.75%			3.02%
Net interest income(5)(6)		$72,871			$86,966			$82,632

Net interest margin(6)			2.16%			2.67%			2.89%
Average interest-earning assets to interest-bearing liabilities	111.86%			109.96%			111.49%

(1)	Adjusted for 35% tax rate and adjusted for the dividends-received deduction, except for 2009 as a result of the Company’s current tax position.

(2)	Nonaccrual loans are included in the average balances; however, these loans are not earning any interest.

(3)	Includes loan fees (in thousands) of $2,134, $2,866, and $2,747 for 2009, 2008, and 2007, respectively.

(4)	Includes construction loans.

(5)	The following table reconciles reported net interest income on a tax equivalent basis for the periods presented (in thousands):

	2009	2008	2007

Net interest income	$72,871	$86,966	$82,632
Taxable-equivalent adjustment to net interest income	—	2,621	3,612

Net interest income, fully taxable-equivalent basis	$72,871	$89,587	$86,244

(6)	Not adjusted for 35% tax rate or for the dividends-received deduction.

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

The following table sets forth an analysis of volume and rate changes in interest income and interest expense of the Company’s average interest-earning assets and average interest-bearing liabilities for the indicated periods on a taxable-equivalent basis assuming a 35.0% tax rate, except for 2009. The table distinguishes between the changes related to average outstanding balances (changes in volume holding the interest rate constant) and the changes related to average interest rates (changes in average rate holding the outstanding balance constant). The change in interest due to both volume and rate has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of the change in each.

	Year Ended December 31,
	2009 Compared to 2008			2008 Compared to 2007
	Change Due to			Change Due to
	Net	Volume	Rate	Net	Volume	Rate
	(In thousands)

Interest-Earning Assets:
Federal funds sold and other short-term investments	$145	$653	$(508)	$(512)	$9	$(521)
Securities taxable	(19,092)	(2,087)	(17,005)	(2,619)	(101)	(2,518)
Securities exempt from federal income taxes	(2,577)	(1,605)	(972)	72	109	(37)
FRB and FHLB stock	(61)	(14)	(47)	(98)	158	(256)
Loans held for sale	—	—	—	(89)	(89)	—
Commercial loans	(4,754)	459	(5,213)	(2,630)	4,231	(6,861)
Commercial real estate loans	(10,925)	(419)	(10,506)	1,158	20,626	(19,468)
Agricultural loans	108	105	3	135	192	(57)
Consumer real estate loans	(2,375)	1,247	(3,622)	(2,453)	1,810	(4,263)
Consumer installment loans	(243)	(220)	(23)	(163)	(95)	(68)

Total interest-earning assets	$(39,774)	$(1,881)	$(37,893)	$(7,199)	$26,850	$(34,049)

	Year Ended December 31,
	2009 Compared to 2008			2008 Compared to 2007
	Change Due to			Change Due to
	Net	Volume	Rate	Net	Volume	Rate
	(In thousands)

Interest-Bearing Liabilities:
Interest-bearing demand deposits	$(1,115)	$(213)	$(902)	$(1,389)	$315	$(1,704)
Money market demand accounts and savings accounts	(2,130)	(424)	(1,706)	(4,955)	(57)	(4,898)
Time deposits of less than $100,000	(2,974)	6,139	(9,113)	(4,497)	1,047	(5,544)
Time deposits of $100,000 or more	(12,598)	31	(12,629)	174	8,646	(8,472)
Federal funds purchased and repurchase agreements	(2,315)	(3,222)	907	2,195	3,462	(1,267)
FHLB advances	371	398	(27)	(2,945)	791	(3,736)
Junior subordinated debentures	(1,406)	4	(1,410)	(1,579)	(402)	(1,177)
Revolving note payable	(26)	(95)	69	288	351	(63)
Term note payable	(743)	(158)	(585)	1,459	1,922	(463)
Subordinated note payable	(122)	190	(312)	707	707	—

Total interest-bearing liabilities	$(23,058)	$2,650	$(25,708)	$(10,542)	$16,782	$(27,324)

Net interest	$(16,716)	$(4,531)	$(12,185)	$3,343	$10,068	$(6,725)

Financial Condition

Balance Sheet.  Total assets decreased $134.7 million, or 3.8%, during 2009 compared to year end 2008, mainly as a result of the decline in loans, the deferred tax asset valuation allowance, and the liquidation of bank-owned life insurance offset in part by increases in cash and cash equivalents. Cash and cash equivalents increased $379.0 million at December 31, 2009 compared to December 31, 2008, as management continued to improve the liquidity position. Loans decreased by $189.4 million, or 7.5%, during 2009 compared to year end 2008, partly due to an increase in charge-offs of $29.8 million and stricter underwriting standards decreasing the number of new originations. The $85.8 million investment in bank owned life insurance was liquidated during the second quarter of 2009 in order to reduce the Company’s investment risk and the risk-weighted assets. During 2009, the Company established a valuation allowance of $119.8 million against is existing net deferred tax assets. Deposits increased by $157.3 million, or 6.5% mainly as a result of successful certificate of deposit promotions and new distribution channels. Goodwill decreased by $14.0 million to $64.9 million due to an impairment charge.

Asset Quality.  The downturn in the commercial and residential real estate markets continued to have a material negative impact on the Company’s loan portfolio, resulting in a significant deterioration in credit quality and an increase in nonaccrual loans, loan losses and the allowance for loan losses. Nonaccrual loans increased to 11.80% of total loans at December 31, 2009 from 2.43% at December 31, 2008. Foreclosed properties increased from $12.0 million at year end 2008 to $26.9 million at December 31, 2009, mainly due to the foreclosure action on five large loan relationships. Loan delinquencies of 30-89 days were 2.71% of loans at December 31, 2009, up from 1.03% at December 31, 2008, due to the continued deterioration of economic conditions. Nonperforming assets were 9.09% of total assets at December 31, 2009, up from 2.36% at December 31, 2008, as a result of the increase in nonaccrual loans and foreclosed properties. The allowance for loan losses was $128.8 million, or 5.55% of total loans, as of December 31, 2009, compared to $44.4 million, or 1.77% of total loans, at December 31, 2008. The provision for loan losses was $167.7 million for 2009, and net charge-offs were $83.3 million during the year. The allowance for loan losses to nonaccrual loans ratio was 47.04% at December 31, 2009 and 72.72% at December 31, 2008.

Loans

The following table sets forth the composition of the Company’s loan portfolio as of the indicated dates.

	December 31,
	2009(1)	2008(1)	2007(1)	2006(2)	2005(2)
	(In thousands)

Commercial	$972,090	$1,090,078	$1,079,631	$376,944	$201,284
Construction	293,215	366,178	464,583	424,181	358,785
Commercial real estate	725,814	729,729	627,928	761,742	496,819
Home equity	219,183	194,673	142,158	147,366	115,429
Other consumer	5,454	6,332	10,689	9,373	4,273
Residential mortgage	105,147	123,161	149,703	227,762	174,184

Total loans, gross	2,320,903	2,510,151	2,474,692	1,947,368	1,350,774
Net deferred fees	(584)	(392)	(365)	(552)	(778)

Total loans	2,320,319	2,509,759	2,474,327	1,946,816	1,349,996
Allowance for loan losses	(128,800)	(44,432)	(26,748)	(23,229)	(17,760)

Net loans	$2,191,519	$2,465,327	$2,447,579	$1,923,587	$1,332,236

Loans held for sale:
Consumer real estate	$—	$—	$—	$2,672	$1,912

(1)	Source of repayment classification.

(2)	Collateral-based classification.

During the fourth quarter of 2007, the Company revised its classification of commercial loans and commercial real estate loans, changing its prior practice of classifying as commercial real estate loans all loans to a business that included real estate as collateral (“collateral-based” classification). The classification of construction, home equity, and residential mortgages were also reviewed. The new method of presentation (“source of repayment” classification) recognizes that loans to owner-occupied businesses engaged in manufacturing, sales and/or services are commercial loans, regardless of whether real estate is taken as collateral. These loans generally have a lower risk profile than traditional commercial real estate loans. They are primarily dependent on the borrower’s business-generated cash flows for repayment, not on the conversion of real estate that may be pledged as collateral. Loans related to rental income producing properties and properties intended to be sold continue to be classified as commercial real estate loans. Completing this change in methodology involved a loan-by-loan review of the Company’s commercial and commercial real estate loans. The new presentation methodology was implemented only as of December 31, 2007 and prospectively, as it is impracticable to apply it to prior years’ data.

Total loans decreased by $189.4 million at December 31, 2009 from year end 2008. The Company expects to see continued portfolio declines in the near term due to its emphasis on underwriting and pricing discipline begun in the second quarter of 2009.

Loan Maturities

The following table sets forth the remaining maturities, based upon contractual dates, for selected loan categories (source of repayment classification) as of December 31, 2009.

	One Year	1-5 Years		Over 5 Years
	Or Less	Fixed	Variable	Fixed	Variable	Total
	(In thousands)

Commercial	$433,429	$424,941	$43,250	$55,777	$14,693	$972,090
Construction	247,664	4,355	40,449	—	747	293,215
Commercial real estate	300,343	347,741	69,438	8,292	—	725,814
Home equity	16,912	13,360	104,059	199	84,653	219,183
Other consumer	3,600	1,673	181	—	—	5,454
Residential mortgage	8,341	19,111	2,679	35,508	39,508	105,147

Total loans, gross	1,010,289	811,181	260,056	99,776	139,601	2,320,903
Net deferred fees						(584)

Total loans	$1,010,289	$811,181	$260,056	$99,776	$139,601	$2,320,319

Nonaccrual Loans and Nonperforming Assets

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

Under the authoritative guidance for loan impairments (ASC 310-10-35), the Company currently defines loans that are individually evaluated for impairment to include all loans over $300,000 where the internal credit rating is at or below a predetermined classification. All other smaller balance loans with similar attributes are evaluated for impairment in total.

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

The following table sets forth information on the Company’s nonaccrual loans and nonperforming assets as of the indicated dates.

	December 31,
	2009	2008	2007	2006	2005
	(Dollars in thousands)

Impaired and other loans 90 days past due and accruing	$—	$—	$—	$34	$4

Nonaccrual loans	$273,823	$61,104	$49,173	$42,826	$7,905
Troubled-debt restructured loans accruing	11,635	11,006	—	—	—

Total nonperforming loans	285,458	72,110	49,173	42,826	7,905
Foreclosed properties	26,917	12,018	2,220	2,640	11,154

Total nonperforming assets	$312,375	$84,128	$51,393	$45,466	$19,059

Nonaccrual loans to loans	11.80%	2.43%	1.99%	2.20%	0.59%
Nonperforming assets to loans and foreclosed properties	13.31	3.34	2.08	2.33	1.40
Nonperforming assets to assets	9.09	2.36	1.39	1.55	0.83

Nonaccrual loans increased $212.7 million to $273.8 million at December 31, 2009 from $61.1 million at December 31, 2008. This increase in nonaccrual loans is net of $85.6 million of loans charged-off during the year and reflects the continued deterioration of economic conditions. Interest payments on impaired loans are generally applied to principal, unless the loan principal is considered to be fully collectible, in which case interest is recognized on a cash basis. During 2009, 2008, and 2007, the Company recognized interest income on impaired loans of $693,000, $836,000, and $1.4 million, respectively. The interest income that would have been recorded in 2009 if the nonaccrual loans had been current in accordance with their original terms was approximately $8.5 million.

The following table sets forth information on the Company’s nonaccrual loans as of the indicated dates.

	December 31,
	2009	2008
	(Dollars in thousands)

Nonaccrual loans:
Commercial and industrial	$20,719	$3,559
Commercial real estate — non-owner occupied	110,504	10,310
Commercial real estate — owner occupied	19,573	14,244
Construction	73,124	20,726
Vacant land	37,021	6,550

Total commercial and commercial real estate	260,941	55,389
Other consumer	12,588	5,315
Home equity	294	400

Total consumer	12,883	5,715

Total nonaccrual loans	$273,823	$61,104

Nonaccrual commercial and industrial loans increased by $17.2 million from December 31, 2008 to December 31, 2009 (net of $17.9 million gross charge-offs). The largest increase came from a $9.8 million loan relationship secured by subordinated loan or equity positions in real estate. The Company has $4.0 million in a specific loan loss reserve for this loan as of December 31, 2009. The Company’s total credit exposure to this customer is $9.8 million.

Nonaccrual commercial real estate (owner and non-owner occupied), construction, and vacant land loans increased by $188.4 million from December 31, 2008 to December 31, 2009, due in large part to the following relationships:

•	a $15.9 million loan relationship related to a mobile home park in Michigan. As of December 31, 2009, the Company has $10.5 million in a specific loan loss reserve based upon estimated collateral values. The Company’s total credit exposure to this customer is $15.9 million;

•	an $11.6 million loan relationship (net of $4.7 million charge-offs in December 2009) secured by vacant land. As of December 31, 2009, the Company has $4.0 million in a specific loan loss reserve based upon estimated collateral values. The Company’s total credit exposure to this customer is $11.8 million;

•	a $9.2 million loan relationship (net of $2.3 million charge-offs in October 2009) that consists of several loans for various commercial properties in Cook County, Illinois. Third party real estate management and marketing firms have been engaged by the borrower. The management company is focusing on stabilizing buildings, renewing leases and seeking new tenants. Collateral consists of five office buildings, a single family home, and a residential condominium. The properties securing the loans have experienced increased vacancies and resulting decreases in operating income to provide sufficient cash flow to meet contractual loan payments. The guarantor has limited liquidity. The Company has $0.6 million in a specific loan loss reserve for this loan as of December 31, 2009. The Company’s total credit exposure to this customer is $10.5 million;

•	a $9.0 million loan relationship secured by vacant lots, rented and vacant single family homes, apartment buildings, and an incomplete condominium project. As of December 31, 2009, the Company has $2.1 million in a specific loan loss reserve based upon estimated collateral values. The Company’s total credit exposure to this customer is $9.3 million;

•	an $8.8 million loan relationship secured by first real estate mortgages on various commercial real estate properties in Chicago and Indiana. As of December 31, 2009, the Company has $0.4 million in a specific loan loss reserve based upon estimated collateral values. The Company’s total credit exposure to this customer is $8.8 million;

•	an $8.5 million loan relationship related to several construction projects in and near Lake County, Illinois. As of December 31, 2009, the Company has $3.3 million in a specific loan loss reserve based upon estimated collateral values. The Company’s total credit exposure to this customer is $11.8 million;

•	an $8.3 million loan relationship secured by a completed condominium project in a western suburb of Chicago, IL with 22 residential condominiums and four commercial spaces. As of December 31, 2009, the Company has $2.6 million in a specific loan loss reserve based upon estimated collateral values. The Company’s total credit exposure to this customer is $8.5 million;

•	an $8.0 million loan relationship secured by 38 residential condominiums in three projects, three commercial condominiums in a single building and two residential condominiums. As of December 31, 2009, the Company has $0.3 million in a specific loan loss reserve based upon estimated collateral values. The Company’s total credit exposure to this customer is $8.4 million;

•	a $7.9 million loan relationship (net of $3.2 million charge-offs in the fourth quarter of 2009) with collateral located in a western suburb of Chicago, consisting of improved lots on 25 acres which will consist of 52 single family homes. The property value has declined and only six lots have been sold. The guarantors have limited liquidity and net worth and continue efforts to raise equity to fund the real estate investment. The Company has $3.0 million in a specific loan loss reserve for this loan relationship as of December 31, 2009, based upon estimated collateral values. The Company’s total credit exposure to this customer is $8.2 million;

•	a $7.6 million loan relationship comprised of land acquisition and development for commercial lots. The Company has $3.6 million in a specific loan loss reserve for this loan relationship as of December 31, 2009, based upon estimated collateral values. The Company’s total credit exposure to this customer is $8.5 million;

•	a $5.1 million loan relationship ($2.5 million commercial real estate, $1.8 million vacant land, and $0.8 million commercial & industrial) related to multi-unit apartment buildings. The borrowers are currently attempting to sell the properties. The Company has $1.6 million in a specific loan loss reserve for this loan relationship as of December 31, 2009, based upon estimated collateral values. The Company’s total credit exposure to this customer is $5.6 million;

•	a $4.9 million loan relationship to a residential homebuilder originated in 2003 for a commercial property in a western suburb of Chicago which has been stalled due to on-going litigation with the local municipality. The Company has $1.5 million in a specific loan loss reserve for this loan relationship as of December 31, 2009, based upon estimated collateral values. The Company’s total credit exposure to this customer is $5.7 million;

•	a $4.6 million loan relationship to a realtor in west suburban Chicago. Collateral consists of two office buildings. No specific loan loss reserve was needed based upon estimated collateral values. The Company’s total credit exposure to this customer is $4.6 million;

•	a $4.5 million loan relationship (net of $1.0 million charge-off in November 2009), with collateral located in Indiana consisting of a three building retail development. The Company has $0.3 million in a specific loan loss reserve for this loan relationship as of December 31, 2009, based upon estimated collateral values. The Company’s total credit exposure to this customer is $4.5 million;

•	a $4.1 million loan relationship (net of $1.0 million charge-off in December 2009), secured by a vacant auto dealership and single family home. No specific loan loss reserve was needed based upon estimated collateral values. The Company’s total credit exposure to this customer is $4.6 million;

•	a $4.0 million loan relationship ($2.8 million construction and $1.2 million non-owner occupied real estate) secured with an 18 unit residential project and a six unit residential project. The Company has $1.8 million in a specific loan loss reserve for this loan relationship as of December 31, 2009, based upon estimated collateral values. The Company’s total credit exposure to this customer is $4.1 million;

•	a $4.0 million loan relationship, of which $2.5 million has been charged off, secured with a project located in Cook County experiencing slow sales. The properties securing the loan relationship have not sold with the borrower now leasing properties at a level that is not sufficient to meet contractual loan payments. There are multiple guarantors who have limited liquidity. The Company has $1.4 million in a specific loan loss reserve for this loan relationship as of December 31, 2009, based upon estimated collateral values. The Company’s total credit exposure to this customer is $4.0 million;

•	a $3.7 million loan relationship (net of $2.4 million charge-offs in the fourth quarter of 2009) secured by retail strip center and various land parcels. Borrower is currently trying to sell or refinance all of the collateral. The Company has $0.7 million in a specific loan loss reserve for this loan relationship as of December 31, 2009, based upon estimated collateral values. The Company’s total credit exposure to this customer is $3.7 million;

•	a $3.5 million loan relationship (net of $1.6 million charge-offs in December 2009) secured by four models, five speculative homes, one townhome, and 41 vacant lots. The Company has $1.0 million in a specific loan loss reserve for this loan relationship as of December 31, 2009, based upon estimated collateral values. The Company’s total credit exposure to this customer is $4.8 million;

•	a $3.4 million loan relationship on an acquisition and development loan in a southwestern suburb of Chicago, IL. The Company has $2.2 million in a specific loan loss reserve for this loan relationship as of December 31, 2009, based upon estimated collateral values. The Company’s total credit exposure to this customer is $3.4 million;

•	a $3.4 million loan relationship secured by a six unit residential condominium building with ground level retail and lower level parking located in Chicago, IL. The Company has $2.1 million in a specific loan loss reserve for this loan relationship as of December 31, 2009, based upon estimated collateral values. The Company’s total credit exposure to this customer is $3.5 million;

•	a $3.4 million loan relationship secured by a high end single family speculative homes in a western suburb of Chicago, IL. The Company has $0.3 million in a specific loan loss reserve for this loan as of December 31, 2009, based upon estimated collateral values. The Company’s total credit exposure to this customer is $3.4 million;

•	a $3.3 million loan relationship secured by residential condominiums. The Company has $0.3 million in a specific loan loss reserve for this loan relationship as of December 31, 2009, based upon estimated collateral values. The Company’s total credit exposure to this customer is $3.3 million;

•	a $3.0 million loan relationship secured by real estate collateral to a borrower which also had a business loan of $1.3 million that was fully charged-off in November 2009. The Company has $1.2 million in a specific loan loss reserve for this loan relationship as of December 31, 2009, based upon estimated collateral values. The Company’s total credit exposure to this customer is $3.0 million;

•	a $3.0 million loan relationship (net of $1.2 million charge-offs in December 2009) secured by two single family residences, a four flat, and a vacant lot. Foreclosures have been filed on all four properties. No specific loan loss reserve was needed based upon estimated collateral values. The Company’s total credit exposure to this customer is $3.0 million;

•	a $3.0 million loan relationship ($2.3 owner occupied commercial real estate and $674,000 commercial and industrial). The guarantor has passed away. Foreclosure proceedings are continuing against underlying collateral of commercial property located in Chicago, IL. No specific loan loss reserve was needed based upon estimated collateral value. The Company’s total credit exposure to this customer is $3.0 million;

•	a $3.0 million loan relationship secured by real property in a western suburb of Chicago, IL that is currently vacant. The Company has $1.1 million in a loss specific reserve for this loan relationship as of December 31, 2009, based upon estimated collateral values. The Company’s total credit exposure to this customer is $3.0 million;

•	a $2.5 million loan relationship secured by three vacant lots , a commercial property, and an office/warehouse property in western suburbs of Chicago, IL. No specific loan loss reserve was needed based upon estimated collateral values. The Company’s total credit exposure to this customer is $2.5 million; and

•	a $2.2 million loan relationship (net of $3.1 million charge-offs in December 2009) secured with property where the development has stalled and the guarantor is considering alternative strategies to sell or liquidate the assets. The guarantor is currently providing contractual payments; however, in the future their liquidity position will no longer enable them to continue to meet loan repayment terms. The Company has $0.6 million in a specific loan loss reserve for this loan relationship as of December 31, 2009, based upon estimated collateral values. The Company’s total credit exposure to this customer is $2.2 million.

As of December 31, 2009, there was $9.7 million in nonaccrual troubled-debt restructurings to two borrowers and $11.6 million in accruing troubled-debt restructurings to five borrowers. The Company had $11.0 million in troubled-debt restructuring to one borrower as of December 31, 2008 which was placed on nonaccrual status during the third quarter of 2009. In order to improve the collectibility of the troubled-debt restructured loans, the Company restructured the terms of the loans by lifting a forbearance agreement, lowering interest rates, or changing payment terms. No additional commitments were outstanding on the troubled-debt restructured loans as of December 31, 2009 and 2008. No specific allowance was allocated to the accruing troubled-debt restructured loans at December 31, 2009 and 2008. As of December 31, 2009, based upon estimated collateral values the Company held $667,000 in specific loan loss reserves for the two nonaccrual troubled-debt restructurings.

Foreclosed properties were $26.9 million at December 31, 2009, an increase of $14.9 million compared to December 31, 2008 mainly due to five new properties: $5.1 million related to multiple properties including vacant land parcels and an office building, $2.2 million incomplete single family residence, $1.5 million related to vacant land, $1.4 million related to a single family residence, and $1.2 million related to a commercial restaurant property. Foreclosed properties were written down to the lower of cost or current fair value and a corresponding charge of $4.9 million was recorded in foreclosed properties expense in 2009.

In addition to the loans summarized above, on December 31, 2009, the Company had $608.7 million of loans currently performing that have been internally assigned higher credit risk ratings. The higher risk ratings are primarily due to internally identified specific or collective credit characteristics including decreased capacity to repay loan obligations due to adverse market conditions, a lack of borrower or guarantor’s capital capacity and reduced collateral valuations securing the loans as a secondary source of repayment. These loans continue to accrue interest. Management recognizes that a higher level of scrutiny of these loans is prudent under the circumstances. Similarly rated loans were $71.0 million as of December 31, 2008 and $3.5 million as of December 31, 2007.

Analysis of Allowance for Loan Losses

The Company recognizes that credit losses will be experienced and the risk of loss will vary with, among other things; general economic conditions; the type of loan being made; the creditworthiness of the borrower over the term of the loan; and in the case of a collateralized loan, the quality of the collateral and personal guarantees. The allowance for loan losses represents the Company’s estimate of the amount deemed necessary to provide for probable losses existing in the portfolio. In making this determination, the Company analyzes the ultimate collectibility of the loans in its portfolio by incorporating feedback provided by internal loan staff. Each loan officer grades his or her individual commercial credits and the Company’s loan review personnel independently review the officers’ grades.

In the event that the loan is downgraded during this review, the loan is included in the allowance analysis at the lower grade. On a monthly basis, management of the Bank meets to review the adequacy of the allowance for loan losses.

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

The Company’s methodology for determining the allowance for loan losses represents an estimation pursuant to the authoritative guidance for contingencies (ASC 450) and loan impairments (ASC 310-10-35). The allowance reflects expected losses resulting from analyses developed through specific credit allocations for individual loans and historical loss experience for each loan category. The specific credit allocations are based on regular analyses of all loans over $300,000 where the internal credit rating is at or below a predetermined classification. These analyses involve a high degree of judgment in estimating the amount of loss associated with specific loans, including estimating the amount and timing of future cash flows and collateral values. The allowance for loan losses also includes consideration of concentrations and changes in portfolio mix and volume and other qualitative factors.

During the third quarter of 2009, steps were taken to improve the credit review function. The Company strengthened its portfolio review process, tracking of credit trends and documentation of exceptions. The Company devoted additional resources to its loan workout unit and engaged an independent firm to actively manage problem loans.

With the additional resources devoted to the loan workout area, management has sharpened its understanding of the factors impacting the primary and secondary sources of repayment and collateral support, and has used this information in the risk ratings and other classifications utilized in the computation of the allowance for loan losses. In determining loan specific reserves in the allowance for loan losses, the Company generally assigns average discounts of 20-35% to independent appraisal values, dependent upon loan and collateral type. These discount rates have been adjusted periodically based upon changes in the Chicago commercial real estate market. As a result, although the Company’s allowance for loan losses to nonperforming loans ratio dropped to 47.04% as of December 31, 2009, from 72.72% at December 31, 2008, specific reserves to loans analyzed for possible impairment increased to 26.48% from 7.00% as of December 31, 2008.

During 2009, the Company recorded a provision for loan losses of $167.7 million and recognized net loan charge-offs totaling $83.3 million. Nonaccrual loans increased $212.7 million compared to the prior year, to

$273.8 million, or 11.8% of loans at December 31, 2009. As nonaccrual loans have increased throughout 2009, the provision for loan losses was double net charge-offs for the year reflecting this deterioration and the ratio of allowance for loan losses to loans increased significantly to 5.55% at December 31, 2009, from 1.77% at December 31, 2008.

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

There are many factors affecting the allowance for loan losses; some are quantitative while others require qualitative judgment. The process for determining the allowance (which management believes adequately considers all of the factors which potentially result in credit losses) includes subjective elements and, therefore, the allowance may be susceptible to significant change. To the extent actual outcomes differ from management estimates, additional provisions for loan losses could be required that could adversely affect the Company’s earnings or financial position in future periods.

The following table sets forth loans charged off and recovered by type of loan and an analysis of the allowance for loan losses for the indicated periods.

	Year Ended December 31,
	2009		2008		2007		2006		2005
	(Dollars in thousands)

Average total loans	$2,507,063		$2,483,070		$2,088,696		$1,658,920		$1,210,873

Total loans at end of year	$2,320,319		$2,509,759		$2,474,327		$1,946,816		$1,349,996

Total nonaccrual loans	$273,823		$61,104		$49,173		$42,826		$7,905

Allowance for loan losses at beginning of year	$44,432		$26,748		$23,229		$17,760		$16,217
Addition resulting from acquisition	—		—		2,767		3,244		—
Charge-offs:
Commercial loans	28,484		11,475		5,092		5,912		1,668
Consumer real estate loans(1)	5,950		3,846		458		360		15
Commercial real estate loans(1)	51,084		40,389		336		4,401		772
Agricultural loans	—		—		—		—		—
Consumer installment loans	84		139		89		136		64

Total charge-offs	85,602		55,849		5,975		10,809		2,519
Recoveries:
Commercial loans	1,238		1,149		885		616		1,448
Consumer real estate loans(1)	138		91		9		4		5
Commercial real estate loans(1)	881		508		927		339		6
Agricultural loans	—		—		—		—		—
Consumer installment loans	13		20		15		25		14

Total recoveries	2,270		1,768		1,836		984		1,473

Net charge-offs	83,332		54,081		4,139		9,825		1,046
Provision for loan losses	167,700		71,765		4,891		12,050		2,589

Allowance for loan losses at end of the year	$128,800		$44,432		$26,748		$23,229		$17,760

Net charge-offs to average total loans	3.32%		2.18%		0.20%		0.59%		0.09%
Allowance for loan losses to total loans at end of year	5.55		1.77		1.08		1.19		1.32
Allowance for loan losses to nonaccrual loans	0.47	x	0.73	x	0.54	x	0.54	x	2.25x

(1)	Includes construction loans.

The provision for loan losses increased $95.9 million to $167.7 million for the year ended December 31, 2009 from $71.8 million for the year ended December 31, 2008, reflecting management’s updated assessments of impaired loans, the elevated level of recent charge-offs, migration of unimpaired loans into higher credit risk rating categories, and the continued deterioration of economic conditions. The increase in the provision for loan losses related to updated assessments of impaired loans includes the increased volume of impaired loans, above-standard discounts applied to collateral values of certain loans individually assessed for impairment, and increased charge-offs. The allowance for loan losses was $128.8 million at December 31, 2009 and $44.4 million at December 31, 2008. Total recoveries on loans previously charged off were $2.3 million and $1.8 million for the years ended December 31, 2009 and 2008, respectively.

Net charge-offs increased $29.3 million to $83.3 million, or 3.32% of average loans, in 2009 compared to $54.1 million, or 2.18% of average loans in 2008. Allowance for loan losses to nonaccrual loans ratio was 0.47x at December 31, 2009 and 0.73x at December 31, 2008.

The following table sets forth the Company’s allocation of the allowance for loan losses by types of loans (collateral based classification) as of the indicated dates.

	December 31,
	2009		2008		2007		2006		2005
		Loan		Loan		Loan		Loan		Loan
		Category		Category		Category		Category		Category
		To		To		To		To		To
		Gross		Gross		Gross		Gross		Gross
	Amount	Loans	Amount	Loans	Amount	Loans	Amount	Loans	Amount	Loans
	(Dollars in thousands)

Commercial	$13,944	19.42%	$8,829	20.80%	$6,369	21.52%	$6,156	19.87%	$7,727	14.54%
Commercial real estate	89,728	66.12	24,518	65.79	19,336	65.15	16,166	65.35	7,807	69.24
Agricultural	42	0.26	171	0.29	2	0.20	3	0.13	3	0.15
Consumer real estate	12,398	13.97	6,258	12.67	603	12.64	352	14.10	864	15.76
Consumer installment	266	0.23	302	0.25	81	0.49	90	0.55	46	0.31
Unallocated	12,422	—	4,354	—	357	—	462	—	1,313	—

Total allowance for loan losses	$128,800	100.00%	$44,432	100.00%	$26,748	100.00%	$23,229	100.00%	$17,760	100.00%

Due to concerns about the collectibility of loan balances that could grow due to letter of credit draw downs, the Company increased the reserve for losses on unfunded commitments to $2.2 million at December 31, 2009 from $1.1 million at December 31, 2008.

The Company uses an internal asset classification system as a means of reporting problem and potential problem assets. At each scheduled Bank Board of Directors meeting, a watch list is presented, showing significant loan relationships listed by internal risk rating as Special Mention, Substandard, and Doubtful. Set forth below is a discussion of each of these classifications.

Special Mention:  A special mention extension of credit is defined as having potential weaknesses that deserve management’s close attention. If left uncorrected, these potential weaknesses may, at some future date, result in the deterioration of the repayment prospects for the credit or the institution’s credit position. Special mention credits are not considered as part of the classified extensions of credit category and do not expose an institution to sufficient risk to warrant classification. These credits are currently protected but are potentially weak.

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

If the Bank may have to consider relying on a secondary or alternative source of repayment, then collection may not yet be in jeopardy, but the loan may be considered special mention. Other trends that indicate that the loan may deteriorate further include such “red flags” as continuous overdrafts, negative trends on a financial statement, such as a deficit net worth, a delay in the receipt of financial statements, aging accounts receivable, etc. These loans on a regular basis can be 30 days or more past due. Judgments, tax liens, delinquent real estate taxes, cancellation of insurance policies and exceptions to Bank policies are other “red flags.”

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

The Company’s determination as to the classification of its assets and the amount of its valuation allowances is subject to review by the Bank’s primary regulators in the course of its regulatory examinations. The results of examination from regulatory agencies are also considered. Although management believes that adequate specific and general loan loss allowances have been established, actual losses are dependent upon future events and, as such, further additions to the level of specific and general loan loss allowances may become necessary. The Company’s allowance for loan losses at December 31, 2009 is considered by management to be adequate.

Securities

The Company manages its securities portfolio to provide a source of both liquidity and earnings. The investment policy is developed in conjunction with established asset/liability committee directives. The investment policy is reviewed by senior management of the Company in terms of its objectives, investment guidelines and consistency with overall Company performance and risk management goals. The asset/liability committee of the Board of Directors is responsible for reporting and monitoring compliance with the investment policy. Reports are provided to the asset/liability committee of the Board of Directors and the Board of Directors of the Company on a regular basis.

The following tables set forth the composition of the Company’s securities portfolio by major category as of the indicated dates. The securities portfolio as of December 31, 2009, 2008, and 2007 has been categorized as either available-for-sale or held-to-maturity in accordance with the authoritative guidance for investments — debt and equity securities (ASC 320).

	December 31, 2009
	Held-to-Maturity		Available-for-Sale		Total
							% of
	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized
	Cost	Value	Cost	Value	Cost	Value	Cost
	(Dollars in thousands)

Obligations of the U.S. Treasury	$—	$—	$310,954	$310,947	$310,954	$310,947	52.7%
Mortgage-backed securities:
U.S. government agencies — residential(1)	—	—	259,878	256,275	259,878	256,275	44.1
U.S. government-sponsored entities(2)	—	—	1,271	1,259	1,271	1,259	0.2
Equity securities of U.S. government-sponsored entities(3)	—	—	2,749	2,272	2,749	2,272	0.5
Corporate and other debt securities	—	—	14,920	10,721	14,920	10,721	2.5

Total	$—	$—	$589,772	$581,474	$589,772	$581,474	100.0%

(1)	Includes obligations of the Government National Mortgage Association (“GNMA”).

(2)	Includes obligations of the Federal Home Loan Mortgage Corporation (“FHLMC”).

(3)	Includes issues from Federal National Mortgage Association (“FNMA”) and FHLMC.

	December 31, 2008
	Held-to-Maturity		Available-for-Sale		Total
							% of
	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized
	Cost	Value	Cost	Value	Cost	Value	Cost
			(Dollars in thousands)

Obligations of U.S. Treasury and U.S. government-sponsored entities(1)	$—	$—	$263,483	$265,435	$263,483	$265,435	40.3%
Obligations of states and political subdivisions	1,251	1,263	57,309	56,664	58,560	57,927	9.0
Mortgage-backed securities(1)(2)	29,016	29,124	281,592	283,679	310,608	312,803	47.4
Equity securities(3)	—	—	2,749	930	2,749	930	0.4
Corporate and other debt securities	—	—	19,176	15,241	19,176	15,241	2.9

Total	$30,267	$30,387	$624,309	$621,949	$654,576	$652,336	100.0%

(1)	Includes obligations of the FHLMC and FNMA.

(2)	Includes obligations of the GNMA.

(3)	Includes issues from the FNMA and FHLMC.

	December 31, 2007
	Held-to-Maturity		Available-for-Sale		Total
							% of
	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized
	Cost	Value	Cost	Value	Cost	Value	Cost
	(Dollars in thousands)

Obligations of U.S. Treasury and U.S. government-sponsored entities(1)	$—	$—	$181,983	$183,613	$181,983	$183,613	23.6%
Obligations of states and political subdivisions	1,254	1,268	60,985	61,400	62,239	62,668	8.1
Mortgage-backed securities(1)(2)	36,347	35,644	383,633	379,040	419,980	414,684	54.4
Equity securities(3)	—	—	85,139	65,979	85,139	65,979	11.0
Corporate and other debt securities	—	—	22,095	20,849	22,095	20,849	2.9

Total	$37,601	$36,912	$733,835	$710,881	$771,436	$747,793	100.0%

(1)	Includes obligations of the FHLMC and FNMA.

(2)	Includes obligations of the GNMA.

(3)	Includes issues from the FNMA and FHLMC.

As of December 31, 2009, the Company held one security with a book value exceeding 10% of stockholders’ equity other than those of the U.S. government or government-sponsored entities. This investment grade security was a collateralized debt obligation issued by PreTSL XXVII, Ltd. with an amortized cost of $10.8 million and fair value of $7.0 million at December 31, 2009. The Company holds the highest tranche of the issue, which entitles the Company to receive interest and principal payments before other tranches. The underlying securities for this senior tranche are trust preferred securities issued mainly of depositary institution holding companies and, to a lesser extent, insurance companies in diverse geographic regions.

The total fair value of the securities portfolio was $581.5 million as of December 31, 2009, or 98.6% of amortized cost. The total fair value of the securities portfolio was $652.3 million and $747.8 million as of December 31, 2008 and 2007, respectively.

Securities available-for-sale are carried at fair value, with related unrealized net gains or losses, net of deferred income taxes, recorded as an adjustment to other comprehensive loss. At December 31, 2009, unrealized losses on securities available-for-sale were $8.3 million compared to unrealized losses of $2.4 million, or $1.4 million net of taxes, at December 31, 2008. A deferred income tax adjustment to the carrying value was not recorded as a result of the Company’s tax position at December 31, 2009.

During the second quarter of 2009, the Company repositioned its securities portfolio to (i) lower capital requirements associated with higher risk-weighted assets, (ii) restructure expected cash flows, and (iii) reduce credit risk. The Company sold $538.1 million of its securities portfolio with an average yield of 3.94% and average life of slightly over two years, including $27.7 million of securities classified as held-to-maturity. The securities sold consisted of U.S. government-sponsored entities debentures, mortgage-backed securities, and municipal bonds. These securities were sold in the open market at a net gain of $4.3 million; $117,000 of this gain was related to securities classified as held-to-maturity. The Company reinvested the proceeds in lower yielding securities with shorter terms, including U.S. Treasury bills and Government National Mortgage Association mortgage-backed securities.

Consistent with that repositioning program and the Company’s stated intent to sell certain securities, the Company recognized a $740,000 other-than-temporary impairment charge on June 30, 2009 on securities that were identified as for sale under the program.

The Company’s securities available-for-sale portfolio decreased $40.5 million, or 6.5%, in 2009 compared to 2008. Set forth below are other highlights of the securities portfolio.

•	U.S. Treasury and obligations of U.S. government-sponsored entities increased by $45.5 million to $310.9 million, or 52.7% of the portfolio in terms of amortized cost, at December 31, 2009 compared to $265.4 million at the end of 2008. At December 31, 2009, the Company’s holdings in this category consisted of only U.S. Treasury bills with maturities of less than four months.

•	U.S. government agency and government-sponsored entity mortgage-backed securities decreased 9.2%, or $26.1 million, from $283.7 million at December 31, 2008 to $257.5 million at December 31, 2009.

•	Equity securities increased $1.3 million to $2.3 million at December 31, 2009 from December 31, 2008 as a result of the increase in fair market value.

•	Corporate and other debt securities decreased by $4.5 million to $10.7 million at December 31, 2009 from $15.2 million at December 31, 2008 mainly as a result of a sale transaction.

The securities portfolio does not contain any sub-prime or Alt-A mortgage-backed securities.

Certain available-for-sale securities were temporarily impaired at December 31, 2009. The unrealized loss on available-for-sale securities is included in other comprehensive loss on the consolidated balance sheets. Management has concluded that no individual unrealized loss as of December 31, 2009 represents other-than-temporary impairment. The Company does not intend to sell nor would it be required to sell the temporarily impaired securities before recovering their amortized cost. See Note 7 — Securities of the notes to the consolidated financial statements for more details.

There were no trading securities held at December 31, 2009 or December 31, 2008. When acquired, the Company holds trading securities and derivatives on a short-term basis based on market and liquidity conditions.

Investment Maturities and Yields

The following tables set forth the contractual or estimated maturities of the components of the Company’s available-for-sale securities portfolio as of December 31, 2009 in terms of estimated fair values and the weighted average yields:

	Contractual or Estimated Maturity
			After One But		After Five But
	Within One		Within		Within		After
	Year		Five Years		Ten Years		Ten Years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
	(Dollars in thousands)

Available- for-Sale-Securities:
Obligations of U.S. Treasury	$310,947	0.07%	$—	—%	$—	—%	$—	—%	$310,947	0.07%
Mortgage-backed securities:
U.S. government agencies — residential(1)	4,206	0.76	168,476	2.68	83,593	3.80	—	—	256,275	3.02
U.S. government-sponsored entities(2)	1,259	3.01	—	—	—	—	—	—	1,259	3.01
Equity securities of U.S. government-sponsored entities(3)(4)	—	—	—	—	—	—	2,272	—	2,272	—
Corporate and other debt securities	—	—	—	—	3,700	4.39	7,021	0.69	10,721	1.66

Total	$316,412	0.09%	$168,476	2.68%	$87,293	3.83%	$9,293	0.52%	$581,474	1.40%

(1)	Includes obligations of the GNMA.

(2)	Includes obligations of the FHLMC.

(3)	Includes issues from FNMA and FHLMC.

(4)	Equity securities, although they do not have a maturity date, are included in the after ten years column.

Cash Surrender Value of Life Insurance

During 2009, the Company liquidated its entire $85.8 million investment in bank owned life insurance in order to reduce the Company’s investment risk and risk-weighted assets, which favorably impacted the Bank’s regulatory capital ratios. The $16.3 million increase in cash surrender value of the policies since the time of purchase was treated as ordinary income for tax purposes. Additionally, a 10% IRS excise tax was incurred as a result of the liquidation. The Company recorded a tax expense of $8.1 million in 2009 for this transaction.

Goodwill

Goodwill was $64.9 million at December 31, 2009 compared to $78.9 million at December 31, 2008 due to an impairment of $14.0 million recorded in the fourth quarter of 2009.

It has been the established policy of the Company to perform its annual review for goodwill impairment as of September 30th of each year. As a result of the previous year’s annual test performed as of September 30, 2008, the Company determined goodwill was impaired and recorded an $80.0 million impairment to reduce the goodwill balance to $78.9 million. The 2009 annual review for goodwill impairment was conducted as of September 30, 2009, with the assistance of a nationally recognized third party valuation specialist. Based upon that review, the Company determined that the $78.9 million of goodwill recorded on the September 30, 2009 balance sheet was not impaired at that time.

Under the authoritative guidance for intangibles — goodwill and other (ASC 350), a goodwill impairment test is required between annual testing dates if an event occurred or circumstances changed that would more likely than not reduce the fair value of goodwill below the carrying amount. During the quarter ended December 31, 2009, management considered whether events and circumstances would require an interim test of goodwill impairment. Management concluded that it was more likely than not that events and changes in circumstances, both individually and in the aggregate, reduced the fair value of the Company’s single reporting unit below its carrying amount. Management’s analysis was based on and considered changes in the key indicators and inputs consistent with those included in its previous annual review such as stock price, estimated control premium, future available cash flows, market multiples, business strategy, credit quality metrics, loan growth, core deposits and regulatory capital requirements along with interest rates, credit spreads and collateral values.

The Company determined that activities in the fourth quarter of 2009, including the Written Agreement with the regulators, the decline in the Bank’s regulatory capital position to undercapitalized during that period, and the significant deterioration in the market price of the Company’s common stock, constituted triggering events that would more likely than not reduce the fair value of goodwill below the carrying amount and would, therefore, require that an interim goodwill impairment test be performed. As a result of that test, a $14.0 million goodwill impairment was recorded as of December 31, 2009.

Following is a summary of the methodologies employed to conduct the Company’s testing at December 31, 2009, the underlying assumptions and related rationale in the context of current facts and circumstances, and how the methodologies employed compared with those used in prior tests.

Management worked closely with the third party valuation specialist throughout the valuation process. Management provided necessary information to this third party and reviewed the methodologies and assumptions used including loan and deposit growth, regulatory capital requirements, and the Company’s business strategy.

The Company operates in one operating segment, community banking, as defined in the authoritative guidance for segment reporting (ASC 280) and currently does not internally report its operating income below that level or provide such information to its chief executive officer, the company’s chief operating decision maker. For this reason, the Company performs its goodwill impairment test as one reporting unit at the consolidated company level.

A variation of the market approach was utilized to estimate the fair value of the Company under Step 1 of the goodwill impairment test. The fair value estimate of the Company’s publicly traded market capitalization was computed utilizing the thirty day average closing prices through the valuation date for the two publicly traded components of equity, the Company’s common stock and Series A preferred stock. No implied control premium was assumed. A discounted cash flow analysis was used to estimate the fair value of the Series T preferred stock issued under the TARP Capital Purchase Program.

The discount rate used in the Series T preferred stock fair value estimate was developed based upon the yield of the Series A preferred stock since the two preferred stocks participate on a pari passu basis in the event of liquidation and therefore would be expected to have similar yields. The valuation assumed the Series T preferred would likely be paid off on its five year anniversary in December 2013 when the cumulative dividend yield would contractually move from 5% to 9% consistent with optimal financial budgeting considerations. Dividend assumptions included the Company resuming the payment of the dividends at 5% beginning in February 2011, including a cumulative payment of all previously deferred amounts.

The fair value of the TARP warrant was computed using a Cox-Ross- Rubinstein Binomial Option Pricing Model with major inputs including the $0.36 December 31, 2009 closing price of the Company common stock, the $2.97 per share contractual exercise price, the 8.9 year term to expiration of the warrant, 75.9% stock price volatility similar to the historic stock price volatility of the Company’s common stock over the past 8.9 years, a risk free rate of return of 3.7% based on the yield of U.S. Treasury Strips with a remaining term of 8.9 years and an assumed average dividend yield rate of 2.1% assuming the Company resumes paying dividends on its common stock at its historical average rate of 2.7% after two years.

In Step 1 of the analysis, it was determined that the fair value of stockholders’ equity was $42.5 million less than the book carrying value of equity. In Step 2 of the test, it was determined that the decline in the fair value was partially attributable to a decline in the fair values of the net assets of the single reporting unit and partially to a decline in the value of the goodwill. Management concluded the decrease in the fair value was primarily attributable to prolonged weak economic conditions and the impact these conditions have had on the fair value of the Company’s loan portfolio and decreases in market interest rates. However, since the net result of the Step 2 fair value estimates was less than the fair value of stockholders’ equity from Step 1, goodwill was determined to be impaired. A discussion of the Step 2 test assumptions, methods, and results is presented below.

In Step 2 of the test, the Company estimated the fair value of assets and liabilities in the same manner as if a purchase of the reporting unit was taking place from a market participant perspective, which includes estimating the fair value of other intangibles. The fair value estimation methodology selected for the Company’s most significant assets and liabilities was based on the Company’s observations and knowledge of methodologies typically and currently utilized by market participants, the structure and characteristics of the asset and liability in terms of cash flows and collateral, and the availability and reliability of significant inputs required for a selected methodology and comparative data to evaluate the outcomes. Specifically, the Company selected the income approach for performing loans, retail certificates of deposit, core deposit intangibles, and borrowings, and the market approach for branch properties. The Company estimated fair values separately for nonaccrual loans and loans 60-89 days past due and accruing. The income approach was deemed appropriate for the assets and liabilities noted above due to the limited current comparable market transaction data available. The market approach was deemed appropriate for the branch properties due to the nature of the underlying real and personal property. In Step 2, the Company did not use multiple approaches to estimate the fair value of any given asset or liability category; therefore, no weightings were incorporated into the Company’s methodology in this step.

Loans net of the allowance were $2.2 billion or 63.8% of Company assets as of December 31, 2009. The estimated fair value of loans net of the allowance was $54.3 million, or 2.5% below book value. In computing this estimated fair value, performing loans were separated into fixed and variable components, floors and collateral coverage ratios were considered, and appropriate comparable market discount rates were used to compute fair values using a discounted cash flow approach. A 40% discount was applied to nonaccrual loans based upon recent Company charge-off experience and a 10% discount was applied to loans 60-89 days past due and accruing.

The core deposit intangible asset fair value was estimated by computing the expected future cost savings from holding low cost deposits and resulted in a fair value estimate $7.8 million above book value. Estimated fair value for the Company’s branch facilities was $6.6 million above book value based upon appraisals received in December 2009.

The fair values of the Company’s liabilities were estimated using: price estimates from a nationally known dealer for securities sold under repurchasing agreements, market price quotes from the FHLB on FHLB advances, discounted cash flows for the subordinated debentures, trust preferred securities, and time and brokered deposits, and a weighted combination of discounted cash flows reflecting the effects of credit spreads and a liquidation scenario value estimate for the remaining borrowings. The fair value estimate for all liabilities was $14.9 million below book carrying value. Time and brokered deposits were determined to have a net fair value $11.5 million over book carrying value but borrowings were determined to have a net fair value $26.4 million below their book carrying value.

Material assumptions used in the fair value estimate include effective tax rates, market discount rates, terminal residual values, and composition of market comparables. Changes in any of these assumptions can have a material effect on the fair value used in the goodwill impairment evaluation. In particular, changes in the Company’s publicly traded stocks prices, and the assumed market participant discount rate on the Series T preferred stock, affect the estimated fair values determined in Step 1. As a financial institution, the fair value estimates in Step 2 are extremely sensitive to changes in market interest rates and credit spreads, especially on the values of longer term fixed rate assets and liabilities. As noted above, net loans represented 63.8% of total assets as of December 31, 2009. Using the December 31, 2009 impairment study values, a 1% change in loan fair values up or down due to market interest rates or changes in credit spreads would change the net loan fair value by $21.9 million. Core deposit intangible fair values increase with higher market interest rates. The fair value of long term borrowings with fixed interest rates generally increase as market rates decline and decrease as market rates increase. Loan and borrowing fair values are also affected by changes in market credit spreads.

The assumptions and methodologies used for the interim goodwill impairment testing for December 31, 2009 as discussed above, were generally similar to those used in the annual tests completed as of September 30, 2008 and September 30, 2009. The same independent third party valuation specialist was used for the three fair value studies. Compared to the 2008 test, interest rates continued to decline in 2009, asset quality materially changed, and the evaluation of loan fair values was more granular and involved segregating the loan balances into much finer groups for valuation purposes including segregating 60-89 days past due and accruing loans and assigning a 10% discount to unpaid principal on them. Credit spreads also narrowed by September 30, 2009 and December 31, 2009 as compared to 2008. Although discounted cash flows and guideline company and guideline transaction data was utilized in Step 1 testing for previous testing periods, they were not utilized in the December 31, 2009 test since no control premium was assumed in that period’s fair value of stockholders’ equity estimate. The Company will continue to assess any shortfall in its equity fair value relative to its total book value and tangible book value, including what might be attributed to either industry-wide or company-specific factors, and to evaluate whether any additional adjustments are required in the carrying value of goodwill.

Deposits

The following table sets forth deposits by type as of the periods presented.

	December 31,
	2009	2008
	(Dollars in thousands)

Noninterest-bearing demand	$349,796	$334,495
Interest-bearing demand	178,172	176,224
Money market	168,228	208,484
Savings	172,969	129,101
Certificates of deposit less than $100,000	833,187	689,896
Certificates of deposit of $100,000 or more	413,256	435,687
Brokered certificates of deposit	454,503	438,904

Total interest-bearing deposits	2,220,315	2,078,296

Total deposits	$2,570,111	$2,412,791

Total core deposits(1)	$869,165	$848,304

(1)	Includes noninterest-bearing and interest-bearing demand, money market, and savings.

Total deposits of $2.6 billion at December 31, 2009 represented an increase of $157.3 million, or 6.5%, from December 31, 2008.

Set forth below is a summary of the change in the Company’s deposits:

•	Noninterest-bearing deposits were $349.8 million at December 31, 2009, $15.3 million, or 4.6%, more than the $334.5 million level at December 31, 2008.

•	Interest-bearing deposits increased 6.8%, or $142.0 million to $2.2 billion at December 31, 2009 compared to December 31, 2008.

•	Core deposits increased $20.9 million, or 2.5%, to $869.2 million at December 31, 2009 from $848.3 million at December 31, 2008.

•	Certificates of deposit under $100,000 increased $143.3 million, or 20.8%, from December 31, 2008 to $833.2 million at December 31, 2009, as a result of successful promotions which allowed the Company to build liquidity.

•	Certificates of deposit of $100,000 or more decreased by $22.4 million, or 5.1%, from December 31, 2008 to $413.3 million at December 31, 2009.

•	Certificates of deposits through the CDARS and Internet networks were $137.8 million at December 31, 2009 compared to $41.6 million at December 31, 2008. These networks allow the Company to access other deposit funding sources.

•	Brokered certificates of deposit increased $15.6 million, or 3.6%, to $454.5 million at December 31, 2009 compared to year end 2008. The brokered certificates of deposit are comprised of underlying certificates of deposits in denominations of less than $100,000.

•	As a result of the Bank’s undercapitalized status for regulatory capital purposes, the Bank is no longer able to accept or renew brokered deposits or, whether wholesale or retail, secure deposits at rates that are 75 basis points higher than the prevailing effective rates on insured deposits of comparable amounts or maturities in the Bank’s normal market area or the national rates periodically release by the FDIC.

The Company continues to participate in the FDIC’s Temporary Liquidity Guarantee Program. This program consists of two components. The first is the Transaction Account Guarantee Program where all noninterest-bearing transaction deposit accounts, including all personal and business checking deposit accounts, and NOW accounts, which are capped at a rate no higher than 0.50% are fully guaranteed by the FDIC, through June 30, 2010, regardless of dollar amount. All other deposit accounts continue to be covered by the FDIC’s expanded deposit insurance limit of $250,000 through December 31, 2013. The second component is the Debt Guarantee Program, which guarantees newly issued senior unsecured debt. The Company has not issued any such debt and currently does not plan to issue any such debt.

In 2009, the FDIC increased premium assessments to maintain adequate funding of the DIF. Assessment rates set by the FDIC, effective March 1, 2009, generally range from 12 to 45 basis points; however, these rates may be adjusted upward or downward if the institution has unsecured debt or secured liabilities. As a result, assessment rates for institutions may range from 7 basis points to 77.5 basis points. These increases in premium assessments have increased the Company’s expenses. In addition, on May 22, 2009, the FDIC board agreed to impose an emergency special assessment of 5 basis points on all banks (based on June 30, 2009 assets) to restore the Deposit Insurance Fund to an acceptable level. The assessment was paid on September 30, 2009 and was in addition to the increase in premiums discussed above. The cost of this emergency special assessment to the Company was $1.7 million. On November 12, 2009, the FDIC issued new assessment regulations that require FDIC-insured institutions to prepay on December 30, 2009 their estimated quarterly risk-based assessments for the fourth quarter 2009 and for all of 2010, 2011 and 2012; however certain financial institutions, including the Bank, were exempted from the new prepayment regulations and will continue to pay their risk-based assessments on a quarterly basis. FDIC insurance expense increased $6.7 million to $9.3 million in the 2009 compared to the same period in 2008 due to the special assessment of $1.7 million and increased regular quarterly FDIC premiums. FDIC insurance expense is expected to increase in 2010 as a result of the Bank being undercapitalized as of December 31, 2009.

The Company competes for core deposits in the highly competitive Chicago Metropolitan Statistical Area. Competitive pricing has made it difficult to maintain and grow these types of deposits. The level of competition for core deposits is not expected to ease in the near term. The Company’s campaigns include certificates of deposit promotions and core product promotions.

The following table sets forth the average amount of and the average rate paid on deposits by category for the indicated periods.

	Year Ended December 31,
	2009			2008			2007
	Average	Percent of		Average	Percent of		Average	Percent of
	Balance	Deposits	Rate	Balance	Deposits	Rate	Balance	Deposits	Rate
	(Dollars in thousands)

Noninterest-bearing demand deposits	$337,246	13.21%	0.00%	$326,104	13.46%	0.00%	$274,819	12.90%	0.00%
Interest-bearing demand deposits	176,930	6.93	0.49	200,869	8.29	0.98	182,276	8.55	1.85
Savings and money market accounts	349,278	13.68	0.82	384,496	15.87	1.30	386,722	18.15	2.57
Time Deposits:
Certificates of deposit, less than $100,000	798,254	31.26	2.77	619,829	25.58	4.05	598,012	28.06	4.95
Certificates of deposit, $100,000 or more(1)	892,178	34.92	2.39	891,354	36.80	3.81	689,335	32.34	4.90

Total time deposits	1,690,432	66.18	2.57	1,511,183	62.38	3.91	1,287,347	60.40	4.92

Total deposits	$2,553,886	100.00%	1.85%	$2,422,652	100.00%	2.73%	$2,131,164	100.00%	3.60%

(1)	Includes brokered deposits.

The following table summarizes the maturity distribution of certificates of deposit in amounts of $100,000 or more as of the dates indicated. These deposits have been made by individuals, businesses, and public and other not-for-profit entities, part of which are located within the Company’s market area.

	December 31,
	2009	2008	2007
	(In thousands)

Three months or less	$187,794	$402,122	$308,259
Over three months through six months	130,508	172,417	241,765
Over six months through twelve months	447,293	229,867	230,985
Over twelve months	102,164	70,185	75,598

Total	$867,759	$874,591	$856,607

As a result of the Bank’s undercapitalized status for regulatory capital purposes as of December 31, 2009, the Bank is not permitted to accept or renew brokered deposits or, whether wholesale or retail, secure deposits at rates that are 75 basis points higher than the prevailing effective rates on insured deposits of comparable amounts or maturities in the Bank’s normal market area or the national rates periodically release by the FDIC. See Note 3 — Regulatory Capital of the notes to the consolidated financial statements for further information. Brokered deposits were $454.5 million at December 31, 2009 and had a weighted average maturity of approximately eight months.

Borrowings

The following table summarizes the Company’s borrowings as of the dates indicated.

	December 31,
	2009	2008	2007
	(In thousands)

Federal funds purchased	$—	$—	$81,000
Revolving note payable	8,600	8,600	2,500
Securities sold under agreements to repurchase	297,650	297,650	283,400
Advances from the Federal Home Loan Bank	340,000	380,000	323,439
Junior subordinated debentures	60,828	60,791	60,724
Subordinated debt	15,000	15,000	—
Term note payable	55,000	55,000	70,000

Total	$777,078	$817,041	$821,063

The Company’s borrowings include overnight federal funds purchased, securities sold under agreements to repurchase, FHLBC advances, junior subordinated debentures, and commercial bank notes payable and subordinated debt. The following tables set forth categories and the balances of the Company’s borrowings for the periods indicated.

	Year Ended December 31,
	2009	2008	2007
	(Dollars in thousands)

Federal funds purchased:
Balance at end of year	$—	$—	$81,000
Weighted average interest rate at end of year	—%	—%	4.15%
Maximum amount outstanding(1)	$55,000	$184,500	$109,000
Average amount outstanding	12,441	77,000	35,630
Weighted average interest rate during year(2)	0.39%	2.62%	5.13%

(1)	Based on amounts outstanding at each month end during each year.

(2)	During 2008, the federal funds target rate decreased by 225 basis points.

As a result of the Bank being less than well capitalized for regulatory capital purposes, the agreements with one of the Bank’s repurchase agreement counterparties could permit that counterparty to terminate the repurchase agreements. At December 31, 2009, the Bank’s repurchase agreements with those provisions totaled $262.7 million with fixed interest rates ranging from 2.76% to 4.65%, maturities ranging from approximately 7.5 to 8.5 years, and quarterly call provisions (at the counterparty’s option). Due to the relatively high fixed rates on these borrowings as compared to currently low market rates of interest, the Bank would incur substantial costs to unwind these repurchase agreements if terminated prior to their maturities. These associated unwind costs could have a material adverse effect on the Company’s results of operations and financial condition in the period of payment. The associated unwind costs would be the difference between the fair value and carrying value of the repurchase agreements on the date of termination. Because the repurchase agreements are collateralized at an amount sufficient to cover any such unwind costs which may be incurred, any such costs would result in a charge in the statement of operations but would not expect to have an adverse effect on the Bank’s liquidity.

	Year Ended December 31,
	2009	2008	2007
	(Dollars in thousands)

Securities sold under repurchase agreements:
Balance at end of year	$297,650	$297,650	$283,400
Weighted average interest rate at end of year	4.29%	4.29%	4.21%
Maximum amount outstanding(1)	$323,033	$394,764	$317,118
Average amount outstanding	299,611	311,346	268,639
Weighted average interest rate during year	4.33%	4.26%	4.21%

(1)	Based on amount outstanding at each month end during each year.

The Bank is a member of the FHLBC. Membership requirements include common stock ownership in the FHLB. At December 31, 2009, the FHLBC advances have quarterly call provisions. The Bank is currently in compliance with the FHLBC’s membership requirements. The Bank has collateralized the FHLB advances with various securities totaling $121.8 million and multi-family, junior lien, and commercial real estate loans totaling $829.6 million, as well as a blanket lien on multi-family and commercial real estate loans. As a result of the Bank’s capital position, it had to increase the amount of collateral securing the existing FHLBC advances.

The following table sets forth categories and the balances of the Company’s FHLBC advances as of the indicated dates or for the indicated periods.

	Year Ended December 31,
	2009	2008	2007
	(Dollars in thousands)

FHLB advances:
Balance at end of year	$340,000	$380,000	$323,439
Weighted average interest rate at end of year	3.53%	3.38%	4.49%
Maximum amount outstanding(1)	$380,000	$380,000	$323,439
Average amount outstanding	346,329	335,039	317,232
Weighted average interest rate during year	3.52%	3.53%	4.66%

(1)	Based on amount outstanding at each month end during each year.

At December 31, 2009, the Company had $60.8 million in junior subordinated debentures owed to unconsolidated trusts that were formed to issue trust preferred securities. During the second quarter of 2009, the Company began deferring interest payments on its junior subordinated debentures as permitted by the terms of such debentures. The accrued interest deferred on junior subordinated debentures was $1.5 million through December 31, 2009. The Written Agreement requires the Company to obtain prior approval to resume interest payments in respect of its junior subordinated debentures.

The following table details the unconsolidated trusts and their common and trust preferred securities:

		December 31,				Initial
		2009	2008		Mandatory	Optional
Issuer	Issue Date	Amount	Amount	Rate	Redemption Date	Redemption Date(1)
		(In thousands)

MBHI Capital Trust III	December 19, 2003	$9,279	$9,279	LIBOR+3.00%	December 30, 2033	December 30, 2008
MBHI Capital Trust IV	December 19, 2003	10,310	10,310	LIBOR+2.85%	January 23, 2034	January 23, 2009
MBHI Capital Trust V	June 7, 2005	20,619	20,619	LIBOR+1.77%	June 15, 2035	June 15, 2010
Royal Capital Trust I	April 30, 2004	10,310	10,310	6.62% until July	July 23, 2034	July 23, 2009
				23, 2009; then
				LIBOR+2.75%
Northwest Suburban Capital Trust I	May 18, 2004	10,310	10,310	LIBOR+2.70%	July 23, 2034	July 23, 2009
Unamortized purchase accounting adjustment		—	(37)

Total		$60,828	$60,791

(1)	Redeemable at option of the Company as of the initial optional redemption date provided and quarterly thereafter.

Revolving and Term Loan Facilities; Events of Default

The Company’s credit agreements with a correspondent bank at December 31, 2009 consisted of a revolving line of credit, a term note loan, and a subordinated debenture in the amounts of $8.6 million, $55.0 million, and $15.0 million, respectively.

The revolving line of credit had a maximum availability of $8.6 million, an outstanding balance of $8.6 million as of December 31, 2009, an interest rate at December 31, 2009 of one-month LIBOR plus 455 basis points with an interest rate floor of 7.25%, and matured on July 3, 2009. The term note had an interest rate of one-month LIBOR plus 455 basis points at December 31, 2009 and matures on September 28, 2010. The subordinated debt had an interest rate of one-month LIBOR plus 350 basis points at December 31, 2009, matures on March 31, 2018, and qualifies as a component of Tier 2 capital.

As a result of the effects of recent economic conditions, the increase in nonperforming assets, and the impairment charges on goodwill and the impairment charges and realized losses on FNMA and FHLMC preferred securities, the Company sought covenant waivers on two occasions in 2008. First, the lender waived a covenant violation in the first quarter of 2008 resulting from the Company’s net loss recognized in that period. Second, the lender waived a covenant violation in the third quarter of 2008 resulting from the Company’s net loss recognized in that period, contingent upon the Company making accelerated principal payments under the aforementioned term note in the amounts and on or prior to the dates as follows: July 1, 2009 — $5.0 million; October 1, 2009 — $5.0 million; and January 4, 2010 — $5.0 million.

The Company did not make a required $5.0 million principal payment on the term note due on July 1, 2009 under the covenant waiver for the third quarter of 2008. On July 8, 2009, the lender advised the Company that such non-compliance constituted a continuing event of default under the loan agreements (the “Contingent Waiver Default”). The Company’s decision not to make the $5.0 million principal payment, together with its previously announced decision to suspend the dividend on its Series A preferred stock and defer the dividends on its Series T preferred stock and interest payments on its trust preferred securities, were made in order to retain cash and preserve liquidity and capital at the holding company.

The revolving line of credit matured on July 3, 2009, and the Company did not pay to the lender all of the aggregate outstanding principal on the revolving line of credit on such date. The failure to make such payment constituted an additional event of default under the credit agreements (the “Payment Default”; the Contingent Wavier Default, the Financial Covenant Defaults and the Payment Default are hereinafter collectively referred to as the “Existing Events of Default”).

As a result of the occurrence and the continuance of the Existing Events of Default, the lender notified the Company that, as of July 8, 2009, the interest rate on the revolving line of credit increased to the default interest rate of 7.25%, which represents the current interest rate floor, and the interest rate under the term note agreement increased to the default interest rate of 30 day LIBOR plus 455 basis points. The Company also did not make required $5.0 million principal payment on the term note due on October 1, 2009 and January 4, 2010 under the covenant waiver for the third quarter of 2008.

As a result of not making the required payments, and as a result of the other Existing Events of Default, the lender possesses certain rights and remedies, including the ability to demand immediate payment of amounts due totaling $63.6 million plus accrued interest or foreclose on the collateral supporting the credit agreements, being 100% of the stock of the Company’s wholly-owned subsidiary, the Bank.

On October 22, 2009, the Company entered into a forbearance agreement (“Forbearance Agreement”) with its lender that provides for a forbearance period through March 31, 2010, during which time the Company will pursue completion of its Capital Plan. During the forbearance period, the Company is not obligated to make interest and principal payments in excess of funds held in a deposit security account (which was initially with $325,000), and while retaining all rights and remedies under the credit agreements, the lender has agreed not to demand payment of amounts due or begin foreclosure proceedings in respect of the collateral (which consists primarily of all the stock of the Bank), and has agreed to forbear from exercising the rights and remedies available to it in respect of existing defaults and future compliance with certain covenants through March 31, 2010. As part of the Forbearance Agreement, the Company entered into a tax refund security agreement under which it agreed to deliver to the lender the expected proceeds to be received in connection with an outstanding Federal income tax refund in the approximate amount of $2.1 million. These proceeds, if and when received, will be placed in the deposit security account, and will be available for interest and principal payments. No proceeds from this tax refund have been received as of December 31, 2009. The Forbearance Agreement may terminate prior to March 31, 2010 if the Company defaults under any of its representations, warranties or obligations contained in either the Forbearance Agreement or credit agreements (other than with respect to certain financial and regulatory covenants), or the Bank becomes subject to receivership by the FDIC or the Company becomes subject to other bankruptcy or insolvency type proceedings.

Although the lender is not exercising all of its rights and remedies while the forbearance period is in effect (other than continuing to impose default rates of interest), the lender has not waived, or committed to waive, the Existing Events of Default or any other default or event of default.

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

Capital Resources

The Company monitors compliance with bank and bank-holding company regulatory capital requirements, focusing primarily on risk-based capital guidelines. Under the risk-based capital method of capital measurement, the ratio computed is dependent upon the amount and composition of assets recorded on the balance sheet and the amount and composition of off-balance-sheet items, in addition to the level of capital. Included in the risk-based capital method are two measures of capital adequacy: Tier 1, or core capital, and total capital, which consists of Tier 1 plus Tier 2 capital. See “Business — Supervision and Regulation — Bank Holding Company Regulation” for definitions of Tier 1 and Tier 2 capital as well as Note 19 — Capital Requirements of the notes to the consolidated financial statements.

As of December 31, 2009, the Company and the Bank did not meet all capital adequacy requirements administered by the federal banking agencies. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, banks must meet specific capital guidelines that involve quantitative measures of assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. Prompt corrective action provisions are not applicable to bank holding companies.

Quantitative measures established by regulation to ensure capital adequacy require banks and bank holding companies to maintain minimum amounts and ratios of total and Tier 1 capital to risk-weighted assets, Tier 1 capital to average assets, and tangible equity to total assets. If a bank does not meet these minimum capital requirements, as defined, bank regulators can initiate certain actions that could have a direct material adverse effect on the bank’s financial condition and ongoing operations.

As of December 31, 2009, the most recent Federal Deposit Insurance Corporation notification categorized the Bank as undercapitalized under the regulatory framework for prompt corrective action. As a result of the Bank’s undercapitalized status for regulatory capital purposes as of December 31, 2009, the Bank is no longer able to accept or renew brokered deposits or, whether wholesale or retail, secure deposits at rates that are 75 basis points higher than the prevailing effective rates on insured deposits of comparable amounts or maturities in the Bank’s normal market area or the national rates periodically release by the FDIC, pay dividends or make other capital distributions, or obtain funds through Federal funds lines.

In addition, the agreements with one of the Bank’s repurchase agreement counterparties could permit that counterparty to terminate the repurchase agreements as a result of the Bank being categorized as less than well capitalized. At December 31, 2009, the Bank’s repurchase agreements with those provisions totaled $262.7 million with fixed interest rates ranging from 2.76% to 4.65%, maturities ranging from approximately 7.5 to 8.5 years, and quarterly call provisions (at the counterparty’s option).

Based on current trends, the Company projects the Bank will be critically undercapitalized at March 31, 2010. See “Recent Developments — Outlook for 2010.”

See Regulatory Capital and Note 19 — Capital Requirements of the notes to the consolidated financial statements for a further discussion of the Company’s and Bank’s capital requirements.

The following tables set forth the Company’s capital ratios as of the indicated dates.

	Risk-Based Capital Ratios December 31,
	2009		2008		2007
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)

Tier 1 capital to risk-weighted assets	$5,037	0.22%	$238,873	8.30%	$258,862	9.21%
Tier 1 capital minimum requirement	92,664	4.00	115,123	4.00	112,457	4.00
Total capital to risk-weighted assets	10,074	0.43	289,967	10.07	285,843	10.17
Total capital minimum requirements	185,329	8.00	230,247	8.00	224,914	8.00
Total risk-weighted assets	2,316,607		2,878,087		2,811,423

In December 2008, the Company issued 84,784 shares of Series T fixed cumulative perpetual preferred stock at $1,000 per share to the U.S. Treasury under the TARP CPP raising $84.8 million in capital, which qualifies for Tier I capital.

On March 8, 2010, the U.S. Treasury exchanged the 84,784 shares of Series T preferred stock, having an aggregate approximate liquidation preference of $84.8 million, plus approximately $4.6 million in cumulative dividends not declared or paid on such preferred stock, for a new series of fixed rate cumulative mandatorily convertible preferred stock, Series G, with the same liquidation preference. The warrant dated December 5, 2008 to purchase 4,282,020 shares of common stock was also amended to re-set the strike price of the warrant to be consistent with the conversion price of the Series G preferred stock. The U.S. Treasury has the authority to convert the new preferred stock into the Company’s common stock at any time. In addition, the Company can compel a conversion of the new preferred stock into common stock, subject to the following conditions: (i) the Company receives appropriate approvals from the Federal Reserve; (ii) approximately $78.6 million principal amount of the Company’s revolving, senior, and subordinated debt shall have previously been converted into common stock on terms acceptable to the U.S. Treasury in its sole discretion; (iii) the Company shall have completed a new cash equity raise of not less than $125 million on terms acceptable to the U.S. Treasury in its sole discretion; and (iv) the Company has made the anti-dilution adjustments to the new preferred stock, if any, as required by the terms thereof. Unless earlier converted, the new preferred stock converts automatically into shares of the Company’s common stock on March 8, 2017.

On January 25, 2010, the Company successfully completed its offer (the “Exchange Offer”) to exchange shares of its common stock for outstanding depositary shares, $25.00 liquidation amount per share, each representing a 1/100th fractional interest in a share of the Company’s Series A preferred stock. The final exchange ratio was set at 7.0886 shares of common stock for each depositary share of the Series A preferred stock. The Company accepted for exchange 1,414,941 depositary shares, representing approximately 82% of the 1,725,000 depositary shares outstanding prior to the Exchange Offer. The Exchange Offer generated approximately $35.4 million of additional common equity. The Company issued 10,029,946 shares of common stock for the 1,414,941 shares tendered in the exchange. The remaining 310,059 depositary shares outstanding have an aggregate liquidation preference of approximately $7.8 million.

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

The Company includes $21.4 million for 2009 and $59.0 million for 2008 and 2007 of trust preferred securities in Tier I capital based on regulatory limitations.

Liquidity

At December 31, 2009, on a consolidated basis, the Company had cash and cash equivalents of $442.1 million compared to $63.1 million at December 31, 2008. The Company manages the liquidity position of the Bank with the objective of maintaining access to sufficient funds to respond to the needs of depositors and borrowers and to take advantage of earnings enhancement opportunities. The Bank expanded its liquidity during 2009. Liquid assets, including cash held at the Federal Reserve Bank and unencumbered securities, improved from $36.1 million at December 31, 2008 to $419.5 million at December 31, 2009.

In addition to the normal cash flows from its securities portfolio, and repayments and maturities of loans and securities, the Bank utilizes other short-term, intermediate-term and long-term funding sources such as securities sold under agreements to repurchase and overnight funds purchased from correspondent banks.

The FHLBC provides an additional source of liquidity which has been used by the Bank since 1999. The Bank also has various funding arrangements with commercial and investment banks in the form of Federal funds lines, repurchase agreements, and internet-based and brokered certificate of deposit programs. The Bank maintains these funding arrangements to achieve favorable costs of funds, manage interest rate risk, and enhance liquidity in the event of deposit withdrawals. As a result of the Bank’s undercapitalized status for regulatory capital purposes, the Bank is no longer able to accept or renew brokered deposits or, whether wholesale or retail, secure deposits at rates that are 75 basis points higher than the prevailing effective rates on insured deposits of comparable amounts or maturities in the Bank’s normal market area or the national rates periodically release by the FDIC, pay dividends or make other capital distributions, or obtain funds through Federal funds lines.

The FHLB advances and repurchase agreements are subject to the availability of collateral. The Bank has collateralized the FHLB advances with various securities totaling $121.8 million and multi-family, junior lien, and commercial real estate loans totaling $261.7 million, as well as a blanket lien on multi-family and commercial real estate loans, and the repurchase agreements with various securities totaling $359.4 million at December 31, 2009. As a result of the Bank’s capital position, it had to increase the amount of collateral securing the existing FHLBC advances and the wholesale funding market is no longer available. In addition, as a result of the Bank being less than well capitalized for regulatory capital purposes, the agreements with one of the Bank’s repurchase agreement counterparties could permit that counterparty to terminate the repurchase agreements. At December 31, 2009, the Bank’s repurchase agreements with those provisions totaled $262.7 million with fixed interest rates ranging from 2.76% to 4.65%, maturities ranging from approximately 7.5 to 8.5 years, and quarterly call provisions (at the counterparty’s option). The Company believes the Bank has sufficient liquidity to meet its current and future near-term liquidity needs; however, no assurances can be made that the Bank’s liquidity position will not be materially, adversely affected in the future. See “Risk Factors — The Company and the Bank may not be able to access sufficient and cost-effective sources of liquidity necessary to fund operations and meet payment obligations under their existing funding commitments, including the repayment of its brokered deposits.”

The Company monitors and manages its liquidity position on several levels, which include estimated loan funding requirements, estimated loan payoffs, securities portfolio maturities or calls, anticipated depository buildups or runoffs, and interest and principal payments on borrowings.

Certain available-for-sale securities were temporarily impaired at December 31, 2009, primarily due to changes in interest rates as well as current economic conditions that appear to be cyclical in nature. The Company does not intend to sell nor would it be required to sell the temporarily impaired securities before recovering their amortized cost. See Note 7 — Securities of the notes to the consolidated financial statements for more details. The Company’s liquidity position is further enhanced by monthly principal and interest payments received from a majority of the loan portfolio.

The Company continues to seek opportunities to diversify the customer base, enhance the product suite, and improve the overall liquidity position. The Company has developed analytical tools to help support the overall liquidity forecasting and contingency planning. In addition, the Company has developed a more efficient collateral management process which has strengthened the Bank’s liquidity.

Since May 6, 2009, the Company has suspended the dividend on its Series A preferred stock; deferred the dividend on the $84.8 million of Series T preferred stock; and deferred interest payments on $60.8 million of its junior subordinated debentures as permitted by the terms of such debentures. The accrued interest deferred on junior subordinated debentures was $1.5 million through December 31, 2009. The Written Agreement requires the Company to obtain prior approval to resume dividend payments in respect of the Series A preferred stock or interest payments in respect of its junior subordinated debentures. On March 8, 2010, the U.S. Treasury exchanged the 84,784 shares of Series T preferred stock, having an aggregate approximate liquidation preference of $84.8 million, plus approximately $4.6 million in cumulative dividends not declared or paid on such preferred stock, for a new series of fixed rate cumulative mandatorily convertible preferred stock, Series G, with the same liquidation preference. The warrant dated December 5, 2008 to purchase 4,282,020 shares of common stock was also amended to re-set the strike price of the warrant to be consistent with the conversion price of the Series G preferred stock. See “Capital Resources” for additional detail regarding the exchange of the Series T preferred stock.

Holding Company Liquidity.  The liquidity position at the holding company level is generally affected by the amount of cash and other liquid assets on hand, payment of interest and dividends on debt and equity issued by the holding company (all of which have been recently suspended or deferred), capital it injects into the Bank, any redemption of debt for cash issued by the holding company, proceeds it raises through the issuance of debt and/or equity through the holding company, if any, and dividends received from the Bank, to the extent permitted.

At December 31, 2009, the Company’s cash and cash equivalents on an unconsolidated basis amounted to $3.4 million. There are currently a number of limitations on the Company’s ability to manage its liquidity at the holding company level. The Written Agreement with the Federal Reserve Bank and the Illinois Division of Banking requires, among other things, that the Bank obtain prior approval in order to pay dividends. In addition, as noted above under “Recent Developments — Written Agreement with Regulators,” the Company must obtain prior approval of the Federal Reserve Bank to, among other things, take any other form of payment from the Bank representing a reduction in capital of the Bank and incur, increase or guarantee any debt. Accordingly, the Company’s present primary sources of funds at the holding company level are access to the capital and debt markets and private equity investments. While the Company continues to pursue new equity capital, it has not received any commitment for a new equity capital investment, and there can be no assurance that the Company will be able to raise a sufficient amount of new equity capital in a timely manner, on acceptable terms or at all. If the lender under its revolving and term loan facilities does not exercise its right to demand payment of amounts owed following the expiration of a forbearance period further described below, the Company believes that it has adequate liquidity to meet its near-term commitments.

On October 22, 2009, the Company entered into the Forbearance Agreement with the lender under its revolving and term loan facilities, pursuant to which, among other things, the lender agreed to forbear from exercising the rights and remedies available to it as a consequence of certain continuing events of default, except for continuing to impose default rates of interest. This Forbearance Agreement expired March 31, 2010, or earlier if, among other things, the Company breaches representations and warranties contained in the Forbearance Agreement, or the Company defaults on certain obligations under the Forbearance Agreement or credit agreements (other than with respect to certain financial and regulatory covenants) or the Bank becomes subject to receivership by the FDIC or the Company becomes subject to other bankruptcy or insolvency type proceedings.

Upon the expiration of the forbearance period, the principal and interest payments that were due under the revolving line of credit and the term note, as modified by the covenant waivers, at the time the Forbearance Agreement was entered into will once again become due and payable, along with such other amounts as may have become due during the forbearance period. The Company will not be able to meet any demands for payment of amounts then due at the expiration of the forbearance period unless it successfully completes all or a significant portion of the Capital Plan, including raising a significant amount of new equity capital. If the Company is unable to renegotiate, renew, replace or expand its sources of financing on acceptable terms, it may have a material adverse effect on the Company’s business and results of operations and ability to continue as a going concern, and investors could lose their investment in the securities.

See “Recent Developments — Outlook for 2010.”

Contractual Obligations, Commitments, and Off-Balance Sheet Arrangements

The following table details the amounts and expected payments of significant contractual obligations as of December 31, 2009.

	December 31, 2009
	Payments Due By Period
	Within			After
	1 Year	2-3 Years	4-5 Years	5 Years	Other(1)	Total
	(In thousands)

Deposits without a stated maturity	$869,165	$—	$—	$—	$—	$869,165
Consumer and brokered certificates of deposits	1,478,026	217,641	5,279	—	—	1,700,946
Revolving note payable	8,600	—	—	—	—	8,600
Securities sold under agreements to repurchase	—	—	—	297,650	—	297,650
FHLB advances	—	—	—	340,000	—	340,000
Junior subordinated debentures	—	—	—	60,828	—	60,828
Subordinated debt	—	—	—	15,000	—	15,000
Term note payable	55,000	—	—	—	—	55,000
Operating leases	1,519	2,647	2,683	13,850	—	20,699
Uncertain tax position liability	—	—	—	—	784	784

Total contractual cash obligations	$2,412,310	$220,288	$7,962	$727,328	$784	$3,368,672

(1)	Duration of liability is not determinable.

The following table details the amounts and expected maturities of significant commitments as of December 31, 2009.

	Amount of Commitment Expiration Per Period
	Within			After
	1 Year	1-3 Years	4-5 Years	5 Years	Total
	(In thousands)

Lines of credit:
Commercial real estate	$64,539	$3,444	$4,268	$4,137	$76,388
Consumer real estate	26,061	24,886	29,165	26,486	106,598
Consumer	—	—	—	1,778	1,778
Commercial	150,735	2,575	2,311	4,738	160,359
Letters of credit	36,686	3,847	2,483	—	43,016
Commitments to extend credit	7,158	—	—	—	7,158

Total commitments	$285,179	$34,752	$38,227	$37,139	$395,297

At December 31, 2009, commitments to extend credit included $3.6 million of fixed rate loan commitments. These commitments are due to expire within 30 to 90 days of issuance and have rates ranging from 5.00% to 7.50%. Substantially all of the unused lines of credit are at adjustable rates of interest.

The Company had a reserve for losses on unfunded commitments of $2.2 million at December 31, 2009, up from $1.1 million at December 31, 2008.

During the second quarter of 2009, the Company began deferring payment of dividends on the $84.8 million of Series T cumulative preferred stock and deferring interest payments on $60.8 million of its junior subordinated debentures as permitted by the terms of such debentures. The deferred interest payments on the Company’s junior subordinated debentures were $1.5 million through December 31, 2009. The dividends on the Series T cumulative preferred stock are recorded only when declared. The cumulative amount of dividends not declared was $3.8 million for the year ended December 31, 2009. The amount due, including principal and interest, relating to the credit agreements (as discussed in Note 17 — Credit Agreements of the notes to the consolidated financial statements) was $9.3 million at December 31, 2009.

Asset/Liability Management

The business of the Company and the composition of its consolidated balance sheet consist of investments in interest-earning assets (primarily loans, mortgage-backed securities, and other securities) that are primarily funded by interest-bearing liabilities (deposits and borrowings). All of the financial instruments of the Company as of December 31, 2009 were held for other-than-trading purposes. Such financial instruments have varying levels of sensitivity to changes in market rates of interest. The Company’s net interest income is dependent on the amounts of and yields on its interest-earning assets as compared to the amounts of and rates on its interest-bearing liabilities. Net interest income is therefore sensitive to changes in market rates of interest.

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

Interest rate risk results when the maturity or repricing intervals and interest rate indices of the interest-earning assets, interest-bearing liabilities, and off-balance-sheet financial instruments are different, thus creating a risk that will result in disproportionate changes in the value of and the net earnings generated from the Company’s interest-earning assets, interest-bearing liabilities, and off-balance-sheet financial instruments. The Company’s exposure to interest rate risk is managed primarily through the Company’s strategy of selecting the types and terms of interest-earning assets and interest-bearing liabilities that generate favorable earnings while limiting the potential negative effects of changes in market interest rates. Because the Company’s primary source of interest-bearing liabilities is customer deposits, the Company’s ability to manage the types and terms of such deposits may be somewhat limited by customer maturity preferences in the market areas in which the Company operates. Several hundred new bank branches were opened in the Company’s marketplace between 2004 and 2007. Deposit pricing is competitive with promotional rates frequently offered by competitors. Ongoing competition for core and time deposits are driving up yields paid. Borrowings, which include FHLB advances, short-term borrowings, and long-term borrowings, are generally structured with specific terms which, in management’s judgment, when aggregated with the terms for outstanding deposits and matched with interest-earning assets, reduce the Company’s exposure to interest rate risk. The rates, terms, and interest rate indices of the Company’s interest-earning assets result primarily from the Company’s strategy of investing in securities and loans (a substantial portion of which have adjustable rates). This permits the Company to limit its exposure to interest rate risk, together with credit risk, while at the same time achieving a positive interest rate spread from the difference between the income earned on interest-earning assets and the cost of interest-bearing liabilities.

Management uses a simulation model for the Company’s internal asset/liability management. The model uses maturity and repricing information for securities, loans, deposits, and borrowings plus repricing assumptions on products without specific repricing dates (e.g., savings and interest-bearing demand deposits), to calculate the cash flows, income, and expense of the Company’s assets and liabilities. In addition, the model computes a theoretical market value of the Company’s equity by estimating the market values of its assets and liabilities. The model also projects the effect on the Company’s earnings and theoretical value for a change in interest rates. The Company’s exposure to interest rates is reviewed on a monthly basis by senior management and the Company’s Board of Directors.

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

The Company performs a net interest income analysis as part of its asset/liability management processes. Net interest income analysis measures the change in net interest income in the event of hypothetical changes in interest rates. This analysis assesses the risk of change in net interest income in the event of sudden and sustained 100 and 200 basis point increases in market interest rates. The tables below present the Company’s projected changes in net interest income for the various rate shock levels at December 31, 2009 and December 31, 2008, respectively. As result of current market conditions, 100 and 200 basis point decreases in market interest rates are not applicable for 2009 and 2008 as those decreases would result in some deposit interest rate assumptions falling below zero. Nonetheless, the Company’s net interest income could decline in those scenarios as yields on earning assets could continue to adjust downward.

	Change in Net Interest Income Over One Year Horizon
					Company
					Guideline
	December 31, 2009		December 31, 2008		Maximum
	Dollar	%	Dollar	%	%
	Change	Change	Change	Change	Change
	(Dollars in thousands)

+200 bp	$11,109	18.12%	$6,274	8.23%	(10.0)%
+100 bp	5,084	8.29	2,850	3.74	—
−100 bp	N/A	N/A	N/A	N/A	—
−200 bp	N/A	N/A	N/A	N/A	(10.0)

As shown above, at December 31, 2009, the effect of an immediate 200 basis point increase in interest rates would increase the Company’s net interest income by 18.12%, or $11.1 million. Overall net interest income sensitivity remains within the Company’s and recommended regulatory guidelines.

The changes in the Company’s net interest income sensitivity were due, in large part, to the optionality on both sides of the balance sheet. The changes in net interest income over the one year horizon for December 31, 2009 under the 1.0% and 2.0% increases in market interest rates scenarios are reflective of this optionality. In general, in a rising rate environment, yields on floating rate loans and investment securities are expected to re-price upwards more quickly than the cost of funds. This has been mitigated somewhat by the aggressive implementation of floors on floating rate loans over the past year; the impact of a rise in interest rates for these assets is less than if these loans had no floors, causing the positive net interest income sensitivity to be less than previous reports.

The Company does not have any sub-prime or Alt-A mortgage-backed securities in its securities portfolio nor does it have any sub- prime loans.

“Gap” analysis is used to determine the repricing characteristics of the Company’s assets and liabilities. The following table sets forth the interest rate sensitivity of the Company’s assets and liabilities as of December 31,

2009, and provides the repricing dates of the Company’s interest-earning assets and interest-bearing liabilities as of that date, as well as the Company’s interest rate sensitivity gap percentages for the periods presented.

	0-3	4-12		Over
	Months	Months	1-5 Years	5 Years	Total
	(Dollars in thousands)

INTEREST-EARNING ASSETS:
Federal funds sold and other short-term investments	$414,466	$—	$—	$—	$414,466
Securities available-for-sale, at fair value	197,672	165,818	89,782	128,202	581,474
Federal Reserve Bank and Federal Home Loan Bank stock	27,652	—	—	—	27,652
Loans	1,024,700	267,194	744,475	283,950	2,320,319

Total interest-earning assets	$1,664,490	$433,012	$834,257	$412,152	$3,343,911

INTEREST-BEARING LIABILITIES:
Interest-bearing demand deposits	$16,035	$48,106	$—	$114,031	$178,172
Money market deposits	15,141	45,422	—	107,665	168,228
Savings deposits	15,567	46,702	—	110,700	172,969
Time deposits	428,793	1,052,101	220,052	—	1,700,946

Total interest-bearing deposits	475,536	1,192,331	220,052	332,396	2,220,315

Revolving note payable	8,600	—	—	—	8,600
Securities sold under agreements to repurchase	—	—	—	297,650	297,650
Advances from the Federal Home Loan Bank	—	—	—	340,000	340,000
Junior subordinated debentures	60,828	—	—	—	60,828
Subordinated debt	15,000	—	—	—	15,000
Term note payable	55,000	—	—	—	55,000

Total borrowings	139,428	—	—	637,650	777,078

Total interest-bearing liabilities	$614,964	$1,192,331	$220,052	$970,046	$2,997,393

Interest sensitivity gap	$1,049,526	$(759,319)	$614,205	$(557,894)	$346,518
Cumulative interest sensitivity gap	$1,049,526	$290,207	$904,412	$346,518
Interest sensitivity gap to total assets	30.5%	(22.1)%	17.9%	(16.2)%
Cumulative interest sensitivity gap to total assets	30.5%	8.4%	26.3%	10.1%

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

Mortgage-backed securities, including adjustable rate mortgage pools, are included in the above table based on their estimated repricing or principal paydowns obtained from outside analytical sources. Loans are included in the above table based on contractual maturity or contractual repricing dates, coupled with principal prepayment assumptions. Deposits are based on management’s analysis of industry trends and customer behavior.

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

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, an evaluation was performed under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer of the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)). Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that the Company’s disclosure controls and procedures as of December 31, 2009 are effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms and such information is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosure.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2009. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. Based on management’s assessment, it determined that, as of December 31, 2009, the Company’s internal control over financial reporting is effective based on those criteria.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2009, has been audited by PricewaterhouseCoopers LLP, the independent registered public accounting firm who also audited the Company’s consolidated financial statements, as stated in their report included under Item 8.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Information regarding directors of the Company is included in the Company’s Proxy Statement for its 2010 Annual Meeting of Stockholders (the “Proxy Statement”) under the heading “Election of Directors” and the information included therein is incorporated herein by reference. Information regarding the executive officers of the Company is included in Item 1. Business of this report.

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

Item 14.	Principal Accounting Fees and Services

Information regarding principal accounting fees and services is included in the Proxy Statement under the heading “Independent Auditor,” and the information included therein is incorporated herein by reference.

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

(a) (3) Exhibits

The following exhibits are either filed as part of this report or are incorporated herein by reference:

3.1		Amended and Restated Certificate of Incorporation, as amended (incorporated by reference to Registrant’s Form 10-Q for the quarter ended September 30, 2007, File No. 001-13735).
3	.1.1	Certificate of Designation for the Series A Preferred Stock (incorporated by reference to Registrant’s Report on Form 8-K filed December 7, 2007, File No. 001-13735).
3	.1.2	Deposit Agreement, dated December 5, 2007, among the Registrant, Illinois Stock Transfer Company and the holders from time to time of the Depositary Receipts issued pursuant to the Deposit Agreement (incorporated by reference to Registrant’s Report on Form 8-K filed December 7, 2007, File No. 001-13735).
3.2		Amended and Restated By-laws (incorporated by reference to Registrant’s Report on Form 8-K filed July 29, 2009, File No. 001-13735).
3.3		Certificate of Designation for the Series G Preferred Stock.
4.1		Specimen Common Stock Certificate (incorporated by reference to Registrant’s Registration Statement on Form S-1, Registration No. 333-42827).
4	.1.1	Form of Certificate for the Series A Preferred Stock (incorporated by reference to Registrant’s Report on Form 8-K filed December 7, 2007, File No. 001-13735).
4	.1.2	Form of Depositary Receipt for the Depositary Shares (incorporated by reference to Registrant’s Report on Form 8-K filed December 7, 2007, File No. 001-13735).
4	.1.3	Form of Certificate for the Series G Preferred Stock.
4	.1.4	Warrant for Purchase of Shares of Common Stock, Dated March 8, 2010.
4.2		Certain instruments defining the rights of the holders of long-term debt of the Company and certain of its subsidiaries, none of which authorize a total amount of indebtedness in excess of 10% of the total assets of the Company and its subsidiaries on a consolidated basis, have not been filed as Exhibits. The Company hereby agrees to furnish a copy of any of these agreements to the SEC upon request.
*10	.1	Midwest Banc Holdings, Inc. Stock and Incentive Plan (incorporated by reference to Registrant’s Form 10-K for the year ended December 31, 2006, File No. 001-13735).
10.5		Lease dated as of December 24, 1958, between Western National Bank of Cicero and Midwest Bank and Trust Company, as amended (incorporated by reference to Registrant’s Registration Statement on Form S-1, Registration No. 333-42827).
10.6		Britannica Centre Lease, dated as of May 1, 1994, between Chicago Title and Trust Company, as Trustee under Trust Agreement dated November 2, 1977 and known as Trust No. 1070932 and Midwest Bank and Trust Company (incorporated by reference to Registrant’s Registration Statement on Form S-1, Registration No. 333-42827).
10.7		Lease dated as of March 20, 1996 between Grove Lodge No. 824 Ancient Free and Accepted Masons and Midwest Bank of Hinsdale (incorporated by reference to Registrant’s Registration Statement on Form S-1, Registration No. 333-42827)

10.8		Office Lease, undated, between Grove Lodge No. 824 Ancient Free and Accepted Masons and Midwest Bank of Hinsdale (incorporated by reference to Registrant’s Registration Statement on Form S-1, Registration No. 333-42827).
*10	.15	Form of 2001 Supplemental Executive Retirement Agreement (incorporated by reference to Registrant’s Form 10-Q for the quarter ended September 30, 2001, File No. 001-13735).
*10	.16	Form of Transitional Employment Agreement (Executive Officer Group) (incorporated by reference to Registrant’s Form 10-Q for the quarter ended September 30, 2001, File No. 001-13735).
*10	.17	Form of Restricted Stock Award Agreement for Officers, Restricted Stock Grant Notice for Officers, Incentive and Nonqualified Stock Options Award Agreements, and Stock Option Grant Notice for Officers (incorporated by reference to Registrant’s Report on Form 8-K filed August 29, 2005, File No. 001-13735).
*10	.18	Form of 2005 Supplemental Executive Retirement Agreement (incorporated by reference to Registrant’s Report on Form 8-K filed October 28, 2005, File No. 001-13735).
*10	.19	Form of Restricted Stock Award Agreement for Non-employee Directors and Restricted Stock Grant Notice for Non-employee Directors (incorporated by reference to Registrant’s Report on Form 8-K filed October 28, 2005, File No. 001-13735).
10.21		Lease dated as of April 29, 1976, between Joseph C. and Grace Ann Sanfilippo and Fairfield Savings and Loan Association, as amended (incorporated by reference to Registrant’s Form 10-K for the year ended December 31, 2003, File No. 001-13735).
10.22		Lease dated as of August 28, 2002 between Glen Oak Plaza and Midwest Bank and Trust Company (incorporated by reference to Registrant’s Form 10-K for the year ended December 31, 2003, File No. 001-13735).
10.24		Loan Agreement as of April 4, 2007, between the Company and M&I Marshall & Ilsley Bank (incorporated by reference to Registrant’s Report on Form 8-K filed April 6, 2007, File No. 001-13735).
*10	.25	Employment Agreement as of September 28, 2004 between the Company and the Chief Executive Officer (incorporated by reference to Registrant’s Form 10-Q for the quarter ended September 30, 2004, File No. 001-13735).
10.29		Midwest Banc Holdings, Inc. Directors Deferred Compensation Plan (incorporated by reference to Registrant’s Report on Form 8-K filed December 19, 2008, File No. 001-13735).
*10	.30	Amendment to Employment Agreement as of September 28, 2004 between the Company and the Chief Executive Officer (incorporated by reference to Registrant’s Report on Form 8-K filed March 24, 2006, File No. 001-13735).
10.32		Lease dated April 1, 1993, by and between Royal American Bank and LaSalle National Trust, N.A., as amended, assumed by the Company as of July 1, 2006 (incorporated by reference to Registrant’s Form 10-Q for the quarter ended September 30, 2006, File No. 001-13735).
10.33		Lease dated April 19, 1993 by and between Royal American Bank and Hamilton Forsythe 1000 Tower Lane LLC, successor-in-interest to Bensenville Office Venture, as amended, assumed by the Company as of July 1, 2006 (incorporated by reference to Registrant’s Form 10-Q for the quarter ended September 30, 2006, File No. 001-13735).
10.34		Sublease dated January 31, 2006 by and between Royal American Bank and JPMorgan Chase Bank, National Association, assumed by the Company as of July 1, 2006 (incorporated by reference to Registrant’s Form 10-Q for the quarter ended September 30, 2006, File No. 001-13735).
10.35		Lease dated January 20, 2006 by and between Royal American Bank and MEG Associates Limited Partnership, assumed by the Company as of July 1, 2006 (incorporated by reference to Registrant’s Form 10-Q for the quarter ended September 30, 2006, File No. 001-13735).
10.36		Lease dated October 28, 1996 by and between Royal American Bank and Tiffany Pointe, Inc./Marquette Bank, as amended, assumed by the Company as of July 1, 2006 (incorporated by reference to Registrant’s Form 10-Q for the quarter ended September 30, 2006, File No. 001-13735).
10.37		Lease dated September 24, 1999, by and between Royal American Bank and Moats Office Properties, Inc., as amended, assumed by the Company as of July 1, 2006 (incorporated by reference to Registrant’s Form 10-Q for the quarter ended September 30, 2006, File No. 001-13735).

10.38		Lease dated July 14, 2006 by and between Midwest Bank and Trust Company and William C. Moran (incorporated by reference to Registrant’s Form 10-Q for the quarter ended September 30, 2006, File No. 001-13735).
*10	.41	Form of 2006 Supplemental Executive Retirement Agreement (incorporated by reference to Registrant’s Form 10-Q for the quarter ended September 30, 2006, File No. 001-13735).
*10	.42	First Amendment to the Form of 2005 Supplemental Executive Retirement Agreement (incorporated by reference to Registrant’s Form 10-Q for the quarter ended September 30, 2006, File No. 001-13735).
10.43		Lease dated November 9, 2005 by and between Midwest Bank and Trust Company and Crossings Commercial, LLC (incorporated by reference to Registrant’s Form 10-Q for the quarter ended September 30, 2006, File No. 001-13735).
10.44		Lease dated August 17, 2005 by and between Royal American Bank and L.F.A.J.J. Partners, LLC, assumed by the Company as of July 1, 2006 (incorporated by reference to Registrant’s Form 10-Q for the quarter ended March 31, 2007, File No. 001-13735).
10.45		Loan Agreement dated as of September 28, 2007 and amendment of loan agreement dated April 4, 2007, between the Company and M&I Marshall & Ilsley Bank (incorporated by reference to Registrant’s Report on Form 8-K filed October 1, 2007, File No. 001-13735).
*10	.46	Form of 2007 Transitional Employment Agreement (incorporated by reference to Registrant’s Report on Form 8-K filed October 1, 2007, File No. 001-13735).
*10	.47	Form of 2007 Supplemental Executive Retirement Agreement (incorporated by reference to Registrant’s Report on Form 8-K filed October 1, 2007, File No. 001-13735).
*10	.48	First Amendment to the Midwest Banc Holdings, Inc. Stock and Incentive Plan (incorporated by reference to Registrant’s Report on Form 8-K filed October 1, 2007, File No. 001-13735).
10.49		Lease dated December 27, 2007 by and between Midwest Bank and Trust Company and George Garner and Barbara Garner (incorporated by reference to Registrants Form 10-K for the year ended December 31, 2007, File No. 001-13735).
*10	.51	Second amendment to Employment Agreement as of September 28, 2004 between the Company and the Chief Executive Officer (incorporated by reference to Registrant’s Form 10-Q for the quarter ended March 31, 2008, File No. 001-13735).
10.56		Amendment to Loan Agreement dated as of September 28, 2007 and Loan Agreement dated March 31, 2008, between the Company and M&I Marshall & Ilsley Bank (incorporated by reference to Registrant’s Form 10-Q for the quarter ended March 31, 2008, File No. 001-13735).
10.57		Second Amendment of Loan Agreement dated April 4, 2007, between the Company and M&I Marshall & Ilsley Bank (incorporated by reference to Registrant’s Form 10-Q for the quarter ended March 31, 2008, File No. 001-13735).
*10	.59	Midwest Banc Holdings, Inc. Employee Stock Purchase Plan (incorporated by reference to Registrant’s Proxy Statement filed April 7, 2008, File No. 001-13735).
*10	.60	Form of Waiver, executed by each of the Senior Executive Officers (incorporated by reference to Registrant’s Report on Form 8-K filed December 8, 2008, File No. 001-13735).
*10	.61	EESA Amendment to Officer Employment Benefits executed by each of the Senior Executive Officers (incorporated by reference to Registrant’s Report on Form 8-K filed December 8, 2008, File No. 001-13735).
*10	.62	Settlement Agreement between the Company and James J. Giancola (incorporated by reference to Registrant’s Form 10-K for the year ended December 31, 2008, File No. 001-13735).
10.63		Lease dated August 7, 2008 by and between Midwest Bank and Trust Company and Buckingham Master Tenant, LLC (incorporated by reference to Registrant’s Form 10-K for the year ended December 31, 2008, File No. 001-13735).
10.64		Lease dated November 18, 2008 by and between Midwest Bank and Trust Company and Broadway 500 West Monroe Fee LLC (incorporated by reference to Registrant’s Form 10-K for the year ended December 31, 2008, File No. 001-13735).

10.65		Lease dated December 1, 2008 by and between Midwest Bank and Trust Company and 2150 I Corporation (incorporated by reference to Registrant’s Form 10-K for the year ended December 31, 2008, File No. 001-13735).
*10	.66	Letter agreement dated January 30, 2008 by and between the Company and the Chief Financial Officer (incorporated by reference to Registrant’s Form 10-K for the year ended December 31, 2008, File No. 001-13735).
10.67		M&I Marshall & Ilsley Bank Loan Agreement Covenant Waiver Letter dated March 4, 2009 (incorporated by reference to Registrant’s Form 10-K for the year ended December 31, 2008, File No. 001-13735).
10.68		Short-term Revolving Line of Credit Loan Agreement dated April 3, 2009 between the Company and M&I Marshall & Ilsley (incorporated by reference to Registrant’s Report on Form 8-K filed April 30, 2009, File No. 001-13735).
10.69		Short-term Revolving Line of Credit Loan Agreement dated June 3, 2009 between the Company and M&I Marshall & Ilsley. (incorporated by reference to Registrant’s Report on Form 10-Q for the quarter ended June 30, 2009 filed August 10, 2009, File No. 001-13735).
*10	.70	Amended and Restated Midwest Banc Holdings, Inc. Severance Policy (incorporated by reference to Registrant’s Report on Form 8-K filed July 29, 2009, File No. 001-13735).
10.71		Forbearance Agreement dated October 22, 2009 between the Company and M&I Marshall & Ilsley Bank (incorporated by reference to Registrant’s Report on Form 8-K filed October 28, 2009, File No. 001-13735).
*10	.72	Employment Agreement dated May 6, 2009 by and between the Company and Roberto R. Herencia (incorporated by reference to Registrant’s Report on Form 8-K filed May 8, 2009, File No. 001-13735).
*10	.73	Employment Agreement dated May 15, 2009 by and between the Company and J.J. Fritz (incorporated by reference to Registrant’s Report on Form 8-K filed May 21, 2009, File No. 001-13735).
10.74		Written Agreement dated December 18, 2009 by and among the Company, the Bank, the Federal Reserve Bank of Chicago, and the Illinois Department of Financial and Professional Regulation Division of Banking (incorporated by reference to Registrant’s Report on Form 8-K filed December 24, 2009, File No. 001-13735).
10.75		Exchange Agreement dated February 25, 2010 by and between the Company and the United States Department of the Treasury (incorporated by reference to Registrant’s Report on Form 8-K filed March 3, 2010, File No. 001-13735).
10.76		Letter Agreement, dated December 5, 2008, between the Company and United States Department of the Treasury (incorporated by reference to Registrant’s Report on Form 8-K filed December 8, 2008, File No. 001-13735).
10.77		Prompt Corrective Action Directive issued March 29, 2010 to the Bank by the Board of Governors of the Federal Reserve System.
*10	.78	Form of Waiver, executed by each of the Senior Executive Officers.
12.1		Ratios of Earnings To Fixed Charges and Preferred Stock Dividends.
21.1		Subsidiaries.
23.1		Consent of PricewaterhouseCoopers LLP.
31.1		Rule 13a-14(a) Certification of Principal Executive Officer.
31.2		Rule 13a-14(a) Certification of Principal Financial Officer.
32.1		Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, from the Company’s Chief Executive Officer and Chief Accounting Officer.
99.1		Certification of Chief Executive Officer Pursuant to Section 111(B).
99.2		Certification of Chief Financial Officer Pursuant to Section 111(B).

*	Indicates management contracts or compensatory plans or arrangements required to be filed as an exhibit.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Midwest Banc Holdings, Inc.

By:	/s/ Roberto r. herencia
Roberto R. Herencia
President and Chief Executive Officer
(Principal Executive Officer)

Date: March 30, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Each person whose signature appears below constitutes and appoints Roberto R. Herencia, JoAnn Sannasardo Lilek, and Jan R. Thiry his true and law attorneys-in-fact and agents, each acting alone, with full powers of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any or all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in order to effectuate the filing of such report, as fully for all intents and purposes as he might or could do in person, thereby ratifying and confirming all that said attorneys-in-fact and agents, and each of them, or his substitutes, may lawfully do or cause to be done by virtue hereof.

Signature	Title	Date

/s/ Percy L. Berger Percy L. Berger	Chairman of the Board, Director	March 30, 2010

/s/ Roberto R. Herencia Roberto R. Herencia	President, Chief Executive Officer, and Director (Principal Executive Officer)	March 30, 2010

/s/ Barry I. Forrester Barry I. Forrester	Director	March 30, 2010

/s/ Robert J. Genetski Robert J. Genetski	Director	March 30, 2010

/s/ Gerald F. Hartley Gerald F. Hartley	Director	March 30, 2010

/s/ E.V. Silveri E.V. Silveri	Director	March 30, 2010

/s/ Kenneth Velo Kenneth Velo	Director	March 30, 2010

Signature	Title	Date

/s/ JoAnn Sannasardo Lilek JoAnn Sannasardo Lilek	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	March 30, 2010

/s/ Jan R. Thiry Jan R. Thiry	Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)	March 30, 2010

MIDWEST BANC HOLDINGS, INC.

CONSOLIDATED FINANCIAL STATEMENTS

CONTENTS

MIDWEST BANC HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2009	2008
	(In thousands, except share and per share data)

ASSETS
Cash and due from banks	$27,644	$61,330
Federal funds sold and other short-term investments	414,466	1,735

Total cash and cash equivalents	442,110	63,065

Securities available-for-sale, at fair value	581,474	621,949
Securities held-to-maturity, at amortized cost (fair value:
$30,387 at December 31, 2008)	—	30,267

Total securities	581,474	652,216

Federal Reserve Bank and Federal Home Loan Bank stock, at cost	27,652	31,698
Loans	2,320,319	2,509,759
Allowance for loan losses	(128,800)	(44,432)

Net loans	2,191,519	2,465,327

Cash surrender value of life insurance	—	84,675
Premises and equipment, net	39,769	38,313
Foreclosed properties	26,917	12,018
Core deposit intangibles, net	12,391	14,683
Goodwill	64,862	78,862
Other assets	48,851	129,355

Total assets	$3,435,545	$3,570,212

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Deposits
Noninterest-bearing	$349,796	$334,495
Interest-bearing	2,220,315	2,078,296

Total deposits	2,570,111	2,412,791

Revolving note payable	8,600	8,600
Securities sold under agreements to repurchase	297,650	297,650
Advances from the Federal Home Loan Bank	340,000	380,000
Junior subordinated debentures	60,828	60,791
Subordinated debt	15,000	15,000
Term note payable	55,000	55,000

Total borrowings	777,078	817,041
Other liabilities	31,880	34,546

Total liabilities	3,379,069	3,264,378

Commitments and contingencies (see note 21)
Stockholders’ Equity
Preferred stock, $0.01 par value, 1,000,000 shares authorized; Series A, $2,500 liquidation preference, 17,250 shares issued and outstanding at December 31, 2009 and 2008, Series T, $1,000 liquidation preference, 84,784 shares issued and outstanding at December 31, 2009 and 2008	1	1
Common stock, $0.01 par value, 64,000,000 shares authorized; 29,847,921 shares issued and 28,121,279 outstanding at December 31, 2009 and 29,530,878 shares issued and 27,892,578 outstanding at December 31, 2008	301	296
Additional paid-in capital	385,616	383,491
Warrant	5,229	5,229
Accumulated deficit	(311,620)	(66,325)
Accumulated other comprehensive loss	(8,298)	(2,122)
Treasury stock, at cost (1,726,642 shares at December 31, 2009 and 1,638,300 shares at December 31, 2008)	(14,753)	(14,736)

Total stockholders’ equity	56,476	305,834

Total liabilities and stockholders’ equity	$3,435,545	$3,570,212

See accompanying notes to consolidated financial statements.

MIDWEST BANC HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2009	2008	2007
	(In thousands, except per share data)

Interest income
Loans	$133,180	$151,120	$155,044
Loans held for sale	—	—	89
Securities
Taxable	15,190	33,157	34,787
Exempt from federal income taxes	986	2,316	2,269
Trading securities	—	—	2
Dividend income from Federal Reserve Bank and Federal Home Loan Bank stock	680	741	839
Federal funds sold and other short-term investments	472	327	839

Total interest income	150,508	187,661	193,869

Interest expense
Deposits	47,208	66,025	76,692
Federal funds purchased and FRB discount window advances	49	2,064	1,829
Revolving note payable	448	474	186
Securities sold under agreements to repurchase	12,962	13,262	11,302
Advances from the Federal Home Loan Bank	12,195	11,824	14,769
Junior subordinated debentures	2,290	3,696	5,275
Subordinated debt	585	707	—
Term note payable	1,900	2,643	1,184

Total interest expense	77,637	100,695	111,237

Net interest income	72,871	86,966	82,632
Provision for credit losses	170,203	72,642	4,891

Net interest income after provision for credit losses	(97,332)	14,324	77,741

Noninterest income
Service charges on deposit accounts	7,701	7,742	6,697
Net gains (losses) on securities transactions	4,798	(16,596)	32
Impairment loss on securities	(740)	(65,387)	—
(Loss) gains on sale of loans	—	(75)	443
Insurance and brokerage commissions	1,146	2,024	2,287
Trust fees	1,221	1,623	1,857
Increase in cash surrender value of life insurance	1,332	3,509	3,063
Gain on sale of property	—	15,196	—
Other	1,672	1,368	1,098

Total noninterest income (loss)	17,130	(50,596)	15,477

Noninterest expense
Salaries and employee benefits	40,506	50,389	42,215
Occupancy and equipment	13,051	12,714	9,482
Professional services	9,510	8,590	5,470
Goodwill impairment	14,000	80,000	—
Loss on extinguishment of debt	—	7,121	—
Marketing	1,339	2,706	2,309
Foreclosed properties	7,313	332	34
Amortization of intangible assets	2,292	2,361	1,702
Merger related	—	271	1,312
FDIC insurance	9,296	2,603	252
Other	9,608	9,987	8,619

Total noninterest expense	106,915	177,074	71,395

(Loss) income before income taxes	(187,117)	(213,346)	21,823
Provision (benefit) for income taxes	55,596	(55,073)	3,246

Net (loss) income	(242,713)	(158,273)	18,577
Preferred stock dividends and premium accretion	6,057	3,728	204
Income allocated to participating securities	—	—	325

Net (loss) income available to common stockholders	$(248,770)	$(162,001)	$18,048

Basic (loss) earnings per share	$(8.89)	$(5.82)	$0.71

Diluted (loss) earnings per share	$(8.89)	$(5.82)	$0.71

Cash dividends declared per common share	$—	$0.26	$0.52

See accompanying notes to consolidated financial statements.

MIDWEST BANC HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

					Retained	Accumulated
			Additional		Earnings	Other		Total
	Preferred	Common	Paid in		(Accumulated	Comprehensive	Treasury	Stockholders’
	Stock	Stock	Capital	Warrant	Deficit)	Loss	Stock	Equity
	(In thousands, except share and per share data)

Balance, December 31, 2006	$—	$255	$200,797	$—	$97,807	$(6,273)	$(5,344)	$287,242
Cash dividends declared ($11.84 per share) on preferred stock	—	—	—	—	(204)	—	—	(204)
Cash dividends declared ($0.52 per share) on common stock	—	—	—	—	(13,418)	—	—	(13,418)
Issuance of 17,250 shares of preferred stock, net of issuance costs	—	—	41,441	—	—	—	—	41,441
Issuance of 3,680,725 shares of stock upon acquisition	—	37	54,953	—	—	—	—	54,990
Issuance of common stock upon exercise of 36,443 stock options, net of tax benefits	—	—	429	—	—	—	—	429
Purchase of 661,500 treasury shares	—	—	—	—	—	—	(9,392)	(9,392)
Issuance of 59,700 shares of restricted stock	—	1	(1)	—	—	—	—	—
Stock-based compensation expense	—	—	3,143	—	—	—	—	3,143
Comprehensive income
Net income	—	—	—	—	18,577	—	—	18,577
Net decrease in fair value of available-for-sale securities, net of income taxes and reclassification adjustments	—	—	—	—	—	(7,644)	—	(7,644)

Total comprehensive income								10,933

Balance, December 31, 2007	—	293	300,762	—	102,762	(13,917)	(14,736)	375,164
Cash dividends declared ($193.75 per share) on preferred stock	—	—	—	—	(3,342)	—	—	(3,342)
Cash dividends declared ($0.26 per share) on common stock	—	—	—	—	(7,404)	—	—	(7,404)
Issuance of 84,784 shares of preferred stock	1	—	79,554	—	—	—	—	79,555
Issuance of warrant to purchase 4,282,020 shares of common stock	—	—	—	5,229	—	—	—	5,229
Issuance of common stock upon exercise of 16,500 stock options, net of tax benefits	—	—	178	—	—	—	—	178
Issuance of 24,168 shares of common stock to employee stock purchase plan	—	—	35	—	—	—	—	35
Issuance of 278,324 shares of restricted stock	—	3	(3)	—	—	—	—	—
Accreted discount on preferred stock	—	—	68	—	(68)	—	—	—
Stock-based compensation expense	—	—	2,897	—	—	—	—	2,897
Comprehensive loss
Net loss	—	—	—	—	(158,273)	—	—	(158,273)
Prior service cost, net of income taxes	—	—	—	—	—	(433)	—	(433)
Loss on the projected benefit obligation, net of income taxes	—	—	—	—	—	(240)	—	(240)
Net increase in fair value of available-for-sale securities, net of income taxes and reclassification adjustments	—	—	—	—	—	12,468	—	12,468

Total comprehensive loss								(146,478)

Balance, December 31, 2008	1	296	383,491	5,229	(66,325)	(2,122)	(14,736)	305,834
Cash dividends declared ($48.4375 per share) on Series A preferred stock	—	—	—	—	(836)	—	—	(836)
Cash dividends declared ($9.72 per share) on Series T preferred stock	—	—	—	—	(824)	—	—	(824)
Issuance of 23,932 shares of common stock to employee stock purchase plan	—	—	15	—	—	—	—	15
Issuance of 166,568 shares of common stock to directors’ deferred compensation plan	—	2	113	—	—	—	—	115
Issuance of 334,882 shares of restricted stock	—	3	(3)	—	—	—	—	—
Accreted discount on Series T preferred stock	—	—	922	—	(922)	—	—	—
Stock-based compensation expense	—	—	1,078	—	—	—	—	1,078
Repurchase of 10,695 shares of common stock under benefit plan	—	—	—	—	—	—	(17)	(17)
Comprehensive loss
Net loss	—	—	—	—	(242,713)	—	—	(242,713)
Prior service cost, including income taxes adjustment	—	—	—	—	—	(177)	—	(177)
Gain on the projected benefit obligation, including income taxes adjustment	—	—	—	—	—	849	—	849
Net decrease in fair value of available-for-sale securities, including income taxes adjustment	—	—	—	—	—	(6,848)	—	(6,848)

Total comprehensive loss								(248,889)

Balance, December 31, 2009	$1	$301	$385,616	$5,229	$(311,620)	$(8,298)	$(14,753)	$56,476

See accompanying notes to consolidated financial statements.

MIDWEST BANC HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2009	2008	2007
	(In thousands)

Cash flows from operating activities
Net (loss) income	$(242,713)	$(158,273)	$18,577
Adjustments to reconcile net (loss) income to net cash provided by operating activities
Depreciation	4,079	4,206	3,288
Provision for credit losses	170,203	72,642	4,891
Amortization of core deposit and other intangibles	1,522	989	912
Goodwill impairment charge	14,000	80,000	—
Amortization of premiums and discounts on securities, net	723	630	819
Realized (gain) loss on sales of securities	(4,798)	16,596	(32)
Impairment loss on securities	740	65,387	—
Net gain on sales of mortgage loans	—	—	(443)
Originations of loans held for sale	—	—	(40,800)
Proceeds from sales of loans held for sale	—	—	43,915
Net loss on sales of loans	—	75	—
Gain on sale of property	—	(15,196)	—
Loss of early extinguishment of debt	—	7,121	—
Increase in cash surrender value of life insurance	(1,332)	(3,509)	(3,063)
Deferred income taxes	48,692	(43,757)	(323)
Loss on disposition of foreclosed properties, net	211	222	12
Impairment loss on foreclosed properties	4,904	—	—
Amortization of deferred stock based compensation	1,078	2,897	3,085
Change in other assets	30,186	(12,122)	7,602
Change in other liabilities	(3,666)	(892)	(14,569)

Net cash provided by operating activities	23,829	17,016	23,871

Cash flows from investing activities
Sales of securities available-for-sale	593,097	108,770	189,495
Sales of securities held-to maturity	27,856	4,262	2,039
Redemption of Federal Reserve Bank and Federal Home Loan Bank stock	4,046	1,000	499
Maturities of securities available-for-sale	1,678,165	137,725	93,571
Maturities of securities held-to-maturity	—	—	430
Principal payments on securities available-for-sale	65,151	50,875	69,254
Principal payments on securities held-to-maturity	2,468	2,966	5,665
Purchases of securities available-for-sale	(2,298,598)	(270,533)	(428,468)
Purchases of Federal Reserve Bank and Federal Home Loan Bank stock	—	(4,974)	(3,128)
Purchase of mortgage loans	—	—	(5,776)
Proceeds from sale of mortgages	—	5,789	—
Loan originations and principal collections, net	84,207	(103,298)	(85,378)
Proceeds from sale of property	—	18,259	—
Cash paid, net of cash and cash equivalents in acquisition	—	—	(71,658)
Proceeds from disposition of foreclosed properties	2,311	244	225
Proceeds from liquidation of bank-owned life insurance	86,008	—	—
Additions to property and equipment	(5,535)	(3,889)	(3,869)

Net cash provided by (used in) investing activities	239,176	(52,804)	(237,099)

MIDWEST BANC HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS — (Continued)

	Year Ended December 31,
	2009	2008	2007
	(In thousands)

Cash flows from financing activities
Net increase (decrease) in deposits	157,587	(44,997)	29,324
Payments of junior subordinated debt owed to unconsolidated trusts	—	—	(15,000)
Proceeds from borrowings	—	289,600	192,500
Repayments on borrowings	(40,000)	(234,075)	(120,000)
Preferred cash dividends paid	(1,660)	(3,342)	(204)
Common cash dividends paid	—	(11,076)	(13,004)
Change in federal funds purchased and securities sold under agreements to repurchase	—	(66,750)	91,151
Proceeds from issuance of common stock under stock and incentive plan	130	35	—
Issuance of preferred stock and warrant	—	84,784	41,441
Repurchase of common stock	(17)	—	(9,392)
Proceeds from issuance of treasury stock under stock option plan	—	175	379

Net cash provided by financing activities	116,040	14,354	197,195

Increase (decrease) in cash and cash equivalents	379,045	(21,434)	(16,033)
Cash and cash equivalents at beginning of year	63,065	84,499	100,532

Cash and cash equivalents at end of year	$442,110	$63,065	$84,499

Supplemental disclosures
Cash paid during the year for:
Interest	$78,163	$103,436	$109,483
Income taxes	2,242	2,700	10,100
Dividends declared not paid	$—	$—	$3,672
Acquisition
Noncash assets acquired	$—	$—	$624,270
Liabilities assumed	—	—	497,622

Net noncash assets acquired	$—	$—	$126,648

Cash and cash equivalents acquired	$—	$—	$10,066

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

Note 2 — Regulatory Actions

As a result of a safety and soundness examination of the Company’s wholly owned subsidiary, Midwest Bank and Trust Company (the “Bank”) by the Federal Reserve Bank of Chicago (the “Federal Reserve Bank”) and the Illinois Department of Financial and Professional Regulation, Division of Banking (the “Illinois Division of Banking”), the Company and the Bank entered into a written agreement (the “Written Agreement”) with the Federal Reserve Bank and the Illinois Division of Banking on December 18, 2009, that is intended to strengthen the Bank and improve the Company’s overall financial condition. As disclosed in previous documents filed with the Securities and Exchange Commission, the Company had anticipated entering into a formal supervisory action following the completion of the examination and was already taking many of the steps referenced in the Written Agreement.

The Written Agreement establishes timeframes for the completion of measures which have been previously identified by the Company and the regulators as important to improve the Company’s financial performance. Under the Written Agreement, the Company was required to prepare and file with the regulators within specified timeframes (generally, 60 days from the date of the Written Agreement) various specific plans designed to improve (i) board oversight over the management and operations of the Bank, (ii) credit risk management practices, (iii) management of problem loans, (iv) the allowance for loan losses, (v) the Bank’s earnings and budget, (vi) liquidity and funds management and (vii) interest rate risk management.

The Written Agreement requires, among other things, that the Company and the Bank obtain prior approval in order to pay dividends. In addition, the Company must obtain prior approval of the Federal Reserve Bank to (i) take any other form of payment from the Bank representing a reduction in capital of the Bank; (ii) make any distributions of interest, principal or other sums on subordinated debentures or trust preferred securities; (iii) incur, increase or guarantee any debt; or (iv) purchase or redeem any shares of the Company’s stock. Pursuant to the terms of the Written Agreement, the Company and the Bank were also required, within 60 days of the date of the Written Agreement, to submit an acceptable written plan to the regulators to maintain sufficient capital at the Company, on a consolidated basis, and at the Bank on a standalone basis. The Company submitted its written plan in February 2010.

There can be no assurance that the Company will be able to satisfy, in a timely manner or at all, the requirements set forth in the Written Agreement, or that the plans adopted in response to the Written Agreement’s requirements will have their intended effect. The Company believes that the successful completion of all or a significant portion of its capital plan, which includes executing transactions that seek to improve the Company’s and the Bank’s capital position, increase its common equity and Tier 1 capital and raise additional capital (“Capital Plan”), will help the Bank and the Company to meet the requirements of the Written Agreement. The Company has completed, or is in the process of completing a number of significant steps as part of the Capital Plan. The steps completed in 2009 and the beginning of 2010 include the exchange of 82% of the Company’s outstanding shares of Series A noncumulative redeemable convertible perpetual preferred stock for common stock, the exchange of all of the Company’s outstanding Series T fixed rate cumulative perpetual preferred stock for a new series of fixed rate cumulative mandatorily convertible preferred stock, cost reduction initiatives, and refined cumulative credit loss projections. However, the successful completion of all or any remaining portions of the Capital Plan is not assured.

MIDWEST BANC HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company is actively pursuing execution of the remaining steps of the Capital Plan including the restructuring of its outstanding credit agreements with its primary lender along with raising significant new equity capital. The Company believes that an equity raise of approximately $250 million together with an agreement by its primary lender to convert the amount outstanding under its credit agreements to equity capital is required for the Company and Bank to become and remain well capitalized and continue to operate as a going concern. While the Company continues to seek new equity capital, it has not received any commitment for a new capital investment, and there can be no assurance a sufficient amount of capital can be raised in a timely manner. If the Company is unsuccessful in raising a sufficient amount of new equity capital, or, alternatively, executing another strategic initiative, the Company may become subject to a voluntary or involuntary bankruptcy filing or a receiver for the Bank could be appointed by its regulators.

The Company and the Bank were notified on March 25, 2010 by the Federal Reserve Bank of Chicago (the “Federal Reserve Bank”) that the Bank’s capital plan, submitted on March 15, 2010, was not accepted. According to the Federal Reserve Bank, the plan was not accepted because, among other things, the Company has not yet raised $125 million of new equity, which is a condition to the Company’s ability to convert to common stock the new convertible preferred stock, Series G, that the Company issued to the U.S. Department of the Treasury (the “U.S. Treasury”) in March 2010 in exchange for all outstanding preferred stock, Series T, previously held by the U.S. Treasury.

On March 29, 2010, as a result of the Bank’s significantly undercapitalized status, the Bank consented to the issuance of a Prompt Corrective Action Directive (“PCA”) by the Federal Reserve Bank. The PCA provides that the Bank, in conjunction with the Company, must within 45 days of March 29, 2010 either: (i) increase the Bank’s capital so that it becomes adequately capitalized; (ii) enter into and close on an agreement to sell the Bank subject to regulatory approval and customary closing conditions; or (iii) take other necessary measures to make the Bank adequately capitalized. The PCA also prohibits the Bank from making any capital distributions, including dividends and from soliciting and accepting new deposits bearing an interest rate that exceeds the prevailing effective rates on deposits of comparable amounts and maturities in the Bank’s market area. The Bank must submit to the Federal Reserve Bank within 30 days a plan and timetable for conforming the rates of interest paid on existing non-time deposit accounts to these levels.

The PCA also subjects the Bank to other operating restrictions, including payment of bonuses to senior executive officers and increasing their compensation, restrictions on asset growth and branching, and ensuring that all transactions between the Bank and any affiliates comply with Section 23A of the Federal Reserve Act. The Bank was already in compliance with certain of these guidelines as the Bank is already significantly undercapitalized. For example, the Bank has been complying with the FDIC’s rules relating to the payment of interest on deposits. The Company and the Bank continue to be subject to the Written Agreement entered into with the Federal Reserve Bank and the Illinois Division of Banking in December 2009 as further described under “Recent Developments — Written Agreement with Regulators.”

Note 3 — Regulatory Capital

As of December 31, 2009, the Company and the Bank did not meet all regulatory capital adequacy requirements administered by the federal banking agencies. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, banks must meet specific capital guidelines that involve quantitative measures of assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. Prompt corrective action provisions are not applicable to bank holding companies.

Quantitative measures established to ensure capital adequacy require banks and bank holding companies to maintain minimum amounts and ratios of total and Tier 1 capital to risk-weighted assets and Tier 1 capital to average assets. If a bank does not meet these minimum capital requirements, as defined, bank regulators can initiate certain actions that could have a direct material adverse effect on the bank’s ongoing operations.

MIDWEST BANC HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As of December 31, 2009, the most recent Federal Deposit Insurance Corporation notification categorized the Bank as under capitalized under the regulatory framework for prompt corrective action. As a result of the Bank’s undercapitalized status for regulatory capital purposes as of December 31, 2009, the Bank is no longer able to accept or renew brokered deposits, whether wholesale or retail, secure deposits at rates that are 75 basis points higher than the prevailing effective rates on insured deposits of comparable amounts or maturities in the Bank’s normal market area or the national rates periodically released by the FDIC, pay dividends or make other capital distributions, or obtain funds through Federal funds lines.

In addition, the agreements with one of the Bank’s repurchase agreement counterparties could permit that counterparty to terminate the repurchase agreements as a result of the Bank being categorized as less than well capitalized. At December 31, 2009, the Bank’s repurchase agreements with those provisions totaled $262.7 million with fixed interest rates ranging from 2.76% to 4.65%, maturities ranging from approximately 7.5 to 8.5 years, and quarterly call provisions (at the counterparty’s option). Due to the relatively high fixed rates on these borrowings as compared to currently low market rates of interest, the Bank would incur substantial costs to unwind these repurchase agreements if terminated prior to their maturities. These associated unwind costs could have a material adverse effect on the Company’s results of operations and financial condition in the period of payment. The associated unwind costs would be the difference between the fair value and carrying value of the repurchase agreements on the date of termination. Because the repurchase agreements are collateralized at an amount sufficient to cover any such unwind costs which may be incurred, any such costs would result in a charge in the statement of operations but would not expect to have an adverse effect on the Bank’s liquidity.

As a result of continued deterioration in the credit quality of the loan portfolio in early 2010, the Bank’s interim capital position was “significantly undercapitalized” as of January 31, 2010.

See Note 5 — Summary of Significant Accounting Policies, Going Concern and Note 19 — Capital Requirements of the notes to the consolidated financial statements for a further discussion of the Company’s and Bank’s capital requirements.

Note 4 — Forbearance Agreement

The Company’s credit agreements with a correspondent bank at December 31, 2009 included a revolving line of credit, term note, and subordinated debt. At September 30, 2009, the Company was in violation of the financial, regulatory capital, and nonperforming loan covenants contained in the revolving line of credit and term note. The Company also did not make a required principal payment on the term note due on July 1, 2009 and did not pay all of the aggregate outstanding principal on the revolving line of credit that matured July 3, 2009. On July 8, 2009, the lender advised the Company that the non-compliance and failure to make the principal payments constitute events of default. See Note 17 — Credit Agreements of the notes to the consolidated financial statements.

On October 22, 2009, the Company entered into a forbearance agreement (“Forbearance Agreement”) with its lender that provides for a forbearance period through March 31, 2010, during which time the Company will pursue completion of its Capital Plan. During the forbearance period, the Company is not obligated to make interest and principal payments in excess of funds held in a deposit security account (which was initially funded with $325,000), and while retaining all rights and remedies under the credit agreements, the lender has agreed not to demand payment of amounts due or begin foreclosure proceedings in respect of the collateral, which consists primarily of all the stock of the Company’s principal subsidiary, the Bank, and has agreed to forbear from exercising the rights and remedies available to it in respect of existing defaults and future compliance with certain covenants through March 31, 2010. As part of the Forbearance Agreement, the Company entered into a tax refund security agreement under which it agreed to deliver to the lender the expected proceeds to be received in connection with an outstanding Federal income tax refund in the approximate amount of $2.1 million. These proceeds, if and when received, will be placed in the deposit security account, and will be available for interest and principal payments. No proceeds from this tax refund have been received as of December 31, 2009. The Forbearance Agreement may terminate prior to March 31, 2010 if the Company defaults under any of its representations, warranties or obligations contained in

MIDWEST BANC HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

either the Forbearance Agreement or credit agreements, or the Bank becomes subject to receivership by the FDIC or the Company becomes subject to other bankruptcy or insolvency type proceedings.

Although the lender is not exercising all of its rights and remedies while the forbearance period is in effect (other than continuing to impose default rates of interest), the lender has not waived, or committed to waive, the Existing Events of Default or any other default or event of default.

Upon the expiration of the forbearance period, the principal and interest payments that were due under the revolving line of credit and the term note, as modified by the covenant waivers, at the time the Forbearance Agreement was entered into will once again become due and payable, along with such other amounts as may have become due during the forbearance period. Absent successful completion of all or a significant portion of the Capital Plan, the Company expects that it would not be able to meet any demands for payment of amounts then due at the expiration of the forbearance period. If the Company is unable to renegotiate, renew, replace or expand its sources of financing on acceptable terms, it may have a material adverse effect on the Company’s business and results of operations. See Note 5 — Summary of Significant Accounting Policies, Going Concern of the notes to the consolidated financial statements.

Note 5 — Summary of Significant Accounting Policies

Basis of Presentation:  The consolidated financial statements of the Company include the accounts of the Company and the Bank. Included in the Bank are its wholly owned subsidiaries MBTC Investment Company, Midwest Funding, L.L.C., and Midwest Financial and Investment Services, Inc. Significant intercompany balances and transactions have been eliminated.

Going Concern:  The consolidated financial statements of the Company have been prepared assuming that the Company will continue as a going concern. The Company incurred net losses of $248.8 million and $162.0 million for the years ended December 31, 2009 and 2008, respectively, primarily due to provisions for credit losses and goodwill impairment charges in both years, tax charges related to a valuation allowance on deferred tax assets in 2009, and impairment charges and realized losses on the preferred stock of FNMA and FHLMC in 2008. Due to the resulting deterioration in capital levels of the Bank and the Company, combined with the current uncertainty as to the Company’s ability to raise sufficient amounts of new equity capital, recent regulatory actions with respect to the Company and the Bank, and the current inability of the Company to repay amounts owed under its Loan Agreements with its primary lender if, upon or subsequent to the expiration of the Forbearance Agreement on March 31, 2010, its primary lender were to declare the amounts outstanding thereunder immediately due and payable, as previously discussed in Notes 2, 3 and 4, there is substantial doubt about the Company’s ability to continue as a going concern. The December 31, 2009 consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Management’s plans in regard to these matters are described in detail in Note 2 — Regulatory Actions. The Company continues to pursue the completion of all significant portions of the Capital Plan as described in Note 2 above, which primarily includes executing transactions that seek to improve the Company’s and the Bank’s capital ratios, restructure its obligations under the Company’s loan agreements with its primary lender (as described in Note 4 — Forbearance Agreement and Note 17 — Credit Agreements) and raise additional equity capital to permit the Bank and the Company to meet and maintain minimum regulatory capital levels as required under the Written Agreement and PCA and provide the necessary liquidity to provide for future operating needs. The successful completion of all or any remaining portions of the Capital Plan is not assured, and if the Company is unsuccessful in raising a sufficient amount of new equity capital, or alternatively, executing another strategic initiative, the Company may become subject to a voluntary or involuntary bankruptcy filing or the Bank could be placed into FDIC receivership by its regulators. In addition, if the Company or the Bank is unable to comply with the terms of the Written Agreement or any other applicable regulations, the Company and the Bank could become subject to additional, heightened supervisory actions and orders, which could, among other things, limit their ability to

MIDWEST BANC HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

develop new business lines, mandate additional capital, require the sale of certain assets and liabilities, and otherwise have a material adverse effect on the business of the Bank and the Company.

Use of Estimates:  The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ significantly from those estimates. Material estimates that are particularly susceptible to change are the allowance for loan losses, income taxes, and the fair value of financial instruments.

Cash and Cash Equivalents:  Cash and cash equivalents include cash, deposits with other financial institutions under 90 days, and federal funds sold. The Bank is required to maintain reserve balances in cash or on deposit with the Federal Reserve Bank, based on a percentage of deposits. The total of those reserve balances was $6.4 million at December 31, 2009.

Securities:  Securities are classified as held-to-maturity when the Company has the ability and the positive intent to hold those securities to maturity. Accordingly, they are stated at cost adjusted for amortization of premiums and accretion of discounts. Securities are classified as available-for-sale when the Company may decide to sell those securities due to changes in market interest rates, liquidity needs, changes in yields or alternative investments, and for other reasons. They are carried at fair value with unrealized gains and losses, net of taxes, reported in other comprehensive income. Interest income is reported net of amortization of premium and accretion of discount. Realized gains and losses on disposition of securities available-for-sale are based on the net proceeds and the adjusted cost of the securities sold, using the specific identification method. Declines in the fair value of held-to-maturity and available-for-sale securities below their cost that are deemed to be other than temporary, if any, are reflected in earnings as realized losses, if the amounts are related to credit loss, or recognized in other comprehensive income, if the amounts are related to other factors. In determining other-than-temporary losses for debt securities, management considers whether the Company (i) intends to sell the security, (ii) more likely than not will be required to sell the security before recovering its cost, or (iii) does not expect to recover the security’s entire amortized cost. Other-than-temporary losses are separated between the amount related to credit loss (which is recognized in current earnings) and the amount related to all other factors (which is recognized in other comprehensive income). Other-than-temporary losses are recognized in current earnings if the Company has the intent to sell and recovery of the security’s entire amortized cost is not expected. In estimating other-than-temporary losses for equity securities, management considers (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value.

Loans:  Loans are reported net of the allowance for loan losses and deferred fees. Impaired loans are carried at the present value of expected future cash flows or the fair value of the related collateral if lower than the principal balance outstanding for collateral dependent loans. Interest on loans is included in interest income over the term of the loan based upon the principal balance outstanding. The accrual of interest on loans is discontinued at the time the loan becomes 90 days past due unless the credit is well-secured and in process of collection. Past due status is based on contractual terms of the loan. Loans are placed on nonaccrual or charged off at an earlier date if collection of principal or interest is considered doubtful. All interest accrued but not collected for loans that are placed on nonaccrual is reversed against interest income. The interest on these loans is accounted for on the cash-basis or cost-recovery method, until qualifying for return to accrual status. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured.

Deferred Loan Fees and Costs:  Loan origination fees and origination costs are deferred and amortized over the life of the loan as an adjustment to yield. The amortization of the remaining loan origination fees and origination costs is suspended when the loan is placed on nonaccrual status.

MIDWEST BANC HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Allowance for Loan Losses:  The allowance for loan losses represents management’s estimate of probable credit losses inherent in the loan portfolio. Estimating the amount of the allowance for loan losses requires significant judgment and the use of estimates related to the amount and timing of expected future cash flows and collateral values on impaired loans, estimated losses on pools of homogeneous loans based on historical loss experience, and consideration of current economic trends and conditions, all of which are susceptible to significant change. Loan losses are charged off against the allowance, while recoveries of amounts previously charged off are credited to the allowance. A provision for loan losses is charged to operations based on management’s periodic evaluation of the factors previously mentioned, as well as other pertinent factors.

The Company’s methodology for determining the allowance for loan losses represents an estimation pursuant to the authoritative guidance for contingencies (ASC 450) and loan impairments (ASC 310-10-35). The allowance reflects estimated incurred losses resulting from analyses developed through specific credit allocations for individual loans and historical loss experience for other loans grouped within the Company’s internal credit rating framework. The specific credit allocations are based on regular analyses of all loans over $300,000 where the internal credit rating is at or below a predetermined classification. These analyses involve a high degree of judgment in estimating the amount of loss associated with specific loans, including estimating the amount and timing of future cash flows and collateral values. The allowance for loan losses also includes consideration of concentrations and changes in portfolio mix and volume, and other qualitative factors. The results of examination from regulatory agencies are also considered.

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

A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement. Impairment is evaluated in total for smaller-balance impaired loans of a similar nature such as residential mortgage and consumer loans below a specific internal credit rating and on an individual basis for other loans that exceed the set threshold of $300,000. If a loan is impaired, a portion of the allowance is allocated so that the loan is reported, net, at the present value of estimated future cash flows using the loan’s existing rate or at the fair value of collateral if lower than the principal balance outstanding for collateral dependent loans.

Cash Surrender Value of Life Insurance:  The Company previously purchased life insurance policies on certain executive and other officers. Life insurance was recorded at its cash surrender value or the amount that could be realized. During 2009, the Company liquidated its entire $85.8 million investment in bank owned life insurance.

Premises and Equipment:  Premises and equipment are stated at cost, less accumulated depreciation and amortization. Provisions for depreciation and amortization, included in operating expenses are computed on the straight-line method over the estimated useful lives of the assets ranging from three to thirty-nine years (three to five years for equipment and up to thirty-nine years for premises). The cost of maintenance and repairs is charged to income as incurred; and all significant improvements are capitalized.

Foreclosed Properties:  Real estate acquired in settlement of loans is recorded at the lower of cost or fair value when acquired, establishing a new cost basis. Expenditures that increase the fair value of properties are capitalized as an adjustment to the cost basis, while other expenditures are recognized in noninterest expense. If fair value subsequently declines below the cost basis, a valuation allowance is recorded through expense.

Core Deposit Intangibles:  Core deposit intangible assets arise from whole bank and branch acquisitions. They are initially measured at fair value and then are amortized on an accelerated method over their estimated useful lives.

MIDWEST BANC HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Goodwill:  Goodwill results from business acquisitions and represents the excess of the purchase price over the fair value of acquired net tangible assets and identifiable intangible assets. Goodwill is not amortized but assessed at least annually, at September 30, for impairment, and any such impairment is recognized in the period it is identified. A goodwill impairment test also could be triggered between annual testing dates if an event occurs or circumstances change that would more likely than not reduce the fair value below the carrying amount. Examples of those events or circumstances would include the following (i) significant adverse change in business climate; (ii) significant unanticipated loss of clients/assets under management; (iii) unanticipated loss of key personnel; (iv) sustained periods of poor investment performance; (v) significant loss of deposits or loans; (vi) significant reductions in profitability; or (vii) significant changes in loan credit quality.

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

Stock Compensation:  Employee compensation cost relating to share-based payment transactions, including grants of employee stock options and restricted stock awards, are measured at fair value and recognized in the financial statements as prescribed by the authoritative guidance for stock compensation (ASC 718). Employee compensation expense for stock options and restricted stock granted is recorded in the consolidated statement of operations based on the grant’s vesting schedule. Forfeitures of stock options and restricted stock grants are estimated for those grants where the requisite service is not expected to be rendered. The grant-date fair value for each stock options grant is calculated using the Black-Scholes option pricing model.

Comprehensive Income:  Comprehensive income includes both net income and other comprehensive income elements, including the change in unrealized gains and losses on securities available-for-sale, as well as the prior service cost and unrealized gains and losses related to the projected benefit obligation of the Supplemental Executive Retirement Plan, net of tax.

Earnings Per Common Share:  Basic earnings per common share is net income available to common stockholders divided by the weighted average number of common shares outstanding during the period. Diluted earnings per common share includes the dilutive effect of additional potential common shares issuable under stock options, the warrant, and restricted stock awards as well as under the “if converted” method for the noncumulative

MIDWEST BANC HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

redeemable convertible perpetual preferred stock. Earnings and dividends per share are restated for all stock splits and stock dividends through the date of issue of the financial statements. Earnings per share was also computed for instruments granted in share-based payment transactions that are deemed participating securities using the two-class method for all periods presented.

Dividend Restriction:  Banking regulations require the Company and the Bank to maintain certain capital levels and may limit the dividends paid by the Bank to the Company or by the Company to stockholders. The Company will only be able to pay dividends with the approval of the U.S. Department of the Treasury (the “U.S. Treasury”). The Company and the Bank must obtain prior approval from the Federal Reserve Bank and Illinois Division of Banking in order to pay dividends as required by the Written Agreement. Due to net loss, the Bank must obtain prior approval from the Federal Reserve Bank in order to pay dividends.

Reclassifications:  Certain items in the prior year financial statements were reclassified to conform to the current year’s presentation. Such reclassifications had no effect on net income.

Accounting Pronouncements:  The Financial Accounting Standards Board (“FASB”) has established the FASB Accounting Standards Codificationtm (“Codification” or “ASC”) as the single source of authoritative U.S. generally accepted accounting principles (“GAAP”) recognized by the FASB to be applied by nongovernmental entities (ASC 105). Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. The Codification supersedes all existing non-SEC accounting and reporting standards. All other non-grandfathered, non-SEC accounting literature not included in the Codification has become non-authoritative. Following the Codification, the Board will not issue new standards in the form of Statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts. Instead, it will issue Accounting Standards Updates (“ASU”), which will serve to update the Codification, provide background information about the guidance and provide the basis for conclusions on the changes to the Codification. GAAP is not intended to be changed as a result of the Codification, but it will change the way the guidance is organized and presented.

In June 2006, the FASB issued authoritative guidance which clarifies the accounting and reporting for uncertainties in the application of income tax laws, providing a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of income tax positions taken or expected to be taken in income tax returns. The Company’s adoption of this guidance on January 1, 2007 did not have a material impact on the Company’s consolidated financial position and results of operations. See Note 25 — Income Taxes of the notes to the consolidated financial statements for more details.

In December 2007, FASB revised the authoritative guidance for business combinations (ASC 805), which modifies the accounting for business combinations and requires, with limited exceptions, the acquirer in a business combination to recognize all of the assets acquired, liabilities assumed, and any noncontrolling interests in the acquiree at the acquisition-date, at fair value. This guidance also requires certain contingent assets and liabilities acquired as well as contingent consideration to be recognized at fair value. In addition, the statement requires payments to third parties for consulting, legal, audit, and similar services associated with an acquisition to be recognized as expenses when incurred rather than capitalized as part of the cost of the acquisition. The adoption of this guidance on January 1, 2009 did not have a material effect on the Company’s consolidated results of operations or consolidated financial position.

The Company adopted the authoritative guidance for fair value measurements (ASC 820) on January 1, 2008, which defines fair value, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements. This guidance applies to other ASC topics that require or permit fair value measurements. Accordingly, this guidance did not require any new financial assets or liabilities to be measured at fair value. In February 2008, FASB delayed the effective date of this guidance for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value on a recurring basis (at least annually) to fiscal years beginning after November 15, 2008. The Company’s adoption of this guidance did not have a material impact

MIDWEST BANC HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

on the Company’s consolidated financial position and results of operations. In October 2008, the FASB amended this guidance, which clarifies the application of fair value measurements in an inactive market and provides an illustrative example to demonstrate how the fair value of a financial asset is to be determined when the market for that financial asset is not active. This amendment became effective for the Company’s interim financial statements as of September 30, 2008 and did not significantly impact the methods by which the Company determines the fair values of its financial assets. On April 9, 2009, the FASB amended the authoritative guidance for fair value measurements and disclosures (ASC 820), which requires increased analysis and management judgment to estimate fair value if an entity determines that either the volume and/or level of activity for an asset or liability has significantly decreased or price quotations or observable inputs are not associated with orderly transactions. Valuation techniques such as an income approach might be appropriate to supplement or replace a market approach in those circumstances. This guidance requires entities to disclose in interim and annual periods the inputs and valuation techniques used to measure fair value along with any changes in valuation techniques and related inputs during the period. This guidance is effective for interim and annual periods ending after June 15, 2009. Accordingly, the Company included these new disclosures beginning April 1, 2009. See Note 20 — Fair Value of the notes to the consolidated financial statements for more information.

In June 2008, the FASB provided guidance for determining whether an equity-linked financial instrument (or embedded feature) is indexed to an entity’s own stock (ASC 815-40-15). This guidance applies to any freestanding financial instrument or embedded feature that has all of the characteristics of a derivative or freestanding instrument that is potentially settled in an entity’s own stock (with the exception of share-based payment awards within the scope of the authoritative guidance for stock compensation (ASC 718)). To meet the definition of “indexed to own stock,” an instrument’s contingent exercise provisions must not be based on (a) an observable market, other than the market for the issuer’s stock (if applicable), or (b) an observable index, other than an index calculated or measured solely by reference to the issuer’s own operations, and the variables that could affect the settlement amount must be inputs to the fair value of a “fixed-for-fixed” forward or option on equity shares. The adoption of this guidance on January 1, 2009 did not have a material effect on the Company’s consolidated results of operations or consolidated financial position.

In June 2008, the FASB issued authoritative guidance for determining whether instruments granted in share-based payment transactions are participating securities (ASC 260). This guidance addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing earnings per share under the two-class method. The Company adopted the provisions of this guidance effective January 1, 2009 and computed earnings per share using the two-class method for all periods presented. Upon adoption, the Company was required to retrospectively adjust earnings per share data to conform to the provisions in this guidance.

In April 2009, the FASB amended the authoritative guidance for interim disclosures about fair value of financial instruments (ASC 825), which relates to fair value disclosures in public entity financial statements for financial instruments. This guidance increases the frequency of fair value disclosures from annual only to quarterly. This guidance is effective for interim and annual periods ending after June 15, 2009. The adoption of this guidance did not have a material effect on the Company’s consolidated results of operations or consolidated financial position, but enhanced required disclosures. Accordingly, the Company included these new disclosures beginning April 1, 2009. See Note 20 — Fair Value of the notes to the consolidated financial statements for more information. In January 2010, the FASB issued authoritative guidance on improving disclosures about fair value measurements (ASU 2010-6). This guidance requires new disclosures for transfers in and out of Levels 1 and 2 and the reasons for the transfers as well as additional breakout of asset and liability categories. This guidance is effective for interim and annual reporting periods beginning after December 15, 2009. This guidance also requires purchases, sales, issuances and settlements to be reported separately in the summary of changes in Level 3 fair value measurements. This additional guidance will be effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. The Company does not anticipate a material effect on the its consolidated results of operations or consolidated financial position from adopting this guidance.

MIDWEST BANC HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In April 2009, FASB issued new authoritative guidance that revises the recognition and reporting requirements for other-than-temporary impairments of debt securities (ASC 320). This new guidance revises the recognition and reporting requirements for other-than-temporary impairments of debt securities. This guidance eliminates the “ability and intent to hold” provision for debt securities and impairment is considered to be other than temporary if a company (i) intends to sell the security, (ii) more likely than not will be required to sell the security before recovering its cost, or (iii) does not expect to recover the security’s entire amortized cost. This guidance also eliminates the “probability” standard relating to the collectibility of cash flows and impairment is considered to be other than temporary if the present value of cash flows expected to be collected is less than the amortized cost (credit loss). Other-than-temporary losses also need to be separated between the amount related to credit loss (which is recognized in current earnings) and the amount related to all other factors (which is recognized in other comprehensive income). This guidance is effective for interim and annual periods ending after June 15, 2009. The adoption of this guidance on April 1, 2009 did not have a material effect on the Company’s consolidated results of operations or consolidated financial position.

In May 2009, the FASB issued authoritative guidance establishing principles and requirements for subsequent events (ASC 855). This guidance establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. This guidance is based on the same principles as those that currently exist in the auditing standards. This guidance also requires disclosure of subsequent events that keep the financial statements from being misleading. The adoption of this guidance on June 30, 2009 did not have a material effect on the Company’s consolidated results of operations or consolidated financial position. In February 2010, the FASB issued ASU 2010-09, Subsequent Events (“ASU 2010-09”), effective immediately, which amends ASC 855 to clarify that an SEC filer is not required to disclose the date through which subsequent events have been evaluated in the financial statements. The adoption of ASU 2010-09 did not have a material effect on the Company’s consolidated results of operations or consolidated financial position. See Note 30 — Subsequent Events of the notes to the consolidated financial statements for more information.

In June 2009, the FASB issued authoritative guidance establishing accounting and reporting standards for transfers and servicing of financial assets and also establishing the accounting for transfers of servicing rights (ASC 860). This guidance eliminates the concept of a qualifying special-purpose entity and introduces the concept of a “participating interest,” which will limit the circumstances where the transfer of a portion of a financial asset will qualify as a sale, assuming all other derecognition criteria are met. This guidance also clarifies and amends the derecognition criteria for determining whether a transfer qualifies for sale accounting as well as requires additional disclosures. These additional disclosures are intended to provide greater transparency about a transferor’s continuing involvement with transferred assets. The adoption of ASC 860 on January 1, 2010 is not expected to have a material effect on the Company’s consolidated results of operations or consolidated financial position.

In June 2009, the FASB issued authoritative guidance which eliminates the quantitative approach previously required for determining the primary beneficiary of a variable interest entity (ASC 810). If an enterprise is required to consolidate an entity as a result of the initial application of this standard, it should describe the transition method(s) applied and shall disclose the amount and classification in its statement of financial position of the consolidated assets or liabilities by the transition method(s) applied. If an enterprise is required to deconsolidate an entity as a result of the initial application of this standard, it should disclose the amount of any cumulative effect adjustment related to deconsolidation separately from any cumulative effect adjustment related to consolidation of entities. The adoption of ASC 810 on January 1, 2010 is not expected to have a material effect on the Company’s consolidated results of operations or consolidated financial position.

Note 6 — Business Combination

On October 1, 2007, the Company acquired Northwest Suburban Bancorp, Inc. (“Northwest Suburban”), in a cash and stock merger transaction. The agreement and plan of merger provided that the Company’s stock comprise

MIDWEST BANC HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The acquisition of Northwest Suburban constituted a business combination under the authoritative guidance for business combinations and was accounted for using the then applicable purchase method. Accordingly, the purchase price was allocated to the respective assets acquired and liabilities assumed based on their estimated fair values on the date of acquisition. The excess of purchase price over the fair value of net assets acquired was recorded as goodwill, which is not deductible for tax purposes. The purchase price allocation was finalized in the third quarter of 2008. The results of operations of Northwest Suburban have been included in the Company’s consolidated results of operations since October 1, 2007, the date of acquisition.

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

The following are the unaudited pro forma consolidated results of operations of the Company for the year ended December 31, 2007 as though Northwest Suburban had been acquired as of January 1, 2007.

2007
(In thousands, except
per share data)

Net interest income	$96,429
Net income	16,983
Basic earnings per share	0.60
Diluted earnings per share	0.60

Included in the pro forma results of operations for the year ended December 31, 2007 were merger-related expenses, primarily change-in-control and severance payments, investment banker, legal and audit fees, net of tax, of $4.3 million.

MIDWEST BANC HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 7 — Securities

The amortized cost and fair value of securities available-for-sale and held-to-maturity are as follows:

	December 31, 2009
		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
	(In thousands)

Securities available-for-sale:
Obligations of U.S. Treasury	$310,954	$6	$(13)	$310,947
Mortgage-backed securities:
U.S. government agencies — residential(1)	259,878	219	(3,822)	256,275
U.S. government-sponsored entities — residential(2)	1,271	—	(12)	1,259
Equity securities of U.S. government-sponsored entities(3)	2,749	105	(582)	2,272
Corporate and other debt securities	14,920	—	(4,199)	10,721

Total securities available-for-sale	$589,772	$330	$(8,628)	$581,474

Total securities held-to-maturity	$—	$—	$—	$—

(1)	Includes obligations of the Government National Mortgage Association (“GNMA”).

(2)	Includes obligations of the Federal Home Loan Mortgage Corporation (“FHLMC”).

(3)	Includes issues from Federal National Mortgage Association (“FNMA”) and FHLMC.

	December 31, 2008
		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
	(In thousands)

Securities available-for-sale:
Obligations of U.S. Treasury and U.S. government-sponsored entities(1)	$263,483	$1,952	$—	$265,435
Obligations of states and political subdivisions	57,309	241	(886)	56,664
Mortgage-backed securities(1)(2)	281,592	3,363	(1,276)	283,679
Equity securities(3)	2,749	—	(1,819)	930
Corporate and other debt securities	19,176	—	(3,935)	15,241

Total securities available-for-sale	$624,309	$5,556	$(7,916)	$621,949

Securities held-to-maturity:
Obligations of states and political subdivisions	$1,251	$12	$—	$1,263
Mortgage-backed securities(1)(2)	29,016	138	(30)	29,124

Total securities held-to-maturity	$30,267	$150	$(30)	$30,387

(1)	Includes obligations of the FHLMC and FNMA.

(2)	Includes obligations of the GNMA.

(3)	Includes issues from the FNMA and FHLMC.

MIDWEST BANC HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company sold $538.1 million of its securities portfolio with an average yield of 3.94% and average life of slightly over two years, including $27.7 million of securities classified as held-to-maturity. The securities sold consisted of U.S. government-sponsored entities debentures, mortgage-backed securities, and municipal bonds. These securities were sold in the open market at a net gain of $4.3 million; $117,000 of this gain was related to securities classified as held-to-maturity. The Company reinvested the proceeds in lower yielding securities with shorter terms, including U.S. Treasury bills and Government National Mortgage Association mortgage-backed securities.

Consistent with the Company’s stated intent to sell certain other securities, the Company recognized a $740,000 other-than-temporary impairment charge on June 30, 2009 on securities that were identified as for sale under the program.

The following is a summary of the fair value of securities held-to-maturity and available-for-sale with unrealized losses and the time period of those unrealized losses:

	December 31, 2009
	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(In thousands)

Securities available-for-sale:
Obligations of U.S. Treasury	$150,954	$(13)	$—	$—	$150,954	$(13)
Mortgage-backed securities:
U.S. government agencies — residential(1)	204,754	(3,822)	—	—	204,754	(3,822)
U.S. government-sponsored entities — residential(2)	1,259	(12)	—	—	1,259	(12)
Equity securities of U.S. government-sponsored entities(3)	219	(64)	461	(518)	680	(582)
Corporate and other debt securities	—	—	10,721	(4,199)	10,721	(4,199)

Total securities available-for-sale	357,186	(3,911)	11,182	(4,717)	368,368	(8,628)
Total securities held-to-maturity	—	—	—	—	—	—

Total temporarily impaired securities	$357,186	$(3,911)	$11,182	$(4,717)	$368,368	$(8,628)

(1)	Includes obligations of GNMA.

(2)	Includes obligations of FHLMC.

(3)	Includes issues from FNMA and FHLMC.

MIDWEST BANC HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	December 31, 2008
	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(In thousands)

Securities available-for-sale:
Obligations of states and political subdivisions	$34,293	$(886)	$—	$—	$34,293	$(886)
Mortgage-backed securities:
U.S. government-sponsored entities(1)	60,117	(198)	39,778	(1,078)	99,895	(1,276)
Equity securities of U.S. government-sponsored entities(2)	899	(1,819)	—	—	899	(1,819)
Corporate and other debt securities	3,746	(287)	11,495	(3,648)	15,241	(3,935)

Total securities available-for-sale	99,055	(3,190)	51,273	(4,726)	150,328	(7,916)

Securities held-to-maturity:
Obligations of states and political subdivisions	250	—	—	—	250	—
Mortgage-backed securities:
U.S. government-sponsored entities(1)	—	—	20,521	(30)	20,521	(30)

Total securities held-to-maturity	250	—	20,521	(30)	20,771	(30)

Total temporarily impaired securities	$99,305	$(3,190)	$71,794	$(4,756)	$171,099	$(7,946)

(1)	Includes obligations of GNMA.

(2)	Includes issues from FNMA and FHLMC.

The unrealized loss on available-for-sale securities is included in other comprehensive loss on the consolidated balance sheets. Management has concluded that no individual unrealized loss as of December 31, 2009, identified in the preceding table, represents other-than-temporary impairment. These unrealized losses are primarily attributable to the current credit environment and turmoil in the market for securities related to the housing industry and are not representative of the collectibility of the securities. Management expects to recover the entire amortized cost basis of these securities. The Company does not intend to sell nor would it be required to sell the securities shown in the table with unrealized losses before recovering their amortized cost.

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

Securities with an approximate carrying value of $557.7 million and $623.7 million at December 31, 2009 and 2008, respectively, were pledged to secure public deposits, borrowings, and for other purposes as required or permitted by law. Included in securities pledged at December 31, 2009 and 2008 are $121.8 million and $113.5 million, respectively, which have been pledged for FHLB borrowings.

MIDWEST BANC HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The amortized cost and fair value of securities by contractual maturity at December 31, 2009 are shown below. Since expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties, the contractual maturities for mortgage-backed securities are not shown.

	Amortized
	Cost	Fair Value
	(In thousands)

Securities available-for-sale
Due in one year or less	$310,954	$310,947
Due after one year through five years	—	—
Due after five years through ten years	4,077	3,700
Due after ten years	10,843	7,021

	325,874	321,668
Mortgage-backed securities
U.S. government agencies — residential	259,878	256,275
U.S. government-sponsored entities — residential	1,271	1,259

Total debt securities	261,149	257,534
Equity securities of U.S. government-sponsored entities	2,749	2,272

Total securities available-for-sale	$589,772	$581,474

Total securities held-to-maturity	$—	$—

Proceeds from sales of securities available-for-sale and the realized gross gains and losses are as follows:

	Year Ended December 31,
	2009	2008	2007
	(In thousands)

Proceeds from sales	$593,097	$108,770	$189,495

Gross realized gains	$6,499	$325	$893
Gross realized losses	(1,818)	(17,111)	(831)

Net gains (losses) on securities transactions	$4,681	$(16,786)	$62

Proceeds from sales of securities held-to-maturity and the realized gross gains and losses are as follows:

	Year Ended December 31,
	2009	2008	2007
	(In thousands)

Proceeds from sales	$27,856	$4,262	$2,039

Gross realized gains	$134	$182	$—
Gross realized losses	(17)	(31)	(30)

Net gains (losses) on securities transactions	$117	$151	$(30)

During the second quarter of 2009, the Company sold its entire held-to-maturity portfolio. The securities held-to-maturity sold in 2008 and 2007 had paid down to less than 15% of their original face value and were sold as permitted under ASC 320.

MIDWEST BANC HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 8 — Loans

Major classifications of loans by source of repayment are summarized as follows:

	December 31,
	2009		2008
		% of Gross		% of Gross
	Amount	Loans	Amount	Loans
		(Dollars in thousands)

Commercial	$972,090	41.9%	$1,090,078	43.3%
Construction	293,215	12.6	366,178	14.6
Commercial real estate	725,814	31.3	729,729	29.1
Home equity	219,183	9.5	194,673	7.8
Other consumer	5,454	0.2	6,332	0.3
Residential mortgage	105,147	4.5	123,161	4.9

Total loans, gross	2,320,903	100.0%	2,510,151	100.0%
Net deferred fees	(584)		(392)

Total loans, net	$2,320,319		$2,509,759

The Company reclassified $441,000 and $5.0 million in overdraft deposits to loans as of December 31, 2009 and 2008, respectively.

Note 9 — Related Party Transactions

Certain executive officers, directors, and their related interests are loan customers of the Bank. These loans were made under comparable terms as for non-related parties and were determined to be arms-length transactions. A summary of loans made by the Bank to or for the benefit of directors, executive officers, and their related interests is as follows:

(In thousands)

Balance at December 31, 2008	$47,375
New loans	11,328
Repayments	(99)
Balances of former related parties(1)	(58,530)

Balance at December 31, 2009	$74

(1)	Represents loan balances of individuals and their related interests that were no longer related parties at December 31, 2009.

MIDWEST BANC HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 10 — Allowance for Loan Losses

The following is a summary of changes in the allowance for loan losses:

	Year Ended December 31,
	2009	2008	2007
	(In thousands)

Balance at beginning of year	$44,432	$26,748	$23,229
Addition resulting from acquisition	—	—	2,767
Provision for loan losses	167,700	71,765	4,891
Loans charged off	(85,602)	(55,849)	(5,975)
Recoveries on loans previously charged off	2,270	1,768	1,836

Net loans charged off	(83,332)	(54,081)	(4,139)

Balance at end of year	$128,800	$44,432	$26,748

The provision for credit losses reflected on the consolidated statements of operations includes the provision for loan losses and the provision for unfunded commitment losses as follows:

	Year Ended December 31,
	2009	2008	2007
	(In thousands)

Provision for loan losses	$167,700	$71,765	$4,891
Provision for unfunded commitment losses	2,503	877	—

Provision for credit losses	$170,203	$72,642	$4,891

A portion of the allowance for loan losses is allocated to impaired loans. Information with respect to impaired loans and the related allowance for loan losses is as follows:

	Year Ended December 31,
	2009	2008	2007
	(In thousands)

Impaired loans for which no allowance for loan losses is allocated	$61,456	$21,784	$15,490
Impaired loans with an allocation of the allowance for loan losses	200,979	43,180	43,652

Total impaired loans	$262,435	$64,964	$59,142

Allowance for loan losses allocated to impaired loans	$69,494	$4,546	$14,029

	Year Ended December 31,
	2009	2008	2007
	(In thousands)

Average impaired loans	$134,928	$57,058	$54,956
Interest income recognized on impaired loans on a cash basis	693	836	1,432

Interest payments on impaired loans are generally applied to principal, unless the loan principal is considered to be fully collectible, in which case interest is recognized on a cash basis.

Nonaccrual loans were $273.8 million and $61.1 million as of December 31, 2009 and 2008, respectively. There were no loans past due 90 days but still accruing as of December 31, 2009 or 2008.

MIDWEST BANC HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

There was $11.6 million in troubled-debt restructured loans and still accruing as of December 31, 2009 and $11.0 million as of December 31, 2008. Additionally, included in nonaccrual loans, there were $9.7 million in troubled-debt restructured loans as of December 31, 2009 and none at December 31, 2008. In order to improve the collectibility of the troubled-debt restructured loans, the Company restructured the terms of the loans by lifting a forbearance agreement, lowering interest rates, or changing payment terms. No additional commitments were outstanding on the troubled-debt restructured loans as of December 31, 2009 and 2008. No specific allowance was allocated to the accruing troubled-debt restructured loans at December 31, 2009 and 2008. As of December 31, 2009, based upon estimated collateral values the Company held $667,000 in specific loan loss reserves for the two nonaccrual troubled-debt restructurings.

Note 11 — Premises and Equipment

Premises and equipment are summarized as follows:

	December 31,
	2009	2008
	(In thousands)

Land and improvements	$14,144	$14,456
Buildings and improvements	37,941	33,992
Furniture and equipment	29,009	28,696

Total cost	81,094	77,144
Accumulated depreciation	(41,325)	(38,831)

Premises and equipment, net	$39,769	$38,313

In March 2008, the Company sold two pieces of real property for $18.4 million creating a pre-tax gain of $15.2 million.

Note 12 — Goodwill and Core Deposit Intangibles

The following table presents the carrying amount and accumulated amortization of intangible assets (in thousands):

	December 31, 2009			December 31, 2008
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount

Amortizing intangible assets:
Core deposit intangibles	$21,091	$(8,700)	$12,391	$21,091	$(6,408)	$14,683

The amortization of intangible assets was $2.3 million for the year ended December 31, 2009. At December 31, 2009, the projected amortization of intangible assets for the years ending December 31, 2010 through 2014 and thereafter is as follows (in thousands):

2010	$2,222
2011	1,918
2012	1,803
2013	1,696
2014	1,626
Thereafter	3,126

MIDWEST BANC HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The remaining weighted average amortization period for the core deposit intangibles is approximately seven years as of December 31, 2009.

The following table presents the changes in the carrying amount of goodwill and other intangibles during the years ended December 31, 2009 and 2008 (in thousands):

	2009		2008
		Core Deposit		Core Deposit
	Goodwill	Intangibles	Goodwill	Intangibles

Balance before impairment losses	$158,862	$14,683	$160,407	$17,044
Accumulated impairment losses	(80,000)	—	—	—

Balance at beginning of year	78,862	14,683	160,407	17,044
Impairment	(14,000)	—	(80,000)	—
Amortization	—	(2,292)	—	(2,361)
Purchase price adjustment(1)	—	—	(1,545)	—

Balance before impairment losses	158,862	12,391	158,862	14,683
Accumulated impairment losses	(94,000)	—	(80,000)	—

Balance at end of year	$64,862	$12,391	$78,862	$14,683

(1)	Goodwill was reduced in the second quarter of 2008 by the remaining fair value adjustment of a loan accounted for under ASC 310-30-05 for which full contractual payment was received. Goodwill was also adjusted in the third quarter of 2008 for the final purchase price allocation for the Northwest Suburban acquisition.

Goodwill is not amortized but assessed at least annually for impairment, and any impairment recognized in the period it is identified. In accordance with guidelines under the authoritative guidance for intangibles — goodwill and other (ASC 350), and consistent with established Company policy, an annual review for goodwill impairment as of September 30, 2009 was conducted with the assistance of a nationally recognized third party valuation specialist. Based upon that review, the Company determined that the $78.9 million of goodwill recorded on the September 30, 2009 balance sheet was not impaired. The Company determined that activities in the fourth quarter of 2009 including the Written Agreement with the regulators, the decline in the Bank’s regulatory capital position to undercapitalized, and the significant deterioration in the market price of the Company’s common stock, constituted triggering events requiring an interim goodwill impairment test. As a result of that test, the Company recorded a $14.0 million goodwill impairment as of December 31, 2009. The Company cannot assure that it will not be required to take goodwill impairment charges in the future.

As a result of the Company’s previous annual test performed at September 30, 2008, the Company determined goodwill was impaired and recorded an $80.0 million impairment for the year ended December 31, 2008.

Note 13 — Time Deposits

Interest-bearing time deposits in denominations of $100,000 and greater were $867.8 million as of December 31, 2009 and $874.6 million as of December 31, 2008. Interest expense related to deposits in denominations of $100,000 and greater was $21.4 million for 2009, $33.9 million for 2008, and $33.8 million for 2007.

MIDWEST BANC HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Certificates of deposit, including brokered deposits, have scheduled maturities for the years 2010 through 2014 and thereafter as follows:

(In thousands)

2010	$1,478,026
2011	196,068
2012	21,573
2013	1,339
2014	3,940
Thereafter	—

$1,700,946

As a result of the Bank’s undercapitalized status for regulatory capital purposes as of December 31, 2009, the Bank is not permitted to accept or renew brokered deposits or, whether wholesale or retail, secure deposits at rates that are 75 basis points higher than the prevailing effective rates on insured deposits of comparable amounts or maturities in the Bank’s normal market area or the national rates periodically release by the FDIC. Brokered deposits were $454.5 million at December 31, 2009 and have a weighted average maturity of approximately eight months. See Note 3 — Regulatory Capital of the notes to the consolidated financial statements for further information.

Note 14 —	Securities Sold Under Agreements to Repurchase

The Company has repurchase agreements with brokerage firms, which are in possession of the underlying securities. The same securities are returned to the Company at the maturity of the agreements. The following summarizes certain information relative to these borrowings:

	2009	2008
	(In thousands)

Outstanding at end of year	$297,650	$297,650
Weighted average interest rate at year end	4.29%	4.29%
Maximum amount outstanding as of any month end	$323,033	$394,764
Average amount outstanding	299,611	311,346
Approximate weighted average rate during the year	4.33%	4.26%

At December 31, 2009, securities sold under agreements to repurchase are summarized below:

			Collateral
			Obligations of U.S. Treasury and
			U.S. Government Agency
			Mortgage-Backed
			Securities
	Repurchase	Weighted Average	Amortized
Original Term	Liability	Interest Rate	Cost	Fair Value
		(In thousands)

Over 3 years	$297,650	4.29%	$362,207	$359,414

As a result of the Bank being less than well capitalized for regulatory capital purposes, the agreements with one of the Bank’s repurchase agreement counterparties could permit that counterparty to terminate the repurchase agreements. At December 31, 2009, the Bank’s repurchase agreements with those provisions totaled $262.7 million with fixed interest rates ranging from 2.76% to 4.65%, maturities ranging from approximately 7.5 to 8.5 years, and quarterly call provisions (at the counterparty’s option). See Note 3 — Regulatory Capital of the notes to the consolidated financial statements for further information.

MIDWEST BANC HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 15 —	Advances from the Federal Home Loan Bank

Advances from the Federal Home Loan Bank are summarized as follows:

December 31, 2009
Weighted
Average
	Rate	Amount
(In thousands)

Advances from the Federal Home Loan Bank due
2010	—%	$—
2011	—	—
2012	—	—
2013	—	—
2014	—	—
Thereafter	3.53	340,000

Total	3.53%	$340,000

At December 31, 2009, the Federal Home Loan Bank advances have quarterly call provisions. Various securities are pledged as collateral as discussed in Note 7 — Securities of the notes to the consolidated financial statements. In addition, the Company has pledged $829.6 million in loans as collateral for the advances as well as a blanket lien on its multi-family and commercial real estate loans at December 31, 2009. As a result of the Bank’s capital position, it had to increase the amount of collateral securing the existing FHLB advances and additional funds cannot be obtained through FHLB advances. See Note 3 — Regulatory Capital of the notes to the consolidated financial statements for further information.

Note 16 —	Junior Subordinated Debentures

At December 31, 2009, the Company had $60.8 million in junior subordinated debentures owed to unconsolidated trusts that were formed to issue trust preferred securities. The trust preferred securities offerings were pooled private placements exempt from registration under the Securities Act of 1933 pursuant to Section 4(2) thereunder. The Company has provided a full, irrevocable, and unconditional subordinated guarantee of the obligations of these trusts under the preferred securities. The Company is obligated to fund dividends on these securities before it can pay dividends on shares of its common stock and preferred stock. The Company must obtain prior approval of the Federal Reserve Bank and Illinois Division of Banking in order to fund dividends on these securities as required by the Written Agreement. The Company is not deemed to have a controlling financial interest in these variable interest entities, and therefore is required to deconsolidate them.

During the second quarter of 2009, the Company began deferring interest payments on its junior subordinated debentures as permitted by the terms of such debentures. The deferred interest payments on the Company’s junior subordinated debentures were $1.5 million through December 31, 2009.

MIDWEST BANC HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table details the unconsolidated trusts and their common and trust preferred securities:

						Initial
					Mandatory	Optional
		December 31,			Redemption	Redemption
Issuer	Issue Date	2009	2008	Rate	Date	Date(1)
		(In thousands)

MBHI Capital Trust III	December 19, 2003	$9,279	$9,279	LIBOR+3.00%	December 30, 2033	December 30, 2008
MBHI Capital Trust IV	December 19, 2003	10,310	10,310	LIBOR+2.85%	January 23, 2034	January 23, 2009
MBHI Capital Trust V	June 7, 2005	20,619	20,619	LIBOR+1.77%	June 15, 2035	June 15, 2010
Royal Capital Trust I	April 30, 2004	10,310	10,310	LIBOR+2.75%	July 23, 2034	July 23, 2009
Northwest Suburban Capital Trust I	May 18, 2004	10,310	10,310	LIBOR+2.70%	July 23, 2034	July 23, 2009
Unamortized purchase accounting adjustment		—	(37)

Total		$60,828	$60,791

(1)	Redeemable at option of the Company as of the initial optional redemption date provided and quarterly thereafter.

Note 17 —	Credit Agreements

The Company’s credit agreements with a correspondent bank at December 31, 2009 and 2008 consisted of a revolving line of credit, a term note loan, and a subordinated debenture in the amounts of $8.6 million, $55.0 million, and $15.0 million, respectively.

The revolving line of credit had a maximum availability of $8.6 million, an outstanding balance of $8.6 million as of December 31, 2009, an interest rate of one-month LIBOR plus 455 basis points with an interest rate floor of 7.25%, and matured on July 3, 2009. The term note had an interest rate of one-month LIBOR plus 455 basis points at December 31, 2009 and matures on September 28, 2010. The subordinated debt had an interest rate of one-month LIBOR plus 350 basis points at December 31, 2009, matures on March 31, 2018, and qualifies as a component of Tier 2 capital.

As a result of the effects of recent economic conditions, the increase in nonperforming assets, and the impairment charges on goodwill and the impairment charges and realized losses on FNMA and FHLMC preferred securities, the Company sought covenant waivers on two occasions in 2008. First, the lender waived a covenant violation in the first quarter of 2008 resulting from the Company’s net loss recognized in that period. Second, the lender waived a covenant violation in the third quarter of 2008 resulting from the Company’s net loss recognized in that period, contingent upon the Company making accelerated principal payments under the aforementioned term note in the amounts and on or prior to the dates as follows: July 1, 2009 — $5.0 million; October 1, 2009 — $5.0 million; and January 4, 2010 — $5.0 million.

At September 30, 2009, the Company was in violation of the financial, regulatory capital, and nonperforming loan covenants contained in the revolving line of credit and term note. The Company did not make the required $5.0 million principal payment on the term note due on July 1, 2009 under the covenant waiver for the third quarter of 2008. On July 8, 2009, the lender advised the Company that such non-compliance constituted a continuing event of default under the loan agreements (the “Contingent Waiver Default”). The Company’s decision not to make the $5.0 million principal payment, together with its previously announced decision to suspend the dividend on its Series A preferred stock and defer the dividends on its Series T preferred stock and interest payments on its trust preferred securities, were made in order to retain cash and preserve liquidity and capital at the holding company.

The revolving line of credit matured on July 3, 2009, and the Company did not pay to the lender all of the aggregate outstanding principal on the revolving line of credit on such date. The failure to make such payment constituted an additional event of default under the credit agreements (the “Payment Default”; the Contingent

MIDWEST BANC HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Wavier Default, the Financial Covenant Defaults and the Payment Default are hereinafter collectively referred to as the “Existing Events of Default”).

As a result of the occurrence and the continuance of the Existing Events of Default, the lender notified the Company that, as of July 8, 2009, the interest rate on the revolving line of credit increased to the then current default interest rate of 7.25%, which represents the current interest rate floor, and the interest rate under the term note increased to the default interest rate of 30 day LIBOR plus 455 basis points. The Company also did not make required $5.0 million principal payments on the term note due on October 1, 2009 and January 4, 2010 under the covenant waiver for the third quarter of 2008.

As a result of not making the required payments, and as a result of the other Existing Events of Default, the lender possesses certain rights and remedies, including the ability to demand immediate payment of amounts due totaling $63.6 million plus accrued interest or foreclose on the collateral supporting the credit agreements, being 100% of the stock of the Company’s wholly-owned subsidiary, the Bank.

On October 22, 2009, the Company entered into a forbearance agreement with its lender that provides for a forbearance period through March 31, 2010. See Note 4 — Forbearance Agreement and Note 5 — Summary of Significant Accounting Policies, Going Concern of the notes to the consolidated financial statements.

Note 18 — Preferred Stock and Warrant

Series T and Warrant

In December 2008, the Company raised $84.8 million in new equity through an offering of 84,784 shares of Series T fixed rate cumulative perpetual preferred stock and issued a warrant to purchase 4,282,020 shares of common stock at $2.97 per share to the U.S. Treasury under the Troubled Assets Relief Program (“TARP”) Capital Purchase Program. The Series T preferred stock has a cumulative dividend rate of 5.00% per annum of the stated liquidation preference for five years and increases to 9.00% thereafter.

The proceeds of $84.8 million were allocated between the Series T preferred stock and the warrant based on their relative fair values. A nationally recognized independent valuation specialist was used to assist in the valuation of the Series T preferred stock and the related warrant.

Series T.  The Series T preferred stock qualifies as Tier 1 capital. The Company may redeem the Series T preferred stock at its liquidation preference ($1,000 per share) plus accrued and unpaid dividends under the American Recovery and Reinvestment Act of 2009, subject to the U.S. Treasury’s consultation with the Company’s appropriate federal regulator.

Prior to the third anniversary of the U.S. Treasury’s purchase of the Series T preferred stock, unless the preferred stock has been redeemed or the U.S. Treasury has transferred all of the Series T preferred stock to third parties, the consent of the U.S. Treasury will be required for the Company to (i) pay any dividend on its common stock or (ii) repurchase its common stock or other equity or capital securities, including trust preferred securities, other than in connection with benefit plans consistent with past practice and certain other circumstances specified in the Purchase Agreement. The Series T preferred stock will be non-voting except for the class voting rights on matters that would adversely affect the rights of the holders of the Series T preferred stock.

A discounted cash flow analysis was used to compute the fair value of the Series T preferred stock. Major inputs and assumptions used included a 5% cash dividend rate over a 5 year life (assuming the obligation would be paid off before the dividend yield increased to 9%) and a discount rate averaging approximately 10% based upon an estimated yield curve for a bank rated BB by S&P.

During the second quarter of 2009, the Company began deferring payment of dividends on the $84.8 million of Series T cumulative preferred stock. The dividends on the Series T cumulative preferred stock are recorded only

MIDWEST BANC HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

when declared. The cumulative amount of dividends not declared or paid was $3.8 million for the year ended December 31, 2009.

Warrant.  The warrant has a 10-year term and is immediately exercisable upon its issuance, with an initial per share exercise price of $2.97. The warrant provides for the adjustment of the exercise price and the number of shares of common stock issuable upon exercise pursuant to customary anti-dilution provisions, such as upon stock splits or distributions of securities or other assets to holders of common stock, and upon certain issuances of common stock at or below a specified price relative to the initial exercise price.

The warrant was valued using a Cox-Ross-Rubinstein Binomial Option Pricing Model using the following assumptions and inputs: beginning stock price equal to the December 5, 2008 close price of $2.26, exercise price of $2.97, a 10 year life (assumes maximum contractual term), stock price volatility at 53% equal to the past 10 years average, a stock dividend yield of 1.66% and a 3.35% risk free rate of return equal to the yield on a 10 year treasury strip that remains constant over the life of the warrant. The resulting discount on the Series T preferred stock from recognition of the warrant is being accreted directly to retained earnings over the five year expected term using the level yield method.

Exchange Transaction with the U.S. Treasury.  On March 8, 2010, the U.S. Treasury exchanged the 84,784 shares of Series T preferred stock, having an aggregate approximate liquidation preference of $84.8 million, plus approximately $4.6 million in cumulative dividends not declared or paid on such preferred stock, for a new series of fixed rate cumulative mandatorily convertible preferred stock, Series G, with the same liquidation preference. The warrant dated December 5, 2008 to purchase 4,282,020 shares of common stock was also amended to re-set the strike price of the warrant to be consistent with the conversion price of the Series G preferred stock. The U.S. Treasury has the authority to convert the new preferred stock into the Company’s common stock at any time. In addition, the Company can compel a conversion of the new preferred stock into common stock, subject to the following conditions: (i) the Company receives appropriate approvals from the Federal Reserve; (ii) approximately $78.6 million principal amount of the Company’s revolving, senior, and subordinated debt shall have previously been converted into common stock on terms acceptable to the U.S. Treasury in its sole discretion; (iii) the Company shall have completed a new cash equity raise of not less than $125 million on terms acceptable to the U.S. Treasury in its sole discretion; and (iv) the Company has made the anti-dilution adjustments to the new preferred stock, if any, as required by the terms thereof. Unless earlier converted, the new preferred stock converts automatically into shares of the Company’s common stock on March 8, 2017.

Series A

In December 2007, the Company raised $41.4 million in equity capital, net of issuance costs, through an offering of 1,725,000 depositary shares each representing 1/100th of a share of its Series A Noncumulative Redeemable Convertible Perpetual Preferred Stock (the “Series A Preferred Stock”), at $25.00 per depositary share. The depositary shares have a dividend rate of 7.75% per annum of the stated liquidation preference, which is equivalent to $1.937500 per year and $0.484375 per quarter per depositary share. Dividends are noncumulative and are payable if, when and as declared by the Company’s board of directors.

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

MIDWEST BANC HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The preferred stock outstanding has preference over the Company’s common stock with respect to the payment of dividends and distribution of the Company’s assets in the event of a liquidation or dissolution. The holders of preferred stock have no voting rights, except in certain circumstances. The Company announced on May 6, 2009, that the Board of Directors made the decision to suspend the dividend on the $43.1 million of Series A noncumulative redeemable convertible perpetual preferred stock. The Written Agreement requires the Company to obtain prior approval to resume dividend payments in respect of the Series A preferred stock.

On January 25, 2010, the Company successfully completed its offer (the “Exchange Offer”) to exchange shares of its common stock for outstanding depositary shares, $25.00 liquidation amount per share, each representing a 1/100th fractional interest in a share of the Company’s Series A Preferred Stock. The final exchange ratio was set at 7.0886 shares of common stock for each depositary share of the Series A Preferred Stock. The Company accepted for exchange 1,414,941 depositary shares, representing approximately 82% of the 1,725,000 depositary shares outstanding prior to the Exchange Offer. The Exchange Offer generated approximately $35.4 million of additional common equity. The Company issued 10,029,946 shares of common stock for the 1,414,941 shares tendered in the exchange. The remaining 310,059 depositary shares outstanding have an aggregate liquidation preference of approximately $7.8 million.

In addition, on January 21, 2010, the holders of the Company’s depositary shares approved proposals to amend the Company’s charter to eliminate certain rights with respect to dividends on the Series A Preferred Stock and the election of directors and the proposal to authorize the issuance of senior preferred stock to the U.S. Treasury, should such transaction be consummated. The proposals to eliminate the Series A Preferred Stock rights regarding dividends and the election of directors were approved by the Company’s common stockholders at a special meeting of the holders of the Company’s common stock held on March 2, 2010.

Note 19 — Capital Requirements

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

Quantitative measures established by regulation to ensure capital adequacy require banks and bank holding companies to maintain minimum amounts and ratios of total and Tier 1 capital to risk-weighted assets and Tier 1 capital to average assets. If a bank does not meet these minimum capital requirements, as defined, bank regulators can initiate certain actions that could have a direct material adverse effect on the bank’s financial condition and ongoing operations. As of December 31, 2009, the Company and the Bank did not meet all capital adequacy requirements to which they were subject.

As of December 31, 2009, the most recent Federal Deposit Insurance Corporation notification categorized the Bank as under capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, banks must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios.

On December 18, 2009, the Company and the Bank entered into the Written Agreement with the Federal Reserve Bank and the Illinois Division of Banking. See Note 2 — Regulatory Actions of the notes to the consolidated financial statements.

As a result of continued deterioration in the credit quality of the loan portfolio in early 2010, the Bank became “significantly undercapitalized” as of January 31, 2010. See Note 5 — Summary of Significant Accounting Policies, Going Concern.

MIDWEST BANC HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The risk-based capital information for the Company is as follows:

	December 31,	December 31,
	2009	2008
	(In thousands)

Risk-weighted assets	$2,316,607	$2,878,087
Average assets for leverage capital purposes	3,467,651	3,464,020
Capital components:
Stockholders’ equity	$56,476	$305,834
Plus: Guaranteed trust preferred securities	21,432	59,000
Less: Core deposit and other intangibles, net	(12,391)	(14,683)
Less: Goodwill	(64,862)	(78,862)
Less: Disallowed deferred tax assets	(3,438)	(32,748)
Plus: Prior service cost and decrease in projected benefit obligation	1	—
Plus: Unrealized losses on securities, net of tax	8,297	1,449
Less: Unrealized losses on equity securities, net of tax	(478)	(1,117)

Tier 1 capital	5,037	238,873
Allowance for loan losses	128,800	44,432
Reserve for unfunded commitments	2,217	1,068
Disallowed allowance for loan losses	(100,799)	(9,406)
Remaining trust preferred securities	37,568	—
Qualifying subordinated debt	2,519	15,000

Tier 2 capital	$70,305	$51,094

Allowable Tier 2 Capital	$5,037	$51,094

Total risk-based capital	$10,074	$289,967

The capital amounts and ratios for the Company and the Bank are presented in the following table:

			Minimum Required
			For Capital		To Be Adequately
	Actual		Adequacy Purposes		Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)

As of December 31, 2009
Total Capital (to risk-weighted assets)
Company	$10,074	0.4%	$185,329	8.0%	$185,329	8.0%
Bank	148,062	6.4	184,899	8.0	184,899	8.0
Tier 1 Capital (to risk-weighted assets)
Company	5,037	0.2	92,664	4.0	92,664	4.0
Bank	117,911	5.1	92,450	4.0	92,450	4.0
Tier 1 Capital (to average assets for leverage capital purposes)
Company	5,037	0.1	138,706	4.0	138,706	4.0
Bank	117,911	3.4	138,482	4.0	138,482	4.0

MIDWEST BANC HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

			Minimum Required
			For Capital		To Be Well
	Actual		Adequacy Purposes		Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)

As of December 31, 2008
Total Capital (to risk-weighted assets)
Company	$289,967	10.1%	$230,247	8.0%	n/a	n/a
Bank	301,993	10.5	229,244	8.0	$286,555	10.0%
Tier 1 Capital (to risk-weighted assets)
Company	238,873	8.3	115,123	4.0	n/a	n/a
Bank	236,054	8.2	114,622	4.0	171,933	6.0
Tier 1 Capital (to average assets for leverage capital purposes)
Company	238,873	6.9	138,561	4.0	n/a	n/a
Bank	236,054	6.8	138,176	4.0	172,720	5.0

Note 20 — Fair Value

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

MIDWEST BANC HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The fair values of the available-for-sale securities were measured at December 31, 2009 and 2008 using the following:

		Quoted Prices or	Significant	Significant
		Identical Assets in	Other Observable	Unobservable
	Total	Active Markets	Inputs	Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)
		(In thousands)

Assets at December 31, 2009:
Obligations of the U.S. Treasury	$310,947	$—	$310,947	$—
Mortgage-backed securities:
U.S. government agencies — residential(1)	256,275	—	256,275	—
U.S. government-sponsored entities — residential(2)	1,259	—	1,259	—
Equity securities of U.S. government-sponsored entities(3)	2,272	2,272	—	—
Corporate and other debt securities	10,721	—	3,700	7,021

Available-for-sale securities	$581,474	$2,272	$572,181	$7,021

Assets at December 31, 2008:
Obligations of the U.S. Treasury and of U.S. government-sponsored entities(4)	$265,435	$—	$265,435	$—
Obligations of states and political subdivisions	56,664	—	56,664	—
Mortgage-backed securities(1)(4)	283,679	—	283,679	—
Equity securities of U.S. government-sponsored entities(3)	930	930	—	—
Corporate and other debt securities	15,241	—	6,808	8,433

Available-for-sale securities	$621,949	$930	$612,586	$8,433

(1)	Includes obligations of GNMA.

(2)	Includes obligations of FHLMC.

(3)	Includes issues from FNMA and FHLMC.

(4)	Includes obligations of FHLMC and FNMA.

MIDWEST BANC HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following is a summary of changes in the fair value of the available-for-sale securities that were measured using significant unobservable inputs for the years ended December 31, 2009 and 2008:

	Year Ended December 31,
	2009	2008
	(In thousands)

Beginning balance	$8,433	$10,479
Paydowns received	(228)	(35)
Total gains or losses (realized/unrealized):
Included in earnings	—	—
Included in other comprehensive income	(1,184)	(2,011)

Ending balance	$7,021	$8,433

The Company’s impaired loans that are measured using the fair value of the underlying collateral are measured on a non-recurring basis. Once a loan is identified as individually impaired, management measures impairment in accordance with the authoritative guidance for loan impairments (ASC 310-10-35). At December 31, 2009, $201.0 million of the total impaired loans were evaluated based on the fair value of the collateral compared to $41.3 million at December 31, 2008. The fair value of the collateral is determined by obtaining an observable market price or by obtaining an appraised value with management applying selling and other discounts to the underlying collateral value. If an appraised value is not available, the fair value of the impaired loan is determined by an adjusted appraised value including unobservable cash flows.

Loans which are measured for impairment using the fair value of collateral, had a gross carrying amount of $201.0 million, with an associated valuation allowance of $69.5 million for a fair value of $131.5 million at December 31, 2009 and $41.3 million, with an associated valuation allowance of $4.2 million for a fair value of $37.1 million at December 31, 2008. The provision for credit losses included $125.9 million and $39.0 million of specific allowance allocations for impaired loans for the years ended December 31, 2009 and 2008, respectively.

The Company’s goodwill is assessed at least annually, at September 30, for impairment, and any such impairment is recognized in the period it is identified. A goodwill impairment test also could be triggered between annual testing dates if an event occurs or circumstances change that would more likely than not reduce the fair value below the carrying amount. In accordance with guidelines under the authoritative guidance for intangibles — goodwill and other (ASC 350), and consistent with established Company policy, an annual review for goodwill impairment as of September 30, 2009 was conducted with the assistance of a nationally recognized third party valuation specialist. Based upon that review, the Company determined that the $78.9 million of goodwill recorded on the September 30, 2009 balance sheet was not impaired. The Company determined that, due to certain activities in the fourth quarter of 2009, an interim goodwill impairment test was required. As a result of that test, the Company recorded a $14.0 million goodwill impairment as of December 31, 2009. As a result of the Company’s previous annual test performed at September 30, 2008, the Company determined goodwill was impaired and recorded an $80.0 million impairment for the year ended December 31, 2008.

MIDWEST BANC HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

At December 31, 2009 and 2008, the fair values of assets measured on a non-recurring basis were measured using the following:

		Quoted Prices or	Significant	Significant
		Identical Assets in	Other Observable	Unobservable
	Total	Active Markets	Inputs	Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)
		(In thousands)

Assets at December 31, 2009:
Assets:
Impaired loans	$131,485	$—	$—	$131,485
Goodwill	64,862	—	—	64,862
Assets at December 31, 2008:
Assets:
Impaired loans	$37,098	$—	$—	$37,098
Goodwill	78,862	—	—	78,862

The estimated fair values of the Company’s financial instruments were as follows:

	December 31,
	2009		2008
	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value
		(In thousands)

Financial assets
Cash and cash equivalents	$442,110	$442,110	$63,065	$63,065
Securities available-for-sale	581,474	581,474	621,949	621,949
Securities held-to-maturity	—	—	30,267	30,387
Federal Reserve Bank and Federal Home Loan Bank stock	27,652	27,652	31,698	31,698
Loans, net of allowance for loan losses	2,191,519	2,137,263	2,465,327	2,485,011
Accrued interest receivable	8,584	8,584	13,302	13,302
Financial liabilities
Deposits
Noninterest-bearing	349,796	349,796	334,495	334,495
Interest-bearing	2,220,315	2,231,823	2,078,296	2,008,100
Revolving note payable	8,600	3,947	8,600	8,600
Securities sold under agreements to repurchase	297,650	329,298	297,650	369,376
Advances from Federal Home Loan Bank	340,000	366,277	380,000	410,992
Junior subordinated debentures	60,828	19,064	60,791	56,572
Subordinated debt	15,000	6,883	15,000	15,000
Term note payable	55,000	25,238	55,000	55,000
Accrued interest payable	7,798	7,798	8,553	8,553

The remaining other assets and liabilities of the Company are not considered financial instruments and are not included in the above disclosures.

The methods and assumptions used to determine fair values for each class of financial instrument are presented below.

MIDWEST BANC HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A test for goodwill impairment was conducted as of September 30, 2009 and December 31, 2009 with the assistance of a nationally recognized third party valuation specialist. In Step 2 of that test, the Company estimated the fair value of assets and liabilities in the same manner as if a purchase of the reporting unit was taking place from a market participant perspective. Management worked closely with the third party valuation specialist throughout the valuation process, provided necessary information and reviewed and approved the methodologies, assumptions and conclusions.

The fair value estimation methodology selected for the Company’s most significant assets and liabilities was based on management’s observations and knowledge of methodologies typically and currently utilized by market participants, the structure and characteristics of the asset and liability in terms of cash flows and collateral, and the availability and reliability of significant inputs required for a selected methodology and comparative data to evaluate the outcomes.

The carrying amount is equivalent to the estimated fair value for cash and cash equivalents, Federal Reserve Bank and Federal Home Loan Bank stock, and accrued interest receivable and payable. The fair values of securities are determined by obtaining either quoted prices on nationally recognized securities exchanges or matrix pricing. The Company selected the income approach for performing loans, retail certificates of deposit, and borrowings. The Company estimated discounted fair values separately for nonaccrual loans and loans 60-89 days past due and accruing. The income approach was deemed appropriate for the assets and liabilities noted above due to the limited current comparable market transaction data available.

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

The fair values of the Company’s liabilities were estimated using: price estimates from a nationally known dealer for securities sold under repurchasing agreements, market price quotes from the FHLB on FHLB advances, discounted cash flows for the subordinated debentures and time and brokered deposits, and a weighted combination of discounted cash flows reflecting the effects of credit spreads and a liquidation scenario value estimate for the remaining borrowings.

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

MIDWEST BANC HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 21 — Off-Balance-Sheet Risk and Concentrations of Credit Risk

In the normal course of business and to meet financing needs of customers, the Company is a party to financial instruments with off-balance-sheet risk. Since many commitments to extend credit expire without being used, the amounts below do not necessarily represent future cash commitments. These financial instruments include lines of credit, letters of credit, and commitments to extend credit. These are summarized as of December 31, 2009 as follows:

	Amount of Commitment Expiration Per Period
	Within			After
	1 Year	1-3 Years	4-5 Years	5 Years	Total
		(In thousands)

Lines of credit:
Commercial real estate	$64,539	$3,444	$4,268	$4,137	$76,388
Consumer real estate	26,061	24,886	29,165	26,486	106,598
Consumer	—	—	—	1,778	1,778
Commercial	150,735	2,575	2,311	4,738	160,359
Letters of credit	36,686	3,847	2,483	—	43,016
Commitments to extend credit	7,158	—	—	—	7,158

Total commitments	$285,179	$34,752	$38,227	$37,139	$395,297

At December 31, 2009, commitments to extend credit included $3.6 million of fixed rate loan commitments. These commitments are due to expire within 30 to 90 days of issuance and have rates ranging from 5.00% to 7.50%. Substantially all of the unused lines of credit are at adjustable rates of interest.

The Company had a reserve for losses on unfunded commitments of $2.2 million at December 31, 2009, up from $1.1 million at December 31, 2008.

During the second quarter of 2009, the Company began deferring payment of dividends on the $84.8 million of Series T cumulative preferred stock. The dividends on the Series T cumulative preferred stock are recorded only when declared. The cumulative amount of dividends not declared was $3.8 million for the year ended December 31, 2009. On March 8, 2010, the U.S. Treasury exchanged the 84,784 shares of Series T preferred stock, having an aggregate approximate liquidation preference of $84.8 million, plus approximately $4.6 million in cumulative dividends not declared or paid on such preferred stock, for a new series of fixed rate cumulative mandatorily convertible preferred stock, Series G, with the same liquidation preference. See Note 18 — Preferred Stock and Warrant.

In the normal course of business, the Company is involved in various legal proceedings. In the opinion of management, any liability resulting from such proceedings would not have a material adverse effect on the Company’s financial position or results of operations.

MIDWEST BANC HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 22 — Leases

The Bank leases a portion of its premises. The leases expire in various years through the year 2029. Future rental commitments under these noncancelable operating leases for the years 2010 through 2014 and thereafter are as follows:

(In thousands)

2010	$1,519
2011	1,354
2012	1,293
2013	1,331
2014	1,352
Thereafter	13,850

$20,699

Rent expense included in occupancy and equipment expense was $2.1 million, $2.1 million, and $1.3 million for the years ended December 31, 2009, 2008, and 2007, respectively. Occupancy expense has been reduced by $515,000, $566,000, and $494,000 for the years ended December 31, 2009, 2008, and 2007, respectively, due to rental income received on leased premises.

Note 23 — Stock Compensation and Restricted Stock Awards

Under the Company’s Stock and Incentive Plan (the “Plan”), officers, directors, and key employees may be granted incentive stock options to purchase the Company’s common stock at no less than 100% of the market price on the date the option is granted. Options can be granted to become exercisable immediately or after a specified vesting period or may be issued subject to performance targets. In all cases, the options have a maximum term of ten years. The Plan also permits the issuance of nonqualified stock options, stock appreciation rights, restricted stock, and restricted stock units. The Plan authorizes a total of 3,900,000 shares for issuance. There are 1,650,021 shares remaining for issuance under the Plan at December 31, 2009. It is the Company’s policy to issue new shares of its common stock in conjunction with the exercise of stock options or grants of restricted stock.

During 2009, no employee stock options were exercised. Total employee stock options outstanding at December 31, 2009 were 540,626 with exercise prices ranging between $1.15 and $22.03, with a weighted average exercise price of $8.02, and expiration dates between 2010 and 2019.

MIDWEST BANC HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Information about option grants follows:

		Weighted Average	Weighted Average
	Number of	Exercise Price	Grant-Date Fair
	Options	Per Share	Value Per Share

Outstanding at December 31, 2006	517,048	$13.90	$4.58
Granted	—	—	—
Exercised	(36,443)	10.38	3.19
Forfeited	(1,453)	15.21	5.57

Outstanding at December 31, 2007	479,152	14.03	4.63
Granted	—	—	—
Exercised	(16,500)	10.61	3.01
Forfeited	(83,281)	13.56	4.17

Outstanding at December 31, 2008	379,371	14.28	4.80
Granted	288,693	1.15	0.66
Exercised	—	—	—
Forfeited	(127,438)	11.13	3.51

Outstanding at December 31, 2009	540,626	8.02	2.89

Options exercisable at year end are as follows:

		Weighted Average
	Number of	Exercise Price
	Options	Per Share

2007	451,652	$13.70
2008	355,871	13.94
2009	261,413	14.26

Options outstanding at December 31, 2009 were as follows:

	Outstanding
		Weighted Average	Exercisable
		Remaining		Weighted Average
Range of Exercise Price	Number	Contractual Life	Number	Exercise Price

$1.15-9.09	336,751	7.25	73,038	$8.95
$10.21-14.90	100,125	1.75	100,125	12.58
$18.34-22.03	103,750	4.28	88,250	20.58

Outstanding at year end	540,626	5.66	261,413	14.26

At December 31, 2009, the aggregate intrinsic value of the options outstanding and exercisable were both zero. The total intrinsic value of options exercised during the years ended December 31, 2008 and 2007 was $50,000 and $116,000, respectively. No options were exercised during 2009.

Employee compensation expense for stock options previously granted was recorded in the consolidated statement of operations based on the grant’s vesting schedule. Forfeitures of stock option grants are estimated for those stock options where the requisite service is not expected to be rendered. The grant-date fair value for each

MIDWEST BANC HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

grant was calculated using the Black-Scholes option pricing model. The following table reflects the assumptions used to determine the grant-date fair value of stock options granted in 2009.

2009

Fair value per share	$0.66
Risk-free interest rate	2.78%
Expected option life	7.5 years
Expected stock price volatility	52.54%

For the years ended December 31, 2009, 2008, and 2007, employee compensation expense related to stock options was $56,000, $19,000, and $22,000, respectively. The total compensation cost related to nonvested stock options not yet recognized was $118,000 at December 31, 2009 and the weighted average period over which this cost is expected to be recognized is 25 months.

Under the Plan, officers, directors, and key employees may also be granted awards of restricted shares of the Company’s common stock. Holders of restricted shares are entitled to receive non-forfeitable cash dividends paid to the Company’s common stockholders and have the right to vote the restricted shares prior to vesting. The existing restricted share grants vest over various time periods not exceeding five years. Compensation expense for the restricted shares equals the market price of the related stock at the date of grant and is amortized on a straight-line basis over the expected vesting period. All restricted shares had a grant-date fair value equal to the market price of the underlying common stock at date of grant.

Information about restricted share grants follows:

	Number of	Weighted Average
	Restricted	Grant-Date Fair Value
	Shares	Per Share

Outstanding at December 31, 2006	480,629	$21.59
Granted	59,700	14.99
Vested	(84,709)	20.85
Forfeited	(7,226)	20.77

Outstanding at December 31, 2007	448,394	20.87
Granted	278,324	9.45
Vested	(42,996)	17.77
Forfeited	(73,821)	16.40

Outstanding at December 31, 2008	609,901	16.42
Granted	334,882	1.22
Vested	(48,896)	15.67
Forfeited	(216,239)	17.45

Outstanding at December 31, 2009	679,648	8.65

For the years ended December 31, 2009, 2008, and 2007, the Company recognized $1.0 million, $2.9 million, and $3.1 million, respectively, in compensation expense related to the restricted stock grants. The total grant-date fair value of shares outstanding was $5.9 million as of December 31, 2009. The total grant-date fair value of shares vested during the years ended December 31, 2009, 2008, and 2007 was $766,000, $764,000, and $1.8 million, respectively. The total compensation cost related to nonvested restricted shares not yet recognized was $1.2 million at December 31, 2009 and the weighted average period over which this cost is expected to be recognized is 31 months.

MIDWEST BANC HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 24 — Other Employee Benefit Plans

The Company maintains a 401(k) plan covering substantially all employees. Eligible employees may elect to make tax deferred contributions within a specified range of their compensation as defined in the plan. The Company previously contributed 1% more than the employee’s contribution up to a maximum 5% employer contribution. The Company suspended contributions during the third quarter of 2009. Contributions to the plan are expensed currently and were $705,000, $1.2 million, and $1.1 million for the years ended December 31, 2009, 2008, and 2007, respectively.

The Company and various members of senior management have entered into a Supplemental Executive Retirement Plan (“SERP”). The SERP is an unfunded plan that provides for guaranteed payments, based on a percentage of the individual’s final salary, for 15 years after age 65. The benefit amount is reduced if the individual retires prior to age 65.

Effective April 1, 2008, the SERP agreements with employees constituted a pension plan under the authoritative guidance for compensation — retirement plans (ASC 715). The objective of this guidance is to recognize the compensation cost of pension benefits (including prior service cost) over that employee’s approximate service period. The benefit obligation was $6.5 million and $6.4 million as of December 31, 2009 and 2008, respectively, and is included in other liabilities. Expense of $1.3 million, $1.8 million, and $1.1 million was recorded for the years ended December 31, 2009, 2008, and 2007, respectively, and has been included in salaries and employee benefits expense in the statements of operations. Prior to April 1, 2008, the SERP was accounted for under the authoritative guidance for deferred compensation arrangements (ASC 710).

The following is a summary of changes in the benefit obligation for the year ended December 31, 2009:

(In thousands)

Beginning balance	$6,403
Service cost	824
Interest cost	356
Benefits paid	(128)
Actuarial gain	(1,000)

Ending balance	$6,455

The following is a summary of the net periodic costs for the year ended December 31, 2009:

(In thousands)

Service cost	$824
Interest cost	356
Amortization of prior service cost	95

Net periodic benefit cost	$1,275

The following are the weighted-average assumptions used to determine the benefit obligation at December 31, 2009:

Discount rate
Net periodic pension cost	5.75%
Benefit obligation	5.78
Rate of compensation increase	4.00

The Company’s weighted-average assumptions were determined at December 31, 2009, the measurement date, based on common benchmarks used for measuring benefit liabilities, the Moody’s As corporate bond rate and Citigroup pension liability discount rate.

MIDWEST BANC HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The prior service cost amortization expense for 2009 was $95,000; $610,000 was unamortized as of December 31, 2009. Due to the Company’s current tax position, no tax adjustment was made. The prior service cost amortization expense is projected to be $95,000 for 2010. The Company recognized a $1.0 million actuarial gain in accumulated other comprehensive loss as of December 31, 2009.

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid:

(In thousands)

2010	$252
2011	323
2012	477
2013	535
2014	730
Years 2015 — 2019	4,325

Prior to 2009, the Company purchased life insurance policies on various members of management. In 2009, the Company liquidated its entire $85.8 million investment in bank owned life insurance in order to reduce the Company’s investment risk and risk-weighted assets, which favorably impacted the Bank’s regulatory capital ratios. The $16.3 million increase in cash surrender value of the policies since the time of purchase was treated as ordinary income for tax purposes.

Note 25 — Income Taxes

The provision (benefit) for income taxes consists of the following:

	Year Ended December 31,
	2009	2008	2007
	(In thousands)

Current
Federal	$3,923	$(11,316)	$2,923
State	2,989	—	—
Deferred
Federal	39,714	(36,756)	1,903
State	8,970	(7,001)	(1,580)

Total provision (benefit) for income taxes	$55,596	$(55,073)	$3,246

MIDWEST BANC HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The difference between the provision for income taxes in the consolidated financial statements and amounts computed by applying the current federal statutory income tax rate of 35% to income before income taxes is reconciled as follows:

	Year Ended December 31,
	2009		2008		2007
		(Dollars in thousands)

Income taxes computed at the statutory rate	$(65,491)	35.0%	$(74,671)	35.0%	$7,638	35.0%
Tax-exempt interest income on securities and loans	(455)	0.2	(802)	0.4	(771)	(3.5)
General business credits	(566)	0.3	(661)	0.3	(643)	(2.9)
State income taxes, net of federal tax benefit due to state operating loss	(6,699)	3.6	(4,419)	2.1	(1,027)	(4.7)
Life insurance cash surrender value increase, net of premiums	(466)	0.2	(1,195)	0.6	(1,072)	(4.9)
Liquidation of bank-owned life insurance	6,924	(3.7)	—	—	—	—
Dividends received deduction	—	—	(642)	0.3	(1,214)	(5.6)
Goodwill impairment	4,900	(2.6)	27,733	(13.0)	—	—
Valuation allowance	116,286	(62.1)	—	—	—	—
Annuity proceeds	—	—	—	—	267	1.2
Nondeductible costs and other, net	1,163	(0.6)	(416)	0.1	68	0.3

Total provision (benefit) for income taxes	$55,596	(29.7)%	$(55,073)	25.8%	$3,246	14.9%

During the year, the Company liquidated its $85.8 million investment in bank owned life insurance in order to reduce the Company’s investment risk and the risk-weighted assets. The $16.3 million increase in cash surrender value of the policies since the time of purchase is treated as ordinary income for tax purposes. Additionally, a 10% IRS excise tax was incurred as a result of the liquidation. As a result, the Company recorded federal taxes of $6.9 million, and an additional state tax expense of $1.2 million in 2009 for this transaction.

MIDWEST BANC HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The net deferred tax asset, included in other assets and other liabilities in the accompanying consolidated balance sheets, consisted of the following components:

	December 31,
	2009	2008
	(In thousands)

Gross deferred tax assets
Allowance for loan losses	$51,026	$17,543
Net operating loss carryforward	40,934	13,446
Impairment charges	24,364	25,816
Deferred tax credits	5,559	1,351
Deferred compensation	4,720	4,675
Unrealized loss on securities available-for-sale	3,276	911
Valuation loss on foreclosed properties	1,015	—
Other	396	433
Less: Valuation Allowance	(119,797)	—

Total gross deferred tax assets	11,493	64,175

Gross deferred tax liabilities
Amortizing intangible assets	(4,153)	(4,729)
FHLB stock dividends	(1,528)	(1,526)
Depreciation	(973)	(612)
Loss from partnerships	(554)	(812)
Other	—	—

Total gross deferred tax liabilities	(7,208)	(7,679)

Net deferred tax asset	$4,285	$56,496

During 2009, the Company established a valuation allowance of $119.8 million against existing net deferred tax assets. The valuation allowance includes $3.5 million recorded in accumulated other comprehensive loss fully offsetting deferred taxes which were established for securities available for sale and for the SERP. The Company’s primary deferred tax assets relate to its allowance for loan losses, net operating losses and impairment charges relating to FNMA and FHLMC preferred stock holdings. Under generally accepted accounting principles, a valuation allowance is required to be recognized if it is “more likely than not” that such deferred tax assets will not be realized. In making that determination, management is required to evaluate both positive and negative evidence, including recent historical financial performance, forecasts of future income, tax planning strategies and assessments of the current and future economic and business conditions. The Company performs and updates this evaluation on a quarterly basis.

The Company made a determination to establish the valuation allowance during 2009 based primarily upon the existence of a three year cumulative loss derived by combining the pre-tax income (loss) reported during the two preceding years and the current year. This three year cumulative loss position is primarily attributable to significant provisions for loan losses incurred during 2009 and 2008, and losses realized during 2008 on its FNMA and FHLMC preferred stock holdings. The Company’s current financial forecasts indicate that taxable income will be generated in the future. However, the existing deferred tax benefits may not be fully realized due to statutory limitations on their utilization based on the Company’s planned capital restructuring. The creation of the valuation allowance did not have an effect on the Company’s cash flows. The remaining net deferred tax assets of $4.3 million are supported by available tax planning strategies involving the use of sale-leaseback transactions on branch properties.

MIDWEST BANC HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The unrecognized tax benefits at December 31, 2009 and December 31, 2008 were as follows:

	Unrecognized
	Income
	Tax Benefits
	2009	2008
	(In thousands)

Balance, at beginning of year	$3,261	$1,122
Additions based on tax positions taken in current year	—	304
Additions based on tax positions taken in prior year	2	1,835
Reductions due to settlements	(2,166)	—

Balance, at end of year	$1,097	$3,261

The Company recognizes interest related to unrecognized tax benefits and penalties, if any, in income tax expense. At December 31, 2009, the Company had approximately $71,000 of interest accrued for potential income tax exposures and $713,000 of unrecognized income tax benefits that, if recognized, would affect the effective tax rate. At December 31, 2008, the Company had approximately $167,000 of interest and $91,000 of penalty accrued for potential income tax exposures and $2.1 million of unrecognized tax benefits that, if recognized, would affect the effective rate.

The IRS and the Illinois Department of Revenue are currently auditing the Company for various years. In addition, both are currently reviewing certain previously acquired entities for pre-acquisition years. The Company is responsible for all income taxes related to acquired entities including periods prior to their acquisition. The Company anticipates that it is reasonably possible that the gross balance of unrecognized tax benefits may be reduced to zero due to audit settlement within the next twelve months primarily related to a single issue common to Illinois banks.

The Company has cumulative federal net operating losses of $90.2 million. The earliest expiration date for these losses is 2028. The Company has general business credit carryforwards that aggregate to $2.8 million. These credits begin to expire in 2024. The Company has cumulative alternative minimum tax credit carryforwards of $2.8 million. These credits do not expire. The Company also has cumulative Illinois losses of $197.4 million. The earliest expiration date for these losses is 2018.

Years that remain subject to examination include 2006 to present for federal, 2006 to present for Illinois, 2006 to present for Indiana, and 2006 to present for federal and 2005 to present for Illinois for various acquired entities.

MIDWEST BANC HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 26 — (Loss)/Earnings Per Share

	Year Ended December 31,
	2009	2008	2007
	(In thousands, except per share data)

Net (loss) income	$(242,713)	$(158,273)	$18,577
Less:
Series A preferred stock dividends	835	3,342	204
Series T preferred stock dividends(1)	4,300	318	—
Series T discount accretion	922	68	—

Total preferred stock dividends and premium accretion	6,057	3,728	204
Income allocated to participating securities(2)	—	—	325

Net (loss) income available to common stockholders	$(248,770)	$(162,001)	$18,048

Basic
Weighted average common shares outstanding	27,982	27,854	25,426

Basic (loss) earnings per share(2)	$(8.89)	$(5.82)	$0.71

Diluted
Weighted average common shares outstanding	27,982	27,854	25,426
Dilutive effect of stock options(3)	—	—	98
Dilutive effect of restricted stock(3)	—	—	56
Dilutive effect of warrant(3)	—	—	—

Diluted average common shares	27,982	27,854	25,580

Diluted (loss) earnings per share(2)	$(8.89)	$(5.82)	$0.71

(1)	Includes $824 in dividends declared and paid in first quarter of 2009 and $3.8 million in cumulative dividends not declared or paid during 2009.

(2)	No adjustment for unvested restricted shares was included in the computation of income available to common stockholders for any period there was a loss. Prior periods with earnings were restated as required by the authoritative guidance for determining whether instruments granted in share-based payment transactions are participating securities (ASC 260), which was effective on January 1, 2009 and required retrospective application, to allocate earnings available to common stockholders to restricted shares of common stock that are considered participating securities.

(3)	No dilutive shares from stock options, restricted stock, or warrant were included in the computation of diluted earnings per share for any period there was a loss.

Options to purchase 540,626 shares at a weighted average exercise price of $8.02 and 379,371 shares at $14.28 were not included in the computation of diluted earnings per share for the years ended December 31, 2009 and 2008, respectively, because the exercise price of the options was greater than the average market price of the common stock and the options were, therefore, anti-dilutive. The warrant to purchase 4,282,020 shares at an exercise price of $2.97 was not included in the computation of diluted earnings per share for the years ended December 31, 2009 and 2008, because the warrant’s exercise price was greater than the average market price of common stock and was, therefore, anti-dilutive. The effect of the 679,648 shares and 609,901 shares of restricted stock were not included in the computation of diluted earnings per share for the years ended December 31, 2009 and December 31, 2008, respectively, because of the anti-dilutive effect. The shares that would be issued if the Series A noncumulative

MIDWEST BANC HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

redeemable convertible perpetual preferred stock were converted are not included in the computation of diluted earnings per share for the years ended December 31, 2009, 2008, and 2007 because of the anti-dilutive effect.

Note 27 — Other Comprehensive Income

Changes in other comprehensive income or loss components and related taxes are as follows:

	Year Ended December 31,
	2009	2008	2007
		(In thousands)

Unrealized holding losses on securities available-for-sale	$(1,996)	$(61,540)	$(12,221)
Reclassification adjustment for (gains) losses recognized in income	(4,681)	16,747	(32)
Reclassification adjustment for impairment losses recognized in income	740	65,387	—
Accretion of unrealized gains on securities transferred from available-for-sale to held-to-maturity	—	(295)	(7)

Net unrealized (losses) gains	(5,937)	20,299	(12,260)
Tax effect	(911)	(7,831)	4,616

Net (decrease) increase in fair value of securities classified as available-for-sale, net of income taxes and reclassification adjustments	(6,848)	12,468	(7,644)

Prior service cost related to benefit obligation	—	(776)	—
Amortization of prior service cost	95	71	—
Tax effect	(272)	272	—

Prior service cost, net of tax adjustment	(177)	(433)	—

Actuarial gain (loss) related to the projected benefit obligation	1,000	(391)	—
Tax effect	(151)	151	—

Actuarial gain (loss) related to the projected benefit obligation, net of tax adjustment	849	(240)	—

Other comprehensive (loss) income	$(6,176)	$11,795	$(7,644)

MIDWEST BANC HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 28 — Parent Company Financial Statements

The following are condensed balance sheets and statements of operations and cash flows for the Company, without subsidiaries:

CONDENSED BALANCE SHEETS

	December 31,
	2009	2008
	(In thousands)

ASSETS
Cash and cash equivalents	$3,435	$43,469
Investment in subsidiaries	189,313	358,480
Loan to subsidiary	—	30,000
Other assets	6,719	15,820

Total assets	$199,467	$447,769

LIABILITIES AND STOCKHOLDERS’ EQUITY
Revolving note payable	$8,600	$8,600
Subordinated debt	15,000	15,000
Term note payable	55,000	55,000
Junior subordinated debentures	60,828	60,791
Other liabilities	3,563	2,544

Total liabilities	142,991	141,935
Stockholders’ equity	56,476	305,834

Total liabilities and stockholders’ equity	$199,467	$447,769

CONDENSED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2009	2008	2007
		(In thousands)

Operating income
Dividends from subsidiaries	$68	$22,311	$4,032
Interest from subsidiaries	2,068	16	—
Fees from subsidiaries	2,636	1,103	1,103
Noninterest income	425	(51)	(162)
Interest expense	(5,223)	(7,519)	(6,645)
Noninterest expense	(5,165)	(8,037)	(3,330)

(Loss) income before income taxes and equity in undistributed (loss) income of subsidiaries	(5,191)	7,823	(5,002)
Income tax (expense) benefit	(6,246)	7,599	3,377
Equity in undistributed (loss) income of subsidiaries	(231,276)	(173,695)	20,202

Net (loss) income	$(242,713)	$(158,273)	$18,577

MIDWEST BANC HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2009	2008	2007
	(In thousands)

Cash flows from operating activities
Net (loss) income	$(242,713)	$(158,273)	$18,577
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities
Equity in undistributed loss (income) of subsidiaries	231,276	173,695	(20,202)
Depreciation	26	43	70
Amortization of stock-based compensation	244	899	22
Amortization of intangibles	37	67	67
Change in other assets	9,020	(5,794)	2,971
Change in other liabilities	1,124	1,039	(3,766)

Net cash (used in) provided by operating activities	(986)	11,676	(2,261)

Cash flows from investing activities
Cash paid, net of cash and cash equivalents in acquisition	—	—	(67,557)
Investment in subsidiaries	(67,500)	(17,000)	(20,000)
Loan advances to subsidiary	(21,000)	(30,000)	—
Repayment of advances to subsidiary	51,000	—	—
Property and equipment expenditures	(1)	—	(75)

Net cash used in investing activities	(37,501)	(47,000)	(87,632)

Cash flows from financing activities
Payments of junior subordinated debentures	—	—	(15,000)
Proceeds from revolving note payable	—	24,600	75,000
Proceeds from term note payable	—	—	17,500
Repayments on revolving note payable	—	(18,500)	(15,000)
Repayments on term note payable	—	—	(5,000)
Cash common dividends paid	—	(11,076)	(13,003)
Cash preferred dividends paid	(1,660)	(3,342)	(204)
Issuance of common stock	130	35	—
Issuance of preferred stock and warrant	—	84,784	41,441
Repurchase of common stock	(17)	—	(9,392)
Proceeds from issuance of common and treasury stock under stock option plan	—	174	378

Net cash (used in) provided by financing activities	(1,547)	76,675	(76,720)

(Decrease) increase in cash and cash equivalents	(40,034)	41,351	(13,173)
Cash and cash equivalents at beginning of year	43,469	2,118	15,291

Cash and cash equivalents at end of year	$3,435	$43,469	$2,118

MIDWEST BANC HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 29 — Quarterly Results of Operations (Unaudited)

	Three Months Ended,				Year Ended,
2009	March 31	June 30	September 30	December 31	December 31
		(In thousands, except per share data)

Interest income	$42,266	$40,662	$35,135	$32,445	$150,508
Interest expense	21,164	19,607	19,193	17,673	77,637

Net interest income	21,102	21,055	15,942	14,772	72,871
Provision for credit losses	13,253	20,750	37,450	98,750	170,203
Noninterest income	3,343	7,295	3,657	2,835	17,130
Noninterest expense	21,508	24,420	22,450	38,537	106,915

Loss before income taxes	(10,316)	(16,820)	(40,301)	(119,680)	(187,117)
(Benefit) provision for income taxes	(4,996)	59,647	966	(21)	55,596

Net loss	(5,320)	(76,467)	(41,267)	(119,659)	(242,713)
Preferred stock dividends and premium accretion	2,123	1,290	1,289	1,355	6,057
Income allocated to participating securities(a)	—	—	—	—	—

Net loss available to common stockholders	$(7,443)	$(77,757)	$(42,556)	$(121,014)	$(248,770)

Loss per common share(b)
Basic	$(0.27)	$(2.78)	$(1.52)	$(4.30)	$(8.89)
Diluted	(0.27)	(2.78)	(1.52)	(4.30)	(8.89)

	Three Months Ended,				Year Ended,
2008	March 31	June 30	September 30	December 31	December 31
		(In thousands, except per share data)

Interest income	$50,795	$47,244	$45,888	$43,734	$187,661
Interest expense	28,579	24,479	23,735	23,902	100,695

Net interest income	22,216	22,765	22,153	19,832	86,966
Provision for credit losses	5,752	4,415	42,200	20,275	72,642
Noninterest income (loss)	1,790	4,394	(60,512)	3,732	(50,596)
Noninterest expense	28,257	20,368	103,046	25,403	177,074

(Loss) income before income taxes	(10,003)	2,376	(183,605)	(22,114)	(213,346)
Benefit for income taxes	(4,587)	(52)	(23,891)	(26,543)	(55,073)

Net (loss) income	(5,416)	2,428	(159,714)	4,429	(158,273)
Preferred stock dividends and premium accretion	835	836	835	1,222	3,728
Income allocated to participating securities(a)	—	35	—	69	—

Net (loss) income available to common stockholders	$(6,251)	$1,557	$(160,549)	$3,138	$(162,001)

(Loss) earnings per common share(b)
Basic	$(0.22)	$0.06	$(5.76)	$0.11	$(5.82)
Diluted	(0.22)	0.06	(5.76)	0.11	(5.82)

MIDWEST BANC HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(a)	No adjustment for unvested restricted shares was included in the computation of income available to common stockholders for any period there was a loss. Prior periods with earnings were restated as required by the authoritative guidance for determining whether instruments granted in share-based payment transactions are participating securities (ASC 260), which was effective on January 1, 2009 and required retrospective application, to allocate earnings available to common stockholders to restricted shares of common stock that are considered participating securities.

(b)	Earnings per share for the quarters and fiscal years have been calculated separately. Accordingly, the total of the quarterly amounts may not equal the annual amounts because of differences in the average common shares outstanding during each period.

Certain infrequent items are reflected in the quarterly results of 2009 and 2008.

As a result of the continued deterioration of economic conditions and management’s updated assessments of impaired loans, the Company recorded a provision for credit losses of $170.2 million in 2009, 58.0% of which was recorded in the fourth quarter. Also, the Company recognized an impairment charge of $14.0 million on its goodwill intangible asset during the fourth quarter of 2009 based upon an appraisal completed with the assistance of an independent third party. The results of the second quarter of 2009 included a $116.3 million tax charge due to a valuation allowance on deferred tax assets and an $8.1 million tax charge related to the liquidation of bank owned life insurance which was partly offset by the $4.3 million in net gains on the securities portfolio repositioning.

During 2008, the Company recognized a non-cash, non-operating, other-than-temporary impairment charge of $47.8 million at September 30, 2008 on certain FNMA and FHLMC preferred equity securities similar to the impairment charge of $17.6 million taken in the first quarter of 2008. In September 2008, the Company sold a portion of its FNMA and FHLMC preferred equity securities recognizing a $16.7 million loss. The income tax benefits related to the first and third quarter 2008 losses on FNMA and FHLMC securities were appropriately recognized as capital losses in those periods. As a result of subsequent law changes, $16.6 million in tax benefits were recognized in the fourth quarter of 2008 for losses reported in the third quarter of 2008.

During the third and fourth quarters of 2008, the Company recorded $42.2 million and $20.3 million in provision for credit losses, respectively, reflecting management’s updated assessments of impaired loans and concerns about the continued deterioration of economic conditions. The Company also recognized an impairment charge of $80.0 million on its goodwill intangible asset during the third quarter of 2008 based upon an appraisal by an independent third party. During the first quarter of 2008, the Company incurred a $7.1 million loss on the early extinguishment of debt arising from the prepayment of $130.0 million in FHLB advances and recognized a $15.2 million gain on the sale of real estate.

Note 30 — Subsequent Events

The Company has performed an evaluation of events that have occurred subsequent to December 31, 2009. There have been no subsequent events that occurred during such period that would require disclosure in this Form 10-K, other than those that are described in Note 2 — Regulatory Actions, Note 3 — Regulatory Capital, Note 4 — Forbearance Agreement, Note 18 — Preferred Stock and Warrant, and Note 19 — Capital Requirements or would be required to be recognized in the Consolidated Financial Statements as of or for the year ended December 31, 2009.

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of Midwest Banc Holdings, Inc.:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, stockholders’ equity and cash flows present fairly, in all material respects, the financial position of Midwest Banc Holdings, Inc. and its subsidiaries at December 31, 2009 and December 31, 2008, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2009 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting under Item 9A. Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Notes 2, 3 and 4 to the consolidated financial statements, the Company has experienced significant net losses during 2008 and 2009, is undercapitalized at December 31, 2009, as defined by the regulatory capital requirements administered by the federal banking agencies, does not have sufficient liquidity to meet the potential demand for all amounts due under certain lending arrangements with its primary lender upon expiration of a related forbearance agreement that expires on March 31, 2010, and its ability to raise sufficient new equity capital in a timely manner is uncertain. As discussed in Note 5, these factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Notes 2 and 5. The December 31, 2009 consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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
March 30, 2010