Form 10-Q
period 2010-03-31
MIDWEST BANC HOLDINGS INC
filed 2010-05-13
CIK 1051379

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2010
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF HE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File Number: 001-13735
MIDWEST BANC HOLDINGS, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	36-3252484 (I.R.S. Employer Identification No.)

501 W. North Ave. Melrose Park, Illinois (Address of principal executive offices)	60160 (Zip code)

(708) 865-1053
(Registrant’s telephone number, including area code)
N/A
(Former name, former address and former fiscal year, if changed since last report)
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company ☐
(Do not check if a smaller reporting company)
     Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 12, 2010
Common, par value $0.01	38,176,225

MIDWEST BANC HOLDINGS, INC.
Form 10-Q

PART I
Item 1. Financial Statements
MIDWEST BANC HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS (Unaudited)
(In thousands, except for share data)

	March 31,	December 31,
	2010	2009
ASSETS
Cash and due from banks	$24,040	$27,644
Federal funds sold and other short-term investments	356,345	414,466

Total cash and cash equivalents	380,385	442,110

Securities available-for-sale (securities pledged to creditors: $487,446 at March 31, 2010 and $481,241 at December 31, 2009)	567,619	581,474
Federal Reserve Bank and Federal Home Loan Bank stock, at cost	27,652	27,652
Loans	2,184,440	2,320,319
Allowance for loan losses	(142,284)	(128,800)

Net loans	2,042,156	2,191,519

Premises and equipment, net	38,962	39,769
Foreclosed properties	26,715	26,917
Core deposit intangibles, net	11,836	12,391
Goodwill	43,862	64,862
Other assets	43,276	48,851

Total assets	$3,182,463	$3,435,545

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
Liabilities
Deposits
Noninterest-bearing	$347,483	$349,796
Interest-bearing	2,072,709	2,220,315

Total deposits	2,420,192	2,570,111

Revolving note payable	8,600	8,600
Securities sold under agreements to repurchase	297,650	297,650
Advances from the Federal Home Loan Bank	340,000	340,000
Junior subordinated debentures	60,828	60,828
Subordinated debt	15,000	15,000
Term note payable	55,000	55,000

Total borrowings	777,078	777,078
Other liabilities	34,678	31,880

Total liabilities	3,231,948	3,379,069

Commitments and contingencies (see note 10)
Stockholders’ (Deficit) Equity
Preferred stock, $0.01 par value, 1,000,000 shares authorized; Series A, $2,500 liquidation preference, 3,101 and 17,250 shares issued and outstanding at March 31, 2010 and December 31, 2009, respectively, Series G, $1,000 liquidation preference, 89,388 shares issued and outstanding at March 31, 2010, Series T, $1,000 liquidation preference, 84,784 shares issued and outstanding at December 31, 2009	1	1
Common stock, $0.01 par value, 64,000,000 shares authorized; 39,885,303 shares issued and 38,176,225 outstanding at March 31, 2010 and 29,847,921 shares issued and 28,121,279 outstanding at December 31, 2009	401	301
Additional paid-in capital	315,672	385,616
Warrant	295	5,229
Accumulated deficit	(347,257)	(311,620)
Accumulated other comprehensive loss	(3,844)	(8,298)
Treasury stock, at cost (1,709,078 and 1,726,642 shares at March 31, 2010 and December 31, 2009, respectively)	(14,753)	(14,753)

Total stockholders’ (deficit) equity	(49,485)	56,476

Total liabilities and stockholders’ (deficit) equity	$3,182,463	$3,435,545

See accompanying notes to unaudited consolidated financial statements.

MIDWEST BANC HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
For the three months ended March 31, 2010 and 2009
(In thousands, except per share data)

	2010	2009
Interest Income
Loans	$27,928	$34,549
Securities
Taxable	2,361	6,940
Exempt from federal income taxes	—	550
Dividend income from Federal Reserve Bank and Federal Home Loan Bank stock	160	190
Federal funds sold and other short-term investments	228	37

Total interest income	30,677	42,266
Interest Expense
Deposits	8,604	13,685
Federal funds purchased and FRB discount window advances	—	29
Revolving note payable	156	43
Securities sold under agreements to repurchase	3,193	3,205
Advances from the Federal Home Loan Bank	2,999	3,029
Junior subordinated debentures	423	739
Subordinated debt	140	152
Term note payable	657	282

Total interest expense	16,172	21,164

Net interest income	14,505	21,102
Provision for credit losses	77,050	13,253

Net interest income after provision for credit losses	(62,545)	7,849
Noninterest Income
Service charges on deposit accounts	1,639	1,894
Insurance and brokerage commissions	233	320
Trust fees	295	282
Increase in cash surrender value of life insurance	—	842
Other	323	5

Total noninterest income	2,490	3,343
Noninterest Expense
Salaries and employee benefits	8,888	11,083
Occupancy and equipment	2,901	3,245
Professional services	3,333	2,102
Goodwill impairment	21,000	—
Marketing	115	688
Foreclosed properties	788	345
Amortization of core deposit intangible	555	573
FDIC insurance	3,200	1,175
Other	3,212	2,297

Total noninterest expense	43,992	21,508

Loss before income taxes	(104,047)	(10,316)
Provision for (benefit from) income taxes	3,834	(4,996)

Net Loss	(107,881)	(5,320)
Preferred stock dividends and premium accretion	4,320	2,123

Loss available to common stockholders	$(112,201)	$(7,443)

Basic loss per share	$(3.16)	$(0.27)

Diluted loss per share	$(3.16)	$(0.27)

Cash dividends declared per common share	$—	$—

See accompanying notes to unaudited consolidated financial statements.

MIDWEST BANC HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ (DEFICIT) EQUITY (Unaudited)
For the three months ended March 31, 2010 and 2009
(In thousands, except share and per share data)

						Accumulated
			Additional			Other		Total
	Preferred	Common	Paid in		Accumulated	Comprehensive	Treasury	Stockholders’
	Stock	Stock	Capital	Warrant	Deficit	Loss	Stock	(Deficit) Equity
Balance, December 31, 2008	$1	$296	$383,491	$5,229	$(66,325)	$(2,122)	$(14,736)	$305,834
Cash dividends declared ($48.4375 per share) on Series A preferred stock	—	—	—	—	(836)	—	—	(836)
Cash dividends declared ($9.72 per share) on Series T preferred stock	—	—	—	—	(824)	—	—	(824)
Issuance of 128,970 shares restricted stock	—	1	(1)	—	—	—	—	—
Accreted discount on Series T preferred stock	—	—	228	—	(228)	—	—	—
Stock-based compensation expense	—	—	379	—	—	—	—	379
Repurchase of 10,695 shares of common stock under benefit plan	—	—	—	—	—	—	(17)	(17)
Comprehensive loss
Net loss	—	—	—	—	(5,320)	—	—	(5,320)
Prior service cost, net of income taxes	—	—	—	—	—	15	—	15
Net increase in fair value of securities classified as available- for-sale, net of income taxes	—	—	—	—	—	1,839	—	1,839

Total comprehensive loss								(3,466)

Balance, March 31, 2009	$1	$297	$384,097	$5,229	$(73,533)	$(268)	$(14,753)	$301,070

Balance, December 31, 2009	$1	$301	$385,616	$5,229	$(311,620)	$(8,298)	$(14,753)	$56,476
Exchange of 14,149 shares of Series A preferred stock for 10,029,946 shares of common stock, net of issuance costs	—	100	(2,429)	—	—	—	—	(2,329)
Exchange of 84,784 shares of Series T preferred stock for 89,388 shares of Series G preferred stock, net of issuance costs	—	—	(67,834)	—	67,492	—	—	(342)
Amendment of warrant to purchase 4,282,020 shares of common stock	—	—	—	(4,934)	4,934	—	—	—
Issuance of 25,000 shares of restricted stock	—	—	—	—	—	—	—	—
Accreted discount on Series T preferred stock	—	—	182	—	(182)	—	—	—
Stock-based compensation expense	—	—	137	—	—	—	—	137
Comprehensive loss
Net loss	—	—	—	—	(107,881)	—	—	(107,881)
Prior service cost	—	—	—	—	—	24	—	24
Net increase in fair value of securities classified as available-for-sale	—	—	—	—	—	4,430	—	4,430

Total comprehensive loss								(103,427)

Balance, March 31, 2010	$1	$401	$315,672	$295	$(347,257)	$(3,844)	$(14,753)	$(49,485)

See accompanying notes to unaudited consolidated financial statements.

MIDWEST BANC HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
For the three Months Ended March 31, 2010 and 2009
(In thousands)

	2010	2009
Cash flows from operating activities
Net loss	$(107,881)	$(5,320)
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	1,074	1,023
Provision for credit losses	77,050	13,253
Amortization of core deposit and other intangibles	417	356
Goodwill impairment charge	21,000	—
Amortization of premiums and discounts on securities, net	323	211
Increase in cash surrender value of life insurance	—	(842)
Deferred income taxes	4,310	(9,427)
(Gain) loss on disposition of foreclosed properties, net	(170)	196
Impairment loss on foreclosed properties	356	—
Amortization of deferred stock based compensation	137	379
Change in other assets	1,263	3,696
Change in other liabilities	2,105	529

Net cash (used in) provided by operating activities	(16)	4,054
Cash flows from investing activities
Maturities of securities available-for-sale	260,000	47,000
Principal payments on securities available-for-sale	16,258	17,000
Principal payments on securities held-to-maturity	—	1,154
Purchases of securities available-for-sale	(258,295)	(125,084)
Loan originations and principal collections, net	68,269	(92,505)
Proceeds from disposition of foreclosed properties	4,835	244
Additions to property and equipment	(266)	(1,237)

Net cash provided by (used in) investing activities	90,801	(153,428)
Cash flows from financing activities
Net (decrease) increase in deposits	(149,839)	131,264
Capitalized issuance costs of Series A exchange	(2,329)	—
Capitalized issuance costs of Series T exchange	(342)	—
Repayment of borrowings	—	(40,000)
Preferred stock cash dividends paid	—	(1,660)
Change in federal funds purchased and securities sold under agreements to repurchase	—	55,000
Repurchase of common shares under stock and incentive option plan	—	(17)

Net cash (used in) provided by financing activities	(152,510)	144,587

Decrease in cash and cash equivalents	(61,725)	(4,787)
Cash and cash equivalents at beginning of period	442,110	63,065

Cash and cash equivalents at end of period	$380,385	$58,278

Supplemental disclosures
Cash paid during period for:
Interest	$15,281	$23,169
Income taxes	—	582
See accompanying notes to unaudited consolidated financial statements.

MIDWEST BANC HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1 — REGULATORY ACTIONS
     As of March 31, 2010, the most recent Federal Reserve Bank notification categorized the Bank as critically undercapitalized under the regulatory framework for prompt corrective action.
     Effective on March 30, 2010, as a result of its significantly undercapitalized status, Midwest Banc Holdings, Inc.’s (the “Company”) wholly owned subsidiary, Midwest Bank and Trust Company (the “Bank”) consented to the issuance of a Prompt Corrective Action Directive (“PCA”) by the Board of Governors of the Federal Reserve System. The PCA provides that the Bank, in conjunction with the Company, must within 45 days of March 30, 2010, i.e., by May 13, 2010 (the “PCA Deadline”), either: (i) increase the Bank’s capital so that it becomes adequately capitalized; (ii) enter into and close on an agreement to sell the Bank subject to regulatory approval and customary closing conditions; or (iii) take other necessary measures to make the Bank adequately capitalized. The Company does not expect that it will be able to satisfy the capital requirement set forth in the PCA by the PCA Deadline. If the Company is unable to satisfy such requirement by the PCA Deadline, the Company believes it is likely its bank regulators would place the Bank into Federal Deposit Insurance Corporation’s (“FDIC”) receivership.
     The PCA also prohibits the Bank from making any capital distributions, including dividends and from soliciting and accepting new deposits bearing an interest rate that exceeds the prevailing effective rates on deposits of comparable amounts and maturities in the Bank’s market area. On April 30, 2010, the Bank submitted to the Federal Reserve Bank a plan and timetable for conforming the rates of interest paid on existing non-time deposit accounts to these levels as required under the PCA.
     The PCA also subjects the Bank to other operating restrictions, including payment of bonuses to senior executive officers and increasing their compensation, restrictions on asset growth and branching, and ensuring that all transactions between the Bank and any affiliates comply with Section 23A of the Federal Reserve Act. The Bank was already in compliance with certain of these guidelines as the Bank was significantly undercapitalized for regulatory purposes at the time of the PCA. For example, the Bank has been complying with the FDIC rules relating to the payment of interest on deposits. The Company and the Bank continue to be subject to the written agreement, as described below.
     Prior to the receipt of the PCA, as a result of a safety and soundness examination of the Bank by the Federal Reserve Bank and the Illinois Department of Financial and Professional Regulation, Division of Banking (the “Illinois Division of Banking”), the Company and the Bank entered into a written agreement (the “Written Agreement”) with the Federal Reserve Bank and the Illinois Division of Banking on December 18, 2009, intended to strengthen the Bank and improve the Company’s overall financial condition. As disclosed in previous documents filed with the Securities and Exchange Commission, the Company had anticipated entering into a formal supervisory action following the completion of the examination and had already taken many of the steps referenced in the Written Agreement.
     The Written Agreement establishes timeframes for the completion of measures which have been previously identified by the Company and the regulators as important to improve the Company’s financial performance. Under the Written Agreement, the Company was required to prepare and file with the regulators, within specified timeframes, various specific plans designed to improve (i) board oversight over the management and operations of the Bank, (ii) credit risk management practices, (iii) management of problem loans, (iv) the allowance for loan losses, (v) the Bank’s earnings and budget, (vi) liquidity and funds management and (vii) interest rate risk management.
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

MIDWEST BANC HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
     The Company and the Bank were notified on March 25, 2010, by the Federal Reserve Bank, that the Bank’s capital plan was not accepted. According to the Federal Reserve Bank, the plan was not accepted because, among other things, the Company had not yet raised $125 million of new equity, which is a condition to the Company’s ability to convert to common stock, the new series of fixed rate cumulative mandatorily convertible preferred stock (“Series G”), that the Company issued to the U.S. Department of the Treasury (the “U.S. Treasury”) in March 2010 in exchange for all of the Company’s outstanding Series T fixed rate cumulative perpetual preferred stock (“Series T”) and cumulative dividends not declared or paid, previously held by the U.S. Treasury.
     The Company does not expect that it will be able to satisfy the capital-related requirements set forth in the Written Agreement and the PCA by the PCA Deadline. The Company believes that the successful completion of all or a significant portion of its capital plan, which includes executing transactions that seek to improve the Company’s and the Bank’s capital position, increase its common equity and Tier 1 capital and raise additional capital (“Capital Plan”), would help the Bank and the Company to meet the requirements of the Written Agreement and the PCA. The Company has completed a number of significant steps as part of the Capital Plan. The steps completed in 2009 and the beginning of 2010 include the exchange of 82% of the Company’s outstanding shares of Series A noncumulative redeemable convertible perpetual preferred stock for common stock, the exchange of all of the Company’s outstanding Series T preferred stock for the Series G preferred stock, cost reduction initiatives, and refined cumulative credit loss projections. The Company believes that an equity raise of approximately $250 million together with an agreement by its primary lender to convert the amount outstanding under its credit agreements to equity capital is now required for the Company and Bank to become and remain well capitalized and continue to operate as a going concern. The Company has not received any commitment for a new capital investment, and presently does not expect to raise sufficient capital prior to the PCA Deadline. If the Company does not promptly raise a sufficient amount of new equity capital, or, alternatively, execute another strategic initiative, the Company may become subject to a voluntary or involuntary bankruptcy filing and the Company believes it is likely that the Bank would be placed into receivership by bank regulators.
NOTE 2 — REGULATORY CAPITAL
     As noted above, the Bank was categorized as critically undercapitalized under the regulatory framework for prompt corrective action as of March 31, 2010. In addition to the restrictions already placed on the Bank under the PCA, the Bank is no longer able to engage in the following activities without prior approval:
•	enter into an material transactions outside the usual course of business;

•	extend any credit for highly leveraged transactions;

•	amend its charter or by-laws;

•	make any material changes in its accounting methods;

•	engage in any “covered transactions” as defined in Section 23A(b) of the Federal Reserve Act;

•	pay excessive compensation or bonuses; or

•	pay interest on new or renewed liabilities at a rate that would increase the Bank’s weighted average cost of funds to a level significantly exceeding the prevailing rates of interest on insured deposits in the Bank’s normal market area.

MIDWEST BANC HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
     The Bank is no longer able to accept or renew brokered deposits or secure deposits at rates that are higher than the prevailing effective rates on insured deposits of comparable amounts or maturities in the Bank’s normal market area or 75 basis points higher than the national rates published weekly by the FDIC, pay dividends or make other capital distributions, obtain funds through Federal funds lines, or obtain advances from the Federal Reserve Bank.
     In addition, the agreements with one of the Bank’s repurchase agreement counterparties could permit that counterparty to terminate the repurchase agreements as a result of the Bank being categorized as less than well capitalized. At March 31, 2010, the Bank’s repurchase agreements with those provisions totaled $262.7 million with fixed interest rates ranging from 2.76% to 4.65%, maturities ranging from approximately seven to eight years, and quarterly call provisions (at the counterparty’s option). Due to the relatively high fixed rates on these borrowings as compared to currently low market rates of interest, the Bank would incur substantial costs to unwind these repurchase agreements if terminated prior to their maturities. These associated unwind costs could have a material adverse effect on the Company’s results of operations and financial condition in the period of payment. The associated unwind costs would be the difference between the fair value and carrying value of the repurchase agreements on the date of termination. Because the repurchase agreements are collateralized at an amount sufficient to cover any such unwind costs which may be incurred, any such costs would result in a charge in the statement of operations but would not expect to have an adverse effect on the Bank’s liquidity. See Note 4 — Basis of Presentation, Going Concern of the notes to the unaudited consolidated financial statements.
NOTE 3 — FORBEARANCE AGREEMENT
     The Company’s credit agreements with a correspondent bank at March 31, 2010 included a revolving line of credit, term note, and subordinated debt. At September 30, 2009, the Company was in violation of the financial, regulatory capital, and nonperforming loan covenants contained in the revolving line of credit and term note. The Company also did not make a required principal payment on the term note due on July 1, 2009 and did not pay all of the aggregate outstanding principal on the revolving line of credit that matured July 3, 2009. On July 8, 2009, the lender advised the Company that the non-compliance and failure to make the principal payments constitute events of default. See Note 16 — Credit Agreements of the notes to the unaudited consolidated financial statements.
     On October 22, 2009, the Company entered into a forbearance agreement (“Forbearance Agreement”) with its lender that provided for a forbearance period that expired on March 31, 2010. During the forbearance period, the Company was not obligated to make interest and principal payments in excess of funds held in a deposit security account (which was initially funded with $325,000), and while retaining all rights and remedies under the credit agreements, the lender agreed not to demand payment of amounts due or begin foreclosure proceedings in respect of the collateral, which consists of all the stock of the Company’s principal subsidiary, the Bank, and agreed to forbear from exercising the rights and remedies available to it in respect of existing defaults and future compliance with certain covenants through March 31, 2010. As part of the Forbearance Agreement, the Company entered into a tax refund security agreement under which it agreed to deliver to the lender the expected proceeds to be received in connection with an outstanding Federal income tax refund in the approximate amount of $2.1 million. No proceeds from this tax refund have been received as of March 31, 2010. Although, the Forbearance Agreement terminated on March 31, 2010, management continues in its efforts on restructuring the Company’s outstanding credit agreements with its primary lender. The lender has not waived or committed to waive any default or event of default.
     Upon the expiration of the forbearance period, the principal and interest payments that were due under the revolving line of credit and the term note became due and payable, along with such other amounts as may have become due during the forbearance period. The Company is not able to meet any demands for payment of amounts due. If the Company is unable to renegotiate, renew, replace or expand its sources of financing on acceptable terms, it will have a material adverse effect on the Company’s business and results of operations. See Note 4 — Basis of Presentation, Going Concern of the notes to the unaudited consolidated financial statements.

MIDWEST BANC HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
NOTE 4 — BASIS OF PRESENTATION
     The consolidated financial statements of the Company included herein are unaudited; however, such statements reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation for the interim periods. The financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.
     The annualized results of operations for the three months ended March 31, 2010 are not necessarily indicative of the results expected for the full year ending December 31, 2010. Certain items in the prior year financial statements were reclassified to conform to the current year’s presentation. Such reclassifications had no effect on net loss.
     Going Concern: The consolidated financial statements of the Company have been prepared assuming that the Company will continue as a going concern. The Company incurred net losses of $107.9 million for the three months ended March 31, 2010 and $242.7 million for the year ended December 31, 2009. The losses are primarily due to provisions for credit losses, goodwill impairment charges, and tax charges related to a valuation allowance on deferred tax assets. Due to the resulting deterioration in capital levels of the Company and the Bank, combined with (i) the uncertainty as to the Company’s ability to raise sufficient amounts of new equity capital, (ii) recent regulatory actions with respect to the Company and the Bank, and (iii) the Company’s inability to repay amounts owed under its loan agreements with its primary lender if the primary lender were to declare the amounts outstanding thereunder immediately due and payable, (as discussed in Notes 1, 2, and 3 of the notes to the unaudited consolidated financial statements), there is substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.
     Management’s plans in regard to these matters are described in detail in Note 1 — Regulatory Actions of the notes to the unaudited consolidated financial statements. The Company continues to pursue transactions that could improve the Company’s and the Bank’s capital ratios, restructure its obligations under the Company’s loan agreements with its primary lender (as described in Note 3 — Forbearance Agreement and Note 16 — Credit Agreements of the notes to the unaudited consolidated financial statements) and raise additional equity capital to permit the Bank and the Company to meet and maintain minimum regulatory capital levels as required under the Written Agreement and PCA, and provide the necessary liquidity to provide for future operating needs. If the Company does not promptly raise a sufficient amount of new equity capital, or alternatively, execute another strategic initiative, the Company may become subject to a voluntary or involuntary bankruptcy filing and the Company believes it is likely that the Bank would be placed into receivership by bank regulators.
NOTE 5 — NEW ACCOUNTING PRONOUNCEMENTS
     In January 2010, the Financial Accounting Standards Board (“FASB”) issued an Accounting Standards Update (“ASU”) to authoritative guidance on improving disclosures about fair value measurements (ASU 2010-6). This guidance requires new disclosures for transfers in and out of Levels 1 and 2 and the reasons for the transfers as well as an additional breakout of asset and liability categories. This guidance is effective for interim and annual reporting periods beginning after December 15, 2009. The adoption of this guidance did not have a material effect on the Company’s consolidated results of operations or consolidated financial position. This guidance also requires purchases, sales, issuances and settlements to be reported separately in the summary of changes in Level 3 fair value measurements. This additional guidance is effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years.
     In February 2010, the FASB amended its Accounting Standards Codificationtm (“ASC”) that establish principles and requirements for subsequent events (ASC 855) to clarify that an SEC filer is not required to disclose the date through which subsequent events have been evaluated in the financial statements (ASU 2010-09). The adoption of this guidance did not have a material effect on the Company’s consolidated results of operations or consolidated financial position. See Note 19 — Subsequent Events of the notes to the unaudited consolidated financial statements for more information.

MIDWEST BANC HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
     In June 2009, the FASB issued authoritative guidance establishing accounting and reporting standards for transfers and servicing of financial assets and also establishing the accounting for transfers of servicing rights (ASC 860). This guidance eliminates the concept of a qualifying special-purpose entity and introduces the concept of a “participating interest,” which will limit the circumstances where the transfer of a portion of a financial asset will qualify as a sale, assuming all other derecognition criteria are met. This guidance also clarifies and amends the derecognition criteria for determining whether a transfer qualifies for sale accounting as well as requires additional disclosures. These additional disclosures are intended to provide greater transparency about a transferor’s continuing involvement with transferred assets. The adoption of this guidance on January 1, 2010 did not have a material effect on the Company’s consolidated results of operations or consolidated financial position.
     In June 2009, the FASB issued authoritative guidance which eliminates the quantitative approach previously required for determining the primary beneficiary of a variable interest entity (ASC 810). If an enterprise is required to consolidate an entity as a result of the initial application of this standard, it should describe the transition method(s) applied and shall disclose the amount and classification in its statement of financial position of the consolidated assets or liabilities by the transition method(s) applied. If an enterprise is required to deconsolidate an entity as a result of the initial application of this standard, it should disclose the amount of any cumulative effect adjustment related to deconsolidation separately from any cumulative effect adjustment related to consolidation of entities. The adoption of this guidance on January 1, 2010 did not have a material effect on the Company’s consolidated results of operations or consolidated financial position.
NOTE 6 — SECURITIES
     The amortized cost and fair value of securities available-for-sale are as follows:

	March 31, 2010
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(In thousands)
Obligations of U.S. Treasury	$293,974	$—	$(9)	$293,965
Mortgage-backed securities:
U.S. government agencies — residential (1)	259,892	1,659	(1,051)	260,500
Equity securities of U.S. government-sponsored entities (2)	2,749	138	(703)	2,184
Corporate and other debt securities	14,871	—	(3,901)	10,970

Total securities available-for-sale	$571,486	$1,797	$(5,664)	$567,619

(1)	Includes obligations of Government National Mortgage Association (“GNMA”).

(2)	Includes issues from Federal National Mortgage Association (“FNMA”) and of Federal Home Loan Mortgage Corporation (“FHLMC”).

MIDWEST BANC HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

	December 31, 2009
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(In thousands)
Obligations of U.S. Treasury	$310,954	$6	$(13)	$310,947
Mortgage-backed securities:
U.S. government agencies — residential (1)	259,878	219	(3,822)	256,275
U.S. government-sponsored entities — residential (2)	1,271	—	(12)	1,259
Equity securities of U.S. government-sponsored entities (3)	2,749	105	(582)	2,272
Corporate and other debt securities	14,920	—	(4,199)	10,721

Total securities available-for-sale	$589,772	$330	$(8,628)	$581,474

(1)	Includes obligations of GNMA.

(2)	Includes obligations of FHLMC.

(3)	Includes issues from FNMA and FHLMC.
     The following is a summary of the fair value of securities available-for-sale with unrealized losses and the time period of those unrealized losses:

	March 31, 2010
	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(In thousands)
Securities available-for-sale:
Obligations of U.S. Treasury	$293,965	$(9)	$—	$—	$293,965	$(9)
Mortgage-backed securities:
U.S. government agencies — residential (1)	70,774	(1,051)	—	—	70,774	(1,051)
Equity securities of U.S. government-sponsored entities (2)	1,054	(221)	497	(482)	1,551	(703)
Corporate and other debt securities	—	—	10,970	(3,901)	10,970	(3,901)

Total temporarily impaired securities	$365,793	$(1,281)	$11,467	$(4,383)	$377,260	$(5,664)

(1)	Includes obligations of GNMA.

(2)	Includes issues from FNMA and FHLMC.

MIDWEST BANC HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

	December 31, 2009
	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(In thousands)
Securities available-for-sale:
Obligations of U.S. Treasury	$150,954	$(13)	$—	$—	$150,954	$(13)
Mortgage-backed securities:
U.S. government agencies — residential (1)	204,754	(3,822)	—	—	204,754	(3,822)
U.S. government-sponsored entities — residential (2)	1,259	(12)	—	—	1,259	(12)
Equity securities of U.S. government-sponsored entities (3)	219	(64)	461	(518)	680	(582)
Corporate and other debt securities	—	—	10,721	(4,199)	10,721	(4,199)

Total temporarily impaired securities	$357,186	$(3,911)	$11,182	$(4,717)	$368,368	$(8,628)

(1)	Includes obligations of GNMA.

(2)	Includes obligations of FHLMC.

(3)	Includes issues from FNMA and FHLMC.
     The unrealized loss on available-for-sale securities is included in other comprehensive loss on the consolidated balance sheets. Management has concluded that no individual unrealized loss as of March 31, 2010, identified in the preceding table, represents other-than-temporary impairment. These unrealized losses are primarily attributable to the general credit environment and turmoil in the market for securities related to the housing industry and are not representative of the associated collateral arrangements or repayment capability of the specific underlying securities. Management expects to recover the entire amortized cost basis of these securities. The Company does not intend to sell nor would it be required to sell the securities shown in the table with unrealized losses before recovering their amortized cost.
NOTE 7 — LOANS
     Major classifications of loans, based on source of repayment, are summarized as follows:

	March 31,		December 31,
	2010		2009
		% of Gross		% of Gross
	Amount	Loans	Amount	Loans
	(Dollars in thousands)
Commercial	$923,843	42.3%	$972,090	41.9%
Construction	245,586	11.2	293,215	12.6
Commercial real estate	695,511	31.8	725,814	31.3
Home equity	209,993	9.7	219,183	9.5
Other consumer	4,877	0.2	5,454	0.2
Residential mortgage	105,186	4.8	105,147	4.5

Total loans, gross	2,184,996	100.0%	2,320,903	100.0%
Net deferred fees	(556)		(584)

Total loans, net	$2,184,440		$2,320,319

     The Company reclassified $2.1 million and $441,000 in overdraft deposits to loans as of March 31, 2010 and December 31, 2009, respectively.

MIDWEST BANC HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
NOTE 8 — ALLOWANCE FOR LOAN LOSSES
     Following is a summary of activity in the allowance for loan losses:

	Three Months Ended
	March 31,
	2010	2009
	(In thousands)
Balance at beginning of period	$128,800	$44,432
Provision for loan losses	76,300	13,000
Loans charged off	(63,810)	(4,819)
Recoveries on loans previously charged off	994	398

Net loans charged off	(62,816)	(4,421)

Balance at end of period	$142,284	$53,011

     The provision for credit losses reflected on the consolidated statements of operations includes the provision for loan losses and the provision for unfunded commitment losses as follows:

	Three Months Ended
	March 31,
	2010	2009
	(In thousands)
Provision for loan losses	$76,300	$13,000
Provision for unfunded commitment losses	750	253

Provision for credit losses	$77,050	$13,253

     A portion of the allowance for loan losses is allocated to impaired loans. Information with respect to impaired loans and the related allowance for loan losses is as follows:

	March 31,	December 31,
	2010	2009
	(In thousands)
Impaired loans for which no allowance for loan losses is allocated	$57,614	$61,456
Impaired loans with an allocation of the allowance for loan losses	207,132	200,979

Total impaired loans	$264,746	$262,435

Allowance for loan losses allocated to impaired loans	$67,396	$69,494

     Average impaired loans and interest income recognized on impaired loans are as follows:

	Three Months Ended
	March 31,
	2010	2009
	(In thousands)
Average impaired loans	$249,504	$63,838
Interest income recognized on impaired loans on a cash basis	117	102
     Interest payments on impaired loans are generally applied to principal, unless the loan principal is considered to be fully collectible, in which case interest is recognized on a cash basis.
     As of March 31, 2010 and December 31, 2009, nonaccrual loans were $278.1 million and $273.8 million, respectively. There were no loans past due 90 days but still accruing at March 31, 2010 and December 31, 2009. There were $11.5 million in accruing troubled-debt restructured loans and $51.7 million nonaccrual troubled-debt restructured loans as of March 31, 2010. There were $11.6 million in accruing troubled-debt restructured loans and $9.7 million in nonaccrual trouble-debt restructured loans as of December 31, 2009.

MIDWEST BANC HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
NOTE 9 — GOODWILL AND INTANGIBLES
     The following table presents the carrying amount and accumulated amortization of core deposit intangible assets:

	March 31, 2010			December 31, 2009
	Gross Carrying	Accumulated	Net Carrying	Gross Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount
(In thousands)
Amortized core deposit intangibles	$21,091	$(9,255)	$11,836	$21,091	$(8,700)	$12,391
     The amortization of core deposit intangible assets was $555,000 for the three months ended March 31, 2010. At March 31, 2010, the projected amortization of core deposit intangible assets for the years ending December 31, 2010 through 2014 and thereafter is as follows (in thousands):

2010	$2,222
2011	1,918
2012	1,803
2013	1,696
2014	1,626
Thereafter	3,126
     The weighted average amortization period for the core deposit intangibles is approximately seven years as of March 31, 2010.
     The following table presents the changes in the carrying amount of goodwill and core deposit intangibles during the periods presented:

		Three Months Ended
	March 31, 2010		December 31, 2009
		Core Deposit		Core Deposit
	Goodwill	Intangibles	Goodwill	Intangibles
	(In thousands)
Balance before impairment losses	$158,862	$12,391	$158,862	$14,683
Accumulated impairment losses	(94,000)	—	(80,000)	—

Balance at beginning of year	$64,862	$12,391	$78,862	$14,683

Impairment	$(21,000)	$—	$(14,000)	$—
Amortization	—	(555)	—	(2,292)
Balance before impairment losses	$158,862	$11,836	$158,862	$12,391
Accumulated impairment losses	(115,000)	—	(94,000)	—

Balance at end of period	$43,862	$11,836	$64,862	$12,391

     Goodwill is not amortized but assessed at least annually for impairment, and any impairment is recognized in the period in which it is identified. In accordance with guidelines under the authoritative guidance for intangibles — goodwill and other (ASC 350), and consistent with established Company policy, an annual review for goodwill impairment as of September 30th is conducted. However, the Company determined that activities in the first quarter of 2010 including the PCA received from its regulators, the expiration of the Forbearance Agreement, and the decline in the Bank’s regulatory capital position to critically undercapitalized constituted triggering events requiring an interim goodwill impairment test. As a result of that test, the Company recorded a $21.0 million goodwill impairment for the three months ended March 31, 2010. The Company may be required to take goodwill impairment charges in the future.

MIDWEST BANC HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
NOTE 10 — OFF-BALANCE-SHEET RISK
     In the normal course of business and to meet financing needs of customers, the Company is a party to financial instruments with off-balance-sheet risk. Since many commitments to extend credit expire without being used, the amounts below do not necessarily represent future cash commitments. These financial instruments include lines of credit, letters of credit, and commitments to extend credit. These are summarized as follows as of March 31, 2010:

	Amount of Commitment Expiration Per Period
	Within			After
	1 Year	1-3 Years	4-5 Years	5 Years	Total
	(In thousands)
Lines of Credit:
Commercial real estate	$55,586	$7,701	$2,637	$3,916	$69,840
Home equity	24,686	23,085	34,098	21,675	103,544
Consumer	—	—	—	2,003	2,003
Commercial	139,235	714	2,142	10	142,101
Letters of credit	32,447	4,079	2,410	—	38,936
Commitments to extend credit	8,587	—	—	—	8,587

Total commitments	$260,541	$35,579	$41,287	$27,604	$365,011

     At March 31, 2010, commitments to extend credit included $6.2 million of fixed rate loan commitments. These commitments are due to expire within 30 to 90 days of issuance and have rates ranging from 5.00% to 6.75%. Substantially all of the unused lines of credit are at adjustable rates of interest.
     The Company had a reserve for losses on unfunded commitments of $2.4 million at March 31, 2010, up from $2.2 million at December 31, 2009.
     During the second quarter of 2009, the Company began deferring payment of dividends on the $84.8 million of Series T cumulative preferred stock. The dividends on the Series T cumulative preferred stock are recorded only when declared. On March 8, 2010, the U.S. Treasury exchanged the 84,784 shares of Series T preferred stock, having an aggregate approximate liquidation preference of $84.8 million, plus approximately $4.6 million in cumulative dividends not declared or paid on such preferred stock, for a new series of fixed rate cumulative mandatorily convertible preferred stock, Series G, with the same liquidation preference. The Series G cumulative amount of dividends not declared or paid totaled $286,000 as of March 31, 2010. See Note 17 — Preferred Stock and Warrant of the notes to the unaudited consolidated financial statements for more information.
     In the normal course of business, the Company is involved in various legal proceedings. In the opinion of management, any liability resulting from such proceedings would not have a material adverse effect on the Company’s financial position or results of operations.

MIDWEST BANC HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
NOTE 11 — FAIR VALUE
     The authoritative guidance for fair value measurement (ASC 820) defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between willing market participants on the measurement date. This guidance also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The guidance describes three levels of inputs that may be used to measure fair value:
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
     The Company’s available-for-sale investment securities are the only financial assets that are measured at fair value on a recurring basis; it does not hold any financial liabilities that are measured at fair value on a recurring basis. The fair values of available-for-sale securities are determined by obtaining either quoted prices on nationally recognized securities exchanges or matrix pricing, which is a mathematical technique used widely in the industry to value debt securities without relying exclusively on quoted prices for the specific securities but rather by relying on these securities’ relationship to other benchmark quoted securities. If quoted prices or matrix pricing are not available, the fair value is determined by an adjusted price for similar securities including unobservable inputs. The significant unobservable inputs include the underlying collateral’s ability to generate cash flows, incorporating the risks of default and loss of the underlying collateral. The cash flows are then discounted to arrive at fair value. The Company did not make any transfers of available-for-sale securities into or out of Level 1 or Level 2 during the three months ended March 31, 2010 and 2009.
     The fair values of the available-for-sale securities were measured using the following for the periods shown:

		Quoted Prices or	Significant	Significant
		Identical Assets in	Other Observable	Unobservable
	Total	Active Markets	Inputs	Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)
		(In thousands)
Assets at March 31, 2010:
Obligations of U.S. Treasury	$293,965	$—	$293,965	$—
Mortgage-backed securities:
U.S. government agencies — residential (1)	260,500	—	260,500	—
Equity securities of U.S. government-sponsored entities (2)	2,184	2,184	—	—
Corporate and other debt securities	10,970	—	4,010	6,960

Available-for-sale securities	$567,619	$2,184	$558,475	$6,960

Assets at December 31, 2009:
Obligations of U.S. Treasury	$310,947	$—	$310,947	$—
Mortgage-backed securities:
U.S. government agencies — residential (1)	256,275	—	256,275	—
U.S. government-sponsored entities — residential (3)	1,259	—	1,259	—
Equity securities of U.S. government-sponsored entities (2)	2,272	2,272	—	—
Corporate and other debt securities	10,721	—	3,700	7,021

Available-for-sale securities	$581,474	$2,272	$572,181	$7,021

(1)	Includes obligations of GNMA.

(2)	Includes issues from FNMA and FHLMC.

(3)	Includes obligations of FHLMC.

MIDWEST BANC HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
     The following is a summary of changes in the fair value of the corporate available-for-sale securities that were measured using significant unobservable inputs for the quarters ended March 31, 2010 and 2009:

	March 31,
	2010	2009
	(In thousands)
Beginning balance	$7,021	$8,433
Paydowns received	(51)	(39)
Total gains or losses (realized/unrealized):
Included in net loss	—	—
Included in other comprehensive loss	(10)	(1,375)

Ending balance	$6,960	$7,019

     The Company’s impaired loans that are measured using the fair value of the underlying collateral are measured on a non-recurring basis. Once a loan is identified as individually impaired, management measures impairment in accordance with the authoritative guidance for loan impairments (ASC 310-10-35). At March 31, 2010, $207.1 million of the total impaired loans were evaluated based on the fair value of the collateral compared to $201.0 million at December 31, 2009. The fair value of the collateral is determined by obtaining an observable market price or by obtaining an appraised value with management applying selling and other discounts to the underlying collateral value. If an appraised value is not available, the fair value of the impaired loan is determined by an adjusted appraised value including unobservable cash flows.
     Loans which are measured for impairment using the fair value of collateral, had a gross carrying amount of $207.1 million, with an associated valuation allowance of $67.4 million for a fair value of $139.7 million at March 31, 2010, and $201.0 million, with an associated valuation allowance of $69.5 million for a fair value of $131.5 million at December 31, 2009. The provision for credit losses for the three months ended March 31, 2010 included $61.0 million of specific allowance allocations for impaired loans.
     The Company’s goodwill is assessed at least annually, at September 30, for impairment, and any such impairment is recognized in the period it is identified. A goodwill impairment test also could be triggered between annual testing dates if an event occurs or circumstances change that would more likely than not reduce the fair value of goodwill below the carrying amount. In accordance with guidelines under the authoritative guidance for intangibles — goodwill and other (ASC 350), and consistent with established Company policy, a review for goodwill impairment as of March 31, 2010 was conducted with the assistance of a nationally recognized third party valuation specialist. As a result of that test, the Company recorded a $21.0 million goodwill impairment as of March 31, 2010.
     Assets measured at fair value on a non-recurring basis include impaired loans based on the fair value of the underlying collateral and goodwill as summarized below:

		Quoted Prices or	Significant	Significant
		Identical Assets in	Other Observable	Unobservable
	Total	Active Markets	Inputs	Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)
		(In thousands)
Assets at March 31, 2010:
Assets:
Impaired loans	$139,736	$—	$—	$139,736
Goodwill	43,862	—	—	43,862
Assets at December 31, 2009:
Assets:
Impaired loans	$131,485	$—	$—	$131,485
Goodwill	64,862	—	—	64,862

MIDWEST BANC HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
     The estimated fair values of the Company’s financial instruments were as follows:

	March 31, 2010		December 31, 2009
	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value
		(In thousands)
Financial assets
Cash and cash equivalents	$380,385	$380,385	$442,110	$442,110
Securities available-for-sale	567,619	567,619	581,474	581,474
Federal Reserve Bank and Federal Home Loan Bank stock	27,652	27,652	27,652	27,652
Loans, net of allowance for loan losses	2,042,156	2,037,805	2,191,519	2,137,263
Accrued interest receivable	8,399	8,399	8,584	8,584
Financial liabilities
Deposits
Noninterest-bearing	347,483	347,483	349,796	349,796
Interest-bearing	2,072,709	2,084,512	2,220,315	2,231,823
Revolving note payable	8,600	401	8,600	3,947
Securities sold under agreements to repurchase	297,650	333,411	297,650	329,298
Advances from Federal Home Loan Bank	340,000	367,265	340,000	366,277
Junior subordinated debentures	60,828	2,169	60,828	19,064
Subordinated debt	15,000	113	15,000	6,883
Term note payable	55,000	2,566	55,000	25,238
Accrued interest payable	8,610	5,139	7,798	7,798
     The remaining other assets and liabilities of the Company are not considered financial instruments and are not included in the above disclosures.
     The methods and assumptions used to determine fair values for each class of financial instrument are presented below.
     A test for goodwill impairment was conducted as of December 31, 2009, and March 31, 2010 with the assistance of a nationally recognized third party valuation specialist. In Step 2 of that test, the Company estimated the fair value of assets and liabilities in the same manner as if a purchase of the reporting unit was taking place from a market participant perspective. Management worked closely with the third party valuation specialist throughout the valuation process, provided necessary information and reviewed and approved the methodologies, assumptions and conclusions. These results serve as the basis for the Company’s fair value estimates noted in the table above.
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
     The carrying amount is equivalent to the estimated fair value for cash and cash equivalents, Federal Reserve Bank and Federal Home Loan Bank stock, and accrued interest receivable and payable, except for the accrued interest payable on the junior subordinated debentures and credit agreements which are valued in the same manner as the related borrowings. The fair values of securities are determined by obtaining either quoted prices on nationally recognized securities exchanges or matrix pricing. The Company selected the income approach for performing loans, retail certificates of deposit, and borrowings. The Company estimated discounted fair values separately for nonaccrual loans and loans 60-89 days past due and accruing. The income approach was deemed appropriate for the assets and liabilities noted above due to the limited current comparable market transaction data available.

MIDWEST BANC HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
     In computing estimated fair value, performing loans were broken into fixed and variable components, floors and collateral coverage ratios were considered, and appropriate comparable market discount rates were used to compute fair values using a discounted cash flow approach. For nonperforming loans, a 33% discount was applied to nonaccrual loans based upon recent Company loss experience and a 10% discount was applied to loans 60-89 days past due and accruing.
     The fair values of the Company’s liabilities were estimated using: price estimates from a nationally known dealer for securities sold under repurchasing agreements, market price quotes from the Federal Home Loan Bank of Chicago (“FHLBC”) on FHLBC advances, discounted cash flows for the time and brokered deposits, a weighted combination of the fair value assuming conversion to common stock at a discount and a liquidation scenario for all correspondent bank debt and a weighted combination of discounted cash flows reflecting the effects of credit spreads and a liquidation scenario value estimate for the junior subordinated debentures.
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
NOTE 12 — STOCK COMPENSATION AND RESTRICTED STOCK AWARDS
     Under the Company’s Stock and Incentive Plan (the “Plan”), officers, directors, and key employees may be granted incentive stock options to purchase the Company’s common stock at no less than 100% of the market price on the date the option is granted. Options can be granted to become exercisable immediately or after a specified vesting period or may be issued subject to performance targets. In all cases, the options have a maximum term of ten years. The Plan also permits the issuance of nonqualified stock options, stock appreciation rights, restricted stock, and restricted stock units. The Plan authorizes a total of 3,900,000 shares for issuance. There are 1,687,823 shares remaining for issuance under the Plan at March 31, 2010. It is the Company’s policy to issue new shares of its common stock in conjunction with the exercise of stock options or grants of restricted stock.
     No employee stock options were exercised during the first quarter of 2010. Total employee stock options outstanding at March 31, 2010 were 496,388 with exercise prices ranging between $1.15 and $22.03, with a weighted average exercise price of $8.11, and expiration dates between 2010 and 2019. At March 31, 2010, 228,875 options were exercisable at a weighted average exercise price per share of $15.00.
     Information about option activity follows:

		Weighted Average	Weighted Average
	Number of	Exercise Price	Grant- Date Fair
	Options	Per Share	Value Per Share
Outstanding at December 31, 2009	540,626	$8.02	$2.89
Forfeited	(44,238)	6.99	2.65

Outstanding at March 31, 2010	496,388	8.11	2.91

     Employee compensation expense for stock options previously granted was recorded in the consolidated statements of operations based on the grant’s vesting schedule. Forfeitures of stock option grants are estimated for those stock options where the requisite service is not expected to be rendered. The grant-date fair value for each grant was calculated using the Black-Scholes option pricing model. No options have been granted in 2010.

MIDWEST BANC HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
     Employee compensation expense related to stock options was $13,000 and $14,000 for the three months ended March 31, 2010 and 2009, respectively. The total compensation cost related to nonvested stock options not yet recognized was $95,000 at March 31, 2010 and the weighted average period over which this cost is expected to be recognized is 22 months.
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
     For the three months ended March 31, 2010 and 2009, the Company recognized $124,000 and $366,000, respectively, in compensation expense related to the restricted stock grants. The total compensation cost related to nonvested restricted shares not yet recognized was $966,000 at March 31, 2010 and the weighted average period over which this cost is expected to be recognized is 29 months.
     Information about restricted share grants follows:

	Number of	Weighted Average
	Restricted	Grant-Date Fair Value
	Shares	Per Share
Outstanding at December 31, 2009	679,648	$8.65
Granted	25,000	0.39
Vested	(25,000)	0.39
Forfeited	(18,564)	11.77

Outstanding at March 31, 2010	661,084	8.56

NOTE 13 — SUPPLEMENTAL EXECUTIVE RETIREMENT PLAN
     The Company and various members of senior management have entered into a Supplemental Executive Retirement Plan (“SERP”). The SERP is an unfunded plan that provides for guaranteed payments, based on a percentage of the individual’s final salary, for 15 years after age 65. The benefit amount is reduced if the individual retires prior to age 65.
     The SERP agreements with employees constituted a pension plan under the authoritative guidance for compensation — retirement plans (ASC 715). The objective of this guidance is to recognize the compensation cost of pension benefits (including prior service cost) over that employee’s approximate service period. Included in salaries and benefits expense in the statements of operations was $317,000 and $319,000 of expense related to the SERP for the three months ended March 31, 2010 and 2009, respectively.
     The following is a summary of changes in the benefit obligation on the consolidated balance sheet for the three months ended March 31, 2010 (in thousands):

Beginning balance	$6,455
Service cost	202
Interest cost	91
Distributions	(54)

Ending balance	$6,694

     The prior service cost amortization expense for the three months ended March 31, 2010 was $24,000.

MIDWEST BANC HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
NOTE 14 — INCOME TAXES
     The difference between the provision for income taxes in the consolidated financial statements and amounts computed by applying the current federal statutory income tax rate of 35% to income before income taxes is reconciled as follows:

	Three Months Ended March 31,
	2010		2009
		(In thousands)
Income taxes computed at the statutory rate	$(36,416)	35.0%	$(3,611)	35.0%
Tax-exempt interest income on securities and loans	(15)	—	(229)	2.2
General business credits	(147)	0.1	(609)	5.9
State income taxes, net of federal tax benefit due to state operating loss	(3,615)	3.5	(523)	5.1
Life insurance cash surrender value increase, net of premiums	—	—	(293)	2.8
Goodwill impairment	7,350	(7.1)	—	—
Valuation allowance	36,885	(35.4)	—	—
Nondeductible costs and other, net	(208)	0.2	269	(2.6)

Provision for (benefit from) income taxes	$3,834	(3.7)%	$(4,996)	48.4%

     The Company recognizes interest related to unrecognized tax benefits and penalties, if any, in income tax expense.
     During the first quarter of 2010, the Company recorded a total tax expense of $3.8 million. This expense relates primarily to an adjustment made to the previously established valuation allowance against the net deferred tax asset as a result of the expected inability to determine it was “more likely than not” deferred tax assets related to available tax planning strategies would be utilized in the future. The effective tax rate utilized for the first quarter of 2010 was based on actual year-to-date results. Where there is substantial uncertainty regarding the use of annual effective tax rate, the year-to-date results may be used as the estimate of the annual rate.
     The Company increased the total valuation allowance against its existing net deferred tax assets to $155.0 million during the first quarter of 2010 from $119.8 million as of December 31, 2009. The valuation allowance includes $1.3 million recorded in accumulated other comprehensive loss, fully offsetting deferred taxes which were established for securities available-for-sale and for the SERP program. The Company’s primary deferred tax assets relate to its allowance for loan losses, net operating losses and impairment charges relating to FNMA and FHLMC preferred stock holdings. Under generally accepted accounting principles, a valuation allowance is required to be recognized if it is “more likely than not” that such deferred tax assets will not be realized. In making that determination, management is required to evaluate both positive and negative evidence including recent historical financial performance, forecasts of future income, tax planning strategies and assessments of the current and future economic and business conditions. The Company performs and updates this evaluation on a quarterly basis.
     In conducting its regular quarterly evaluation, the Company made a determination to fully offset its net deferred assets with a valuation allowance. The existing deferred tax benefits may not be fully realized due to statutory limitations on their utilization based on the Company’s planned capital restructuring. Utilization of tax planning strategies can no longer serve to ensure the benefits of the deferred tax assets are even partially realized.
     The Internal Revenue Service and the Illinois Department of Revenue are currently auditing the Company for various years. In addition, both are currently reviewing certain previously acquired entities for pre-acquisition years. The Company is responsible for all income taxes related to acquired entities including periods prior to their acquisition. The Company does not anticipate any adjustments as a result of these audits that would result in significant change to its financial position.
     Years that remain subject to examination include 2006 to present for federal, Illinois, and Indiana. For various acquired entities, years that remain subject to examination include 2006 to present for federal and 2005 to present for Illinois.

MIDWEST BANC HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
NOTE 15 — LOSS PER SHARE
     The following is a summary of the loss per share computation:

	Three Months Ended
	March 31,
	2010	2009
	(In thousands, except per share data)
Net loss	$(107,881)	$(5,320)
Less:
Series A preferred stock dividends (1)	3,030	836
Series T preferred stock dividends (2)	822	1,059
Series T discount accretion	182	228
Series G preferred stock dividends (3)	286	—

Total preferred stock dividends and premium accretion	4,320	2,123

Income allocated to participating securities (4)	—	—

Net loss available to common stockholders	$(112,201)	$(7,443)

Basic
Weighted average common shares outstanding	35,484	27,925

Basic loss per share	$(3.16)	$(0.27)

Diluted (5)
Weighted average common shares outstanding	35,484	27,925

Diluted loss per share	$(3.16)	$(0.27)

(1)	Represents the inducement premium for the exchange of 14,149 shares in the first quarter of 2010.

(2)	Includes $542 and $822 in cumulative dividends not declared or paid in first quarter of 2010 and 2009, respectively.

(3)	Represents cumulative dividends not declared or paid.

(4)	No adjustment for unvested restricted shares was included in the computation of net loss available to common stockholders for any period there was a loss.

(5)	No dilutive shares from stock options, restricted stock, or warrant were included in the computation of diluted loss per share as a result of the net loss both in 2010 and 2009.
     Options to purchase 496,388 shares at a weighted average exercise price of $8.11 and 649,477 shares at a weighted average exercise price of $8.55 were not included in the computation of diluted loss per share for the three months ended March 31, 2010 and 2009, respectively, because the option exercise prices were greater than the average market price of the common stock and the options were, therefore, anti-dilutive. At March 31, 2010 and 2009, the warrant to purchase 4,282,020 shares at an exercise price of $0.3074 and $2.97, respectively, was not included in the computation of diluted loss per share because the warrant’s exercise price was greater than the average market price of common stock and was, therefore, anti-dilutive. The computation of diluted loss per share did not include 661,084 and 627,139 shares of restricted stock because of the anti-dilutive effect for the three months ended March 31, 2010 and 2009, respectively. Because of their anti-dilutive effect, the shares that would be issued if the Series A noncumulative redeemable convertible perpetual preferred stock were converted are not included in the computation of diluted earnings per share for the three months ended March 31, 2010 and 2009.

MIDWEST BANC HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
NOTE 16 — CREDIT AGREEMENTS
     The Company’s credit agreements with a correspondent bank at March 31, 2010 and December 31, 2009 consisted of a revolving line of credit, a term note loan, and a subordinated debenture in the amounts of $8.6 million, $55.0 million, and $15.0 million, respectively.
     The revolving line of credit had a maximum availability of $8.6 million, an outstanding balance of $8.6 million as of March 31, 2010, an interest rate of one-month LIBOR plus 455 basis points with an interest rate floor of 7.25%, and matured on July 3, 2009. The term note had an interest rate of one-month LIBOR plus 455 basis points at March 31, 2010 and matures on September 28, 2010. The subordinated debt had an interest rate of one-month LIBOR plus 350 basis points at March 31, 2010, matures on March 31, 2018, and generally qualifies as a component of Tier 2 capital, although the amount of subordinated debt included in Tier 2 capital was restricted to $2.5 million as of December 31, 2009 and $0 as of March 31, 2010. See Note 18 — Capital Requirements of the notes to the unaudited consolidated financial statements for further information.
     At September 30, 2009, the Company was in violation of the financial, regulatory capital, and nonperforming loan covenants contained in the revolving line of credit and term note. The Company did not make a required $5.0 million principal payment on the term note due on July 1, 2009 under a covenant waiver for the third quarter of 2008. On July 8, 2009, the lender advised the Company that such non-compliance constituted a continuing event of default under the loan agreements. The Company’s decision not to make the $5.0 million principal payment, together with its previously announced decision to suspend the dividends on its Series A preferred stock and defer the dividends on its Series T preferred stock and interest payments on its trust preferred securities, were made in order to retain cash and preserve liquidity and capital at the holding company.
     The revolving line of credit matured on July 3, 2009, and the Company did not pay to the lender all of the aggregate outstanding principal on such date. The failure to make such payment constituted an additional event of default under the credit agreements.
     As a result of the occurrence and the continuance of events of default, the lender notified the Company that, as of July 8, 2009, the interest rate on the revolving line of credit increased to the then current default interest rate of 7.25%, which represents the current interest rate floor, and the interest rate under the term note increased to the default interest rate of 30 day LIBOR plus 455 basis points. The Company also did not make required $5.0 million principal payments on the term note due on October 1, 2009 and January 4, 2010 under the third quarter 2008 covenant waiver.
     As a result of not making the required payments and the continuance of the events of default, the lender possesses certain rights and remedies, including the ability to demand immediate payment of amounts due totaling $63.6 million plus accrued interest or foreclose on the collateral supporting the credit agreements, being 100% of the stock of the Bank.
     On October 22, 2009, the Company entered into a forbearance agreement with its lender that provided for a forbearance period through March 31, 2010. The Forbearance Agreement has expired as of March 31, 2010, and the lender can now demand payment at any time. See Note 3 — Forbearance Agreement of the notes to the unaudited consolidated financial statements.

MIDWEST BANC HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
NOTE 17 — PREFERRED STOCK AND WARRANT
     Exchange Transaction with the U.S. Treasury. On March 8, 2010, the U.S. Treasury exchanged the 84,784 shares of Series T preferred stock, having an aggregate approximate liquidation preference of $84.8 million, plus approximately $4.6 million in cumulative dividends not declared or paid on such preferred stock, for a new series of fixed rate cumulative mandatorily convertible preferred stock, Series G, with the same liquidation preference. The warrant dated December 5, 2008, to purchase 4,282,020 shares of common stock was also amended to re-set the exercise price to $0.3074. The U.S. Treasury has the ability to convert the new preferred stock into the Company’s common stock at any time. In addition, the Company can compel a conversion of the new preferred stock into common stock, subject to the following conditions: (i) the Company receives appropriate approvals from the Federal Reserve; (ii) approximately $78.6 million principal amount of the Company’s revolving, senior, and subordinated debt shall have previously been converted into common stock on terms acceptable to the U.S. Treasury, in its sole discretion; (iii) the Company shall have completed a new cash equity raise of not less than $125 million on terms acceptable to the U.S. Treasury, in its sole discretion; and (iv) the Company has made the anti-dilution adjustments to the new preferred stock, if any, as required by the terms thereof. Unless earlier converted, the new preferred stock converts automatically into shares of the Company’s common stock on March 8, 2017.
     Series A Exchange Offer. On January 25, 2010, the Company successfully completed its offer (the “Series A Exchange Offer”) to exchange shares of its common stock for outstanding depositary shares, $25.00 liquidation amount per share, each representing a 1/100th fractional interest in a share of the Company’s Series A preferred stock. The exchange ratio was 7.0886 shares of common stock for each depositary share of the Series A preferred stock. The Company accepted for exchange 1,414,941 depositary shares, representing approximately 82% of the 1,725,000 depositary shares outstanding prior to the Series A Exchange Offer. The Series A Exchange Offer generated approximately $35.4 million of additional common equity. The Company issued 10,029,946 shares of common stock for the 1,414,941 shares tendered in the exchange. The remaining 310,059 depositary shares outstanding have an aggregate liquidation preference of approximately $7.8 million.
     In addition, on January 21, 2010, the holders of the Company’s depositary shares approved proposals to amend the Company’s charter to eliminate certain rights with respect to dividends on the Series A preferred stock, dividends on preferred stock generally, and the election of directors and the proposal to authorize the issuance of senior preferred stock to the U.S. Treasury, should such transaction be consummated. The proposals to eliminate the Series A preferred stock rights regarding dividends, dividends on preferred stock generally, and the election of directors were approved by the Company’s common stockholders at a special meeting of the holders of the Company’s common stock held on March 2, 2010. On April 6, 2010, the U.S. Treasury, as holder of the Series G preferred stock, approved a charter amendment relating to the payment of dividends on preferred stock.

MIDWEST BANC HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
NOTE 18 — CAPITAL REQUIREMENTS
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
     Quantitative measures established by regulation to ensure capital adequacy require banks and bank holding companies to maintain minimum amounts and ratios of total capital to risk-weighted assets, Tier 1 capital to risk-weighted assets and Tier 1 capital to average assets. If a bank does not meet these minimum capital requirements, as defined, bank regulators can initiate certain actions that could have a direct material adverse effect on the bank’s financial condition and ongoing operations. As of March 31, 2010, the Company and the Bank did not meet all capital adequacy requirements to which they were subject.
     On December 18, 2009, the Company and the Bank entered into the Written Agreement with the Federal Reserve Bank and the Illinois Division of Banking. Effective on March 30, 2010, the Bank consented to the PCA issued by the Board of Governors of Federal Reserve System. See Note 1 — Regulatory Actions of the notes to the unaudited consolidated financial statements.
     As of March 31, 2010, the most recent Federal Reserve Bank notification categorized the Bank as critically undercapitalized under the regulatory framework for prompt corrective action. To be categorized as adequately capitalized, banks must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios. See Note 1 — Regulatory Actions of the notes to the unaudited consolidated financial statements.

MIDWEST BANC HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
     The risk-based capital information for the Company is as follows:

	March 31,	December 31,
	2010	2009
	(In thousands)
Risk-weighted assets	$2,152,291	$2,316,607
Average assets for leverage capital purposes	3,300,267	3,467,651

Capital components:
Stockholders’ (deficit) equity	$(49,485)	$56,476
Guaranteed trust preferred securities	—	21,432
Core deposit intangibles, net	(11,836)	(12,391)
Goodwill	(43,862)	(64,862)
Disallowed deferred tax assets	—	(3,438)
Prior service cost and decrease in projected benefit obligation	(23)	1
Unrealized losses on securities	3,867	8,297
Unrealized losses on equity securities	(565)	(478)

Tier 1 capital	$(101,904)	$5,037

Includible allowance for loan losses	28,358	30,218
Guaranteed trust preferred securities	59,000	37,568
Qualifying subordinated debt	—	2,519

Tier 2 capital	$87,358	$70,305

Allowable Tier 2 capital	$—	$5,037

Total risk-based capital	$(101,904)	$10,074

MIDWEST BANC HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
     Capital levels and minimum required levels:

	At March 31, 2010
					To Be Adequately
					Capitalized Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
			(Dollars in thousands)
Total Capital (to risk-weighted assets) Company	$(101,904)	(4.7)%	$172,183	8.0%	n/a	n/a
Bank	61,339	2.9	171,524	8.0	$171,524	8.0%
Tier 1 Capital (to risk-weighted assets) Company	(101,904)	(4.7)	86,092	4.0	n/a	n/a
Bank	33,083	1.5	85,762	4.0	85,762	4.0
Tier 1 Capital (to average assets for leverage capital purposes) Company	(101,904)	(3.1)	132,011	4.0	n/a	n/a
Bank	33,083	1.0	131,631	4.0	131,631	4.0

	At December 31, 2009
					To Be Adequately
					Capitalized Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
			(Dollars in thousands)
Total Capital (to risk-weighted assets) Company	$10,074	0.4%	$185,329	8.0%	n/a	n/a
Bank	148,062	6.4	184,899	8.0	$184,899	8.0%
Tier 1 Capital (to risk-weighted assets) Company	5,037	0.2	92,664	4.0	n/a	n/a
Bank	117,911	5.1	92,450	4.0	92,450	4.0
Tier 1 Capital (to average assets for leverage capital purposes) Company	5,037	0.1	138,706	4.0	n/a	n/a
Bank	117,911	3.4	138,482	4.0	138,482	4.0
NOTE 19 — SUBSEQUENT EVENTS
     The Company has performed an evaluation of events that have occurred subsequent to March 31, 2010. There have been no subsequent events that occurred during such period that would require disclosure in this Form 10-Q, other than those that are described in Note 1 — Regulatory Actions and Note 2 — Regulatory Capital or would be required to be recognized in the Consolidated Financial Statements as of or for the three months ended March 31, 2010.

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
Critical Accounting Policies and Estimates
     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. By their nature, changes in these assumptions and estimates could significantly affect the Company’s financial position or results of operations. Actual results could differ from those estimates. Those critical accounting policies that are of particular significance to the Company are discussed in Item 7 of the Company’s 2009 Annual Report on Form 10-K.
Recent Developments
     Regulatory Capital: As of March 31, 2010, the most recent Federal Reserve Bank notification categorized the Bank as critically undercapitalized under the regulatory framework for prompt corrective action.
     Effective on March 30, 2010, as a result of the Bank’s then significantly undercapitalized status, the Bank consented to the issuance of a Prompt Corrective Action Directive (“PCA”) by the Board of Governors of the Federal Reserve System. The PCA provides that the Bank, in conjunction with the Company, must within 45 days of March 30, 2010, i.e. by May 13, 2010 (the “PCA Deadline”) either: (i) increase the Bank’s capital so that it becomes adequately capitalized; (ii) enter into and close on an agreement to sell the Bank subject to regulatory approval and customary closing conditions; or (iii) take other necessary measures to make the Bank adequately capitalized. The Company does not expect that it will be able to satisfy the capital requirement set forth in the PCA by the PCA Deadline. If the Company is unable to satisfy such requirement by the PCA Deadline, the Company believes it is likely that its bank regulators would place the Bank into Federal Deposit Insurance Corporation’s (“FDIC”) receivership. The Bank represents substantially all of the Company’s assets. If the Bank were to be seized, the Company expects its remaining liabilities would exceed its assets.
     The PCA also prohibits the Bank from making any capital distributions, including dividends and from soliciting and accepting new deposits bearing an interest rate that exceeds the prevailing effective rates on deposits of comparable amounts and maturities in the Bank’s market area. On April 30, 2010, the Bank submitted to the Federal Reserve Bank a plan and timetable for conforming the rates of interest paid on existing non-time deposit accounts to these levels as required under the PCA.
     The PCA also subjects the Bank to other operating restrictions, including payment of bonuses to senior executive officers and increasing their compensation, restrictions on asset growth and branching, and ensuring that all transactions between the Bank and any affiliates comply with Section 23A of the Federal Reserve Act. The Bank was already in compliance with certain of these guidelines as the Bank was significantly undercapitalized at the time of the PCA. For example, the Bank has been complying with the FDIC’s rules relating to the payment of interest on deposits. The Company and the Bank continue to be subject to the Written Agreement entered into with the Federal Reserve Bank and the Illinois Division of Banking in December 2009.
     If the Company fails to promptly improve the Bank’s regulatory capital ratios, the Company may become subject to a voluntary or involuntary bankruptcy filing. In addition, the Company believes it is likely that the Bank would be placed into FDIC receivership by its regulators or acquired by a third party in a transaction in which the Company receives no value for its interest in the Bank. Such a transaction would not likely have an impact on the operations of the Bank or its customers, and customer deposits would continue to be subject to FDIC insurance. Any of such events, however, would be expected to result in a loss of all of the value of the Company’s outstanding securities.

     As disclosed in previous documents filed with the Securities and Exchange Commission, the Company and the Bank entered into a written agreement (the “Written Agreement”) with the Federal Reserve Bank and the Illinois Department of Financial and Professional Regulation, Division of Banking (the “Illinois Division of Banking”) on December 18, 2009, that is intended to strengthen the Bank and improve the Company’s overall financial condition.
     Pursuant to the terms of the Written Agreement, the Company and the Bank were required, within 60 days of the date of the Written Agreement, to submit an acceptable written plan to the regulators to maintain sufficient capital at the Company, on a consolidated basis, and at the Bank on a standalone basis. On March 25, 2010, the Company and the Bank were notified by the Federal Reserve Bank that the Bank’s capital plan, was not accepted. According to the Federal Reserve Bank, the plan was not accepted because, among other things, the Company has not yet raised $125 million of new equity, which is a condition to the Company’s ability to convert to common stock the new convertible preferred stock, Series G, that the Company issued to the U.S. Department of the Treasury (the “U.S. Treasury”) in March 2010 in exchange for all outstanding preferred stock, Series T, previously held by the U.S. Treasury.
     Forbearance Agreement: On October 22, 2009, the Company entered into a Forbearance Agreement with its lender pursuant to which, among other things, the lender agreed to forbear from exercising the rights and remedies available to it as a consequence of certain existing events of default under the Company’s loan agreements (the “Loan Agreements”) through March 31, 2010 (the “Forbearance Agreement”). The Forbearance Agreement expired on March 31, 2010, and as a result, the lender could declare all amounts owed under the Loan Agreements immediately due and payable. Should the lender demand payment, the Company would be unable to repay the amounts due. As a result, the lender could, among other remedies, foreclose on outstanding shares of the Bank’s capital stock, which would have a material adverse effect on the Company’s business, operations and ability to continue as a going concern and could result in a loss of all or a substantial portion of the value of the Company’s outstanding securities. Management of the Company continues in its efforts to restructure the Company’s outstanding credit agreements with its primary lender.
     Although the lender has the right to foreclose on the common stock of the Bank, the Company has not received any indication from the lender through the date of this filing that it intends to exercise its rights to foreclose. Should the lender exercise such rights, the Bank could become a wholly-owned subsidiary of the lender or another potential buyer, through a sale of the collateral by the lender. Such a transaction would not likely have a significant impact on the operations of the Bank or its customers, and customer deposits would continue to be subject to FDIC insurance. If such actions were taken by the lender to exercise its rights to the collateral, the Company’s ability to continue to generate sufficient cash flows to fund its operations and obligations would be significantly limited, which may force the Company into bankruptcy. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Borrowings.” Upon the expiration of the forbearance period on March 31, 2010, the principal and interest payments that were due under the revolving line of credit and the term note became due and payable, along with such other amounts as may have become due during the forbearance period. The Company is not currently able to meet any demands for payment of amounts due. If the Company is unable to renegotiate, renew, replace or expand its sources of financing on acceptable terms, it will have a material adverse effect on the Company’s business and results of operations. See Note 4 — Basis of Presentation, Going Concern of the notes to the unaudited consolidated financial statements.
     Capital Plan: As previously announced in 2009, the Company developed a detailed capital plan (the “Capital Plan”) in order to, among other things, increase the Company’s common equity capital and raise additional capital. During the first quarter of 2010, the Company exchanged approximately 82% of its outstanding depositary shares representing interests in the Company’s Series A preferred stock for newly issued shares of common stock, thereby increasing the Company’s common equity capital, and exchanged all outstanding shares of the U.S. Treasury’s Series T preferred stock for shares of a new class of convertible preferred stock, Series G, which improved the Company’s common equity capital and provides an opportunity to further increase the Company’s common equity if certain conditions are met. One of these conditions is the raising of $125 million of new equity by the Company. See Note 17 — Preferred Stock and Warrant of the notes to the unaudited consolidated financial statements for more information.
     Raising new equity capital is also required by the Company’s and the Bank’s regulators pursuant to recent actions taken by such regulators, as more fully described in Note 1 — Regulatory Actions of the notes to the unaudited consolidated financial statements. The Company has not received any commitment for a new equity capital investment and presently believes it is unlikely that it will be able to raise a sufficient amount of new equity capital prior to the PCA Deadline, on acceptable terms or at all. If the Company does not promptly raise a sufficient amount of new equity capital or, alternatively, execute another strategic initiative, the Company may become subject to a voluntary or involuntary bankruptcy filing, and the Company believes it is likely that the Bank would be placed into FDIC receivership by its regulators, or would be acquired by a third party in a transaction in which the Company receives no value for its interest in the Bank. Any such event could be expected to result in a loss of all of the value of the Company’s outstanding securities.
     Going Concern: The consolidated financial statements of the Company have been prepared assuming that the Company will continue as a going concern. The Company incurred net losses of $107.9 million and $242.7 million for the three months ended March 31, 2010 and year ended December 31, 2009, respectively. The losses are primarily due to provisions for credit losses, goodwill impairment charges, and tax charges related to a valuation allowance on deferred tax assets. Due to the resulting deterioration in capital levels of the Company and the Bank, combined with (i) the uncertainty as to the Company’s ability to raise sufficient amounts of new equity capital, (ii) recent regulatory actions with respect to the Company and the Bank, and (iii) the Company’s inability to repay amounts owed under its loan agreements with its primary lender if the primary lender were to declare the amounts outstanding thereunder immediately due and payable, there is substantial doubt about the Company’s ability to continue as a going concern.
     The Company’s independent registered public accounting firm has included in its report on the Company’s consolidated financial statements for the year ended December 31, 2009 an explanatory paragraph with respect to the substantial doubt as to the Company’s ability to continue as a going concern. Management’s plans to address the Company’s ability to continue as a going concern are described in detail in Note 1 — Regulatory Actions of the notes to the unaudited consolidated financial statements. The Company’s financial statements do not include any adjustments that might result from the outcome of this uncertainty.
     Existence of substantial doubt as to the Company’s ability to continue as a going concern will have a material adverse impact on the Company and the Bank’s business, financial condition and results of operations and the ability to raise necessary new equity capital. Moreover, relationships with third parties with whom the Company and the Bank do business or on whom they rely, including depositors (particularly those with deposit accounts in excess of FDIC insurance limits), customers and clients, vendors, employees and financial counter-parties could be significantly adversely impacted because these individuals and entities may react adversely to events leading to the conclusion that there is substantial doubt about the Company’s ability to continue as a going concern, making it more difficult for the Company to address the issues giving rise to the substantial doubt about its ability to continue as a going concern.
     Liquidity — Bank: The Bank depends on deposits to provide sufficient liquidity to meet its commitments and business needs and to accommodate the transaction and cash management needs of its clients, including funding loans. The Bank also must have sufficient funds available to satisfy its obligation to repay any wholesale borrowings it has outstanding, including brokered deposits and other obligations, when they come due. Although management currently believes the Bank has the ability and the available liquidity to meet its near-term potential and actual obligations, if in the future additional cost-effective funding is not available on terms satisfactory to the Bank or at all, the Bank may not be able to meet its funding obligations, which could adversely affect the Company’s results of operations. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity.”
     Liquidity — Company: As a holding company without independent operations, the Company’s liquidity (on an unconsolidated basis) is primarily dependent upon the Company’s ability to raise debt or equity capital from third parties and the receipt of dividends from its operating subsidiary. The Company is currently in default under its Loan Agreements with its primary lender, and its revolving credit facility has matured and is no longer available. Despite its recent efforts to obtain new equity capital, the Company has not yet obtained a commitment for new equity capital. As a result of recent regulatory actions, the Company’s principal operating subsidiary, the Bank, is prohibited from paying any dividends or making any loans to the Company. At May 12, 2010, the Company’s cash and cash equivalents, on an unconsolidated basis amounted to approximately $3.4 million. Presently, the Company does not have sufficient liquidity on an unconsolidated basis to meet its short-term obligations, which include the approximately $63.6 million in outstanding debt upon which its lender could demand immediate payment. Assuming continued receipt of management fees from the Bank, which are subject to approval of the Bank’s regulators, the Company believes that, if the lender does not exercise its right to demand payment of amounts owed under the Loan Agreements, that it has the minimum level of liquidity needed to meet its near-term commitments. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity.”
     Goodwill Impairment; Deferred Tax Asset Valuation Allowance: The events and changes in circumstances noted above represent trigger events under the authoritative guidance, indicating potential impairment of goodwill. During the first quarter ended March 31, 2010, the Company assessed the carrying value of goodwill and, as a result of that assessment, recognized a $21.0 million impairment. As of March 31, 2010, the carrying amount of goodwill was $43.9 million. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Goodwill.”

     Also during the quarter ended March 31, 2010, the Company assessed its remaining deferred tax assets and determined they were not “more likely than not” realizable. Thus, the Company recognized an impairment of $36.9 million in the quarter ended March 31, 2010. See Note 14 — Income Taxes of the notes to the unaudited consolidated financial statements.
     Repurchase Agreements: The agreements with one of the Bank’s repurchase agreement counterparties could permit that counterparty to terminate the repurchase agreements if the Bank does not maintain its well-capitalized status. Because the Bank is currently not well-capitalized, the counterparty could exercise its option to terminate one or more of these repurchase agreements prior to maturity. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Deposits and Borrowed Funds.”
Accounting Pronouncements
     In January 2010, the Financial Accounting Standards Board (“FASB”) issued an Accounting Standards Update (“ASU”) to authoritative guidance on improving disclosures about fair value measurements (ASU 2010-6). This guidance requires new disclosures for transfers in and out of Levels 1 and 2 and the reasons for the transfers as well as an additional breakout of asset and liability categories. This guidance is effective for interim and annual reporting periods beginning after December 15, 2009. The adoption of this guidance did not have a material effect on the Company’s consolidated results of operations or consolidated financial position. This guidance also requires purchases, sales, issuances and settlements to be reported separately in the summary of changes in Level 3 fair value measurements. This additional guidance is effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years.
     In February 2010, the FASB amended its Accounting Standards Codificationtm (“ASC”) that establish principles and requirements for subsequent events (ASC 855) to clarify that an SEC filer is not required to disclose the date through which subsequent events have been evaluated in the financial statements (ASU 2010-09). The adoption of this guidance did not have a material effect on the Company’s consolidated results of operations or consolidated financial position. See Note 19 — Subsequent Events of the notes to the unaudited consolidated financial statements for more information.
     In June 2009, the FASB issued authoritative guidance establishing accounting and reporting standards for transfers and servicing of financial assets and also establishing the accounting for transfers of servicing rights (ASC 860). This guidance eliminates the concept of a qualifying special-purpose entity and introduces the concept of a “participating interest,” which will limit the circumstances where the transfer of a portion of a financial asset will qualify as a sale, assuming all other derecognition criteria are met. This guidance also clarifies and amends the derecognition criteria for determining whether a transfer qualifies for sale accounting as well as requires additional disclosures. These additional disclosures are intended to provide greater transparency about a transferor’s continuing involvement with transferred assets. The adoption of this guidance on January 1, 2010 did not have a material effect on the Company’s consolidated results of operations or consolidated financial position .
     In June 2009, the FASB issued authoritative guidance which eliminates the quantitative approach previously required for determining the primary beneficiary of a variable interest entity (ASC 810). If an enterprise is required to consolidate an entity as a result of the initial application of this standard, it should describe the transition method(s) applied and shall disclose the amount and classification in its statement of financial position of the consolidated assets or liabilities by the transition method(s) applied. If an enterprise is required to deconsolidate an entity as a result of the initial application of this standard, it should disclose the amount of any cumulative effect adjustment related to deconsolidation separately from any cumulative effect adjustment related to consolidation of entities. The adoption of this guidance on January 1, 2010 did not have a material effect on the Company’s consolidated results of operations or consolidated financial position.

Selected Consolidated Financial Data
     The following table sets forth certain selected consolidated financial data.

At or For the Three Months Ended
March 31,	December 31,
2010	2009	2009
(Dollars in thousands, except per share data)
Statement of Operations Data:
Total interest income	$30,677	$42,266	$32,445
Total interest expense	16,172	21,164	17,673

Net interest income	14,505	21,102	14,772
Provision for credit losses (1)	77,050	13,253	98,750
Noninterest income	2,490	3,343	2,835
Noninterest expense	43,992	21,508	38,537

Loss before income taxes	(104,047)	(10,316)	(119,680)
Provision for (benefit from) income taxes	3,834	(4,996)	(21)

Net loss	$(107,881)	$(5,320)	$(119,659)
Preferred stock dividends and premium accretion	4,320	2,123	1,355

Net loss available to common stockholders	$(112,201)	$(7,443)	$(121,014)

Per Common Share Data:
Loss per share (basic)	$(3.16)	$(0.27)	$(4.30)
Loss per share (diluted)	(3.16)	(0.27)	(4.30)
Cash dividends declared on common stock	—	—	—
Book value at end of period	(1.84)	6.38	(2.39)
Tangible book value at end of period (non-GAAP measure) (2)	(3.30)	3.05	(5.14)
Selected Financial Ratios:
Return on average assets (3)	(13.05)%	(0.59)%	(13.39)%
Return on average equity (4)	NM	(7.12)	(301.80)
Dividend payout ratio	—	—	—
Average equity to average assets	0.94	8.30	4.44
Tier 1 risk-based capital	(4.73)	7.39	0.22
Total risk-based capital	(4.73)	9.16	0.43
Net interest margin (taxable-equivalent basis) (5)(6)	1.78	2.63	1.74
Loan to deposit ratio	90.26	101.85	90.28
Net overhead expense to average assets (7)	5.02	2.02	4.01
Efficiency ratio (8)	250.95	83.02	198.01
Loan Quality Ratios:
Allowance for loan losses to total loans	6.51	2.05	5.55
Provision for loan losses to total loans	14.17	2.03	16.76
Net loans charged off to average total loans	11.28	0.70	8.73
Nonaccrual loans to total loans (9)	12.73	3.10	11.80
Nonperforming assets to total assets (10)	9.94	2.96	9.09
Allowance for loan losses to nonaccrual loans	0.51	x	0.66	x	0.47	x
Balance Sheet Data:
Total assets	$3,182,463	$3,713,064	$3,435,545
Total earning assets	3,136,056	3,339,448	3,343,911
Average assets	3,351,831	3,648,873	3,544,702
Loans	2,184,440	2,591,048	2,320,319
Allowance for loan losses	142,284	53,011	128,800
Deposits	2,420,192	2,544,005	2,570,111
Borrowings	777,078	832,057	777,078
Stockholders’ (deficit) equity	(49,485)	301,070	56,476
Tangible stockholders’ (deficit) equity (non-GAAP measure) (2)	(105,183)	208,098	(20,777)

(1)	The provision for credit losses includes the provision for loan losses and the provision for unfunded commitments losses as follows:

	At March 31,		At December 31,
	2010	2009	2009
		(In thousands)
Provision for loan losses	$76,300	$13,000	$98,000
Provision for unfunded commitments losses	750	253	750

Provision for credit losses	$77,050	$13,253	$98,750

(2)	Stockholders’ equity less core deposit intangibles, net, and goodwill. Management believes that tangible stockholders’ equity (non-GAAP measure) is a useful measure since it excludes the balances of core deposit intangible assets and goodwill which are subjective components of valuation. The following table reconciles reported stockholders’ equity to tangible stockholders’ equity for the periods presented:

	At March 31,		At December 31,
	2010	2009	2009
		(In thousands)
Stockholders’ (deficit) equity	$(49,485)	$301,070	$56,476
Goodwill	(43,862)	(78,862)	(64,862)
Core deposit intangibles, net	(11,836)	(14,110)	(12,391)

Tangible stockholders’ (deficit) equity	$(105,183)	$208,098	$(20,777)

(3)	Net income divided by average assets.

(4)	Net income divided by average equity. Not meaningful for March 31, 2010.

(5)	Net interest income, on a fully taxable-equivalent basis, divided by average earning assets.

(6)	The following table reconciles reported net interest income on a fully taxable-equivalent basis for the periods presented:

	Three Months Ended
	March 31,		December 31,
	2010	2009	2009
		(In thousands)
Net interest income	$14,505	$21,102	$14,772
Taxable-equivalent adjustment to net interest income	—	357	—

Net interest income, fully tax-equivalent basis	$14,505	$21,459	$14,772

No taxable-equivalent adjustment is included for the three months ended March 31, 2010 or December 31, 2009 as a result of the Company’s tax position as of both of those periods.

(7)	Noninterest expense less noninterest income, excluding security gains/losses and impairments, divided by average assets.

(8)	Noninterest expense excluding amortization of core deposit intangible assets and foreclosed properties expense divided by noninterest income, excluding security gains/losses and impairments, plus net interest income on a fully taxable-equivalent basis.

(9)	Includes total nonaccrual, impaired and all other loans 90 days or more past due.

(10)	Includes total nonaccrual and all other loans 90 days or more past due, troubled-debt restructured loans and foreclosed properties.

Results of Operations — Three Months Ended
March 31, 2010 and 2009
     The Company incurred net losses for the three months ended March 31, 2010 and 2009. Due to the resulting deterioration in capital levels of the Bank and the Company, combined with the current uncertainty as to the Company’s ability to raise sufficient amounts of new equity capital, recent regulatory actions with respect to the Company and the Bank, and the current inability of the Company to repay amounts owed under its loan agreements with its primary lender if its primary lender were to declare the amounts outstanding thereunder immediately due and payable, there is substantial doubt about the Company’s ability to continue as a going concern. See “Recent Developments — Going Concern.”
     Results of operations for the first three months ended March 31, 2010 reflect the economy’s recessionary environment. While the Company provides a full line of financial services to corporate and individual customers located in the greater Chicago metropolitan area, it is primarily a lender to many middle market and small businesses within the community banking segment. The length and breadth of the economic downturn, including record high unemployment and vacancy rates, is continuing to put pressure on the Bank’s borrowers, reducing both their ability to support their borrowings from a cash flow perspective and the value of property pledged as collateral for those borrowings in the case of default. With a large concentration of the loan portfolio in commercial real estate, the Company experienced accelerated deterioration in its portfolio during 2009, and significant deterioration continued into 2010, as both delinquencies on commercial real estate loans increased and declines in related collateral values continued. Unfortunately, the Company’s capital base has eroded as a result of significant charges relating to impairment charges and realized losses on the preferred stock of FNMA and FHLMC in 2008, as well as the impairment charges on goodwill, and the provision for credit losses in 2009 and 2010.
     Set forth below are highlights of first quarter 2010 results compared to the first quarter of 2009 and the fourth quarter of 2009.
     Basic and diluted loss per share for the three months ended March 31, 2010 and 2009 was $3.16 and $0.27 per share, respectively, and $4.30 per share for the three months ended December 31, 2009. Net loss for the first quarter of 2010 was $107.9 million compared to $5.3 million and $119.7 million for the first and fourth quarters of 2009, respectively.
     Net interest income decreased to $14.5 million in the first quarter of 2010 compared to $21.1 million in the first quarter of 2009 and $14.8 million in the fourth quarter of 2009. Similarly, the net interest margin continues to be under pressure at 1.78% for the three months ended March 31, 2010 compared to 2.63% for the similar period of 2009. The decreased margin reflected an ongoing regulatory capital preservation strategy initiated in the second quarter of 2009 that included repositioning the securities portfolio into shorter term, lower yielding U.S. Treasury and U.S. government agency securities with lower capital requirements and a decrease in loan originations both of which contributed to decreased interest income. Additionally, interest income was reduced by the increase in nonaccrual loans. The net interest income was further depressed because the Bank maintained a relatively high level of cash and low yielding cash equivalents as part of its liquidity management strategy. The net interest margin was 1.74% for the three months ended December 31, 2009.
     The provision for credit losses increased by $63.8 million, to $77.1 million, in the first quarter of 2010 compared to $13.3 million for the comparable period in 2009. The increased provision for credit losses reflects management’s current assessments of impaired loans, the elevated level of charge-offs, and concerns about continued weak economic conditions. The provision for credit losses decreased by $21.7 million in the first quarter of 2010 from $98.8 million for the three months ended December 31, 2009.
     Noninterest income was $2.5 million for the three months ended March 31, 2010 compared to $3.3 million over the comparable period in 2009 and $2.8 million during the three months ended December 31, 2009. Noninterest expense was $44.0 million during the first quarter of 2010 compared to $21.5 million for the similar period in 2009 and $38.5 million during the three months ended December 31, 2009. The increase in noninterest expense over the same quarter in the prior year was attributed to the $21.0 million goodwill impairment charge, the $2.0 million increase in FDIC insurance expense, and increased professional services expense related to the management of nonperforming assets and the efforts associated with the Capital Plan. These increases were offset in part by the reduction in salaries and benefits expense and significant curtailment in discretionary spending as part of the cost reduction program implemented in the third quarter of 2009. The increase in noninterest expense over the prior quarter was attributed to the $7.0 million increase in goodwill impairment charge partially offset by the $2.6 million decrease in foreclosed properties expense.

Net Interest Income
     The following table sets forth the average balances, net interest income on a taxable-equivalent basis and average yields and rates for the Company’s interest-earning assets and interest-bearing liabilities for the indicated periods.

	For the Three Months Ended
	March 31, 2010			March 31, 2009			December 31, 2009
	Average		Average	Average		Average	Average		Average
	Balance	Interest	Rate	Balance	Interest	Rate	Balance	Interest	Rate
	(Dollars in thousands)
Interest-Earning Assets:
Federal funds sold and other short-term investments	$384,770	$228	0.24%	$4,787	$37	3.09%	$368,424	$196	0.21%
Securities:
Taxable (1)	586,947	2,361	1.61	629,783	6,940	4.41	603,533	2,099	1.39
Exempt from federal income taxes (1)	—	—	—	58,551	846	5.78	74	1	5.41

Total securities	586,947	2,361	1.61	688,334	7,786	4.52	603,607	2,100	1.39
FRB and FHLB stock	27,652	160	2.31	31,698	190	2.40	27,652	160	2.31
Loans (collateral-based classification):
Commercial loans (1) (2) (3)	431,527	5,654	5.24	530,467	6,588	4.97	476,861	6,385	5.36
Commercial real estate loans (1) (2) (3) (4)	1,491,422	18,692	5.01	1,663,760	24,230	5.83	1,572,050	19,957	5.08
Agricultural loans (1) (2) (3)	6,509	106	6.51	7,516	119	6.33	5,808	95	6.54
Consumer real estate loans (2) (3) (4)	323,195	3,389	4.19	335,768	3,566	4.25	336,230	3,465	4.12
Consumer installment loans (2) (3)	5,323	87	6.54	6,259	107	6.84	5,284	87	6.59

Total loans	2,257,976	27,928	4.95	2,543,770	34,610	5.44	2,396,233	29,989	5.01

Total interest-earning assets	$3,257,345	$30,677	3.77%	$3,268,589	$42,623	5.22%	$3,395,916	$32,445	3.82%
Noninterest-Earning Assets:
Cash	$29,356			$69,006			$35,439
Premises and equipment, net	39,307			38,166			40,412
Allowance for loan losses	(125,783)			(46,503)			(88,657)
Other assets	151,606			319,615			161,592

Total noninterest-earning assets	94,486			380,284			148,786

Total assets	$3,351,831			$3,648,873			$3,544,702

Interest-Bearing Liabilities:
Deposits:
Demand deposits	$169,099	$119	0.28%	$173,291	$256	0.59%	$177,039	$179	0.40%
Money-market demand and savings accounts	329,926	598	0.73	351,778	753	0.86	342,499	703	0.82
Time deposits	1,672,098	7,887	1.89	1,618,236	12,676	3.13	1,717,023	9,046	2.11

Total interest-bearing deposits	2,171,123	8,604	1.59	2,143,305	13,685	2.55	2,236,561	9,928	1.78
Borrowings:
Federal funds purchased and repurchase agreements	297,683	3,193	4.29	333,990	3,234	3.87	297,687	3,264	4.39
FHLB advances	340,000	2,999	3.53	363,000	3,029	3.34	340,000	3,066	3.61
Junior subordinated debentures	60,828	423	2.78	60,799	739	4.86	60,828	439	2.89
Revolving note payable	8,600	156	7.26	8,600	43	2.00	8,600	159	7.40
Term note payable	55,000	657	4.78	55,000	282	2.05	55,000	673	4.89
Subordinated note payable	15,000	140	3.73	15,000	152	4.05	15,000	144	3.84

Total borrowings	777,111	7,568	3.90	836,389	7,479	3.58	777,115	7,745	3.99

Total interest-bearing liabilities	$2,948,234	$16,172	2.19%	$2,979,694	$21,164	2.84%	$3,013,676	$17,673	2.35%
Noninterest-Bearing Liabilities:
Demand deposits	$339,016			$330,957			$343,055
Other liabilities	32,915			35,203			30,670

Total noninterest-bearing liabilities	371,931			366,160			373,725
Stockholders’ equity	31,666			303,019			157,301

Total liabilities and stockholders’ equity	$3,351,831			$3,648,873			$3,544,702

Net interest income (taxable- equivalent basis) (1) (5)		$14,505	1.58%		$21,459	2.38%		$14,772	1.47%

Net interest margin (taxable- equivalent basis) (1)			1.78%			2.63%			1.74%
Net interest income (5) (6)		$14,505			$21,102			$14,772

Net interest margin (6)			1.78%			2.58%			1.74%
Average interest-earning assets to Interest-bearing liabilities	110.48%			109.70%			112.68%

(1)	Adjusted for 35% tax rate and the dividends-received deduction where applicable.

(2)	Nonaccrual loans are included in the average balance; however, these loans are not earning any interest.

(3)	Includes loan fees of $461, $476, and $554 for the three months ended March 31, 2010, March 31, 2009, and December 31, 2009, respectively.

(4)	Includes construction loans.

(5)	The following table reconciles reported net interest income on a taxable-equivalent basis for the periods presented:

	For the Three Months Ended,
	March 31,	March 31,	December 31,
	2010	2009	2009
		(In thousands)
Net interest income	$14,505	$21,102	$14,772
Taxable-equivalent adjustment to net interest income	—	357	—

Net interest income, fully taxable-equivalent basis	$14,505	$21,459	$14,772

(6)	Not adjusted for 35% tax rate or for the dividends-received deduction.
     Net interest income is the difference between interest income and fees on earning assets and interest expense on deposits and borrowings. Net interest margin represents net interest income on a taxable-equivalent basis as a percentage of average earning assets during the period.
     Net interest income on a fully taxable-equivalent basis decreased by $7.0 million, or 32.4%, to $14.5 million in the first quarter of 2010 compared to the same period in 2009 and decreased by $267,000 compared to the previous quarter. The net interest margin, on a taxable-equivalent basis, increased to 1.78% in the first quarter of 2010 compared to 1.74% for the prior quarter, mainly due to the decrease in average rates paid on interest-bearing liabilities. Compared to the first quarter of 2009, the net interest margin decreased to 1.78% during the first quarter 2010 from 2.63%, largely as a result of an ongoing regulatory capital preservation strategy initiated in the second quarter of 2009 that included repositioning the securities portfolio into shorter term, lower yielding U.S. Treasury and U.S. government agency securities with lower capital requirements and a decrease in loan originations both of which contributed to decreased interest income. The net interest income was further depressed by the increase in nonaccrual loans and the relatively high level of cash and low yielding cash equivalents maintained by the Bank as part of its liquidity management strategy. Due to the Company’s tax position at March 31, 2010 and December 31, 2009, the net interest margin does not reflect a fully taxable-equivalent adjustment in the first quarter of 2010 and fourth quarter of 2009.
     Trends in Fully Taxable-Equivalent Interest Income and Average Interest-Earning Assets. Interest income decreased by $11.9 million to $30.7 million in the first quarter of 2010 compared to $42.6 million in the same period of 2009 and $1.8 million compared to $32.4 million in the fourth quarter of 2009. Yields on average interest-earning assets decreased by 145 basis points in the first quarter of 2010 compared to the first quarter of 2009, while average balances on interest-earning assets decreased by $11.2 million. The decrease in yields was primarily due to repositioning the securities portfolio into shorter term lower yielding securities in the second quarter of 2009, interest income lost on nonaccrual loans, and the decrease in average loan balances. Yields on average interest-earning assets decreased slightly by 5 basis points compared to the fourth quarter of 2009.
     Interest income on loans decreased $6.7 million to $27.9 million in the first quarter of 2010 from $34.6 million in the first quarter of 2009 due to a 49 basis point drop in yield, an increase in nonaccrual loans, and a decrease in average loans of $285.8 million. Interest income on loans decreased $2.1 million to $27.9 million in the first quarter of 2010 from $30.0 million in the fourth quarter of 2009. The decline in loan yield was primarily due to the increase in nonaccrual loans. Average loans decreased by $138.3 million compared to the fourth quarter of 2009.
     Interest income on securities decreased $5.4 million to $2.4 million in the first quarter of 2010 from $7.8 million in the same period of 2009 but increased slightly by $261,000 compared to $2.1 million in the fourth quarter of 2009. Yields on average securities decreased by 291 basis points in the first quarter of 2010 compared to the same period in 2009 due largely to the repositioning of the securities portfolio into shorter term, lower yielding securities in order to preserve regulatory capital, but increased by 22 basis points compared to the prior quarter. Average securities decreased by $101.4 million in the first quarter of 2010 compared to the similar period in 2009 and decreased by $16.7 million compared to the fourth quarter of 2009, mainly due to maturities.
     Trends in Interest Expense and Average Interest-Bearing Liabilities. Interest expense decreased $5.0 million to $16.2 million in the first quarter of 2010 from $21.2 million in the same period of 2009 and decreased by $1.5 million from $17.7 million in the fourth quarter of 2009. Average balances of interest-bearing liabilities decreased by $31.5 million in the first quarter of 2010 to $2.9 billion compared to $3.0 billion in the same period of 2009, and average rates paid decreased 65 basis points to 2.19% compared to 2.84% in the first quarter of 2009. Compared to the fourth quarter of 2009, average balances of interest-bearing liabilities decreased by $65.4 million from $3.0 billion, and average rates paid decreased by 16 basis points. The decrease in average rates paid over both historical periods was due to the decrease in average rates paid on deposits.
     Interest expense on deposits decreased by $5.1 million to $8.6 million in the first quarter of 2010 from $13.7 million in the same period of 2009. Average interest-bearing deposits increased by $27.8 million, while average rates decreased 96 basis points in the first quarter of 2010 compared to the similar period of 2009, mainly due to certificates of deposit that matured and did not renew or renewed and re-priced at lower rates. Average rates paid on interest-bearing deposits decreased by 19 basis points to 1.59% for the first quarter of 2010 compared to the fourth quarter of 2009, and average balances decreased by $65.4 million. Average interest-bearing demand deposit, money market, and savings accounts decreased by $26.0 million for the first quarter of 2010 compared to the first quarter of 2009 and decreased by $20.5 million compared to the fourth quarter of 2009.
     Interest expense on borrowings increased slightly to $7.6 million in the first quarter of 2010 from the same period in 2009. Interest expense on borrowings decreased by $177,000 in the first quarter of 2010 compared to the fourth quarter of 2009 as a result of the decrease in short-term LIBOR rates. The average costs of borrowings increased by 32 basis points in the first quarter of 2010 compared to the same period in 2009, mainly due to the increase to the default rates on the revolving and term notes payable, while average balances decreased by $59.3 million. The average cost of borrowings slightly decreased by 9 basis points in the first quarter of 2010 compared to the fourth quarter of 2009, largely due to decreases in short-term LIBOR rates, while average balances remained flat.
Noninterest Income
     Set forth below is a summary of the first quarter 2010 noninterest income activity compared to the first quarter and fourth quarter of 2009.
     The annualized noninterest income to average assets ratio was 0.30% for the three months ended March 31, 2010 compared to 0.37% for the same period in 2009 and 0.32% for the three months ended December 31, 2009, as a result of the changes in noninterest income discussed below. Noninterest income was $2.5 million for the three months ended March 31, 2010, a decrease of $853,000 over the comparable period in 2009. This decrease was primarily attributable to the income lost due to the liquidation of the bank owned life insurance during the second quarter of 2009. Noninterest income for the first quarter of 2010 was $345,000 lower than the fourth quarter of 2009.
     Service charges on deposits in the first quarter of 2010 decreased $255,000 to $1.6 million when compared to the same period in 2009. Service charges on deposits decreased $202,000 when compared to the fourth quarter of 2009 due to the decrease in the number of accounts and balances. Insurance and brokerage commissions for the three months ended March 31, 2010 decreased by $87,000, or 27.2%, to $233,000 when compared to the first quarter of 2009, but slightly increased by $13,000 when compared to the fourth quarter of 2009. The decrease compared to the prior-year period was primarily due to the difficult economy resulting in a lower volume of transactions. Trust income increased slightly by $13,000 in the first quarter of 2010 compared to the first quarter of 2009 and decreased by $11,000 compared to the fourth quarter of 2009.

Noninterest Expense
     Set forth below is a summary of the first quarter 2010 noninterest expense compared to the first quarter and fourth quarter of 2009.
     The annualized noninterest expense to average assets ratio was 5.32% for the three months ended March 31, 2010 compared to 2.39% for the same period in 2009 and 4.31% for the three months ended December 31, 2009, as a result of the changes in noninterest expense discussed below. Total noninterest expense increased by $22.5 million, to $44.0 million during the first quarter of 2010 compared to $21.5 million for the similar period in 2009. Noninterest expense for first quarter of 2010 included a goodwill impairment charge of $21.0 million and FDIC insurance expense increased by $2.0 million when compared to the first quarter of 2009. The increase in noninterest expense of $5.5 million in the first quarter of 2010 compared to the fourth quarter of 2009 was due to the increase in the goodwill impairment charge of $7.0 million which was partly offset by the decrease in foreclosed properties expense of $2.6 million.
     Salaries and benefits expense decreased by $2.2 million, or 19.8%, during the first quarter of 2010 compared to the first quarter of 2009, due to cost reduction initiatives as well as the decrease in incentive and stock based compensation expense but increased slightly by $272,000 compared to the fourth quarter of 2009. Occupancy and equipment expense decreased during the first quarter of 2010 to $2.9 million or by $344,000 and $374,000 when compared to the similar period in 2009 and the fourth quarter of 2009, respectively. Professional services expense rose by $1.2 million to $3.3 million in the first quarter of 2010 compared to the first quarter of 2009. Professional services expense increased by $653,000 compared to the fourth quarter of 2009. This increase was due to the increased legal and consulting fees related to Capital Plan activities and the goodwill study. Marketing expenses in the first quarter of 2010 were $573,000 lower than in the first quarter of 2009 and flat compared to the fourth quarter of 2009, as certain programs were scaled back or put on hold in order to control costs. Foreclosed properties expense increased in the first quarter of 2010 by $443,000 compared to the first quarter of 2009 but decreased by $2.6 million compared to the fourth quarter of 2009. The decrease from the prior quarter was due to the write-down of certain properties to current fair value less costs to sell in the first quarter of 2009. FDIC insurance expense increased $2.0 million to $3.2 million in the first quarter of 2010 compared to the same period in 2009 due to increased regular quarterly FDIC premiums but decreased by $110,000 compared to the prior quarter.
Income Taxes
     The Company recorded a provision for income taxes of $3.8 million, or 3.7% of loss before income taxes, and an income tax benefit of $5.0 million, or 48.4% of loss before income taxes, for the quarters ended March 31, 2010 and 2009, respectively. The change in the effective tax rate is attributable to the establishment and addition to the deferred tax asset valuation allowance due to the inability to conclude it was more likely than not the Company could execute certain tax strategies in the future. Although it increased tax expense for the first quarter of 2010 and similarly reduced tangible book value, the increase in the valuation allowance did not have an effect on the Company’s cash flows. The Company’s marginal tax rate is approximately 40%.
     The difference between the provision for income taxes in the consolidated financial statements and amounts computed by applying the current federal statutory income tax rate of 35% to income before income taxes is reconciled as follows:

	Three Months Ended March 31,
	2010		2009
		(In thousands)
Income taxes computed at the statutory rate	$(36,416)	35.0%	$(3,611)	35.0%
Tax-exempt interest income on securities and loans	(15)	—	(229)	2.2
General business credits	(147)	0.1	(609)	5.9
State income taxes, net of federal tax benefit due to state operating loss	(3,615)	3.5	(523)	5.1
Life insurance cash surrender value increase, net of premiums	—	—	(293)	2.8
Goodwill impairment	7,350	(7.1)	—	—
Valuation allowance	36,885	(35.4)	—	—
Nondeductible costs and other, net	(208)	0.2	269	(2.6)

Provision for (benefit from) income taxes	$3,834	(3.7)%	$(4,996)	48.4%

Financial Condition
     Balance Sheet. Total assets decreased by $253.1 million, or 7.4%, during the first quarter of 2010 compared to year end 2009, mainly as a result of the decline in loans and cash and cash equivalents and the $21.0 million goodwill impairment charge. Loans decreased by $135.9 million, or 5.9%, during the first three months ended March 31, 2010 compared to year end 2009, partly due to charge-offs of $63.8 million and stricter underwriting standards which decreased the number of new originations. Deposits decreased by $149.9 million, or 5.8% mainly as a result of the decrease in certificates of deposit and money market accounts. Cash and cash equivalents decreased to $380.4 million at March 31, 2010 compared to $442.1 million at December 31, 2009 as a result of increased funding needs due to the decrease in deposits.
     Asset Quality. The downturn in the commercial and residential real estate markets continued to have a material negative impact on the Company’s loan portfolio, resulting in the continued deterioration in credit quality and an increase in nonaccrual loans, loan losses, and the allowance for loan losses. Nonaccrual loans increased to 12.73% of total loans at March 31, 2010 from 11.80% at December 31, 2009. Foreclosed properties decreased slightly from $26.9 million at year end 2009 to $26.7 million at March 31, 2010. Loan delinquencies of 30-89 days were 2.29% of loans at March 31, 2010, down from 2.71% at December 31, 2009. Nonperforming assets were 9.94% of total assets at March 31, 2010, up from 9.09% at December 31, 2009, mostly as a result of the decrease in assets while nonaccrual loans increased $4.2 million. The allowance for loan losses was $142.3 million, or 6.51% of total loans, as of March 31, 2010 compared to $128.8 million, or 5.55% of total loans, as of December 31, 2009. The provision for loan losses was $76.3 million for the three months ended March 31, 2010 and net charge-offs were $62.8 million. The allowance for loan losses to nonaccrual loans ratio was 51.17% at March 31, 2010 and 47.04% at December 31, 2009.
Loans
     The following table sets forth the composition of the Company’s loan portfolio on a source of repayment basis as of the indicated dates.

	March 31,		December 31,
	2010		2009
		% of Gross		% of Gross
	Amount	Loans	Amount	Loans
		(Dollars in thousands)
Commercial	$923,843	42.3%	$972,090	41.9%
Construction	245,586	11.2	293,215	12.6
Commercial real estate	695,511	31.8	725,814	31.3
Home equity	209,993	9.7	219,183	9.5
Other consumer	4,877	0.2	5,454	0.2
Residential mortgage	105,186	4.8	105,147	4.5

Total loans, gross	2,184,996	100.0%	2,320,903	100.0%
Net deferred fees	(556)		(584)

Total loans, net	$2,184,440		$2,320,319

     Total loans, net of deferred fess, decreased by $135.9 million at March 31, 2010 from year end 2009. The Company expects to see continued portfolio declines in the near term due to its focus on underwriting and pricing discipline begun in 2009.
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

     Following is a summary of activity in the allowance for loan losses:

	Three Months Ended
	March 31,
	2010	2009
	(In thousands)
Balance at beginning of period	$128,800	$44,432
Provision for loan losses	76,300	13,000
Loans charged off	(63,810)	(4,819)
Recoveries	994	398

Net loans charged off	(62,816)	(4,421)

Balance at end of period	$142,284	$53,011

     A provision for loan losses of $76.3 million was taken for the first quarter of 2010 compared to $13.0 million for the similar period in 2009, reflecting management’s updated assessments of impaired loans, above-standard discounts applied to collateral values of certain loans individually assessed for impairment, migration of unimpaired loans into higher credit risk rating categories, elevated level of charge-offs, and concerns about the continued deterioration of economic conditions. The Company had net charge-offs of $62.8 million for the first quarter of 2010 compared to $4.4 million for the same period in 2009. During the three months ended March 31, 2010, the Company charged off $63.8 million on loans compared to $4.8 million for the same period in 2009.
     The Company had a reserve for losses on unfunded commitments of $2.4 million at March 31, 2010, up from $2.2 million at December 31, 2009 and $1.3 million at March 31, 2009.
     The following table sets forth certain asset quality ratios related to the allowance for loan losses on a quarter-to-date basis as of the indicated dates.

	March 31,	December 31,	March 31,
	2010	2009	2009
Net loans charged off to average loans during quarter	11.28%	8.73%	0.70%
Provision for loan losses to total loans	14.17	16.76	2.03
Allowance for loan losses to total loans	6.51	5.55	2.05
Allowance to nonaccrual loans	0.51x	0.47x	0.66x
     The Company recognizes that credit losses will be experienced and the risk of loss will vary with, among other things; general economic conditions; the type of loan being made; the creditworthiness of the borrower over the term of the loan; and in the case of a collateralized loan, the quality of the collateral and personal guarantees. The allowance for loan losses represents the Company’s estimate of the amount deemed necessary to provide for probable losses existing in the portfolio at a point in time. In making this determination, the Company analyzes the ultimate collectibility of the loans in its portfolio by incorporating feedback provided by internal loan staff. Each loan officer grades his or her individual commercial credits and the Company’s loan review personnel independently review the officers’ grades.
     In the event that the loan is downgraded during this review, the loan is included in the allowance analysis at the lower grade. On a monthly basis, management of the Bank meets to review the adequacy of the allowance for loan losses.
     Estimating the amount of the allowance for loan losses requires significant judgment and the use of estimates related to the value of the collateral on impaired loans, estimated losses on pools of homogeneous loans based on historical loss experience, and consideration of current economic trends and conditions, all of which may be susceptible to significant change. The loan portfolio also represents the largest asset type on the consolidated balance sheet. Loan losses are charged off against the allowance, while recoveries of amounts previously charged off are credited to the allowance. A provision for loan losses is charged to operations based on management’s periodic evaluation of the factors previously mentioned, as well as other pertinent factors.

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
     With the additional resources devoted to the loan workout area, management has sharpened its understanding of the factors impacting the primary and secondary sources of repayment and collateral support, and has used this information in the risk ratings and other classifications utilized in the computation of the allowance for loan losses. In determining loan specific reserves in the allowance for loan losses, the Company generally assigns average discounts of 25-30% to independent appraisal values, dependent upon loan and collateral type. These discount rates have been adjusted periodically based upon changes in the Chicago commercial real estate market and can be higher depending upon the risk characteristics of the property. The Company’s allowance for loan losses to nonperforming loans ratio increased to 49.14% as of March 31, 2010 from 45.12% at December 31, 2009 and specific reserves to loans analyzed for possible impairment decreased slightly to 25.46% as of March 31, 2010, from 26.48% as of December 31, 2009.
     During the three months ended March 31, 2010, the Company recorded a provision for loan losses of $76.3 million and recognized net loan charge-offs totaling $62.8 million. Nonaccrual loans increased by $4.2 million compared to December 31, 2009, to $278.1 million, or 12.73% of loans at March 31, 2010. While nonaccrual loans increased in the first quarter of 2010, the provision for loan losses was greater than net charge-offs for the three months ended March 31, 2010. The ratio of allowance for loan losses to loans increased to 6.51% at March 31, 2010 from 5.55% at December 31, 2009.
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
Nonaccrual Loans and Nonperforming Assets
     Nonaccrual loans increased by $4.2 million to $278.1 million at March 31, 2010 from December 31, 2009. Nonperforming assets were $316.3 million at March 31, 2010 compared to $312.4 million at December 31, 2009. Interest payments on impaired loans are generally applied to principal, unless the loan principal is considered to be fully collectible, in which case interest is recognized on a cash basis. During the three months ended March 31, 2010 and 2009, the Company recognized interest income on impaired loans of $117,000, and $102,000, respectively. The interest income that would have been recorded in the first quarter of 2010 if the nonaccrual loans had been current in accordance with their original terms was approximately $4.2 million.

     The following table sets forth information on the Company’s nonaccrual loans and nonperforming assets as of the indicated dates.

	March 31,	December 31,
	2010	2009
	(Dollars in thousands)
Impaired and other loans 90 days past due and accruing	$––	$––

Nonaccrual loans:
Commercial and industrial	$28,239	$20,719
Commercial real estate — non-owner occupied	104,279	110,504
Commercial real estate — owner occupied	22,073	19,573
Construction	68,446	73,124
Vacant land	37,849	37,021

Total commercial and commercial real estate	260,886	260,941
Other consumer	17,168	12,588
Home equity	—	294

Total consumer	17,168	12,882

Total nonaccrual loans	278,054	273,823
Troubled-debt restructured loans accruing	11,485	11,635

Total nonperforming loans	289,539	285,458
Foreclosed properties	26,715	26,917

Total nonperforming assets	$316,254	$312,375

Nonaccrual loans to loans	12.73%	11.80%
Nonperforming assets to loans and foreclosed properties	14.30	13.31
Nonperforming assets to assets	9.94	9.09
     Nonaccrual commercial and industrial loans increased by $7.5 million from December 31, 2009 to March 31, 2010 (net of $6.8 million gross charge-offs). Of the 51 loan relationships comprising the $28.2 million of nonaccrual loans with an average balance of $554,000, the largest increase came from an $11.0 million loan relationship to a road/highway contractor secured by business assets, a single family residence, and vacant land. The Company has $3.5 million in a specific loan loss reserve for this loan relationship as of March 31, 2010. The Company’s total credit exposure to this customer is $16.1 million.
     Overall the nonaccrual commercial real estate (owner and non-owner occupied), construction, and vacant land loans decreased by $7.6 million, or 3.2%, from December 31, 2009 to March 31, 2010 (net of $54.7 million gross charge-offs).
     Nonaccrual other consumer loans increased by $4.6 million from December 31, 2009 to March 31, 2010 (net of $1.9 million gross charge-offs). Of the 90 loan relationships, comprising the balance at quarter end, the average balance was $191,000.
     As of March 31, 2010, there is $51.7 million in nonaccrual troubled-debt restructurings to 12 borrowers and $11.5 million in accruing troubled-debt restructurings to four borrowers. The Company had $9.7 million in nonaccrual troubled-debt restructurings to two borrowers and $11.6 million in accruing troubled-debt restructurings to five borrowers as of December 31, 2009. In order to improve the collectibility of the troubled-debt restructured loans, the Company restructured the terms of the loans by lifting a forbearance agreement, lowering interest rates, or changing payment terms. No additional commitments were outstanding on the troubled-debt restructured loans as of March 31, 2010 and December 31, 2009. No specific allowance was allocated to the accruing troubled-debt restructured loans at March 31, 2010 and December 31, 2009. As of March 31, 2010, based upon estimated collateral values the Company held $15.1 million in specific loan loss reserves for the nonaccrual troubled-debt restructurings.
     Foreclosed properties were $26.7 million at March 31, 2010, a decrease of $202,000 compared to December 31, 2009. The $26.7 million in foreclosed properties as of March 31, 2010 includes $12.0 million in construction, $7.7 million in commercial real estate, and $7.0 million in residential properties. Foreclosed properties were written down to current fair value less costs to sell during the first quarter of 2010 and a corresponding charge of $356,000 was recorded in foreclosed properties expense.

     In addition to the loans summarized above, on March 31, 2010, the Company had $744.2 million of loans currently performing that have been internally assigned higher credit risk ratings. The higher risk ratings are primarily due to internally identified specific or collective credit characteristics including decreased capacity to repay loan obligations due to adverse market conditions, a lack of borrower or guarantor’s capital capacity and reduced collateral valuations securing the loans as a secondary source of repayment. These loans continue to accrue interest. Management recognizes that a higher level of scrutiny of these loans is prudent under the circumstances. Similarly rated loans were $608.7 million as of December 31, 2009.
Securities
     The Company manages its securities portfolio to provide a source of both liquidity and earnings. The investment policy is developed in conjunction with established asset/liability committee directives. The investment policy is reviewed by senior management of the Company in terms of its objectives, investment guidelines and consistency with overall Company performance and risk management goals. The asset/liability committee of the Board of Directors is responsible for reporting and monitoring compliance with the investment policy as well as approving the investment policy. Reports are provided to the asset/liability committee of the Board of Directors and the Board of Directors of the Company on a regular basis.
     The following tables set forth the composition of the Company’s securities portfolio by major category as of March 31, 2010. No securities classified as held-to-maturity were held at March 31, 2010.

			% of
	Amortized	Fair	Amortized
	Cost	Value	Cost
	(In thousands)
Obligations of U.S. Treasury	$293,974	$293,965	51.4%
Mortgage-backed securities:
U.S. government agencies — residential (1)	259,892	260,500	45.5
Equity securities of U.S. government-sponsored entities (2)	2,749	2,184	0.5
Corporate and other debt securities	14,871	10,970	2.6

Total securities available-for-sale	$571,486	$567,619	100.0%

(1)	Includes obligations of Government National Mortgage Association (“GNMA”).

(2)	Includes issues from Federal National Mortgage Association (“FNMA”) and of Federal Home Loan Mortgage Corporation (“FHLMC”).
     As of March 31, 2010, the Company held one security with a book value exceeding 10% of stockholders’ equity other than those of the U.S. government or government-sponsored entities. This investment grade security was a collateralized debt obligation issued by PreTSL XXVII, Ltd. with an amortized cost of $10.8 million and fair value of $7.0 million at March 31, 2010. The Company holds the highest tranche of the issue, which entitles the Company to receive interest and principal payments before other lower tranches. The underlying securities for this security are trust preferred securities issued mainly by depositary institution holding companies and, to a lesser extent, insurance companies in diverse geographic regions.
     Securities available-for-sale are carried at fair value, with related unrealized net gains or losses, net of any deferred income taxes, recorded as an adjustment to other comprehensive loss. At March 31, 2010, net unrealized losses on securities available-for-sale were $3.9 million compared to net unrealized losses of $8.3 million at December 31, 2009. A deferred income tax adjustment to the carrying value was not recorded as a result of the Company’s tax position at March 31, 2010 and December 31, 2009.
     The Company’s securities available-for-sale portfolio decreased $13.9 million, or 2.4%, to $567.6 million as of March 31, 2010 compared to December 31, 2009. Set forth below are other highlights of the securities portfolio.
     • Obligations of U.S. Treasury decreased by $17.0 million to $294.0 million, or 51.4% of the portfolio in terms of amortized cost, at March 31, 2010 compared to $310.9 million at the end of 2009. At March 31, 2010, the Company’s holdings in this category consisted only of U.S. Treasury bills with maturities of less than three months.

     • U.S. government agency mortgage-backed securities increased 1.6%, or $4.2 million, from $256.3 million at December 31, 2009 to $260.5 million at March 31, 2010.
     • Equity securities decreased $88,000 to $2.2 million at March 31, 2010 from December 31, 2009 as a result of the decrease in fair market value.
     • Corporate and other debt securities increased by $249,000 to $11.0 million at March 31, 2010 from $10.7 million at December 31, 2009 mainly as a result of an increase in market value.
     The securities portfolio does not contain any sub-prime or Alt-A mortgage-backed securities.
     Certain available-for-sale securities were temporarily impaired at March 31, 2010. The unrealized loss on available-for-sale securities is included in other comprehensive loss on the consolidated balance sheets. Management has concluded that no individual unrealized loss as of March 31, 2010 represents other-than-temporary impairment. The Company does not intend to sell nor would it be required to sell the temporarily impaired securities before recovering their amortized cost. See Note 6 — Securities of the notes to the unaudited consolidated financial statements for more details.
Cash Surrender Value of Life Insurance
     During the second quarter of 2009, the Company liquidated its entire $85.8 million investment in bank owned life insurance in order to reduce the Company’s investment risk and risk-weighted assets, which favorably impacted the Bank’s regulatory capital ratios and liquidity.
Goodwill
     Goodwill was $43.9 million at March 31, 2010 compared to $64.9 million at December 31, 2009 due to an impairment of $21.0 million recorded in the first quarter of 2010.
     It has been the established policy of the Company to perform its annual review for goodwill impairment as of September 30th of each year. Under the authoritative guidance for intangibles — goodwill and other (ASC 350), a goodwill impairment test is required between annual testing dates if an event occurred or circumstances changed that would more likely than not reduce the fair value of goodwill below the carrying amount. During the quarter ended March 31, 2010, management considered whether events and circumstances would require an interim test of goodwill impairment. Management concluded that it was more likely than not that events and changes in circumstances, both individually and in the aggregate, reduced the fair value of the Company’s single reporting unit below its carrying amount. Management’s analysis was based on and considered changes in the key indicators and inputs consistent with those included in its previous goodwill impairment reviews such as stock price, estimated control premium, future available cash flows, business strategy, credit quality metrics, loan growth, core deposits and regulatory capital requirements along with interest rates, credit spreads and collateral values.
     The Company determined that activities in the first quarter of 2010, including the PCA with its regulators, the expiration of the Forbearance Agreement and the decline in the Bank’s regulatory capital position to critically undercapitalized constituted triggering events during that period that would more likely than not reduce the fair value of goodwill below the carrying amount and would, therefore, require that an interim goodwill impairment test be performed. As a result of that test, a $21.0 million goodwill impairment was recorded as of March 31, 2010. It was determined that the decline in the fair value was partially attributable to a decline in the fair values of the net assets of the single reporting unit and partially to a decline in the value of the goodwill. Management concluded the decrease in the fair value was primarily attributable to prolonged weak economic conditions and the impact these conditions have had on the fair value of the Company’s loan portfolio and decreases in market interest rates. However, since the net result of the fair value estimates of all other assets and liabilities was less than the fair value of stockholders’ equity, goodwill was determined to be impaired.
     Following is a summary of the methodologies employed to conduct the Company’s testing at March 31, 2010, the underlying assumptions and related rationale in the context of current facts and circumstances, and how the methodologies employed compared with those used in prior tests.
     Management worked closely with a third party valuation specialist throughout the valuation process. Management provided necessary information to this third party and reviewed the methodologies and assumptions used including loan and deposit growth, regulatory capital requirements, and the Company’s business strategy.

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
     A variation of the market approach was utilized to estimate the fair value of the Company. The fair value estimate of the Company’s publicly traded market capitalization was computed utilizing March 31, 2010 closing prices for the two publicly traded components of equity, the Company’s common stock and Series A preferred stock. No implied control premium was assumed. The fair value of the Series G mandatorily convertible preferred stock was determined, due to its mandatory conversion feature, based upon the value of the Company’s common stock. The valuation assumed the Series G Preferred and accrued dividends would be converted into common stock at a conversion rate of 527 shares of common stock per Series G Preferred share. A 20% discount was applied for lack of marketability.
     Based on the further decline in the observable equity value of the Company in the first quarter of 2010, and the material adverse events occurring in the first quarter of 2010, the Company concluded that Step 2 of the goodwill impairment test should be performed. A discussion of the Step 2 test assumptions, methods, and results is presented below.
     In Step 2 of the test, the Company estimated the fair value of assets and liabilities in the same manner as if a purchase of the reporting unit was taking place from a market participant perspective, which includes estimating the fair value of other intangibles. The fair value estimation methodology selected for the Company’s most significant assets and liabilities was based on the Company’s observations and knowledge of methodologies typically and currently utilized by market participants, the structure and characteristics of the asset and liability in terms of cash flows and collateral, and the availability and reliability of significant inputs required for a selected methodology and comparative data to evaluate the outcomes. Specifically, the Company selected the income approach for performing loans, retail certificates of deposit, core deposit intangibles, the market approach for branch properties, and a weighted combination of the fair value assuming conversion to common stock at a discount and a liquidation scenario for all correspondent bank debt and a weighted combination of discounted cash flows reflecting the effects of credit spreads and a liquidation scenario value estimate for the junior subordinated debentures. The Company estimated fair values separately for nonaccrual loans and loans 60-89 days past due and accruing. The income approach was deemed appropriate for the assets and liabilities noted above due to the limited current comparable market transaction data available. The market approach was deemed appropriate for the branch properties due to the nature of the underlying real and personal property.
     The value of loans net of the allowance for loan losses was $2.0 billion or 64.2% of Company assets as of March 31, 2010. The estimated fair value of loans net of the allowance was $4.4 million, or 0.2%, below book value. In computing this estimated fair value, performing loans were separated into fixed and variable components, floors and collateral coverage ratios were considered, and appropriate comparable market discount rates were used to compute fair values using a discounted cash flow approach. A 33% discount was applied to nonaccrual loans based upon recent Company loss experience and a 10% discount was applied to loans 60-89 days past due and accruing.
     The core deposit intangible asset fair value was estimated by computing the expected future cost savings from holding low cost deposits and resulted in a fair value estimate $4.8 million above book value. Estimated fair value for the Company’s branch facilities was $6.3 million above book value based upon appraisals received in December 2009 adjusted for estimated changes in the quarter based upon changes in a published Chicago real estate market index.
     The fair values of the Company’s liabilities were estimated using: price estimates from a nationally known dealer for securities sold under repurchasing agreements, market price quotes from the Federal Home Loan Bank of Chicago (“FHLBC”) on FHLBC advances, discounted cash flows for the time and brokered deposits, a weighted combination of the fair value assuming conversion to common stock at a discount and a liquidation scenario for all correspondent bank debt and a weighted combination of discounted cash flows reflecting the effects of credit spreads and a liquidation scenario value estimate for the junior subordinated debentures. The fair value estimate for all liabilities was $62.8 million below carrying value. Time and brokered deposits were determined to have a net fair value $11.8 million over carrying value, but borrowings including related accrued interest receivables were determined to have a net fair value $74.6 million below their carrying value.
     Material assumptions used in the fair value estimate include effective tax rates, market discount rates, terminal residual values, and composition of market comparables. Changes in any of these assumptions can have a material effect on the fair value used in the goodwill impairment evaluation. In particular, changes in the prices of the Company’s publicly traded stocks affect the estimated fair values determined in Step 1. As a financial institution, the fair value estimates in Step 2 are extremely sensitive to changes in market interest rates and credit spreads, especially on the values of longer term fixed rate assets and liabilities. As noted above, net loans represented 64.2% of total assets as of March 31, 2010. Using the March 31, 2010 impairment study values, a 1% change in loan fair values up or down due to market interest rates or changes in credit spreads would change the net loan fair value by $20.4 million. Core deposit intangible fair values increase with higher market interest rates. The fair value of long term borrowings with fixed interest rates generally increase as market rates decline and decrease as market rates increase. Loan and borrowing fair values are also affected by changes in market credit spreads.
     The same independent third party valuation specialist was used for the December 31, 2009 and March 31, 2010 studies. Other than as described below, the methodologies used in the goodwill impairment testing for March 31, 2010 were similar to those used in the test completed as of December 31, 2009. In the December 2009 fair value study, a weighted average of the income approach and a liquidation scenario were used to estimate the fair value of the credit agreements with a correspondent bank and the income approach was used for the junior subordinated debentures. In the March 31, 2010 study, a weighted average of a conversion value to common stock and a liquidation value was used to estimate the fair value of the credit agreements with a correspondent bank. A weighted average of the income approach and a liquidation scenario were used to estimate the fair value of the junior subordinated debentures. These changes were made due to the status of the capital raise and the receipt of the PCA. Compared to the December 2009 test, interest rates were stable in 2010 and asset quality declined slightly. Credit spreads narrowed by approximately 40 basis points, 50 basis points, 30 basis points, and 50 basis points for BBB-rated, BB-rated, B-rated, and CCC-rated bond indices, respectively, between December 31, 2009 and March 31, 2010. In both studies no control premium was assumed in the fair value of stockholders’ equity estimates.
     The Company will continue to assess any shortfall in its equity fair value relative to its total book value and tangible book value, including what might be attributed to either industry-wide or company-specific factors, and to evaluate whether any additional adjustments are required in the carrying value of goodwill.
Deposits and Borrowed Funds
     The following table sets forth deposits by type as of the periods presented.

	March 31,	December 31,
	2010	2009
	(In thousands)
Noninterest-bearing demand	$347,483	$349,796

Interest-bearing demand	163,285	178,172
Money-market	122,285	168,228
Savings	174,635	172,969
Certificates of deposit less than $100,000	803,863	833,187
Certificates of deposit of $100,000 or more	414,572	413,256
Brokered certificates of deposit	394,069	454,503

Total interest-bearing deposits	2,072,709	2,220,315

Total	$2,420,192	$2,570,111

Total core deposits (1)	$807,688	$869,165

(1)	Consists of noninterest-bearing and interest-bearing demand, money market, and savings.
     Beginning with the first quarter of 2010, as a result of the Bank’s undercapitalized status for regulatory capital purposes, the Bank is no longer able to accept or renew brokered deposits or secure deposits at rates that are higher than the prevailing effective rates on insured deposits of comparable amounts or maturities in the Bank’s normal market area or 75 basis points higher than the national rates published weekly by the FDIC. See Note 2 — Regulatory Capital of the notes to the unaudited consolidated financial statements for further information.
     Total deposits of $2.4 billion at March 31, 2010 represented a decrease of $149.9 million, or 5.8%, from December 31, 2009. Changes in the Company’s deposits are noted below.
•	Interest-bearing deposits decreased 6.6%, or $147.6 million to $2.1 billion at March 31, 2010 compared to December 31, 2009.

•	Core deposits decreased $61.5 million to $807.7 million at March 31, 2010 from $869.2 million at December 31, 2009.

•	Certificates of deposit under $100,000 decreased $29.3 million, or 3.5%, from December 31, 2009 to $803.9 million at March 31, 2010, as a result of maturities that were not replaced.

•	Certificates of deposit through the CDARS and Internet networks were $132.9 million at March 31, 2010 compared to $137.8 million at December 31, 2009. These networks allow the Company to access other deposit funding sources.

•	Brokered certificates of deposit decreased $60.4 million, or 13.3%, to $394.1 million at March 31, 2010 compared to year end 2009 due to maturities and the Bank not accepting or renewing brokered deposits. The brokered certificates of deposit are comprised of underlying certificates of deposits in denominations of less than $100,000. At March 31, 2010, the brokered deposits had a weighted average maturity of approximately six months.
     The Company continues to participate in the FDIC’s Transaction Account Guarantee Program. This program consists of two components. The first is the Transaction Account Guarantee Program where all noninterest-bearing transaction deposit accounts, including all personal and business checking deposit accounts, and NOW accounts, which are capped at a rate no higher than 0.50% are fully guaranteed by the FDIC through June 30, 2010 and at a rate no higher than 0.25% through December 31, 2010 regardless of dollar amount. All other deposit accounts continue to be covered by the FDIC’s expanded deposit insurance limit of $250,000 through December 31, 2013.
     In 2009, the FDIC increased premium assessments to maintain adequate funding of the Deposit Insurance Fund (the “DIF”). Assessment rates set by the FDIC, effective April 1, 2009, generally range from 12 to 45 basis points; however, these rates may be adjusted upward or downward if the institution has unsecured debt or secured liabilities. As a result, assessment rates for institutions may range from 7 basis points to 77.5 basis points. These increases in premium assessments have increased the Company’s expenses. In addition, on May 22, 2009, the FDIC board agreed to impose an emergency special assessment of 5 basis points on all banks (based on June 30, 2009 assets) to restore the Deposit Insurance Fund to an acceptable level. The assessment was paid on September 30, 2009 and was in addition to the increase in premiums discussed above. The cost of this emergency special assessment to the Company was $1.7 million in 2009. On November 12, 2009, the FDIC issued new assessment regulations that require FDIC-insured institutions to prepay on December 30, 2009 their estimated quarterly risk-based assessments for the fourth quarter 2009 and for all of 2010, 2011 and 2012; however certain financial institutions, including the Bank, were exempted from the new prepayment regulations and will continue to pay their risk-based assessments on a quarterly basis.
     Borrowed funds are summarized below:

	March 31,	December 31,
	2010	2009
	(In thousands)
Revolving note payable	$8,600	$8,600
Securities sold under agreements to repurchase	297,650	297,650
Advances from the Federal Home Loan Bank	340,000	340,000
Junior subordinated debentures	60,828	60,828
Subordinated debt	15,000	15,000
Term note payable	55,000	55,000

Total	$777,078	$777,078

     The Company utilizes securities sold under repurchase agreements as a source of funds that do not increase the Company’s reserve requirements. The Company had $297.7 million in securities sold under repurchase agreements at March 31, 2010 and December 31, 2009. These repurchase agreements are with primary dealers and have maturities of approximately seven to eight years with call provisions every three months. As a result of the Bank being less than well capitalized for regulatory capital purposes, the agreements with one of the Bank’s repurchase agreement counterparties could permit that counterparty to terminate the repurchase agreements. At March 31, 2010, the Bank’s repurchase agreements with those provisions totaled $262.7 million with fixed interest rates ranging from 2.76% to 4.65%, maturities ranging from approximately seven to eight years, and quarterly call provisions (at the counterparty’s option). Due to the relatively high fixed rates on these borrowings as compared to currently low market rates of interest, the Bank would incur substantial costs to unwind these repurchase agreements if terminated prior to their maturities. These associated unwind costs could have a material adverse effect on the Company’s results of operations and financial condition in the period of payment. The associated unwind costs would be the difference between the fair value and carrying value of the repurchase agreements on the date of termination. Because the repurchase agreements are collateralized at an amount sufficient to cover any such unwind costs which may be incurred, any such costs would result in a charge in the statement of operations but would not expect to have an adverse effect on the Bank’s liquidity.
     The Bank is a member of the Federal Home Loan Bank of Chicago (“FHLBC”). Membership requirements include common stock ownership in the FHLBC. The FHLBC advances have quarterly call provisions. The Bank is currently in compliance with the

FHLBC’s membership requirements. The Bank has collateralized the FHLB advances with various securities totaling $127.0 million and multi-family, junior lien, and commercial real estate loans totaling $893.8 million, as well as a blanket lien on multi-family and commercial real estate loans. As a result of the Bank’s capital position, it increased the amount of collateral securing the existing FHLBC advances during the first quarter of 2010.
     At March 31, 2010, the Company had $60.8 million in junior subordinated debentures owed to unconsolidated trusts that were formed to issue trust preferred securities. During the second quarter of 2009, the Company began deferring interest payments on its junior subordinated debentures as permitted by the terms of such debentures. The accrued interest deferred on junior subordinated debentures was $1.9 million through March 31, 2010. The Written Agreement requires the Company to obtain prior approval to resume interest payments in respect of its junior subordinated debentures.
     The Company’s credit agreements with a correspondent bank at March 31, 2010 consisted of a revolving line of credit, a term note loan, and a subordinated debenture in the amounts of $8.6 million, $55.0 million, and $15.0 million, respectively.
     As of March 31, 2010, the revolving line of credit had a maximum availability and outstanding balance of $8.6 million, an interest rate of one-month LIBOR plus 455 basis points with an interest rate floor of 7.25%, and matured on July 3, 2009. The term note had an interest rate of one-month LIBOR plus 455 basis points at March 31, 2010 and matures on September 28, 2010. The subordinated debt had an interest rate of one-month LIBOR plus 350 basis points at March 31, 2010, matures on March 31, 2018, and generally qualifies as a component of Tier 2 capital, although as of March 31, 2010 and December 31, 2009 the amount of subordinated debt included in Tier 2 capital was restricted to $0 and $2.5 million, respectively.
     At September 30, 2009, the Company was in violation of the financial, regulatory capital, and nonperforming loan covenants contained in the revolving line of credit and term note. The Company did not make a required $5.0 million principal payment on the term note due on July 1, 2009 under a covenant waiver for the third quarter of 2008. On July 8, 2009, the lender advised the Company that such non-compliance constituted a continuing event of default under the loan agreements. The Company’s decision not to make the $5.0 million principal payment, together with its previously announced decision to suspend the dividends on its Series A preferred stock and defer the dividends on its Series T preferred stock and interest payments on its trust preferred securities, were made in order to retain cash and preserve liquidity and capital at the holding company.
     The revolving line of credit matured on July 3, 2009, and the Company did not pay to the lender all of the aggregate outstanding principal on such date. The failure to make such payment constituted an additional event of default under the credit agreements.
     As a result of the occurrence and the continuance of events of default, the lender notified the Company that, as of July 8, 2009, the interest rate on the revolving line of credit increased to the then current default interest rate of 7.25%, which represents the current interest rate floor, and the interest rate under the term note increased to the default interest rate of 30 day LIBOR plus 455 basis points. The Company also did not make required $5.0 million principal payments on the term note due on October 1, 2009 and January 4, 2010 under the third quarter 2008 covenant waiver.
     As a result of not making the required payments and the continuance of the events of default, the lender possesses certain rights and remedies, including the ability to demand immediate payment of amounts due totaling $63.6 million plus accrued interest or foreclose on the collateral supporting the credit agreements, being 100% of the stock of the Bank.
     On October 22, 2009, the Company entered into a Forbearance Agreement with its lender that provided for a forbearance period through March 31, 2010. Upon the expiration of the forbearance period, on March 31, 2010, the principal and interest payments that were due under the revolving line of credit and the term note, as modified by the covenant waivers, at the time the Forbearance Agreement was entered into became due and payable, along with such other amounts as may have become due during the forbearance period. The Company is not able to meet any demands for payment of amounts due. If the Company is unable to renegotiate, renew, replace or expand its sources of financing on acceptable terms, it will have a material adverse effect on the Company’s business and results of operations. The lender can now demand payment at any time. See Note 3 — Forbearance Agreement and Note 4 — Basis of Presentation, Going Concern of the notes to the unaudited consolidated financial statements.

Capital Resources
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
     Quantitative measures established by regulation to ensure capital adequacy require banks and bank holding companies to maintain minimum amounts and ratios of total capital to risk-weighted assets, Tier 1 capital to risk-weighted assets and Tier 1 capital to average assets. If a bank does not meet these minimum capital requirements, as defined, bank regulators can initiate certain actions that could have a direct material adverse effect on the bank’s financial condition and ongoing operations. As of March 31, 2010, the Company and the Bank did not meet all capital adequacy requirements to which they were subject.
     On December 18, 2009, the Company and the Bank entered into the Written Agreement with the Federal Reserve Bank and the Illinois Division of Banking. See Note 1 — Regulatory Actions of the notes to the unaudited consolidated financial statements.
     As of March 31, 2010, the most recent Federal Reserve Bank notification categorized the Bank as critically undercapitalized under the regulatory framework for prompt corrective action.
     Effective on March 30, 2010, as a result of the Bank’s then significantly undercapitalized status, the Bank consented to the issuance of a Prompt Corrective Action Directive (“PCA”) by the Board of Governors of Federal Reserve System. The PCA provides that the Bank, in conjunction with the Company, must within 45 days of March 30, 2010, i.e. by May 13, 2010 (the “PCA Deadline”) either: (i) increase the Bank’s capital so that it becomes adequately capitalized; (ii) enter into and close on an agreement to sell the Bank subject to regulatory approval and customary closing conditions; or (iii) take other necessary measures to make the Bank adequately capitalized. The PCA also prohibits the Bank from making any capital distributions, including dividends and from soliciting and accepting new deposits bearing an interest rate that exceeds the prevailing effective rates on deposits of comparable amounts and maturities in the Bank’s market area. On April 30, 2010, the Bank submitted to the Federal Reserve Bank a plan and timetable for conforming the rates of interest paid on existing non-time deposit accounts to these levels as required under the PCA.
     The Company does not expect that it will be able to satisfy the capital requirement set forth in the PCA by the PCA Deadline. If the Company is unable to satisfy such requirement by the PCA Deadline, the Company believes it is likely its bank regulators would place the Bank into FDIC receivership.
     The PCA also subjects the Bank to other operating restrictions, including payment of bonuses to senior executive officers and increasing their compensation, restrictions on asset growth and branching, and ensuring that all transactions between the Bank and any affiliates comply with Section 23A of the Federal Reserve Act. The Bank was already in compliance with certain of these guidelines as the Bank was significantly undercapitalized at the time of the PCA. For example, the Bank has been complying with the Federal FDIC rules relating to the payment of interest on deposits. The Company and the Bank continue to be subject to the Written Agreement, as described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Recent Developments, Regulatory Capital.”

The risk-based capital information for the Company is as follows:

	March 31,	December 31,
	2010	2009
	(In thousands)
Risk-weighted assets	$2,152,291	$2,316,607
Average assets for leverage capital purposes	3,300,267	3,467,651
Capital components:
Stockholders’ (deficit) equity	$(49,485)	$56,476
Guaranteed trust preferred securities	—	21,432
Core deposit intangibles, net	(11,836)	(12,391)
Goodwill	(43,862)	(64,862)
Disallowed deferred tax assets	—	(3,438)
Prior service cost and decrease in projected benefit obligation	(23)	1
Unrealized losses on securities	3,867	8,297
Unrealized losses on equity securities	(565)	(478)

Tier 1 capital	$(101,904)	$5,037

Includible allowance for loan losses	28,358	30,218
Guaranteed trust preferred securities	59,000	37,568
Qualifying subordinated debt	—	2,519

Tier 2 capital	$87,358	$70,305

Allowable Tier 2 capital	$—	$5,037

Total risk-based capital	$(101,904)	$10,074

     Capital levels and minimum required levels:

	At December 31, 2010
					To Be Adequately
					Capitalized Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
			(Dollars in thousands)
Total Capital (to risk-weighted assets) Company	$(101,904)	(4.7)%	$172,183	8.0%	n/a	n/a
Bank	61,339	2.9	171,524	8.0	$171,524	8.0%
Tier 1 Capital (to risk-weighted assets) Company	(101,904)	(4.7)	86,092	4.0	n/a	n/a
Bank	33,083	1.5	85,762	4.0	85,762	4.0
Tier 1 Capital (to average assets for leverage capital purposes) Company	(101,904)	(3.1)	132,011	4.0	n/a	n/a
Bank	33,083	1.0	131,631	4.0	131,631	4.0

	At December 31, 2009
					To Be Adequately
					Capitalized Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
			(Dollars in thousands)
Total Capital (to risk-weighted assets) Company	$10,074	0.4%	$185,329	8.0%	n/a	n/a
Bank	148,062	6.4	184,899	8.0	$184,899	8.0%
Tier 1 Capital (to risk-weighted assets) Company	5,037	0.2	92,664	4.0	n/a	n/a
Bank	117,911	5.1	92,450	4.0	92,450	4.0
Tier 1 Capital (to average assets for leverage capital purposes) Company	5,037	0.1	138,706	4.0	n/a	n/a
Bank	117,911	3.4	138,482	4.0	138,482	4.0
Liquidity
     At March 31, 2010, on a consolidated basis, the Company had cash and cash equivalents of $380.4 million compared to $442.1 million at December 31, 2009. The Company manages the liquidity position of the Bank with the objective of maintaining access to sufficient funds to respond to the needs of depositors and borrowers. Liquid assets, including cash held at the Federal Reserve Bank and unencumbered securities, decreased from $419.5 million at December 31, 2009 to $374.7 million at March 31, 2010 primarily as a result of maturing brokered certificates of deposit that were not replaced.
     In addition to the normal cash flows from its securities portfolio, and repayments and maturities of loans and securities, the Bank short-term and intermediate-term deposits. As a result of the Bank’s critically undercapitalized status for regulatory capital purposes, the Bank is no longer able to accept or renew brokered deposits or secure deposits at rates that are higher than the prevailing effective rates on insured deposits of comparable amounts or maturities in the Bank’s normal market area or 75 basis points higher than the national rates published weekly by the FDIC, pay dividends or make other capital distributions, obtain funds through Federal funds lines, or obtain advances from the Federal Reserve Bank.
     The FHLBC advances and repurchase agreements are subject to the availability of collateral. The Bank has collateralized the FHLBC advances with various securities totaling $127.0 million and multi-family, junior lien, and commercial real estate loans totaling $893.8 million, as well as a blanket lien on multi-family and commercial real estate loans, and the repurchase agreements with various securities totaling $360.5 million at March 31, 2010. As a result of the Bank’s capital position, it increased the amount of collateral securing the existing FHLBC advances. In addition, the Bank can no longer access the wholesale funding market. The Company believes the Bank has sufficient liquidity to meet its current and future near-term liquidity needs; however, no assurances can be made that the Bank’s liquidity position will not be materially, adversely affected in the future.
     In addition, as a result of the Bank being less than well capitalized for regulatory capital purposes, the agreements with one of the Bank’s repurchase agreement counterparties could permit that counterparty to terminate the repurchase agreements. At March 31, 2010, the Bank’s repurchase agreements with those provisions totaled $262.7 million with fixed interest rates ranging from 2.76% to 4.65%, maturities ranging from approximately seven to eight years, and quarterly call provisions (at the counterparty’s option).
     The Company monitors and manages its liquidity position on several levels, which include estimated loan funding requirements, estimated loan payoffs, securities portfolio maturities or calls, anticipated depository buildups or runoffs, and interest and principal payments on borrowings.
     Certain available-for-sale securities were temporarily impaired at March 31, 2010, primarily due to changes in interest rates as well as current economic conditions that appear to be cyclical in nature. The Company does not intend to sell nor would it be required to sell the temporarily impaired securities before recovering their amortized cost. See Note 6 — Securities of the notes to the unaudited consolidated financial statements for more details. The Company’s liquidity position is further enhanced by monthly principal and interest payments received from a majority of the loan portfolio.
     The Company has developed analytical tools to help support the overall liquidity forecasting and contingency planning. In addition, the Company has developed a more efficient collateral management process which has strengthened the Bank’s liquidity.
     Holding Company Liquidity. The liquidity position at the holding company level is generally affected by the amount of cash and other liquid assets on hand, payment of interest and dividends on debt and equity issued by the holding company (all of which have been suspended or deferred as discussed below), capital it injects into the Bank, any redemption of debt for cash issued by the holding company, proceeds it raises through the issuance of debt and/or equity through the holding company, if any, and dividends received from the Bank, to the extent permitted.
     Since May 6, 2009, the Company has suspended the dividend on its Series A preferred stock; deferred the dividend on the $84.8 million of Series T preferred stock; and deferred interest payments on $60.8 million of its junior subordinated debentures as permitted by the terms of such debentures. The accrued interest deferred on junior subordinated debentures was $1.9 million through March 31, 2010. The Written Agreement requires the Company to obtain prior approval to resume dividend payments in respect of the Series A preferred stock or interest payments in respect of its junior subordinated debentures. On March 8, 2010, the U.S. Treasury exchanged the 84,784 shares of Series T preferred stock, having an aggregate approximate liquidation preference of $84.8 million, plus approximately $4.6 million in cumulative dividends not declared or paid on such preferred stock, for a new series of fixed rate cumulative mandatorily convertible preferred stock, Series G, with the same liquidation preference. The warrant dated December 5, 2008 to purchase 4,282,020 shares of common stock was also amended to re-set the exercise price. See Note 17 — Preferred Stock and Warrant of the notes to the unaudited consolidated financial statements for additional detail regarding the exchange of the Series T preferred stock.
     At May 12, 2010, the holding company’s cash and cash equivalents on an unconsolidated basis amounted to approximately $3.4 million. There are currently a number of limitations on the Company’s ability to manage its liquidity at the holding company level. The Written Agreement with the Federal Reserve Bank and the Illinois Division of Banking requires, among other things, that the Bank obtain prior approval in order to pay dividends. In addition, the Company must obtain prior approval of the Federal Reserve Bank to, among other things, take any other form of payment from the Bank representing a reduction in capital of the Bank and incur, increase or guarantee any debt. Accordingly, the Company’s present primary sources of funds at the holding company level are access to the capital and debt markets and private equity investments. Despite its efforts in 2009 and 2010, the Company has not received any commitment for a new equity capital investment and presently believes it is unlikely that it will be able to raise a sufficient amount of new equity capital in a timely manner, on acceptable terms or at all. If the lender under its revolving and term loan facilities does not exercise its right to demand payment of amounts presently owed following the expiration of a forbearance period further described below, the Company believes that it has the minimal level of liquidity needed to meet its near-term commitments.

     On October 22, 2009, the Company entered into the Forbearance Agreement with the lender under its revolving and term loan facilities, pursuant to which, among other things, the lender agreed to forbear from exercising the rights and remedies available to it as a consequence of certain continuing events of default, except for continuing to impose default rates of interest. This Forbearance Agreement expired on March 31, 2010, and as a result, the lender could at any time declare all amounts owed under the Loan Agreements immediately due and payable. Should the lender demand payment, the Company would be unable to repay the amounts due. As a result, the lender could, among other remedies, foreclose on outstanding shares of the Bank’s capital stock, which would have a material adverse effect on the Company’s business, operations and ability to continue as a going concern and could result in a loss of all or a substantial portion of the value of the Company’s outstanding securities. Management of the Company continues in its efforts on restructuring the Company’s outstanding credit agreements with its primary lender. See Note 3 — Forbearance Agreement of the notes to the unaudited consolidated financial statements.

ITEM 3 — QUANTITATIVE AND QUALITATIVE DISCLOSURES
ABOUT MARKET RISK
Interest Rate Sensitivity Analysis
     The Company performs a net interest income analysis as part of its asset/liability management processes. Net interest income analysis measures the change in net interest income in the event of hypothetical changes in interest rates. This analysis assesses the risk of change in net interest income in the event of sudden and sustained 100 and 200 basis point increases in market interest rates. The tables below present the Company’s projected changes in net interest income for the various rate shock levels at March 31, 2010 and December 31, 2009, respectively. As result of current market conditions, 100 and 200 basis point decreases in market interest rates are not applicable for March 31, 2010 and December 31, 2009 as those decreases would result in some deposit interest rate assumptions falling below zero. Nonetheless, the Company’s net interest income could decline in those scenarios as yields on earning assets could continue to adjust downward.

	Change in Net Interest Income Over One Year Horizon
					Company
					Guideline
	March 31, 2010		December 31, 2009		Maximum
	Dollar	%	Dollar	%	%
	Change	Change	Change	Change	Change
			(Dollars in thousands)
+200 bp	$8,262	14.41%	$11,109	18.12%	(10.0)%
+100 bp	3,864	6.74	5,084	8.29	—
-100 bp	N/A	N/A	N/A	N/A	—
-200 bp	N/A	N/A	N/A	N/A	(10.0)
     As shown above, at March 31, 2010, the effect of an immediate 200 basis point increase in interest rates would increase the Company’s net interest income by 14.41%, or $8.3 million. Overall net interest income sensitivity remains within the Company’s and recommended regulatory guidelines.
     The changes in the Company’s net interest income sensitivity were due, in large part, to the optionality on both sides of the balance sheet. The changes in net interest income over the one year horizon for March 31, 2010 under the 1.0% and 2.0% increases in market interest rates scenarios are reflective of this optionality. In general, in a rising rate environment, yields on floating rate loans and investment securities are expected to re-price upwards more quickly than the cost of funds. This has been mitigated somewhat by the aggressive implementation of floors on floating rate loans over the past year; the impact of a rise in interest rates for these assets is less than if these loans had no floors, causing the positive net interest income sensitivity to be less than previous reports.
     The Company does not have any sub-prime or Alt-A mortgage-backed securities in its securities portfolio nor does it have any sub- prime loans.

ITEM 4 — CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
     As of the end of the period covered by this report, an evaluation was performed under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer of the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 240.13a-15(e)). Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2010 to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms and is accumulated and communicated to the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, on a timely basis to allow for discussions regarding required disclosure.
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
     Among the factors that could have an impact on the Company’s ability to achieve operating results, growth plan goals, and the beliefs expressed or implied in forward-looking statements are:
•	The Company and Bank’s ability to timely comply with the terms of the PCA and the Written Agreement with their regulators pursuant to which the Company and Bank agreed to take certain corrective actions to improve their capital positions and financial condition;

•	Possible administrative or enforcement actions of banking regulators in connection with any material failure of the Company or the Bank to comply with banking laws, rules or regulations, or terms of the PCA and the Written Agreement;

•	The potential call by the Bank’s repurchase agreement counterparty to terminate the repurchase agreements since the Bank has not maintained its well-capitalized status and the substantial costs the Bank would incur to unwind these repurchase agreements prior to their maturities;

•	Uncertainties regarding the Company’s ability to raise a sufficient amount of new equity capital in a timely manner in order to increase its regulatory capital ratios as required by the PCA, facilitate a possible restructuring or equity conversion of its senior and subordinated debt, permit a conversion of the U.S. Treasury’s preferred equity investment into common stock and otherwise successfully implement and achieve the goals of the Capital Plan;

•	The exercise by the lender of all its rights in full as a result of certain existing events of default, including taking possession of all of the Bank’s capital stock held by the Company and pledged to the lender as collateral following the expiration of the Forbearance Agreement on March 31, 2010;

•	The Company’s inability to meet, on an unconsolidated basis, its short-term obligations and access sufficient sources of liquidity;

•	Management’s ability to effectively manage interest rate risk and the impact of interest rates in general on the volatility of the Company’s net interest income;

•	The effect of the Emergency Economic Stabilization Act of 2008, the American Recovery and Reinvestment Act of 2009, the implementation by the U.S. Department of the Treasury (the “U.S. Treasury”) and federal banking regulators of a number of programs to address capital and liquidity issues in the banking system and additional programs that will apply to us in the future, all of which may have significant effects on us and the financial services industry;

•	The effect on the Company’s profitability if interest rates fluctuate as well as the effect of the Bank’s customers’ changing use of deposit products;

•	The possibility that the Company’s wholesale funding sources may prove insufficient to replace deposits at maturity;

•	Inaccessibility of funding sources on the same terms on which the Company has historically relied, due to its current capital ratings;

•	The decline in commercial and residential real estate sales volume and the likely potential for continuing illiquidity in the real estate market, including within the Chicago metropolitan area;

•	The risks associated with the high concentration of commercial real estate loans in the Company’s portfolio;

•	The uncertainties in estimating the fair value of developed real estate and undeveloped land in light of declining demand for such assets and continuing illiquidity in the real estate market;

•	Negative developments and disruptions in the credit and lending markets, including the impact of the ongoing credit crisis on the Company’s business and on the businesses of its customers as well as other banks and lending institutions with which the Company has commercial relationships;

•	A continuation of the recent unprecedented volatility in the capital markets;

•	The risks associated with implementing the Company’s business strategy, including its ability to preserve and access sufficient capital to execute on its strategy;

•	Rising unemployment and its impact on the Company’s customers’ savings rates and their ability to service debt obligations;

•	Fluctuations in the value of the Company’s investment securities;

•	The ability to attract and retain senior management experienced in banking and financial services;

•	The risks associated with management changes and employee turnover;

•	Credit risks and risks from concentrations (by geographic area and by industry) within the Bank’s loan portfolio and individual large loans;

•	The risk that the allowance for loan losses may prove insufficient to absorb actual losses in the loan portfolio;

•	Possible volatility in loan losses between periods;

•	The imprecision of assumptions underlying the establishment of the allowance for loan losses and change in estimated values of collateral or cash flow projections and various financial assets and liabilities;

•	The Company’s ability to adapt successfully to technological changes to compete effectively in the marketplace;

•	The effects of competition from other commercial banks, thrifts, mortgage banking firms, consumer finance companies, credit unions, securities brokerage firms, insurance companies, money market and other mutual funds, and other financial institutions operating in the Company’s market or elsewhere or providing similar services;

•	Volatility of rate sensitive deposits;

•	Operational risks, including data processing system failures or fraud;

•	Liquidity risks;

•	The possibility that the Bank would experience deposit erosion caused by the expiration of the FDIC’s Transaction Account Guarantee Program;

•	The ability to successfully acquire low cost deposits or funding;

•	Changes in the economic environment, competition, or other factors that may influence loan demand, deposit flows, and the quality of the loan portfolio and loan and deposit pricing;

•	The impact from liabilities arising from legal or administrative proceedings on the financial condition of the Company;

•	The inability of the Bank to pay dividends to the Company;

•	The Company’s inability to pay cash dividends on its common and preferred stock and interest on its junior subordinated debentures;

•	Governmental monetary and fiscal policies, as well as legislative and regulatory changes, that may result in the imposition of costs and constraints on the Company through higher FDIC insurance premiums, significant fluctuations in market interest rates, increases in capital requirements, and operational limitations;

•	Changes in general economic or capital market conditions, interest rates, debt credit ratings, deposit flows, loan demand, including loan syndication opportunities;

•	Changes in legislation or regulatory and accounting requirements, principles, policies, or guidelines affecting the business conducted by the Company, including the results of regulatory examinations;

•	The impact of possible future goodwill and other material impairment charges;

•	The effects of increased deposit insurance premiums;

•	The delisting of the Company’s common stock from Nasdaq;

•	Acts of war or terrorism; and

•	Other economic, competitive, governmental, regulatory, and technological factors affecting the Company’s operations, products, services, and prices.
     The Company wishes to caution that the foregoing list of important factors may not be all-inclusive and specifically declines to undertake any obligation to publicly revise any forward-looking statements that have been made to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.
     With respect to forward-looking statements set forth in the notes to the unaudited consolidated financial statements, including those relating to contingent liabilities and legal proceedings, some of the factors that could affect the ultimate disposition of those contingencies are changes in applicable laws, the development of facts in individual cases, settlement opportunities, and the actions of plaintiffs, judges, and juries.

PART II
Item 1. Legal Proceedings
     There are no material pending legal proceedings to which the Company or its subsidiaries are a party other than ordinary routine litigation incidental to their respective business.
Item 1A. Risk Factors
     The Company has updated, as set forth below, the descriptions of certain risks and uncertainties that could affect the Company’s business, future performance or financial condition originally included in Part I, Item 1A of its Annual Report on Form 10-K for the year ended December 31, 2009. The risks described in these risk factors, in addition to the other risks described in the Company’s Annual Report on Form 10-K, could materially adversely affect the Company’s business, financial condition, future results or trading price of the Company’s common stock. In addition to the other information contained in the reports the Company files with the SEC, investors should consider these risk factors prior to making an investment decision with respect to the Company’s securities. The risks described in the risk factors below, and in the Company’s Annual Report on Form 10-K, however, are not the only risks facing the Company. Additional risks and uncertainties not currently known to the Company or those that are currently considered to be immaterial also may materially adversely affect the Company’s business, financial condition and/or operating results.
The Bank was critically undercapitalized under regulatory guidelines at March 31, 2010, and continued losses and deterioration in credit quality are likely to cause the Bank’s capital levels to further decline in the near term.
     Due to continued credit quality deterioration in 2010, the Bank was “critically undercapitalized” for regulatory capital ratio purposes at March 31, 2010 as compared to “undercapitalized” at December 31, 2009 and “well-capitalized” at September 30, 2009. A bank is considered critically undercapitalized when it has a tangible equity to total assets ratio of equal to or less than 2.00%. In addition, the Company was “undercapitalized” at March 31, 2010. If the Company fails to improve the Bank’s regulatory capital ratios within the timeframe required under the PCA discussed below, the Company believes it is likely that the Bank would be placed into FDIC receivership by its regulators or would be acquired by a third party in a transaction in which the Company receives no value for its interest in the Bank. Such an event could cause the Company to file for bankruptcy or become subject to an involuntary bankruptcy filing. Any of the foregoing events would be expected to result in a loss of all of the value of the Company’s outstanding securities.
Due to the Bank’s significantly undercapitalized status, the Bank is subject to a Prompt Corrective Action Directive (“PCA”) issued by the Board of Governors of the Federal Reserve System pursuant to which the Bank must either become adequately capitalized or be sold within 45 days of the PCA. Any failure to comply with the terms of the PCA will have a material adverse effect on the business of the Company.
     The PCA consented to by the Bank provides that the Bank, in conjunction with the Company, must within 45 days of March 30, 2010 (i.e., by May 13, 2010) either: (i) increase the Bank’s capital so that it becomes adequately capitalized; (ii) enter into and close an agreement to sell the Bank subject to regulatory approval and customary closing conditions; or (iii) take other necessary measures to make the Bank adequately capitalized. The PCA also prohibits or restricts the Bank from taking certain other actions and subjects the Bank to other operating restrictions. In addition, the Company and the Bank continue to be subject to the written agreement (the “Written Agreement”) with the Federal Reserve Bank and the Illinois Division of Banking that requires the Company and the Bank to take certain steps intended to improve their overall condition, as further described under Note 1—Regulatory Actions in the notes to the unaudited consolidated financials statements included in this report.
     The Company does not expect that it will be able to satisfy the capital-related requirements set forth in the PCA and the Written Agreement by the PCA Deadline. The Company does not expect that it will be able to satisfy the capital requirement set forth in the PCA by the PCA Deadline. If the Company is unable to satisfy such requirement by the PCA Deadline, the Company believes it is likely its bank regulators would place the Bank into FDIC receivership. The Company and the Bank were notified on March 25, 2010 by the Federal Reserve Bank that the Bank’s capital plan previously submitted as required under the Written Agreement was not accepted. Moreover, the PCA does not prevent bank regulators from increasing the amount or composition of capital required to be raised, denying any sale of the Bank or imposing other directives restricting the Company’s or the Bank’s business.
     If the Company or the Bank is unable to comply with the terms of the PCA or the Written Agreement, the Company and the Bank will become subject to further enforcement action by the regulators that will likely result in the appointment of a receiver for the

Bank or the acquisition of the Bank in a transaction in which the Company receives no value. The Bank represents substantially all of the Company’s assets. If the Bank were to be seized, the Company expects its remaining liabilities would exceed its assets. Any such appointment or sale of the Bank could be expected to result in a loss of all of the value of the Company’s outstanding securities.
The Company does not have the ability to pay amounts that are presently due to the Company’s primary lender.
     The Company has been in violation of certain financial covenants under its revolving line of credit and term note and the related loan documents (collectively, the “Loan Agreements”) since September 30, 2009. The lender under the Loan Agreements advised the Company that such noncompliance constituted a continuing event of default. As a result, the lender possesses certain rights and remedies, including the ability to demand immediate payment of amounts owed under the Loan Agreements totaling approximately $63.6 million plus accrued interest or to foreclose on 100% of the stock of the Bank which was pledged as collateral to support the Company’s obligations under the Loan Agreements. On October 22, 2009, the Company entered into a Forbearance Agreement with its lender under the Loan Agreements, pursuant to which, among other things, the lender agreed to forbear from exercising the rights and remedies available to it as a consequence of certain existing events of default, other than continuing to impose default rates of interest (the “Forbearance Agreement”). The Forbearance Agreement expired on March 31, 2010, and the lender could declare immediately due and payable all amounts owed under the Loan Agreements. Should the lender demand payment, the Company presently would be unable to repay the amounts due. As a result, the lender could, among other remedies, foreclose on outstanding shares of the Bank’s capital stock, which would have a material adverse effect on the Company’s business, operations and ability to continue as a going concern and could result in a loss of all or a substantial portion of the value of the Company’s outstanding securities. As of the date of this report, the lender has not made a demand for payment.
If the Company fails to promptly raise additional capital, the Company may be forced to seek bankruptcy protection and the Company believes it is likely that the Bank would be placed under FDIC receivership.
     A principal component of the Company’s overall capital plan has been to raise new equity capital necessary in order to improve the regulatory capital ratios of the Company and the Bank. The timely raising of new equity capital is also critical in order to increase the Bank’s capital as required by the PCA. To date, the Company has not received any commitment for a new equity capital investment, and there can be no assurance that the Company will be able to raise a sufficient amount of new equity capital in a timely manner, on acceptable terms or at all. If the Company fails to promptly raise a sufficient amount of new equity capital or, alternatively, execute another strategic initiative, the Company may become subject to a voluntary or involuntary bankruptcy filing and the Company believes it is likely that the Bank would be placed into FDIC receivership by its regulators or acquired by a third party in a transaction in which the Company receives no value for its interest in the Bank. Any such event could be expected to result in a loss of all of the value of the Company’s outstanding securities.
As a result of the above-described events and circumstances, the Company has determined that there is substantial doubt as to the Company’s ability to continue as a going concern.
     Due to the deterioration in the capital ratios of the Bank and the Company, the uncertainty as to the Company’s ability to raise sufficient amounts of new equity capital, recent regulatory actions with respect to the Company and the Bank, including the PCA, and the current inability of the Company to repay amounts owed under the Loan Agreements if its lender were to declare the amounts owed thereunder immediately due and payable, the Company has determined that there is substantial doubt as to the Company’s ability to continue as a going concern. Although the Company believes that the raising of additional capital, if timely achieved, will alleviate the substantial doubt about the Company’s ability to continue as a going-concern, to date no commitments for new capital investments have been secured. The Company’s independent registered public accounting firm has included in its report on the Company’s consolidated financial statements for the year ended December 31, 2009 included in the Company’s Form 10-K an explanatory paragraph with respect to the substantial doubt as to the Company’s ability to continue as a going concern. The Company was undercapitalized at December 31, 2009, as defined by the regulatory capital requirements administered by the federal banking agencies, and does not have sufficient liquidity to meet the potential demand for all amounts due under its lending arrangements. The Company’s financial statements do not include any adjustments that might result from the outcome of this uncertainty.
     A substantial doubt as to the Company’s ability to continue as a going concern may have a material adverse impact on the Company and the Bank’s business, financial condition and results of operations and the ability to raise necessary new equity capital. Moreover, relationships with third parties with whom the Company and the Bank do business or on whom they rely, including depositors (particularly those with deposit accounts in excess of FDIC insurance limits), customers and clients, vendors, employees and financial counter-parties could be significantly adversely impacted because these individuals and entities may react adversely to the going concern issue, making it more difficult for the Company to address the issues giving rise to the going concern. See Note 4 — Basis of Presentation, Going Concern of the notes to the unaudited consolidated financial statements.
Concern of the Company’s customers over deposit insurance may cause a decrease in deposits.
     With recent increased concerns about bank failures, customers increasingly are concerned about the extent to which their deposits are insured by the FDIC. Customers may withdraw deposits in an effort to ensure that the amount they have on deposit with their bank is fully insured. The Company continues to participate in the FDIC’s Transaction Account Guarantee Program where all noninterest-bearing transaction deposit accounts, including all personal and business checking deposit accounts, and NOW accounts, which are capped at a rate no higher than 0.50%, are fully guaranteed through June 30, 2010 and at a rate no higher than 0.25% through December 31, 2010 regardless of dollar amount. If this program is not extended beyond this date, the Company may experience a decrease in deposits. Decreases in deposits may adversely affect the Company’s funding costs, net income, and liquidity.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     None
Item 3. Defaults Upon Senior Securities
     None
Item 4. Removed and Reserved
Item 5. Other Information
     None
Item 6. Exhibits
     The following exhibits are either filed as part of this report or are incorporated herein by reference:
3.1	Amended and Restated Certificate of Incorporation, as amended.

3.3	Certificate of Designation for the Series G Preferred Stock (incorporated by reference to Registrant’s Form 10-K for the year ended December 31, 2009, File No. 001-13735).

4.1.3	Form of Certificate for the Series G Preferred Stock (incorporated by reference to Registrant’s Form 10-K for the year ended December 31, 2009, File No. 001-13735).

4.1.4	Warrant for Purchase of Shares of Common Stock, Dated March 8, 2010(incorporated by reference to Registrant’s Form 10-K for the year ended December 31, 2009, File No. 001-13735).

4.2	Certain instruments defining the rights of the holders of long-term debt of the Company and certain of its subsidiaries, none of which authorize a total amount of indebtedness in excess of 10% of the total assets of the Company and its subsidiaries on a consolidated basis, have not been filed as Exhibits. The Company hereby agrees to furnish a copy of any of these agreements to the SEC upon request.

10.75	Exchange Agreement dated February 25, 2010 by and between the Company and the United States Department of the Treasury (incorporated by reference to Registrant’s Report on Form 8-K filed March 3, 2010, File No. 001-13735).

10.77	Prompt Corrective Action Directive effective March 30, 2010 to the Bank by the Board of Governors of the Federal Reserve System (incorporated by reference to Registrant’s Form 10-K for the year ended December 31, 2009, File No. 001-13735).

31.1	Rule 13a-14(a) Certification of Principal Executive Officer.

31.2	Rule 13a-14(a) Certification of Principal Financial Officer.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, from the Company’s Chief Executive Officer and Chief Financial Officer.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Date: May 12, 2010

MIDWEST BANC HOLDINGS, INC. (Registrant)
By:	/s/ Roberto R. Herencia
Roberto R. Herencia
President and Chief Executive Officer (Principal Executive Officer)

By:	/s/ JoAnn Sannasardo Lilek
JoAnn Sannasardo Lilek
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Exhibit Index
3.1	Amended and Restated Certificate of Incorporation, as amended.

3.3	Certificate of Designation for the Series G Preferred Stock (incorporated by reference to Registrant’s Form 10-K for the year ended December 31, 2009, File No. 001-13735).

4.1.3	Form of Certificate for the Series G Preferred Stock (incorporated by reference to Registrant’s Form 10-K for the year ended December 31, 2009, File No. 001-13735).

4.1.4	Warrant for Purchase of Shares of Common Stock, Dated March 8, 2010(incorporated by reference to Registrant’s Form 10-K for the year ended December 31, 2009, File No. 001-13735).

4.2	Certain instruments defining the rights of the holders of long-term debt of the Company and certain of its subsidiaries, none of which authorize a total amount of indebtedness in excess of 10% of the total assets of the Company and its subsidiaries on a consolidated basis, have not been filed as Exhibits. The Company hereby agrees to furnish a copy of any of these agreements to the SEC upon request.

10.75	Exchange Agreement dated February 25, 2010 by and between the Company and the United States Department of the Treasury (incorporated by reference to Registrant’s Report on Form 8-K filed March 3, 2010, File No. 001-13735).

10.77	Prompt Corrective Action Directive effective March 30, 2010 to the Bank by the Board of Governors of the Federal Reserve System (incorporated by reference to Registrant’s Form 10-K for the year ended December 31, 2009, File No. 001-13735).

31.1	Rule 13a-14(a) Certification of Principal Executive Officer.

31.2	Rule 13a-14(a) Certification of Principal Financial Officer.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, from the Company’s Chief Executive Officer and Chief Financial Officer.